Form 10-Q
period 1999-09-30
DEVON ENERGY CORP
filed 1999-11-10
CIK 1090012

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1999

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 001-30176


                    DEVON ENERGY CORPORATION
     (Exact Name of Registrant as Specified in its Charter)


          Delaware                                73-1567067
   (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)          Identification Number)
    20 N. Broadway, Suite 1500
     Oklahoma City, Oklahoma                   73102
(Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code:   (405) 235-3611


                         Not applicable

Former name, former address and former fiscal year, if changed from last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No    .

     The number of shares outstanding of Registrant's common stock, par value $.10, as of November 1, 1999, was 80,893,000.

                     1 of 226 total pages
              (Exhibit Index is found at page 39)

                    DEVON ENERGY CORPORATION

              Index to Form 10-Q Quarterly Report
           to the Securities and Exchange Commission

                                                         Page No.
     Part I. Financial Information
       Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets, September 30, 1999    4
          (Unaudited) and December 31, 1998

          Consolidated Statements of Operations (Unaudited)  5
          for the Three Months and Nine Months Ended
          September 30, 1999 and 1998

          Consolidated Statements of Comprehensive           6
          Operations (Unaudited) for the Three Months and
          Nine Months Ended September 30, 1999 and 1998

          Consolidated Statements of Cash Flows (Unaudited)  7
          for the Nine Months Ended September 30, 1999 and
          1998

          Notes to Consolidated Financial Statements         8

       Item 2. Management's Discussion and Analysis of      19
               Financial Condition and Results of
               Operations

       Item 3. Quantitative and Qualitative Disclosures     33
               About Market Risk

     Part II. Other Information
       Item 4. Submission of Matters to a Vote of           34
               Security Holders

       Item 6. Exhibits and Reports on Form 8-K             35
                           DEFINITIONS
                    As used in this document:
                 "Mcf" means thousand cubic feet
                 "MMcf" means million cubic feet
                 "Bcf" means billion cubic feet
                       "Bbl" means barrel
                 "MBbls" means thousand barrels
                 "MMBbls" means million barrels
              "Boe" means equivalent barrels of oil
         "MBoe" means thousand equivalent barrels of oil
             "Oil" includes crude oil and condensate
                "NGLs" means natural gas liquids

                    DEVON ENERGY CORPORATION















                 Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                  September 30, 1999 and 1998















         (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In Thousands, Except Share Data)

                                       September 30,   December 31,
                                           1999           1998
                                       (Unaudited)

Assets
Current assets:
  Cash and cash equivalents           $    380,258       19,154
  Accounts receivable                      187,726       83,858
  Inventories                               16,849        2,750
  Prepaid expenses                          11,377        2,351
  Deferred income taxes                          -          605
  Investments and other assets                 383        1,930

    Total current assets                   596,593      110,648

Property and equipment, at cost, based
  on the full cost method of accounting
  for oil and gas properties             5,561,881    2,610,511
    Less accumulated depreciation,
      depletion and amortization         1,702,266    1,509,583

                                         3,859,615    1,100,928
Investment in Chevron Corporation
  common stock, at market value            629,453            -
Other assets                                89,609       14,780

    Total assets                        $5,175,270    1,226,356

Liabilities and stockholders' equity
Current liabilities:
  Current maturities of long-term debt     200,000            -
  Accounts payable:
    Trade                                  117,387       40,177
    Revenues and royalties due to others    38,974       12,508
  Accrued liabilities                      181,171       27,971
  Deferred income taxes                      3,823            -

    Total current liabilities              541,355       80,656

Other liabilities                          191,044       34,747
Debentures exchangeable into shares of
  Chevron Corporation common stock         760,313            -
Other long-term debt                     1,022,727      405,271
Deferred income taxes                      691,743       33,219
Company-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary trust holding solely 6.5%
  convertible junior subordinated
  debentures of Devon Energy Corporation   149,500      149,500
Stockholders' equity:
  Preferred stock of $1.00 par value.
    Authorized 4,500,000 shares; issued
      1,500,000 in 1999 and none in 1998     1,500            -
  Common stock of $.10 par value.
    Authorized 400,000,000 shares; issued
      80,394,000 in 1999 and 48,425,000
      in 1998                                8,039        4,842
  Additional paid-in capital             2,074,731      796,992
  Accumulated deficit                     (205,873)    (242,909)
  Accumulated other comprehensive loss     (59,809)     (35,962)

    Total stockholders' equity           1,818,588      522,963

    Total liabilities and stockholders'
      equity                            $5,175,270    1,226,356


See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations
            (In Thousands, Except Per Share Amounts)

                                      Three Months EndedNine Months Ended
                                       September 30,       September 30,
                                      1999      1998      1999       1998
                                                (Unaudited)

Revenues
  Oil sales                       $  81,778    35,828    146,562   111,401
  Gas sales                         116,619    50,739    229,557   157,294
  Natural gas liquids sales          15,844     3,902     25,608    13,589
  Other                               5,610     2,401      9,702    15,798

      Total revenues                219,851    92,870    411,429   298,082

Costs and expenses
  Lease operating expenses           45,846    28,119    100,366    85,798
  Production taxes                    7,051     3,550     13,466    10,816
  Depreciation, depletion and
    amortization                     85,477    31,755    154,798    92,913
  General and administrative
    expenses                         19,338     5,896     32,513    17,680
  Interest expense                   21,459     5,507     35,238    16,344
  Deferred effect of changes in
    foreign currency exchange rate
    on subsidiary's long-term debt     (330)    8,512     (9,076)   15,433
  Distributions on preferred
    securities of subsidiary trust    2,429     2,429      7,288     7,288
  Reduction of carrying value of oil
    and gas properties                    -   126,900          -   126,900

      Total costs and expenses      181,270   212,668    334,593   373,172

Earnings (loss) before income
  tax expense (benefit)              38,581  (119,798)    76,836   (75,090)

Income tax expense (benefit)
  Current                             4,573     1,183      8,875     6,514
  Deferred                            9,556   (37,786)    21,320   (24,807)

    Total income tax expense
      (benefit)                      14,129   (36,603)    30,195   (18,293)

Net earnings (loss)               $  24,452   (83,195)    46,641   (56,797)

Net earnings (loss) applicable
  to common stockholders          $  23,235   (83,195)    45,424   (56,797)

Net earnings (loss) per average
  common share outstanding
  (Note 5):
    Basic                             $0.39     (1.72)      0.87     (1.18)
    Diluted                           $0.38     (1.72)      0.86     (1.18)

Weighted average common shares
  outstanding - basic (Note 5)       59,842    48,406     52,372    48,361





See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Operations
                         (In Thousands)

                                              Three Months EndedNine Months Ended
                                             September 30,           September 30,
                                           1999        1998        1999        1998
                                                          (Unaudited)

Net earnings (loss)                     $ 24,452     (83,195)     46,641     (56,797)

Other comprehensive earnings (loss):
  Foreign currency translation
    adjustments                              183      (4,805)      4,815      (7,909)
  Unrealized losses on marketable
    securities, net of tax benefit       (28,662)          -     (28,662)          -

Comprehensive earnings (loss)          $  (4,027)    (88,000)     22,794     (64,706)









See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                         (In Thousands)

                                               Nine Months Ended September 30,
                                                      1999         1998
                                                         (Unaudited)

Cash flows from operating activities
  Net earnings (loss)                           $     46,641      (56,797)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by operating
    activities:
     Depreciation, depletion and amortization        154,798       92,913
     Deferred effect of changes in foreign
       currency exchange rate on subsidiary's
       long-term debt                                 (9,076)      15,433
     (Gain) loss on sale of assets                       (87)        (127)
     Deferred income taxes (benefit)                  21,320      (24,807)
     Reduction of carrying value of oil and
       gas properties                                      -      126,900
     Other                                              (332)         901
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                         (30,099)      16,456
         Inventories                                  (1,022)       1,412
         Prepaid expenses                             (1,105)         503
         Other assets                                 (1,306)         516
       Increase (decrease) in:
         Accounts payable                            (13,798)      (5,306)
         Accrued liabilities                          28,526      (14,445)
         Long-term other liabilities                  (1,869)      (1,158)

         Net cash provided by operating activities   192,591      152,394

Cash flows from investing activities
  Proceeds from sale of property and equipment        57,524       63,200
  Payments made for acquisition of businesses,
   net of cash acquired                              (16,588)           -
  Proceeds from sale of investments                        -       43,641
  Capital expenditures                              (230,531)    (248,377)
  Decrease (increase) in other assets                    637       (3,065)

            Net cash used in investing activities   (188,958)    (144,601)

Cash flows from financing activities
  Proceeds from borrowings on revolving lines of
    credit                                         1,031,291      985,241
  Principal payments on revolving lines of credit (1,058,096)  (1,030,987)
  Issuance of common stock, net of issuance costs    391,647        2,440
  Dividends paid on common stock                      (8,388)      (4,848)
  Dividends paid on preferred stock                   (1,217)           -
  Increase in long-term other liabilities              2,072        5,977

         Net cash provided (used) by financing
           activities                                357,309      (42,177)

Effect of exchange rate changes on cash                  162         (531)

Net increase (decrease) in cash and cash
  equivalents                                       361,104       (34,915)
Cash and cash equivalents at beginning of period     19,154        42,065

Cash and cash equivalents at end of period     $    380,258         7,150

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Basis of Presentation

    On December 10, 1998, Devon Energy Corporation ("Devon") and Northstar Energy Corporation ("Northstar") closed a merger of the two companies (the "Northstar Combination"). At that date, Northstar became a wholly-owned subsidiary of Devon. Pursuant to the Northstar Combination, Northstar's common shareholders received approximately 16.1 million exchangeable shares (the "Exchangeable Shares") based on an exchange ratio of 0.235 Exchangeable Shares for each Northstar common share outstanding. The Exchangeable Shares were issued by Northstar, but are exchangeable at any time into Devon's common shares on a one-for-one basis. Prior to such exchange, the Exchangeable Shares have rights identical to those of Devon's common shares, including dividend, voting and liquidation rights. Between December 10, 1998 and September 30, 1999, approximately 11.3 million of the originally issued 16.1 million Exchangeable Shares had been exchanged for shares of Devon common stock.

     The Northstar Combination was accounted for under the pooling-of-interests method of accounting for business combinations. All operational and financial information contained herein includes the combined amounts of Devon and Northstar for all periods presented. The separate results of operations of Devon and Northstar for the three month and nine month periods ended September 30, 1998 are as follows:

                          Three Months        Nine Months
                             Ended                Ended
                       September 30, 1998   September 30, 1998
                                 (In Thousands)

     Revenues:
        Devon             $  57,072               184,506
        Northstar            35,798               113,576
        Combined          $  92,870               298,082

     Net earnings (loss):
        Devon               (83,086)              (65,329)
        Northstar              (109)                8,532
        Combined          $ (83,195)              (56,797)

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon's 1998 annual report on Form 10-K.

     In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the three month and nine month periods ended September 30, 1999 and 1998.

2.   PennzEnergy Merger

       Devon closed its merger with PennzEnergy Company ("PennzEnergy") on August 17, 1999. The merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying statements of operations for the third quarter and first nine months of 1999 include the effects of PennzEnergy operations for the last half of August and the entire month of September.

     Devon issued approximately 21.5 million shares of its common stock to the former stockholders of PennzEnergy. In addition, Devon assumed long-term debt and other obligations totaling approximately $2.2 billion on August 17, 1999. The calculation of the total purchase price and the preliminary allocation to assets and liabilities as of August 17, 1999, are shown below. Devon intends to sell in the near future certain of the assets acquired. Generally, the proceeds from such sales will reduce the gross purchase price allocated to oil and gas properties. The following is preliminary and is subject to change as various assumptions are finalized as information is evaluated or determined.

                                                  (In Thousands,
                                               Except Share Price)

Calculation and preliminary allocation of
  purchase price:
    Shares of Devon common stock issued to
      PennzEnergy Stockholders                         21,501
    Average Devon stock price                          $33.40

    Fair value of common stock issued             $   718,177
    Plus preferred stock assumed by Devon             150,000
    Plus estimated merger costs to be
      incurred                                         71,545
    Plus fair value of PennzEnergy employees
      tock options assumed by Devon                    18,295
    Less stock registration and issuance
      costs incurred                                   (4,985)

Total purchase price                                  953,032

Plus fair value of liabilities assumed by Devon:
    Current liabilities                               213,619
    Debentures exchangeable into Chevron Corporation
      common stock                                    760,313
    Other long-term debt                              838,792
    Other long-term liabilities                       155,916

                                                    2,921,672

Less fair value of non oil and gas assets acquired
  by Devon:
    Current assets                                    108,164
    Non oil and gas properties                         17,370
    Investment in common stock of Chevron
      Corporation                                     676,441
    Other assets                                       73,983

    Fair value allocated to oil and gas properties,
      including $111 million of undeveloped
      leasehold                                    $2,045,714

     In addition to the $2 billion allocated to oil and gas properties as shown in the previous table, $660.7 million was also added to oil and gas properties for deferred taxes created as a result of the merger. Due to the tax-free nature of the merger, Devon's tax basis in the assets acquired and liabilities assumed are the same as PennzEnergy's tax basis. The $660.7 million of deferred taxes recorded represent the deferred tax effect of the difference between the fair values assigned by Devon for financial reporting purposes to the former PennzEnergy assets and liabilities and their bases for income tax purposes.

Pro Forma Information

     Set forth below is certain unaudited pro forma financial information for the nine months ended September 30, 1999 and 1998. This information has been prepared assuming the merger was consummated on January 1, 1998, and is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the merger had occurred in the past, Devon's operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the merger had occurred on January 1, 1998. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the merger.

     The pro forma information includes the effect of Devon's recent issuance of 10,332,100 shares of common stock as if such shares had been issued on January 1, 1998. (See Note 3 for additional information on this recent issuance of shares of common stock.) The pro forma information assumes that the approximate $402 million of net proceeds from the issuance of common stock was used to retire long-term debt and therefore reduce interest expense.

     The following should be considered in connection with the pro forma financial information presented:

          Expected annual cost savings of $50 to $60 million have not been reflected as an adjustment to the historical data in preparing the following pro forma information. These cost savings are expected to result from the consolidation of the corporate headquarters of Devon and PennzEnergy and the elimination of duplicate staff and expenses.

          The first nine months of 1999's pro forma results include a gain of $46.7 million ($29.8 million after-tax) from PennzEnergy's second quarter sale of land, timber and mineral rights in Pennsylvania and New York.

          In the 1998 third quarter, PennzEnergy realized pretax gains on the sale and exchange of Chevron Corporation common stock of $203.1 million. This gain is included in the 1998 pro forma financial information below. The pro forma financial information does not include the related $207.0 million after-tax extraordinary loss resulting from the early extinguishment of debt.

          The 1998 third quarter and year-to-date pro forma results include $20.9 million and $22.9 million, respectively, of nonrecurring general and administrative expenses in connection with the spin-off of Pennzoil-Quaker State Company on December 30, 1998.

          The 1998 third quarter and year-to-date pro forma results include a reduction of the carrying value of oil and gas properties incurred by Devon. This reduction, which was due to the full cost ceiling limitation, was $126.9 million ($88.0 million after-tax).

                                              Pro Forma Information
                                       Three Months Ended Nine Months Ended
                                       September 30,          September 30,
                                     1999        1998       1999         1998
                                (Dollars In Thousands, Except Per Share Amounts)

Revenues
  Oil sales                       $ 113,407     75,031     263,305     238,080
  Gas sales                         161,747    127,046     425,569     421,095
  Natural gas liquids sales          22,997     13,058      51,493      50,725
  Other                              10,205    244,431      75,859     289,251

      Total revenues                308,356    459,566     816,226     999,151

Costs and expenses
  Lease operating expenses           65,477    75,969      196,473     223,794
  Production taxes                    9,238     7,046       22,417      21,753
  Depreciation, depletion and
    amortization                    136,664   136,403      405,569     432,063
  General and administrative
    expenses                         30,101    56,624       87,996     111,160
  Interest expense                   36,524    35,496       91,667     105,551
  Deferred effect of changes in
    foreign currency exchange rate
    on subsidiary's long-term debt     (330)    8,512       (9,076)     15,433
  Distributions on preferred
    securities of subsidiary trust    2,429     2,429        7,288       7,288
  Reduction of carrying value of oil
    and gas properties                    -   126,900            -     126,900

      Total costs and expenses      280,103   449,379      802,334   1,043,942

Earnings (loss) before income tax
  expense (benefit)                  28,253    10,187       13,892     (44,791)

Income tax expense (benefit)
  Current                             4,870   118,421       9,138      118,701
  Deferred                            5,221  (107,372)     (3,767)    (132,618)

    Total income tax expense
      (benefit)                      10,091    11,049       5,371      (13,917)

Net earnings (loss)               $  18,162      (862)      8,521      (30,874)

Net earnings (loss) applicable
  to common stockholders          $  15,728    (3,296)      1,219      (34,065)

Net earnings (loss) per average
  common share outstanding -
  basic and diluted                   $0.19     (0.04)       0.02        (0.43)

Weighted average common shares
  outstanding - basic                80,728    80,112      80,696       80,031

Production data
  Oil (MBbls)                         6,109     6,648      18,071       19,878
  Gas (MMcf)                         76,282    73,796     229,734      229,258
  NGLs (MBbls)                        1,748     1,738       5,019        5,522
  Mboe                               20,571    20,685      61,379       63,610

3.   Equity Offering

     In late September and early October, 1999, Devon received $402.7 million from the sale of approximately 10.3 million shares of its common stock in a public offering. On September 27, 1999, Devon sold 9.9 million shares of its common stock in the initial public offering. The price to the public for these shares was $40.50 per share. Net of underwriters' discount and commissions, Devon received $38.98 per share, or $385.9 million. On October 4, 1999, the underwriters exercised their overallotment option for an additional 432,100 shares of Devon common stock. The net proceeds to Devon from this additional offering, at the net price of $38.98 per share, were approximately $16.8 million. Devon expects to pay approximately $0.8 million of expenses related to the equity offering, and these costs have been recorded as reductions of additional paid-in capital as of September 30, 1999.

     The $402 million of net proceeds from the offering will primarily be used to retire $350 million of long-term debt assumed in the PennzEnergy merger. This debt consists of $200 million that bears interest at 9.625% and matures on November 15, 1999, and $150 million that bears interest at 10.625% and matures on June 1, 2001. The $200 million will be retired at its stated maturity date. Devon called the $150 million for early redemption and retired this debt on October 28, 1999. There were no premiums required for this early redemption. The additional credit available to Devon as a result of the debt reductions will be used primarily for capital expenditures and acquisitions as they occur.

     The remainder of the equity offering proceeds will be used to retire debt under Devon's U.S. credit facility which totaled $30 million at September 30, 1999. Pending the use of the proceeds to retire the various debt, the proceeds are being invested in short-term investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

4.   Credit Facilities

     On October 15, 1999, Devon entered into new unsecured long-term credit facilities aggregating $750 million (the "Credit Facilities"). The Credit Facilities include a U.S. facility of $475 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility"). The Credit Facilities replaced Devon's previous facilities that totaled $400 million.

     Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $0.9 million that is payable quarterly.

     The $475 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $275 million. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until October 13, 2000 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. Debt borrowed under the Tranche B facility matures two years and one day following the end of the Tranche B Revolving Period. On October 15, 1999, there were no borrowings from the $475 million U.S. Facility.

     Devon may borrow funds under the $275 million Canadian Facility until October 13, 2000 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 45 and 90 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semi-annual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On October 15, 1999, there was $131.3 million borrowed under the $275 million Canadian facility.

     The agreements governing the Credit Facilities contain certain covenants and restrictions, including a maximum allowed debt-to-capitalization ratio as defined in the agreements.

5.   Earnings Per Share

    The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month and nine month periods ended September 30, 1999. The diluted loss per share calculations for the three and nine month periods ended September 30, 1998 produced results that were anti-dilutive. These calculations decreased the net loss by $1.5 million and $4.5 million in the three month and nine month periods ended September 30, 1998, respectively, and increased the common shares outstanding by 5.2 million shares in each of such respective periods.

    Options to purchase approximately 1.5 million shares of Devon's common stock with exercise prices ranging from $40.13 per share to $92.78 per share (with a weighted average price of $62.74 per share) were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share for the third quarter of 1999 because the options' exercise price exceeded the average market price of Devon's common stock during the third quarter. Similarly, options to purchase approximately 2.7 million shares of Devon's common stock with exercise prices ranging from $35.58 per share to $92.78 per share (with a weighted average price of $51.48 per share) were excluded from the diluted earnings per share calculation for the first nine months of 1999. The excluded options for both the quarter and the nine months period expire between December 10, 1999 and September 30, 2009.

                                         Net
                                      Earnings                  Net
                                     Applicable     Common    Earnings
                                     To Common      Shares      Per
                                    Stockholders  Outstanding  Share
                                         (In Thousands)

Three Months Ended September 30, 1999:

     Basic earnings per share         $23,235       59,842     $0.39

     Dilutive effect of:
     Potential common shares issuable
     upon the conversion of Trust
     Convertible Preferred Securities
     (the increase in net earnings is
     net of income tax expense of
     $963,000)                          1,506        4,902

     Potential common shares issuable
     upon the exercise of outstanding
     stock options                          -          790

    Diluted earnings per share        $24,741       65,534     $0.38

    Nine Months Ended September 30, 1999:

     Basic earnings per share         $45,424       52,372     $0.87

     Dilutive effect of:
     Potential common shares issuable
     upon the conversion of Trust
     Convertible Preferred securities
     (the increase in net earnings
     is net of income tax expense of
     $2,889,000)                        4,519        4,902

     Potential common shares issuable
     upon the exercise of outstanding
     stock options                          -          553

    Diluted earnings per share        $49,943       57,827     $0.86

     To arrive at net earnings applicable to common stockholders as shown in the previous tables, net earnings are reduced by the amount of dividends on the 6.49% cumulative preferred stock outstanding. Such dividends equal approximately $2.4 million per quarter. This preferred stock was assumed by Devon in the PennzEnergy merger. Therefore, the net earnings for the third quarter and first nine months of 1999 have been reduced by $1.2 million for half of the third quarter's preferred dividend because the merger was closed on August 17, 1999.

6.   Segment Information

     Devon manages its business by country. As such, Devon identifies its segments based on geographic areas. Devon has two reportable segments: its operations in the U.S. and its operations in Canada. Substantially all of both segments' operations involve oil and gas producing activities.

     Following is certain financial information regarding Devon's segments. The revenues reported are all from external customers.

                                                 U.S.       Canada     Other      Total
                                                             (In Thousands)

As of September 30, 1999:
Current assets                              $   515,919     60,094    20,580     596,593
Property and equipment, net of accumulated
  depreciation, depletion and amortization    3,076,670    476,100   306,845   3,859,615
Investment in Chevron Corporation common
  stock                                         629,453          -         -     629,453
Other assets                                     77,778        899    10,932      89,609

     Total assets                            $4,299,820    537,093   338,357   5,175,270

Current liabilities                             473,315     51,926    16,114     541,355
Debentures exchangeable into shares of
  Chevron Corporation common stock              760,313          -         -     760,313
Other long-term debt                            668,463    354,264         -   1,022,727
Deferred tax liabilities (assets)               670,403     (8,668)   30,008     691,743
Other liabilities                               183,687      3,603     3,754     191,044
TCP Securities                                  149,500          -         -     149,500
Stockholders' equity                          1,394,139    135,968   288,481   1,818,588

     Total liabilities and stockholders'
       equity                                $4,299,820    537,093   338,357   5,175,270

Three Months ended September 30, 1999:
Revenues
   Oil sales                                $    57,490     23,276     1,012      81,778
   Gas sales                                     89,406     27,213         -     116,619
   Natural gas liquids sales                     12,972      2,872         -      15,844
   Other                                          4,383      1,017       210       5,610

     Total revenues                             164,251     54,378     1,222     219,851

Costs and expenses
   Lease operating expenses                      33,332     12,214       300      45,846
   Production taxes                               6,684        367         -       7,051
   Depreciation, depletion and amortization      68,441     16,982        54      85,477
   General and administrative expenses           15,251      2,777     1,310      19,338
   Interest expense                              15,384      6,091       (16)     21,459
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                                   -       (330)        -        (330)
   Distributions on preferred securities of
     subsidiary trust                             2,429          -         -       2,429

     Total costs and expenses                   141,521     38,101     1,648     181,270

Earnings (loss) before income tax expense
  (benefit)                                      22,730     16,277      (426)     38,581

Income tax expense (benefit)
   Current                                        4,080       493          -       4,573
   Deferred                                       2,853     6,864       (161)      9,556

     Total income tax expense (benefit)           6,933     7,357       (161)     14,129

Net earnings (loss)                       $      15,797     8,920       (265)     24,452

Capital expenditures                      $      56,640    33,996          -      90,636

                                             U.S.     Canada     Other       Total
                                                         (In Thousands)
Three months ended September 30, 1998:
Revenues
   Oil sales                             $ 16,652     19,176          -      35,828
   Gas sales                               30,351     20,388          -      50,739
   Natural gas liquids sales                2,808      1,094          -       3,902
   Other                                      883      1,518          -       2,401

     Total revenues                        50,694     42,176          -      92,870

Costs and expenses
   Lease operating expenses                16,360     11,759          -      28,119
   Production taxes                         3,184        366          -       3,550
   Depreciation, depletion and
     amortization                          20,739     11,016          -      31,755
   General and administrative expenses      2,758      3,138          -       5,896
   Interest expense                           133      5,374          -       5,507
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                             -      8,512          -       8,512
   Distributions on preferred securities
     of subsidiary trust                    2,429          -          -       2,429
   Reduction of carrying value of oil
     and gas properties                   126,900          -          -     126,900

     Total costs and expenses             172,503     40,165          -     212,668

Earnings (loss) before income tax
  expense (benefit)                      (121,809)     2,011          -    (119,798)

Income tax expense (benefit)
   Current                                    412        771          -       1,183
   Deferred                               (38,177)       391          -     (37,786)

     Total income tax expense (benefit)   (37,765)     1,162          -     (36,603)

Net earnings (loss)                     $ (84,044)       849          -     (83,195)

Capital expenditures                    $  47,143     29,736          -      76,879

Nine months ended September 30, 1999:
Revenues
   Oil sales                            $  91,887     53,663      1,012     146,562
   Gas sales                              150,015     79,542          -     229,557
   Natural gas liquids sales               19,175      6,433          -      25,608
   Other                                    5,761      3,731        210       9,702

     Total revenues                       266,838    143,369      1,222     411,429

Costs and expenses
   Lease operating expenses                62,598     37,468        300     100,366
   Production taxes                        12,441      1,025          -      13,466
   Depreciation, depletion and
     amortization                         105,212     49,532         54     154,798
   General and administrative expenses     22,209      8,994      1,310      32,513
   Interest expense                        16,872     18,382        (16)     35,238
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                             -     (9,076)         -      (9,076)
   Distributions on preferred securities
     of subsidiary trust                    7,288          -          -       7,288

     Total costs and expenses             226,620    106,325      1,648     334,593

Earnings (loss) before income tax
  expense (benefit)                        40,218     37,044       (426)     76,836

Income tax expense (benefit)
   Current                                  6,790      2,085          -       8,875
   Deferred                                 5,179     16,302       (161)     21,320

     Total income tax expense (benefit)    11,969     18,387       (161)     30,195

Net earnings (loss)                     $  28,249     18,657       (265)     46,641

Capital expenditures                    $ 138,244     92,287          -     230,531

                                            U.S.      Canada    Other       Total
                                                         (In Thousands)

Nine months ended September 30, 1998:
Revenues
   Oil sales                             $ 55,719     55,682         -     111,401
   Gas sales                               95,429     61,865         -     157,294
   Natural gas liquids sales                9,808      3,781         -      13,589
   Other                                    3,185     12,613         -      15,798

     Total revenues                       164,141    133,941         -     298,082

Costs and expenses
   Lease operating expenses                49,724     36,074         -      85,798
   Production taxes                         9,590      1,226         -      10,816
   Depreciation, depletion and
     amortization                          61,195     31,718         -      92,913
   General and administrative expenses      8,491      9,189         -      17,680
   Interest expense                           183     16,161         -      16,344
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                             -     15,433         -      15,433
   Distributions on preferred securities
     of subsidiary trust                    7,288          -         -       7,288
   Reduction of carrying value of oil
     and gas properties                   126,900          -         -     126,900

     Total costs and expenses             263,371    109,801         -     373,172

Earnings (loss) before income tax
  expense (benefit)                       (99,230)    24,140         -     (75,090)

Income tax expense (benefit)
   Current                                  3,817      2,697         -       6,514
   Deferred                               (34,156)     9,349         -     (24,807)

     Total income tax expense (benefit)   (30,339)    12,046         -     (18,293)

Net earnings (loss)                     $ (68,891)    12,094         -     (56,797)

Capital expenditures                    $ 130,737    117,640         -     248,377

7.   Early Redemption of Trust Convertible Preferred Securities

     Devon has outstanding $149.5 million of 6.5% Trust Convertible Preferred Securities (the "TCP Securities"). The TCP Securities are convertible into approximately 4.9 million shares of Devon's common stock, which equates to a conversion price of $30.50 per share of Devon common stock. The TCP Securities have a maturity date of June 15, 2026. However, on October 27, 1999, Devon issued notice to the holders of the TCP Securities that it was exercising its right to redeem such securities on November 30, 1999. The redemption price, including a required 4.55% premium, would total $156.3 million if all TCP Securities holders elected to receive the cash redemption price. However, based upon Devon's common stock price of $38.1875 per share as of November 5, 1999, the TCP Securities holders have an economic incentive to elect to convert their securities into shares of Devon common stock instead of receiving the cash redemption price.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

    The following discussion addresses material changes in results of operations for the three month and nine month periods ended September 30, 1999, compared to the three month and nine month periods ended September 30, 1998, and in financial condition since December 31, 1998. It is presumed that readers have read or have access to Devon's 1998 annual report on Form 10-K.

Overview

     On December 10, 1998, Devon merged with Canadian-based Northstar. As a result of accounting for this combination as a "pooling-of-interests," the financial data for all periods presented herein represent the combined results of the two companies. The pooling-of-interests method of accounting requires historical information to be restated as if the combining companies had always been merged. The restated data varies significantly from the historical data Devon previously presented on a stand-alone basis.

    Devon's net earnings for 1999's third quarter were $24.5 million, compared to a net loss in 1998's third quarter of $83.2 million. The 1999 quarter's net earnings per share were $0.39 per share ($0.38 per share diluted), compared to 1998's quarterly net loss of $1.72 per share. Net earnings for the first nine months of 1999 were $46.6 million, compared to a net loss of $56.8 million for the same period of 1998. The 1999 year-to-date net earnings per share were $0.87 per share ($0.86 per share diluted), compared to a net loss of $1.18 per share for the first nine months of 1998.

     On August 17, 1999, Devon closed its merger with PennzEnergy Company. Devon issued 21.5 million shares to the former PennzEnergy stockholders and assumed debt and other obligations that brought the total amount of assets acquired to approximately $2.9 billion. The PennzEnergy merger was accounted for using the purchase method of accounting for business combinations. Accordingly, Devon began recognizing additional revenues and expenses from the PennzEnergy operations on August 17, 1999.
Even though the PennzEnergy operations affected Devon's third quarter results for only 1 1/2 months, the additional revenues and expenses from such operations were significant in relation to Devon's historical amounts. The effects of the PennzEnergy merger, higher 1999 oil, gas and natural gas liquids ("NGLs") prices and a $126.9 million ($88 million after-tax) full cost writedown in 1998's third quarter were the primary factors behind the third quarter and year-to-date variances between 1999's results and those of the 1998 periods.

     On September 27 and October 4, 1999, Devon issued an aggregate 10.3 million shares of additional common stock in a public offering. The net proceeds from this issuance were approximately $402 million. These proceeds will be used primarily to retire $350 million of 10% interest bearing long-term debt assumed in the PennzEnergy merger.

     On October 15, 1999, Devon entered into $750 million of new unsecured long-term credit facilities which replaced its previous $400 million of facilities. As of October 15, 1999, Devon had approximately $619 million of unused borrowing capacity under the new facilities.

Results of Operations

     Total revenues increased $127.0 million, or 137%, in the third quarter of 1999, and $113.3 million, or 38%, in the first nine months of 1999. Oil, gas and NGLs revenues increased $123.8 million, or 137%, for the third quarter of 1999, and $119.4 million, or 42%, for the first nine months of the year. The quarterly and year-to-date comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's foreign operations are expressed in U.S. dollars.)

                                                      Total
                                   Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  1999     1998  Change    1999     1998  Change

Production
     Oil (MBbls)                 4,324    2,945   +47%    9,395    9,050    +4%
     Gas (MMcf)                 56,010   33,850   +65%  127,412  100,512   +27%
     NGL (MBbls)                 1,142      504  +127%    2,133    1,547   +38%
     Oil, Gas and NGLs (MBoe)  114,801    9,091   +63%   32,763   27,349   +20%

Average Prices
     Oil (Per Bbl)              $18.91    12.17   +55%    15.60    12.31   +27%
     Gas (Per Mcf)                2.08     1.50   +39%     1.80     1.56   +15%
     NGL (Per Bbl)               13.87     7.74   +79%    12.01     8.78   +37%
     Oil, Gas and NGLs

       (Per Boe)1                14.47     9.95   +45%    12.26    10.32   +19%

                                                 (In Thousands)
Revenues
     Oil                     $  81,778   35,828  +128%  146,562  111,401   +32%
     Gas                       116,619   50,739  +130%  229,557  157,294   +46%
     NGLs                       15,844    3,902  +306%   25,608   13,589   +88%

     Combined                 $214,241   90,469  +137%  401,727  282,284   +42%

                                                    Domestic
                                  Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                  1999     1998  Change    1999     1998  Change

Production
     Oil (MBbls)                 2,812    1,387  +103%    5,342    4,293   +24%
     Gas (MMcf)                 37,233   16,752  +122%   70,527   49,353   +43%
     NGL (MBbls)                   965      342  +182%    1,630    1,074   +52%
     Oil, Gas and NGLs (MBoe)   19,982    4,522  +121%   18,726   13,593   +38%

Average Prices
     Oil (Per Bbl)              $20.44    12.00   +70%    17.20    12.98   +33%
     Gas (Per Mcf)                2.40     1.81   +33%     2.13     1.93   +10%
     NGL (Per Bbl)               13.44     8.21   +64%    11.76     9.13   +29%
     Oil, Gas and NGLs

      (Per Boe)1                 16.02    11.02   +45%    13.94    11.84   +18%

                                                 (In Thousands)
Revenues
     Oil                       $57,490   16,652  +245%   91,887   55,719   +65%
     Gas                        89,406   30,351  +195%  150,015   95,429   +57%
     NGLs                       12,972    2,808  +362%   19,175    9,808   +96%

     Combined                 $159,868   49,811  +221%  261,077  160,956   +62%

                                                     Canada
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                 1999      1998  Change    1999    1998   Change

Production
     Oil (MBbls)                1,360     1,558  -13%     3,901    4,757   -18%
     Gas (MMcf)                18,777    17,098  +10%    56,885   51,159   +11%
     NGL (MBbls)                  177       162   +9%       503      473    +6%
     Oil, Gas and NGLs (MBoe)  14,667     4,569   +2%    13,885   13,756    +1%

Average Prices
     Oil (Per Bbl)             $17.11     12.31  +39%     13.76    11.71   +18%
     Gas (Per Mcf)               1.45      1.19  +22%      1.40     1.21   +16%
     NGL (Per Bbl)              16.23      6.75 +140%     12.79     7.99   +60%
     Oil, Gas and NGLs

      (Per Boe)1                11.43      8.90  +28%     10.06     8.82   +14%

                                                 (In Thousands)
Revenues
     Oil                      $23,276    19,176  +21%    53,663   55,682    -4%
     Gas                       27,213    20,388  +33%    79,542   61,865   +29%
     NGLs                       2,872     1,094 +163%     6,433    3,781   +70%

     Combined                 $53,361    40,658  +31%   139,638  121,328   +15%

1 Gas volumes are converted to Boe or MBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

     In addition to the volumes included in the prior tables for domestic and Canadian production, Devon also produced 152,000 barrels of oil in the third quarter and first nine months of 1999 in Venezuela. The oil revenues generated by this production were $1.0 million. This production was for the 1 1/2 months following the mid-August PennzEnergy merger closing.

     Oil Revenues. Oil revenues increased $46.0 million, or 128%, in the third quarter of 1999. An increase in the average price of $6.74 per barrel, or 55%, increased oil revenues by $29.2 million. An increase in production of 1.4 million barrels, or 47%, caused oil revenues to increase by $16.8 million in the 1999 quarter. Approximately 1.8 million barrels of 1999's third quarter oil production were added by the PennzEnergy properties' production for the last 1 1/2 months of the quarter following the closing of the PennzEnergy merger. This additional production was partially offset by a 0.4 million barrel decline from Devon's other properties. Natural decline and the deferral of many oil-related projects earlier in 1999 due to low prices were the primary causes for the decline in these properties' 1999 quarterly production.

     Oil revenues increased $35.2 million, or 32%, in the first nine months of 1999. Oil revenues increased $30.9 million due to an increase in the average price of $3.29 per barrel, or 27%. An increase in production of 0.4 million barrels, or 4%, caused oil revenues to increase by $4.3 million The 1.8 million barrels of production added by the PennzEnergy merger were partially offset by a 1.4 million barrel decline in production from Devon's other properties. The disposition of certain Canadian producing properties in 1998, the deferral of projects originally scheduled earlier in the year, natural decline, and the effect of some properties that were shut-in earlier in the year due to low prices were the primary reasons for this decline in production.

     Gas Revenues. Gas revenues increased $65.9 million, or 130%, in the third quarter of 1999. Production rose 22.2 Bcf, or 65%, in the 1999 period. This increase in production added $33.2 million to gas revenues in 1999's third quarter. The remaining $32.7 million of increased gas revenues was caused by an increase in the average gas price of $0.58 per Mcf, or 39%.

     Devon's San Juan Basin coal seam gas properties produced 6.1 Bcf in 1999's third quarter compared to 4.9 Bcf in the 1998 third quarter. Devon's other domestic properties produced 31.1 Bcf in the 1999 quarter compared to 11.9 Bcf in the 1998 quarter. Production for 1 1/2 months from the PennzEnergy properties accounted for 19.6 Bcf of the 1999 quarter's production increase.

     Canadian gas production increased 1.7 Bcf, or 10%, in 1999's third quarter. Production added from an acquisition in December
1998 was the primary cause of the increased production in 1999's third quarter.

     Devon's San Juan Basin coal seam gas properties averaged $1.82 per Mcf in the third quarter of 1999 compared to $1.64 per Mcf in the same quarter of 1998. Other domestic properties averaged $2.52 per Mcf in the 1999 quarter compared to $1.88 per Mcf in the 1998 quarter.

     Gas revenues increased $72.3 million, or 46%, in the first nine months of 1999. Production rose 26.9 Bcf, or 27%, in the 1999 period. This increase in production added $42.1 million to gas revenues in the 1999 period. Gas revenues were also increased $30.2 million by an increased in the average gas price of $0.24 per Mcf, or 15%, in the first nine months of 1999.

     Devon's San Juan Basin coal seam gas properties produced
17.4 Bcf in the first nine months of 1999 compared to 15.0 Bcf in the same period of 1998. Devon's other domestic properties produced 53.1 Bcf in the first nine months of 1999 compared to
34.4 Bcf in the first nine months of 1998. Production for 1 1/2 months from the PennzEnergy properties accounted for 19.6 Bcf of the 1999 year-to-date production increase.

     Canadian gas production increased 5.7 Bcf, or 11%, in the first nine months of 1999. Production from two 1998 acquisitions was the primary cause of the increase in 1999 production.

     Devon's San Juan Basin coal seam gas properties averaged $1.75 per Mcf in the first nine months of 1999 compared to $1.74 per Mcf in the same period of 1998. Other domestic properties averaged $2.25 per Mcf in the first nine months of 1999 compared to $2.02 per Mcf in the first nine months of 1998.

     NGLs Revenues. NGLs revenues increased $11.9 million, or 306%, in the third quarter of 1999. An increase in the average price of $6.13 per barrel, or 79%, caused NGLs revenues to increase $7.0 million in the 1999 quarter. An increase in production of 638,000 barrels, or 127%, caused NGLs revenues to increase by $4.9 million in the 1999 quarter. Production for 1 1/2 months from the PennzEnergy properties contributed 577,000 barrels of the 1999 quarterly production.

     NGLs revenues increased $12.0 million, or 88%, in the first nine months of 1999. An increase in the average price of $3.23 per barrel, or 37%, caused NGLs revenues to increase $6.9 million in the first nine months of 1999. An increase in production of 586,000 barrels, or 38%, caused NGLs revenues to increase by $5.1 million in the year-to-date period.

     Other Revenues. Other revenues increased $3.2 million, or 134%, in the third quarter of 1999 compared to the same period in 1998. Dividend income of $2.1 million from the investment in Chevron Corporation common stock accounted for most of the increase. This amount represents approximately half of the actual $4.3 million dividend received which was attributable to the period following the August 17, 1999, closing of the PennzEnergy merger. An increase in third party gas processing income of $0.6 million in the 1999 quarter was also a primary contributor to the quarterly increase in other revenues.

     Other revenues decreased $6.1 million, or 39% in the first nine months of 1999 compared to the first nine months of 1998. The reduction was primarily due to two nonrecurring revenue items recognized in 1998's second quarter. In the second quarter of 1998, Northstar received a one-time payment of $5.0 million from a gas purchaser related to the termination of a gas contract. Also, Northstar received $2.8 million in 1998's second quarter in return for the termination of a management arrangement with a third party.

     Production and Operating Expenses. The components of production and operating expenses are set forth in the following tables.

                                                                         Total
                                                    Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                   1999     1998   Change     1999     1998   Change

Absolute (Thousands)
  Recurring operations and maintenance expenses  $44,665   27,048   +65%     96,473   81,787   +18%
  Well workover expenses                           1,181    1,071   +10%      3,893    4,011    -3%
  Production taxes                                 7,051    3,550   +99%     13,466   10,816   +25%

      Total production and operating expenses    $52,897   31,669   +67%    113,832   96,614   +18%

Per Boe
  Recurring operations and maintenance expenses     3.02     2.97    +2%       2.94     2.99    -2%
  Well workover expenses                            0.08     0.12   -33%       0.12     0.15   -20%
  Production taxes                                  0.47     0.39   +21%       0.41     0.39    +5%

      Total production and operating expenses      $3.57     3.48    +3%       3.47     3.53    -2%

                                                                       Domestic
                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                   1999     1998   Change     1999     1998   Change

Absolute (Thousands)
  Recurring operations and maintenance expenses  $32,317   15,345  +111%     59,615   46,224   +29%
  Well workover expenses                           1,015    1,015     -%      2,983    3,500   -15%
  Production taxes                                 6,684    3,184  +110%     12,441    9,590   +30%

      Total production and operating expenses    $40,016   19,544  +105%     75,039   59,314   +27%

Per Boe
  Recurring operations and maintenance expenses     3.24     3.39    -4%       3.18     3.40    -6%
  Well workover expenses                            0.10     0.23   -57%       0.16     0.26   -38%
  Production taxes                                  0.67     0.70    -4%       0.67     0.70    -4%

      Total production and operating expenses      $4.01     4.32    -7%       4.01     4.36    -8%

                                                                        Canada
                                                    Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                   1999     1998   Change     1999     1998    Change

Absolute (Thousands)
  Recurring operations and maintenance expenses  $12,048   11,703    +3%     36,558   35,563    +3%
  Well workover expenses                             166       56  +196%        910      511   +78%
  Production taxes                                   367      366     -%      1,025    1,226   -16%

      Total production and operating expenses    $12,581   12,125    +4%     38,493   37,300    +3%

Per Boe
  Recurring operations and maintenance expenses     2.58     2.56    +1%       2.63     2.58    +2%
  Well workover expenses                            0.04     0.01  +300%       0.07     0.04   +75%
  Production taxes                                  0.08     0.08     -%       0.07     0.09   -22%

      Total production and operating expenses      $2.70     2.65    +2%       2.77      2.71   +2%

     Recurring operations and maintenance expenses increased $17.6 million, or 65%, in the third quarter of 1999. Domestic expenses increased $17.0 million in the 1999 quarter due to $19.1 million of expenses for 1 1/2 months of the 1999 quarter from the PennzEnergy properties. Other than the added costs from the PennzEnergy properties, Devon's domestic properties' recurring costs declined $2.1 million in the third quarter of 1999.
Various efficiencies achieved in certain of Devon's oil producing properties contributed to this cost reduction.

     Recurring operations and maintenance expenses increased $14.7 million, or 18%, in the first nine months of 1999.
Domestic expenses increased $13.4 million in the 1999 period due to $19.1 million of expenses for 1 1/2 months of operations from the PennzEnergy properties. Excluding the costs added by the PennzEnergy properties, Devon's domestic properties' recurring costs declined $5.7 million in the 1999 year-to-date period. The efficiencies referred to in the prior paragraph were the primary contributors to these reductions.

     Production taxes increased $3.5 million in the third quarter of 1999 and $2.6 million in the first nine months of 1999. The increases in oil, gas and NGLs revenues in these periods were the primary reason for the increased production taxes.

     In addition to the amounts shown in the prior tables for domestic and Canadian expenses, Devon incurred $0.3 million of recurring operations and maintenance expenses in Venezuela for the third quarter and first nine months of 1999. These expenses, which were at a rate of $1.97 per barrel, were for the 1 1/2 months following the mid-August PennzEnergy merger closing.

     Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $52.4 million, or 171%, from $30.7 million in the third quarter of 1998 to $83.1 million in the third quarter of 1999. An increase in the combined DD&A rate from $3.38 per Boe in the 1998 quarter to $5.62 per Boe in the 1999 quarter caused oil and gas property related DD&A to increase $33.1 million. The 1999 quarterly DD&A rate of $5.62 per Boe was a blended rate for half of the quarter before the PennzEnergy merger and half of the quarter after the merger. The DD&A rate for the last half of the quarter after the PennzEnergy merger was $6.50 per Boe. DD&A increased $19.3 million in the 1999 quarter due to the 63% increase in combined oil, gas and NGLs production in the 1999 quarter.

     Oil and gas property related DD&A increased $60.7 million, or 68%, from $89.8 million in the first nine months of 1998 to $150.5 million in the first nine months of 1999. An increase in the combined DD&A rate from $3.28 per Boe in the year-to-date 1998 period to $4.59 per Boe in the year-to-date 1999 period caused oil and gas property related DD&A to increase $42.9 million. DD&A increased $17.8 million in the year-to-date 1999 period due to the 20% increase in combined oil, gas and NGLs production in the first nine months of 1999.

     General and Administrative Expenses ("G&A"). Devon's G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components of G&A. One is the amount of G&A capitalized pursuant to the full cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as G&A in the consolidated statements of operations.

     G&A increased $13.4 million, or 228%, in the third quarter of 1999 compared to the same quarter of 1998. Approximately
$13.7 million of the 1999 quarter's G&A was related to 1 1/2 months of G&A related to the PennzEnergy operations. Included in this amount was $4.4 million of nonrecurring retention bonuses paid to certain PennzEnergy employees as an inducement for them to remain with Devon for two months following the merger closing.

     Gross G&A increased $18.7 million, or 151%, in the 1999 quarter. The PennzEnergy operations added $17.9 million to the quarter's gross G&A. G&A was reduced $1.8 million in the third quarter of 1999 due to an increase in the amount of reimbursements on operated properties. G&A was also reduced $3.5 million in the third quarter of 1999 due to an increase in the amount capitalized as part of oil and gas properties. The amount capitalized increased from $2.4 million in the third quarter of 1998 to $5.9 million in the third quarter of 1999.

     G&A increased $14.8 million, or 84%, in the first nine months of 1999. Included in this increase was the $13.7 million of expenses related to the PennzEnergy operations referred to above. Gross G&A increased $19.6 million, or 51%, in the 1999 period. G&A was reduced due to a $0.5 million increase in the amount of reimbursements on operated properties. G&A was also lowered $4.3 million in the first nine months of 1999 due to an increase in the amount capitalized as part of oil and gas properties. The amount capitalized increased from $7.2 million in the first nine months of 1998 to $11.5 million in the first nine months of 1999.

     Interest Expense. Interest expense increased $16.0 million, or 290%, in 1999's third quarter. An increase in the average debt balance outstanding from $311.4 million in the third quarter of 1998 to $1.2 billion in the third quarter of 1999 caused interest expense to increase by $15.9 million. The average annualized interest rate on outstanding debt was 6.8% in the third quarters of both years. The remaining $0.1 million increase in interest expense was caused by an increase in other components of interest expense such as facility and agency fees and the amortization of capitalized loan costs.

     Interest expense increased $18.9 million, or 116%, in the first nine months of 1999. An increase in the average debt balance outstanding from $332.1 million in the first nine months of 1998 to $703.9 million in the first nine months of 1999 caused interest expense to increase by $18.3 million. The average annualized interest rate on outstanding debt was 6.5% in the first nine months of both years. The remaining $0.6 million increase in interest expense was caused by an increase in other components of interest expense such as facility and agency fees and the amortization of capitalized loan costs.

     The increase in average debt outstanding and average interest expense in the third quarter and first nine months of 1999 was attributable to the long-term debt assumed in the PennzEnergy merger on August 17, 1999. At that date, Devon assumed $1.6 billion of long-term debt with a weighted average interest rate of 7.2%. On September 27 and October 4, 1999, Devon received approximately $402 million of net proceeds from the issuance of approximately 10.3 million shares of its common stock. These proceeds will primarily be used to retire $350 million of the assumed PennzEnergy debt that bears interest at approximately 10% per year. This debt consists of $200 million that bears interest at 9.625% and matures on November 15, 1999, and $150 million that bears interest at 10.625% and matures on June 1, 2001. The $200 million will be retired at its stated maturity date. Devon called the $150 million for early redemption and retired this debt on October 28, 1999. There were no premiums required for this early redemption. The additional credit available to Devon as a result of the debt reductions will be used primarily for capital expenditures and acquisitions as they occur.

     The following schedule includes the components of interest expense for the third quarter and first nine months of 1999 and 1998.

                                            Three Months Ended Nine Months Ended
                                               September 30,     September 30,
                                               1999    1998      1999     1998
                                                      (In Thousands)

     Interest based on debt outstanding      $21,186   5,277   34,370   16,075
     Facility and agency fees                    292     201      591      460
     Amortization of capitalized loan costs       81      24      246       69
     Hedging gains                                 -       -        -     (188)
     Other                                      (100)      5       31      (72)

     Total interest expense                  $21,459   5,507   35,238   16,344

     Deferred Effect of Changes in Foreign Currency Exchange Rate on Subsidiary's Long-term Debt. Devon's Canadian subsidiary Northstar has certain fixed rate senior notes which are denominated in U.S. dollars. The outstanding principal amount of these notes is $225 million. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were issued to the dates of repayment will increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt are required to be included in determining net earnings for the period in which the exchange rate changes.

     The rate of converting Canadian dollars to U.S. dollars increased from $0.6793 at June 30, 1999, to $0.6803 at September 30, 1999, and from $0.6535 at the end of 1998 to $0.6803 at
September 30, 1999. These increases in the exchange rate reduced the Canadian dollar equivalent of debt recorded by Northstar. Therefore, $0.3 million and $9.1 million of reduced expenses were recognized in 1999's third quarter and first nine months, respectively.

     The rate of converting Canadian dollars to U.S. dollars decreased from $0.6813 at June 30, 1998, to $0.6554 at September 30, 1998, and from $0.6997 at the end of 1997 to $0.6554 at
September 30, 1998. These decreases in the exchange rate increased the Canadian dollar equivalent of debt recorded by Northstar during the respective periods. Therefore, $8.5 million and $15.4 million of increased expenses were recognized in 1998's third quarter and first nine months, respectively.

     Distributions on Preferred Securities of Subsidiary Trust.
Devon has $149.5 million of 6.5% Trust Convertible Preferred
Securities outstanding. Distributions on these securities accrue and are paid at the rate of 1.625% per quarter.

     The TCP Securities are convertible into approximately 4.9 million shares of Devon's common stock, which equates to a conversion price of $30.50 per share of Devon common stock. The TCP Securities have a maturity date of June 15, 2026. However, on October 27, 1999, Devon issued notice to the holders of the TCP Securities that it was exercising its right to redeem such securities on November 30, 1999. The redemption price, including a required 4.55% premium, would total $156.3 million if all TCP Securities holders elected to receive the cash redemption price. However, based upon Devon's common stock price of $38.1875 per share as of November 5, 1999, the TCP Securities holders have an economic incentive to elect to convert their securities into shares of Devon common stock instead of receiving the cash redemption price.

     Reduction of Carrying Value of Oil and Gas Properties.
Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future revenues from proved oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, above the ceiling is written off as an expense.

     Due to a reduction in oil and gas prices from the beginning of 1998 to September 30, 1998, Devon's net book value, less deferred taxes, of its domestic oil and gas properties exceeded the September 30, 1998, ceiling by approximately $88 million. Accordingly, the carrying value of Devon's domestic oil and gas properties was reduced by $126.9 million in the third quarter of 1998. This reduction was partially offset by a deferred income tax benefit of $38.9 million, resulting in a net effect of $88 million.


     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The effective tax rates estimated for the third quarter and first nine months of 1999 were 37% and 39%, respectively. The benefit rates for the losses incurred in the third quarter and first nine months of 1998 were 31% and 24%, respectively. The benefit rates in 1998 were significantly below the federal statutory rate of 35% due to $27.2 million of financial expenses incurred which were not deductible for income tax purposes. The $27.2 million of financial deductions were part of the $126.9 million reduction of carrying value of oil and gas properties recorded in 1998's third quarter.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), requires that the tax benefit of available tax carryforwards be recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," Statement 109 requires that a valuation allowance be provided to reduce the recorded tax benefits from such assets.

     Included as deferred tax assets as of September 30, 1999, were approximately $145 million of net operating loss carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2018, U.S. state net operating loss carryforwards which expire primarily between 2000 and 2012, and Canadian carryforwards which expire primarily between 2000 and 2005.
Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 1999 and 2007. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

Capital Expenditures, Capital Resources and Liquidity

     The  following  discussion of capital expenditures,  capital resources  and liquidity should be read in conjunction  with  the consolidated statements of cash flows included in Part 1, Item  1 included elsewhere herein.

     Capital Expenditures. Approximately $230.5 million was spent in the first nine months of 1999 for capital expenditures. This total included $170.2 million for the acquisition, drilling and development of oil and gas properties, $58.7 million related to the construction of an extensive gas gathering system, related CO2 removal facilities and gas processing project all located in the Powder River Basin of Wyoming, and $1.6 million for other fixed assets.

     Approximately $248.4 million was spent for capital expenditures in the first nine months of 1998. This total included $246.3 million for the acquisition, drilling and development of oil and gas properties and $2.1 million for other fixed assets.

     Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first nine months of 1999. Operating cash flow in the first nine months was $192.6 million, compared to $152.4 million in the first nine months of 1998.

     For the first nine months of 1999, Devon reduced its borrowings under its credit facilities by approximately $21 million. As of September 30, 1999, Devon had $159.3 million borrowed under its credit facilities.

     On October 15, 1999, Devon entered into new unsecured long-term credit facilities aggregating $750 million (the "Credit Facilities"). The Credit Facilities include a U.S. facility of $475 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility"). The Credit Facilities replaced Devon's previous facilities that totaled $400 million.

     Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $0.9 million that is payable quarterly.

     The $475 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $275 million. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until October 13, 2000 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. Debt borrowed under the Tranche B facility matures two years following the end of the Tranche B Revolving Period. On October 15, 1999, there were no borrowings from the $475 million U.S. Facility.

     Devon may borrow funds under the $275 million Canadian Facility until October 13, 2000 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 45 and 90 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semi-annual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On October 15, 1999, there was $131.3 million borrowed under the $275 million Canadian Facility.

     The agreements governing the Credit Facilities contain certain covenants and restrictions, including a maximum allowed debt-to-capitalization ratio as defined in the agreements.

     Year 2000 Status. Devon's company-wide Year 2000 Project ("the Project") is proceeding on schedule. The Project is addressing the Year 2000 issue caused by computer programs being written utilizing two digits rather than four to define an applicable year. As a result, Devon's computer equipment, software (all of which is externally developed), and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions.

     Devon has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. In planning and developing the Project, Devon has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Those items not to be considered as IT technology include alarm systems, fax machines, monitors for field operations, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates Devon's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, Devon is in the process of replacing the computer equipment and software it currently uses to become Year 2000 compliant. In addition, in the ordinary course of replacing computer equipment and software, Devon plans to obtain replacements that are in compliance with year 2000.

     Devon has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are year 2000 compliant. Devon has received an overall favorable response from such third parties and it is anticipated that their significant Year 2000 issues will be addressed on a timely basis.

     With regard to IT and non-IT systems and communications with third parties, the Project was substantially completed as of September 30, 1999.

     As noted above, Devon is in the process of replacing certain computer equipment and software because of the Year 2000 issue. Devon estimates that the total cost of such replacements will approximate $1.0 million. Substantially all of the personnel being used on the Project are existing Devon employees. Devon does not separately track the time that its own employees spend on the Project. Therefore, the internal costs incurred on the Project are not known. Such costs would consist almost entirely of the payroll costs associated with the time spent on the Project. Third party consulting costs of Devon's Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred with respect to Year 2000 issues of third parties, are expected to be approximately $0.3 million.

     Devon has performed a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure by Devon and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Various contingency plans have been developed for dealing with the most reasonably likely worst case scenario. Devon plans to review such analysis and contingency planning, and make any necessary revisions, during November, 1999.

     Devon presently does not expect to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurances that the Year 2000 issue will not materially impact Devon's results of operations or adversely affect its relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Devon's systems or results of operations.

     Impact of Recently Issued Accounting Standards Not Yet Adopted. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July 1999 that delayed the effective date of SFAS 133 until the fiscal year beginning after June 15, 2000. Devon plans to adopt the provisions of SFAS 133 in the first quarter of the year ending December 31, 2001, and is currently evaluating the effects of this pronouncement.

Revisions to 1999 Estimates

     On October 1, 1999, Devon filed a Form 8-K that contained forward-looking estimates for the year 1999 including the effect of the August 17, 1999, PennzEnergy merger. Subsequently, revisions were made in the allocation of the PennzEnergy purchase price and various assumptions regarding the deferred tax effect of the merger. As a result of these revisions in assumptions, the forward-looking information contained in the October 1, 1999, Form 8-K with regard to 1999 depreciation, depletion and amortization expense is no longer applicable and is replaced by the following revised information.

     The following revised forward-looking statement regarding depreciation, depletion and amortization expense is based on the December 31, 1998 reserve reports of independent petroleum engineers, other data in Devon's possession or available from third parties and actual results for the first nine months of 1999. Devon cautions that its estimated 1999 depreciation, depletion and amortization expense and rates per unit of production are subject to certain risks and uncertainties normally incident to the exploration for and development and production and sale of oil and gas. These risks include, but are not limited to, the uncertainty inherent in estimating future oil and gas production and reserves.

     Depreciation, Depletion and Amortization ("DD&A") The 1999 oil and gas property DD&A rate will depend on various factors. Most notable among such factors are the amount of proved reserves that could be added from drilling or acquisition efforts in 1999 compared to the costs incurred for such efforts, and the revisions to Devon's 1998 year-end reserve estimates that will be made during 1999.

     The proved reserves added in the PennzEnergy merger will have a significant effect on Devon's DD&A rate for the last 4 1/2 months of 1999. Devon's consolidated DD&A rate for the first 7 1/2 months of 1999 was $3.78 per Boe. After the PennzEnergy merger, it is estimated that Devon's DD&A rate during the last 4 1/2 months of the year will be between $6.50 and $6.80 per Boe on a consolidated basis. On average for the total year, Devon expects its consolidated DD&A rate will be between $5.20 and $5.50 per Boe. This range of full-year DD&A rates should result in oil and gas property related DD&A expense for 1999 of between $275 million and $295 million.

     The domestic DD&A rate for the year is expected to be between $6.25 and $6.55 per Boe. Domestic DD&A expense for oil and gas properties for 1999 is expected to be between $210 million and $230 million. The Canadian DD&A rate for the year is expected to be between $3.50 and $3.75 per Boe. Canadian DD&A expense for oil and gas properties for 1999 is expected to be between $64 million and $66 million.

     Additionally, Devon expects its 1999 non-oil and gas property related DD&A expense to total between $7.5 million and $8.7 million in the U.S. and between $0.6 million and $0.7 million in Canada.

Item  3.    Quantitative and Qualitative Disclosures About Market
            Risk

     The information included in "Quantitative and Qualitative Disclosures About Market Risk" in item 7A of Devon's 1998 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of September 30, 1999, there have been no material changes in Devon's market risk exposure from that disclosed in the 1998 Form 10-K except for the acquisition of 7.1 million shares of Chevron Corporation common stock as a result of the PennzEnergy merger. These shares are held for other than trading purposes and are included in Devon's consolidated balance sheet as noncurrent assets at their aggregate market value as of the balance sheet date. As of the August 17, 1999, PennzEnergy merger closing date, the Chevron Corporation common stock acquired by Devon had a market value of approximately $676.4 million. As of September 30, 1999, the fair value of such investment was $629.5 million.

Part II.      Other Information

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities

              None

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders


               (a) Devon held a Special Meeting of Stockholders in Oklahoma City, Oklahoma at 10:00 a.m. local time, on August 17, 1999.

               (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to the proposals as listed in the proxy statement and both propo-sals were approved.

               (c) Out of a total of 48,830,782 shares outstanding and entitled to vote 40,848,189 shares were present at the meeting in person or by proxy, representing approximately 84 percent of the total outstanding.

               (d) The vote tabulation with respect to the proposal to approve the amended and restated merger agreement dated as of May 19, 1999, between Devon and PennzEnergy Company, and the transactions contemplated by it was 40,802,995 shares for, 19,848 shares against, with 25,346 shares abstaining.

               (e) The vote tabulation with respect to the proposal to approve a stock option plan amendment which was to increase the number of shares available for grant under the plan from 3,000,000 to 6,000,000 was 37,474,258 shares for, 3,087,685 shares against, with 286,410 shares abstaining.

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits required by Item 601 of Regulation S-K are as follows:

         Exhibit
           No.
          2.2 Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma) (formerly Devon Energy Corporation, an Oklahoma corporation), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to Exhibit 2 to Registrant's Form S-4, File No. 33-82903 and by reference to Exhibit 2.1 to Registrant's Form 8-K filed on August 31, 1999).

          3.1  Registrant's Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3 to Registrant's Form 8-K filed on August 18, 1999).

          3.2  Registrant's Bylaw (incorporated by reference to
               Exhibit 3.3 to Registrant's Registration Statement on Form S-4, No. 333-82903 as filed on July 15,
               1999).

          4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed on August 18, 1999).

          4.2 Rights Agreement dated as of August 17, 1999 between Registrant and BankBoston, N.A.
               (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on august 18, 1999).

          4.3 Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed on August 18, 1999).

          4.4  Certificate of Designations of the 6.49%
               Cumulative Preferred Stock, Series A of Registrant
               (incorporated by reference to Exhibit 4.4 to Registrant's Form 8-K filed on August 18, 1999).

          4.5 Description of Capital Stock (incorporated by reference to Exhibit 4.9 to Registrant's Form 8-K filed on August 18, 1999).

          4.6 Second Supplemental Indenture dated as of August 17, 1999 between Registrant, Devon Energy Corporation (Oklahoma) and The Bank of New York (incorporated by reference to Exhibit 4.6 to Registrant's Form 8-K filed on August 18, 1999).

          4.7 Fifth Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of December 15, 1992 among Registrant (as successor by Merger to PennzEnergy) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit
               4.6 to Registrant's Form 8-K filed on August 18,
               1999).

         4.8  First Supplemental Indenture dated as of August
               17, 1999 to Indenture dated as of February 15, 1986 between Registrant (as successor by Merger to PennzEnergy) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit
               4.8 to Registrant's Form 8-K filed on August 18,
               1999).

         4.9 Amending Voting and Exchange Trust Agreement dated as of August 17, 1999 between Registrant, Devon Energy Corporation (Oklahoma) and Northstar Energy Corporation (incorporated by reference to Exhibit 9 to Registrant's Form 8-K filed on August 18, 1999).

          4.10 Amending Support Agreement dated as of August 17, 1999 between Registrant, Devon Energy Corporation (Oklahoma) and Northstar Energy Corporation (incorporated by reference to Exhibit 4.5 to Registrant's Form 8-K filed on August 18, 1999).

          10.1 U.S. Credit Agreement, dated October 15, 1999 among the Registrant, as U.S. Borrower, Bank of America, N.A., as Administrative Agent, Bank of America Securities, LLC, as Lead Arranger, Bank One, Texas, N.A., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, First Union National Bank, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders.

          10.2 Canadian Credit Agreement dated October 15,
               1999, among Northstar Energy Corporation and Devon Energy Corporation, as Canadian Borrowers, Bank of America Canada, as Administrative Agent Bank of America Securities, LLC, as Lead Arranger, BancOne Capital Markets, Inc., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, First Union National Bank, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders.

          10.3 Severance Agreement between Devon Energy
               Corporation (Nevada), Devon Energy Corporation,
               Devon Delaware Corporation and Mr. J. Larry
               Nichols, dated May 19, 1999 *

          10.4 Form of Severance Agreement between Devon
               Energy Corporation (Nevada), Devon Energy
               Corporation, Devon Delaware Corporation and
               Messrs. Darryl G. Smette, Duke R. Ligon, H. Allen
               Turner, William T. Vaughn and Ms. Marian J. Moon, dated May 19, 1999 *

          * Compensatory plans or arrangements.

          (b) Reports on Form 8-K -A Current Report on Form 8-K was filed on July 22, 1999, regarding the termination of certain agreements previously entered into with Kerr-McGee Corporation. A Current Report on Form 8-K was filed on August 13, 1999, regarding certain supplemental information to the PennzEnergy merger proxy statement. Current Reports on Form 8-K were filed on August 18, 1999, and August 31, 1999, regarding the closing of the PennzEnergy merger. On September 24, 1999, a Current Report on Form 8-K was filed regarding the underwriting agreement executed in connection with Devon's equity offering. A Current Report on Form 8-K was filed on October 1, 1999, and amended by a Current Report on Form 8-K/A filed on October 5, 1999, regarding revisions to Devon's forward-looking information for the year 1999.

                           SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEVON ENERGY CORPORATION




Date:  November  8, 1999           /s/Danny J. Heatly
                                  Danny J. Heatly
                                  Vice President - Accounting
                                  Chief Accounting Officer

                        INDEX TO EXHIBITS

                                                          Page

     2.2  Amended and Restated Agreement and Plan of       #
          Merger among Registrant, Devon Energy
          Corporation (Oklahoma) (formerly Devon Energy Corporation, an Oklahoma corporation), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to Exhibit 2 to Registrant's Form
          S-4, File No. 33-82903 and by reference to
          Exhibit 2.1 to Registrant's Form 8-K filed on
          August 31, 1999).

     3.1  Registrant's Restated Certificate of             #
          Incorporation (incorporated by reference to
          Exhibit 3 to Registrant's Form 8-K filed on August 18, 1999).

    3.2   Registrant's Bylaws (incorporated by reference   #
          to Exhibit 3.3 to Registrant's Registration
          Statement on Form S-4, No. 333-82903 as filed on July 15, 1999).

     4.1  Form of Common Stock Certificate (incorporated   #
          by reference to Exhibit 4.1 to Registrant's
          Form 8-K filed on August 18, 1999).

     4.2  Rights Agreement dated as of August 17, 1999     #
          between Registrant and BankBoston, N.A.
          (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on august 18, 1999).

     4.3  Certificate of Designations of Series A Junior   #
          Participating Preferred Stock of Registrant
          (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed on August 18, 1999).

     4.4  Certificate of Designations of the 6.49%         #
          Cumulative Preferred Stock, Series A of
          Registrant (incorporated by reference to
          Exhibit 4.4 to Registrant's Form 8-K filed on
          August 18, 1999).

     4.5  Description of Capital Stock (incorporated by    #
          reference to Exhibit 4.9 to Registrant's Form
          8-K filed on August 18, 1999).

     4.6  Second Supplemental Indenture dated as of        #
          August 17, 1999 between Registrant, Devon
          Energy Corporation (Oklahoma) and The Bank of
          New York (incorporated by reference to Exhibit
          4.6 to Registrant's Form 8-K filed on August
          18, 1999).

     4.7  Fifth Supplemental Indenture dated as of        #
          August 17, 1999 to Indenture dated as of December 15, 1992 among Registrant (as successor by Merger to PennzEnergy) and Chase Bank of Texas, National Association
          (incorporated by reference to Exhibit 4.6 to Registrant's Form 8-K filed on August 18,
          1999).

     4.8  First Supplemental Indenture dated as of        #
          August 17, 1999 to Indenture dated as of February 15, 1986 between Registrant (as successor by Merger to PennzEnergy) and Chase Bank of Texas, National Association
          (incorporated by reference to Exhibit 4.8 to Registrant's Form 8-K filed on August 18,
          1999).

     4.9  Amending Voting and Exchange Trust Agreement    #
          dated as of August 17, 1999 between Registrant, Devon Energy Corporation (Oklahoma) and
          Northstar Energy Corporation (incorporated by reference to Exhibit 9 to Registrant's Form
          8-K filed on August 18, 1999).

     4.10 Amending Support Agreement dated as of August  #
          17, 1999 between Registrant, Devon Energy
          Corporation (Oklahoma) and Northstar Energy
          Corporation (incorporated by reference to
          Exhibit 4.5 to Registrant's Form 8-K filed on August 18, 1999).

     10.1 U.S. Credit Agreement, dated October 15,      42
          1999 among the Registrant,as U.S. Borrower,
          Bank of America, N.A., as Administrative
          Agent, Bank of America Securities, LLC,
          as Lead Arranger, Bank One, Texas, N.A., as Syndication Agent, The Chase Manhattan
          Bank, as Documentation Agent, First Union
          National Bank, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders.

     10.2 Canadian Credit Agreement dated October 15,   116
          1999, among Northstar Energy Corporation and Devon Energy Corporation, as Canadian
          Borrowers, Bank of America Canada, as
          Administrative Agent Bank of America
          Securities, LLC, as Lead Arranger, BancOne
          Capital Markets, Inc., as Syndication Agent,
          The Chase Manhattan Bank, as Documentation
          Agent, First Union National Bank, as Co-
          Documentation Agent, and Certain Financial
          Institutions, as Lenders.

     10.3 Severance Agreement between Devon Energy     199
          Corporation (Nevada), Devon Energy
          Corporation, Devon Delaware Corporation
          and Mr. J. Larry Nichols, dated May 19,
          1999 *

     10.4 Form of Severance Agreement between Devon    213
          Energy Corporation (Nevada), Devon Energy
          Corporation, Devon Delaware Corporation
          and Messrs. Darryl G. Smette, Duke R. Ligon,
          H. Allen Turner, William T. Vaughn and
          Ms. Marian J. Moon, dated May 19, 1999 *

     # Incorporated by reference.