Form 10-Q/A
period 1999-09-30
DEVON ENERGY CORP
filed 1999-11-12
CIK 1090012

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q/A

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

                                              Pro Forma Information
                                       Three Months Ended Nine Months Ended
                                       September 30,          September 30,
                                     1999        1998       1999         1998
                                (Dollars In Thousands, Except Per Share Amounts)

Revenues
  Oil sales                       $ 113,407     75,031     263,305     238,080
  Gas sales                         161,747    127,046     425,569     421,095
  Natural gas liquids sales          22,997     13,058      51,493      50,725
  Other                              10,205    244,431      75,859     289,251

      Total revenues                308,356    459,566     816,226     999,151

Costs and expenses
  Lease operating expenses           65,477    75,969      196,473     223,794
  Production taxes                    9,238     7,046       22,417      21,753
  Depreciation, depletion and
    amortization                    136,664   136,403      405,569     432,063
  General and administrative
    expenses                         30,101    56,624       87,996     111,160
  Interest expense                   26,021    35,496       81,164     105,551
  Deferred effect of changes in
    foreign currency exchange rate
    on subsidiary's long-term debt     (330)    8,512       (9,076)     15,433
  Distributions on preferred
    securities of subsidiary trust    2,429     2,429        7,288       7,288
  Reduction of carrying value of oil
    and gas properties                    -   126,900            -     126,900

      Total costs and expenses      269,600   449,379      791,831   1,043,942

Earnings (loss) before income tax
  expense (benefit)                  38,756    10,187       24,395     (44,791)

Income tax expense (benefit)
  Current                             4,870   118,421       9,138      118,701
  Deferred                            9,212  (107,372)        224     (132,618)

    Total income tax expense
      (benefit)                      14,082    11,049       9,362      (13,917)

Net earnings (loss)               $  24,674      (862)     15,033      (30,874)

Net earnings (loss) applicable
  to common stockholders          $  22,240    (3,296)      7,731      (34,065)

Net earnings (loss) per average
  common share outstanding -
  basic and diluted                   $0.28     (0.04)       0.10        (0.43)

Weighted average common shares
  outstanding - basic                80,728    80,112      80,696       80,031

Production data
  Oil (MBbls)                         6,109     6,648      18,071       19,878
  Gas (MMcf)                         76,282    73,796     229,734      229,258
  NGLs (MBbls)                        1,748     1,738       5,019        5,522
  Mboe                               20,571    20,685      61,379       63,610

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


                                  DEVON ENERGY CORPORATION




Date:  November  10, 1999         /s/Danny J. Heatly
                                  Danny J. Heatly
                                  Vice President - Accounting
                                  Chief Accounting Officer

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