Form 10-Q
period 2000-03-31
DEVON ENERGY CORP
filed 2000-05-11
CIK 1090012

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2000

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File No. 0-30176


                    DEVON ENERGY CORPORATION
     (Exact Name of Registrant as Specified in its Charter)


          Delaware                                73-1567067
   (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)            Identification Number)
    20 North Broadway, Suite 1500
     Oklahoma City, Oklahoma                      73102 -8260
(Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code:   (405) 235-3611


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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of April 30, 2000, was 86,595,000.

                      1 of  28 total pages
              (Exhibit Index is found at page 27)

                    DEVON ENERGY CORPORATION

              Index to Form 10-Q Quarterly Report
           to the Securities and Exchange Commission

                                                                     Page No.
     Part I. Financial Information

       Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets, March 31, 2000 (Unaudited)       4
          and December 31, 1999

          Consolidated Statements of Operations (Unaudited),            5
          For the Three Months Ended March 31, 2000 and 1999

          Consolidated Statements of Comprehensive Operations           6
          (Unaudited), For the Three Months Ended March 31,
          2000 and 1999

          Consolidated Statements of Cash Flows (Unaudited),            7
          For the Three Months Ended March 31, 2000 and 1999

          Notes to Consolidated Financial Statements.                   8

       Item 2. Management's Discussion and Analysis of Financial       12
               Condition and Results of Operations.

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                            21

     Part II. Other Information

       Item 6. Exhibits and Reports on Form 8-K                       22

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

                    DEVON ENERGY CORPORATION






                 Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                    March 31, 2000 and 1999








         (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In Thousands, Except Share Data)

                                          March 31,    December 31,
                                            2000           1999
                                         (Unaudited)

Assets
Current assets:
  Cash and cash equivalents            $    49,788      167,167
  Accounts receivable                      228,290      209,405
  Inventories                               14,787       13,441
  Deferred income taxes                      4,886        4,886
  Investments and other current assets      15,812       22,295

    Total current assets                   313,563      417,194

Property and equipment, at cost, based
  on the full cost method of accounting
  for oil and gas properties             5,079,686    4,974,810
    Less accumulated depreciation,
      depletion and amortization         1,917,742    1,818,890

                                         3,161,944    3,155,920

Investment in Chevron Corporation
  common stock, at fair value              655,606      614,382
Goodwill, net of amortization              314,955      322,800
Other assets                               115,089      112,864

    Total assets                        $4,561,157    4,623,160

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable:
    Trade                                   78,384       75,625
    Revenues and royalties due to others    55,069       58,130
  Income taxes payable                      31,834       11,287
  Accrued interest payable                  25,217       26,270
  Merger related expenses payable           32,016       32,504
  Accrued expenses                          22,621       23,628

    Total current liabilities              245,141      227,444

Other liabilities                          173,680      192,210
Debentures exchangeable into shares of
  Chevron Corporation common stock         760,313      760,313
Other long-term debt                       842,004    1,026,808
Deferred income taxes                      424,184      390,865
Stockholders' equity:
  Preferred stock of $1.00 par value
    ($100 liquidation value).
    Authorized 4,500,000 shares; issued
      1,500,000 in 2000 and 1999             1,500        1,500
  Common stock of $.10 par value.
    Authorized 400,000,000 shares; issued
      86,520,000 in 2000 and 86,085,000
      in 1999                                8,652        8,608
  Additional paid-in capital             2,257,795    2,246,652
  Accumulated deficit                     (110,362)    (164,698)
  Accumulated other comprehensive loss     (41,750)     (66,542)

    Total stockholders' equity           2,115,835    2,025,520

    Total liabilities and stockholders'
      equity                            $4,561,157    4,623,160



See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations
            (In Thousands, Except Per Share Amounts)


                                    Three Months Ended March 31,
                                          2000         1999
                                            (Unaudited)

Revenues
  Oil sales                             $145,544      27,913
  Gas sales                              155,532      53,551
  Natural gas liquids sales               35,270       3,929
  Other                                   11,365       1,873

      Total revenues                     347,711      87,266

Costs and expenses
  Lease operating expenses                65,893      27,420
  Production taxes                        10,420       2,969
  Depreciation, depletion and amortiza-
    tion of property and equipment       108,552      33,558
  Amortization of goodwill                10,332           -
  General and administrative expenses     16,650       6,223
  Interest expense                        25,276       6,664
  Deferred effect of changes in foreign
    currency exchange rate on
    subsidiary's long-term debt            2,408      (3,161)
  Distributions on preferred securities
    of subsidiary trust                        -       2,429

      Total costs and expenses           239,531      76,102

Earnings before income tax expense       108,180      11,164

Income tax expense
  Current                                 29,847       1,903
  Deferred                                17,246       3,281

    Total income tax expense              47,093       5,184

Net earnings                              61,087       5,980
Preferred stock dividends                  2,434           -

Net earnings applicable to common
  shareholders                         $  58,653       5,980

Net earnings per average common
  share outstanding:
  Basic                                    $0.68        0.12

  Diluted                                  $0.67        0.12

Weighted average common shares
  outstanding - basic                    86,208       48,470



See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Operations
                         (In Thousands)


                                          Three Months Ended March 31,
                                                2000        1999
                                                   (Unaudited)

Net earnings                                  $61,087       5,980

Other comprehensive earnings, net of tax:
  Foreign currency translation adjustments       (355)      1,624
  Unrealized gains on marketable securities    25,147           -

Comprehensive earnings                        $85,879       7,604





See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                         (In Thousands)


                                     Three Months Ended March 31,
                                           2000        1999
                                             (Unaudited)

Cash flows from operating activities
  Net earnings                         $   61,087      5,980
  Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
     Depreciation, depletion and
       amortization of property and
       equipment                         108,552      33,558
     Amortization of goodwill             10,332           -
     Amortization of premiums on
       debentures                         (1,023)          -
     Deferred effect of changes in
       foreign currency exchange rate
       on subsidiary's long-term debt      2,408      (3,161)
     Gain on sale of assets                  (22)        (18)
     Deferred income taxes                17,246       3,281
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable             (19,970)      5,562
         Inventories                      (1,347)        (32)
         Prepaid expenses                  7,393      (1,121)
         Other assets                     (7,151)         76
       (Decrease) increase in:
         Accounts payable                    (78)     20,287
         Income taxes payable             21,641           -
         Accrued expenses                 (3,711)     (6,608)
         Long-term other liabilities     (13,987)       (737)

         Net cash provided by operating
           activities                    181,370      57,067

Cash flows from investing activities
  Proceeds from sale of property and
    equipment                              3,048       4,702
  Capital expenditures                  (118,555)    (82,798)
       Decrease in other assets               96         448

            Net cash used in investing
              activities                (115,411)    (77,648)

Cash flows from financing activities
  Proceeds from borrowings on revolving
    lines of credit                      322,886     297,063
  Principal payments on revolving lines
    of credit                           (280,670)   (281,934)
  Principal payments on other long-term
    debt                                (225,000)          -
  Issuance of common stock, net of
    issuance costs                        11,186       1,654
  Dividends paid on common stock          (4,317)     (2,424)
  Dividends paid on preferred stock       (2,434)          -
  (Decrease) increase in long-term
    other liabilities                     (4,522)        525

         Net cash (used in) provided
           by financing activities      (182,871)     14,884

Effect of exchange rate changes on cash     (467)        (17)
Net decrease in cash and cash
  equivalents                           (117,379)     (5,714)
Cash and cash equivalents at beginning
  of period                              167,167      19,154

Cash and cash equivalents at end of
  period                               $  49,788      13,440

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon's 1999 Annual Report on Form 10-K.

     In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the three month periods ended March 31, 2000 and 1999.

2.   Long-Term Debt

     In March 2000, Devon entered into a new unsecured, fixed-rate money market note with The Chase Manhattan Bank. This note is short-term and permits multiple borrowings. Devon currently has the ability to borrow up to a $200 million limit. As of March 31, 2000, $35 million was outstanding under this note at an average interest rate of 6.5%. If this short-term note is not extended at its May 22, 2000 maturity, Devon intends to refinance any balance due with borrowings from its long-term credit facilities. Such long-term credit facilities had $429.4 million of availability at the end of March 2000. Accordingly, the $35 million outstanding under the short-term note are classified as long-term debt on the March 31, 2000 consolidated balance sheet.

3.   Earnings Per Share

    The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month period ended March 31, 2000. The diluted earnings per share calculation for the three months ended March 31, 1999, produced results that are anti-dilutive.

                                  Net Earnings                      Net
                                  Applicable to      Common      Earnings
                                     Common          Shares         Per
                                   Shareholders   Outstanding      Share
                                         (In Thousands)

    Three Months Ended March 31, 2000:

     Basic earnings per share         $58,653       86,208         $0.68

     Dilutive effect of potential
       common shares issuable
       upon the exercise of out-
       standing stock options               -          825

     Diluted earnings per share       $58,653       87,033         $0.67

     Options to purchase approximately 1.5 million shares of Devon's common stock, with exercise prices from $39.44 to $92.78 per share (with a weighted average price of $62.45 per share), were excluded from the diluted earnings per share calculation for first quarter 2000. The excluded options expire between April
26, 2000 and March 17, 2010. All options were excluded from the diluted earnings per share calculation for first quarter 1999.

4.  Segment Information

     Devon manages its business by country. As such, Devon identifies its segments based on geographic areas. Devon has three segments: its operations in the U.S., its operations in Canada and its international operations outside of North America. Substantially all of these segments' operations involve oil and gas producing activities. Following is certain financial information regarding Devon's segments for the first quarters of 2000 and 1999. The revenues reported are all from external customers.

                                                                        Inter-
                                                  U.S.       Canada    national     Total
                                                             (In Thousands)

As of March 31, 2000:
Current assets                               $   225,008     62,625     25,930     313,563
Property and equipment, net of accumulated
  depreciation, depletion and amortization     2,364,800    481,122    316,022   3,161,944
Investment in Chevron Corporation common
  stock                                          655,606          -          -     655,606
Goodwill, net of amortization                    288,086          -     26,869     314,955
Other assets                                     113,612         92      1,385     115,089

     Total assets                             $3,647,112    543,839    370,206   4,561,157

Current liabilities                              185,587     46,506     13,048     245,141
Debentures exchangeable into shares of
  Chevron Corporation common stock               760,313          -          -     760,313
Other long-term debt                             673,444    168,560          -     842,004
Deferred income taxes                            382,788     14,638     26,758     424,184
Other liabilities                                147,473      2,701     23,506     173,680
Stockholders' equity                           1,497,507    311,434    306,894   2,115,835

     Total liabilities and stockholders'
       equity                                 $3,647,112    543,839    370,206   4,561,157

Three Months ended March 31, 2000:
Revenues
   Oil sales                                  $  114,976     28,518      2,050     145,544
   Gas sales                                     126,010     29,522          -     155,532
   Natural gas liquids sales                      30,901      4,369          -      35,270
   Other                                          10,450      1,091       (176)     11,365

     Total revenues                              282,337     63,500      1,874     347,711

Costs and expenses
   Lease operating expenses                       52,704     12,304        885      65,893
   Production taxes                               10,193        227          -      10,420
   Depreciation, depletion and amortization
     of property equipment                        92,376     15,994        182     108,552
   Amortization of goodwill                       10,326          -          6      10,332
   General and administrative expenses            13,127      2,254      1,269      16,650
   Interest expense                               22,848      2,428          -      25,276
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                                    -      2,408          -       2,408

     Total costs and expenses                    201,574     35,615      2,342     239,531

Earnings (loss) before income tax expense         80,763     27,885       (468)    108,180

Income tax expense
   Current                                        29,147       700           -      29,847
   Deferred                                        4,296    12,910          40      17,246

     Total income tax expense                     33,443    13,610          40      47,093

Net earnings (loss)                               47,320    14,275        (508)     61,087
Preferred stock dividends                          2,434         -           -       2,434

Net earnings (loss) applicable to common
  shareholders                                $   44,886    14,275        (508)     58,653

Capital expenditures                          $   80,478    36,026       2,051     118,555

4.   Segment Information (Continued)
                                                                         Inter-
                                                  U.S.      Canada      national     Total
                                                               (In Thousands)
Three Months ended March 31, 1999:
Revenues
   Oil sales                                  $  14,467    13,446            -      27,913
   Gas sales                                     28,161    25,390            -      53,551
   Natural gas liquids sales                      2,518     1,411            -       3,929
   Other                                            700     1,173            -       1,873

     Total revenues                              45,846    41,420            -      87,266

Costs and expenses
   Lease operating expenses                      14,923    12,497            -      27,420
   Production taxes                               2,592       377            -       2,969
   Depreciation, depletion and amortization
     of property equipment                       18,009    15,549            -      33,558
   Amortization of goodwill                           -         -            -           -
   General and administrative expenses            2,914     3,309            -       6,223
   Interest expense                                 642     6,022            -       6,664
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                                   -    (3,161)           -      (3,161)
   Distributions on preferred securities of
     subsidiary trust                             2,429         -            -       2,429

     Total costs and expenses                    41,509    34,593            -      76,102

Earnings before income tax expense                4,337     6,827            -      11,164

Income tax expense
   Current                                          820     1,083            -       1,903
   Deferred                                          95     3,186            -       3,281

     Total income tax expense                       915     4,269            -       5,184

Net earnings                                  $   3,422     2,558            -       5,980

Capital expenditures                          $  42,466    40,332            -      82,798

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

    The following discussion addresses material changes in results of operations for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, and in financial condition since December 31, 1999. It is presumed that readers have read or have access to Devon's 1999 Annual Report on Form 10-K.

Overview

    Devon's revenues and net earnings for the quarter ended March 31, 2000, were the highest of any quarter in its history. Net earnings for the first quarter of 2000 were $61.1 million, or 68 cents per share. This compares to net earnings of $6.0 million, or 12 cents per share for the first quarter of 1999. The increase in first quarter earnings was due to sharply higher oil and natural gas production coupled with higher overall oil and natural gas prices. The increase in first quarter production resulted primarily from the August 17, 1999, merger of PennzEnergy Company into Devon.

     The merger also drove many of the significant changes in assets and liabilities for Devon for the quarter. The transaction more than doubled Devon's total assets and proved oil and gas reserves and significantly expanded the scope of the company's operations. The merger added 396 million Boe of reserves, approximately 13 million net acres of undeveloped leasehold and $3.2 billion of assets to Devon's balance sheet.

Results of Operations

     Total revenues increased $260.4 million, or 298%, in the first quarter of 2000. This was the result of increases in the average prices of oil, gas and NGLs, along with higher production on a combined Boe basis. Oil, gas and NGLs revenues were up $251.0 million, or 294%, for the first quarter of 2000 compared to the first quarter of 1999. The quarterly comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

     The  PennzEnergy merger was accounted for under the purchase
method  of  accounting  for  business  combinations.   Therefore,
Devon's first quarter 1999 results discussed in this report do not include any effect of PennzEnergy's operations.

                                              Total
                                      Three Months Ended
                                            March 31,
                                   2000        1999    Change

Production
     Oil (MBbls)                   5,695      2,565    +122%
     Gas (MMcf)                   68,814     35,122     +96%
     NGL (MBbls)                   1,776        476    +273%

     Oil, Gas and NGLs (MBoe)1    18,940      8,895    +113%

Average Prices
     Oil (Per Bbl)                $25.56      10.88    +135%
     Gas (Per Mcf)                  2.26       1.52     +49%
     NGL (Per Bbl)                 19.86       8.25    +141%

     Oil, Gas and NGLs (Per Boe)1  17.76       9.60     +85%
                                    (In Thousands)
Revenues
     Oil                        $145,544     27,913    +421%
     Gas                         155,532     53,551    +190%
     NGLs                         35,270      3,929    +798%

     Combined                   $336,346     85,393    +294%

                                             Domestic
                                        Three Months Ended
                                             March 31,
                                   2000        1999    Change

Production
     Oil (MBbls)                   4,195      1,299    +223%
     Gas (MMcf)                   52,436     16,361    +220%
     NGL (MBbls)                   1,602        314    +410%

     Oil, Gas and NGLs (MBoe)1    14,536      4,340    +235%

Average Prices
     Oil (Per Bbl)                $27.41      11.14    +146%
     Gas (Per Mcf)                  2.40       1.72     +40%
     NGL (Per Bbl)                 19.29       8.02    +141%

     Oil, Gas and NGLs (Per Boe)1  18.70      10.40     +80%

                                    (In Thousands)
Revenues
     Oil                        $114,976     14,467    +695%
     Gas                         126,010     28,161    +347%
     NGLs                         30,901      2,518  +1,127%

     Combined                   $271,887     45,146    +502%
                                             Canada
                                       Three Months Ended
                                            March 31,
                                   2000       1999     Change

Production
     Oil (MBbls)                   1,202      1,266      -5%
     Gas (MMcf)                   16,378     18,761     -13%
     NGL (MBbls)                     174        162      +7%

     Oil, Gas and NGLs (MBoe)1     4,106      4,555     -10%

Average Prices
     Oil (Per Bbl)                 $23.73      10.62   +123%
     Gas (Per Mcf)                   1.80       1.35    +33%
     NGL (Per Bbl)                  25.11       8.71   +188%

     Oil, Gas and NGLs (Per Boe)1   15.20       8.84    +72%
                                    (In Thousands)
Revenues
     Oil                         $28,518     13,446    +112%
     Gas                          29,522     25,390     +16%
     NGLs                          4,369      1,411    +210%

     Combined                    $62,409     40,247     +55%

1 Gas volumes are converted to Boe or MBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.


     In addition to the volumes included in the prior tables for domestic and Canadian production, in the first quarter of 2000 Devon also produced 274,000 barrels of oil in Venezuela and 24,000 barrels of oil in Azerbaijan. The oil revenues generated by this production were $2.1 million. This production was added by the PennzEnergy merger.

     Oil Revenues. Oil revenues increased $117.6 million, or 421%, in the first quarter of 2000. Oil revenues increased $83.6 million due to a $14.68 per barrel increase in the average price of oil in 2000. An increase in 2000's production of 3.1 million barrels caused oil revenues to increase by $34.0 million. The PennzEnergy merger added 3.4 million barrels of oil in the first quarter of 2000. This increase was partially offset by a 0.3 million barrel decline in first quarter 2000 production from Devon's other properties. This reduction was primarily the result of natural decline.

     Gas Revenues. Gas revenues increased $102.0 million, or 190%, in 2000's first quarter. Production rose 33.7 Bcf in the 2000 period, which added $51.4 million of gas revenues. A $0.74 per Mcf increase in the average gas price in the first quarter of 2000 contributed $50.6 million of the increase in gas revenues.

     The largest contributor to the 2000 production increase was production added by the PennzEnergy merger. The PennzEnergy properties added 34.4 Bcf of production in the first quarter of 2000. Gas production from Devon's historical domestic properties also increased in the 2000 quarter. This was primarily the result of a 0.8 Bcf increase in production from Devon's San Juan Basin coal seam gas properties. These properties produced 6.3 Bcf in the 2000 quarter compared to 5.5 Bcf in the 1999 quarter. This increase was primarily the result of mechanical improvements implemented at the Northeast Blanco Unit coal seam gas property.

     These domestic increases were partially offset by a decline in Canadian gas production of 2.4 Bcf, or 13% in the 2000 quarter. Approximately half of the decline, or 1.2 Bcf, was related to production from certain Canadian properties that were included in the 1999 quarter but were sold prior to the 2000 quarter. Additionally, 0.4 Bcf of the decline was the result of increased Canadian government royalties which fluctuate based on pricing. The remainder of the reduction was related to natural decline.

     NGLs Revenues. NGLs revenues increased $31.3 million, or 798%, in the first quarter of 2000. An increase in the average price in 2000 of $11.61 per barrel, or 141%, caused NGLs revenues to increase $20.6 million in the 2000 period. A production increase of 1.3 million barrels caused revenues to increase $10.7 million. Production from the PennzEnergy merger properties during first quarter 2000 accounted for 1.3 million barrels.

     Other Revenues. Other revenues increased $9.5 million, or 507%, in the 2000 quarter. The 2000 period included $4.6 million of dividend income from the 7.1 million shares of Chevron Corporation common stock acquired in the PennzEnergy merger.
This dividend income, along with increases in third-party gas processing revenues and interest income were the primary reasons for the substantial increase in other revenues. The increase in interest income was primarily related to higher than normal cash on hand in the first quarter of 2000.

     Production and Operating Expenses. The components of production and operating expenses for the first quarter of 2000 and 1999 are set forth in the following tables.

                                                              Total
                                                       Three Months Ended
                                                             March 31,
                                                   2000        1999     Change

Absolute (Thousands)
     Recurring operations and maintenance
         expenses                                 $62,835     26,032    +141%
     Well workover expenses                         3,058      1,388    +120%
     Production taxes                              10,420      2,969    +251%

         Total production and operating expenses  $76,313     30,389    +151%

Per Boe
     Recurring operations and maintenance
         expenses                                    3.32       2.93     +13%
     Well workover expenses                          0.16       0.16       0%
     Production taxes                                0.55       0.33     +65%

         Total production and operating expenses    $4.03       3.42     +18%

                                                             Domestic
                                                       Three Months Ended
                                                             March 31,
                                                    2000       1999    Change

Absolute (Thousands)
     Recurring operations and maintenance
         expenses                                 $49,780     13,808    +261%
     Well workover expenses                         2,924      1,115    +162%
     Production taxes                              10,193      2,592    +293%

         Total production and operating expenses  $62,897     17,515    +259%

Per Boe
     Recurring operations and maintenance
         expenses                                    3.43       3.18      +8%
     Well workover expenses                          0.20       0.26     -22%
     Production taxes                                0.70       0.60     +17%

         Total production and operating expenses    $4.33       4.04      +7%

                                                             Canada
                                                      Three Months Ended
                                                            March 31,
                                                   2000       1999      Change
Absolute (Thousands)
     Recurring operations and maintenance
         expenses                                $12,170     12,224        0%
     Well workover expenses                          134        273      -51%
     Production taxes                                227        377      -40%

         Total production and operating expenses $12,531     12,874       -3%

Per Boe
     Recurring operations and maintenance
         expenses                                   2.96       2.69      +10%
     Well workover expenses                         0.03       0.06      -46%
     Production taxes                               0.06       0.08      -33%

         Total production and operating expenses   $3.05       2.83       +8%

     In addition to the expenses included in the prior tables for domestic and Canadian operations, the first quarter 2000 also included $0.9 million of recurring lease operating expenses on properties outside of North America. These expenses were related to properties added by the PennzEnergy merger.

     Recurring operations and maintenance expenses increased $36.8 million, or 141%, in the first quarter of 2000. Domestic expenses increased $36.0 million in first quarter 2000 due to $35.8 million of expenses from the PennzEnergy properties. Other than the added costs from the PennzEnergy properties, recurring expenses in Devon's other domestic properties increased $0.2 million in first quarter 2000. Recurring operations and maintenance expenses were lower than normal in the first quarter of 1999 as certain non-essential services in Devon's primary oil producing properties were delayed due to the 1999 quarter's low oil prices. However, with the subsequent increase in oil prices, these delays did not continue in the first quarter of 2000.

     Production taxes increased $7.5 million, or 251%, in the 2000 quarter. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 502% increase in domestic oil, gas and NGLs revenues in the first quarter of 2000 was the primary cause of the production tax increase. Production taxes did not increase proportionately to the increase in revenues. This was primarily due to the addition in 1999 of gas revenues from offshore Gulf of Mexico properties acquired in the PennzEnergy merger. Revenues generated from such offshore properties do not incur state production taxes.

     Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $70.8 million, or 217%, from $32.6 million in the first quarter of 1999 to $103.4 million in the first quarter of 2000. Oil and gas property related DD&A expense increased $36.8 million due to the 113% increase in combined oil, gas and NGLs production in 2000. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $3.66 per Boe in 1999 to $5.46 per Boe in 2000 caused oil and gas property related DD&A to increase by $34.0 million. The $1.80 increase in the 2000 rate over the 1999 rate is primarily the result of the PennzEnergy merger.

     Non-oil and gas property DD&A expense increased $4.2 million from $5.2 million in the first quarter of 2000 compared to $1.0 million the first quarter of 1999. Depreciation of the non-oil and gas properties acquired in the PennzEnergy merger and depreciation on the new gas pipeline and gathering system in Wyoming accounted for the increase.

     Amortization of Goodwill. In connection with the PennzEnergy merger, Devon recorded $341.4 million of goodwill. The goodwill was allocated $314.5 million to domestic properties and $26.9 million to international properties. The goodwill is being amortized using the units-of-production method. Substantially all of the $10.3 million of amortization recognized in the first quarter of 2000 was related to the domestic balance.

     General and Administrative Expenses ("G&A"). Devon's net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the first quarter of 2000 and 1999.

                                     Three Months Ended
                                          March 31,
                                        2000      1999
                                        (In Thousands)

          Gross G&A                   $32,669    13,117
          Capitalized G&A             (8,088)   (2,547)
          Reimbursed G&A              (7,931)   (4,347)

          Net G&A                     $16,650     6,223

     Net G&A increased $10.4 million, or 168%, in the first quarter of 2000 compared to the first quarter of 1999. Gross G&A increased $19.5 million, or 149%. The increase in gross expenses in the first quarter of 2000 was primarily related to additional costs incurred as a result of the PennzEnergy merger.

     G&A was reduced $5.5 million due to an increase in the amount capitalized as part of oil and gas properties. G&A was also reduced by a $3.6 million increase in the amount of reimbursements on operated properties in the 2000 quarter. The increase in capitalized and reimbursed G&A was primarily related to the PennzEnergy merger.

     Interest Expense. Interest expense increased $18.6 million, or 279%, in 2000's first quarter. An increase in the average debt balance outstanding from $418.0 million in 1999 to $1.65 billion in 2000 caused interest expense to increase by $18.9 million.
The increase in the average debt balance in the first quarter of 2000 was attributable to the long-term debt assumed in the PennzEnergy merger. The average rate on the debt outstanding was 6.2% in both quarters and had no effect on the interest expense variance. The remaining decrease of $0.3 million was caused by other factors as shown in the following table.

     The following schedule includes the components of interest expense for the first quarter of 2000 and 1999.

                                                   Three Months Ended
                                                        March 31,
                                                     2000      1999
                                                     (In Thousands)
          Interest on debt outstanding             $25,275     6,419
          Facility and agency fees                     290       147
          Amortization of capitalized loan costs       147        69
          Capitalized interest                        (496)        -
          Other                                         60        29

          Total interest expense                   $25,276     6,664

     Deferred Effect of Changes in Foreign Currency Exchange Rate on Subsidiary's Long-term Debt. Until mid-January 2000, Devon's Canadian subsidiary Northstar Energy Corporation had certain fixed-rate senior notes which were denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were issued to the dates of repayment increased or decreased the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt were required to be included in determining net earnings for the period in which the exchange rate changed. In mid-January 2000, the U.S. dollar denominated notes were retired prior to maturity with cash on hand and borrowings under Devon's long-term credit facilities. The Canadian-to-U.S. dollar exchange rate dropped slightly in January prior to the debt retirement. As a result, $2.4 million of expense was recognized in the first quarter of 2000.

     Distributions on Preferred Securities of Subsidiary Trust. During the first quarter of 1999, Devon had $149.5 million of 6.5% Trust Convertible Preferred Securities outstanding. Distributions on these securities accrued and were paid at the rate of 1.625% per quarter. On November 30, 1999, Devon exercised its right to redeem such securities. As a result, no distributions were recorded in the 2000 quarter.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 2000 was 44%, compared to 46% estimated in the first quarter of 1999.

     The lower expected 2000 rate is primarily due to the effect of certain components of 2000's income tax expense that will not fluctuate in relation to pre-tax earnings. Examples are the amounts of amortization of goodwill and certain Canadian DD&A recorded for financial statement purposes that are not deductible for income tax purposes, and the Canadian large corporation tax that is based on capitalization levels instead of pre-tax earnings. As pre-tax earnings increase, these fixed components have less impact on the effective tax rate.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of available tax carryforwards be recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not". When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", SFAS 109 requires that a valuation allowance be provided to reduce the recorded tax benefits from such assets.

     Included as deferred tax assets at March 31, 2000, were approximately $150 million of net operating loss carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 2000 and 2013, Canadian carryforwards which expire primarily between 2000 and 2005 and minimum tax credits which have no expiration. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2000 and 2006. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

Capital Expenditures, Capital Resources and Liquidity

     The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.

     Capital Expenditures. Approximately $118.6 million was spent in the first three months of 2000 for capital expenditures. This total includes $94.2 million for the acquisition, drilling or development of oil and gas properties, $16.6 million related to the construction of an extensive gas gathering system, related CO2 removal facilities and gas processing project all located in the Powder River Basin of Wyoming, and $7.8 million for other fixed assets.

     Approximately $82.8 million was spent for capital expenditures in the first quarter of 1999. This total includes $69.9 million for the acquisition, drilling or development of oil and gas properties, $12.1 million related to the construction of the new gas pipeline and gathering system in Wyoming, and $0.8 million for other fixed assets.

     Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first quarter of 2000. Operating cash flow in the first quarter of 2000 was $181.4 million, compared to $57.1 million in the first quarter of 1999. The increase in operating cash flow in the 2000 quarter was primarily caused by the rise in revenues, partially offset by increased expenses, as discussed earlier in this section.

     Devon used its operating cash flow and excess cash on hand at the beginning of 2000 to fund its capital expenditures and reduce long-term debt by over $180 million during the first quarter. As of May 9, 2000, Devon had approximately $383 million available under its $750 million credit facilities.

     Impact of Recently Issued Accounting Standards Not Yet Adopted. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July 1999 which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Devon plans to adopt the provision of SFAS 133 in the first quarter of the year ending December 31, 2001, and is currently evaluating the effects of this pronouncement.

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk

    The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Devon's 1999 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of March 31, 2000, there have been no material changes in Devon's market risk exposure from that disclosed in the 1999 Form 10-K.

Part II.      Other Information

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities

              None

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

              None

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

         Exhibit
           No.

          2.1 Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma) (formerly Devon Energy Corporation, an Oklahoma corporation), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to Exhibit 2.1 to Registrant's Form S-4, File No. 333-82903).

          2.2  Amended and Restated Combination Agreement between the
               Registrant and Northstar Energy Corporation dated as of June 29, 1998 (incorporated by reference to Annex B to Registrant's definitive proxy statement for a special meeting of shareholders, filed November 6, 1998).

          3.1  Registrant's Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3 to Registrant's Form 8-K filed on August 18, 1999).


          3.2  Registrant's Bylaws (incorporated by reference to Exhibit
               3.3 to Registrant's Registration Statement on Form S-4, File No. 333-82903 as filed on July 15, 1999).

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

          4.5 Description of Capital Stock of Registrant (incorporated by reference to Exhibit 4.9 to Registrant's Form 8-K filed on August 18, 1999).

          4.6  Indenture dated as of December 15, 1992 between Registrant
               (as successor by merger to PennzEnergy, as successor by merger to Pennzoil Company) and Texas Commerce Bank National Association, Trustee (incorporated by reference to Exhibit 4(o) to Pennzoil Company's Form 10-K filed on March 10, 1993 (SEC File No. 1-
               5591)).

          4.7 Third Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association, setting forth the terms of the 4.90% Exchangeable Senior Debentures due August 15, 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company's 1998 Form 10-K filed on March 23, 1999.)

          4.8 Fourth Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association, setting forth the terms of the 4.95% Exchangeable Senior Debentures due August 15, 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company's 1998 Form 10-K filed on March 23, 1999.)

          4.9 Fifth Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-K filed on August 18, 1999).

          4.10 Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 4(a) to Pennzoil Company's Form 10-Q filed on July 31, 1986 (SEC File No. 1-5591).

          4.11 First Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 4.8 to Registrant's Form 8-K filed on August 18, 1999).

          4.12 Second Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of July 3, 1996 among the Registrant and The Bank of New York, as Trustee and the First Supplemental Indenture dated as of July 3, 1996 between the Registrant (as successor by merger to PennzEnergy) and The Bank of New York, as Trustee, relating to the issuance of 6.5% Trust Convertible Preferred Junior Subordinated Debentures (incorporated by reference to
               Exhibit 4.6 to Registrant's Form 8-K filed on August 18, 1999).

          4.13 Amending Support Agreement dated as of August 17, 1999 between Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.5 to Registrant's Form 8-K filed on August 18, 1999).

          4.14 Support Agreement, dated December 10, 1998, between the Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.1 to Devon Energy Corporation (Oklahoma)'s (predecessor of Registrant) Form 8-K dated as of December 11,
               1998).

          4.15 Registration Rights Agreement, dated December 31, 1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.4 to Devon Energy Corporation (Oklahoma)'s (predecessor of Registrant) Form 8-K filed on January 14, 1997).

          4.16 Exchangeable Share Provisions (incorporated by reference to
               Exhibit 4.2 to Devon Energy Corporation (Oklahoma)'s (predecessor of Registrant) Form 8-K filed on December 23, 1998).

          4.17 Amended Exchangeable Share Provisions dated as of August 17,
               1999.

          27   Financial Data Schedule (filed electronically only)

          (b)      Reports on Form 8-K - A Current Report on Form
          8-K dated January 26, 2000, was filed by the Registrant regarding year-end 1999 oil and gas reserves and 2000 forward-looking information.

                           SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEVON ENERGY CORPORATION




Date:  May 11, 2000               /s/Danny J. Heatly
                                  Danny J. Heatly
                                  Vice President - Accounting

                        INDEX TO EXHIBITS

 Exhibit                                                                Page

  2.1  Amended and Restated Agreement and Plan of Merger among
       Registrant, Devon Energy Corporation (Oklahoma) (formerly Devon Energy Corporation, an Oklahoma corporation), Devon Oklahoma
       Corporation and PennzEnergy Company dated as of May 19, 1999       *

  2.2  Amended and Restated Combination Agreement between the
       Registrant and Northstar Energy Corporation dated as of June 29,
       1998                                                               *

  3.1 Registrant's Restated Certificate of Incorporation                  *

  3.2 Registrant's Bylaws                                                 *

  4.1 Form of Common Stock Certificate                                    *

  4.2 Rights Agreement dated as of August 17, 1999 between Registrant
      and BankBoston, N.A.                                                *

  4.3 Certificate of Designations of Series A Junior Participating
      Preferred Stock of Registrant.                                      *

  4.4 Certificate of Designations of the 6.49% Cumulative Preferred
      Stock, Series A of Registrant                                      *

  4.5 Description of Capital Stock of Registrant                         *

  4.6 Indenture dated as of December 15, 1992 between Registrant
      (as successor by merger to PennzEnergy, successor by merger to Pennzoil Company) and Texas Commerce Bank National
      Association, Trustee                                              *

  4.7 Third Supplemental Indenture dated as of August 3, 1998 to
      Indenture dated as of December 15, 1992 among Registrant
      (as successor by merger to PennzEnergy) and Chase Bank of
      Texas, National Association, setting forth the terms of the
      4.90% Exchangeable Senior Debentures due August 15, 2008          *

  4.8 Fourth Supplemental Indenture dated as of August 3, 1998 to
      Indenture dated as of December 15, 1992 among Registrant
      (as successor by merger to PennzEnergy) and Chase Bank of
      Texas, National Association, setting forth the terms of the
      4.95% Exchangeable Senior Debentures due August 15, 2008         *

  4.9 Fifth Supplemental Indenture dated as of August 17, 1999 to
      Indenture dated as of December 15, 1992 among Registrant
      (as successor by merger to PennzEnergy) and Chase Bank of
      Texas, National Association                                      *

  4.10 Indenture dated as of February 15, 1986 among Registrant
       (as successor by merger to PennzEnergy) and Chase Bank of
       Texas, National Association                                     *

  4.11 First Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of February 15, 1986 among Registrant
       (as successor by merger to PennzEnergy) and Chase Bank of
       Texas, National Association                                     *

  4.12 Second Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of July 3, 1996 among the Registrant and
       The Bank of New York, as Trustee and the First Supplemental Indenture dated as of July 3, 1996 between the Registrant (as successor by merger to PennzEnergy) and The Bank of New York, as Trustee, relating to the issuance of 6.5% Trust Convertible
       Preferred Junior Subordinated Debentures                        *

  4.13 Amending Support Agreement dated as of August 17, 1999
       between Registrant and Northstar Energy Corporation             *

  4.14 Support Agreement, dated December 10, 1998, between the
       Registrant and Northstar Energy Corporation                     *

  4.15 Registration Rights Agreement, dated December 31, 1996, by
       and between Registrant and Kerr-McGee Corporation               *

  4.16 Exchangeable Share Provisions                                   *

  4.17 Amended Exchangeable Share Provisions dated as of August 17,
       1999 .                                                          *

  27   Financial Data Schedule (filed electronically only)


*  Incorporated by reference.