Form 10-Q
period 2000-06-30
DEVON ENERGY CORP/DE
filed 2000-08-11
CIK 1090012

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2000

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 000-30176


                    DEVON ENERGY CORPORATION
     (Exact Name of Registrant as Specified in its Charter)


          Delaware                                73-1567067
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)            Identification Number)
    20 North Broadway, Suite 1500
       Oklahoma City, Oklahoma                   73102-8260
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:   (405) 235-3611


                         Not applicable

      (Former name, former address and former fiscal year,
                  if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No    .

     The number of shares outstanding of Registrant's common stock, par value $.10, as of July 31, 2000, was 87,015,045.

                      1 of  37 total pages
              (Exhibit Index is found at page 36)

                    DEVON ENERGY CORPORATION

              Index to Form 10-Q Quarterly Report
           to the Securities and Exchange Commission

                                                                   Page No.
     Part I. Financial Information
       Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets, June 30, 2000 (Unaudited)      4
          and December 31, 1999

          Consolidated Statements of Operations (Unaudited)           5
          for the Three Months and Six Months Ended June 30, 2000
          and 1999

          Consolidated Statements of Comprehensive Operations         6
          (Unaudited) for the Three Months and Six Months Ended
          June 30, 2000 and 1999

          Consolidated Statements of Cash Flows (Unaudited)           7
          for the Six Months Ended June 30, 2000 and 1999

          Notes to Consolidated Financial Statements                  8

       Item 2. Management's Discussion and Analysis of Financial     18
               Condition and Results of Operations

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                           29

     Part II. Other Information
       Item 4. Submission of Matters to a Vote of Security Holders   30

       Item 6. Exhibits and Reports on Form 8-K                      31

                           DEFINITIONS
                    As used in this document:
                 "Mcf" means thousand cubic feet
                 "MMcf" means million cubic feet
                 "Bcf" means billion cubic feet
                       "Bbl" means barrel
                 "MBbls" means thousand barrels
                 "MMBbls" means million barrels
              "Boe" means equivalent barrels of oil
         "Mboe" means thousand equivalent barrels of oil
             "Oil" includes crude oil and condensate
                 "NGL" means natural gas liquids

                    DEVON ENERGY CORPORATION







                 Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                     June 30, 2000 and 1999






         (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In Thousands, Except Share Data)
                                          June 30,    December 31,
                                            2000          1999
                                         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents             $  298,971      167,167
  Accounts receivable                      296,605      209,405
  Inventories                               14,462       13,441
  Deferred income taxes                      4,886        4,886
  Investments and other current assets      13,718       22,295

    Total current assets                   628,642      417,194

Property and equipment, at cost, based
  on the full cost method of accounting
  for oil and gas properties             5,189,889    4,974,810
  Less accumulated depreciation,
    depletion and amortization           2,010,128    1,818,890

                                         3,179,761    3,155,920

Investment in Chevron Corporation
  common stock, at fair value              601,527      614,382
Goodwill, net of amortization              299,481      322,800
Other assets                               118,525      112,864

    Total assets                        $4,827,936    4,623,160

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable:
    Trade                                   95,420       75,625
    Revenues and royalties due to others    57,000       58,130
  Income taxes payable                      57,401       11,287
  Accrued interest payable                  22,359       26,270
  PennzEnergy Company merger related
    expenses payable                        23,780       32,504
  Accrued expenses                          16,585       23,628

    Total current liabilities              272,545      227,444

Other liabilities                          160,062      192,210
Debentures exchangeable into shares of
  Chevron Corporation common stock         760,313      760,313
Other long-term debt                     1,025,514    1,026,808
Deferred income taxes                      431,882      390,865
Stockholders' equity:
  Preferred stock of $1.00 par value
    ($100 liquidation value).
    Authorized 4,500,000 shares;
    issued 1,500,000 in 2000 and 1999        1,500        1,500
  Common stock of $.10 par value.
    Authorized 400,000,000 shares; issued
    86,982,000 in 2000 and 86,085,000
    in 1999                                  8,698        8,608
  Additional paid-in capital             2,273,989    2,246,652
  Accumulated deficit                     (26,408)    (164,698)
  Accumulated other comprehensive loss    (80,159)     (66,542)

    Total stockholders' equity           2,177,620    2,025,520

    Total liabilities and stockholders'
      equity                            $4,827,936    4,623,160

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations
            (In Thousands, Except Per Share Amounts)

                                   Three Months Ended     Six MonthsEnded
                                         June 30,             June 30,
                                     2000       1999      2000       1999
                                                 (Unaudited)
Revenues
  Oil sales                        $148,249    36,871    293,793    64,784
  Gas sales                         210,754    59,387    366,286   112,938
  Natural gas liquids sales          30,433     5,835     65,703     9,764
  Other                              11,407     2,219     22,772     4,092

      Total revenues                400,843   104,312    748,554   191,578

Costs and expenses
  Lease operating expenses           70,794    27,100    136,687    54,520
  Production taxes                   11,370     3,446     21,790     6,415
  Depreciation, depletion and
    amortization of property
    and equipment                   113,151    35,763    221,703    69,321
  Amortization of goodwill           10,361        --     20,693        --
  General and administrative
    expenses                         16,123     6,952     32,773    13,175
  Interest expense                   25,675     7,115     50,951    13,779
  Deferred effect of changes in
    foreign currency exchange
    rate on subsidiary's long-term
    debt                                 --    (5,585)     2,408    (8,746)
  Distributions on preferred securities
    of subsidiary trust                  --     2,430         --     4,859

      Total costs and expenses      247,474    77,221    487,005   153,323

Earnings before income tax expense  153,369    27,091    261,549    38,255

Income tax expense
  Current                            33,658     2,399     63,505     4,302
  Deferred                           28,977     8,483     46,223    11,764

      Total income tax expense       62,635    10,882    109,728    16,066

Net earnings                         90,734    16,209    151,821    22,189
Preferred stock dividends             2,434        --      4,868        --

Net earnings applicable to common
  shareholders                    $  88,300    16,209    146,953    22,189

Net earnings per average common
  share outstanding:
    Basic                             $1.02      0.33       1.70      0.46

    Diluted                           $1.00      0.33       1.67      0.46

Weighted average common shares
  outstanding:
    Basic                            86,756    48,679     86,481    48,575

    Diluted                          88,381    54,086     87,827    53,773



See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Operations
                         (In Thousands)

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                          2000       1999       2000      1999
                                                       (Unaudited)

Net earnings                            $90,734     16,209    151,821    22,189

Other comprehensive earnings (loss),
  net of tax:
    Foreign currency translation
      adjustments                        (5,420)     3,008    (5,775)     4,632
    Unrealized gains (losses) on
      marketable securities             (32,989)        --    (7,842)        --

Comprehensive earnings                  $52,325     19,217   138,204     26,821









See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                         (In Thousands)


                                       Six Months Ended June 30,
                                            2000        1999
                                              (Unaudited)
Cash flows from operating activities
  Net earnings                           $ 151,821      22,189
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
     Depreciation, depletion and
       amortization of property and
       equipment                           221,703      69,321
     Amortization of goodwill               20,693          --
     Amortization of premiums on
       debentures                           (1,932)         --
     Deferred effect of changes in
       foreign currency exchange
       rate on subsidiary's long-term
       debt                                  2,408      (8,746)
     Loss (gain) on sale of assets              44         (33)
     Deferred income taxes                  46,223      11,764
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable               (88,384)      1,306
         Inventories                        (1,008)        154
         Investments and other current
           assets                            8,636          87
         Other assets                          673         (38)
       Increase (decrease) in:
         Accounts payable                   19,684      (7,897)
         Income taxes payable               46,970          --
         Accrued expenses                  (20,513)       (802)
         Long-term other liabilities       (25,476)     (1,394)

           Net cash provided by operating
             activities                    381,542      85,911

Cash flows from investing activities
  Proceeds from sale of property and
    equipment                               42,664       4,906
  Capital expenditures                    (303,827)   (139,895)
       Decrease in other assets                186         570

           Net cash used in investing
             activities                   (260,977)   (134,419)

Cash flows from financing activities
  Proceeds from borrowings on revolving
    lines of credit                        610,696     538,014
  Principal payments on revolving lines
    of credit                             (727,112)   (501,072)
  Principal payments on other long-term
    debt                                  (225,000)         --
  Proceeds from issuance of convertible
    senior debentures, net of issuance
    costs                                  346,125          --
  Issuance of common stock, net of
    issuance costs                          27,426      10,152
  Dividends paid on common stock            (8,663)     (4,862)
  Dividends paid on preferred stock         (4,868)         --
  (Decrease) increase in long-term other
    liabilities                             (6,601)      1,049

           Net cash provided by financing
             activities                     12,003      43,281

Effect of exchange rate changes on cash       (764)         67

Net increase (decrease) in cash and cash
  equivalents                              131,804      (5,160)
Cash and cash equivalents at beginning
  of period                                167,167      19,154

Cash and cash equivalents at end of
  period                                  $298,971      13,994

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

     In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2000 and 1999.

2.   Pending Merger

    On May 26, 2000, Devon and Santa Fe Snyder Corporation ("Santa Fe Snyder") announced their intention to merge the two companies. In the merger, Santa Fe Snyder stockholders will receive 0.22 shares of Devon common stock for each share of Santa Fe Snyder common stock owned. The merger is subject to approval by the stockholders of both companies at separate meetings on August 29, 2000, as well as certain regulatory approvals. If approved, the merger is expected to be consummated shortly after the stockholder meetings. The merger will be accounted for under the pooling-of-interests method of accounting for business combinations as an acquisition of Santa Fe Snyder by Devon. Therefore, Devon's operating results for all prior and future periods will include the combined amounts of Devon and Santa Fe Snyder as if the two companies had always been combined.

    Santa Fe Snyder's year-end 1999 proved oil and gas reserves totaled 386 million Boe, including 257 million Boe in the United States and 129 million Boe in other countries. Santa Fe Snyder's year-end 1999 undeveloped leasehold included 15.9 million net acres, including 1.2 million net acres in the United States and
14.7 million net acres internationally.

    On July 21, 2000, Devon and Santa Fe Snyder filed definitive proxy materials concerning this pending merger. The proxy materials contain further disclosures regarding the merger and certain financial and operational data concerning both companies.

Pro Forma Information

    Set forth below is certain unaudited pro forma financial information for the three-month and six-month periods ended June 30, 2000 and 1999. This information has been prepared under the pooling-of-interests method of accounting for business combinations, and as such, includes the results of both companies as if the two companies had always been combined. Santa Fe Snyder's historical financial data has been restated to conform to Devon's accounting policies. The pro forma information is presented for illustrative purposes only. If the merger had occurred in the past, the combined company's operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that the combined company would have achieved if the merger had occurred earlier. The pro forma information also should not be used as an indication of the future results that the combined company will achieve after the merger.

    The following should be considered in connection with the pro forma financial information presented:

         Devon merged with PennzEnergy Company ("PennzEnergy") on August 17, 1999. This merger was accounted for as a purchase. Accordingly, Devon's results for the second quarter and first six months of 1999 do not include any effects from the PennzEnergy merger.

         Santa Fe Snyder was formed on May 5, 1999, as a result of the merger of Santa Fe Energy Resources, Inc. and Snyder Oil Corporation. This merger was accounted for as a purchase by Santa Fe of Snyder. Accordingly, Santa Fe Snyder's results for the second quarter and first six months of 1999 include the results of the Snyder merger for only two months.

         Santa Fe Snyder's results for the second quarter of 1999 include $16.8 million of costs related to the Snyder merger.

         In   the second quarter of 1999, Santa Fe Snyder reduced
          the carrying value of its oil and gas properties by $463.8 million ($301.5 million after-tax), due to the full cost ceiling limitation.

                                                  Pro Forma Information
                                         Three Months Ended      Six MonthsEnded
                                              June 30,               June 30,
                                          2000        1999       2000       1999
                                                        (Unaudited)
Revenues
  Oil sales                             $272,649     98,171    540,593    164,484
  Gas sales                              319,054    107,887    552,086    186,238
  Natural gas liquids sales               33,533      7,935     70,903     13,564
  Other                                   12,707      2,919     24,772      5,492

      Total revenues                     637,943    216,912  1,188,354    372,778

Costs and expenses
  Lease operating expenses               114,494     59,600    223,887    115,820
  Production taxes                        21,470      6,246     39,990     12,215
  Depreciation, depletion and
    amortization of property and
    equipment                            172,251     60,063    337,503    119,821
  Amortization of goodwill                10,361         --     20,693         --
  General and administrative expenses     24,023     15,452     48,873     26,775
  Expenses related to prior merger            --     16,800         --     16,800
  Interest expense                        40,875     17,415     80,951     30,579
  Deferred effect of changes in foreign
    currency exchange rate on subsidiary's
    long-term debt                            --     (5,585)     2,408     (8,746)
  Distributions on preferred securities
    of subsidiary trust                       --      2,430         --      4,859
  Reduction of carrying value of oil and
    gas properties                            --    463,800         --    463,800
      Total costs and expenses           383,474    636,221    754,305    781,923

Earnings (loss) before income tax expense
  (benefit) and extraordinary item       254,469   (419,309)   434,049   (409,145)
Income tax expense (benefit)
  Current                                 36,358      1,799     72,505      4,402
  Deferred                                64,777   (138,817)   103,023   (137,836)
      Total income tax expense
        (benefit)                        101,135   (137,018)   175,528   (133,434)

Earnings (loss) before extraordinary
  item                                   153,334   (282,291)   258,521   (275,711)
Extraordinary item                            --     (4,200)        --     (4,200)
Net earnings (loss)                      153,334   (286,491)   258,521   (279,911)
Preferred stock dividends                  2,434         --      4,868         --

Net earnings (loss) applicable to
  common shareholders                   $150,900   (286,491)   253,653   (279,911)

Net earnings per average common
  share outstanding:
    Basic before extraordinary item        $1.19      (3.50)      2.00      (3.64)
    Basic after extraordinary item         $1.19      (3.55)      2.00      (3.69)
    Diluted before extraordinary item      $1.17      (3.50)      1.97      (3.64)
    Diluted after extraordinary item       $1.17      (3.55)      1.97      (3.69)

Weighted average common shares
  outstanding - basic                    126,994     80,645    126,675     75,833
Weighted average common shares
  outstanding - diluted                  129,455     86,448    128,681     81,339

Production Data
  Oil (MBbls)                             11,179      6,522     22,094     12,877
  Gas (MMcf)                             106,201     61,852    209,970    113,264
  NGL (MBbls)                              1,762        775      3,696      1,523
  Mboe                                    30,641     17,605     60,785     33,277

3.
    Long-Term Debt

     In June 2000, Devon privately sold zero-coupon convertible senior debentures ("convertible debentures"). The convertible debentures were sold at a price of $464.13 per debenture with a yield to maturity of 3.875% per annum. Each debenture is convertible into 5.7593 shares of Devon common stock. Devon may call the bonds at any time after five years, and a shareholder has the right to require Devon to repurchase the bonds after five, 10 and 15 years, at the issue price plus accrued original issue discount and interest. The proceeds to the company were approximately $346.1 million, net of debt issuance costs of approximately $6.6 million. Devon used the proceeds from the sale of these convertible debentures to pay off its domestic credit facility and money market note borrowings. The remaining proceeds from the convertible debentures have been invested in short-term money market investments.

     In March 2000, Devon entered into a new unsecured, fixed-rate money market note with The Chase Manhattan Bank. This note is short-term and permits multiple borrowings. Devon currently has the ability to borrow up to a $200 million limit. As of June 30, 2000, $25 million was outstanding under this note at an average interest rate of 6.92%. The balance was paid off at its maturity on July 7, 2000, with proceeds from the convertible debentures. Because Devon had the intent and ability to refinance the balance due with proceeds from its convertible debentures, the $25 million outstanding under the short-term note was classified as long-term debt on the June 30, 2000 consolidated balance sheet.

4.   Earnings Per Share

    The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2000 and the three-month period ended June 30, 1999. The diluted earnings per share calculation for the six months ended June 30, 1999, produced results that are anti-dilutive. This calculation increased net earnings by $3.0 million and increased the common shares outstanding 5.2 million shares.

                                                            Net Earnings       Net
                                                            Applicable to    Common     Earnings
                                                                Common       Shares       Per
                                                             Shareholders  Outstanding   Share
                                                                    (In Thousands)
    Three Months Ended June 30, 2000:

     Basic earnings per share                                   $88,300       86,756     $1.02

     Dilutive effect of:
       Potential common shares issuable upon conversion
       of senior convertible debentures (the increase in net
       earnings is net of income tax expense of $46,000)            71           192

       Potential common shares issuable upon the exercise
       of outstanding stock options                                  -         1,433

     Diluted earnings per share                                $88,371        88,381     $1.00

    Three Months Ended June 30, 1999:

     Basic earnings per share                                  $16,209        48,679     $0.33

    Dilutive effect of:
     Potential common shares issuable upon conversion
     of Trust Convertible Preferred securities (the
     increase in net earnings is net of income tax expense
     of $963,000)                                                1,506         4,902

     Potential common shares issuable upon the exercise
       of outstanding stock options                                  -           505

     Diluted earnings per share                                $17,715        54,086     $0.33

    Options to purchase approximately 1.1 million shares of Devon's common stock, with exercise prices from $55.54 to $92.78 per share (with a weighted average price of $68.30 per share), were excluded from the diluted earnings per share calculation for second quarter 2000. The excluded options expire between July 24, 2000 and May 18, 2010.

    Options to purchase approximately 0.7 million shares of Devon's common stock, with exercise prices from $34.75 to $42.90 per share (with a weighted average price of $37.11 per share), were excluded from the diluted earnings per share calculation for second quarter 1999. The excluded options expire between January 31, 2000 and May 20, 2008.

                                                             Net Earnings              Net
                                                             Applicable to   Common  Earnings
                                                                Common       Shares    Per
                                                             Shareholders Outstanding Share
                                                                  (In Thousands)
    Six Months Ended June 30, 2000:

     Basic earnings per share                                  $146,953     86,481     $1.70

     Dilutive effect of:
       Potential common shares issuable upon conversion
       of senior convertible debentures (the increase in net
       earnings is net of income tax expense of $46,000)             71         96

       Potential common shares issuable upon the exercise
       of outstanding stock options                                   -      1,250

     Diluted earnings per share                                $147,024     87,827     $1.67

Options to purchase approximately 1.2 million shares of Devon's common stock, with exercise prices from $49.94 to $92.78 per share (with a weighted average price of $66.39 per share), were excluded from the diluted earnings per share calculation for the six months ended June 30, 2000. The excluded options expire between July 24, 2000 and May 18, 2010. All options were excluded from the diluted earnings per share calculation for the six months ended June 30, 1999.

5.   Segment Information

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

                                                                             Inter-
                                                   U.S.         Canada      national      Total
                                                                  (In Thousands)

As of June 30, 2000:
Current assets                                $   538,123       63,016       27,503      628,642
Property and equipment, net of accumulated
  depreciation, depletion and amortization      2,360,109      498,363      321,289    3,179,761
Investment in Chevron Corporation common stock    601,527            -            -      601,527
Goodwill, net of amortization                     270,060            -       29,421      299,481
Other assets                                      119,481           86      (1,042)      118,525

     Total assets                              $3,889,300      561,465     377,171     4,827,936

Current liabilities                               208,682       44,905      18,958       272,545
Debentures exchangeable into shares of Chevron
  Corporation common stock                        760,313            -           -       760,313
Other long-term debt                              863,274      162,240           -     1,025,514
Deferred income taxes                             376,207       28,744      26,931        31,882
Other liabilities                                 145,480        2,354      12,228       160,062
Stockholders' equity                            1,535,344      323,222     319,054     2,177,620

     Total liabilities and stockholders'
       equity                                  $3,889,300      561,465     377,171     4,827,936

Three Months ended June 30, 2000:
Revenues
   Oil sales                                  $   117,862       26,746       3,641       148,249
   Gas sales                                      176,243       34,511           -       210,754
   Natural gas liquids sales                       26,270        4,163           -        30,433
   Other                                            9,866        1,231         310        11,407

     Total revenues                               330,241       66,651       3,951       400,843

Costs and expenses
   Lease operating expenses                        56,796       12,921       1,077        70,794
   Production taxes                                11,073          297           -        11,370
   Depreciation, depletion and amortization
     of property and equipment                     96,336       16,359         456       113,151
   Amortization of goodwill                        10,355            -           6        10,361
   General and administrative expenses             11,925        2,541       1,657        16,123
   Interest expense                                23,107        2,568           -        25,675

     Total costs and expenses                     209,592       34,686       3,196       247,474

Earnings (loss) before income tax expense         120,649       31,965         755       153,369

Income tax expense
   Current                                         33,379          279           -        33,658
   Deferred                                        14,451       14,353         173        28,977

     Total income tax expense                      47,830       14,632         173        62,635

Net earnings                                       72,819       17,333         582        90,734
Preferred stock dividends                           2,434            -           -         2,434

Net earnings applicable to common shareholders $   70,385       17,333         582        88,300

Capital expenditures                           $  137,393       42,131       5,748       185,272

                                                                               Inter-
                                                  U.S.         Canada         national    Total
                                                                  (In Thousands)
Three Months ended June 30, 1999:
Revenues
   Oil sales                                  $  19,930        16,941            -        36,871
   Gas sales                                     32,448        26,939            -        59,387
   Natural gas liquids sales                      3,685         2,150            -         5,835
   Other                                            678         1,541            -         2,219

     Total revenues                              56,741        47,571            -       104,312

Costs and expenses
   Lease operating expenses                      14,343        12,757            -        27,100
   Production taxes                               3,165           281            -         3,446
   Depreciation, depletion and amortization
     of property and equipment                   18,762        17,001            -        35,763
   Amortization of goodwill                           -             -            -             -
   General and administrative expenses            4,044         2,908            -         6,952
   Interest expense                                 846         6,269            -         7,115
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                                   -        (5,585)           -        (5,585)
   Distributions on preferred securities of
     subsidiary trust                             2,430             -            -         2,430

     Total costs and expenses                    43,590        33,631            -        77,221

Earnings before income tax expense               13,151        13,940            -        27,091

Income tax expense
   Current                                        1,890           509            -         2,399
   Deferred                                       2,231         6,252            -         8,483

     Total income tax expense                     4,121         6,761            -        10,882

Net earnings                                 $    9,030         7,179            -        16,209

Capital expenditures                          $  39,138        17,959            -        57,097

                                                                 Inter-
                                           U.S.       Canada    national   Total
                                                       (In Thousands)

Six Months ended June 30, 2000:
Revenues
   Oil sales                            $232,838     55,264      5,691    293,793
   Gas sales                             302,253     64,033          -    366,286
   Natural gas liquids sales              57,171      8,532          -     65,703
   Other                                  20,316      2,322        134     22,772

     Total revenues                      612,578    130,151      5,825    748,554

Costs and expenses
   Lease operating expenses              109,500     25,225      1,962    136,687
   Production taxes                       21,266        524          -     21,790
   Depreciation, depletion and
     amortization of property
     and equipment                       188,712     32,353        638    221,703
   Amortization of goodwill               20,681          -         12     20,693
   General and administrative
     expenses                             25,052      4,795      2,926     32,773
   Interest expense                       45,955      4,996          -     50,951
   Deferred effect of changes in
     foreign currency exchange
     rate on subsidiary's long-term
     debt                                      -      2,408          -      2,408

     Total costs and expenses            411,166     70,301      5,538    487,005

Earnings before income tax expense       201,412     59,850        287    261,549

Income tax expense
   Current                                62,526        979          -     63,505
   Deferred                               18,747     27,263        213     46,223

     Total income tax expense             81,273     28,242        213    109,728

Net earnings                            $120,139     31,608         74    151,821
Preferred stock dividends                  4,868          -          -      4,868

Net earnings applicable to common
  shareholders                          $115,271     31,608         74    146,953

Capital expenditures                    $217,871     78,157      7,799    303,827

                                                                  Inter-
                                            U.S.       Canada    national   Total
                                                         (In Thousands)
Six Months ended June 30, 1999:
Revenues
   Oil sales                            $  34,397     30,387         -     64,784
   Gas sales                               60,609     52,329         -    112,938
   Natural gas liquids sales                6,203      3,561         -      9,764
   Other                                    1,378      2,714         -      4,092

     Total revenues                       102,587     88,991         -    191,578

Costs and expenses
   Lease operating expenses                29,266     25,254         -     54,520
   Production taxes                         5,757        658         -      6,415
   Depreciation, depletion and
     amortization of property
     and equipment                         36,771     32,550         -     69,321
   Amortization of goodwill                     -          -         -          -
   General and administrative expenses      6,958      6,217         -     13,175
   Interest expense                         1,488     12,291         -     13,779
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                             -     (8,746)        -     (8,746)
   Distributions on preferred securities
     of subsidiary trust                    4,859          -         -      4,859

     Total costs and expenses              85,099     68,224         -    153,323

Earnings before income tax expense         17,488     20,767         -     38,255

Income tax expense
   Current                                  2,710      1,592         -      4,302
   Deferred                                 2,326      9,438         -     11,764

     Total income tax expense               5,036     11,030         -     16,066

Net earnings                            $  12,452      9,737         -     22,189

Capital expenditures                    $  81,604     58,291         -    139,895

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

    The following discussion addresses material changes in results of operations for the three- month and six-month periods ended June 30, 2000, compared to the three-month and six-month periods ended June 30, 1999, and in financial condition since December 31, 1999. The discussion should be read in conjunction with Devon's 1999 annual report on Form 10-K.

Overview

     Devon's revenues and net earnings for the quarter ended June 30, 2000, were the highest of any quarter in its history. Net earnings for the second quarter of 2000 were $90.7 million, or $1.02 per share. This compares to net earnings of $16.2 million, or $0.33 per share for the second quarter of 1999. Net earnings for the first half of 2000 were $151.8 million, or $1.70 per share. These compare to net earnings for the first half of 1999 of $22.2 million, or $0.46 per share. The increase in second quarter and first half earnings was due to sharply higher oil and natural gas production coupled with higher overall oil and natural gas prices. The increase in second quarter and first half production resulted primarily from the August 17, 1999, merger of PennzEnergy into Devon.

Results of Operations

     Total revenues increased $296.5 million, or 284%, in the second quarter of 2000, and $557.0 million, or 291%, in the first half of 2000. This was the result of increases in the average prices of oil, gas and NGL, along with higher production on a combined Boe basis. Oil, gas and NGL revenues were up $287.3 million, or 281%, for the second quarter of 2000 compared to the second quarter of 1999, and $538.3 million, or 287% for the first half of 2000 compared to the first half of 1999. The three-month and six-month period comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

     The PennzEnergy merger was accounted for under the purchase method of accounting for business combinations. Therefore, Devon's second quarter 1999 and first half 1999 results discussed in this report do not include any effect of PennzEnergy's operations.

                                                            Total
                                      Three Months Ended             Six Months Ended
                                           June 30,                      June 30,
                                    2000     1999    Change     2000        1999   Change

Production
     Oil (MBbls)                   5,821     2,506   +132%     11,516      5,071   +127%
     Gas (MMcf)                   70,212    36,280    +94%    139,026     71,402    +95%
     NGL (MBbls)                   1,613       515   +213%      3,389        991   +242%

     Oil, Gas and NGL (MBoe)1     19,136     9,067   +111%     38,076     17,962   +112%

Average Prices
     Oil (Per Bbl)                $25.47     14.71    +73%      25.51      12.78   +100%
     Gas (Per Mcf)                  3.00      1.64    +83%       2.63       1.58    +67%
     NGL (Per Bbl)                 18.87     11.33    +67%      19.39       9.85    +97%

     Oil, Gas and NGL (Per Boe)1   20.35     11.26    +81%      19.06      10.44    +83%
                                         (In Thousands)
Revenues
     Oil                        $148,249    36,871   +302%    293,793     64,784   +353%
     Gas                         210,754    59,387   +255%    366,286    112,938   +224%
     NGL                          30,433     5,835   +422%     65,703      9,764   +573%

     Combined                   $389,436   102,093   +281%    725,782    187,486   +287%
                                                          Domestic
                                      Three Months Ended             Six Months Ended
                                           June 30,                      June 30,
                                   2000      1999   Change      2000       1999   Change

Production
     Oil (MBbls)                   4,302     1,231   +249%      8,497      2,530   +236%
     Gas (MMcf)                   53,804    16,933   +218%    106,240     33,294   +219%
     NGL (MBbls)                   1,445       351   +312%      3,047        665   +358%

     Oil, Gas and NGL (MBoe)1     14,714     4,404   +234%     29,251      8,744   +235%

Average Prices
     Oil (Per Bbl)                $27.40     16.19    +69%      27.40      13.60   +102%
     Gas (Per Mcf)                  3.28      1.92    +71%       2.85       1.82    +56%
     NGL (Per Bbl)                 18.18     10.50    +73%      18.76       9.33   +101%

     Oil, Gas and NGL (Per Boe)1   21.77     12.73    +71%      20.25      11.57    +75%
                                          (In Thousands)
Revenues
     Oil                        $117,862    19,930   +491%    232,838     34,397   +577%
     Gas                         176,243    32,448   +443%    302,253     60,609   +399%
     NGL                          26,270     3,685   +613%     57,171      6,203   +822%

     Combined                   $320,375    56,063   +471%    592,262    101,209   +485%

                                                          Canada
                                    Three Months Ended              Six Months Ended
                                          June 30,                       June 30,
                                  2000      1999     Change     2000       1999    Change

Production
     Oil (MBbls)                  1,162     1,275      -9%      2,364      2,541     -7%
     Gas (MMcf)                  16,408    19,347     -15%     32,786     38,108    -14%
     NGL (MBbls)                    168       164      +2%        342        326     +5%

     Oil, Gas and NGL (MBoe)1     4,065     4,663     -13%      8,170      9,218    -11%

Average Prices
     Oil (Per Bbl)               $23.02     13.29     +73%      23.38      11.96    +95%
     Gas (Per Mcf)                 2.10      1.39     +51%       1.95       1.37    +42%
     NGL (Per Bbl)                24.78     13.11     +89%      24.95      10.92   +128%

     Oil, Gas and NGL (Per Boe)1  16.09      9.87     +63%      15.65       9.36    +67%
                                         (In Thousands)
Revenues
     Oil                        $26,746    16,941     +58%     55,264     30,387    +82%
     Gas                         34,511    26,939     +28%     64,033     52,329    +22%
     NGL                          4,163     2,150     +94%      8,532      3,561   +140%

     Combined                   $65,420    46,030     +42%    127,829     86,277    +48%

_______________

1    Gas volumes are converted to Boe or MBoe at the rate of six
  Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGL are affected by market and other factors in addition to relative energy content.

     In addition to the volumes included in the prior tables for domestic and Canadian production, in the second quarter and first half of 2000 Devon also produced 265,000 barrels and 539,000 barrels of oil in Venezuela, respectively, and 92,000 barrels and 116,000 barrels of oil in Azerbaijan, respectively. The oil revenues generated by this production were $3.6 million and $5.7 million for the second quarter and first half of 2000, respectively. This production was added by the PennzEnergy merger.

     Oil Revenues. Oil revenues increased $111.4 million, or 302%, in the second quarter of 2000. Oil revenues increased $62.6 million due to a $10.76 per barrel increase in the average price of oil in 2000. An increase in 2000's production of 3.3 million barrels caused oil revenues to increase by $48.8 million. The PennzEnergy merger added 3.5 million barrels of oil in the second quarter of 2000. This increase was partially offset by a 0.2 million barrel decline in second quarter 2000 production from Devon's other properties. This reduction was primarily the result of natural decline.

     Oil revenues increased $229.0 million, or 353%, in the first half of 2000. An increase in production of 6.4 million barrels, or 127%, caused oil revenues to increase by $82.3 million. Oil revenues increased $146.7 million due to a $12.73 per barrel increase in the average price of oil in 2000. The PennzEnergy merger added 6.9 million barrels of oil in the first half of 2000. This increase was partially offset by a 0.5 million barrel decline in first half 2000 production from Devon's other properties. This reduction was primarily the result of natural decline.

     Gas Revenues. Gas revenues increased $151.4 million, or 255%, in the second quarter of 2000. Production rose 33.9 Bcf in the 2000 period, which added $55.6 million of gas revenues. A $1.36 per Mcf increase in the average gas price in the second quarter of 2000 contributed $95.8 million of the increase in gas revenues.

     The largest contributor to the 2000 production increase was production added by the PennzEnergy merger. The PennzEnergy properties added 36.5 Bcf of production in the second quarter of 2000. Gas production from Devon's historical domestic properties also increased 0.4 Bcf in the 2000 quarter.

     These domestic increases were partially offset by a decline in Canadian gas production of 2.9 Bcf, or 15% in the 2000 quarter. Approximately half of the decline, or 1.5 Bcf, was related to production from certain Canadian properties that were included in the 1999 quarter but were sold prior to the 2000 quarter. Additionally, 0.8 Bcf of the decline was the result of increased Canadian government royalties which fluctuate based on pricing. The remainder of the reduction was related to natural decline and the shut-in of some wells partially offset by new development during the 2000 quarter

     Gas revenues increased $253.4 million, or 224%, in the first half of 2000. Production rose 67.6 Bcf in the 2000 period, which added $107.0 million of gas revenues. A $1.05 per Mcf increase in the average gas price in the first half of 2000 contributed $146.4 million of the increase in gas revenues.

     Again, the largest contributor to the 2000 production increase was production added by the PennzEnergy merger. The PennzEnergy properties added 70.4 Bcf of production in the first half of 2000. Gas production from Devon's historical domestic properties also increased by 2.5 Bcf in the first half of 2000. This was primarily the result of a 2.9 Bcf increase in production from Devon's San Juan Basin and Powder River Basin coal seam gas properties. These properties produced 15.4 Bcf in the first half of 2000 compared to 12.5 Bcf in the first half of 1999. This increase was primarily the result of mechanical improvements implemented at the Northeast Blanco Unit coal seam gas property and additional wells drilled in the Powder River Basin.

     These domestic increases were partially offset by a decline in Canadian gas production of 5.3 Bcf, or 14% in the first half of 2000. Approximately half of the decline, or 2.5 Bcf, was related to production from certain Canadian properties that were included in the first half of 1999 but were sold prior to the first half of 2000. Additionally, 1.2 Bcf of the decline was the result of increased Canadian government royalties which fluctuate based on pricing. The remainder of the reduction was primarily the result of natural decline partially offset by new development.

     NGL Revenues. NGL revenues increased $24.6 million, or 422%, in the second quarter of 2000. An increase in the average price of $7.54 per barrel, or 67%, caused NGL revenues to increase $12.2 million in the 2000 quarter. A production increase of 1.1 million barrels caused revenues to increase $12.4 million. Production from the PennzEnergy merger properties during first quarter 2000 accounted for 1.1 million barrels.

     NGL revenues increased $55.9 million, or 573%, in the first half of 2000. An increase in the average price of $9.54 per barrel, or 97%, caused NGL revenues to increase $32.3 million in the first half of 2000. A production increase of 2.4 million barrels caused revenues to increase $23.6 million. Production from the PennzEnergy merger properties during first half of 2000 accounted for 2.3 million barrels.

     Other Revenues. Other revenues increased $9.2 million, or 414%, in the 2000 quarter. The 2000 period included $4.6 million of dividend income from the 7.1 million shares of Chevron Corporation common stock acquired in the PennzEnergy merger.
This dividend income, along with increases in third-party gas processing revenues and interest income were the primary reasons for the substantial increase in other revenues. The increase in interest income was primarily related to an increased amount of cash on hand in the second quarter of 2000.

     Other revenues increased $18.7 million, or 457%, in the first half of 2000. The 2000 period included $9.2 million of dividend income from the 7.1 million shares of Chevron Corporation common stock acquired in the PennzEnergy merger. This dividend income, along with increases in third-party gas processing revenues and interest income were the primary reasons for the substantial increase in other revenues.

     Production and Operating Expenses. The components of production and operating expenses are set forth in the following tables.

                                                                 Total
                                            Three Months Ended           Six Months Ended
                                                  June 30,                      June 30,
                                          2000      1999   Change      2000      1999   Change

Absolute (Thousands)
  Recurring operations and maintenance
    expenses                            $68,127    25,776   +164%    130,962    51,808   +153%
  Well workover expenses                  2,667     1,324   +101%      5,725     2,712   +111%
  Production taxes                       11,370     3,446   +230%     21,790     6,415   +240%

      Total production and operating
        expenses                        $82,164    30,546   +169%    158,477    60,935   +160%

Per Boe
  Recurring operations and maintenance
    expenses                               3.56      2.84    +25%       3.44      2.88    +19%
  Well workover expenses                   0.14      0.15     -6%       0.15      0.15      0%
  Production taxes                         0.59      0.38    +56%       0.57      0.36    +60%

      Total production and operating
        expenses                          $4.29      3.37    +27%       4.16      3.39    +23%
                                                                Domestic
                                            Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                          2000      1999    Change     2000      1999    Change

Absolute (Thousands)
  Recurring operations and maintenance
    expenses                            $54,246    13,490    +302%   104,026    27,298   +281%
  Well workover expenses                  2,550       853    +199%     5,474     1,968   +178%
  Production taxes                       11,073     3,165    +250%    21,266     5,757   +269%

      Total production and operating
        expenses                        $67,869    17,508    +288%   130,766    35,023   +273%

Per Boe
  Recurring operations and maintenance
    expenses                               3.69      3.06     +20%      3.56      3.12    +14%
  Well workover expenses                   0.17      0.20     -11%      0.19      0.23    -17%
  Production taxes                         0.75      0.72      +5%      0.73      0.66    +10%

      Total production and operating
        expenses                          $4.61      3.98     +16%      4.47      4.01    +12%
                                                                 Canada
                                           Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                         2000     1999      Change     2000      1999     Change

Absolute (Thousands)
  Recurring operations and maintenance
    expenses                           $12,804   12,286       +4%     24,974    24,510     +2%
  Well workover expenses                   117      471      -75%        251       744    -66%
  Production taxes                         297      281       +6%        524       658    -20%

      Total production and operating
        expenses                       $13,218   13,038       +1%     25,749    25,912     -1%

Per Boe
  Recurring operations and maintenance
    expenses                              3.15     2.64      +19%       3.06      2.66    +15%
  Well workover expenses                  0.03     0.10      -71%       0.03      0.08    -62%
  Production taxes                        0.07     0.06      +21%       0.06      0.07    -10%

      Total production and operating
        expenses                         $3.25     2.80      +16%       3.15      2.81    +12%

     In addition to the expenses included in the prior tables for domestic and Canadian operations, the second quarter and first half of 2000 also included $1.1 million and $2.0 million, respectively, of recurring lease operating expenses on properties outside of North America. These expenses were related to properties added by the PennzEnergy merger.

     Recurring operations and maintenance expenses increased $42.3 million, or 164%, in the second quarter of 2000. Domestic expenses increased $40.8 million in second quarter 2000 due to $39.9 million of expenses from the PennzEnergy properties. Other than the added costs from the PennzEnergy properties, recurring expenses in Devon's other domestic properties increased $0.9 million in second quarter 2000. Recurring operations and maintenance expenses were lower than normal in the second quarter of 1999 as certain non-essential services in Devon's primary oil producing properties were delayed due to the 1999 quarter's low oil prices. However, with the subsequent increase in oil prices, these delays did not continue in the second quarter of 2000. Canada's recurring expenses were $0.5 million higher in the 2000 quarter due primarily to higher fuel costs related to increased heavy oil production.

     Production taxes increased $7.9 million, or 230%, in the 2000 quarter. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 471% increase in domestic oil, gas and NGL revenues in the second quarter of 2000 was the primary cause of the production tax increase. Production taxes did not increase proportionately to the increase in revenues. This was primarily due to the addition in 1999 of gas revenues from offshore Gulf of Mexico properties acquired in the PennzEnergy merger. Revenues generated from such offshore properties do not incur state production taxes.

     Recurring operations and maintenance expenses increased $79.2 million, or 153%, in the first half of 2000. Domestic expenses increased $76.7 million in first half of 2000 due to $74.7 million of expenses from the PennzEnergy properties. Other than the added costs from the PennzEnergy properties, recurring expenses in Devon's other domestic properties increased $2.0 million in first half of 2000. Recurring operations and maintenance expenses were lower than normal in the first half of 1999 as certain non-essential services in Devon's primary oil producing properties were delayed due to the 1999 period's low oil prices. However, with the subsequent increase in oil prices, these delays did not continue in the first half of 2000.
Canada's recurring expenses were $0.5 million higher in the first half of 2000 due primarily to higher fuel costs related to increased heavy oil production.

     Production taxes increased $15.4 million, or 240%, in the first half of 2000. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 485% increase in domestic oil, gas and NGL revenues in the first half of 2000 was the primary cause of the production tax increase. Production taxes did not increase proportionately to the increase in revenues. This was primarily due to the addition in 1999 of gas revenues from offshore Gulf of Mexico properties acquired in the PennzEnergy merger. Revenues generated from such offshore properties do not incur state production taxes.

     Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $72.8 million, or 209%, from $34.8 million in the second quarter of 1999 to $107.6 million in the second quarter of 2000. Oil and gas property related DD&A expense increased $38.7 million due to the 111% increase in combined oil, gas and NGL production in 2000. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $3.84 per Boe in the 1999 quarter to $5.62 per Boe in the 2000 quarter caused oil and gas property related DD&A to increase $34.1 million. The $1.78 increase in the 2000 rate over the 1999 rate was primarily the result of the PennzEnergy merger.

     Oil and gas property related DD&A increased $143.6 million, or 213%, from $67.4 million in the first half of 1999 to $211.0 million in the first half of 2000. Oil and gas property related DD&A expense increased $75.5 million due to the 112% increase in combined oil, gas and NGL production in 2000. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $3.75 per Boe in the first half of 1999 to $5.54 per Boe in the first half of 2000 caused oil and gas property related DD&A to increase $68.1 million. The $1.79 increase in the 2000 rate over the 1999 rate was primarily the result of the PennzEnergy merger.

     Non-oil and gas property DD&A expense increased $4.6 million to $5.5 million in the second quarter of 2000 compared to $0.9 million the second quarter of 1999. Non-oil and gas property DD&A expense increased $8.8 million to $10.7 million in the first half of 2000 compared to $1.9 million in the first half of 1999. Depreciation of the non-oil and gas properties acquired in the PennzEnergy merger and depreciation on Devon's newly constructed gas pipeline and gathering system in Wyoming accounted for the increase.

     Amortization of Goodwill. In connection with the PennzEnergy merger, Devon recorded $336.3 million of goodwill. The goodwill was allocated $306.9 million to domestic properties and $29.4 million to international properties. The goodwill is being amortized using the units-of-production method. Substantially all of the $10.4 million and $20.7 million of amortization recognized in the second quarter and first half of 2000, respectively, was related to the domestic balance.

     General and Administrative Expenses ("G&A"). Devon's net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the second quarter and first half of 2000 and 1999.

                               Three Months Ended   Six Months Ended
                                    June 30,             June 30,
                                 2000      1999       2000      1999
                                            (In Thousands)

     Gross G&A                 $31,904    13,866     64,573    26,983
     Capitalized G&A            (8,015)   (3,066)   (16,103)   (5,613)
     Reimbursed G&A             (7,766)   (3,848)   (15,697)   (8,195)

     Net G&A                   $16,123     6,952     32,773    13,175

     Net G&A increased $9.2 million and $19.6 million, or 132% and 149%, in the second quarter and first half of 2000 compared to the same periods of 1999, respectively. Gross G&A increased $18.0 million and $37.6 million, or 130% and 139%, in the second quarter and first half of 2000 compared to the same periods of 1999, respectively. The increase in gross expenses in the second quarter and first half of 2000 was primarily related to additional costs incurred as a result of the PennzEnergy merger.

     Net G&A was reduced $4.9 million and $10.5 million in the second quarter and first half of 2000, respectively, due to an increase in the amount capitalized as part of oil and gas properties. G&A was also reduced $3.9 million and $7.5 million in the second quarter and first half of 2000, respectively, by an increase in the amount of reimbursements on operated properties in the 2000 quarter. The increase in capitalized and reimbursed G&A was primarily related to the PennzEnergy merger.

     Interest Expense. Interest expense increased $18.6 million, or 261%, in the second quarter of 2000. An increase in the average debt balance outstanding from $454.1 million in the second quarter of 1999 to $1.6 billion in the second quarter of 2000 caused interest expense to increase by $18.4 million. The increase in the average debt balance in the second quarter of 2000 was attributable to the long-term debt assumed in the PennzEnergy merger. An increase in the annualized interest rate on outstanding debt from 6.0% in the second quarter of 1999 to 6.4% in the second quarter of 2000 caused interest expense to increase by $0.5 million. The remaining decrease of $0.3 million was caused by other factors as shown in the following table.

     Interest expense increased $37.2 million, or 270%, in the first half of 2000. An increase in the average debt balance outstanding from $426.3 million in the first half of 1999 to $1.6 billion in the first half of 2000 caused interest expense to increase by $37.6 million. The increase in the average debt balance in the first half of 2000 was attributable to the long-term debt assumed in the PennzEnergy merger. An increase in the annualized interest rate on outstanding debt from 6.2% in the first half of 1999 to 6.3% in the first half of 2000 caused interest expense to increase by $0.2 million. The remaining decrease of $0.6 million was caused by other factors as shown in the following table.

     The following schedule includes the components of interest expense for the second quarter and first half of 2000 and 1999.

                                             Three Months Ended    Six Months Ended
                                                  June 30,             June 30,
                                               2000      1999       2000      1999
                                                          (In Thousands)

     Interest based on debt outstanding      $25,723     6,765     50,998    13,185
     Facility and agency fees                    332       152        622       298
     Amortization of capitalized loan costs      147        96        294       165
     Capitalized interest                       (546)       --     (1,042)      --
     Other                                        19       102         79       131

     Total interest expense                  $25,675     7,115     50,951    13,779

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

     Distributions on Preferred Securities of Subsidiary Trust. During the second quarter and first half of 1999, Devon had $149.5 million of 6.5% Trust Convertible Preferred Securities outstanding. Distributions on these securities accrued and were paid at the rate of 1.625% per quarter. On November 30, 1999, Devon exercised its right to redeem such securities, and substantially all of the securities were exchanged for shares of Devon common stock. As a result, no distributions were recorded in the 2000 periods.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The effective tax rates estimated for the three-month and six-month periods ended June 30, 2000 and 1999 were not materially different. The estimated effective tax rate in the second quarter of 2000 was 41% compared to 40% in the second quarter of 1999. The estimated effective tax rate was 42% in both the first half of 2000 and the first half of 1999.

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

     Included as deferred tax assets at June 30, 2000, were approximately $226 million of net operating loss carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 2000 and 2013, Canadian carryforwards which expire primarily between 2000 and 2005 and minimum tax credits which have no expiration. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2000 and 2006. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

Capital Expenditures, Capital Resources and Liquidity

     The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part I, Item 1 included elsewhere herein.

     Capital Expenditures. Approximately $303.8 million was spent in the first six months of 2000 for capital expenditures. This total includes $257.6 million for the acquisition, drilling or development of oil and gas properties, $24.5 million related to the construction of an extensive gas gathering system, related CO2 removal facilities and gas processing project all located in the Powder River Basin of Wyoming, and $21.7 million for other fixed assets.

     Approximately $139.9 million was spent for capital expenditures in the first half of 1999. This total includes $101.7 million for the acquisition, drilling or development of oil and gas properties, $36.9 million related to the construction of the new gas pipeline and gathering system in Wyoming, and $1.3 million for other fixed assets.

     Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first half of 2000. Operating cash flow in the first half of 2000 was $381.5 million, compared to $85.9 million in the first half of 1999.
The increase in operating cash flow in the first half of 2000 was primarily caused by the rise in revenues, partially offset by increased expenses, as discussed earlier in this section.

     Devon's cash flow for the first six months of 2000 was more than adequate to fund its capital expenditures. Excess available cash flow, along with cash on hand at the beginning of the year and a portion of the proceeds from the late-June issue of convertible debentures, were used to retire long-term debt. At June 30, 2000, Devon's availability under its $750 million long-term credit facilities totaled $563 million. Devon also had approximately $186 million of unused proceeds from its convertible debenture issue temporarily invested in cash equivalents at June 30, 2000.


     Impact of Recently Issued Accounting Standards Not Yet Adopted. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and in June 2000 issued SFAS 138, which amended certain provisions of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. Devon plans to adopt the provisions of SFAS 133, as amended, in the first quarter of the year ending December 31, 2001, and is currently evaluating the effects of this pronouncement.

    Pending Merger.   On May 26, 2000, Devon and Santa Fe Snyder
announced their intention to merge the two companies. In the merger, Santa Fe Snyder stockholders will receive 0.22 shares of Devon common stock for each share of Santa Fe Snyder common stock owned. The merger is subject to approval by the stockholders of both companies at separate meetings on August 29, 2000, as well as certain regulatory approvals. If approved, the merger is expected to be consummated shortly after the stockholder meetings. The merger will be accounted for under the pooling-of-interests method of accounting for business combinations as an acquisition of Santa Fe Snyder by Devon. Therefore, Devon's operating results for all prior and future periods will include the combined amounts of Devon and Santa Fe Snyder as if the companies had always been combined.

    Santa Fe Snyder's year-end 1999 proved oil and gas reserves totaled 386 million Boe, including 257 million Boe in the United States and 129 million Boe in other countries. Santa Fe Snyder's year-end 1999 undeveloped leasehold included 15.9 million net acres, including 1.2 million net acres in the United States and
14.7 million net acres internationally.

    On July 21, 2000, Devon and Santa Fe Snyder filed definitive proxy materials concerning this pending merger. The proxy materials contain further disclosures regarding the merger and certain financial and operational data concerning both companies.

Item 3.    Quantitative and Qualitative Disclosures About Market
Risk

    The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Devon's 1999 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of June 30, 2000, there have been no material changes in Devon's market risk exposure from that disclosed in the 1999 Form 10-K.

Part II. Other Information

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities

              None

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 10:00 a.m. local time, on Thursday May 18, 2000.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

     (c) Out of a total of 86,490,732 shares of the Company's common stock outstanding and entitled to vote, 76,755,006 shares were present at the meeting in person or by proxy, representing approximately 89 percent of the total outstanding. The only matter voted upon at the meeting was the election of four directors to serve on the Company's board of directors until the 2003 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                                                  Authority
                 Nominee               For        Withheld

              John A. Hagg         76,592,852      167,105
              Henry R. Hamman      76,578,542      181,415
              J. Larry Nichols     76,196,810      181,415
              Robert B. Weaver     76,169,768      181,415

     Item 5.  Other Information

              None


     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

         Exhibit
           No.

          2.1 Amendment No. One to Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed July 12, 2000).

          2.2 Agreement and Plan of Merger, dated as of May 25, 2000, by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation (incorporated by reference to Annex A to Registrant's definitive proxy statement for a special meeting of shareholders filed July 21, 2000).

          2.3 Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma) (formerly Devon Energy Corporation, an Oklahoma corporation), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to Exhibit 2.1 to Registrant's Form S-4, File No. 333-82903).

          2.4  Amended and Restated Combination Agreement between
               Registrant and Northstar Energy Corporation dated as of June 29, 1998 (incorporated by reference to Annex B to Registrant's definitive proxy statement for a special meeting of shareholders, filed November 6, 1998).

          3.1  Registrant's Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3 to Registrant's Form 8-K filed August 18, 1999).

          3.2 Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant's definitive proxy statement for a special meeting of shareholders filed July 21,
               2000).

          4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed August 18, 1999).

          4.2 Registration Rights Agreement dated as of June 22, 2000 by and among Registrant and Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit
               4.1 to Registrant's Form 8-K filed July 12, 2000).

          4.3 Amendment to Rights Agreement dated as of May 25, 2000 between Registrant and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated by reference to Exhibit 4.2 to Registrant's definitive proxy statement for a special meeting of shareholders filed July 21, 2000).

          4.4 Rights Agreement dated as of August 17, 1999 between Registrant and BankBoston, N.A. (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed August 18, 1999).

          4.5 Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed August 18, 1999).

          4.6  Certificate of Designations of the 6.49% Cumulative
               Preferred Stock, Series A of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form 8-K filed August 18, 1999).

          4.7 Description of Capital Stock of Registrant (incorporated by reference to Exhibit 4.9 to Registrant's Form 8-K filed August 18, 1999).

          4.8  Indenture dated as of June 27, 2000 between Registrant and
               The Bank of New York, setting forth the terms of the Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed July 12, 2000).

          4.9  Indenture dated as of December 15, 1992 between Registrant
               (as successor by merger to PennzEnergy, as successor by merger to Pennzoil Company) and Texas Commerce Bank National Association, Trustee (incorporated by reference to Exhibit 4(o) to Pennzoil Company's Form 10-K filed March 10, 1993 (SEC File No. 1-5591)).

          4.10 Third Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association, setting forth the terms of the 4.90% Exchangeable Senior Debentures due August 15, 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company's 1998 Form 10-K filed March 23, 1999.)

          4.11 Fourth Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association, setting forth the terms of the 4.95% Exchangeable Senior Debentures due August 15, 2008 (incorporated by reference to Exhibit 4(h) to PennzEnergy Company's 1998 Form 10-K filed March 23, 1999.)

          4.12 Fifth Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-K filed August 18, 1999).

          4.13 Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 4(a) to Pennzoil Company's Form 10-Q filed July 31, 1986 (SEC File No. 1-5591).

          4.14 First Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 4.8 to Registrant's Form 8-K filed August 18, 1999).

          4.15 Amending Support Agreement dated as of August 17, 1999 between Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.5 to Registrant's Form 8-K filed August 18, 1999).

          4.16 Support Agreement, dated December 10, 1998, between the Registrant and Northstar Energy Corporation
               (incorporated by reference to Exhibit 4.1 to Devon
               Energy Corporation (Oklahoma)'s (predecessor of
               Registrant) Form 8-K dated as of December 11,
               1998).

          4.17 Exchangeable Share Provisions (incorporated by reference to
               Exhibit 4.2 to Devon Energy Corporation (Oklahoma)'s (predecessor of Registrant) Form 8-K filed December 23, 1998).

          4.18 Amended Exchangeable Share Provisions dated as of August 17, 1999 (incorporated by reference to Exhibit 4.17 to Registrant's Form 10-K for the fiscal year ended December 31, 1999).

          27   Financial Data Schedule (filed electronically only)

     (b) Reports on Form 8-K - Reports on Form 8-K filed since April 1, 2000, are described below:

          Filing Date              Contents

          May 26, 2000             Announcement on the planned merger with
                                   Santa Fe Snyder
          June 5, 2000             Announcement of sale of the SACROC unit
          June 21, 2000            Preliminary unaudited pro forma financial
                                   data concerning the Santa Fe Snyder merger
          June 22, 2000            Announcement of the private placement of
                                   zero-coupon convertible debentures
          July 12, 2000            Amendment to the Santa Fe Snyder merger
                                   agreement; indenture and registration rights
                                   agreement regarding the zero-coupon con-
                                   vertible debentures; and certain consents
          July 27, 2000            Press release concerning the second quarter
                                   2000 earnings announcement (a Form 8-K/A was
                                   filed August 1, 2000, revising certain data
                                   in the July 27, 2000, Form 8-K)

                           SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEVON ENERGY CORPORATION




Date:  August 11, 2000             /s/Danny J. Heatly
                                  Danny J. Heatly
                                  Vice President - Accounting

                        INDEX TO EXHIBITS
 Exhibit                                                         Page

  2.1  Amendment No. One to Agreement and Plan of Merger by and
       among Registrant, Devon Merger Co. and Santa Fe Snyder
       Corporation dated as of May 25, 2000                        *

  2.2  Agreement and Plan of Merger, dated as of May 25, 2000, by and among Registrant, Devon Merger Co. and Santa Fe Snyder
       Corporation                                                 *

  2.3 Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma) (formerly Devon Energy Corporation, an Oklahoma corporation), Devon Oklahoma Corporation and PennzEnergy Company dated as of
       May 19, 1999                                                *

  2.4  Amended and Restated Combination Agreement between the
       Registrant and Northstar Energy Corporation dated as of
       June 29, 1998                                               *

  3.1  Registrant's Restated Certificate of Incorporation          *

  3.2  Registrant's Amended and Restated Bylaws                    *

  4.1  Form of Common Stock Certificate                            *

  4.2  Registration Rights Agreement dated as of June 22,
       2000 by and among Registrant and Morgan Stanley &
       Co. Incorporated and Salomon Smith Barney Inc.              *

  4.3  Amendment to Rights Agreement dated as of May 25,
       2000 between Registrant and Fleet National Bank
       (f/k/a BankBoston, N.A.)                                    *

  4.4  Rights Agreement dated as of August 17, 1999
       between Registrant and BankBoston, N.A.                     *

  4.5  Certificate of Designations of Series A Junior
       Participating Preferred Stock of Registrant.                *

  4.6  Certificate of Designations of the 6.49%
       Cumulative Preferred Stock, Series A of Registrant          *

  4.7  Description of Capital Stock of Registrant                  *

  4.8  Indenture dated as of June 27, 2000 between
       Registrant and The Bank of New York, setting forth
       the terms of the Zero Coupon Convertible Senior
       Debentures due 2020                                         *

  4.9  Indenture dated as of December 15, 1992 between
       Registrant (as successor by merger to PennzEnergy,
       successor by merger to Pennzoil Company) and Texas
       Commerce Bank National Association, Trustee                 *

  4.10 Third Supplemental Indenture dated as of August 3,
       1998 to Indenture dated as of December 15, 1992
       among Registrant (as successor by merger to
       PennzEnergy) and Chase Bank of Texas, National
       Association, setting forth the terms of the 4.90%
       Exchangeable Senior Debentures due August 15, 2008          *

  4.11 Fourth Supplemental Indenture dated as of August
       3, 1998 to Indenture dated as of December 15, 1992
       among Registrant (as successor by merger to
       PennzEnergy) and Chase Bank of Texas, National
       Association, setting forth the terms of the 4.95%
       Exchangeable Senior Debentures due August 15, 2008          *

  4.12 Fifth Supplemental Indenture dated as of August
       17, 1999 to Indenture dated as of December 15,
       1992 among Registrant (as successor by merger to
       PennzEnergy) and Chase Bank of Texas, National
       Association                                                 *

  4.13 Indenture dated as of February 15, 1986 among
       Registrant (as successor by merger to PennzEnergy)
       and Chase Bank of Texas, National Association               *

  4.14 First Supplemental Indenture dated as of August
       17, 1999 to Indenture dated as of February 15,
       1986 among Registrant (as successor by merger to
       PennzEnergy) and Chase Bank of Texas, National
       Association                                                 *

  4.15 Amending Support Agreement dated as of August 17,
       1999 between Registrant and Northstar Energy
       Corporation                                                 *

  4.16 Support Agreement, dated December 10, 1998,
       between the Registrant and Northstar Energy
       Corporation                                                 *

  4.17 Exchangeable Share Provisions                               *

  4.18 Amended Exchangeable Share Provisions dated as of
       August 17, 1999 .                                           *

  27   Financial Data Schedule (filed electronically only)
_________________________________
*  Incorporated by reference.