Form 10-Q
period 2000-09-30
DEVON ENERGY CORP/DE
filed 2000-11-14
CIK 1090012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
------              OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                 Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed from last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

         The number of shares outstanding of Registrant's common stock, par value $.10, as of November 1, 2000, was 128,341,000.

                               1 of 45 total pages
                       (Exhibit Index is found at page 36)

                            DEVON ENERGY CORPORATION

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission

                                                                                                     Page No.
                                                                                                     --------
         Part I.   Financial Information
              Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets, September 30, 2000 (Unaudited)                           4
                   and December 31, 1999

                   Consolidated Statements of Operations (Unaudited)                                     5
                   for the Three Months and Nine Months Ended September 30,
                   2000 and 1999

                   Consolidated Statements of Comprehensive Operations                                   6
                   (Unaudited) for the Three Months and Nine Months Ended
                   September 30, 2000 and 1999

                   Consolidated Statements of Cash Flows (Unaudited)                                     7
                   for the Nine Months Ended September 30, 2000 and 1999

                   Notes to Consolidated Financial Statements                                            8

              Item 2.   Management's Discussion and Analysis of Financial                               17
                        Condition and Results of Operations

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      32

         Part II.  Other Information
              Item 4.   Submission of Matters to a Vote of Security Holders                             33

              Item 6.   Exhibits and Reports on Form 8-K                                                34


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

                            DEVON ENERGY CORPORATION















                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999















                  (FORMING A PART OF FORM 10-Q QUARTERLY REPORT
                   TO THE SECURITIES AND EXCHANGE COMMISSION)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                  2000                1999
                                                                             --------------      --------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                $      178,647             173,167
    Accounts receivable                                                             467,393             316,005
    Inventories                                                                      54,966              38,941
    Investments and other current assets                                             78,594              57,295
    Deferred income taxes                                                             4,886               4,886
                                                                             --------------      --------------
        Total current assets                                                        784,486             590,294
                                                                             --------------      --------------
Property and equipment, at cost, based on the full
  cost method of accounting for oil and gas properties                            9,367,282           8,592,010
    Less accumulated depreciation, depletion
        and amortization                                                          4,611,753           4,168,590
                                                                             --------------      --------------
                                                                                  4,755,529           4,423,420
Investment in Chevron Corporation common stock, at fair value                       604,630             614,382
Goodwill, net of amortization                                                       299,661             322,800
Other assets                                                                        126,210             145,464
                                                                             --------------      --------------
        Total assets                                                         $    6,570,516           6,096,360
                                                                             ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade                                                                       277,159             266,825
        Revenues and royalties due to others                                         93,506              67,330
    Income taxes payable                                                             83,204              12,587
    Accrued interest payable                                                         31,350              28,370
    Merger related expenses payable                                                  65,720              35,704
    Accrued expenses                                                                 60,449              56,528
                                                                             --------------      --------------
        Total current liabilities                                                   611,388             467,344
                                                                             --------------      --------------
Other liabilities                                                                   180,411             262,310
Debentures exchangeable into shares of Chevron
  Corporation common stock                                                          760,313             760,313
Other long-term debt                                                              1,441,824           1,656,208
Deferred revenue                                                                    129,744             104,800
Deferred income taxes                                                               483,155             324,065
Stockholders' equity:
    Preferred stock of $1.00 par value ($100 liquidation value)
        Authorized 4,500,000 shares; issued 1,500,000 in 2000 and 1999                1,500               1,500
    Common stock of $.10 par value
        Authorized 400,000,000 shares; outstanding 128,261,000 in
          2000 and 126,323,000 in 1999                                               12,826              12,632
    Additional paid-in capital                                                    3,544,564           3,491,828
    Accumulated deficit                                                            (510,400)           (908,598)
    Accumulated other comprehensive loss                                            (84,809)            (65,242)
    Treasury stock, at cost; 330,000 shares in 1999                                      --             (10,800)
                                                                             --------------      --------------
        Total stockholders' equity                                                2,963,681           2,521,320
                                                                             --------------      --------------
        Total liabilities and stockholders' equity                           $    6,570,516           6,096,360
                                                                             ==============      ==============

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                -----------------------    -----------------------
                                                                   2000         1999          2000         1999
                                                                ----------   ----------    ----------   ----------
                                                                                    (UNAUDITED)
REVENUES
    Oil sales                                                   $  265,183      166,678       805,776      334,162
    Gas sales                                                      384,542      185,719       936,628      371,957
    Natural gas liquids sales                                       35,455       18,744       106,358       32,308
    Other                                                           29,666        5,410        54,438       10,902
                                                                ----------   ----------    ----------   ----------
            Total revenues                                         714,846      376,551     1,903,200      749,329
                                                                ----------   ----------    ----------   ----------

COSTS AND EXPENSES
    Lease operating expenses                                       114,035       82,846       337,922      198,666
    Production taxes                                                26,252       13,151        66,242       25,366
    Depreciation, depletion and amortization of property
        and equipment                                              170,151      135,977       507,654      255,798
    Amortization of goodwill                                        10,364           --        31,057           --
    Expenses related to merger                                      57,233           --        57,233       16,800
    General and administrative expenses                             25,304       26,038        74,177       52,813
    Interest expense                                                40,445       34,359       121,396       64,938
    Deferred effect of changes in foreign currency exchange
        rate on subsidiary's long-term debt                             --         (330)        2,408       (9,076)
    Distributions on preferred securities of subsidiary trust           --        2,429            --        7,288
    Reduction of carrying value of oil and gas properties               --           --            --      463,800
                                                                ----------   ----------    ----------   ----------
            Total costs and expenses                               443,784      294,470     1,198,089    1,076,393
                                                                ----------   ----------    ----------   ----------
Earnings (loss) before income tax expense (benefit) and
    extraordinary item                                             271,062       82,081       705,111     (327,064)

INCOME TAX EXPENSE (BENEFIT)
    Current                                                         50,403        1,073       122,908        5,475
    Deferred                                                        55,747       30,156       158,770     (107,680)
                                                                ----------   ----------    ----------   ----------
        Total income tax expense (benefit)                         106,150       31,229       281,678     (102,205)
                                                                ----------   ----------    ----------   ----------
Income (loss) before extraordinary item                            164,912       50,852       423,433     (224,859)
Extraordinary item                                                      --           --            --       (4,200)
                                                                ----------   ----------    ----------   ----------
Net earnings (loss)                                                164,912       50,852       423,433     (229,059)
Preferred stock dividends                                            2,433        1,217         7,301        1,217
                                                                ----------   ----------    ----------   ----------
Net earnings (loss) applicable to common stockholders           $  162,479       49,635       416,132     (230,276)
                                                                ==========   ==========    ==========   ==========

Net earnings (loss) before extraordinary item per average
common share outstanding:
    Basic                                                       $     1.27         0.50          3.27        (2.70)
                                                                ==========   ==========    ==========   ==========
    Diluted                                                     $     1.22         0.48          3.20        (2.70)
                                                                ==========   ==========    ==========   ==========
Net earnings (loss) after extraordinary item per average
common share outstanding:
    Basic                                                       $     1.27         0.50          3.27        (2.75)
                                                                ==========   ==========    ==========   ==========
    Diluted                                                     $     1.22         0.48          3.20        (2.75)
                                                                ==========   ==========    ==========   ==========
Weighted average common shares outstanding:
    Basic                                                          127,857       99,178       127,065       83,592
                                                                ==========   ==========    ==========   ==========
    Diluted                                                        134,394      105,596       130,628       89,427
                                                                ==========   ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                     ----------------------    ----------------------
                                                                        2000        1999          2000        1999
                                                                     ---------    ---------    ---------    ---------
                                                                                        (UNAUDITED)
Net earnings (loss)                                                  $ 164,912       50,852      423,433     (229,059)

Other comprehensive earnings (loss):
    Foreign currency translation adjustments                            (6,462)         483      (12,237)       4,815
    Unrealized losses on marketable securities, net of tax benefit      (1,288)     (25,362)      (7,330)     (28,962)
                                                                     ---------    ---------    ---------    ---------

Comprehensive earnings (loss)                                        $ 157,162       25,973      403,866     (253,206)
                                                                     =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                  2000             1999
                                                                             --------------    -------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                        $   423,433       (229,059)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
           Depreciation, depletion and amortization of property and equipment       507,654        255,798
           Amortization of goodwill                                                  31,057             --
           Accretion of interest on zero-coupon convertible senior debentures         3,531             --
           Accretion of debt discounts                                               (2,891)            --
           Deferred effect of changes in foreign currency exchange
              rate on subsidiary's long-term debt                                     2,408         (9,076)
           Gain on sale of assets                                                    (5,854)           (87)
           Deferred income tax expense (benefit)                                    158,770       (107,680)
           Reduction of carrying value of oil and gas properties                         --        463,800
           Other                                                                        (28)         1,868
           Changes in assets and liabilities:
              Increase in:
                 Accounts receivable                                               (153,432)       (52,499)
                 Inventories                                                        (16,025)        (3,022)
                 Investments and other current assets                               (22,751)        (8,805)
                 Other assets                                                        (3,029)       (20,106)
              Increase (decrease) in:
                 Accounts payable                                                    95,842        (17,998)
                 Income taxes payable                                                78,095           (100)
                 Accrued expenses                                                    37,198         36,126
                 Deferred revenue                                                    23,545        109,400
                 Long-term other liabilities                                        (24,133)        (3,369)
                                                                                -----------    -----------
                 Net cash provided by operating activities                        1,133,390        415,191
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                    56,640         64,524
     Payments made for acquisitions of businesses, net of cash acquired                  --        (18,088)
     Capital expenditures                                                          (947,974)      (690,731)
     Decrease in other assets                                                            --            637
                                                                                -----------    -----------
                 Net cash used in investing activities                             (891,334)      (643,658)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings on revolving lines of credit                        1,912,499      1,145,291
     Principal payments on revolving lines of credit                             (2,248,568)    (1,058,096)
     Principal payments on other long-term debt                                    (225,000)      (100,000)
     Proceeds from issuance of other long-term debt, net of issuance costs          346,050        123,400
     Issuance of common stock, net of issuance costs                                 37,500        499,647
     Treasury stock purchased                                                       (10,699)          (600)
     Treasury stock issued                                                           24,937          5,900
     Dividends paid on common stock                                                 (15,080)        (8,388)
     Dividends paid on preferred stock                                               (7,301)        (1,217)
     (Decrease) increase in long-term other liabilities                             (49,802)         2,072
                                                                                -----------    -----------
                 Net cash (used in) provided by financing activities               (235,464)       608,009
                                                                                -----------    -----------
Effect of exchange rate changes on cash                                              (1,112)           162
                                                                                -----------    -----------
Net increase in cash and cash equivalents                                             5,480        379,704
Cash and cash equivalents at beginning of period                                    173,167         31,254
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $   178,647        410,958
                                                                                ===========    ===========


See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         On August 29, 2000, Devon Energy Corporation ("Devon") and Santa Fe Snyder Corporation ("Santa Fe Snyder") completed a merger of the two companies (the "Santa Fe Snyder merger"). At that date, Santa Fe Snyder became a wholly-owned subsidiary of Devon. Pursuant to the Santa Fe Snyder merger, Santa Fe Snyder's common shareholders received approximately 40.6 million Devon common shares based on an exchange ratio of 0.22 Devon common shares for each Santa Fe Snyder common share outstanding.

         The Santa Fe Snyder merger was accounted for under the pooling-of-interests method of accounting for business combinations. All operational and financial information contained herein includes the combined amounts of Devon and Santa Fe Snyder for all periods presented. The separate results of operations of Devon and Santa Fe Snyder for the six-month period ended June 30, 2000 are as follows:

                                                     SIX MONTHS
                                                        ENDED
                                                    JUNE 30, 2000
                                                   --------------
                                                   (IN THOUSANDS)
         Revenues:
               Devon                                $  748,554
               Santa Fe Snyder                         439,800
                                                    ----------
               Combined                             $1,188,354
                                                    ==========

         Net earnings:
               Devon                                   151,821
               Santa Fe Snyder                         106,700
                                                    ----------
               Combined                             $  258,521
                                                    ==========

           Merger costs related to the Devon and Santa Fe Snyder merger consisted primarily of severance and other benefit costs, investment banking fees, other professional expenses, costs associated with duplicate facilities and various transaction related costs. Costs of $35.9 million have not been paid as of September 30, 2000, and have been reflected as merger related expenses payable.

           The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, as restated for the pooling accounting method of the Santa Fe Snyder merger, included in Devon's Form 8-K filed on November 13, 2000.

           In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 2000, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999.

2.       CREDIT FACILITIES

         On August 29, 2000, Devon increased its borrowing availability under its unsecured long-term credit facilities (the "Credit Facilities") from $750 million to $1 billion. The Credit Facilities include a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility").

         Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $0.9 million that is payable quarterly.

         The $725 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $525 million. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until August 28, 2001 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. Debt borrowed under the Tranche B facility matures two years and one day following the end of the Tranche B Revolving Period. On September 30, 2000, there were no borrowings outstanding under the $725 million U.S. Facility.

         Devon may borrow funds under the $275 million Canadian Facility until August 28, 2001 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 45 and 90 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semi annual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On September 30, 2000, there was $142.7 million borrowed under the $275 million Canadian facility.

         Under the terms of the Credit Facilities, Devon has the right to reallocate up to $100 million of the unused Tranche B facility maximum credit amount to the Canadian Facility. Conversely, Devon also has the right to reallocate up to $100 million of unused Canadian Facility maximum credit amount to the Tranche B Facility.

         The agreements governing the Credit Facilities contain certain covenants and restrictions, including a maximum allowed debt-to-capitalization ratio as defined in the agreements.

3.       LONG-TERM DEBT

         On August 29, 2000, Devon entered into a commercial paper program with Goldman, Sachs & Co. and Chase Securities Inc. as the dealers. Devon may borrow up to $725 million under the commercial paper program. Total borrowings under the U.S. Facility and the commercial paper program may not exceed $725 million. The commercial paper borrowings may have terms of up to 365 days and will bear interest at rates agreed to at the time of the borrowing. The interest rate will be based on a standard index such as the Federal Funds Rate, London Interbank Offered Rate (LIBOR), or the money market rate as found on the commercial paper market. As of September 30, 2000, Devon had $159.6 million of borrowings under its commercial paper program at an average rate of 6.85%. Because Devon had the intent and ability to refinance the balance due with borrowings under its U.S. Facility, the $159.6 million outstanding under the commercial paper program was classified as long-term debt on the September 30, 2000 consolidated balance sheet.

         In June 2000, Devon privately sold zero-coupon convertible senior debentures ("Convertible Debentures"). The Convertible Debentures were sold at a price of $464.13 per debenture with a yield to maturity of 3.875% per annum. Each debenture is convertible into 5.7593 shares of Devon common stock. Devon may call the bonds at any time after five years, and a debenture holder has the right to require Devon to repurchase the bonds after five, 10 and 15 years, at the issue price plus accrued original issue discount and interest. The proceeds to Devon were approximately $346.1 million, net of debt issuance costs of approximately $6.6 million. Devon used the proceeds from the sale of these Convertible Debentures to pay down other domestic long-term debt.

         In March 2000, Devon entered into a new unsecured, fixed-rate money market note with The Chase Manhattan Bank. This note was short-term and permitted multiple borrowings. Devon had the ability to borrow up to a $200 million limit. This note was terminated with the commencement of the commercial paper program in September 2000.

4.       EARNINGS PER SHARE

         The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 and the three-month period ended September 30, 1999. The diluted loss per share calculations for the nine-month period ended September 30, 1999 produced results that were anti-dilutive. These calculations decreased the net loss by $4.5 million in the nine-month period ended September 30, 1999, and increased the common shares outstanding by 5.8 million shares in the period.

         Options to purchase approximately 1.1 million shares of Devon's common stock with exercise prices ranging from $56.19 per share to $89.66 per share (with a weighted average price of $66.14 per share) were outstanding at September 30, 2000, but were not included in the computation of diluted earnings per share for the third quarter of 2000 because the options' exercise price exceeded the average market price of Devon's common stock during the third quarter. Similarly, options to purchase approximately 1.2 million shares of Devon's common stock with exercise prices ranging from $52.89 per share to $89.66 per share (with a weighted average price of $66.09 per share) were excluded from the diluted earnings per share calculation for the first nine months of 2000. The excluded options for both the 2000 periods expire between December 5, 2000 and June 1, 2010.

         Options to purchase approximately 2.2 million shares of Devon's common stock with exercise prices ranging from $37.25 per share to $92.78 per share (with a weighted average price of $57.02 per share) were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share for the third quarter of 1999 because the options' exercise price exceeded the average market price of Devon's common stock during the third quarter.

                                                                       NET EARNINGS                               NET
                                                                       APPLICABLE             COMMON            EARNINGS
                                                                        TO COMMON             SHARES              PER
                                                                       STOCKHOLDERS         OUTSTANDING          SHARE
                                                                       ------------         -----------         --------
                                                                               (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2000:
   Basic earnings per share                                                $162,479            127,857          $1.27
                                                                                                                =====

   Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $1,355,000)                       2,119              4,377

   Potential common shares issuable upon the exercise
   of outstanding stock options                                                  --              2,160
                                                                           --------           --------

Diluted earnings per share                                                 $164,598            134,394          $1.22
                                                                           ========           ========          =====

THREE MONTHS ENDED SEPTEMBER 30, 1999:
   Basic earnings per share                                                $ 49,635             99,178          $0.50
                                                                                                                =====

   Dilutive effect of:
   Potential common shares issuable upon conversion of Trust Convertible
   Preferred securities (the increase in net earnings is net of income
   tax expense of $963,000)                                                   1,506              4,902

   Potential common shares issuable upon the exercise
   of outstanding stock options                                                  --              1,516
                                                                           --------           --------

Diluted earnings per share                                                 $ 51,141            105,596          $0.48
                                                                           ========           ========          =====

                                                                    NET EARNINGS                      NET
                                                                     APPLICABLE       COMMON        EARNINGS
                                                                     TO COMMON        SHARES          PER
                                                                    STOCKHOLDERS    OUTSTANDING      SHARE
                                                                    ------------    -----------     --------
                                                                           (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2000:
   Basic earnings per share                                          $416,132         127,065        $3.27
                                                                                                     =====

   Dilutive effect of:
   Potential common shares issuable upon the conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $1,399,000)                 2,189           1,534

   Potential common shares issuable upon the
   exercise of outstanding stock options                                   --           2,029
                                                                     --------        --------

Diluted earnings per share                                           $418,321         130,628        $3.20
                                                                     ========        ========        =====

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

                                                                                       INTER-
                                                               U.S.        CANADA     NATIONAL        TOTAL
                                                               ----        ------     --------        -----
                                                                              (IN THOUSANDS)
AS OF SEPTEMBER 30, 2000:
Current assets                                             $  516,714       70,777      196,995       784,486
Property and equipment, net of accumulated depreciation,
  depletion and amortization                                3,609,470      503,041      643,018     4,755,529
Investment in Chevron Corporation common stock                604,630           --           --       604,630
Goodwill, net of amortization                                 268,036           --       31,625       299,661
Other assets                                                  118,351           80        7,779       126,210
                                                           ----------   ----------   ----------    ----------
          Total assets                                     $5,117,201      573,898      879,417     6,570,516
                                                           ==========   ==========   ==========    ==========
Current liabilities                                           487,185       46,621       77,582       611,388
Debentures exchangeable into shares of Chevron
  Corporation common stock                                    760,313           --           --       760,313
Other long-term debt                                        1,299,150      142,674           --     1,441,824
Deferred revenue                                              128,447        1,297           --       129,744
Deferred tax liabilities                                      426,804       45,507       10,844       483,155
Other liabilities                                             161,045          719       18,647       180,411
Stockholders' equity                                        1,854,257      337,080      772,344     2,963,681
                                                           ----------   ----------   ----------    ----------
          Total liabilities and stockholders' equity       $5,117,201      573,898      879,417     6,570,516
                                                           ==========   ==========   ==========    ==========

THREE MONTHS ENDED SEPTEMBER 30, 2000:
REVENUES
   Oil sales                                               $  171,890       30,853       62,440       265,183
   Gas sales                                                  344,974       36,419        3,149       384,542
   Natural gas liquids sales                                   30,985        4,354          116        35,455
   Other                                                       28,304        1,181          181        29,666
                                                           ----------   ----------   ----------    ----------
          Total revenues                                      576,153       72,807       65,886       714,846
                                                           ----------   ----------   ----------    ----------
COSTS AND EXPENSES
   Lease operating expenses                                    86,022       13,315       14,698       114,035
   Production taxes                                            25,835          295          122        26,252
   Depreciation, depletion and amortization of property
     and equipment                                            143,587       15,633       10,931       170,151
   Amortization of goodwill                                    10,358           --            6        10,364
   Expenses related to merger                                  57,233           --           --        57,233
   General and administrative expenses                         23,063        2,263          (22)       25,304
   Interest expense                                            37,463        2,902           80        40,445
                                                           ----------   ----------   ----------    ----------

          Total costs and expenses                            383,561       34,408       25,815       443,784
                                                           ----------   ----------   ----------    ----------
Earnings before income tax expense                            192,592       38,399       40,071       271,062
INCOME TAX EXPENSE
   Current                                                     46,168          595        3,640        50,403
   Deferred                                                    24,124       17,579       14,044        55,747
                                                           ----------   ----------   ----------    ----------
          Total income tax expense                             70,292       18,174       17,684       106,150
                                                           ----------   ----------   ----------    ----------
Net earnings                                                  122,300       20,225       22,387       164,912
Preferred stock dividends                                       2,433           --           --         2,433
                                                           ----------   ----------   ----------    ----------
Net earnings applicable to common stockholders             $  119,867       20,225       22,387       162,479
                                                           ==========   ==========   ==========    ==========
Capital expenditures                                       $  173,542       29,449       25,956       228,947
                                                           ==========   ==========   ==========    ==========

                                                                                           INTER-
                                                                 U.S.         CANADA      NATIONAL      TOTAL
                                                               ---------    ---------    ---------   ---------
                                                                                (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 1999:
REVENUES
   Oil sales                                                   $  99,890       23,276       43,512     166,678
   Gas sales                                                     155,306       27,213        3,200     185,719
   Natural gas liquids sales                                      15,772        2,872          100      18,744
   Other                                                           4,083        1,017          310       5,410
                                                               ---------    ---------    ---------   ---------
          Total revenues                                         275,051       54,378       47,122     376,551
                                                               ---------    ---------    ---------   ---------
COSTS AND EXPENSES
   Lease operating expenses                                       54,632       12,214       16,000      82,846
   Production taxes                                               12,684          367          100      13,151
   Depreciation, depletion and amortization of property
     and equipment                                               110,741       16,982        8,254     135,977
   General and administrative expenses                            22,551        2,777          710      26,038
   Interest expense                                               27,984        6,091          284      34,359
   Deferred effect of changes in foreign currency exchange
     rate on subsidiary's long-term debt                              --         (330)          --        (330)
   Distributions on preferred securities of subsidiary trust       2,429           --           --       2,429
                                                               ---------    ---------    ---------   ---------
          Total costs and expenses                               231,021       38,101       25,348     294,470
                                                               ---------    ---------    ---------   ---------
Earnings before income tax expense (benefit)                      44,030       16,277       21,774      82,081
INCOME TAX EXPENSE (BENEFIT)
   Current                                                          (320)         493          900       1,073
   Deferred                                                       14,853        6,864        8,439      30,156
                                                               ---------    ---------    ---------   ---------
          Total income tax expense (benefit)                      14,533        7,357        9,339      31,229
                                                               ---------    ---------    ---------   ---------
Net earnings                                                      29,497        8,920       12,435      50,852
Preferred stock dividends                                          1,217           --           --       1,217
                                                               ---------    ---------    ---------   ---------
Net earnings applicable to common stockholders                 $  28,280        8,920       12,435      49,635
                                                               =========    =========    =========   =========
Capital expenditures                                           $ 354,740       33,996       19,300     408,036
                                                               =========    =========    =========   =========

                                                                                        INTER-
                                                                 U.S.      CANADA      NATIONAL       TOTAL
                                                                 ----      ------      --------       -----
                                                                             (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2000:
REVENUES
   Oil sales                                                 $  547,128       86,117      172,531      805,776
   Gas sales                                                    827,427      100,452        8,749      936,628
   Natural gas liquids sales                                     93,256       12,886          216      106,358
   Other                                                         50,220        3,503          715       54,438
                                                             ----------   ----------   ----------   ----------
          Total revenues                                      1,518,031      202,958      182,211    1,903,200
                                                             ----------   ----------   ----------   ----------
COSTS AND EXPENSES
   Lease operating expenses                                     249,322       38,540       50,060      337,922
   Production taxes                                              65,101          819          322       66,242
   Depreciation, depletion and amortization of property
     and equipment                                              428,399       47,986       31,269      507,654
   Amortization of goodwill                                      31,039           --           18       31,057
   Expenses related to merger                                    57,233           --           --       57,233
   General and administrative expenses                           65,815        7,058        1,304       74,177
   Interest expense                                             112,818        7,898          680      121,396
   Deferred effect of changes in foreign currency exchange
     rate on subsidiary's long-term debt                             --        2,408           --        2,408
                                                             ----------   ----------   ----------   ----------
          Total costs and expenses                            1,009,727      104,709       83,653    1,198,089
                                                             ----------   ----------   ----------   ----------
Earnings before income tax expense                              508,304       98,249       98,558      705,111
INCOME TAX EXPENSE
   Current                                                      110,494        1,574       10,840      122,908
   Deferred                                                      80,371       44,842       33,557      158,770
                                                             ----------   ----------   ----------   ----------
          Total income tax expense                              190,865       46,416       44,397      281,678
                                                             ----------   ----------   ----------   ----------
Net earnings                                                    317,439       51,833       54,161      423,433
Preferred stock dividends                                         7,301           --           --        7,301
                                                             ----------   ----------   ----------   ----------
Net earnings applicable to common stockholders               $  310,138       51,833       54,161      416,132
                                                             ==========   ==========   ==========   ==========
Capital expenditures                                         $  720,013      107,606      120,355      947,974
                                                             ==========   ==========   ==========   ==========

                                                                                             INTER-
                                                                  U.S.         CANADA       NATIONAL       TOTAL
                                                               ----------    ----------    ----------    ----------
                                                                                   (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 1999:
REVENUES
   Oil sales                                                   $  179,987        53,663       100,512       334,162
   Gas sales                                                      283,415        79,542         9,000       371,957
   Natural gas liquids sales                                       25,675         6,433           200        32,308
   Other                                                            6,261         3,731           910        10,902
                                                               ----------    ----------    ----------    ----------
          Total revenues                                          495,338       143,369       110,622       749,329
                                                               ----------    ----------    ----------    ----------
COSTS AND EXPENSES
   Lease operating expenses                                       116,598        37,468        44,600       198,666
   Production taxes                                                24,041         1,025           300        25,366
   Depreciation, depletion and amortization of property
     and equipment                                                182,512        49,532        23,754       255,798
   Expenses related to merger                                      16,800            --            --        16,800
   General and administrative expenses                             44,909         8,994        (1,090)       52,813
   Interest expense                                                45,672        18,382           884        64,938

   Deferred effect of changes in foreign currency exchange
     rate on subsidiary's long-term debt                               --        (9,076)           --        (9,076)
   Distributions on preferred securities of subsidiary trust        7,288            --            --         7,288
   Reduction of carrying value of oil and gas properties          463,700            --           100       463,800
                                                               ----------    ----------    ----------    ----------
          Total costs and expenses                                901,520       106,325        68,548     1,076,393
                                                               ----------    ----------    ----------    ----------
Earnings (loss) before income tax expense (benefit) and
   extraordinary item                                            (406,182)       37,044        42,074      (327,064)
INCOME TAX EXPENSE (BENEFIT)
   Current                                                            490         2,085         2,900         5,475
   Deferred                                                      (138,721)       16,302        14,739      (107,680)
                                                               ----------    ----------    ----------    ----------
          Total income tax expense (benefit)                     (138,231)       18,387        17,639      (102,205)
                                                               ----------    ----------    ----------    ----------

Income (loss) before extraordinary item                          (267,951)       18,657        24,435      (224,859)
Extraordinary item                                                 (4,200)           --            --        (4,200)
                                                               ----------    ----------    ----------    ----------

Net earnings (loss)                                            $ (272,151)       18,657        24,435      (229,059)
Preferred stock dividends                                           1,217            --            --         1,217
                                                               ----------    ----------    ----------    ----------
Net earnings (loss) applicable to common stockholders          $ (273,368)       18,657        24,435      (230,276)
                                                               ==========    ==========    ==========    ==========
Capital expenditures                                           $  529,344        92,287        69,100       690,731
                                                               ==========    ==========    ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion addresses material changes in results of operations for the three-month and nine-month periods ended September 30, 2000, compared to the three-month and nine-month periods ended September 30, 1999, and in financial condition since December 31, 1999. It is presumed that readers have read or have access to Devon's combined financial statements, footnotes and management's discussion and analysis of financial condition and results of operations for the three-year period ended December 31, 1999, as restated for the pooling accounting method of the Santa Fe Snyder merger, filed in a Form 8-K on November 13, 2000.

OVERVIEW

         On August 29, 2000, Devon merged with Santa Fe Snyder. As a result of accounting for this merger as a pooling-of-interests, the financial data for all periods presented herein represent the combined results of the two companies. The pooling-of-interests method of accounting requires historical information to be restated as if the combining companies had always been merged. The restated data varies significantly from the historical data Devon previously presented on a stand-alone basis.

           Devon's revenues and net earnings for the quarter ended September 30, 2000, were the highest of any quarter in its history. Net earnings for the third quarter of 2000 were $164.9 million, or $1.27 per share. This compares to net earnings of $50.9 million, or $0.50 per share for the third quarter of 1999. Net earnings for the first nine months of 2000 were $423.4 million, or $3.27 per share. These compare to a net loss for the first nine months of 1999 of $229.1 million, or $2.70 per share. The increase in third quarter earnings was due to sharply higher oil and natural gas production coupled with higher overall oil and natural gas prices offset in part by higher expenses. The increase in first nine months earnings was due to higher oil and natural gas production coupled with higher overall oil and natural gas prices, and a $463.8 million ($301.7 million after-tax) full cost writedown in 1999's second quarter offset in part by higher expenses in 2000. The increase in third quarter and first nine months production in 2000 resulted primarily from the May 5, 1999 and August 17, 1999, mergers of Snyder Oil Company and PennzEnergy Company, respectively, as well as the August 1999 and January 2000 purchases of certain proved domestic oil and gas properties.

         On August 29, 2000, Devon increased its borrowing availability under its unsecured long-term credit facilities from $750 million to $1 billion. Additionally, in August 2000, Devon commenced a commercial paper program. As of September 30, 2000, Devon had approximately $698 million of unused borrowing capacity under the credit facilities.

RESULTS OF OPERATIONS

         Total revenues increased $338.3 million, or 90%, in the third quarter of 2000, and $1.2 billion, or 154% in the first nine months of 2000. The quarterly and year-to-date comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's foreign operations are expressed in U.S. dollars.)


                                                                                   TOTAL
                                                       -------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ------------------                -----------------
                                                         2000       1999      CHANGE      2000      1999     CHANGE
                                                         ----       ----      ------      ----      ----     ------
PRODUCTION
         Oil (MBbls)                                    10,147      8,507      +19%      32,241     21,384      +51%
         Gas (MMcf)                                    106,114     86,709      +22%     316,084    199,973      +58%
         NGL (MBbls)                                     1,688      1,418      +19%       5,384      2,941      +83%
         Oil, Gas and NGLs (MBoe)(1)                    29,521     24,377      +21%      90,306     57,654      +57%

AVERAGE PRICES
         Oil (Per Bbl)                                  $26.13      19.59      +33%       24.99      15.63      +60%
         Gas (Per Mcf)                                    3.62       2.14      +69%        2.96       1.86      +59%
         NGL (Per Bbl)                                   21.00      13.22      +59%       19.75      10.99      +80%
         Oil, Gas and NGLs (Per Boe)(1)                  23.21      15.23      +52%       20.47      12.81      +60%

                                                                              (IN THOUSANDS)
REVENUES
         Oil                                          $265,183    166,678      +59%     805,776    334,162     +141%
         Gas                                           384,542    185,719     +107%     936,628    371,957     +152%
         NGLs                                           35,455     18,744      +89%     106,358     32,308     +229%
                                                      --------   --------             ---------    -------
         Combined                                     $685,180    371,141      +85%   1,848,762    738,427     +150%
                                                      ========   ========             =========    =======

                                                                                   DOMESTIC
                                                       -------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------                    -------------
                                                         2000       1999      CHANGE      2000       1999    CHANGE
                                                         ----       ----      ------      ----       ----    ------
PRODUCTION
         Oil (MBbls)                                     6,638      4,923      +35%      21,811     11,021      +98%
         Gas (MMcf)                                     89,404     65,429      +37%     262,231    135,885      +93%
         NGL (MBbls)                                     1,519      1,237      +23%       4,869      2,427     +101%
         Oil, Gas and NGLs (MBoe)(1)                    23,058     17,065      +35%      70,385     36,096      +95%

AVERAGE PRICES
         Oil (Per Bbl)                                  $25.89      20.29      +28%       25.09      16.33      +54%
         Gas (Per Mcf)                                    3.86       2.37      +63%        3.16       2.09      +51%
         NGL (Per Bbl)                                   20.40      12.75      +60%       19.15      10.58      +81%
         Oil, Gas and NGLs (Per Boe)(1)                  23.76      15.88      +50%       20.85      13.55      +54%

                                                                                (IN THOUSANDS)
REVENUES
         Oil                                          $171,890     99,890      +72%     547,128    179,987     +204%
         Gas                                           344,974    155,306     +122%     827,427    283,415     +192%
         NGLs                                           30,985     15,772      +96%      93,256     25,675     +263%
                                                      --------   --------             ---------    -------
         Combined                                     $547,849    270,968     +102%   1,467,811    489,077     +200%
                                                      ========   ========             =========    =======

                                                                                  CANADA
                                                       -------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------                    -------------
                                                         2000       1999      CHANGE      2000       1999    CHANGE
                                                         ----       ----      ------      ----       ----    ------
PRODUCTION
         Oil (MBbls)                                     1,234      1,360       -9%       3,598      3,901       -8%
         Gas (MMcf)                                     14,477     18,777      -23%      47,263     56,885      -17%
         NGL (MBbls)                                       162        177       -8%         504        503        0%
         Oil, Gas and NGLs (MBoe)(1)                     3,809      4,667      -18%      11,979     13,885      -14%

AVERAGE PRICES
         Oil (Per Bbl)                                  $25.00      17.11      +46%       23.93      13.76      +74%
         Gas (Per Mcf)                                    2.52       1.45      +74%        2.13       1.40      +52%
         NGL (Per Bbl)                                   26.88      16.23      +66%       25.57      12.79     +100%
         Oil, Gas and NGLs (Per Boe)(1)                  18.80      11.43      +64%       16.65      10.06      +66%

                                                                               (IN THOUSANDS)
REVENUES
         Oil                                           $30,853     23,276      +33%      86,117     53,663      +60%
         Gas                                            36,419     27,213      +34%     100,452     79,542      +26%
         NGLs                                            4,354      2,872      +52%      12,886      6,433     +100%
                                                       -------     ------               -------    -------
         Combined                                      $71,626     53,361      +34%     199,455    139,638      +43%
                                                       =======     ======               =======    =======

                                                                                 INTERNATIONAL
                                                       -------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------                    -------------
                                                         2000       1999      CHANGE      2000       1999    CHANGE
                                                         ----       ----      ------      ----       ----    ------
PRODUCTION
         Oil (MBbls)                                     2,275      2,224       +2%       6,832      6,462       +6%
         Gas (MMcf)                                      2,233      2,503      -11%       6,590      7,203       -9%
         NGL (MBbls)                                         7          4      +75%          11         11        0%
         Oil, Gas and NGLs (MBoe)(1)                     2,654      2,645        0%       7,941      7,674       +3%

AVERAGE PRICES
         Oil (Per Bbl)                                  $27.45      19.56      +40%       25.25      15.55      +62%
         Gas (Per Mcf)                                    1.41       1.28      +10%        1.33       1.25       +6%
         NGL (Per Bbl)                                   16.57      24.50      -32%       19.64      16.42      +20%
         Oil, Gas and NGLs (Per Boe)(1)                  24.76      17.70      +40%       22.86      14.30      +60%

                                                                               (IN THOUSANDS)
REVENUES
         Oil                                           $62,440     43,512      +44%     172,531    100,512      +72%
         Gas                                             3,149      3,200       -2%       8,749      9,000       -3%
         NGLs                                              116        100      +16%         216        200       +8%
                                                       -------     ------               -------    -------
         Combined                                      $65,705     46,812      +40%     181,496    109,712      +65%
                                                       =======     ======               =======    =======

----------

(1) Gas volumes are converted to Boe or MBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

         OIL REVENUES. Oil revenues increased $98.5 million, or 59%, in the third quarter of 2000. An increase in the average price of $6.54 per barrel, or 33%, increased oil revenues by $66.4 million. An increase in production of 1.6 million barrels, or 19%, caused oil revenues to increase by $32.1 million in the 2000 quarter. Of the 1.6 million barrel increase in production, the PennzEnergy merger accounted for 1.0 million barrels of oil production in the 2000 period compared to the 1999 period. The 2000 quarter included three months of production while the 1999 quarter only included production for 1 1/2 months. In addition to the production added by the PennzEnergy merger, 1.1 million barrels of oil production was added by the August 1999 and January 2000 acquisitions of certain proved domestic properties. These increases were partially offset by a
0.5 million barrel decline in third quarter 2000 production from Devon's other properties. Natural decline and the disposition of certain proved properties were the primary causes for the decline in 2000 quarterly production.

         Oil revenues increased $471.6 million, or 141%, in the first nine months of 2000. Oil revenues increased $301.9 million due to an increase in the average price of $9.36 per barrel, or 60%. An increase in production of 10.9 million barrels, or 51%, caused oil revenues to increase by $169.7 million. Of the 10.9 million barrel increase in production, the PennzEnergy merger accounted for 7.9 million barrels of oil production in the 2000 period compared to the 1999 period. The 2000 period included nine months of production while the 1999 period only included production for 1 1/2 months. In addition to the production added by the PennzEnergy merger, 3.4 million barrels of oil production were added by the August 1999 and January 2000 acquisitions of certain proved domestic properties and 0.2 million barrels of oil production were added by the Snyder merger. These increases were partially offset by a 0.6 million barrel decline in the first nine months' 2000 production from Devon's other properties. Natural decline and the disposition of certain proved properties were the primary causes for the decline in 2000 quarterly production.

         GAS REVENUES. Gas revenues increased $198.8 million, or 107%, in the third quarter of 2000. An increase in the average price of $1.48 per Mcf, or 69%, increased gas revenues by $157.2 million. An increase in production of 19.4 Bcf, or 22%, caused gas revenues to increase by $41.6 million in the 2000 quarter. Of the 19.4 Bcf increase in production, the PennzEnergy merger accounted for 18.5 Bcf of gas production in the 2000 period compared to the 1999 period. The 2000 quarter included three months of production while the 1999 quarter only included production for 1 1/2 months. In addition to the production added by the PennzEnergy merger, 1.4 Bcf of gas production was added by the August 1999 and January 2000 acquisitions of certain proved domestic properties. Gas production at Devon's other domestic properties increased 4.1 Bcf due primarily to additional development and acquisitions of other domestic properties, net of natural decline and the disposition of certain proved properties.

         Canadian gas production decreased 4.3 Bcf, or 23%, in 2000's third quarter. Natural decline, increased royalty rates and dispositions of certain proved properties, partially offset by new production from new drilling and acquisitions of certain proved properties, were the primary reasons for the production decline. In Canada, the royalty rate goes up and down with gas prices and represents the government's share of gross production.

         Gas revenues increased $564.7 million, or 152%, in the first nine months of 2000. An increase in the average price of $1.10 per Mcf, or 59%, increased gas revenues by $348.7 million. An increase in production of 116.1 Bcf, or 58%, caused gas revenues to increase by $216.0 million in the 2000 quarter. Of the 116.1 Bcf increase in production, the PennzEnergy merger accounted for 88.9 Bcf of gas production in the 2000 period compared to the 1999 period. The 2000 period included nine months of production while the 1999 period only included production for 1 1/2 months. In addition to the production added by the PennzEnergy merger, 4.1 Bcf of gas production was added by the August 1999 and January 2000 acquisitions of certain proved domestic properties and
10.4 Bcf of gas production was added by the Snyder merger. Devon's other domestic properties added 22.9 Bcf of gas production due primarily to additional development and acquisitions of other domestic properties, net of natural declines and the disposition of certain proved properties.

         Canadian gas production decreased 9.6 Bcf, or 17%, in the first nine months of 2000. Natural decline, increased royalty rates and dispositions of certain proved properties, partially offset by new production from new drilling and acquisitions of certain proved properties, were the primary reasons for the production decline.

         NGL REVENUES. NGL revenues increased $16.7 million, or 89%, in the third quarter of 2000. An increase in the average price of $7.78 per barrel, or 59%, caused NGL revenues to increase $13.1 million in the 2000 quarter. An increase in production of 270,000 barrels, or 19%, caused NGL revenues to increase by $3.6 million in the 2000 quarter. Of the 270,000 barrel increase in production, the PennzEnergy merger accounted for 415,000 barrels of NGL production in the 2000 period compared to the 1999 period. The 2000 quarter included three months of production while the 1999 quarter only included production for 1 1/2 months. This increase was partially offset by a 145,000 barrel decline in third quarter 2000 production from Devon's other properties. Natural decline was the primary cause for the decline in these properties' 2000 quarterly production.

         NGLs revenues increased $74.0 million, or 229%, in the first nine months of 2000. An increase in the average price of $8.76 per barrel, or 80%, caused NGLs revenues to increase $47.2 million in the first nine months of 2000. An increase in production of 2.4 million barrels, or 83%, caused NGLs revenues to increase by $26.8 million in the year-to-date period. Of the 2.4 million barrel increase in production, the PennzEnergy merger accounted for 2.7 million barrels of NGL production in the 2000 period compared to the 1999 period. The 2000 period included nine months of production while the 1999 period only included production for 1 1/2 months. This increase was partially offset by a
0.3 million barrel decline in 2000 production from Devon's other properties. Natural decline was the primary cause for the decline in these properties' 2000 production.

         OTHER REVENUES. Other revenues increased $24.3 million, or 448%, in the third quarter of 2000 compared to the same period in 1999. Increases in third party gas processing income and interest income as well as a non-recurring gain on the sale of investments were the primary reasons for the substantial increase in other revenues. Additionally, the 2000 period included $4.6 million of dividend income from the 7.1 million shares of Chevron Corporation common stock acquired in the PennzEnergy merger. The 1999 period included $2.1 million of dividend income on these same shares.

         Other revenues increased $43.5 million, or 399% in the first nine months of 2000 compared to the first nine months of 1999. Increases in third party gas processing income and interest income as well as a non-recurring gain on the sale of investments were the primary reasons for the substantial increase in other revenues. Additionally, the 2000 period included $13.8 million of dividend income from the 7.1 million shares of Chevron Corporation common stock acquired in the PennzEnergy merger. The 1999 period included $2.1 million of dividend income on these same shares.

         PRODUCTION AND OPERATING EXPENSES. The components of production and operating expenses are set forth in the following tables.

                                                                                     TOTAL
                                                       -------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------                    -------------
                                                         2000       1999      CHANGE      2000       1999    CHANGE
                                                         ----       ----      ------      ----       ----    ------
ABSOLUTE (Thousands)
     Recurring operations and maintenance expenses    $107,568     81,065      +33%     325,483    193,673      +68%
     Well workover expenses                              6,467      1,781     +263%      12,439      4,993     +149%
     Production taxes                                   26,252     13,151     +100%      66,242     25,366     +161%
                                                      --------     ------               -------    -------
         Total production and operating expenses      $140,287     95,997      +46%     404,164    224,032      +80%
                                                      ========     ======               =======    =======

PER BOE
     Recurring operations and maintenance expenses        3.64       3.33      +10%        3.60       3.36       +7%
     Well workover expenses                               0.22       0.07     +214%        0.14       0.09      +59%
     Production taxes                                     0.89       0.54      +65%        0.73       0.44      +67%
                                                      --------     ------               -------    -------
         Total production and operating expenses      $   4.75       3.94      +21%        4.47       3.89      +15%
                                                      ========     ======               =======    =======

                                                                                   DOMESTIC
                                                       -------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------                    -------------
                                                         2000       1999      CHANGE      2000       1999    CHANGE
                                                         ----       ----      ------      ----       ----    ------
ABSOLUTE (Thousands)
     Recurring operations and maintenance expenses    $ 80,031     53,217      +50%     237,676    112,915     +110%
     Well workover expenses                              5,991      1,415     +323%      11,646      3,683     +216%
     Production taxes                                   25,835     12,684     +104%      65,101     24,041     +171%
                                                      --------     ------              --------   --------
         Total production and operating expenses      $111,857     67,316      +66%     314,423    140,639     +124%
                                                      ========     ======              ========   ========

PER BOE
     Recurring operations and maintenance expenses        3.47       3.12      +11%        3.38       3.13       +8%
     Well workover expenses                               0.26       0.08     +213%        0.17       0.10      +62%
     Production taxes                                     1.12       0.74      +51%        0.92       0.67      +39%
                                                      --------     ------              --------   --------
         Total production and operating expenses      $   4.85       3.94      +23%        4.47       3.90      +15%
                                                      ========     ======              ========   ========

                                                                                     CANADA
                                                       -------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------                    -------------
                                                         2000       1999      CHANGE      2000       1999    CHANGE
                                                         ----       ----      ------      ----       ----    ------
ABSOLUTE (Thousands)
     Recurring operations and maintenance expenses     $13,129     12,048       +9%      38,103     36,558       +4%
     Well workover expenses                                186        166      +12%         437        910      -52%
     Production taxes                                      295        367      -20%         819      1,025      -20%
                                                       -------     ------                ------     ------
         Total production and operating expenses       $13,610     12,581       +8%      39,359     38,493       +2%
                                                       =======     ======                ======     ======

PER BOE
     Recurring operations and maintenance expenses        3.45       2.58      +34%        3.18       2.63      +21%
     Well workover expenses                               0.05       0.04      +25%        0.04       0.07      -43%
     Production taxes                                     0.08       0.08        0%        0.07       0.07        0%
                                                       -------     ------                ------     ------
         Total production and operating expenses       $  3.58       2.70      +33%        3.29       2.77      +19%
                                                       =======     ======                ======     ======

                                                                                  INTERNATIONAL
                                                       -------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------                    -------------
                                                         2000       1999      CHANGE      2000       1999    CHANGE
                                                         ----       ----      ------      ----       ----    ------
ABSOLUTE (Thousands)
    Recurring operations and maintenance expenses      $14,408     15,800       -9%      49,704     44,200      +12%
     Well workover expenses                                290        200      +45%         356        400      -11%
     Production taxes                                      122        100      +22%         322        300       +7%
                                                       -------     ------                ------     ------
         Total production and operating expenses       $14,820     16,100       -8%      50,382     44,900      +12%
                                                       =======     ======                ======     ======

PER BOE
     Recurring operations and maintenance expenses        5.43       5.97       -9%        6.26       5.76       +9%
     Well workover expenses                               0.11       0.08      +38%        0.04       0.05      -20%
     Production taxes                                     0.05       0.04      +22%        0.04       0.04       +4%
                                                       -------     ------                ------     ------
         Total production and operating expenses       $  5.59       6.09       -8%        6.34       5.85       +8%
                                                       =======     ======                ======     ======

         Recurring operations and maintenance expenses increased $26.5 million, or 33%, in the third quarter of 2000. Domestic expenses increased $26.8 million in the 2000 quarter. Of the $26.8 million increase in domestic expenses, the PennzEnergy merger accounted for $22.2 million of expenses in the 2000 period compared to the 1999 period. The 2000 quarter included three months of expenses while the 1999 quarter only included expenses for 1 1/2 months. In addition to the costs added by the PennzEnergy merger, $2.0 million of costs was added by the August 1999 and January 2000 acquisitions of certain proved domestic properties. Other than the added costs from these acquisitions, Devon's domestic properties' recurring costs increased $2.6 million in the third quarter of 2000 primarily related to increased ad valorem taxes in the 2000 period. Since ad valorem taxes are generally assessed on current estimated value and due to the improved oil and gas pricing, ad valorem tax has been increased to reflect the additional value.

         Recurring operations and maintenance expenses in Canada increased $1.1 million in the third quarter of 2000 primarily related to higher energy costs. International recurring operations and maintenance expenses decreased $1.4 million primarily due to rental proceeds received on some of its non-producing properties.

         Production taxes increased $13.1 million, or 100%, in the 2000 quarter. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 102% increase in domestic oil, gas and NGL revenues in the third quarter of 2000 was the primary cause of the production tax increase.

         Recurring operations and maintenance expenses increased $131.8 million, or 68%, in the first nine months of 2000. Domestic expenses increased $124.8 million in the 2000 period. Of the $124.8 million increase in domestic expenses, the PennzEnergy merger accounted for $74.2 million of expenses in the 2000 period compared to the 1999 period. The 2000 period included nine months of expenses while the 1999 period only included expenses for 1 1/2 months. In addition to the costs added by the PennzEnergy merger, $8.7 million of costs was added by the August 1999 and January 2000 acquisitions of certain proved domestic properties and $7.7 million added by the Snyder merger. Other than the added costs from these acquisitions, Devon's domestic properties' recurring costs increased $34.2 million in the first nine months of 2000 primarily as a result of increased production and higher costs related to the increased oil and gas prices such as ad valorem taxes and energy costs.

         Recurring operations and maintenance expenses in Canada increased $1.5 million in the 2000 period primarily due to higher energy costs. International expenses increased $5.5 million. Of the $5.5 million increase in international expenses, the PennzEnergy merger accounted for $2.3 million of expenses in the 2000 period compared to the 1999 period. The 2000 period included nine months of expenses while the 1999 period only included expenses for 1 1/2 months. The remainder of the increase was primarily due to increased production, higher operating and maintenance costs and adverse currency fluctuations.

         Production taxes increased $40.9 million, or 161%, in the first nine months of 2000. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 200% increase in domestic oil, gas and NGL revenues in the first nine months of 2000 was the primary cause of the production tax increase. Production taxes did not increase proportionately to the increase in revenues. This was primarily due to the addition in 1999 of oil and gas revenues from offshore Gulf of Mexico properties acquired in the PennzEnergy merger. Revenues generated from such offshore properties do not incur state production taxes.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES ("DD&A"). Oil and gas property related DD&A increased $30.5 million, or 23%, from $132.2 million in the third quarter of 1999 to $162.7 million in the third quarter of 2000. An increase in the combined DD&A rate from $5.42 per Boe in the 1999 quarter to $5.51 per Boe in the 2000 quarter caused oil and gas property related DD&A to increase $2.6 million. DD&A increased $27.9 million in the 2000 quarter due to the 21% increase in combined oil, gas and NGLs production in the 2000 quarter.

         Oil and gas property related DD&A increased $238.9 million, or 97%, from $247.2 million in the first nine months of 1999 to $486.1 million in the first nine months of 2000. An increase in the combined DD&A rate from $4.29 per Boe in the year-to-date 1999 period to $5.38 per Boe in the year-to-date 2000 period caused oil and gas property related DD&A to increase $98.9 million. The increase in the DD&A rate was primarily the result of the Snyder and PennzEnergy mergers in 1999. DD&A increased $140.0 million in the year-to-date 2000 period due to the 57% increase in combined oil, gas and NGLs production in the first nine months of 2000.

         Non-oil and gas property DD&A expense increased $3.6 million to $7.5 million in the third quarter of 2000 compared to $3.9 million the second quarter of 1999. Non-oil and gas property DD&A expense increased $13.0 million to $21.5 million in the first nine months of 2000 compared to $8.5 million in the first nine months of 1999. Depreciation of the non-oil and gas properties acquired in the Snyder and PennzEnergy mergers and depreciation on Devon's newly constructed gas pipeline and gathering system in Wyoming accounted for the increase.

         AMORTIZATION OF GOODWILL. In connection with the PennzEnergy merger, Devon recorded $346.8 million of goodwill. The goodwill was allocated $315.2 million to domestic properties and $31.6 million to international properties. The goodwill is being amortized using the units-of-production method. Substantially all of the $10.4 million and $31.1 million of amortization recognized in the third quarter and first nine months of 2000, respectively, was related to the domestic balance.

         GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). Devon's net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the third quarter and first nine months of 2000 and 1999.

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                             ---------------------      -------------------
                                                               2000        1999           2000       1999
                                                             --------    -------        -------    -------
                                                                             (IN THOUSANDS)
         Gross G&A                                           $ 52,888     45,233        158,054     98,916
         Capitalized G&A                                      (17,416)    (8,725)       (45,918)   (18,639)
         Reimbursed G&A                                       (10,168)   (10,470)       (37,959)   (27,464)
                                                             --------    -------        -------    -------

         Net G&A                                             $ 25,304     26,038         74,177     52,813
                                                             ========    =======        =======    =======

         Net G&A decreased $0.7 million, or 3%, in the third quarter of 2000 and increased $21.4 million, or 40%, in the first nine months of 2000 compared to the same periods of 1999, respectively. Gross G&A increased $7.7 million and $59.1 million, or 17% and 60%, in the third quarter and first nine months of 2000 compared to the same periods of 1999, respectively. The increase in gross expenses in the third quarter and first nine months of 2000 was primarily related to additional costs incurred as a result of the 1999 Snyder and PennzEnergy mergers.

         Net G&A was reduced $8.7 million and $27.3 million in the third quarter and first nine months of 2000, respectively, due to an increase in the amount capitalized as part of oil and gas properties. G&A was also reduced $10.5 million in the first nine months of 2000, by an increase in the amount of reimbursements on operated properties in the 2000 period. G&A was increased by $0.3 million in the third quarter of 2000, by a slight decline in the amount of reimbursements on operated properties in the 2000 period. The increase in capitalized and reimbursed G&A was primarily related to the Snyder and PennzEnergy mergers.

         INTEREST EXPENSE. Interest expense increased $6.1 million, or 18%, in 2000's third quarter. An increase in the average debt balance outstanding from $1.9 billion in the third quarter of 1999 to $2.4 billion in the third quarter of 2000 caused interest expense to increase by $9.0 million. A decline in the average annualized interest rate from 7.0% in the third quarter of 1999 to 6.7% in the third quarter of 2000 caused interest expense to decrease by $1.3 million. The remaining decrease of $1.6 million was caused by other factors as shown in the following table.

         Interest expense increased $56.5 million, or 87%, in the first nine months of 2000. An increase in the average debt balance outstanding from $1.2 billion in the first nine months of 1999 to $2.4 billion in the first nine months of 2000 caused interest expense to increase by $61.2 million. A decline in the average annualized interest rate from 7.0% in the first nine months of 1999 to 6.8% in the first nine months of 2000 caused interest expense to decrease by $1.5 million. The remaining decrease of $3.2 million was caused by other factors as shown in the following table.

         The increase in average debt outstanding in the third quarter and first nine months of 2000 was attributable to the long-term debt assumed in the Snyder and PennzEnergy mergers on May 5, 1999 and August 17, 1999, respectively.

         The following schedule includes the components of interest expense for the third quarter and first nine months of 2000 and 1999.

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                       ------------------------    ------------------------
                                                          2000          1999          2000          1999
                                                       ----------    ----------    ----------    ----------
                                                                          (IN THOUSANDS)
         Interest based on debt outstanding            $   41,217        33,485       123,261        63,569
         Amortization of debt premiums                       (945)           --        (2,891)           --
         Facility and agency fees                             539           892         2,361         1,391
         Amortization of capitalized loan costs               367           281         1,261           746
         Capitalized interest                                (931)         (200)       (2,473)         (800)
         Other                                                198           (99)         (123)           32
                                                       ----------    ----------    ----------    ----------

         Total interest expense                        $   40,445        34,359       121,396        64,938
                                                       ==========    ==========    ==========    ==========

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

         DISTRIBUTIONS ON PREFERRED SECURITIES OF SUBSIDIARY TRUST. During the third quarter and first nine months of 1999, Devon had $149.5 million of 6.5% Trust Convertible Preferred Securities outstanding. Distributions on these securities accrued and were paid at the rate of 1.625% per quarter. On November 30, 1999, Devon exercised its right to redeem such securities, and substantially all of the securities were exchanged for shares of Devon common stock. As a result, no distributions were recorded in the 2000 periods.

         REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES. Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future revenues from proved oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, above the ceiling is written off as an expense.

         After the Snyder merger, Devon's net book value, less deferred taxes, of its domestic oil and gas properties exceeded the June 30, 1999, ceiling by approximately $301.7 million. Accordingly, the carrying value of Devon's domestic oil and gas properties was reduced by $463.8 million in the second quarter of 1999. This reduction was partially offset by a deferred income tax benefit of $162.1 million, resulting in a net effect of $301.7 million.

         INCOME TAXES. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The effective tax rates estimated for the three-month and nine-month periods ended September 30, 2000 and 1999 were not materially different after excluding the effect of the reduction of carrying value of oil and gas properties discussed above. The estimated effective tax rate in the third quarter of 2000 was 39% compared to 38% in the third quarter of 1999. The estimated effective tax rate in the first nine months of 2000 was 40% compared to an estimated tax benefit of 31% for the first nine months of 1999. The benefit rate in 1999 was below the federal statutory rate of 35% due to certain financial expenses related to the full-cost writedown which were incurred but are not deductible for tax purposes. Excluding the effect of the full-cost writedown, the effective tax rate for the first nine months of 1999 was 41%.

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

         Included as deferred tax assets as of September 30, 2000, were approximately $296 million related to various carryforwards available to offset future income taxes. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 2000 and 2013, and Canadian carryforwards which expire primarily between 2000 and 2005. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2000 and 2006. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1 included elsewhere herein.

         CAPITAL EXPENDITURES. Approximately $948.0 million was spent in the first nine months of 2000 for capital expenditures. This total included $881.3 million for the acquisition, drilling and development of oil and gas properties, $29.0 million related to the construction of an extensive gas gathering system, related CO(2) removal facilities and gas processing project all located in the Powder River Basin of Wyoming, and $37.7 million for other fixed assets.

         Approximately $690.7 million was spent for capital expenditures in the first nine months of 1999. This total included $625.6 million for the acquisition, drilling and development of oil and gas properties, $58.7 million related to the construction of an extensive gas gathering system, related CO(2) removal facilities and gas processing project all located in the Powder River Basin of Wyoming, and $6.4 million for other fixed assets.

         CAPITAL RESOURCES AND LIQUIDITY. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first nine months of 2000. Operating cash flow in the first nine months was $1.1 billion, compared to $415.2 million in the first nine months of 1999. The increase in operating cash flow in the first nine months of 2000 was primarily caused by the rise in revenues, partially offset by increased expenses, as discussed earlier in this section.

         Devon's cash flow for the first nine months of 2000 was more than adequate to fund its capital expenditures. Excess available cash flow, along with cash on hand at the beginning of the year and the proceeds from the late-June issue of convertible debentures, were used to retire long-term debt. At September 30, 2000, Devon's availability under its $1.0 billion long-term credit facilities totaled $698 million.

         On August 29, 2000, Devon increased its borrowing availability under its unsecured long-term credit facilities (the "Credit Facilities") from $750 million to $1 billion. The Credit Facilities include a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility").

         Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $0.9 million that is payable quarterly.

         The $725 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $525 million. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until August 28, 2001 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. Debt borrowed under the Tranche B facility matures two years and one day following the end of the Tranche B Revolving Period. On September 30, 2000, there were no borrowings under the $725 million U.S. Facility.

         Devon may borrow funds under the $275 million Canadian Facility until August 28, 2001 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 45 and 90 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semi annual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On September 30, 2000, there was $142.7 million borrowed under the $275 million Canadian facility.

         Under the terms of the Credit Facilities, Devon has the right to reallocate up to $100 million of the unused Tranche B facility maximum credit amount to the Canadian Facility. Conversely, Devon also has the right to reallocate up to $100 million of unused Canadian Facility maximum credit amount to the Tranche B Facility.

         The agreements governing the Credit Facilities contain certain covenants and restrictions, including a maximum allowed debt-to-capitalization ratio as defined in the agreements.

         On August 29, 2000, Devon entered into a commercial paper program with Goldman, Sachs & Co. and Chase Securities Inc. as the dealers. Devon may borrow up to $725 million under the commercial paper program. Total borrowings under the U.S. credit facility and the commercial paper program may not exceed $725 million. The commercial paper borrowings may have terms of up to 365 days and will bear interest at rates agreed to at the time of the borrowing. The interest rate will be based on a standard index such as the Federal Funds Rate, London Interbank Offered Rate (LIBOR), or the money market rate as found on the commercial paper market. As of September 30, 2000, Devon had $159.6 million of borrowings under its commercial paper program at an average rate of 6.85%.

         In June 2000, Devon privately sold zero-coupon convertible senior debentures ("convertible debentures"). The convertible debentures were sold at a price of $464.13 per debenture with a yield to maturity of 3.875% per annum. Each debenture is convertible into 5.7593 shares of Devon common stock. Devon may call the bonds at any time after five years, and a debenture holder has the right to require Devon to repurchase the bonds after five, 10 and 15 years, at the issue price plus accrued original issue discount and interest. The proceeds to Devon were approximately $346.1 million, net of debt issuance costs of approximately $6.6 million. Devon used the proceeds from the sale of these convertible debentures to pay down other domestic long-term debt.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and in June 2000 issued SFAS 138, which amended certain provisions of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. Devon plans to adopt the provisions of SFAS 133, as amended, in the first quarter of the year ending December 31, 2001, and is currently evaluating the effects of this pronouncement. However, it is anticipated that adoption of SFAS 133 will not have a material effect on Devon's financial condition and operations.

REVISIONS TO 2000 ESTIMATES

         On September 19, 2000, Devon filed a Form 8-K that contained forward-looking estimates for the year 2000 including the effect of the August 29, 2000, Santa Fe Snyder merger. Subsequently, revisions were made in other income and general and administrative expenses. As a result of these revisions, the forward-looking information contained in the September 19, 2000, Form 8-K with regard to 2000 other income and G&A expense is no longer applicable and is replaced by the following revised information.

         The following revised forward-looking statement regarding other income and G&A expense is based on data in Devon's possession and actual results for the first nine months of 2000.

         OTHER REVENUES. Devon's other revenues in 2000 are expected to be between $64 million and $68 million. Approximately $23.4 million of 2000's expected other revenues is from third party gas processing and $18.5 million of 2000's expected other revenues is from dividends on Devon's investment of 7.1 million shares of Chevron Corporation common stock.

         GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). Devon's G&A includes the costs of many different goods and services used in support of its business. These goods and services are subject to general price level increases or decreases. In addition, Devon's G&A varies with its level of activity and the related staffing needs as well as with the amount of professional services required during any given period. Should Devon's needs or the prices of the required goods and services differ significantly from current expectations, actual G&A could vary materially from the estimate. Given these limitations, consolidated net G&A in 2000 is expected to be between $95 million and $100 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in item 7A of Devon's combined financial statements, footnotes and management's discussion and analysis of financial condition and results of operations for the three-year period ended December 31, 1999, as restated for the pooling accounting method of the Santa Fe Snyder merger, filed in a Form 8-K on November 13, 2000, is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of September 30, 2000, there have been no material changes in Devon's market risk exposure from that disclosed in the Form 8-K referenced above.

PART II.       OTHER INFORMATION

          ITEM 1.        LEGAL PROCEEDINGS

                         None

          ITEM 2.        CHANGES IN SECURITIES

                         None

          ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                         None

          ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                           (a) A special meeting of shareholders was held in Oklahoma City, Oklahoma at 10:00 a.m. local time, on Tuesday, August 29, 2000.

                           (b) Out of a total 87,015,045 shares of the Company's common stock outstanding and entitled to vote 78,589,479 shares were present at the meeting in person or by proxy, representing approximately 90 percent of the total outstanding. The matters voted upon at the meeting were (1) to approve the merger agreement and the merger dated as of May 25, 2000 between Devon and Santa Fe Snyder Corporation, and the transactions contemplated by it, including the issuance of Devon common stock in the merger; and (2) to approve a stock option plan amendment which increased the number of shares available for grant under that plan from six million to ten million. The vote tabulation with respect to each proposal was as follows:

                                                                  Proposal One          Proposal Two
                                                                  ------------          ------------
                           FOR:                                    73,036,317            63,618,428
                           AUTHORITY WITHHELD:                        187,352               170,556

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits required by Item 601 of Regulation S-K are as follows:

       Exhibit
         No.

         10.1 Severance Agreement between Registrant and James L. Payne dated August 29, 2000

         27       Financial Data Schedule

(b) Reports on Form 8-K - Reports on Form 8-K filed since July 1, 2000, are described below:

         Filing Date          Contents

         July 12, 2000        Amendment to the Santa Fe Snyder merger agreement;
                                indenture and registration rights agreement regarding the zero-coupon convertible debentures; and certain consents.

         July 27, 2000        Press release concerning the second quarter 2000
                                earnings announcement (a Form 8-K/A was filed August 1, 2000, revising certain data in the July 27, 2000, Form 8-K).

         August 29, 2000      Press release concerning completion of the merger
                                with Santa Fe Snyder.

         September 12, 2000   Announcement of the Santa Fe Snyder merger and
                                update of the pro forma financial information through June 30, 2000.

         September 13, 2000   Announcement of the Santa Fe Snyder merger (a Form
                                8-K/A was filed September 22, 2000, retracting all information in the September 13, 2000, Form 8-K).

         September 19, 2000   Revision to 2000 forward looking estimates.

         October 26, 2000     Press release concerning the third quarter 2000
                                earnings announcement.

         October 26, 2000     Announcement concerning the expiration of the
                                affiliates' risk period.

         November 13, 2000    Combined financial statements, footnotes and
                                management's discussion and analysis of
                                financial condition and results of operations for the three-year period ended December 31, 1999, as restated for the pooling accounting method of the Santa Fe Snyder merger

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DEVON ENERGY CORPORATION




Date: November 14, 2000                   /s/ Danny J. Heatly
                                          ---------------------------
                                          Danny J. Heatly
                                          Vice President - Accounting

                                INDEX TO EXHIBITS



        EXHIBIT
        NUMBER                     DESCRIPTION
        ------                     -----------

         10.1     Severance Agreement between Registrant and
                  James L. Payne dated August 29, 2000

         27 Financial Data Schedule (filed electronically only)