Form 10-K405
period 2000-12-31
DEVON ENERGY CORP/DE
filed 2001-03-15
CIK 1090012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (Mark One)
        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 000-30176

                            DEVON ENERGY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                       DELAWARE                            73-1567067
            (State or Other Jurisdiction of             (I.R.S. Employer
            Incorporation or Organization)             Identification No.)
             20 NORTH BROADWAY, SUITE 1500
                OKLAHOMA CITY, OKLAHOMA                    73102-8260
       (Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code: (405) 235-3611

           Securities registered pursuant to Section 12(b) of the Act:

                                                                      NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                  ON WHICH REGISTERED
                  -------------------                                  -------------------
        Common Stock, par value $.10 per share                        American Stock Exchange
         4.9% Convertible Debentures, due 2008                      The New York Stock Exchange
        4.95% Convertible Debentures, due 2008                      The New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2001, was $7,974,236,970. At such date 126,320,151 shares of common stock and 2,817,992 exchangeable shares of Devon's wholly-owned subsidiary, Northstar Energy Corporation, were outstanding. Each exchangeable share is exchangeable for one share of Devon common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy statement for the 2001 annual meeting of stockholders - Part III

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I
    Item 1. Business...........................................................    5
    Item 2. Properties.........................................................   13
    Item 3. Legal Proceedings..................................................   22
    Item 4. Submission of Matters to a Vote of Security Holders................   23

PART II
    Item 5. Market for Registrant's Common Equity
       and Related Stockholder Matters.........................................   24
    Item 6. Selected Financial Data............................................   25
    Item 7. Management's Discussion and Analysis of Financial Condition
       and Results of Operations...............................................   28
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   49
    Item 8. Financial Statements and Supplementary Data........................   53
    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................  108

PART III
    Item 10. Directors and Executive Officers of the Registrant................  109
    Item 11. Executive Compensation............................................  109
    Item 12. Security Ownership of Certain Beneficial Owners and Management....  109
    Item 13. Certain Relationships and Related Transactions....................  109

PART IV
    Item 14. Exhibits, Financial Statements and Schedules,
       and Reports on Form 8-K.................................................  110

                                   DEFINITIONS
                            As used in this document:
                         "Mcf" means thousand cubic feet
                         "MMcf" means million cubic feet
                         "Bcf" means billion cubic feet
     "MMBtu" means million British thermal units, a measure of heating value
                               "Bbl" means barrel
                         "MBbls" means thousand barrels
                         "MMBbls" means million barrels
                      "Boe" means equivalent barrels of oil
                 "MBoe" means thousand equivalent barrels of oil
                 "MMBoe" means million equivalent barrels of oil
                     "Oil" includes crude oil and condensate
                        "NGLs" means natural gas liquids
    "Permian/Mid-Continent, Rocky Mountain and Gulf" divisions of the Company include onshore properties in the continental United States and offshore properties primarily in the Gulf of Mexico
 "Canada" means the division of the Company encompassing oil and gas properties located in the Western Canadian Sedimentary Basin in Alberta and British Columbia. All of these properties are held in the name of the Company's wholly-owned subsidiary, Northstar Energy Company. "International Division" means the division of the Company encompassing oil and gas properties that lie outside the United States and Canada

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS



        This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or " continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the company's expectations ("Cautionary Statements") are disclosed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 2. Properties -- Proved Reserves and Estimated Future Net Revenue" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Devon Energy Corporation, including its subsidiaries, ("Devon" or the "Company") is an independent energy company engaged primarily in oil and gas exploration, development and production, and in the acquisition of producing properties. Through its predecessors, Devon began operations in 1971 as a privately-held company. In 1988, the Company's common stock began trading publicly on the American Stock Exchange under the symbol DVN. In addition, commencing on December 15, 1998, a new class of Devon exchangeable shares began trading on The Toronto Stock Exchange under the symbol NSX. These shares are essentially equivalent to Devon common stock. However, because they are issued by Devon's wholly-owned subsidiary, Northstar Energy Corporation ("Northstar"), they qualify as a domestic Canadian investment for Canadian institutional shareholders. They are exchangeable at any time, on a one-for-one basis, for common shares of Devon.

        The principal and administrative offices of Devon are located at 20 North Broadway, Suite 1500, Oklahoma City, OK 73102-8260 (telephone 405/235-3611).

        Devon currently owns oil and gas properties concentrated in five operating divisions: the Permian/Mid-Continent, Rocky Mountain and Gulf divisions include onshore properties in the continental United States and offshore properties primarily in the Gulf of Mexico; Canada, which includes properties in the Western Canadian Sedimentary Basin in Alberta and British Columbia; and the International Division, which includes properties in Azerbaijan, South America, Southeast Asia and West Africa. (A detailed description of the significant properties can be found under "Item 2. Properties -- Significant Properties" beginning on page 13 hereof.)

        At December 31, 2000, Devon's estimated proved reserves were 1,097.4 MMBoe, of which 53% were natural gas reserves and 47% were oil and NGLs reserves. The present value of pre-tax future net revenues discounted at 10% per annum assuming essentially constant prices ("10% Present Value") of such reserves was $17.7 billion. Devon is one of the top five public independent oil and gas companies based in the United States, as measured by oil and gas reserves.

STRATEGY

        Devon's primary objectives are to build production, cash flow and earnings per share by (a) acquiring oil and gas properties, (b) exploring for new oil and gas reserves and (c) optimizing production from existing oil and gas properties. Devon's management seeks to achieve these objectives by (a) keeping debt levels low, (b) concentrating its properties in core areas to achieve economies of scale, (c) acquiring and developing high profit margin properties,
(d) continually disposing of marginal and non-strategic properties and (e) balancing reserves between oil and gas.

        During 1988, Devon expanded its capital base with its first issuance of common stock to the public. This transaction began a substantial expansion program that has continued through the subsequent years. Devon has used a two-pronged strategy of acquiring producing properties and engaging in drilling activities to achieve this expansion. Total proved reserves increased from 8.1 MMBoe at year-end 1987 (without giving effect to the 1998 and 2000 poolings) to 1,097.4 MMBoe at year-end 2000.

        Devon's objective, however, is to increase value per share, not simply to increase total assets. Reserves have grown from 1.31 Boe per share at year-end 1987 (without giving effect to the 1998 and 2000 poolings) to 8.53 Boe per share at year-end 2000. This represents a compound annual growth rate of 15%. Another measure of value per share is oil and gas production per share. Production increased from 0.18 Boe per share in 1987 (without giving effect to the 1998 and 2000 poolings) to 0.94 Boe per share in 2000, a compound annual growth rate of 14%. At the same time, net debt (long-term debt less working capital and marketable securities) has remained low. At year-end 2000, Devon's net debt was $1.04 per Boe.

RECENT DEVELOPMENTS

        On August 29, 2000, Devon completed a merger with Santa Fe Snyder Corporation ("Santa Fe Snyder"). Santa Fe Snyder's domestic operations were focused in the Rocky Mountain states, the Permian Basin of southeastern New Mexico and west Texas and offshore in the Gulf of Mexico. Santa Fe Snyder also had international operations located in Southeast Asia, South America and West Africa. The merger of Santa Fe Snyder with Devon expanded Devon's reserves by approximately 386 MMBoe and undeveloped leasehold by 16 million net acres. Total assets increased by $1.8 billion. The total consideration to Santa Fe Snyder was
40.6 million common shares and the assumption of $1.2 billion of Santa Fe Snyder debt and other liabilities. At year-end 2000, Devon's unused borrowing capacity was in excess of $853 million.

        The merger was accounted for as a pooling-of-interests of Devon and Santa Fe Snyder. Therefore, Devon's results for 2000 and prior years have been restated to include the results of both Devon and Santa Fe Snyder as if the two companies had always been combined, unless otherwise indicated.

        Santa Fe Snyder was formed on May 5, 1999 with the merger of Santa Fe Energy Resources, Inc. and Snyder Oil Corporation ("Snyder"). The merger was accounted for under the purchase method of accounting. Therefore, Devon's results do not include any effect of Snyder's operations prior to May 5, 1999.

        The Santa Fe Snyder merger was completed approximately one year after completion of Devon's merger with PennzEnergy Company ("PennzEnergy") on August 17, 1999. The merger with PennzEnergy expanded Devon's reserves by approximately 396 MMBoe and undeveloped leasehold by approximately 13 million net acres. The PennzEnergy merger was accounted for under the purchase method of accounting for business combinations. Therefore, Devon's results do not include any effect of PennzEnergy's operations prior to August 17, 1999.

        On December 10, 1998, Devon's merger with Northstar added 115 MMBoe of reserves and 1.8 million undeveloped acres, all in Canada. The Northstar combination was accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Devon's results for 1998 and prior years include the results of both Devon and Northstar as if the two had always been combined, unless otherwise indicated.

DRILLING ACTIVITIES

        Devon is engaged in numerous drilling activities on properties presently owned and intends to drill or develop other properties acquired in the future. For 2001, Devon's drilling activities will be focused in the Rocky Mountains, Permian Basin, Mid-Continent, Gulf of Mexico and onshore Gulf Coast areas in the U.S.and the Western Sedimentary areas of Canada. Devon also has significant international operations in Azerbaijan, Southeast Asia, South America and West Africa.

        The following tables set forth the results of Devon's drilling activity for the past five years.

                                  UNITED STATES PROPERTIES

                            Development Wells                                             Exploratory Wells
           -----------------------------------------------------        ------------------------------------------------------
                      Gross(1)                    Net(2)                          Gross(1)                      Net(2)
           -----------------------------------------------------        ------------------------------------------------------
           Productive   Dry     Total  Productive  Dry     Total        Productive  Dry     Total   Productive   Dry     Total
           ----------   ---     -----  ----------  ---     -----        ----------  ---     -----   ----------   ---     -----
1996           452       14      466     370.75    6.95    377.70           18       10       28        9.50     3.48    12.98
1997           484       17      501     303.00    9.10    312.10           30       23       53       11.30     9.00    20.30
1998           374        1      375     153.69    0.10    153.79           24       21       45       11.36     7.54    18.90
1999           547        8      555     345.35    3.80    349.15           71        9       80       51.91     5.78    57.69
2000           890       13      903     512.18    6.80    518.98           95       11      106       80.09     7.41    87.50
             -----       --    -----   --------   -----  --------          ---       --      ---      ------    -----   ------
Total        2,747       53    2,800   1,684.97   26.75  1,711.72          238       74      312      164.16    33.21   197.37
             =====       ==    =====   ========   =====  ========          ===       ==      ===      ======    =====   ======


                                    CANADIAN PROPERTIES

                            Development Wells                                             Exploratory Wells
           -----------------------------------------------------        ------------------------------------------------------
                      Gross(1)                    Net(2)                          Gross(1)                      Net(2)
           -----------------------------------------------------        ------------------------------------------------------
           Productive   Dry     Total  Productive  Dry     Total        Productive  Dry     Total   Productive   Dry     Total
           ----------   ---     -----  ----------  ---     -----        ----------  ---     -----   ----------   ---     -----
1996            63        11      74      29.70    5.10     34.80           35       18       53       24.70    15.10    39.80
1997           126        29     155      88.20   23.20    111.40           55       48      103       43.50    42.20    85.70
1998           112        15     127      74.88   11.04     85.92           45       37       82       32.99    30.50    63.49
1999            65         9      74      29.61    3.45     33.06           39       23       62       25.15    16.03    41.18
2000           130         6     136      68.74    3.25     71.99           70       27       97       40.60    19.27    59.87
               ---        --     ---     ------   -----    ------          ---      ---      ---      ------   ------   ------
Total          496        70     566     291.13   46.04    337.17          244      153      397      166.94   123.10   290.04
               ===        ==     ===     ======   =====    ======          ===      ===      ===      ======   ======   ======


                                  INTERNATIONAL PROPERTIES

                            Development Wells                                             Exploratory Wells
           -----------------------------------------------------        ------------------------------------------------------
                      Gross(1)                    Net(2)                          Gross(1)                     Net(2)
           -----------------------------------------------------        ------------------------------------------------------
           Productive   Dry     Total  Productive  Dry     Total        Productive  Dry     Total   Productive   Dry     Total
           ----------   ---     -----  ----------  ---     -----        ----------  ---     -----   ----------   ---     -----
1996            26        1       27       5.70    0.20      5.90            3        6        9        0.90     1.90     2.80
1997            43        2       45      10.00    0.60     10.60            1        5        6        0.30     1.80     2.10
1998            59        2       61      18.90    0.60     19.50            9       18       27        2.90     8.20    11.10
1999            42        2       44      10.00    0.60     10.60            1        4        5        0.50     1.60     2.10
2000            75        1       76      19.71    0.50     20.21            1        9       10        0.33     6.01     6.34
               ---        -      ---      -----    ----     -----           --       --       --        ----    -----    -----
Total          245        8      253      64.31    2.50     66.81           15       42       57        4.93    19.51    24.44
               ===        =      ===      =====    ====     =====           ==       ==       ==        ====    =====    =====


                                TOTAL PROPERTIES

                            Development Wells                                             Exploratory Wells
           -----------------------------------------------------        ------------------------------------------------------
                     Gross(1)                     Net(2)                        Gross(1)                     Net(2)
           -----------------------------------------------------        ------------------------------------------------------
           Productive   Dry     Total  Productive  Dry     Total        Productive  Dry     Total   Productive   Dry     Total
           ----------   ---     -----  ----------  ---     -----        ----------  ---     -----   ----------   ---     -----
1996           541       26      567     406.15   12.25    418.40           56       34       90       35.10    20.48    55.58
1997           653       48      701     401.20   32.90    434.10           86       76      162       55.10    53.00   108.10
1998           545       18      563     247.47   11.74    259.21           78       76      154       47.25    46.24    93.49
1999           654       19      673     384.96    7.85    392.81          111       36      147       77.56    23.41   100.97
2000         1,095       20    1,115     600.63   10.55    611.18          166       47      213      121.02    32.69   153.71
             -----      ---    -----   --------   -----  --------          ---      ---      ---      ------   ------   ------
Total        3,488      131    3,619   2,040.41   75.29  2,115.70          497      269      766      336.03   175.82   511.85
             =====      ===    =====   ========   =====  ========          ===      ===      ===      ======   ======   ======

------------------
(1)  Gross wells are the sum of all wells in which Devon owns an interest.

(2)  Net wells are the sum of Devon's working interests in gross wells.

        As of December 31, 2000, Devon was participating in the drilling of 47 gross (21.32 net) wells in the U.S., 9 gross (5.70 net) wells in Canada and 16 gross (5.02 net) wells internationally. Of these wells, through February 15, 2001, 34 gross (16.92 net) wells in the U.S., 3 gross (2.50 net) wells in Canada and 6 gross (2.02 net) wells internationally had been completed as productive. Additionally, 1 gross (0.40 net) well in the U.S. and 2 gross (1.25 net) wells in Canada were dry holes. The remaining wells were still in process.

CUSTOMERS

        Devon sells its gas production to a variety of customers including pipelines, utilities, gas marketing firms, industrial users and local distribution companies. Existing gathering systems and interstate and intrastate pipelines are used to consummate gas sales and deliveries.

        The principal customers for Devon's crude oil production are refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not conveniently available, crude oil is trucked or barged to storage, refining or pipeline facilities.

        For the year ended December 31, 2000, one significant purchaser, Enron Capital and Trade Resource Corporation ("Enron"), accounted for 20% of Devon's combined oil, gas and NGLs sales. For the year ended December 31, 1998, one significant purchaser, Aquila Energy Marketing Corporation ("Aquila"), accounted for 11% of Devon's combined oil, gas and NGLs sales. No purchaser accounted for over 10% of such revenues in 1999. Enron and Aquila purchase production from numerous Devon properties at variable and market-sensitive prices. Devon does not consider itself dependent upon either of these purchasers, since other purchasers are willing to purchase this same production at competitive prices.

OIL AND NATURAL GAS MARKETING

        Oil Marketing. Devon's oil production is sold under both long-term and short-term agreements at prices negotiated between the parties. Devon periodically enters into hedging activities with a portion of its oil production which are intended to support its oil price at targeted levels and to manage the Company's exposure to oil price fluctuations. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

        Natural Gas Marketing. Devon's gas production is also sold under both long-term and short-term agreements at negotiated prices. Although exact percentages vary daily, as of February 2001 approximately 29% of Devon's natural gas production was sold under short-term contracts at variable or market-sensitive prices. These market-sensitive sales are referred to as "spot market" sales. Another 68% were committed under various long-term contracts (one year or more) which dedicate the natural gas to a purchaser for an extended period of time, but still at market sensitive prices. Devon's remaining gas production was dedicated under long-term contracts at fixed prices.

        Under both long-term and short-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from daily intervals up to one-year intervals. The spot market has become progressively more competitive in recent years. As a result, prices on the spot market have been volatile.

        The spot market is subject to volatility as supply and demand factors in various regions of North America fluctuate. In addition to long-term fixed price contracts, Devon periodically enters into hedging arrangements or firm delivery commitments with a portion of its gas production. These activities are intended to support targeted gas price levels and to manage the Company's exposure to gas price fluctuations. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

COMPETITION

        The oil and gas business is highly competitive. Devon encounters competition by major integrated and independent oil and gas companies in acquiring drilling prospects and properties, contracting for drilling equipment and securing trained personnel. Intense competition occurs with respect to marketing, particularly of natural gas. Certain competitors have resources that substantially exceed those of Devon.

SEASONAL NATURE OF BUSINESS

        Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

GOVERNMENT REGULATION

        Devon's operations are subject to various levels of government controls and regulations in the United States, Canada and internationally.

         UNITED STATES REGULATION

        In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Devon is unable to predict the future cost or impact of complying with such laws and regulations.

        Exploration and Production. Devon's United States operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Devon's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Devon can produce from its wells and to limit the number of wells or the locations at which Devon can drill.

        Certain of Devon's oil and gas leases, including its offshore Gulf of Mexico leases, most of its leases in the San Juan Basin and many of the Company's leases in southeast New Mexico and Wyoming, are granted by the federal government and administered by various federal agencies, including the Minerals Management Service of the Department of the Interior ("MMS"). Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on lands covered by these leases, and calculation and disbursement of royalty payments to the federal government. The MMS has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding and royalty payment obligations for production from federal lands. The Federal Energy Regulatory Commission ("FERC") also has jurisdiction over certain offshore activities pursuant to the Outer Continental Shelf Lands Act.

        Environmental and Occupational Regulations. Various federal, state and local laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Devon's exploration, development and production operations and the costs attendant thereto. These laws and regulations increase Devon's overall operating expenses. Devon maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of oil, salt water or other substances. However, 100% coverage is not maintained concerning any environmental claim, and no coverage is maintained with respect to any award of punitive damages against Devon or any penalty or fine required to be paid by

Devon because of its violation of any federal, state or local law. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Devon's unreimbursed expenditures in 2000 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters.

        Devon is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of same, Devon is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations.

        Devon has historically maintained its own internal Environmental, Health and Safety Department. This department is responsible for instituting and maintaining an environmental and safety compliance program for Devon. The program includes field inspections of properties and internal assessments of Devon's compliance procedures.

        Devon is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to potential liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Devon has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Devon's consolidated financial statements. Devon adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

        Certain of Devon's historical operations acquired in historical and recent mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of December 31, 2000, Devon's consolidated balance sheet included $7.8 million of accrued liabilities, reflected in "Other liabilities," for environmental remediation. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Devon's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Devon's monetary exposure is not expected to be material.

        CANADIAN REGULATIONS

        The oil and gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect Devon's Canadian operations in a manner materially different than they would affect other oil and gas companies of similar size. The following are the most important areas of control and regulation.

        The North American Free Trade Agreement. The North American Free Trade Agreement ("NAFTA") which became effective on January 1, 1994 carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the United States or Mexico will be allowed, provided that any export restrictions do not (i) reduce the proportion of energy exported relative to the supply of the energy resource; (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All parties to NAFTA are also prohibited from imposing minimum export or import price requirements.

        Royalties and Incentives. Each province and the federal government of Canada have legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada, Alberta and British Columbia have also established incentive programs such as royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally have the effect of increasing the cash flow to the producer.

        Pricing and Marketing. The price of oil and natural gas sold is determined by negotiation between buyers and sellers. An order from the National Energy Board ("NEB") is required for oil exports from Canada. Any oil export to be made pursuant to an export contract of longer than one year, in the case of light crude, and two years, in the case of heavy crude, duration (up to 25 years) requires an exporter to obtain an export license from the NEB. The issue of such a license requires the approval of the Governor in Council. Natural gas exported from Canada is also subject to similar regulation by the NEB. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts in excess of two years must continue to meet certain criteria prescribed by the NEB. The governments of Alberta and British Columbia also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

        Environmental Regulation. The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Devon's unreimbursed expenditures in 2000 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters.

        Investment Canada Act. The Investment Canada Act requires Government of Canada approval, in certain cases, of the acquisition of control of a Canadian business by an entity that is not controlled by Canadians. In certain circumstances, the acquisition of natural resource properties may be considered to be a transaction requiring such approval.

        INTERNATIONAL REGULATIONS

        Environmental Regulation. The oil and gas industry is subject to various environmental regulation and contract concession requirements pursuant to each individual country's laws, agreements, and treaties. In general, this consists of preparing Environmental Impact Assessments in order to receive required environmental permits to conduct drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, and spill contingency plans. In some regions, the application of world-wide standards, such as ISO 14000 governing Environmental Management Systems, are required to be implemented for operations.

        Protecting the environment and the safety and health of employees, contractors, communities, and the public is fundamental to the way Devon conducts its business. This is accomplished through the establishment of corporate environmental, health, and safety policies and procedures that are implemented worldwide.

EMPLOYEES

        As of December 31, 2000, Devon's staff consisted of 1,750 full-time employees. The Company also engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis. The Company believes that it has good labor relations with its employees.

ITEM 2. PROPERTIES

        Substantially all of Devon's properties consist of interests in developed and undeveloped oil and gas leases and mineral acreage located in the Company's core operating areas. These interests entitle Devon to drill for and produce oil, natural gas and NGLs from specific areas. Devon's interests are mostly in the form of working interests and volumetric production payments, and, to a lesser extent, overriding royalty, foreign government concessions, mineral and net profits interests and other forms of direct and indirect ownership in oil and gas properties.

PROVED RESERVES AND ESTIMATED FUTURE NET REVENUE

        "Proved reserves" are those quantities of oil, natural gas and NGLs, which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are strictly technical judgments and are not knowingly influenced by attitudes of conservatism or optimism. The following table sets forth Devon's estimated proved reserves, the estimated future net revenues therefrom and the 10% Present Value thereof as of December 31, 2000. Approximately 80% of Devon's U.S. proved reserves were estimated by LaRoche Petroleum Consultants, Ltd. and Ryder-Scott Company Petroleum Consultants, independent petroleum consultants. Devon's internal staff of engineers estimated the remainder of the U.S. reserves. All of the year-end 2000 Canadian proved reserves were calculated by the independent petroleum consultants Paddock Lindstrom & Associates Ltd. The international proved reserves, other than Canada as of December 31, 2000, were calculated by the independent petroleum consultants of Ryder-Scott Company Petroleum Consultants. All reserve estimates were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines (as described in the following notes). These estimates correspond with the method used in presenting the `Supplemental Information on Oil and Gas Operations" in Note 16 to Devon's Consolidated Financial Statements included herein, except that federal income taxes attributable to such future net revenues have been disregarded in the presentation below.

                                                                            TOTAL            PROVED          PROVED
                                                                           PROVED           DEVELOPED      UNDEVELOPED
                                                                          RESERVES          RESERVES(1)    RESERVES(2)
                                                                          --------         ------------   ------------
TOTAL RESERVES
         Oil (MBbls).................................................      459,244             261,432         197,812
         Gas (MMcf)..................................................    3,458,184           2,631,267         826,917
         NGL (MBbls).................................................       61,757              46,256          15,501
         MBoe(3).....................................................    1,097,366             746,232         351,134
         Pre-tax Future Net Revenue ($ thousands)(4).................   30,760,602          24,350,591       6,410,011
         Pre-tax 10% Present Value ($ thousands)(4)..................   17,737,043          14,694,207       3,042,836

U.S. RESERVES
         Oil (MBbls).................................................      225,537             192,190          33,347
         Gas (MMcf)..................................................    2,521,307           2,087,287         434,020
         NGL (MBbls).................................................       45,518              42,155           3,363
         MBoe(3).....................................................      691,273             582,226         109,047
         Pre-tax Future Net Revenue ($ thousands)(4).................   22,566,827          18,971,071       3,595,756
         Pre-tax 10% Present Value ($ thousands)(4)..................   13,396,544          11,415,285       1,981,259

CANADIAN RESERVES
         Oil (MBbls).................................................       36,492              29,721           6,771
         Gas (MMcf)..................................................      523,509             507,703          15,806
         NGL (MBbls).................................................        4,204               4,072             132
         MBoe(3).....................................................      127,948             118,410           9,538
         Pre-tax Future Net Revenue ($ thousands)(4).................    4,985,532           4,791,079         194,453
         Pre-tax 10% Present Value ($ thousands)(4)..................    2,935,656           2,856,269          79,387

INTERNATIONAL RESERVES
         Oil (MBbls).................................................      197,215              39,521         157,694
         Gas (MMcf)..................................................      413,368              36,277         377,091
         NGL (MBbls).................................................       12,035                  29          12,006
         MBoe(3).....................................................      278,145              45,596         232,549
         Pre-tax Future Net Revenue ($ thousands)(4).................    3,208,243             588,441       2,619,802
         Pre-tax 10% Present Value ($ thousands)(4)..................    1,404,843             422,653         982,190

        -----------------------------
        (1) Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

        (2) Proved undeveloped reserves are proved reserves to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompleting or deepening a well or for new fluid injection facilities.

        (3) Gas reserves are converted to MBoe at the rate of six MMcf per MBbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market conditions and other factors in addition to relative energy content.

        (4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and development costs. The amounts shown do not give effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization.

            These amounts were calculated using prices and costs in effect as of December 31, 2000. These prices were not changed except where different prices were fixed and determinable from applicable contracts. These assumptions yield average prices over the life of Devon's properties of $23.77 per Bbl of oil, $8.04 per Mcf of natural gas and $29.80 per Bbl of NGLs. These prices compare to December 31, 2000, New York Mercantile Exchange prices of $26.80 per Bbl for crude oil and of $9.23 per MMBtu for natural gas.

        No estimates of Devon's proved reserves have been filed with or included in reports to any federal or foreign governmental authority or agency since the beginning of the last fiscal year except (i) in filings with the SEC and (ii) in filings with the Department of Energy ("DOE"). Reserve estimates filed by Devon with the SEC correspond with the estimates of Devon reserves contained herein. Reserve estimates filed with the DOE are based upon the same underlying technical and economic assumptions as the estimates of Devon's reserves included herein. However, the DOE requires reports to include the interests of all owners in wells that Devon operates and to exclude all interests in wells that Devon does not operate.

        The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil, gas and NGL production subsequent to December 31, 2000. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

        The process of estimating oil, gas and NGLs reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur in the future.

PRODUCTION, REVENUE AND PRICE HISTORY

        Certain information concerning oil and natural gas production, prices, revenues (net of all royalties, overriding royalties and other third party interests) and operating expenses for the three years ended December 31, 2000, is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

WELL STATISTICS

        The following table sets forth Devon's producing wells as of December 31, 2000:

                               Oil Wells                      Gas Wells                     Total Wells
                       --------------------------     ---------------------------    ---------------------------
                         Gross(1)        Net(2)        Gross(1)         Net(2)        Gross(1)         Net(2)
                       ------------    ----------     -----------     -----------    -----------     -----------
      U.S.                  14,599         4,219           8,425           3,808         23,024           8,027
      Canada                 1,492           628           1,419             629          2,911           1,257
      International            948           270              47              11            995             281
                       ------------    ----------     -----------     -----------    -----------     -----------
      Total                 17,039         5,117           9,891           4,448         26,930           9,565
                       ============    ==========     ===========     ===========    ===========     ===========

        (1) Gross wells are the total number of wells in which Devon owns a working interest.

        (2) Net refers to gross wells multiplied by Devon's fractional working interests therein.

        Devon also held numerous overriding royalty interests in oil and gas wells, a portion of which are convertible to working interests after recovery of certain costs by third parties. After converting to working interests, these overriding royalty interests will be included in Devon's gross and net well count.

UNDEVELOPED ACREAGE

        The following table sets forth Devon's developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2000.

                                                  Developed                           Undeveloped
                                         ----------------------------        ----------------------------
                                          Gross(1)           Net(2)           Gross(1)           Net(2)
                                         ----------        ----------        ----------        ----------
Domestic
   Permian/Mid-Continent Division
           Permian Basin                    751,282           370,590         1,013,728           392,002
           Mid-Continent                    780,644           415,434         1,204,297           608,861
                                         ----------        ----------        ----------        ----------
           Total Permian/Mid-
               Continent Division         1,531,926           786,024         2,218,025         1,000,863
                                         ----------        ----------        ----------        ----------

   Rocky Mountain Division                  583,500           308,355         2,159,480         1,493,846
                                         ----------        ----------        ----------        ----------
   Gulf Division
           Offshore                         756,008           383,338           918,825           653,282
           Onshore                          429,235           247,918           140,420            54,047
                                         ----------        ----------        ----------        ----------
           Total Gulf Division            1,185,243           631,256         1,059,245           707,329
                                         ----------        ----------        ----------        ----------

           Total Domestic                 3,300,669         1,725,635         5,436,750         3,202,038

Canada                                      878,457           539,904         3,117,093         2,228,510
                                         ----------        ----------        ----------        ----------

International                               387,380           101,525        19,418,885        12,195,069
                                         ----------        ----------        ----------        ----------

Grand Total                               4,566,506         2,367,064        27,972,728        17,625,617
                                         ==========        ==========        ==========        ==========

        (1) Gross acres are the total number of acres in which Devon owns a working interest.

        (2) Net refers to gross acres multiplied by Devon's fractional working interests therein.

OPERATION OF PROPERTIES

        The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. The charges under operating agreements customarily vary with the depth and location of the well being operated.

        Devon is the operator of 11,038 of its 26,930 wells. As operator, Devon receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, Devon records the monthly overhead reimbursements as a reduction of general and administrative expense, which is a common industry practice.

ORGANIZATION STRUCTURE

        Devon's properties are distributed geographically in five separate divisions. Operations in the United States are conducted by the Permian/Mid-Continent, Rocky Mountain and Gulf divisions. Canadian operations are conducted by Devon's Northstar Energy subsidiary and all operations outside North America make up the International Division. Maintaining a tight geographic focus in selected core areas is a key element of Devon's operating strategy. Concentrating our operations enhances management efficiency and marketing and purchasing power.

UNITED STATES PROPERTIES

PERMIAN/MID-CONTINENT DIVISION

        The Permian Basin encompasses approximately 66,000 square miles in southeastern New Mexico and west Texas and contains more than 500 major oil and gas fields. It is characterized by prolific, long-lived oil and gas production from numerous formations found at a wide variety of depths. Many formations respond to enhanced recovery techniques, such as waterflood projects. Acreage held by production from existing wells and large federal exploration units makes leases difficult to obtain. Most of Devon's position in the Permian was established through six major property transactions. Devon's merger with Santa Fe Snyder Corporation in 2000 increased its proved reserves in the Permian Basin by over 75%. Even though the Permian Basin is quite mature and not known as a high growth area, Devon replaced more than 160% of its Permian Basin oil and gas production in 2000 through exploration and development drilling.

        The Mid-Continent area includes all or portions of the states of Kansas, Oklahoma, Texas, Arkansas, Louisiana, Mississippi and Alabama. This area covers a wide spectrum of geologic formations producing both oil and natural gas. Although the Mid-Continent was the site of some of the earliest oil and gas discoveries in the United States, several areas offer opportunities for growth through exploitation and exploration drilling. For example, Devon has an active drilling program underway in the Carthage, Bethany, Sligo area of eastern Texas and western Louisiana in 2001. Devon has been able to increase production from this area by downspacing, that is, drilling wells closer together in producing fields. Over time, average spacing has been decreased from 640 acres per well to as little as 40 acres per well. Devon has increased production in the Carthage, Bethany, Sligo area five-fold since the early 1980's through downspacing and improved reservoir management.

ROCKY MOUNTAIN DIVISION

        The Rocky Mountain Division extends north from New Mexico and includes the states of Colorado, Utah, Wyoming, Montana and North Dakota. It is Devon's fastest growing division, and production of approximately 51,800 energy equivalent barrels per day in 2000 is expected to increase by around 30% in 2001. Much of that growth will be due to expansion of coalbed methane (CBM) production in the Powder River Basin of Wyoming. About 45% of division production is from CBM and 55% is from conventional oil and gas.

        CBM is natural gas produced from shallow coal formations. Devon is a leader in CBM production with four projects under various stages of development in the Rocky Mountains. Devon first produced CBM from the San Juan Basin of northwestern New Mexico in 1986, and the San Juan Basin remains today an important producing area for the company. Devon began development of its CBM acreage in the Powder River Basin of northeast Wyoming in 1998. Devon owns 250,000 net acres there. Production at year-end 2000 was 60 million cubic feet per day from some 600 producing wells. Production is expected to average 90 to 100 million cubic feet per day in 2001 and to grow steadily over the next few years as another thousand or more wells are drilled and tied into the gas gathering system.

        Earlier in the development stage is the company's Vermejo Ranch CBM project in the Raton Basin of northeastern New Mexico. Devon has mineral interests in 280,000 gross acres in the basin. Devon's current 25% working interest will increase to 50% as the project is developed. The company drilled 89 wells there in 2000 and expects to drill about 100 wells each year for the next few years. Gross production at year-end 2000 of 20 million cubic feet per day from 120 producing wells is now beginning to reach meaningful rates. Although it is early in the life of the project to determine ultimate success, net resource potential could reach one trillion cubic feet.

        The Rocky Mountain Division's fourth CBM project is in its infancy. Devon has acquired over 50,000 acres in the Wind River Basin that includes multiple coal seams. Five test wells were drilled in 2000, and early results are encouraging. Although CBM is the fastest growing resource in the Rocky Mountain Division, conventional gas still accounts for more than half of the gas produced. The Washakie Field in south central Wyoming is Devon's largest conventional gas area. The Washakie contains multiple producing formations. With 200,000 net acres and some 400 potential drilling locations, Devon expects to be actively developing the Washakie for many years.

GULF DIVISION

        Devon is one of the 10 largest oil and gas producers in the offshore Gulf of Mexico. The Santa Fe Snyder merger nearly doubled Devon's asset base in the Gulf. The offshore Gulf is a prolific producing area that provides approximately 25% of the natural gas produced in the United States. The Gulf is comprised of two major operating areas, as defined by water depth. The shallow area, in water depths up to 600 feet, is known as the "shelf." Devon has a substantial infrastructure of platforms and production facilities on the shelf, where natural gas wells are known for providing high initial flow rates and quick investment returns. Devon holds approximately 650,000 net acres on the shelf, about 50% of which is developed.

        Devon's shelf strategy emphasizes exploitation. Exploitation is drilling for new reserves close to existing producing facilities. Exploitation success has been greatly enhanced on the shelf through application of technological advancements in seismic and drilling methods. We are especially optimistic about four-component, or "4C" seismic. This technology improves the resolution of seismic images below shallow gas deposits or "gas clouds." Devon is also employing horizontal drilling on the shelf to economically penetrate relatively thin sections of shallow gas deposits.

        The company had two notable offshore exploration discoveries in 2000. These were on Eugene Island block 156, offshore Louisiana, and High Island A-582, offshore Texas. Eugene Island 156 (100% working interest) began producing in October at over 50 million cubic feet of gas and 1,600 barrels of liquids per day from two wells. High Island A-582 (37% working interest) was a December discovery. This well appears to be a significant oil find. A second well was drilling at year-end. First production is expected in 2002 after completion of a new producing platform.

        While the shelf is a very mature area, the deep water of the Gulf is believed to hold some of the largest remaining undiscovered reserves in North America. Devon holds about 400,000 net acres in the deep water, of which about 90% is unexplored. Because costs are much higher to explore in the deep water than on the shelf, the company's strategy is to move cautiously into deep water drilling. Devon expects to participate in three to four deep water exploratory wells per year.

        The Gulf Division also holds about 300,000 net acres onshore in south Texas and south Louisiana. About 80% of that acreage is developed for oil and gas production. Last year was a turnaround year for the Gulf Division onshore. Most of the onshore acreage was acquired in Devon's merger with PennzEnergy in 1999. As PennzEnergy was focused elsewhere, this acreage had received little attention in recent years. An active onshore drilling program in 2000 resulted in 14 net wells. This year we will more than double that number to a planned 38 net wells. A notable discovery in 2000 was in the Patterson Field in south Louisiana. Devon's Zenor A-16 (50% working interest) was tested at over 20 million cubic feet of natural gas per day.

CANADA

        Devon's Canadian operations are conducted through Northstar Energy, our subsidiary in Calgary, Alberta. On a stand-alone basis, Devon's Canadian operations would rank twelfth among Canadian independent producers. The Western Canadian Sedimentary Basin is a vast geologic feature encompassing portions of British Columbia, Alberta, Saskatchewan and Manitoba. Devon's properties in Canada range from shallow oil and natural gas production in northern Alberta to deep, long-lived gas reservoirs in the Foothills area near the Alberta/British Columbia border. Over a third of Devon's Canadian oil and gas reserves are located in the shallow gas areas of northern Alberta. Over 100 wells will be drilled in these shallow gas fields in 2001. Devon has become very efficient at drilling shallow gas wells in Alberta, and over the past three years we have cut average drilling costs in half. In most of these shallow gas areas, drilling is restricted to the winter months of December through March.

        In addition to extensive exploitation and development drilling in the shallow gas areas, the Canadian Division also has an aggressive exploration program underway. The division has 2.2 million net undeveloped acres on which to explore. The most exciting, high potential area for adding new gas reserves is in the northern foothills of British Columbia and Alberta, where we hold 248,000 gross acres with an average working interest of 47%. We are currently drilling two deep gas wells in the northern foothills following a significant gas discovery on the Weejay prospect (49% working interest) in 1998. The Weejay discovery, which produced over 20 million cubic feet of gas per day during testing, will commence production in 2002.

INTERNATIONAL

        Approximately one quarter of Devon's proved reserves are located outside North America. Most of these international reserves are concentrated in three countries: Azerbaijan, Indonesia and Argentina. Approximately 37% of our proved reserves outside North America are in Azerbaijan, located offshore in the Caspian Sea. Devon has a 5.6% interest in the Azeri-Chirag-Gunashli (ACG) oil field, including 0.8% acquired in February 2001. The ACG field is believed to contain over 4 billion barrels of proved reserves, making it one of the largest oil fields in the world.

        Devon's international production is now predominantly oil. Natural gas markets outside North America are not well developed. However, gas is expected to become a growing part of Devon's international production mix in the coming years. For example, in February 2001, Devon signed agreements to supply Indonesian natural gas to Singapore from our extensive gas reserves on the island of Sumatra. Singapore is replacing oil with cleaner burning natural gas to fuel its growing power generation requirements. As other developing countries make similar moves toward gas, worldwide gas markets will inevitably expand. Devon is well positioned to supply gas to several of those developing markets.

        Natural gas accounts for about two-thirds of Devon's reserves in Argentina. Production growth is focused on the Neuquen Basin in the central part of the country where Devon acquired a 100% working interest in the El Mangrullo block early in 2000. Developing gas markets inside Argentina and in Chile and Brazil are improving the economics of natural gas in South America. We believe we can increase production from the El Mangrullo block by drilling additional wells into the currently producing formation and also by producing gas from a shallower formation that is productive in other parts of the Neuquen Basin.

        Devon holds 12 million net acres of undeveloped lands in 14 different countries outside North America. Much of this acreage was acquired in the merger with Santa Fe Snyder. We hold substantial land positions offshore Ghana, Gabon and Congo where we have active exploration programs underway. Through a joint venture with another large U. S. independent, we will be conducting seismic surveys and drilling exploratory wells on these blocks over the next few years. In addition to the exploration program in west Africa, the company plans to drill exploratory wells in Egypt, China, Malaysia and Brazil in 2001 and 2002.

SIGNIFICANT PROPERTIES

         The following table sets forth proved reserve information on the most significant geographic areas in which Devon's properties are located as of December 31, 2000.

                                                                                                   10% PRESENT
                                                                                                     VALUE (3)     10% PRESENT
                                  OIL(MBbls)    GAS(MMcf)   NGL(MBbls)    MBoe(1)     MBoe %(2)       ($000)        VALUE%(4)
                                   --------     --------     --------     --------     --------      --------        --------
PERMIAN/MID-CONTINENT DIVISION
    Permian Basin                   120,162      318,295       19,786      192,997         17.6%     $2,645,957          14.9%
   Mid-Continent                     12,417      503,723       19,489      115,860         10.6%     2,316,626           13.1%
                                   --------     --------     --------     --------     --------      --------        --------
       Total                        132,579      822,018       39,275      308,857         28.2%     4,962,583           28.0%
                                   --------     --------     --------     --------     --------      --------        --------

ROCKY MOUNTAIN DIVISION
      Total                          45,618     1,248,534       4,495      258,202         23.5%     4,796,594           27.0%
                                   --------     --------     --------     --------     --------      --------        --------

GULF DIVISION
   Offshore                          43,207      360,206          398      103,639          9.4%     3,098,340           17.5%
   Onshore                            4,133       90,549        1,350       20,575          1.9%      539,027             3.0%
                                   --------     --------     --------     --------     --------      --------        --------
       Total                         47,340      450,755        1,748      124,214         11.3%     3,637,367           20.5%
                                   --------     --------     --------     --------     --------      --------        --------

TOTAL U.S.                          225,537     2,521,307      45,518      691,273         63.0%     13,396,544          75.5%
                                   --------     --------     --------     --------     --------      --------        --------

CANADA
      Total                          36,492      523,509        4,204      127,948         11.7%     2,935,656(5)        16.6%
                                   --------     --------     --------     --------     --------      --------        --------

INTERNATIONAL DIVISION
        Total                       197,215      413,368       12,035      278,145         25.3%     1,404,843            7.9%
                                   --------     --------     --------     --------     --------      --------        --------

Grand Total                         459,244     3,458,184      61,757     1,097,366       100.0%     $17,737,043        100.0%
                                   ========     ========     ========     ========     ========      ========        ========


(1) Gas reserves are converted to MBoe at the rate of six MMcf of gas per MBbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market and other factors in addition to relative energy content.

(2) Percentage which MBoe for the basin or region bears to total MBoe for all Proved Reserves.

(3) Determined in accordance with SEC guidelines, except that no effect is given to future income taxes.

(4) Percentages which present value for the basin or region bears to total present value for all Proved Reserves.

(5)  Canadian dollars converted to U.S. dollars at the rate of $1 Canadian:
     $0.6666 U.S.

TITLE TO PROPERTIES

        Title to properties is subject to contractual arrangements customary in the oil and gas industry, liens for current taxes not yet due and, in some instances, other encumbrances. Devon believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business.

        As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, generally including a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

ITEM 3. LEGAL PROCEEDINGS

Royalty Matters

        More than 30 oil companies, including Devon, are involved in disputes in which it is alleged that such companies and related parties underpaid royalty, overriding royalty and working interests owners in connection with the production of crude oil. The proceedings include suits in federal court in Texas, Louisiana, Mississippi and Wyoming that have been consolidated into one proceeding in

Texas. To avoid expensive and protracted litigation, certain parties, including Devon, have entered into a global settlement agreement which provides for a settlement of all claims of all members of the settlement class. The court held a fairness hearing and issued an Amended Final Judgment approving the settlement on September 10, 1999. However, certain entities have appealed their objections to the settlement.

        Also, pending in federal court in Texas is a similar suit alleging underpaid royalties to the United States in connection with natural gas and natural gas liquids produced and sold from United States owned and/or controlled lands. The claims were filed by private litigants against Devon and numerous other producers, under the federal False Claims Act. The United States served notice of its intent to intervene as to certain defendants, but not Devon. Devon and certain other defendants are challenging the constitutionality of whether a claim under the federal False Claims Act can be maintained absent government intervention. Devon believes that it has acted reasonably and paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this litigation. As a result, Devon's monetary exposure in this suit is not expected to be material.

Maersk Rig Contract

        In December 1997, the working interest owner partner of Pennzoil Venezuela Corporation, S.A. ("PVC"), a subsidiary of Devon as a result of the PennzEnergy merger, entered into a contract with Maersk Jupiter Drilling, S.A. ("Maersk") for the provision of a rig for drilling services relative to the anticipated drilling program associated with Devon's Block 70/80 in Lake Maracaibo, Venezuela. The rig was assembled and delivered by Maersk to Lake Maracaibo where it performed an abbreviated drilling program for both Blocks 68/79 and 70/80. It is currently stacked in Lake Maracaibo. The contract, which expires October 1, 2001, provides for early termination, with a charge for such termination which is currently estimated at $42,000 per day with certain escalation factors for the balance of the term. As of December 31, 2000, Devon's consolidated balance sheet included accrued liabilities, reflected in "Other liabilities," for the expected cost to terminate/settle the contract. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the liability recognized for such termination/settlement of the contract.

        Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon's knowledge, as of March 12, 2001, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

        Devon's common stock has been traded on the American Stock Exchange (the "AMEX") since September 29, 1988. Prior to September 29, 1988, Devon's common stock was privately held. Commencing on December 15, 1998, a new class of Devon exchangeable shares began trading on The Toronto Stock Exchange ("TSE") under the symbol NSX. These shares are essentially equivalent to Devon common stock. However, because they are issued by Devon's wholly-owned subsidiary, Northstar, they qualify as a domestic Canadian investment for Canadian institutional shareholders. They are exchangeable at any time, on a one-for-one basis, for common shares of Devon at the holder's option.

        The following table sets forth the high and low sales prices for Devon common stock and exchangeable shares as reported by the AMEX and TSE for the periods indicated.

                                         American Stock Exchange            The Toronto Stock Exchange
                                     -------------------------------     -------------------------------
                                                             Average                             Average
                                      High         Low       Daily         High        Low       Daily
                                      (US$)       (US$)      Volume       (CN$)       (CN$)      Volume
                                     -------     -------     -------     -------     -------     -------
1999:
Quarter Ended March 31, 1999           31.75       20.13     233,954       48.00       30.40       4,240
Quarter Ended June 30, 1999            37.44       25.94     225,938       54.85       39.60      15,457
Quarter Ended September 30, 1999       44.94       33.00     624,356       65.75       51.30      11,650
Quarter Ended December 31, 1999        42.00       29.50     486,409       61.60       43.45       3,108
2000:
Quarter Ended March 31, 2000           48.56       31.38     376,279       69.50       45.65      20,854
Quarter Ended June 30, 2000            60.94       43.75     613,910       90.10       65.30      12,021
Quarter Ended September 30, 2000       62.56       42.56     998,008       92.45       62.90      16,038
Quarter Ended December 31, 2000        64.74       48.00     829,198       97.45       73.40       4,526
2001:
Quarter Ended March 31, 2001
(through March 12, 2001)               66.75       52.30     996,310      102.00       79.90       9,657


DIVIDENDS

        Devon commenced the payment of regular quarterly cash dividends on its common stock on June 30, 1993, in the amount of $0.03 per share. Effective December 31, 1996, Devon increased its quarterly dividend payment to $0.05 per share. Devon anticipates continuing to pay regular quarterly dividends in the foreseeable future. Dividends are also paid on the exchangeable shares at the same rate and on the same dates as dividends paid on the common stock.

        On March 13, 2001, there were 32,972 holders of record of Devon common stock and 340 holders of record for the exchangeable shares.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial information (not covered by the independent auditors' reports) should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data." Note 2 to the consolidated financial statements included in Item 8 of this report contains information on the 2000 merger between Devon and Santa Fe Snyder, the 1999 mergers between Devon and PennzEnergy Company and between Santa Fe Energy Resources, Inc. and Snyder Oil Corporation and the 1998 combination of Devon and Northstar Energy Corporation ("Northstar"), as well as unaudited pro forma financial data for the years 1999 and 1998.

                                                                              YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                        2000           1999            1998            1997            1996
                                                     ----------     ----------      ----------      ----------      ----------
                                                                  (THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
OPERATING RESULTS
Oil sales                                            $1,078,759        561,018         309,990         555,237         584,519
Gas sales                                             1,485,221        627,869         347,273         375,193         220,556
NGL sales                                               154,465         67,985          24,715          35,838          28,712
Other revenue                                            65,658         20,596          24,248          48,255          36,470
                                                     ----------     ----------      ----------      ----------      ----------
Total revenues                                        2,784,103      1,277,468         706,226       1,014,523         870,257
                                                     ----------     ----------      ----------      ----------      ----------

Lease operating expenses                                440,780        298,807         226,561         263,907         259,009
Transportation costs                                     53,309         33,925          23,186          20,364          15,822
Production taxes                                        103,244         44,740          24,871          33,317          21,505
Depreciation, depletion and amortization
      of property and equipment                         693,340        406,375         243,144         285,708         192,107
Amortization of goodwill                                 41,332         16,111              --              --              --
General and administrative expenses                      93,008         80,645          45,454          53,081          47,411
Expenses related to mergers                              60,373         16,800          13,149              --              --
Interest expense                                        154,329        109,613          43,532          41,488          48,762
Deferred effect of changes in foreign currency
    exchange rate on subsidiary's long-term debt          2,408        (13,154)         16,104           5,860             199
Distributions on preferred securities of
    subsidiary trust                                         --          6,884           9,717           9,717           4,753
Reduction of carrying value of oil and
    gas properties                                           --        476,100         422,500         641,314          33,100
                                                     ----------     ----------      ----------      ----------      ----------
Total costs and expenses                              1,642,123      1,476,846       1,068,218       1,354,756         622,668
                                                     ----------     ----------      ----------      ----------      ----------

Earnings (loss) before income taxes, minority
    interest and extraordinary item                   1,141,980       (199,378)       (361,992)       (340,233)        247,589
Income tax expense (benefit):
    Current                                             130,793         23,056          (3,713)         35,757          30,534
    Deferred                                            280,845        (72,490)       (122,394)       (162,499)         58,752
                                                     ----------     ----------      ----------      ----------      ----------
    Total                                               411,638        (49,434)       (126,107)       (126,742)         89,286
                                                     ----------     ----------      ----------      ----------      ----------

Earnings (loss) before minority interest and
    extraordinary item                                  730,342       (149,944)       (235,885)       (213,491)        158,303

Minority interest in Monterey Resources, Inc.                --             --              --          (4,700)         (1,300)
                                                     ----------     ----------      ----------      ----------      ----------
Earnings (loss) before extraordinary item               730,342       (149,944)       (235,885)       (218,191)        157,003
Extraordinary loss                                           --         (4,200)             --              --          (6,000)
                                                     ----------     ----------      ----------      ----------      ----------
Net earnings (loss)                                  $  730,342       (154,144)       (235,885)       (218,191)        151,003
                                                     ==========     ==========      ==========      ==========      ==========
Net earnings (loss) applicable to common
    shareholders                                     $  720,607       (157,795)       (235,885)       (230,191)        103,803
                                                     ==========     ==========      ==========      ==========      ==========

Net earnings (loss) per share before
    extraordinary loss:
    Basic                                            $     5.66          (1.64)          (3.32)          (3.35)           2.08
    Diluted                                          $     5.50          (1.64)          (3.32)          (3.35)           2.03

Net earnings (loss) per share after
    extraordinary loss:
    Basic                                            $     5.66          (1.68)          (3.32)          (3.35)           1.97
    Diluted                                          $     5.50          (1.68)          (3.32)          (3.35)           1.92

Cash dividends per common share(1)                   $     0.17           0.14            0.10            0.09            0.09
Weighted average common shares outstanding:
     Basic                                              127,421         93,653          70,948          68,732          52,744
     Diluted                                            131,730         99,313          76,932          75,366          55,553
Ratio of earnings to combined fixed charges
   and preferred stock dividends(2)                        7.31            N/A             N/A             N/A            3.90

                                                                                     DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                        2000            1999            1998            1997            1996
                                                     ----------      ----------      ----------      ----------      ----------
                                                                                    (THOUSANDS)
BALANCE SHEET DATA
    Total assets                                     $6,860,478       6,096,360       1,930,537       1,965,386       2,241,890
    Debentures exchangeable into shares of
      Chevron Corporation common stock               $  760,313         760,313              --              --              --
    Other long-term debt                             $1,288,523       1,656,208         735,871         427,037         361,500
    Convertible preferred securities of
       subsidiary trust                              $       --              --         149,500         149,500         149,500
    Stockholders' equity                             $3,277,604       2,521,320         749,763       1,006,546       1,159,772

                                                                                  YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                        2000            1999            1998            1997            1996
                                                     ----------      ----------      ----------      ----------      ----------
                                                                           (THOUSANDS, EXCEPT PER UNIT DATA)
CASH FLOW DATA
    Net cash provided by operating activities        $1,619,032         532,328         334,471         530,156         393,448
    Net cash used in investing activities            $(1,173,401)      (768,317)       (607,260)       (545,683)       (471,351)
    Net cash provided by (used in) financing
      activities                                     $ (389,571)        377,198         256,518          34,859          47,120
    Modified EBITDA(3,5)                             $2,033,389         802,551         373,005         643,854         526,510
    Cash margin(4,5)                                 $1,748,267         662,998         323,469         556,892         442,461

PRODUCTION, PRICE AND OTHER DATA
    Production:
        Oil (MBbls)                                      42,561          31,756          25,628          32,565          33,180
        Gas (MMcf)                                      426,146         304,203         198,051         186,239         123,286
        NGL (MBbls)                                       7,400           5,111           3,054           2,842           2,055
        MBoe(6)                                         120,985          87,568          61,691          66,447          55,783
    Average prices:
        Oil (Per Bbl)                                $    25.35           17.67           12.10           17.05           17.62
        Gas (Per Mcf)                                $     3.49            2.06            1.75            2.01            1.79
        NGL (Per Bbl)                                $    20.87           13.30            8.09           12.61           13.97
        Per Boe(6)                                   $    22.47           14.35           11.05           14.54           14.95
    Costs per Boe (6):
        Operating costs                              $     4.94            4.31            4.45            4.78            5.31
        Depreciation, depletion and amortization
          of oil and gas properties                  $     5.48            4.46            3.74            4.17            3.31
        General and administrative expenses          $     0.77            0.92            0.74            0.80            0.85


--------------------------------------------

(1) Cash dividends per share are presented based on the combined amount of dividends paid by Devon, Santa Fe Snyder and Northstar in each year. The dividends per share are also based on the number of shares outstanding in each year assuming the Santa Fe Snyder merger and the Northstar combination had been consummated as of the beginning of the earliest year presented. Santa Fe Snyder did not pay any dividends in any of the years presented. Northstar did not pay any dividends in 1997, or in 1998 prior to the closing of the Northstar combination. Also, Northstar's dividends paid in 1996 were at a rate per share that was different from the rate paid by Devon in 1996. Because of these facts, the cash dividends per share presented for 1996 through 2000 are not representative of the actual amounts paid by Devon on an historical basis. For the years 2000, 1999, 1998, 1997 and 1996, Devon's historical cash dividends per share were $0.20, $0.20, $0.20, $0.20 and $0.14, respectively.

(2) For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, (i) earnings consist of earnings before income taxes, plus fixed charges; (ii) fixed charges consist of interest expense, deferred effect of changes in foreign currency exchange rate on long-term debt, distributions on preferred securities of subsidiary trust, amortization of costs relating to indebtedness and the preferred securities of subsidiary trust, and one-third of rental expense estimated to be attributable to interest; and (iii) preferred stock dividends consist of the amount of pre-tax earnings required to pay dividends on the outstanding preferred stock. For the years 1999, 1998 and 1997, earnings were insufficient to cover combined fixed charges and preferred stock dividends by $205.3 million, $362.0 million and $346.0 million, respectively.

(3) Modified EBITDA represents earnings before interest (including deferred effect of changes in foreign currency exchange rate on subsidiary's long-term debt, and distributions on preferred securities of subsidiary trust), taxes, depreciation, depletion and amortization and reduction of carrying value of oil and gas properties.

(4) "Cash margin" equals total revenues less cash expenses. Cash expenses are all expenses other than the non-cash expenses of depreciation, depletion and amortization, deferred effect of changes in foreign currency exchange rate on subsidiary's long-term debt, reduction of carrying value of oil and gas properties and deferred income tax expense. Cash margin measures the net cash which is generated by a company's operations during a given period, without regard to the period such cash is actually physically received or spent by the company. This margin ignores the non-operational effect on a company's "net cash provided by operating activities", as measured by accounting principles generally accepted in the United States of America, from a company's activities as an operator of oil and gas wells. Such activities produce net increases or decreases in temporary cash funds held by the operator which have no effect on net earnings of the company.

(5) Modified EBITDA is presented because it is commonly accepted in the oil and gas industry as a financial indicator of a company's ability to service or incur debt. Cash margin is presented because it is commonly accepted in the oil and gas industry as a financial indicator of a company's ability to fund capital expenditures or service debt. Modified EBITDA and cash margin are also presented because investors routinely request such information. Management interprets the trends of modified EBITDA and cash margin in a similar manner as trends in net earnings.

     Modified EBITDA and cash margin should be used as supplements to, and not as substitutes for, net earnings and net cash provided by operating activities determined in accordance with accounting principles generally accepted in the United States of America as measures of Devon's profitability or liquidity. There may be operational or financial demands and requirements that reduce management's discretion over the use of modified EBITDA and cash margin. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Modified EBITDA and cash margin may not be comparable to similarly titled measures used by other companies.

(6) Gas volumes are converted to Boe or MBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGL are affected by market and other factors in addition to relative energy content.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis addresses changes in Devon's financial condition and results of operations during the three year period of 1998 through 2000. Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

OVERVIEW

        On May 25, 2000, Devon and Santa Fe Snyder Corporation announced their intent to merge. The transaction closed on August 29, 2000. The merger with Santa Fe Snyder was the largest transaction in Devon's history. As a result of the transaction, Devon issued approximately 40.6 million shares of common stock and assumed $730.9 million of long-term debt and $492.7 million of other liabilities. The merger increased Devon's proved reserves by 386.3 million barrels, or 58%, and the company's undeveloped leasehold by 16 million acres, or 99%.

        The merger with Santa Fe Snyder significantly expanded Devon's operations. However, another significant contributing factor to Devon's growth over the last three years was the company's 1999 acquisition of PennzEnergy Company ("PennzEnergy"). The acquisition of PennzEnergy added 396 million Boe of reserves, 13 million net acres of undeveloped leasehold and $3.2 billion of assets to Devon's balance sheet. In exchange, Devon issued approximately 21.5 million shares of common stock and assumed $1.6 billion of long-term debt and $0.7 billion of other liabilities. The merger was accounted for under the purchase method of accounting for business combinations. Therefore, Devon's 1999 results do not include any effect of PennzEnergy's operations prior to August 17, 1999.

        On December 10, 1998, Devon and Northstar Energy Corporation ("Northstar") completed their merger. The combination of Devon and Northstar added 115 million Boe of proved reserves and 1.8 million undeveloped acres, all in Canada. The Northstar combination was accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Devon's results for 1998 and prior years include the results of both Devon and Northstar as if the two had always been combined.

        In addition to the mergers and acquisitions, Devon's exploration and development efforts have also been significant contributors to Devon's growth. In 1998 and 1999, before the merger with Santa Fe Snyder, Devon spent approximately $0.5 billion in its exploration, drilling and development efforts. These costs included drilling 1,233 wells, of which 1,137 were completed as producers. In 2000, Devon and Santa Fe Snyder combined spent $0.9 billion in its exploration, drilling and development efforts. These costs included drilling 1,328 wells, of which 1,261 were completed as producers.

        Devon's merger with Santa Fe Snyder was accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Devon's prior years' results have been restated to combine such results with those of Santa Fe Snyder for all years presented. Thus, the three-year comparisons of various production, revenue and expense items presented later in this section are shown as if Devon and Santa Fe Snyder had been combined for all such periods.

Although this is consistent with the financial presentation of the merger, it disguises the substantial changes in Devon's operations that have occurred as a result of that transaction.

        To present the effects that Devon's merger with Santa Fe Snyder, the acquisition of PennzEnergy and Devon's drilling and development activities have had on operations during the last three years, the following statistics have been developed. This data assumes that Devon's merger with Santa Fe Snyder was closed at the beginning of 2000, but that prior year results were not restated. Thus, it compares Devon's 2000 results, including Santa Fe Snyder, to those of 1998 for Devon only, without Santa Fe Snyder. Such comparison yields the following fluctuations:

-    Combined oil, gas and NGL production increased 85.0 million Boe, or 236%.

- Average combined price of oil, gas and NGL increased by $11.68 per Boe, or 108%.

-    Total revenues increased $2.3 billion, or 599%.

- Net cash provided by operating activities increased $1.4 billion, or 745%. Cash margin increased $1.6 billion, or 853%.

-    Net earnings increased $790.6 million.

- Earnings per share increased to $5.50 per diluted share from a loss of $1.25 per diluted share in 1998.

        During 2000, Devon marked its twelfth anniversary as a public company. While Devon has consistently increased production over this twelve-year period, volatility in oil and gas prices has resulted in considerable variability in earnings and cash flows. Prices for oil, natural gas and NGL are determined primarily by market conditions. Market conditions for these products have been, and will continue to be, influenced by regional and world-wide economic growth, weather and other factors that are beyond Devon's control. Devon's future earnings and cash flows will continue to depend on market conditions.

        Like all oil and gas production companies, Devon faces the challenge of natural production decline. As initial pressures are depleted, oil and gas production from a given well naturally decreases. Thus, an oil and gas production company depletes part of its asset base with each unit of oil or gas it produces. Historically, Devon has been able to overcome this natural decline by adding, through drilling and acquisitions, more reserves than it produces. Devon's future growth, if any, will depend on its ability to continue to add reserves in excess of production.

        Because oil and gas prices are influenced by many factors outside of its control, Devon's management has focused its efforts on increasing oil and gas reserves and production and controlling expenses. Over its twelve-year history as a public company, Devon has been able to significantly reduce its operating costs per unit of production. Devon's future earnings and cash flows are dependent on its ability to continue to contain operating costs at levels that allow for profitable production.

RESULTS OF OPERATIONS

        The following discussion of Devon's results of operations from 1998 through 2000 include the restated results of Devon for the 2000 merger with Santa Fe Snyder and the 1998 combination with Northstar, both of which were accounted for using the pooling-of-interests method.

        Devon's total revenues have risen from $706.2 million in 1998 to $2.8 billion in 2000. In each of these three years, oil, gas and NGL sales accounted for over 96% of total revenues.

        Changes in oil, gas and NGL production, prices and revenues from 1998 to 2000 are shown in the following tables. (Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)


                                                                                   TOTAL
                                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                                    2000                          1999
                                                    2000           vs 1999         1999          vs 1998       1998
                                                  ----------     ----------     ----------     ----------     ----------
                                                                     (ABSOLUTE AMOUNTS IN THOUSANDS)
PRODUCTION
  Oil (MBbls) ...............................         42,561           +34%         31,756           +24%         25,628
  Gas (MMcf) ................................        426,146           +40%        304,203           +54%        198,051
  NGL (MBbls) ...............................          7,400           +45%          5,111           +67%          3,054
  Oil, gas and NGL (MBoe) ...................        120,985           +38%         87,568           +42%         61,691

REVENUES
  Per Unit of Production:
    Oil (per Bbl) ...........................     $    25.35           +43%          17.67           +46%          12.10
    Gas (per Mcf) ...........................     $     3.49           +69%           2.06           +18%           1.75
    NGL (per Bbl) ...........................     $    20.87           +57%          13.30           +64%           8.09
    Oil, gas and NGL (per Boe) ..............     $    22.47           +57%          14.35           +30%          11.05

  Absolute:
    Oil .....................................     $1,078,759           +92%        561,018           +81%        309,990
    Gas .....................................     $1,485,221          +137%        627,869           +81%        347,273
    NGL .....................................     $  154,465          +127%         67,985          +175%         24,715
                                                  ----------                    ----------                    ----------
    Oil, gas and NGL ........................     $2,718,445          +116%      1,256,872           +84%        681,978
                                                  ==========                    ==========                    ==========

                                                                                  DOMESTIC
                                                                           YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                                    2000                          1999
                                                    2000           vs 1999         1999          vs 1998       1998
                                                  ----------     ----------     ----------     ----------     ----------
                                                                     (ABSOLUTE AMOUNTS IN THOUSANDS)
PRODUCTION
  Oil (MBbls) ...............................         28,562           +60%         17,822           +45%         12,257
  Gas (MMcf) ................................        355,087           +61%        221,061           +82%        121,419
  NGL (MBbls) ...............................          6,702           +52%          4,396           +78%          2,468
  Oil, gas and NGL (MBoe) ...................         94,445           +60%         59,062           +69%         34,962

REVENUES
  Per Unit of Production:
    Oil (per Bbl) ...........................     $    25.45           +37%          18.64           +50%          12.43
    Gas (per Mcf) ...........................     $     3.67           +62%           2.27           +12%           2.02
    NGL (per Bbl) ...........................     $    20.30           +55%          13.11           +63%           8.05
    Oil, gas and NGL (per Boe) ..............     $    22.95           +52%          15.10           +26%          11.94

  Absolute:
    Oil .....................................     $  726,897          +119%        332,219          +118%        152,297
    Gas .....................................     $1,304,626          +160%        501,841          +105%        245,145
    NGL .....................................     $  136,048          +136%         57,610          +190%         19,871
                                                  ----------                    ----------                    ----------
    Oil, gas and NGL ........................     $2,167,571          +143%        891,670          +114%        417,313
                                                  ==========                    ==========                    ==========

                                                                                     CANADA
                                                                            YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                                    2000                          1999
                                                    2000           vs 1999         1999          vs 1998       1998
                                                  ----------     ----------     ----------     ----------     ----------
                                                                     (ABSOLUTE AMOUNTS IN THOUSANDS)
PRODUCTION
  Oil (MBbls) ...............................          4,760            -8%          5,178           -17%          6,257
  Gas (MMcf) ................................         62,284           -15%         73,561           +10%         67,158
  NGL (MBbls) ...............................            682            -3%            700           +24%            566
  Oil, gas and NGL (MBoe) ...................         15,823           -13%         18,138            +1%         18,016

REVENUES
  Per Unit of Production:
    Oil (per Bbl) ...........................     $    24.46           +58%          15.51           +29%          12.07
    Gas (per Mcf) ...........................     $     2.71           +75%           1.55           +16%           1.34
    NGL (per Bbl) ...........................     $    26.51           +84%          14.39           +75%           8.20
    Oil, gas and NGL (per Boe) ..............     $    19.18           +70%          11.27           +20%           9.43

  Absolute:
    Oil .....................................     $  116,427           +45%         80,298            +6%         75,493
    Gas .....................................     $  169,032           +48%        114,128           +27%         89,828
    NGL .....................................     $   18,078           +79%         10,075          +117%          4,644
                                                  ----------                    ----------                    ----------
    Oil, gas and NGL ........................     $  303,537           +48%        204,501           +20%        169,965
                                                  ==========                    ==========                    ==========

                                                                                 INTERNATIONAL
                                                                            YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                                    2000                          1999
                                                    2000           vs 1999         1999          vs 1998       1998
                                                  ----------     ----------     ----------     ----------     ----------
                                                                     (ABSOLUTE AMOUNTS IN THOUSANDS)
PRODUCTION
  Oil (MBbls) ...............................          9,239            +6%          8,756           +23%          7,114
  Gas (MMcf) ................................          8,775            -8%          9,581            +1%          9,474
  NGL (MBbls) ...............................             16            +7%             15           -25%             20
  Oil, gas and NGL (MBoe) ...................         10,717            +3%         10,368           +19%          8,713

REVENUES
  Per Unit of Production:
    Oil (per Bbl) ...........................     $    25.48           +50%          16.96           +47%          11.55
    Gas (per Mcf) ...........................     $     1.32            +6%           1.24            -5%           1.30
    NGL (per Bbl) ...........................     $    21.19            +6%          20.00          +100%          10.00
    Oil, gas and NGL (per Boe) ..............     $    23.08           +49%          15.50           +43%          10.87

  Absolute:
    Oil .....................................     $  235,435           +59%        148,501           +81%         82,200
    Gas .....................................     $   11,563            -3%         11,900            -3%         12,300
    NGL .....................................     $      339           +13%            300           +50%            200
                                                  ----------                    ----------                    ----------
    Oil, gas and NGL ........................     $  247,337           +54%        160,701           +70%         94,700
                                                  ==========                    ==========                    ==========


        OIL REVENUES 2000 vs. 1999 Oil revenues increased $517.7 million in 2000. Oil revenues increased $326.8 million due to a $7.68 per barrel increase in the average price of oil in 2000. An increase in 2000's production of 10.8 million barrels caused oil revenues to increase by $190.9 million. The PennzEnergy merger accounted for 6.8 million barrels of the 10.8 million barrel increase in production. The 2000 period included twelve months of production from the properties acquired in the 1999 PennzEnergy merger, while the 1999 period only included production for 4 1/2 months following the August 17, 1999 merger closing. Additionally, drilling activity and less significant acquisitions, offset in part by property dispositions and natural declines, caused a 4.0 million barrel increase in production.

        1999 vs. 1998 Oil revenues increased $251.0 million in 1999. Oil revenues increased $176.9 million due to a $5.57 per barrel increase in the average price of oil in 1999. An increase in 1999's production of 6.1 million barrels caused oil revenues to increase by $74.1 million. The August 1999 PennzEnergy merger added 5.3 million barrels of production during the last 4 1/2 months of 1999, and the Snyder merger added 1.1 million barrels of production during the last eight months of 1999. This increase was partially offset by a
0.3 million barrel decline in 1999 production from Devon's other properties.

        GAS REVENUES 2000 vs. 1999 Gas revenues increased $857.4 million in 2000. A 121.9 Bcf increase in production in 2000 added $251.7 million of gas revenues compared to 1999. A $1.43 per Mcf increase in the average gas price in 2000 contributed $605.7 million of the increase in gas revenues. The PennzEnergy merger accounted for 89.3 Bcf of the 121.9 Bcf increase in consolidated production.

        All of the 89.3 Bcf added by the PennzEnergy merger was attributable to domestic properties. Production from Devon's other domestic properties increased
44.7 Bcf, due primarily to additional development and acquisitions, net of natural declines and dispositions.

        Canadian gas production decreased 11.3 Bcf, or 15%, in 2000. Natural decline, increased royalty rates and dispositions of certain properties were the primary reasons for the production decline. Whereas domestic royalty rates are fixed percentages, the Canadian royalties are based on a sliding scale. As prices increased in 2000, the Canadian government's royalty percentage also increased, causing Devon's net production to decrease. Gross Canadian gas production, before royalties, was 83.4 Bcf in 2000 compared to 92.1 Bcf in 1999.

        1999 vs. 1998 Gas revenues increased $280.6 million in 1999. A 106.2 Bcf increase in production in 1999 added $186.1 million of gas revenues compared to 1998. A $0.31 per Mcf increase in the average gas price in 1999 contributed $94.5 million of the increase in gas revenues. The production increase was primarily related to the PennzEnergy and Snyder mergers. The PennzEnergy properties added 55.5 Bcf of production during the 4 1/2 months following the PennzEnergy merger. The Snyder properties added 36.9 Bcf of production during the last eight months following the May 1999 Snyder merger. A 6.4 Bcf increase in Devon's Canadian gas production also contributed to the increase in 1999 gas production.

        NGL REVENUES 2000 vs. 1999 NGL revenues increased $86.5 million in 2000. An increase in 2000's average price of $7.57 per barrel caused NGL revenues to increase $56.0 million. A production increase of 2.3 million barrels in 2000 caused revenues to increase $30.5 million. The 1999 PennzEnergy merger accounted for 2.5 million barrels of increased NGL production in 2000. This increase was partially offset by a 0.2 million barrel reduction in 2000 production from Devon's other properties. This reduction was caused by property dispositions and natural decline, offset in part by drilling activity and property acquisitions.

        1999 vs. 1998 NGL revenues increased $43.3 million in 1999. An increase in 1999's average price of $5.21 per barrel caused NGL revenues to increase $26.6 million. A production increase of 2.1 million barrels in 1999 caused revenues to increase $16.7 million. Production from the PennzEnergy properties for the last 4 1/2 months of 1999 accounted for 1.7 million barrels of the 1999 increase.

        OTHER REVENUES 2000 vs. 1999 Other revenues increased $45.1 million, or 219% in 2000. Increases in third party gas processing income and interest income were the primary reasons for the substantial increase in other revenues. Additionally, the 2000 period included $18.4 million of dividend income from the
7.1 million shares of Chevron Corporation common stock acquired in the 1999 PennzEnergy merger. The 1999 period included $6.7 million of dividend income on these same shares.

        1999 vs. 1998 Other revenues decreased $3.7 million in 1999. Other revenues in 1998 included $8.8 million of one-time revenues recognized by Northstar in 1998 from terminations of certain management agreements and gas contracts, and $4.7 million of interest income from federal income tax audits recognized by Santa Fe Snyder. In comparing 1999 to 1998, these nonrecurring 1998 revenues more than offset increases of $9.8 million in 1999 from other sources of revenues, including dividend income, interest income and third-party gas processing revenues.

Other revenues in 1999 included $6.7 million of dividend income in the last 4 1/2 months of the year from the 7.1 million shares of Chevron Corporation common stock.

        EXPENSES The details of the changes in pre-tax expenses between 1998 and 2000 are shown in the table below.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                                 2000                        1999
                                                                  2000         vs 1999        1999          vs 1998        1998
                                                                ---------     ---------     ---------      ---------     ---------
                                                                                     (ABSOLUTE AMOUNTS IN THOUSANDS)
Absolute:
  Production and operating expenses:
    Lease operating expenses ..............................     $ 440,780          +48%       298,807           +32%       226,561
    Transportation costs ..................................        53,309          +57%        33,925           +46%        23,186
    Production taxes ......................................       103,244         +131%        44,740           +80%        24,871
  Depreciation, depletion and amortization of
      oil and gas properties ..............................       662,890          +70%       390,117           +69%       230,419
  Amortization of goodwill ................................        41,332         +157%        16,111            N/M            --
                                                                ---------                   ---------                    ---------
      Subtotal ............................................     1,301,555          +66%       783,700           +55%       505,037

  Depreciation and amortization of non-oil and
    gas properties ........................................        30,450          +87%        16,258           +28%        12,725
  General and administrative expenses .....................        93,008          +15%        80,645           +77%        45,454
  Expenses related to mergers .............................        60,373         +259%        16,800           +28%        13,149
  Interest expense ........................................       154,329          +41%       109,613          +152%        43,532
  Deferred effect of changes in foreign currency
      exchange rate on subsidiary's long-term debt ........         2,408           N/M       (13,154)           N/M        16,104
  Distributions on preferred securities of
    subsidiary trust ......................................            --         -100%         6,884           -29%         9,717
  Reduction of carrying value of oil and gas
    properties ............................................            --         -100%       476,100           +13%       422,500
                                                                ---------                   ---------                    ---------

      Total ...............................................     $1,642,123         +11%     1,476,846           +38%     1,068,218
                                                                =========                   =========                    =========

Per Boe:
  Production and operating expenses:
    Lease operating expenses ..............................     $    3.65           +7%          3.41            -7%          3.67
    Transportation costs ..................................          0.44          +13%          0.39            +3%          0.38
    Production taxes ......................................          0.85          +67%          0.51           +28%          0.40
  Depreciation, depletion and amortization of
      oil and gas properties ..............................          5.48          +23%          4.46           +19%          3.74
  Amortization of goodwill ................................          0.34          +89%          0.18            N/M            --
                                                                ---------                   ---------                    ---------
      Subtotal ............................................         10.76          +20%          8.95            +9%          8.19

  Depreciation and amortization of non-oil and
    gas properties(1) .....................................          0.25          +32%          0.19           -10%          0.21
  General and administrative expenses(1) ..................          0.77          -16%          0.92           +24%          0.74
  Expenses related to prior mergers(1) ....................          0.50         +163%          0.19           -10%          0.21
  Interest expense(1) .....................................          1.27           +2%          1.25           +79%          0.70
  Deferred effect of changes in foreign currency
      exchange rate on subsidiary's long-term debt(1) .....          0.02           N/M         (0.15)           N/M          0.26
  Distributions on preferred securities of
    subsidiary trust(1) ...................................            --         -100%          0.08           -50%          0.16
  Reduction of carrying value of oil and gas
    properties(1) .........................................            --         -100%          5.44           -21%          6.85
                                                                ---------                   ---------                    ---------
     Total ................................................     $   13.57          -20%         16.87            -3%         17.32
                                                                =========                   =========                    =========


(1) Though per Boe amounts for these expense items may be helpful for profitability trend analysis, these expenses are not directly attributable to production volumes.

N/M -- Not meaningful.

        PRODUCTION AND OPERATING EXPENSES The details of the changes in production and operating expenses between 1998 and 2000 are shown in the table below.


                                                                                              TOTAL
                                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                                 2000                        1999
                                                                  2000         vs 1999        1999          vs 1998        1998
                                                                ---------     ---------     ---------      ---------     ---------
                                                                                     (ABSOLUTE AMOUNTS IN THOUSANDS)
Absolute:
  Recurring lease operating expenses ......................     $ 422,853          +45%       291,037          +33%       219,316
  Well workover expenses ..................................        17,927         +131%         7,770           +7%         7,245
  Transportation costs ....................................        53,309          +57%        33,925          +46%        23,186
  Production taxes ........................................       103,244         +131%        44,740          +80%        24,871
                                                                ---------                   ---------                    ---------
     Total production and operating expenses ..............     $ 597,333          +58%       377,472          +37%       274,618
                                                                =========                   =========                    =========

Per Boe:
  Recurring lease operating expenses ......................     $    3.50           +5%          3.32           -7%          3.56
  Well workover expenses ..................................          0.15          +67%          0.09          -18%          0.11
  Transportation costs ....................................          0.44          +13%          0.39           +3%          0.38
  Production taxes ........................................          0.85          +67%          0.51          +28%          0.40
                                                                ---------                   ---------                    ---------
     Total production and operating expenses ..............     $    4.94          +15%          4.31           -3%          4.45
                                                                =========                   =========                    =========

        2000 vs. 1999 Recurring lease operating expenses increased $131.8 million, or 45%, in 2000. The 1999 PennzEnergy merger accounted for $92.4 million of the increase in expenses. Additionally, $11.0 million of costs were added by the August 1999 and January 2000 acquisitions of certain properties and $7.7 million of costs were added by the Snyder merger. Other than the added costs from these acquisitions, Devon's recurring costs increased $20.7 million in 2000. This increase was primarily caused by increased production and higher ad valorem taxes and fuel costs.

        Transportation costs represent those costs paid directly to third-party providers to transport oil and gas production sold downstream from the wellhead. Transportation costs increased $19.4 million, or 57% in 2000 primarily due to increased production.

        The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 143% increase in domestic oil, gas and NGL revenues was the primary cause of a 136% increase in domestic production taxes. Production taxes did not increase proportionately to the increase in revenues. This was primarily due to the addition in 1999 of oil and gas revenues from offshore Gulf of Mexico properties acquired in the PennzEnergy merger. Revenues generated from such offshore properties do not incur state production taxes.

        1999 vs. 1998 Recurring lease operating expenses increased $71.7 million, or 33%, in 1999. The PennzEnergy properties added $57.3 million of expenses in the last 4 1/2 months of the year, and the Snyder properties added $17.7 million of expenses for the last eight months of the year. Other than the added costs from the PennzEnergy and Snyder properties, recurring expenses on Devon's other properties dropped $3.3 million in 1999. Efficiencies achieved in certain of Devon's oil producing properties contributed a substantial portion of this cost reduction.

        Transportation costs increased $10.7 million, or 46% in 1999 primarily due to increased production.

        As previously stated, most of the U.S. production taxes are based on a fixed percentage of revenues. Therefore, the 114% increase in domestic oil, gas and NGL revenues was the primary cause of a 88% increase in domestic production taxes.

        DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") Devon's largest recurring non-cash expense is DD&A. DD&A of oil and gas properties is calculated as the percentage of total proved reserve volumes produced during the year, multiplied by the net capitalized investment in those reserves including estimated future development costs (the "depletable base"). Generally, if reserve volumes are revised up or down, then the DD&A rate per unit of production will change inversely. However, if the depletable base changes, then the DD&A rate moves in the same direction. The per unit DD&A rate is not affected by production volumes. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes. Oil and gas property DD&A is calculated separately on a country-by-country basis.

        2000 vs. 1999 Oil and gas property related DD&A increased $272.8 million, or 70%, in 2000. Oil and gas property related DD&A increased $148.9 million due to the 38% increase in oil, gas and NGL production in 2000. Oil and gas property related DD&A increased $123.9 million due to an increase in the consolidated DD&A rate. The consolidated DD&A rate increased from $4.46 per Boe in 1999 to $5.48 per Boe in 2000.

        Non-oil and gas property DD&A increased $14.2 million in 2000 compared to 1999. Depreciation of the non-oil and gas properties acquired in the PennzEnergy and Snyder mergers and depreciation of Devon's new Wyoming gas pipeline and gathering system, accounted for the increase in 2000's expense.

        1999 vs. 1998 Oil and gas property related DD&A increased $159.7 million, or 69%, in 1999. Oil and gas property related DD&A increased $96.7 million due to the 42% increase in oil, gas and NGL production in 1999. Oil and gas property related DD&A increased $63.0 million due to an increase in the consolidated DD&A rate. The consolidated DD&A rate increased from $3.74 per Boe in 1998 to $4.46 per Boe in 1999. The 1999 rate of $4.46 per Boe was a blended rate of before and after the PennzEnergy and Snyder mergers.

        Non-oil and gas property DD&A increased $3.5 million in 1999 compared to 1998. Depreciation of the non-oil and gas properties acquired in the PennzEnergy and Snyder mergers and depreciation of Devon's new Wyoming gas pipeline and gathering system, accounted for the increase in 1999's expense.

        AMORTIZATION OF GOODWILL In connection with the PennzEnergy merger, Devon recorded $346.9 million of goodwill. The goodwill was allocated $299.5 million to domestic operations and $47.4 million to international operations. The goodwill is being amortized using the units-of-production method. Substantially all of the $41.3 million and $16.1 million of amortization recognized in 2000 and 1999, respectively, was related to the domestic balance.

        GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") Devon's net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. See the following table for a summary of G&A expenses by component.

                                                               TOTAL
                                                      YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------
                                                 2000                         1999
                                2000            vs 1999         1999         vs 1998          1998
                              ----------      ----------     ----------    -----------      ----------
                                                           (IN THOUSANDS)
Gross G&A ...............     $  205,693            +37%        150,441            +57%         95,589
Capitalized G&A .........        (61,764)          +114%        (28,878)           +95%        (14,812)
Reimbursed G&A ..........        (50,921)           +24%        (40,918)           +16%        (35,323)
                              ----------                     ----------                     ----------
    Net G&A .............     $   93,008            +15%         80,645            +77%         45,454
                              ==========                     ==========                     ==========

        2000 vs. 1999 Net G&A increased $12.4 million in 2000. Gross G&A increased $55.3 million in 2000 compared to 1999. The increase in gross expenses was primarily related to additional costs incurred as a result of the 1999 PennzEnergy and Snyder mergers. G&A was reduced $32.9 million in 2000 due to an increase in the amount capitalized as part of oil and gas properties. G&A was also reduced $10.0 million in 2000, by an increase in the amount of reimbursements on operated properties in the 2000 period. The increase in capitalized and reimbursed G&A was primarily related to the 1999 PennzEnergy and Snyder mergers.

        1999 vs. 1998 Net G&A increased $35.2 million in 1999. Gross G&A increased $54.9 million in 1999. Included in the increase in gross expenses were $36.7 million of expenses related to 4 1/2 months of the PennzEnergy operations. G&A was lowered $14.1 million due to an increase in the amount capitalized as part of oil and gas properties. The 1999 amount capitalized included $5.5 million related to the PennzEnergy operations for the last 4 1/2 months of the year. G&A was also reduced by a $5.6 million increase in the amount of reimbursements on operated properties. The 1999 reimbursements received from the PennzEnergy properties were $6.0 million.

        EXPENSES RELATED TO MERGERS Approximately $60.4 million of expenses were incurred in 2000 in connection with the Santa Fe Snyder merger. These expenses consisted primarily of severance and other benefit costs, investment banking fees, other professional expenses, costs associated with duplicate facilities and various transaction related costs. The pooling-of-interests method of accounting for business combinations requires such costs to be expensed as opposed to capitalized as costs of the transaction.

        Approximately $16.8 million of expenses were incurred by Santa Fe Snyder in 1999 related to the Snyder merger. These costs included $14.4 million related to compensation plans and other benefits, and $1.9 million of severance and relocation costs. The $16.8 million of costs related to the operations and employees of the former Santa Fe Energy Resources, Inc., not those of the former Snyder Oil Corporation. Therefore, the costs were required to be expensed as opposed to capitalized as part of the Snyder merger.

        Approximately $13.1 million of expenses were incurred in 1998 in connection with the Northstar combination. These expenses consisted primarily of investment bankers' fees, legal fees and costs of printing and distributing the proxy statement to shareholders.

        INTEREST EXPENSE 2000 vs. 1999 Interest expense increased $44.7 million, or 41%, in 2000. An increase in the average debt balance outstanding from $1.5 billion in 1999 to $2.3 billion in 2000 caused interest expense to increase by $53.7 million. The increase in average debt outstanding in 2000 was attributable to the long-term debt assumed in the Snyder and PennzEnergy mergers on May 5, 1999 and August 17, 1999, respectively. The average interest rate on outstanding debt decreased from 7.0% in 1999 to 6.7% in 2000. This rate decrease caused interest expense to decrease $4.7 million in 2000. Other items included in interest expense that are not related to the debt balance outstanding, such as facility and agency fees, amortization of costs and other miscellaneous items, were $4.3 million lower in 2000 compared to 1999.

        1999 vs. 1998 Interest expense increased $66.1 million in 1999. An increase in the average debt balance outstanding from $588.3 million in 1998 to $1.5 billion in 1999 caused interest expense to increase by $69.9 million. The increase in average debt outstanding in 1999 was attributable to the long-term debt assumed in the Snyder and PennzEnergy mergers on May 5, 1999 and August 17, 1999, respectively. The average interest rate on outstanding debt decreased from 7.3% in 1998 to 7.0% in 1999. This rate decrease caused interest expense to decrease $4.9 million in 1999. Other items included in interest expense that are not related to the debt balance outstanding, such as facility and agency fees, amortization of costs and other miscellaneous items, were $1.1 million higher in 1999 compared to 1998.

        DEFERRED EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATE ON SUBSIDIARY'S LONG-TERM DEBT 2000 vs. 1999 Until mid-January 2000, Devon's Canadian subsidiary Northstar Energy Corporation had certain fixed-rate senior notes which were denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were issued to the dates of repayment increased or decreased the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt were required to be included in determining net earnings for the period in which the exchange rate changed. In mid-January 2000, the U.S. dollar denominated notes were retired prior to maturity with cash on hand and borrowings under Devon's long-term credit facilities. The Canadian-to-U.S. dollar exchange rate dropped slightly in January prior to the debt retirement. As a result, $2.4 million of expense was recognized in 2000.

        1999 vs. 1998 The rate of converting Canadian dollars to U.S. dollars increased from $0.6535 at the end of 1998 to $0.6929 at the end of 1999. The balance of Northstar's U.S. dollar denominated notes remained constant at $225 million throughout 1999. The higher conversion rate on the $225 million of debt reduced the Canadian dollar equivalent of debt recorded by Northstar at the end of 1999. Therefore, a $13.2 million reduction to expenses was recorded in 1999.

        DISTRIBUTIONS ON PREFERRED SECURITIES OF SUBSIDIARY TRUST As discussed in Note 9 to the consolidated financial statements, Devon, through its affiliate Devon Financing Trust, completed the issuance of $149.5 million of 6.5% Trust Convertible Preferred Securities ("TCP Securities") in July 1996. The TCP Securities had a maturity date of June 15, 2026. However, in October 1999, Devon issued notice to the holders of the TCP Securities that it was exercising its right to redeem such securities on November 30, 1999. Substantially all of the holders of the TCP Securities elected to exercise their conversion rights instead of receiving the redemption cash value. As a result, all but 950 of the
2.99 million units of TCP Securities were exchanged for shares of Devon common stock. As a result, Devon issued approximately 4.9 million shares of common stock for substantially all of the outstanding units of TCP Securities. The redemption price for the 950 units redeemed was approximately $50,000.

        2000 vs. 1999 There were no TCP Securities distributions in 2000 compared to $6.9 million in 1999. Substantially all of the TCP Securities were exchanged for shares of Devon common stock on November 30, 1999.

        1999 vs. 1998 The TCP Securities distributions in 1999 were $6.9 million compared to $9.7 million in 1998. Substantially all of the TCP Securities were exchanged for shares of Devon common stock on November 30, 1999. Therefore, there was no fourth quarter 1999 distribution on the exchanged TCP Securities.

        REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, is written off as an expense.

        Devon did not reduce the carrying value of its oil and gas properties in 2000. During 1999 and 1998, Devon reduced the carrying value of its oil and gas properties by $476.1 million and $422.5 million, respectively, due to the full-cost ceiling limitations. The after-tax effect of these reductions in 1999 and 1998 were $309.7 million and $280.8 million, respectively.

        INCOME TAXES 2000 vs. 1999 Devon's 2000 financial tax expense rate was 36% of income before income tax expense. This rate was higher than the statutory federal tax rate of 35% due to the effect of goodwill amortization that is not deductible for income tax purposes and the effect of foreign income taxes, offset in part by the recognition of a benefit from the disposition of Devon's assets in Venezuela. The 1999 financial tax benefit rate was 25%. This rate was lower than the statutory federal tax rate of 35% due to the effect of goodwill amortization that is not deductible for income tax purposes and the effect of foreign income taxes.

        1999 vs. 1998 Devon's 1999 financial tax benefit rate was 25% of loss before income tax benefit. This rate was lower than the statutory federal tax rate of 35% due to the effect of goodwill amortization that is not deductible for income tax purposes and the effect of foreign income taxes. The 1998 financial tax benefit rate was 35%.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

        The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the supplemental consolidated statements of cash flows included elsewhere in this report.

        CAPITAL EXPENDITURES Approximately $1.3 billion was spent in 2000 for capital expenditures, of which $1.2 billion was related to the acquisition, drilling or development of oil and gas properties. These amounts compare to 1999 total expenditures of $883.4 million ($784.9 million of which was related to oil and gas properties) and 1998 total expenditures of $712.8 million ($704.6 million of which was related to oil and gas properties.)

        OTHER CASH USES Devon's common stock dividends were $22.2 million, $12.7 million and $7.3 million in 2000, 1999 and 1998, respectively. Devon also paid $9.7 million of preferred stock dividends in 2000 and $3.7 million in the last
4 1/2 months of 1999 following the PennzEnergy merger.

        CAPITAL RESOURCES AND LIQUIDITY Net cash provided by operating activities ("operating cash flow") has historically been the primary source of Devon's capital and short-term liquidity. Operating cash flow was $1.6 billion, $532.3 million and $334.5 million in 2000, 1999 and 1998, respectively. The trends in operating cash flow during these periods have generally followed those of the various revenue and expense items previously discussed.

        In addition to operating cash flow, Devon's credit lines and the private placement of long-term debt have been an important source of capital and liquidity. In 2000 and 1999, debt repayments exceeded borrowings by $371.6 million and $144.7 million, respectively. During 1998, long-term debt borrowings exceeded repayments by $264.2 million.

        Prior to the August 2000 merger, Devon and Santa Fe Snyder each had their own unsecured credit facilities. Devon's credit facilities prior to the merger aggregated $750 million, with $475 million in a U.S. facility and $275 million in a Canadian facility. These Devon credit facilities were entered into in October 1999. Santa Fe Snyder's credit facilities prior to the merger aggregated $600 million.

        Concurrent with the closing of the Santa Fe Snyder merger on August 29, 2000, Devon entered into new unsecured long-term credit facilities aggregating $1 billion (the "Credit Facilities"). The Credit Facilities replaced the prior separate facilities of Devon and Santa Fe Snyder. The Credit Facilities include a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility").

        The $725 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $525 million. The Tranche B facility can be increased to as high as $625 million and reduced to as low as $425 million by reallocating the amount available between the Tranche B facility and the Canadian Facility. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until August 28, 2001 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. Debt borrowed under the Tranche B facility matures two years and one day following the end of the Tranche B Revolving Period. As of December 31, 2000, Devon had no borrowings under its U.S. Facility.

        Devon may borrow funds under the $275 million Canadian Facility until August 28, 2001 (the "Canadian Facility Revolving Period"). As disclosed in the prior paragraph, the Canadian Facility can be increased to as high as $375 million and reduced to as low as $175 million by reallocating the amount available between the Tranche B facility and the Canadian Facility. Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 45 and 90 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semi-annual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. As of December 31, 2000, Devon had $146.7 million borrowed under its Canadian Facility at a weighted average interest rate of 6.1%.

        Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate, and are tied to margins determined by Devon's corporate credit ratings. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $0.9 million that is payable quarterly.

        On August 29, 2000, Devon entered into a commercial paper program. Total borrowings under the U.S. credit facility and the commercial paper program may not exceed $725 million. The commercial paper borrowings may have terms of up to 365 days and bear interest at rates agreed to at the time of the borrowing. The interest rate will be based on a standard index such as the Federal Funds Rate, London Interbank Offered Rate (LIBOR), or the money market rate as found on the commercial paper market. As of December 31, 2000, Devon had no borrowings under its commercial paper program.

        In June 2000, Devon privately sold zero coupon convertible senior debentures. The convertible debentures were sold at a price of $464.13 per debenture with a yield to maturity of 3.875% per annum. Each of the 760,000 debentures is convertible into 5.7593 shares of Devon common stock. Devon may call the debentures at any time after five years, and a debenture holder has the right to require Devon to repurchase the debentures after five, 10 and 15 years, at the issue price plus accrued original issue discount and interest. The proceeds to Devon were approximately $346.1 million, net of debt issuance costs of approximately $6.6 million. Devon used the proceeds from the sale of these convertible debentures to pay down other domestic long-term debt.

        Another significant source of liquidity in 1999 was the $402 million received from the sale of approximately 10.3 million shares of Devon's common stock in a public offering. The proceeds were primarily used to retire $350 million of long-term debt in the fourth quarter of 1999. The retired debt, which Devon assumed in the PennzEnergy merger, had an average interest rate of 10% per year. Also, Santa Fe Snyder raised $108 million in 1999 from an equity offering of its common stock following its merger with Snyder.

2001 ESTIMATES

        The forward-looking statements provided in this discussion are based on management's examination of historical operating trends, the information which was used to prepare the December 31, 2000 reserve reports of independent petroleum engineers and other data in Devon's possession or available from third parties. Devon cautions that its future oil, natural gas and NGL production, revenues and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development and production and sale of oil and gas. These risks include, but are not limited to, price volatility, inflation, the lack of availability of goods and services, environmental risks, drilling risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves, and other risks as outlined below. Also, the financial results of Devon's foreign operations are subject to currency exchange rate risks. Additional risks are discussed below in the context of line items most affected by such risks.

        SPECIFIC ASSUMPTIONS AND RISKS RELATED TO PRICE AND PRODUCTION ESTIMATES Prices for oil, natural gas and NGL are determined primarily by prevailing market conditions. Market conditions for these products are influenced by regional and world-wide economic growth, weather and other substantially variable factors. These factors are beyond Devon's control and are difficult to predict. In addition to volatility in general, Devon's oil, gas and NGL prices may vary considerably due to differences between regional markets, transportation availability and demand for different grades of oil, gas and NGL. Over 97% of Devon's revenues are attributable to sales of these three commodities. Consequently, Devon's financial results and resources are highly influenced by this price volatility.

        Estimates for Devon's future production of oil, natural gas and NGL are based on the assumption that market demand and prices for oil and gas will continue at levels that allow for profitable production of these products. There can be no assurance of such stability. Also, Devon's International production of oil, natural gas and NGL is governed by payout agreements with the governments of the countries in which Devon operates. If the payout under these agreements is attained earlier than projected, Devon's net production and proved reserves in such areas could be reduced.

        The production, transportation and marketing of oil, natural gas and NGL are complex processes which are subject to disruption due to transportation and processing availability, mechanical failure, human error, meteorological events, including, but not limited to, hurricanes, and numerous other factors. The following forward-looking statements were prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and NGL during 2001 will be substantially similar to those of 2000, unless otherwise noted. Given the general limitations expressed herein, Devon's forward-looking statements for 2001 are set forth below. Unless otherwise noted, all of the following dollar amounts are expressed in U.S. dollars.

Those amounts related to Canadian operations have been converted to U.S. dollars using an exchange rate of $0.6695 U.S. dollar to $1.00 Canadian dollar. The actual 2001 exchange rate may vary materially from this estimated rate. Such variations could have a material effect on the following Canadian estimates.

        GEOGRAPHIC REPORTING AREAS FOR 2001 The following estimates of production, average price differentials and capital expenditures are provided separately for each of Devon's geographic divisions. These divisions are as follows:

- the Gulf Division, which operates oil and gas properties located primarily in the onshore South Texas and South Louisiana areas and offshore in the Gulf of Mexico;

- the Rocky Mountain Division, which operates oil and gas properties located in the Rocky Mountains area of the United States stretching from the Canadian border south into northern New Mexico;

- the Permian/Mid-Continent Division, which operates all properties located in the United States other than those operated by the Gulf Division and the Rocky Mountain Division;

-    Canada; and

- International Division, which encompasses all oil and gas properties that lie outside of the United States and Canada.

YEAR 2001 POTENTIAL OPERATING ITEMS

        OIL, GAS AND NGL PRODUCTION Set forth in the following paragraphs are individual estimates of Devon's oil, gas and NGL production in 2001. On a combined basis, Devon estimates its 2001 oil, gas and NGL production will total between 120.4 million and 128.0 million barrels of oil equivalent. Devon's estimates of 2001 production do not include certain oil, gas and NGL production from various properties that were sold during 2000. These sold properties produced approximately 2.9 million barrels of oil equivalent in 2000 that will not be produced by Devon in 2001.

        OIL PRODUCTION Devon expects its oil production in 2001 to total between
40.3 million barrels and 42.8 million barrels. The expected ranges of production by division are as follows:

                                             Expected Range of
                                             Production (MMBbls)
                                             -------------------
         Permian/Mid-Continent               12.2 to 12.9
         Gulf                                10.1 to 10.8
         Rocky Mountain                      3.0 to 3.2
         Canadian                            5.3 to 5.6
         International                       9.7 to 10.3

        OIL PRICES -- FIXED Devon has fixed the price it will receive in 2001 on a portion of its oil production through certain forward oil sales. Devon has executed forward oil sales attributable to the Permian/Mid-Continent Division for 3.7 million barrels at an average price of $16.84 per barrel. These fixed-price volumes represent 9% of Devon's expected consolidated oil production in 2001. Santa Fe Snyder Corporation entered into these forward oil sales agreements in late 1999 and early 2000, and used the proceeds to acquire interests in producing properties in the Gulf of Mexico.

        OIL PRICES -- FLOATING For the oil production for which prices have not been fixed, Devon's 2001 average prices for each of its divisions are expected to differ from the New York Mercantile Exchange price ("NYMEX") as set forth in the following table. The NYMEX price is the monthly average of settled prices on each trading day for West Texas Intermediate Crude oil delivered at Cushing, Oklahoma.

                                               Expected Range of Oil Prices
                                               Greater Than (Less Than) NYMEX
                                               ------------------------------
           Permian/Mid-Continent               ($3.10) to ($2.10)
           Gulf                                ($2.90) to ($1.90)
           Rocky Mountain                      ($2.50) to ($1.50)
           Canadian                            ($5.50) to ($4.50)
           International                       ($3.65) to ($2.65)

        The above range of expected Canadian differentials compared to NYMEX includes an estimated $0.11 per barrel decrease resulting from foreign currency hedges. These hedges, in which Devon will sell $10 million in 2001 at an average Canadian-to-U.S. exchange rate of $0.7102 and buy the same amount of dollars at the floating exchange rate, offset a portion of the exposure to currency fluctuations on those Canadian oil sales that are based on U.S. prices. The $0.11 per barrel decrease is based on the assumption that the average Canadian-to-U.S. conversion rate for the year 2001 is $0.6695.

        GAS PRODUCTION Devon expects its 2001 gas production to total between 439 Bcf and 469 Bcf. The expected ranges of production by division are as follows:

                                                        Expected Range of
                                                        Production (Bcf)
                                                        ----------------
                    Permian/Mid-Continent               114 to 121
                    Gulf                                144 to 153
                    Rocky Mountain                      115 to 123
                    Canadian                            58 to 62
                    International                        8 to 10

        GAS PRICES -- FIXED Through various price swaps and fixed-price physical delivery contracts, Devon has fixed the price it will receive in 2001 on a portion of its natural gas production. The following tables include information on this fixed-price production by division. Where necessary, the prices have been adjusted for certain transportation costs that are netted against the price recorded by Devon, and the price has also been adjusted for the Btu content of the gas production that has been hedged.

                                            FIRST HALF OF 2001                       SECOND HALF OF 2001
                                      -------------------------------            ----------------------------
  DIVISION                            MCF/DAY               PRICE/MCF            MCF/DAY            PRICE/MCF
  --------                            -------               ---------            -------            ---------
  Rocky Mountain                      20,661                $1.90                57,955             $3.68
  Gulf                                     -                $-                   40,000             $5.45
  Canada                              60,011                $1.53                56,888             $1.52

        Additionally, Devon has entered into a basis swap on 7.3 Bcf of 2001 gas production. Under the terms of the basis swap, the counterparty pays Devon the average NYMEX price for the last three trading days of each month, less $0.30 per Mcf. In return, Devon pays the counterparty the Colorado Interstate Gas Co. ("CIG") index price published by "Inside F.E.R.C.'s Gas Market Report" ("Inside FERC"). The effect of this swap is included in Rocky Mountain Division gas revenues. This basis swap does not qualify as a hedge under the provisions of SFAS No. 133. Accordingly, fluctuations in the fair value of this basis swap will be recorded in earnings beginning in the first quarter of 2001.

        GAS PRICES -- FLOATING For the natural gas production for which prices have not been fixed, Devon's 2001 average prices for each of its divisions are expected to differ from NYMEX as set forth in the following table. NYMEX is determined to be the first-of-month South Louisiana Henry Hub price index as published monthly in "Inside FERC."

                                                 Expected Range of Gas Prices
                                                 Greater Than (Less Than) NYMEX
                                                 ------------------------------
             Permian/Mid-Continent               ($0.40) to  $0.10
             Gulf                                ($0.15) to  $0.35
             Rocky Mountain                      ($0.90) to ($0.40)
             Canadian                            ($0.85) to ($0.35)
             International                       ($2.60) to ($2.10)

        Devon has also entered into a costless price collar that sets a floor and ceiling price for 20,000 MMBtu/day of Rocky Mountain Division gas production during the second half of 2001. The collar has a floor and ceiling price per MMBtu of $4.10 and $8.00, respectively. The floor and ceiling prices are based on the first-of-the-month CIG price index as published monthly by Inside FERC. If the CIG index is outside of the ranges set by the floor and ceiling prices, Devon and the counterparty to the collar will settle the difference. Any such settlements will either increase or decrease Devon's gas revenues for the period. Because Devon's gas volumes are often sold at prices that differ from related regional indices, and due to differing Btu content of gas production, the floor and ceiling prices of the collar do not reflect actual limits of Devon's realized prices for the production volumes related to the collar.

        NGL PRODUCTION Devon expects its 2001 production of NGL to total between
6.6 million barrels and 7.3 million barrels. The expected ranges of production by division are as follows:

                                                        Expected Range of
                                                        Production (MMBbls)
                                                        -------------------
                    Permian/Mid-Continent               4.3 to 4.6
                    Gulf                                1.0 to 1.1
                    Rocky Mountain                      0.6 to 0.7
                    Canadian                            0.5 to 0.6
                    International                       0.2 to 0.3

        OTHER REVENUES Devon's other revenues in 2001 are expected to be between $53 million and $59 million. This estimated range does not include the gain or loss that could be recognized from changes in the fair values of Devon's derivatives that are not hedges. Substantially all of Devon's derivatives are hedges, but the gas price basis swap previously discussed and the option embedded in the debentures that are exchangeable into shares of Chevron Corporation common stock are not hedges. Accordingly, the changes in the fair value of these derivatives will be recognized in Devon's operating results in 2001.

        PRODUCTION AND OPERATING EXPENSES Devon's production and operating expenses include lease operating expenses, transportation costs and production taxes. These expenses vary in response to several factors. Among the most significant of these factors are additions to or deletions from Devon's property base, changes in production tax rates, changes in the general price level of services and materials that are used in the operation of the properties and the amount of repair and workover activity required. Oil, natural gas and NGL prices also have an effect on lease operating expense and impact the economic feasibility of planned workover projects.

        These factors, coupled with uncertainty of future oil, natural gas and NGL prices, increase the uncertainty inherent in estimating future production and operating costs. Given these uncertainties, Devon estimates that year 2001 lease operating expense will be between $463 million and $492 million, transportation costs will be between $62 million and $66 million and production taxes will be between 4% and 5% of consolidated oil, natural gas and NGL revenues.

        DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") The 2001 oil and gas property DD&A rate will depend on various factors. Most notable among such factors are the amount of proved reserves that will be added from drilling or acquisition efforts in 2001 compared to the costs incurred for such efforts, and the revisions to Devon's year-end 2000 reserve estimates that, based on prior experience, are likely to be made during 2001.

        In addition to oil and gas property related DD&A, Devon expects its 2001 DD&A expense related to non-oil and gas property fixed assets to total between $30 million and $32 million. Based on this range and the production estimates discussed earlier, Devon expects its 2001 consolidated DD&A rate to total between $6.15 per Boe and $6.45 per Boe.

        Devon also expects to record goodwill amortization in 2001 of between $33 million and $35 million. The goodwill was recorded in connection with the 1999 merger with PennzEnergy.

        GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") Devon's G&A includes the costs of many different goods and services used in support of its business. These goods and services are subject to general price level increases or decreases. In addition, Devon's G&A varies with its level of activity and the related staffing needs as well as with the amount of professional services required during any given period. Should Devon's needs or the prices of the required goods and services differ significantly from current expectations, actual G&A could vary materially from the estimate. Given these limitations, consolidated G&A in 2001 is expected to be between $89 million and $98 million.

        INTEREST EXPENSE Future interest rates and oil, natural gas and NGL prices have a significant effect on Devon's interest expense. Approximately $1.9 billion of Devon's December 31, 2000, long-term debt balance of $2.0 billion bears interest at fixed rates. Such fixed rates remove the uncertainty of future interest rates from some, but not all, of Devon's long-term debt. Also, Devon can only marginally influence the prices it will receive in 2001 from sales of oil, natural gas and NGL and the resulting cash flow. These factors increase the margin of error inherent in estimating future interest expense. Other factors which affect interest expense, such as the amount and timing of capital expenditures, are within Devon's control. Given the uncertainty of future interest rates and commodity prices, and assuming that the fixed-rate debt remains in place throughout the year, Devon estimates that the consolidated interest expense in 2001 will be between $143 million and $146 million. Included in this estimate is $12 million of discount accretion on the debentures that are exchangeable into shares of Chevron Corporation common stock. The discount accretion is the result of the adoption of SFAS 133 effective January 1, 2001.

        REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES As of December 31, 2000, Devon does not expect to record a reduction in 2001 of its carrying value of oil and natural gas properties under the full-cost accounting ceiling test. At this time the ceiling for each full-cost pool exceeds Devon's carrying value of oil and natural gas properties, less deferred income taxes. However, such excess could be eliminated by declines in oil and/or natural gas prices between now and the end of any quarter during 2001 or in subsequent periods.

        INCOME TAXES Devon expects its consolidated financial income tax rate in 2001 to be between 35% and 45%. The current income tax rate is expected to be between 20% and 25%. The deferred income tax rate is expected to be between 15% and 20%. There are certain items that will have a fixed impact on 2001's income tax expense regardless of the level of pre-tax earnings that are produced. These items include Section 29 tax credits in the U.S., which reduce income taxes based on production levels of certain properties and are not necessarily affected by pre-tax financial earnings. The amount of Section 29 tax credits expected to be generated to offset financial income tax expense in 2001 is approximately $20 million. Also, Devon's Canadian subsidiaries are subject to Canada's "large corporation tax" of approximately $3 million which is based on total capitalization levels, not pre-tax earnings. The financial income tax in 2000 will also be increased by approximately $14 million due to the financial amortization of certain costs, such as goodwill amortization, that are not deductible for income tax purposes. Significant changes in estimated production levels of oil, gas and NGL, the prices of such products, or any of the various expense items could materially alter the effect of the aforementioned items on 2001's financial income tax rates.

YEAR 2001 POTENTIAL CAPITAL SOURCES, USES AND LIQUIDITY

        CAPITAL EXPENDITURES Though Devon has completed several major property acquisitions in recent years, these transactions are opportunity driven. Thus, Devon does not "budget," nor can it reasonably predict, the timing or size of such possible acquisitions, if any.

        Devon's capital expenditures budget is based on an expected range of future oil, natural gas and NGL prices as well as the expected costs of the capital additions. Should Devon's price expectations for its future production change significantly, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2001 capital expenditures. In addition, if the actual costs of the budgeted items vary significantly from the anticipated amounts, actual capital expenditures could vary materially from Devon's estimates.

        Given the limitations discussed, the company expects its 2001 capital expenditures for drilling and development efforts plus related facilities to total between $1.05 billion and $1.15 billion. These amounts include between $160 million and $180 million for drilling and facilities costs related to reserves expected to be classified as proved as of year-end 2000. In addition, these amounts include between $520 million and $560 million for other low risk/reward projects and between $370 million and $410 million for new, higher risk/reward projects. The following table shows expected drilling and facilities expenditures by major operating division.

                                                DRILLING AND PRODUCTION FACILITIES EXPENDITURES (MILLIONS)
                                   ----------------------------------------------------------------------------------
                                                      PERMIAN/
                                     ROCKY              MID-
                                    MOUNTAIN         CONTINENT            GULF                               OTHER
                                    DIVISION          DIVISION          DIVISION          CANADA          INTERNATIONAL
                                   ----------        ----------        ----------        ----------        ----------
Related to Proved Reserves            $45-$55           $70-$80            $0-$10           $10-$20           $20-$30
Lower Risk/Reward Projects            $45-$55          $90-$100         $185-$215           $40-$50         $140-$170
Higher Risk/Reward Projects           $20-$30           $40-$50         $110-$130         $105-$125          $80-$100
                                   ----------        ----------        ----------        ----------        ----------
Total                               $110-$140         $200-$230         $295-$355         $155-$195         $240-$300
                                   ==========        ==========        ==========        ==========        ==========


        In addition to the above expenditures for drilling and development, Devon is participating through a joint venture in the construction of gas transportation and processing systems in the Powder River Basin of Wyoming. Devon expects to spend from $15 million to $20 million as its share of the project in 2001. Devon also expects to capitalize between $70 million and $80 million of G&A expenses in accordance with the full-cost method of accounting. Devon also expects to pay between $15 million and $20 million for plugging and abandonment charges in 2001. Finally, Devon expects to spend between $15 million and $20 million for non-oil and gas property fixed assets.

        OTHER CASH USES Devon's management expects the policy of paying a quarterly common stock dividend to continue. With the current $0.05 per share quarterly dividend rate and 129 million shares of common stock outstanding, 2001 dividends are expected to approximate $26 million. Also, Devon has $150 million of 6.49% cumulative preferred stock upon which it will pay $9.7 million of dividends in 2001.

        CAPITAL RESOURCES AND LIQUIDITY Devon's estimated 2001 cash uses, including its drilling and development activities, are expected to be funded primarily through a combination of working capital and operating cash flow, with the remainder, if any, funded with borrowings from Devon's Credit Facilities. The amount of operating cash flow to be generated during 2001 is uncertain due to the factors affecting revenues and expenses as previously cited. However, Devon expects its combined capital resources to be more than adequate to fund its anticipated capital expenditures and other cash uses for 2001. As of December 31, 2000, Devon had $853 million available under its $1 billion Credit Facilities. If significant acquisitions or other unplanned capital requirements arise during the year, Devon could utilize its existing Credit Facilities and/or seek to establish and utilize other sources of financing.

        IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and in June 2000 issued SFAS 138, which amended certain provisions of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. Devon adopted the provisions of SFAS 133, as amended, in the first quarter of the year ending December 31, 2001. In accordance with the transition provisions of SFAS 133, Devon recorded a net-of-tax cumulative-effect-type adjustment of $36.6 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging financial instruments. Additionally, Devon recorded a net-of-tax cumulative-effect-type adjustment to net earnings for a $49.5 million gain related to the fair value of financial instruments that do not qualify as hedges. This gain included $46.2 million related to the option embedded in Devon's debentures that are exchangeable into shares of Chevron Corporation common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Devon's potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and gas prices, interest rates and foreign currency exchange rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how Devon views and manages its ongoing market risk exposures. All of Devon's market risk sensitive instruments were entered into for purposes other than trading.

        COMMODITY PRICE RISK Devon's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to its U.S. and Canadian natural gas production. Pricing for oil and gas production has been volatile and unpredictable for several years.

        Devon periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions which hedge the future prices received. These transactions include financial price swaps whereby Devon will receive a fixed price for its production and pay a variable market price to the contract counterparty and costless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage Devon's exposure to oil and gas price fluctuations. Realized gains or losses from the settlement of these financial hedging instruments are recognized in oil and gas sales when the associated production occurs. The gains and losses realized as a result of these hedging activities are substantially offset in the cash market when the hedged commodity is delivered. Devon does not hold or issue derivative instruments for trading purposes.

        As of year-end 2000, Devon had certain financial gas price hedging instruments in place. Subsequent to year-end 2000, Devon entered into additional financial transactions which hedge the future prices to be received for some of its natural gas production in 2001 and 2002. Devon's total hedged positions as of January 29, 2001, are set forth below for each of Devon's operating divisions.

        PRICE SWAPS Through various price swaps, Devon has fixed the price it will receive on a portion of its natural gas production in 2001 and 2002. The following tables include information on this production by division. Where necessary, the prices have been adjusted for certain transportation costs that are netted against the price recorded by Devon, and the price has also been adjusted for the Btu content of the gas production that has been hedged.

                                                  FIRST HALF OF 2001                SECOND HALF OF 2001
                                            ----------------------------         ---------------------------
DIVISION                                    MCF/DAY            PRICE/MCF         MCF/DAY           PRICE/MCF
--------                                    -------            ---------         -------           ---------
Rocky Mountain                              20,661             $1.90             57,955            $3.68
Gulf                                             -             $ -               40,000            $5.45
Canada                                      18,953             $1.68             17,404            $1.67

                                                 FIRST HALF OF 2002                    SECOND HALF OF 2002
                                            ----------------------------         ---------------------------
DIVISION                                    MCF/DAY            PRICE/MCF         MCF/DAY           PRICE/MCF
--------                                    -------            ---------         -------           ---------
Rocky Mountain                              26,395             $4.06             26,395            $4.06
Gulf                                        15,000             $4.62             15,000            $4.62
Canada                                      11,884             $1.73              6,294            $1.83

        COSTLESS PRICE COLLARS Devon has also entered into costless price collars that set a floor and ceiling price for a portion of its 2001 and 2002 natural gas production. The following tables include information on these collars for each division. The floor and ceiling prices related to domestic production are based on various regional first-of-the-month price indices as published monthly by "Inside F.E.R.C.'s Gas Market Report." The floor and ceiling prices related to Canadian production are based on the AECO index as published by the "Canadian Gas Price Reporter."

        If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. Any such settlements will either increase or decrease Devon's gas revenues for the period. Because Devon's gas volumes are often sold at prices that differ from the related regional indices, and due to differing Btu content of gas production, the floor and ceiling prices of the various collars do not reflect actual limits of Devon's realized prices for the production volumes related to the collars.

                                           FIRST HALF OF 2001                             SECOND HALF OF 2001
                             -----------------------------------------------  --------------------------------------------
                                            FLOOR PRICE     CEILING PRICE                    FLOOR PRICE   CEILING PRICE
DIVISION                     MMBTU/DAY      PER MMBTU       PER MMBTU         MMBTU/DAY      PER MMBTU     PER MMBTU
--------                     ---------      ---------       ---------         ---------      ---------     ---------
Rocky Mountain - El Paso               -       $      -        $      -            20,000       $  4.10       $  8.00

                                           FIRST HALF OF 2002                             SECOND HALF OF 2002
                             -----------------------------------------------  --------------------------------------------
                                            FLOOR PRICE     CEILING PRICE                    FLOOR PRICE   CEILING PRICE
DIVISION                     MMBTU/DAY      PER MMBTU       PER MMBTU         MMBTU/DAY      PER MMBTU     PER MMBTU
--------                     ---------      ---------       ---------         ---------      ---------     ---------
Rocky Mountain - El Paso          25,000       $  3.25         $  7.85             25,000       $  3.25       $  7.85
Rocky Mountain -- CIG             80,000       $  2.90         $  6.75             80,000       $  2.90       $  6.75
Permian/Mid-Continent             81,800       $  3.49         $  7.25             81,800       $  3.49       $  7.25
Gulf                              98,200       $  3.49         $  7.23             98,200       $  3.49       $  7.23
Canada                            18,964       $  3.27         $  6.54             18,964       $  3.27       $  6.54

        BASIS SWAP Devon has entered into a basis swap on 20,000 MMBtu of gas production per day that expires at the end of August 2004. Under the terms of the basis swap, the counterparty pays Devon the average NYMEX price for the last three trading days of each month, less $0.30, per MMBtu. In return, Devon pays the counterparty the CIG index price published by Inside FERC. The effect of this swap is included in Rocky Mountain Division gas revenues. This basis swap does not qualify as a hedge under the provisions of SFAS No. 133. Accordingly, fluctuations in the fair value of this basis swap will be recorded in earnings beginning in the first quarter of 2001.

        Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of its commodity hedging instruments. At January 31, 2001, a 10% increase in the underlying commodities' prices would have reduced the fair value of Devon's commodity hedging instruments by $33.7 million.

        FIXED-PRICE PHYSICAL DELIVERY CONTRACTS In addition to the commodity hedging instruments described above, Devon also manages its exposure to oil and gas price risks by periodically entering into fixed-price contracts.

        Devon has fixed the price it will receive on a portion of its 2001 and 2002 oil production through certain forward oil sales. From January 2001 through August 2002, 311,000 barrels of oil production per month have been fixed at an average price of $16.84 per barrel. These fixed-price barrels are attributable to the Permian/Mid-Continent Division.

        For each of the years 2001 through 2006, Devon has fixed-price gas contracts that cover approximately 15 Bcf, 12 Bcf, 8 Bcf, 8 Bcf, 8 Bcf and 8 Bcf, respectively, of Canadian production. Devon also has Canadian gas volumes subject to fixed-price contracts in the years from 2007 through 2016, but the yearly volumes are less than 6 Bcf.

        INTEREST RATE RISK At December 31, 2000, Devon had long-term debt outstanding of $2.0 billion. Of this amount, $1.9 billion, or 93%, bears interest at fixed rates averaging 5.8%. The remaining $0.1 billion of debt outstanding at the end of 2000 bears interest at floating rates which averaged 6.1% at the end of 2000.

        The terms of the Credit Facilities in place allow interest rates to be fixed at Devon's option for periods of between 30 to 180 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding as of December 31, 2000, would equal approximately 61 basis points. Such an increase in interest rates would increase Devon's 2001 interest expense by approximately $0.9 million assuming borrowed amounts remain outstanding.

        The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

        FOREIGN CURRENCY RISK Devon's net assets, net earnings and cash flows from its Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

        Substantially all of Devon's Canadian oil sales are paid in Canadian dollars, but at amounts based on the U.S. dollar price of oil. Therefore, currency fluctuations between the Canadian and U.S. dollars impact the amount of Canadian dollars received by Devon's Canadian subsidiaries for their oil production. To mitigate the effect of volatility in the Canadian-to-U.S. dollar exchange rate on Canadian oil revenues, Devon has existing foreign currency exchange rate swaps. Under such swap agreements, in 2001 Devon will sell $10 million at an average Canadian-to-U.S. exchange rate of $0.7102 and buy the same amount of dollars at the floating exchange rate. The amount of gains or losses realized from such swaps are included as increases or decreases to realized oil sales. At the year-end 2000 exchange rate, these swaps would result in decreases to 2001's annual oil sales of approximately $0.6 million. A further $0.03 decrease in the Canadian-to-U.S. dollar exchange rate in 2001 would result in an additional decrease in oil sales of approximately $0.4 million.

        For purposes of the sensitivity analysis described above for changes in the Canadian dollar exchange rate, a change in the rate of $0.03 was used as opposed to a 10% change in the rate. During the last eight years, the Canadian-to-U.S. dollar exchange rate has fluctuated an average of approximately 4% per year, and no year's fluctuation was greater than 7%. The $0.03 change used in the above analysis represents an approximate 4% change in the year-end 2000 rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----
Independent Auditors' Reports............................................. 54

Consolidated Financial Statements:
    Consolidated Balance Sheets
      December 31, 2000, 1999, and 1998................................... 57

    Consolidated Statements of Operations
      Years Ended December 31, 2000, 1999, and 1998....................... 58

    Consolidated Statements of Stockholders' Equity
      Years Ended December 31, 2000, 1999, and 1998....................... 59

    Consolidated Statements of Cash Flows
      Years Ended December 31, 2000, 1999, and 1998....................... 60

    Notes to Consolidated Financial Statements
      December 31, 2000, 1999, and 1998................................... 61


All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Devon Energy Corporation:

We have audited the accompanying consolidated balance sheets of Devon Energy Corporation and subsidiaries (the Company) as of December 31, 2000, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1999 and 1998 financial statements of Santa Fe Snyder Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 24% and 38% in 1999 and 1998, respectively, of the related consolidated totals, and which statements reflect total revenues constituting 41% and 43% in 1999 and 1998, respectively, of the related consolidated totals. We did not audit the 1998 financial statements of Northstar Energy Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 20% of the related consolidated 1998 total, and which statements reflect total revenues constituting 22% in 1998 of the related consolidated totals. The 1999 and 1998 financial statements of Santa Fe Snyder Corporation and the 1998 financial statements of Northstar Energy Corporation were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Santa Fe Snyder Corporation in 1999 and 1998, and Northstar Energy Corporation in 1998, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Energy Corporation and subsidiaries as of December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                                        KPMG LLP


Oklahoma City, Oklahoma
January 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Santa Fe Snyder Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Santa Fe Snyder Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further described in Note 2, these consolidated financial statements have been retroactively restated to the full cost method of accounting for the Company's oil and gas properties in order to conform to the accounting policies of Devon Energy Corporation.



PricewaterhouseCoopers LLP

Houston, Texas
January 28, 2000, except for Note 2 and the second paragraph above which are as of October 30, 2000

                      AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheet of Northstar Energy Corporation (a wholly owned subsidiary of Devon Energy Corporation) as at December 31, 1998 and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity and cash flows for the year ended December 31, 1998 (not separately included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards, which are substantially similar to generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of its operations and the changes in its cash flow for the year ended December 31, 1998 in accordance with generally accepted accounting principles in the United States.



                                                       /s/ DELOITTE & TOUCHE LLP

                                                           Deloitte & Touche LLP
                                                           Chartered Accountants

Calgary, Alberta
Canada
January 20, 1999

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,
                                                               ---------------------------------------------------
                                                                  2000                1999                1998
                                                               -----------         -----------         -----------
ASSETS
Current assets:
    Cash and cash equivalents                                  $   228,050             173,167              31,254
    Accounts receivable                                            598,248             316,005             137,058
    Inventories                                                     47,272              38,941              21,750
    Deferred income taxes                                            8,979               4,886                 605
    Investments and other current assets                            51,588              57,295              35,981
                                                               -----------         -----------         -----------
        Total current assets                                       934,137             590,294             226,648
                                                               -----------         -----------         -----------
Property and equipment, at cost, based on the full
  cost method of accounting for oil and gas properties           9,709,352           8,592,010           4,854,211
    Less accumulated depreciation, depletion and
        amortization                                             4,799,816           4,168,590           3,230,683
                                                               -----------         -----------         -----------
                                                                 4,909,536           4,423,420           1,623,528
Investment in Chevron Corporation common stock,
  at fair value                                                    598,867             614,382                  --
Deferred income taxes                                                   --                  --              54,381
Goodwill, net of amortization                                      289,489             322,800                  --
Other assets                                                       128,449             145,464              25,980
                                                               -----------         -----------         -----------
        Total assets                                           $ 6,860,478           6,096,360           1,930,537
                                                               ===========         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade                                                      320,713             266,825             155,377
        Revenues and royalties due to others                       116,481              67,330              20,608
    Income taxes payable                                            65,674              12,587               1,200
    Accrued interest payable                                        23,191              28,370               5,588
    Merger related expenses payable                                 52,421              35,704               7,882
    Accrued expenses                                                50,507              56,528              29,201
                                                               -----------         -----------         -----------
        Total current liabilities                                  628,987             467,344             219,856
                                                               -----------         -----------         -----------
Other liabilities                                                  164,469             241,782              71,947
Debentures exchangeable into shares of Chevron
  Corporation common stock                                         760,313             760,313                  --
Other long-term debt                                             1,288,523           1,656,208             735,871
Deferred revenue                                                   113,756             104,800               3,600
Deferred income taxes                                              626,826             344,593                  --
Company-obligated mandatorily redeemable convertible
  preferred securities of subsidiary trust holding
  solely 6.5% convertible junior subordinated
  debentures of Devon Energy Corporation                                --                  --             149,500
Stockholders' equity:
    Preferred stock of $1.00 par value ($100
liquidation value) Authorized
        4,500,000 shares; issued 1,500,000 in 2000 and
1999 and none in 1998                                                1,500               1,500                  --
    Common stock of $.10 par value
        Authorized 400,000,000 shares; issued
        128,638,000 in 2000,
        126,323,000 in 1999 and 70,909,000 in 1998                  12,864              12,632               7,090
    Additional paid-in capital                                   3,563,994           3,491,828           1,523,944
    Retained earnings (accumulated deficit)                       (214,708)           (908,598)           (737,009)
    Accumulated other comprehensive loss                           (85,397)            (65,242)            (35,962)
    Unamortized restricted stock awards                               (649)                 --              (1,500)
    Treasury stock, at cost: 330,000 shares in 1999 and
        176,000 shares in 1998                                          --             (10,800)             (6,800)
                                                               -----------         -----------         -----------
        Total stockholders' equity                               3,277,604           2,521,320             749,763
                                                               -----------         -----------         -----------
Commitments and contingencies (Notes 12 and 13)
        Total liabilities and stockholders' equity             $ 6,860,478           6,096,360           1,930,537
                                                               ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                    2000              1999               1998
                                                                 ----------        ----------         ----------
REVENUES
   Oil sales                                                     $1,078,759           561,018            309,990
   Gas sales                                                      1,485,221           627,869            347,273
   Natural gas liquids sales                                        154,465            67,985             24,715
   Other                                                             65,658            20,596             24,248
                                                                 ----------        ----------         ----------
      Total revenues                                              2,784,103         1,277,468            706,226
                                                                 ----------        ----------         ----------

COSTS AND EXPENSES
   Lease operating expenses                                         440,780           298,807            226,561
   Transportation costs                                              53,309            33,925             23,186
   Production taxes                                                 103,244            44,740             24,871
   Depreciation, depletion and amortization of property
      and equipment                                                 693,340           406,375            243,144
   Amortization of goodwill                                          41,332            16,111                 --
   General and administrative expenses                               93,008            80,645             45,454
   Expenses related to mergers                                       60,373            16,800             13,149
   Interest expense                                                 154,329           109,613             43,532
   Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt                     2,408           (13,154)            16,104
   Distributions on preferred securities of
     subsidiary trust                                                    --             6,884              9,717
   Reduction of carrying value of oil and gas properties                 --           476,100            422,500
                                                                 ----------        ----------         ----------
      Total costs and expenses                                    1,642,123         1,476,846          1,068,218
                                                                 ----------        ----------         ----------

Earnings (loss) before income tax expense (benefit)
    and extraordinary item                                        1,141,980          (199,378)          (361,992)


INCOME TAX EXPENSE (BENEFIT)
   Current                                                          130,793            23,056             (3,713)
   Deferred                                                         280,845           (72,490)          (122,394)
                                                                 ----------        ----------         ----------
      Total income tax expense (benefit)                            411,638           (49,434)          (126,107)
                                                                 ----------        ----------         ----------

Earnings (loss) before extraordinary item                           730,342          (149,944)          (235,885)

Extraordinary loss                                                       --            (4,200)                --
                                                                 ----------        ----------         ----------
Net earnings (loss)                                                 730,342          (154,144)          (235,885)

Preferred stock dividends                                             9,735             3,651                 --
                                                                 ----------        ----------         ----------

Net earnings (loss) applicable to common shareholders            $  720,607          (157,795)          (235,885)
                                                                 ==========        ==========         ==========

Net earnings (loss) per average common share outstanding:
      Before extraordinary loss:
         Basic                                                   $     5.66             (1.64)             (3.32)
                                                                 ==========        ==========         ==========
         Diluted                                                 $     5.50             (1.64)             (3.32)
                                                                 ==========        ==========         ==========
      After extraordinary loss:
         Basic                                                   $     5.66             (1.68)             (3.32)
                                                                 ==========        ==========         ==========
         Diluted                                                 $     5.50             (1.68)             (3.32)
                                                                 ==========        ==========         ==========
      Weighted average common shares outstanding:
          Basic                                                     127,421            93,653             70,948
                                                                 ==========        ==========         ==========
          Diluted                                                   131,730            99,313             76,932
                                                                 ==========        ==========         ==========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                        ACCUMU-
                                                                                                       RETAINED          LATED
                                                                                                       EARNINGS          OTHER
                                                      PREFER-                         ADDITIONAL       (ACCUMU-         COMPRE-
                                                        RED             COMMON         PAID-IN          LATED           HENSIVE
                                                       STOCK            STOCK          CAPITAL         DEFICIT)           LOSS
                                                     ----------       ----------      ----------      ----------       ----------
Balance as of December 31, 1997                            $ --            7,077       1,521,128        (493,246)         (27,113)

Comprehensive loss:
  Net loss                                                   --               --              --        (235,885)              --
  Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                --               --              --              --           (8,130)
     Minimum pension liability adjustment                    --               --              --              --             (719)

     Other comprehensive loss                                --               --              --              --               --

  Comprehensive loss

Stock issued                                                 --               13           2,816            (600)              --
Stock repurchased                                            --               --              --              --               --
Dividends on common stock                                    --               --              --          (7,278)              --
Amortization of restricted stock awards                      --               --              --              --               --
                                                     ----------       ----------      ----------      ----------       ----------

Balance as of December 31, 1998                              --            7,090       1,523,944        (737,009)         (35,962)

Comprehensive loss:
  Net loss                                                   --               --              --        (154,144)              --
  Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                --               --              --              --            7,517
     Minimum pension liability adjustment                    --               --              --              --             (241)
     Unrealized losses on marketable securities              --               --              --              --          (36,556)
     Other comprehensive loss                                --               --              --              --               --

  Comprehensive loss

Stock issued                                              1,500            5,542       1,966,930          (1,100)              --
Stock repurchased                                            --               --              --              --               --
Tax benefit related to employee stock options                --               --             954              --               --

Dividends on common stock                                    --               --              --         (12,694)              --
Dividends on preferred stock                                 --               --              --          (3,651)              --
Amortization of restricted stock awards                      --               --              --              --               --
                                                     ----------       ----------      ----------      ----------       ----------

Balance as of December 31, 1999                           1,500           12,632       3,491,828        (908,598)         (65,242)

Comprehensive income:
  Net income                                                 --               --              --         730,342               --
  Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                --               --              --              --          (10,213)
     Minimum pension liability adjustment                    --               --              --              --              822
     Unrealized losses on marketable securities              --               --              --              --          (10,764)



     Other comprehensive loss                                --               --              --              --               --

  Comprehensive income:

Stock issued                                                 --              232          69,163          (4,497)              --
Stock repurchased                                            --               --              --              --               --
Tax benefit related to employee stock options                --               --           3,003              --               --

Dividends on common stock                                    --               --              --         (22,220)              --
Dividends on preferred stock                                 --               --              --          (9,735)              --
Grant of restricted stock awards                             --               --              --              --               --
Forfeiture of restricted stock awards                        --               --              --              --               --
Amortization of restricted stock awards                      --               --              --              --               --
                                                     ----------       ----------      ----------      ----------       ----------
Balance as of December 31, 2000                      $    1,500           12,864       3,563,994        (214,708)         (85,397)
                                                     ==========       ==========      ==========      ==========       ==========

                                                          UNAMOR-
                                                           TIZED                            TOTAL
                                                         RESTRICTED                         STOCK-
                                                           STOCK           TREASURY         HOLDERS'
                                                           AWARDS            STOCK           EQUITY
                                                          ----------       ----------       ----------
Balance as of December 31, 1997                                 (700)            (600)       1,006,546

Comprehensive loss:
  Net loss                                                        --               --         (235,885)
  Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                     --               --           (8,130)

     Minimum pension liability adjustment                         --               --             (719)
                                                                                            ----------
     Other comprehensive loss                                     --               --           (8,849)
                                                                                            ----------

  Comprehensive loss                                                                          (244,734)

Stock issued                                                  (2,600)           5,400            5,029
Stock repurchased                                                 --          (11,600)         (11,600)
Dividends on common stock                                         --               --           (7,278)
Amortization of restricted stock awards                        1,800               --            1,800
                                                          ----------       ----------       ----------

Balance as of December 31, 1998                               (1,500)          (6,800)         749,763

Comprehensive loss:
  Net loss                                                        --               --         (154,144)
  Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                     --               --            7,517
     Minimum pension liability adjustment                         --               --             (241)
     Unrealized losses on marketable securities                   --               --          (36,556)
                                                          ----------       ----------       ----------
     Other comprehensive loss                                     --               --          (29,280)
                                                          ----------       ----------       ----------

  Comprehensive loss                                                                          (183,424)

Stock issued                                                    (100)           7,600        1,980,372
Stock repurchased                                                 --          (11,600)         (11,600)
Tax benefit related to employee stock options                     --               --              954

Dividends on common stock                                         --               --          (12,694)
Dividends on preferred stock                                      --               --           (3,651)
Amortization of restricted stock awards                        1,600               --            1,600
                                                          ----------       ----------       ----------

Balance as of December 31, 1999                                   --          (10,800)       2,521,320

Comprehensive income:
  Net income                                                      --               --          730,342
  Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                     --               --          (10,213)
     Minimum pension liability adjustment                         --               --              822
     Unrealized losses on marketable securities                   --               --          (10,764)
                                                          ----------       ----------       ----------


     Other comprehensive loss                                     --               --          (20,155)
                                                          ----------       ----------       ----------

  Comprehensive income:                                                                        710,187


Stock issued                                                      --           21,499           86,397
Stock repurchased                                                             (10,699)         (10,699)
Tax benefit related to employee stock options                     --               --            3,003

Dividends on common stock                                         --               --          (22,220)
Dividends on preferred stock                                      --               --           (9,735)
Grant of restricted stock awards                              (5,217)              --           (5,217)
Forfeiture of restricted stock awards                            129               --              129
Amortization of restricted stock awards                        4,439               --            4,439
                                                          ----------       ----------       ----------
Balance as of December 31, 2000                                 (649)              --        3,277,604
                                                          ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                     2000             1999             1998
                                                                                  ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                          $  730,342         (154,144)        (235,885)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
           Depreciation, depletion and amortization of property
              and equipment                                                          693,340          406,375          243,144
           Amortization of goodwill                                                   41,332           16,111               --
           Accretion of interest on zero-coupon convertible senior debentures          6,950               --               --
           Amortization of (premiums) discounts on other long-term debt, net          (3,781)            (728)             100
           Deferred effect of changes in foreign currency
              exchange rate on subsidiary's long-term debt                             2,408          (13,154)          16,104
           Reduction of carrying value of oil and gas properties                          --          476,100          422,500
           (Gain) loss on sale of assets                                                (683)           4,778             (264)
           Deferred income tax expense (benefit)                                     280,845          (72,490)        (122,394)
           Other                                                                       3,849            2,100            4,801
           Changes in assets and liabilities, net of effects of acquisitions of businesses:
                 (Increase) decrease in:
                     Accounts receivable                                            (283,787)         (92,416)          30,760
                     Inventories                                                      (8,322)          (8,514)          (1,427)
                     Prepaid expenses                                                  5,825           (4,418)          (7,751)
                     Other assets                                                      3,812          (36,673)          17,230
                 Increase (decrease) in:
                     Accounts payable                                                 98,912          (22,495)         (19,439)
                     Income taxes payable                                             60,548          (19,318)         (10,426)
                     Accrued expenses                                                  3,104          (38,387)           1,000
                     Deferred revenue                                                  7,954           90,700             (100)
                     Long-term other liabilities                                     (23,616)          (1,099)          (3,482)
                                                                                  ----------       ----------       ----------
                 Net cash provided by operating activities                         1,619,032          532,328          334,471
                                                                                  ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                    101,531          114,384           64,997
     Proceeds from sale of investments                                                12,781               --           42,584
     Capital expenditures                                                         (1,280,132)        (883,420)        (712,812)
     (Increase) decrease in other assets                                              (7,581)             719           (2,029)
                                                                                  ----------       ----------       ----------
                 Net cash used in investing activities                            (1,173,401)        (768,317)        (607,260)
                                                                                  ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings of long-term debt, net of issuance costs             2,580,086        1,944,417        1,506,220
     Principal payments on long-term debt                                         (2,951,711)      (2,089,109)      (1,242,013)
     Issuance of common stock, net of issuance costs                                  51,550          530,232            4,429
     Retirement of preferred securities of subsidiary trust                               --              (50)              --
     Repurchase of common stock                                                      (10,699)         (11,600)         (11,600)
     Issuance of treasury stock                                                       24,937            6,200               --
     Dividends paid on common stock                                                  (22,220)         (12,694)          (7,278)
     Dividends paid on preferred stock                                                (9,735)          (3,651)              --
     (Decrease) increase in long-term other liabilities                              (51,779)          13,453            6,760
                                                                                  ----------       ----------       ----------
                 Net cash (used in) provided by financing activities                (389,571)         377,198          256,518
                                                                                  ----------       ----------       ----------
Effect of exchange rate changes on cash                                               (1,177)             704             (140)
                                                                                  ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents                                  54,883          141,913          (16,411)
Cash and cash equivalents at beginning of year                                       173,167           31,254           47,665
                                                                                  ----------       ----------       ----------
Cash and cash equivalents at end of year                                          $  228,050          173,167           31,254
                                                                                  ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting policies used by Devon Energy Corporation and subsidiaries ("Devon") reflect industry practices and conform to accounting principles generally accepted in the United States of America. The more significant of such policies are briefly discussed below.

Basis of Presentation and Principles of Consolidation

        Devon is engaged primarily in oil and gas exploration, development and production, and the acquisition of producing properties. Such activities domestically are managed in three divisions:

        - the Gulf Division, which includes properties located primarily in the onshore South Texas and South Louisiana areas and offshore in the Gulf of Mexico;

        - the Rocky Mountain Division, which includes properties located in the Rocky Mountains area of the United States stretching from the Canadian Border into northern New Mexico; and

        - the Permian/Mid-Continent Division, which includes all domestic properties other than those included in the Gulf Division and the Rocky Mountain Division.

        Devon's Canadian activities are located primarily in the Western Canadian Sedimentary Basin, and Devon's international activities -- outside of North America -- are located primarily in Argentina, Azerbaijan, Indonesia and Gabon. Devon's share of the assets, liabilities, revenues and expenses of affiliated partnerships and the accounts of its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Information concerning common stock and per share data assumes the exchange of all Exchangeable Shares issued in connection with the Northstar combination described in Note 2.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Inventories

        Inventories, which consist primarily of injected gas and tubular goods, parts and supplies, are stated at cost, determined principally by the average cost method, which is not in excess of net realizable value.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Property and Equipment

        Devon follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved oil, natural gas and natural gas liquids reserves. Such limitations are imposed separately on a country-by-country basis. Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil. No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves.

        Depreciation and amortization of other property and equipment, including leasehold improvements, are provided using the straight-line method based on estimated useful lives from 3 to 39 years.

Marketable Securities and Other Investments

        Devon accounts for certain investments in debt and equity securities by following the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that, except for debt securities classified as "held-to-maturity," investments in debt and equity securities must be reported at fair value. As a result, Devon's investment in Chevron Corporation common stock, which is classified as "available for sale," is reported at fair value, with the tax effected unrealized gain or loss recognized in other comprehensive loss and reported as a separate component of stockholders' equity. Devon's investments in other short-term securities are also classified as "available for sale."

Goodwill

        Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized by an equivalent unit-of-production method. Devon assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired properties. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Devon's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

        Accumulated goodwill amortization was $57.4 million and $16.1 million at December 31, 2000 and 1999, respectively.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Revenue Recognition and Gas Balancing

        Oil and gas revenues are recognized when sold. During the course of normal operations, Devon and other joint interest owners of natural gas reservoirs will take more or less than their respective ownership share of the natural gas volumes produced. These volumetric imbalances are monitored over the lives of the wells' production capability. If an imbalance exists at the time the wells' reserves are depleted, cash settlements are made among the joint interest owners under a variety of arrangements.

        Devon follows the sales method of accounting for gas imbalances. A liability is recorded when Devon's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where Devon has taken less than its ownership share of gas production.

Hedging Activities

        Devon has periodically entered into oil and gas financial instruments and foreign exchange rate swaps to manage its exposure to oil and gas price volatility. The foreign exchange rate swaps mitigate the effect of volatility in the Canadian-to-U.S. dollar exchange rate on Canadian oil revenues that are predominantly based on U.S. dollar prices. The hedging instruments are usually placed with counterparties that Devon believes are minimal credit risks. The oil and gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by Devon.

        Devon accounts for its hedging instruments using the deferral method of accounting. Under this method, realized gains and losses from Devon's price risk management activities are recognized in oil and gas revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on hedging contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a hedging instrument and actual oil and gas prices, a gain or loss is recognized currently to the extent the hedging instrument has not offset changes in actual oil and gas prices.

        Devon adopted the provisions of SFAS 133, as amended, in the first quarter of the year ending December 31, 2001. In accordance with the transition provisions of SFAS 133, Devon recorded a net-of-tax cumulative-effect-type adjustment of $36.6 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging financial instruments. Additionally, Devon recorded a net-of-tax cumulative-effect-type adjustment to net earnings for a $49.5 million gain related to the fair value of financial instruments that do not qualify as hedges. This gain included $46.2 million related to the option embedded in Devon's debentures that are exchangeable into shares of Chevron Corporation common stock.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Stock Options

        Devon applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, Devon has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 10.

Major Purchasers

        In 2000, Enron Capital and Trade Resource Corporation accounted for 20% of Devon's combined oil, gas and natural gas liquids sales. In 1998, Aquila Energy Marketing Corporation accounted for 11% of Devon's combined oil, gas and natural gas liquids sales. No purchaser accounted for over 10% of such revenues in 1999.

Income Taxes

        Devon accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the future tax consequences attributable to the future utilization of existing tax net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. U.S. deferred income taxes have not been provided on Canadian earnings which are being permanently reinvested.

General and Administrative Expenses

        General and administrative expenses are reported net of amounts allocated to working interest owners of the oil and gas properties operated by Devon and net of amounts capitalized pursuant to the full cost method of accounting.

Net Earnings Per Common Share

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if Devon's dilutive outstanding stock options were exercised (calculated using the treasury stock method) and if Devon's zero coupon convertible senior debentures were converted to common stock.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for 2000. The diluted loss per share calculations for 1999 and 1998 produce results that are anti-dilutive. (The diluted calculation for 1999 reduced the net loss by $4.3 million and increased the common shares outstanding by 5.7 million shares. The diluted calculation for 1998 reduced the net loss by $6.0 million and increased the common shares outstanding by 6.0 million shares.) Therefore, the diluted loss per share amounts for 1999 and 1998 reported in the accompanying consolidated statements of operations are the same as the basic loss per share amounts.

                                                               NET EARNINGS     WEIGHTED
                                                                APPLICABLE       AVERAGE          NET
                                                                 TO COMMON     COMMON SHARES    EARNINGS
                                                               STOCKHOLDERS     OUTSTANDING     PER SHARE
                                                               ------------    -------------    ---------
                                                                         (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
Basic earnings per share                                          $720,607       127,421        $   5.66

Dilutive effect of:
       Potential common shares issuable upon conversion
       of senior convertible debentures (the increase in net
       earnings is net of income tax expense of $2,755,000)          4,309         2,248

       Potential common shares issuable upon the exercise
       of outstanding stock options                                     --         2,061
                                                                  --------      --------

Diluted earnings per share                                        $724,916       131,730        $   5.50
                                                                  ========      ========        ========


        Options to purchase approximately 1.0 million shares of Devon's common stock with exercise prices ranging from $55.54 per share to $89.66 per share (with a weighted average price of $66.64 per share) were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share for 2000 because the options' exercise price exceeded the average market price of Devon's common stock during the year. The excluded options for 2000 expire between February 12, 2001 and June 1, 2010. All options were excluded from the diluted earnings per share calculations for 1999 and 1998.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Comprehensive Loss

        Devon's comprehensive income information is included in the accompanying consolidated statements of stockholders' equity. A summary of accumulated other comprehensive loss as of December 31, 2000, 1999 and 1998, and changes during each of the years then ended, is presented in the following table.

                                          FOREIGN       MINIMUM       UNREALIZED
                                          CURRENCY      PENSION       LOSSES ON
                                        TRANSLATION    LIABILITY      MARKETABLE
                                        ADJUSTMENTS   ADJUSTMENTS     SECURITIES       TOTAL
                                        -----------   -----------     ----------      --------
                                                            (IN THOUSANDS)
Balance as of December 31, 1997          $(27,113)            --             --        (27,113)
     1998 activity                         (8,130)        (1,179)            --         (9,309)
     Deferred taxes                            --            460             --            460
                                         --------       --------       --------       --------
     1998 activity, net of
       deferred taxes                      (8,130)          (719)            --         (8,849)
                                         --------       --------       --------       --------


Balance as of December 31, 1998           (35,243)          (719)            --        (35,962)
     1999 activity                          7,517           (394)       (59,959)       (52,836)
     Deferred taxes                            --            153         23,403         23,556
                                         --------       --------       --------       --------
     1999 activity, net of
       deferred taxes                       7,517           (241)       (36,556)       (29,280)
                                         --------       --------       --------       --------


Balance as of December 31, 1999           (27,726)          (960)       (36,556)       (65,242)
     2000 activity                        (10,213)         1,346        (17,608)       (26,475)
     Deferred taxes                            --           (524)         6,844          6,320
                                         --------       --------       --------       --------
     2000 activity, net of
       deferred taxes                     (10,213)           822        (10,764)       (20,155)
                                         --------       --------       --------       --------


Balance as of December 31, 2000          $(37,939)          (138)       (47,320)       (85,397)
                                         ========       ========       ========       ========

Foreign Currency Translation Adjustments

        The assets and liabilities of certain foreign subsidiaries are prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive loss.

Dividends

        Dividends on Devon's common stock were paid in 2000, 1999 and 1998 at a per share rate of $0.05 per quarter. As adjusted for the pooling-of-interests method of accounting followed for the Santa Fe Snyder merger and the Northstar combination, annual dividends per share for 2000, 1999 and 1998 were $0.17, $0.14 and $0.10, respectively.

Statements of Cash Flows

        For purposes of the consolidated statements of cash flows, Devon considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

        Environmental expenditures are expensed or capitalized in accordance with accounting principles generally accepted in the United States of America. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Reference is made to Note 13 for a discussion of amounts recorded for these liabilities.

Reclassification

        Certain of the 1999 and 1998 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2000 presentation.

2.      BUSINESS COMBINATIONS AND PRO FORMA INFORMATION

Santa Fe Snyder Merger

        Devon closed its merger with Santa Fe Snyder Corporation ("Santa Fe Snyder") on August 29, 2000. The merger was accounted for using the pooling-of-interests method of accounting for business combinations. Accordingly, all operational and financial information contained herein includes the combined amounts for Devon and Santa Fe Snyder for all periods presented.

        Devon issued approximately 40.6 million shares of its common stock to the former stockholders of Santa Fe Snyder based on an exchange ratio of 0.22 shares of Devon common stock for each share of Santa Fe Snyder common stock. Because the merger was accounted for using the pooling-of-interests method, all combined share information has been retroactively restated to reflect the exchange ratio.

        During 2000, Devon recorded a pre-tax charge of $60.4 million ($37.2 million net of tax) for direct costs related to the Santa Fe Snyder merger.

PennzEnergy Merger

        Devon closed its merger with PennzEnergy Company ("PennzEnergy") on August 17, 1999. The merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying statement of operations for 1999 includes the effects of PennzEnergy operations since August 17, 1999.

        Devon issued approximately 21.5 million shares of its common stock to the former stockholders of PennzEnergy. In addition, Devon assumed long-term debt and other obligations

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

totaling approximately $2.3 billion on August 17, 1999. The calculation of the total purchase price and the allocation to assets and liabilities as of August 17, 1999, are shown below. Devon has sold certain of the assets acquired. Generally, the proceeds from such sales reduced the carrying value of oil and gas properties.


                                                                    (IN THOUSANDS,
                                                                 EXCEPT SHARE PRICE)
                                                                 -------------------
Calculation and allocation of purchase price:
    Shares of Devon common stock issued to PennzEnergy
      stockholders                                                        21,501
    Average Devon stock price                                        $     33.40
                                                                     -----------
    Fair value of common stock issued                                $   718,177
    Plus preferred stock assumed by Devon                                150,000
    Plus estimated merger costs incurred                                  71,545
    Plus fair value of PennzEnergy employee stock options
      assumed by Devon                                                    18,295
    Less stock registration and issuance costs incurred                   (4,985)
                                                                     -----------
Total purchase price                                                     953,032

Plus fair value of liabilities assumed by Devon:
     Current liabilities                                                 200,708
     Debentures exchangeable into Chevron Corporation
        common stock                                                     760,313
     Other long-term debt                                                838,792
     Other long-term liabilities                                         158,988
                                                                     -----------
                                                                       2,911,833
Less fair value of non oil and gas assets acquired by Devon:
     Current assets                                                      109,769
     Non oil and gas properties                                           31,412
     Investment in common stock of Chevron Corporation                   676,441
     Other assets                                                         81,945
                                                                     -----------
Fair value allocated to oil and gas properties, including $83.3
    million of undeveloped leasehold                                 $ 2,012,266
                                                                     ===========

        Additionally, $346.9 million was added as goodwill for deferred taxes created as a result of the merger. Due to the tax-free nature of the merger, Devon's tax basis in the assets acquired and liabilities assumed are the same as PennzEnergy's tax basis. The $346.9 million of deferred taxes recorded represent the deferred tax effect of the differences between the fair values assigned by Devon for financial reporting purposes to the former PennzEnergy assets and liabilities and their bases for income tax purposes.

        Estimated proved reserves added in the PennzEnergy merger were 232.7 million barrels of oil, 782.6 billion cubic feet of natural gas and 32.7 million barrels of natural gas liquids. Also, added in the PennzEnergy merger were approximately 13 million net acres of undeveloped leasehold. (The quantities of proved reserves stated in this paragraph are unaudited.)

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Snyder Merger

        Santa Fe Snyder was formed on May 5, 1999, when the former Santa Fe Energy Resources, Inc. ("Santa Fe") closed its merger with Snyder Oil Corporation ("Snyder"). Because Devon's merger with Santa Fe Snyder was accounted for using the pooling-of-interests method, the accompanying consolidated financial statements are presented as though Devon merged with Snyder in May 1999.

        The Snyder merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying statement of operations for 1999 includes the effects of Snyder's operations since May 5, 1999.

        As restated for the Devon-Santa Fe Snyder pooling, each share of Snyder common stock was exchanged for 0.451 shares of Devon common stock. This resulted in the issuance of approximately 15.1 million shares of Devon stock in the Snyder merger. In addition, the Snyder merger also included the assumption of approximately $219 million of Snyder's long-term debt as of May 5, 1999. The calculation of the total purchase price and the allocation to assets and liabilities as of May 5, 1999, are as follows.

                                                                                       (IN THOUSANDS,
                                                                                    EXCEPT SHARE PRICE)
                                                                                    -------------------

Calculation and allocation of purchase price:
     Shares of Santa Fe common stock issued to Snyder
          stockholders, as adjusted for the Devon-Santa Fe Snyder pooling                   15,130

     Average Santa Fe stock price, as adjusted for the
          Devon-Santa Fe Snyder pooling                                                   $  27.24
                                                                                          --------
     Fair value of common stock issued                                                    $412,092
     Plus estimated merger costs incurred                                                    1,485
                                                                                          --------

Total purchase price                                                                       413,577

Plus fair value of liabilities assumed:
     Current liabilities                                                                    55,118
     Long-term debt                                                                        219,001
     Other long-term liabilities                                                            26,254
                                                                                          --------
                                                                                           713,950
Less fair value of non oil and gas assets acquired:
      Current assets                                                                        16,755
      Other assets                                                                          37,211
                                                                                          --------
      Fair value allocated to oil and gas properties, including $14.7 million
          of undeveloped leasehold                                                        $659,984
                                                                                          ========

        Additionally, $135.4 million was added to oil and gas properties for deferred taxes created as a result of the Snyder merger. Due to the tax-free nature of the merger, Santa Fe's tax basis in the assets acquired and liabilities assumed were the same as Snyder's tax basis. The $135.4 million of deferred taxes recorded represent the deferred tax effect of the differences between the

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

fair values assigned by Santa Fe for financial reporting purposes to the former Snyder assets and liabilities and their bases for income tax purposes.

        Estimated proved reserves added in the Snyder merger were 17.7 million barrels of oil and natural gas liquids and 424 billion cubic feet of natural gas. Also added in the Snyder merger were approximately 800,000 net acres of undeveloped leasehold. (The quantities of proved reserves stated in this paragraph are unaudited.)

Wascana Properties Transaction

        On December 23, 1998, Devon acquired certain natural gas properties located in northeastern Alberta, Canada, from Wascana Oil and Gas Partnership, a subsidiary of Canadian Occidental Petroleums Ltd. (the "Wascana Properties"). Devon acquired the properties for approximately $57.5 million, which was funded with bank debt under Devon's then existing credit facilities.

        Estimated proved reserves of the Wascana Properties as of December 31, 1998, were 71.5 billion cubic feet of natural gas. Approximately $52.2 million of the purchase price was allocated to the proved reserves. The remaining $5.3 million of the purchase price was allocated to approximately 190,000 net undeveloped acres and exclusive rights to associated seismic data. (The quantities of proved reserves stated in this paragraph are unaudited.)

Pro Forma Information (Unaudited)

        Set forth in the following table is certain unaudited pro forma financial information for the years ended December 31, 1999 and 1998. This information has been prepared assuming the PennzEnergy merger, the Snyder merger and the Wascana Property transaction were consummated on January 1, 1998, and is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Devon's operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transactions had occurred on January 1, 1998. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transactions.

        The pro forma information includes the effect of Devon's issuance of
10.3 million shares of common stock as if such shares had been issued on January 1, 1998. (See Note 10 for additional information on this issuance of shares of common stock.) The pro forma information assumes that the approximately $402 million of net proceeds from the issuance of common stock was used to retire long-term debt and therefore reduce interest expense.

        The following should be considered in connection with the pro forma financial information presented:

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        - Expected annual cost savings of $30 to $35 million related to the Santa Fe Snyder merger and $50 to $60 million related to the PennzEnergy merger have not been reflected as an adjustment to the historical data in preparing the following pro forma information. These cost savings are expected to result from the consolidation of the corporate headquarters of Devon, Santa Fe Snyder and PennzEnergy and the elimination of duplicate staff and expenses. Some of the cost savings related to the Santa Fe Snyder merger involve items that, under the full cost method of accounting, are capitalized rather than expensed in the consolidated financial statements. Therefore, not all of the $30 to $35 million of expected savings will result in reductions to expenses as reported in the accompanying consolidated statements of operations.

        - The 1999 pro forma results include a gain of $46.7 million ($29.8 million after-tax) from PennzEnergy's pre-merger sale of land, timber and mineral rights in Pennsylvania and New York.

        - In 1998, PennzEnergy realized pretax gains on the sale and exchange of Chevron Corporation common stock of $203.1 million. This gain is included in the 1998 pro forma financial information presented in the following table. The pro forma financial information does not include the related $207.0 million after-tax extraordinary loss resulting from the early extinguishment of debt. The exclusion of the extraordinary loss from the 1998 pro forma results is required by Securities and Exchange Commission rules and regulations regarding presentation of pro forma results of operations. If the extraordinary loss were included in the 1998 pro forma results, the 1998 pro forma net loss as presented in the following table would be $508.8 million, or $4.37 per share.

        - The 1999 pro forma financial information does not include a $4.2 million extraordinary loss recorded by Santa Fe Snyder. This loss related to the early extinguishment of debt. If the extraordinary loss were included in the 1999 pro forma results, the 1999 pro forma net loss as presented in the following table would be $211.9 million, or $1.85 per share.

        - The 1998 pro forma results include $24.3 million of nonrecurring general and administrative expenses in connection with the spin-off of Pennzoil-Quaker State Company on December 30, 1998.

        - The 1999 and 1998 pro forma results include reductions of the carrying value of oil and gas properties of $476.1 million and $422.5 million, respectively. The after-tax effect of these reductions, which were due to the full cost ceiling limitation, were $309.7 million in 1999 and $280.8 million in 1998.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


                                                                             PRO FORMA INFORMATION
                                                                             YEAR ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                             1999          1998
                                                                         -----------       -----------
                                                                             (DOLLARS IN THOUSANDS,
                                                                            EXCEPT PER SHARE AMOUNTS)
REVENUES
    Oil sales                                                            $   702,477           487,218
    Gas sales                                                                806,337           802,785
    Natural gas liquids sales                                                 93,829            71,726
    Other                                                                     87,453           306,103
                                                                         -----------       -----------
            Total revenues                                                 1,690,096         1,667,832
                                                                         -----------       -----------

COSTS AND EXPENSES
    Lease operating expenses                                                 409,555           444,617
    Production taxes                                                          53,506            44,548
    Depreciation, depletion and amortization of property
        and equipment                                                        665,865           723,908
    Amortization of goodwill                                                  46,321            52,637
    General and administrative expenses                                      147,028           177,678
    Expenses related to prior mergers                                         16,800            13,149
    Interest expense                                                         158,813           175,082
    Deferred effect of changes in foreign currency exchange rate on
        subsidiary's long-term debt                                          (13,154)           16,104
    Distributions on preferred securities of subsidiary trust                  6,884             9,717
    Reduction of carrying value of oil and gas properties                    476,100           422,500
                                                                         -----------       -----------
            Total costs and expenses                                       1,967,718         2,079,940
                                                                         -----------       -----------

Earnings (loss) before income tax expense (benefit) and                     (277,622)         (412,108)
     extraordinary item

INCOME TAX EXPENSE (BENEFIT)
    Current                                                                   23,261            (1,076)
    Deferred                                                                 (93,173)         (109,222)
                                                                         -----------       -----------
        Total income tax expense (benefit)                                   (69,912)         (110,298)
                                                                         -----------       -----------

Earnings (loss) before extraordinary item                                   (207,710)         (301,810)

Preferred stock dividends                                                      9,736             5,625
                                                                         -----------       -----------
Earnings (loss) before extraordinary item applicable to
    common stockholders                                                  $  (217,446)         (307,435)
                                                                         ===========       ===========
Earnings (loss) before extraordinary item per average common
    share outstanding - basic and diluted                                $     (1.81)            (2.61)
                                                                         ===========       ===========

Weighted average common shares outstanding - basic                           119,988           117,703
                                                                         ===========       ===========

Northstar Combination

        On June 29, 1998, Devon and Northstar Energy Corporation ("Northstar") announced they had entered into a definitive combination agreement subject to shareholder approval and certain other conditions. The combination of the two companies (the "Northstar combination") was closed on December 10, 1998. At that date, Northstar became a wholly-owned subsidiary of

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Devon. Pursuant to the Northstar combination, Northstar's common shareholders received approximately 16.1 million exchangeable shares (the "Exchangeable Shares") based on an exchange ratio of 0.235 Exchangeable Shares for each Northstar common share outstanding. The Exchangeable Shares were issued by Northstar, but are exchangeable at any time into Devon's common shares on a one-for-one basis. Prior to such exchange, the Exchangeable Shares have rights identical to those of Devon's common shares, including dividend, voting and liquidation rights. Between December 10, 1998 and December 31, 2000, approximately 13.1 million of the originally issued 16.1 million Exchangeable Shares had been exchanged for shares of Devon common stock.

        The Northstar combination was accounted for under the pooling-of-interests method of accounting for business combinations. All operational and financial information contained herein includes the combined amounts for Devon and Northstar for all periods presented.

        During the fourth quarter of 1998, Devon recorded a pre-tax charge of $13.1 million ($9.7 million after tax) for direct costs related to the Northstar combination.

3.      SAN JUAN BASIN TRANSACTION

        At the beginning of 1995, Devon entered into a transaction (the "San Juan Basin Transaction") involving a volumetric production payment and a repurchase option. The San Juan Basin Transaction allowed Devon to monetize tax credits earned from certain of its coal seam gas production in the San Juan Basin. During 2000, 1999 and 1998, the San Juan Basin Transaction added approximately $12.3 million, $7.6 million and $8.4 million, respectively, to Devon's gas revenues.

        Under the terms of the San Juan Basin Transaction, Devon had a repurchase option which it could exercise at anytime. Devon exercised the repurchase option effective September 30, 2000. Devon had previously recorded a portion of the quarterly cash payments received pursuant to the San Juan Basin Transaction as a repurchase liability based upon the estimated eventual repurchase price. Devon also received cash payments in exchange for agreeing not to exercise its repurchase option for specific periods of time prior to 2000. These payments were also added to the repurchase liability. As a result, in addition to the cash flow recorded as revenues described in the previous paragraph, Devon also received $16.6 million and $6.8 million in 1999 and 1998, respectively, which were added to the repurchase liability. The actual repurchase price as of September 30, 2000, was approximately $36.3 million.

4.      SUPPLEMENTAL CASH FLOW INFORMATION

        Cash payments for interest in 2000, 1999 and 1998 were approximately $155.1 million, $115.6 million and $45.6 million, respectively. Cash payments for federal, state and foreign income taxes in 2000, 1999 and 1998 were approximately $81.8 million, $15.8 million and $19.4 million, respectively.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        The 1999 PennzEnergy merger and Snyder merger involved non-cash consideration as presented below:

                                           1999
                                        ----------
                                      (IN THOUSANDS)
Value of common stock issued            $1,130,269
Value of preferred stock issued            150,000
Employee stock options assumed              18,295
Liabilities assumed                      2,259,174
Deferred tax liability created             474,306
                                        ----------

Fair value of assets acquired with
   non-cash consideration               $4,032,044
                                        ==========


        During the fourth quarter of 1999, substantially all of the 6.5% Trust Convertible Preferred Securities were converted to Devon common stock (see Note
9).

5.      ACCOUNTS RECEIVABLE

        The components of accounts receivable included the following:


                                                    DECEMBER 31,
                                      -----------------------------------------
                                        2000            1999            1998
                                      ---------       ---------       ---------
                                                    (IN THOUSANDS)
Oil, gas and natural gas liquids
    revenue accruals                  $ 438,304         218,462          74,660
Joint interest billings                 122,778          66,658          33,136
Other                                    41,013          34,585          31,262
                                      ---------       ---------       ---------
                                        602,095         319,705         139,058
Allowance for doubtful accounts          (3,847)         (3,700)         (2,000)
                                      ---------       ---------       ---------

Net accounts receivable               $ 598,248         316,005         137,058
                                      =========       =========       =========

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

6.      PROPERTY AND EQUIPMENT

        Property and equipment included the following:

                                                                  DECEMBER 31,
                                                 -----------------------------------------------
                                                    2000              1999              1998
                                                 -----------       -----------       -----------
                                                                 (IN THOUSANDS)
Oil and gas properties:
   Subject to amortization                       $ 9,169,593         8,125,886         4,584,676
   Not subject to amortization:
   Acquired in 2000                                   74,164                --                --
   Acquired in 1999                                  122,431           134,966                --
   Acquired in 1998                                   44,833            56,922            65,702
   Acquired prior to 1998                             73,832           109,297           147,875
   Accumulated depreciation, depletion
     and amortization                             (4,752,670)       (4,129,824)       (3,204,775)
                                                 -----------       -----------       -----------

       Net oil and gas properties                  4,732,183         4,297,247         1,593,478
                                                 -----------       -----------       -----------

Other property and equipment                         224,499           164,939            55,958
Accumulated depreciation and amortization            (47,146)          (38,766)          (25,908)
                                                 -----------       -----------       -----------

       Net other property and equipment              177,353           126,173            30,050
                                                 -----------       -----------       -----------

Property and equipment, net of accumulated
   depreciation, depletion and amortization      $ 4,909,536         4,423,420         1,623,528
                                                 ===========       ===========       ===========

        Depreciation, depletion and amortization of property and equipment consisted of the following components:

                                                     YEAR ENDED DECEMBER 31,
                                              ------------------------------------
                                                2000          1999          1998
                                              --------      --------      --------
                                                         (IN THOUSANDS)
Depreciation, depletion and amortization
  of oil and gas properties                   $662,890       390,117       230,419
Depreciation and amortization of other
  property and equipment                        22,974        13,660        12,564
Amortization of other assets                     7,476         2,598           161
                                              --------      --------      --------

    Total expense                             $693,340       406,375       243,144
                                              ========      ========      ========

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

7.      LONG-TERM DEBT AND RELATED EXPENSES

        A summary of Devon's long-term debt is as follows:

                                                                      DECEMBER 31,
                                                    -----------------------------------------------
                                                        2000              1999              1998
                                                    -----------       -----------       -----------
                                                                     (IN THOUSANDS)
Borrowings under credit facilities with banks       $   146,652           645,141           411,271
Debentures exchangeable into shares of Chevron
Corporation common stock
     4.90% due August 15, 2008                          443,807           443,807                --
     4.95% due August 15, 2008                          316,506           316,506                --
Zero coupon convertible senior debentures
     exchangeable into shares of Devon
     Energy Corp. common stock, 3.875% due
     June 27, 2020                                      359,689                --                --
Other debentures:
     10.25% due November 1, 2005                        250,000           250,000                --
     10.125% due November 15, 2009                      200,000           200,000                --
     11.00% due May 15, 2004                                 --                --           100,000
     Premium (discount) on debentures                    33,375            37,467              (400)
Senior notes:
     8.05% due June 15, 2004                            124,881           125,000                --
     6.76% due July 19, 2005                                 --            75,000            75,000
     8.75% due June 15, 2007                            175,000           175,000                --
     6.79% due March 2, 2009                                 --           150,000           150,000
     Discount on notes                                   (1,074)           (1,400)               --
                                                    -----------       -----------       -----------
                                                      2,048,836         2,416,521           735,871
Less amount classified as current                            --                --                --
                                                    -----------       -----------       -----------

Long-term debt                                      $ 2,048,836         2,416,521           735,871
                                                    ===========       ===========       ===========


        Maturities of long-term debt as of December 31, 2000, excluding the $32.3 million of premiums net of discounts, are as follows (in thousands):

2001                     $       --
2002                          7,333
2003                          7,333
2004                        132,213
2005                        257,332
2006 and thereafter       1,612,324
                         ----------

Total                    $2,016,535
                         ==========

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Credit Facilities with Banks

        Concurrent with the closing of the Santa Fe Snyder merger on August 29, 2000, Devon entered into new unsecured long-term credit facilities aggregating $1 billion (the "Credit Facilities"). The Credit Facilities include a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility").

        The Credit Facilities replaced the prior separate facilities of Devon and Santa Fe Snyder. Prior to the August 2000 merger, Devon and Santa Fe Snyder each had their own unsecured credit facilities. Devon's credit facilities prior to the merger aggregated $750 million, with $475 million in a U.S. facility and $275 million in a Canadian facility. Santa Fe Snyder's credit facilities prior to the merger aggregated $600 million.

        The $725 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $525 million. The Tranche B facility can be increased to as high as $625 million and reduced to as low as $425 million by reallocating the amount available between the Tranche B facility and the Canadian Facility. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until August 28, 2001 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. Debt borrowed under the Tranche B facility matures two years and one day following the end of the Tranche B Revolving Period.

        Devon may borrow funds under the $275 million Canadian Facility until August 28, 2001 (the "Canadian Facility Revolving Period"). As disclosed in the prior paragraph, the Canadian Facility can be increased to as high as $375 million and reduced to as low as $175 million by reallocating the amount available between the Tranche B facility and the Canadian Facility. Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 45 and 90 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semi-annual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period.

        Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate, and are tied to margins determined by Devon's corporate credit ratings. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $0.9 million that is payable quarterly. The weighted average interest rate on the $146.7 million outstanding under the Credit Facilities at December 31, 2000, was 6.07%. The average interest rate on bank debt outstanding under the previous facilities at December 31, 1999 and 1998 was 6.85% and 6.28%, respectively.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        The agreements governing the Credit Facilities contain certain covenants and restrictions, including a maximum debt-to-capitalization ratio. At December 31, 2000, Devon was in compliance with such covenants and restrictions.

Exchangeable Debentures

        The exchangeable debentures consist of $443.8 million of 4.90% debentures and $316.5 million of 4.95% debentures. The exchangeable debentures were issued on August 3, 1998 and mature August 15, 2008. The exchangeable debentures are callable beginning August 15, 2000, initially at 104.0% of principal and at prices declining to 100.5% of principal on or after August 15, 2007. The exchangeable debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of Chevron Corporation common stock. In lieu of delivering Chevron Corporation common stock, Devon may, at its option, pay to any holder an amount of cash equal to the market value of the Chevron Corporation common stock to satisfy the exchange request. However, at maturity, the holders will receive an amount at least equal to the face value of the debt outstanding - either in cash or in a combination of cash and Chevron Corporation common stock.

        As of December 31, 2000, Devon beneficially owned approximately 7.1 million shares of Chevron Corporation common stock. These shares have been deposited with an exchange agent for possible exchange for the exchangeable debentures. Each $1,000 principal amount of the exchangeable debentures is exchangeable into 9.3283 shares of Chevron Corporation common stock, an exchange rate equivalent to $107-7/32 per share of Chevron stock.

        The exchangeable debentures were assumed as part of the PennzEnergy merger. The fair values of the exchangeable debentures were determined as of August 17, 1999, based on market quotations. The fair value approximated the face value of the exchangeable debentures. As a result, no premium or discount was recorded on these exchangeable debentures.

Other Debentures

        The 10.25% and 10.125% debentures were assumed as part of the PennzEnergy merger. The fair values of the respective debentures were determined using August 17, 1999, market interest rates. As a result, premiums were recorded on these debentures which lowered their effective interest rates to 8.3% and 8.9% on the $250 million of 10.25% debentures and $200 million of 10.125% debentures, respectively. The premiums are being amortized using the effective interest method.

Senior Notes

        In connection with the Snyder merger, Devon assumed Snyder's $175 million of 8.75% notes due in 2007. The notes are redeemable by Devon on or after June 15, 2002, initially at 104.375% of principal and at prices declining to 100% of principal on or after June 15, 2005. The notes are general unsecured obligations of Devon. In June 1999, Devon issued $125.0 million of 8.05% notes due 2004. The notes were issued for 98.758% of face value and Devon received

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

total proceeds of $121.6 million after deducting related costs and expenses of $1.9 million. The notes, which mature June 15, 2004, are redeemable, upon not less than thirty nor more than sixty days notice, as a whole or in part, at the option of Devon at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the applicable make-whole premium as determined by an independent investment banker and (iii) accrued and unpaid interest. The notes are general unsecured obligations of Devon. The indentures for these notes include covenants that restrict the ability of Devon SFS Operating, Inc., a wholly-owned subsidiary of Devon, to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock.

        In September 2000, Devon, as required under the $125 million senior note agreement due to a "change of control", made a tender offer to repurchase the senior notes at a premium of 101.000%. As a result of this tender offer, $119,000 of senior notes were redeemed at a total cost to Devon of approximately $120,000.

Zero Coupon Convertible Debentures

        In June 2000, Devon privately sold zero coupon convertible senior debentures. The debentures were sold at a price of $464.13 per debenture with a yield to maturity of 3.875% per annum. Each of the 760,000 debentures is convertible into 5.7593 shares of Devon common stock. Devon may call the debentures at any time after five years, and a debenture holder has the right to require Devon to repurchase the debentures after five, 10 and 15 years, at the issue price plus accrued original issue discount and interest. Devon's proceeds were approximately $346.1 million, net of debt issuance costs of approximately $6.6 million. Devon used the proceeds from the sale of these debentures to pay down other domestic long-term debt.

Interest Expense

        Following are the components of interest expense for the years 2000, 1999 and 1998:

                                                      YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                              2000            1999            1998
                                            ---------       ---------       ---------
                                                          (IN THOUSANDS)
Interest based on debt outstanding          $ 157,028         108,064          43,114
Amortization of debt premium, net              (3,781)         (1,328)             --
Facility and agency fees                        2,696           1,930             932
Amortization of capitalized loan costs          1,467           1,583             556
Capitalized interest                           (3,239)         (1,925)         (1,100)
Other                                             158           1,289              30
                                            ---------       ---------       ---------

Total interest expense                      $ 154,329         109,613          43,532
                                            =========       =========       =========

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Deferred Effect of Changes in Foreign Currency Exchange Rate on Long-term Debt

        Until mid-January 2000, the 6.76 % and 6.79% fixed-rate Senior Notes referred to in the first table of this note were payable by Northstar. However, the notes were denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were issued to the dates of repayment increased or decreased the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent of the debt were required to be included in determining net earnings for the period in which the exchange rate changed. The rate of conversion of Canadian dollars to U.S. dollars declined in 2000 and 1998 and increased in 1999. Therefore, $2.4 million of increased expense was recorded in 2000, $13.2 million of reduced expense was recorded in 1999, and $16.1 million of increased expense was recorded in 1998.

8.      INCOME TAXES

        At December 31, 2000, Devon had the following carryforwards available to reduce future income taxes:


                                           YEARS OF         CARRYFORWARD
TYPES OF CARRYFORWARD                     EXPIRATION          AMOUNTS
---------------------                     ----------       --------------
                                                           (IN THOUSANDS)
Net operating loss - U.S. federal        2008 -- 2014      $    344,038
Net operating loss - various states      2002 -- 2014      $     37,357
Net operating loss -- Canada             2001 -- 2007      $      2,180
Minimum tax credits                        Indefinite      $     84,991

        All of the carryforward amounts shown above have been utilized for financial purposes to reduce deferred taxes.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        The earnings (loss) before income taxes and the components of income tax expense (benefit) for the years 2000, 1999 and 1998 were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                2000            1999             1998
                                             ----------      ----------       ----------
                                                            (IN THOUSANDS)
Earnings (loss) before income taxes:
   U.S                                       $  872,455        (313,101)        (274,150)
   Canada                                       156,085          57,402           19,958
   International                                113,440          56,321         (107,800)
                                             ----------      ----------       ----------
   Total                                     $1,141,980        (199,378)        (361,992)
                                             ==========      ==========       ==========
Current income tax expense (benefit):
   U.S. federal                              $  106,742          12,544           (6,399)
   Various states                                 6,015           2,804           (1,189)
   Canada                                         2,268           2,908            1,975
   Other                                         15,768           4,800            1,900
                                             ----------      ----------       ----------
   Total current tax expense (benefit)          130,793          23,056           (3,713)
                                             ----------      ----------       ----------
Deferred income tax expense (benefit):
   U.S. federal                                 151,832        (119,286)         (88,824)
   Various states                                33,399            (495)          (4,836)
   Canada                                        67,318          26,654           11,166
   Other                                         28,296          20,637          (39,900)
                                             ----------      ----------       ----------
   Total deferred tax expense (benefit)         280,845         (72,490)        (122,394)
                                             ----------      ----------       ----------
Total income tax expense (benefit)           $  411,638         (49,434)        (126,107)
                                             ==========      ==========       ==========


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to earnings (loss) before income taxes as a result of the following:

                                         YEAR ENDED DECEMBER 31,
                                        --------------------------
                                        2000       1999       1998
                                        ----       ----       ----
U.S. statutory tax (benefit) rate         35%       (35)%      (35)%
Benefit from disposition of certain
     foreign assets                      (11)        --         --
Non-deductible expenses                    3          3          3
Nonconventional fuel source credits       (2)        (3)        (1)
State income taxes                         2          1         (1)
Taxation on foreign operations             5          7          2
Other                                      4          2         (3)
                                         ---        ---        ---
Effective income tax (benefit) rate       36%       (25)%      (35)%
                                         ===        ===        ===

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2000, 1999 and 1998 are presented below:

                                                                DECEMBER 31,
                                                  -----------------------------------------
                                                    2000            1999            1998
                                                  ---------       ---------       ---------
                                                                (IN THOUSANDS)
 Deferred tax assets:
    Net operating loss carryforwards              $ 122,843         207,322          48,418
    Minimum tax credit carryforwards                 84,991          88,447          16,900
    Production payments                                  --          21,527          19,105
    Long-term debt                                   17,176          17,583              --
    Other                                            95,283          50,618          20,388
                                                  ---------       ---------       ---------
       Total gross deferred tax assets              320,293         385,497         104,811
       Less valuation allowance                         100             100             100
                                                  ---------       ---------       ---------
       Net deferred tax assets                      320,193         385,397         104,711
                                                  ---------       ---------       ---------
 Deferred tax liabilities:
    Property and equipment, principally due
       to differences in depreciation, and
       the expensing of intangible drilling
       costs for tax purposes                      (687,473)       (500,156)        (49,256)
    Chevron Corporation common stock               (166,596)       (172,631)             --
    Other                                           (83,971)        (31,789)           (469)
                                                  ---------       ---------       ---------
    Total deferred tax liabilities                 (938,040)       (704,576)        (49,725)
                                                  ---------       ---------       ---------

          Net deferred tax (liability) asset      $(617,847)       (319,179)         54,986
                                                  =========       =========       =========

        As shown in the above table, Devon has recognized $320.2 million of net deferred tax assets as of December 31, 2000. Such amount consists primarily of $207.8 million of various carryforwards available to offset future income taxes. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, state net operating loss carryforwards which expire primarily between 2002 and 2014, Canadian carryforwards which expire primarily between 2001 and 2007, and minimum tax credit carryforwards which have no expiration. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

        Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2001 and 2006. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon's future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration. A $0.1 million valuation allowance has been recorded at December 31, 2000, related to depletion carryforwards acquired in a 1994 merger.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

9.      TRUST CONVERTIBLE PREFERRED SECURITIES

        On July 10, 1996, Devon, through its affiliate Devon Financing Trust, completed the issuance of $149.5 million of 6.5% trust convertible preferred securities (the "TCP Securities"). Devon Financing Trust issued 2,990,000 shares of the TCP Securities at $50 per share with a maturity date of June 15, 2026. Each TCP Security was convertible at the holder's option into 1.6393 shares of Devon common stock, which equated to a conversion price of $30.50 per share of Devon common stock.

        Devon Financing Trust invested the $149.5 million of proceeds in 6.5% convertible junior subordinated debentures issued by Devon (the "Convertible Debentures"). In turn, Devon used the net proceeds from the issuance of the Convertible Debentures to retire debt outstanding under its credit lines.

        On October 27, 1999, Devon issued notice to the holders of the TCP Securities that it was exercising its right to redeem such securities on November 30, 1999. Substantially all of the holders of the TCP Securities elected to exercise their conversion rights instead of receiving the redemption cash value. As a result, all but 950 shares of the TCP Securities were converted into approximately 4.9 million shares of Devon common stock. The redemption price for the 950 shares not converted was $52.275 per share, or $50,000 total, which included a 4.55% premium as required under the terms of the TCP Securities.

        Devon owned all the common securities of Devon Financing Trust. As such, the accounts of Devon Financing Trust were included in Devon's consolidated financial statements after appropriate eliminations of intercompany balances and transactions. The distributions on the TCP Securities were recorded as a charge to pre-tax earnings on Devon's consolidated statements of operations, and such distributions were deductible by Devon for income tax purposes.

10.     STOCKHOLDERS' EQUITY

        The authorized capital stock of Devon consists of 400 million shares of common stock, par value $.10 per share (the "Common Stock"), and 4.5 million shares of preferred stock, par value $1.00 per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors.

        Effective August 17, 1999, Devon issued 1.5 million shares of 6.49% cumulative preferred stock, Series A, to holders of PennzEnergy 6.49% cumulative preferred stock, Series A. Dividends on the preferred stock are cumulative from the date of original issue and are payable quarterly, in cash, when declared by the Board of Directors. The preferred stock is redeemable at the option of Devon at any time on or after June 2, 2008, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends to the redemption date.

        In late September and early October 1999, Devon received $402.7 million from the sale of approximately 10.3 million shares of its common stock in a public offering. The price to the public

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

for these shares was $40.50 per share. Net of underwriters' discount and commissions, Devon received $38.98 per share. Devon paid approximately $0.8 million of expenses related to the equity offering, and these costs were recorded as reductions of additional paid-in capital.

        As discussed in Note 2, there were approximately 21.5 million shares of Devon common stock issued on August 17, 1999, in connection with the PennzEnergy merger. Also, as discussed in Note 2, there were 16.1 million Exchangeable Shares issued on December 10, 1998, in connection with the Northstar combination. As of year-end 2000, 13.1 million of the Exchangeable Shares had been exchanged for shares of Devon's common stock. The Exchangeable Shares have rights identical to those of Devon's common stock and are exchangeable at any time into Devon's common stock on a one-for-one basis.

        Devon's Board of Directors has designated 1.0 million shares of the preferred stock as Series A Junior Participating Preferred Stock (the "Series A Junior Preferred Stock") in connection with the adoption of the share rights plan described later in this note. At December 31, 2000, there were no shares of Series A Junior Preferred Stock issued or outstanding. The Series A Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $10 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series A Junior Preferred Stock. Holders of the Series A Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series A Junior Preferred Stock is neither redeemable nor convertible. The Series A Junior Preferred Stock ranks prior to the Common Stock but junior to all other classes of Preferred Stock.

Stock Option Plans

        Devon has outstanding stock options issued to key management and professional employees under three stock option plans adopted in 1988, 1993 and 1997 (the "1988 Plan," the "1993 Plan" and the "1997 Plan"). Options granted under the 1988 Plan and 1993 Plan remain exercisable by the employees owning such options, but no new options will be granted under these plans. At December 31, 2000, there were 109,000 and 487,540 options outstanding under the 1988 Plan and the 1993 Plan, respectively.

        On May 21, 1997, Devon's stockholders adopted the 1997 Plan and reserved two million shares of Common Stock for issuance thereunder. On December 9, 1998, Devon's stockholders voted to increase the reserved number of shares to three million. On August 17, 1999, Devon's stockholders voted to increase the reserved number of shares to six million. On August 29, 2000, Devon's stockholders voted to increase the reserved number of shares to ten million.

        The exercise price of stock options granted under the 1997 Plan may not be less than the estimated fair market value of the stock at the date of grant, plus 10% if the grantee owns or controls more than 10% of the total voting stock of Devon prior to the grant. Options granted are exercisable during a period established for each grant, which period may not exceed 10 years from

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

the date of grant. Under the 1997 Plan, the grantee must pay the exercise price in cash or in Common Stock, or a combination thereof, at the time that the option is exercised. The 1997 Plan is administered by a committee comprised of non-management members of the Board of Directors. The 1997 Plan expires on April 25, 2007. As of December 31, 2000, there were 3,306,329 options outstanding under the 1997 Plan. There were 6,225,949 options available for future grants as of December 31, 2000.

        In addition to the stock options outstanding under the 1988 Plan, 1993 Plan and 1997 Plan, there were approximately 1,744,409, 1,630,123 and 78,553 stock options outstanding at the end of 2000 that were assumed as part of the Santa Fe Snyder merger, the PennzEnergy merger and the Northstar combination, respectively. Santa Fe Snyder, PennzEnergy and Northstar had granted these options prior to the Santa Fe Snyder merger, the PennzEnergy merger and the Northstar combination. As part of the Santa Fe Snyder merger, the PennzEnergy merger and the Northstar combination, the options were assumed by Devon and converted to Devon options at the exchange rate of 0.22, 0.4475 and 0.235 Devon options for each Santa Fe Snyder, PennzEnergy and Northstar option, respectively.

        A summary of the status of Devon's stock option plans as of December 31, 1998, 1999 and 2000, and changes during each of the years then ended, is presented below.

                                                                                  OPTIONS EXERCISABLE
                                                                               -------------------------
                                                  OPTIONS OUTSTANDING                           WEIGHTED
                                              ----------------------------                       AVERAGE
                                                NUMBER          EXERCISE          NUMBER        EXERCISE
                                              OUTSTANDING        PRICE         EXERCISABLE       PRICE
                                              -----------      ----------      -----------     ----------
Balance at December 31, 1997                   4,405,560       $   31.564       2,744,115      $   29.717
                                                                               ==========      ==========
    Options granted                            1,652,789       $   34.262
    Options exercised                           (187,953)      $   23.943
    Options forfeited                           (349,740)      $   35.326
                                              ----------

Balance at December 31, 1998                   5,520,656       $   31.768       4,079,125      $   30.479
                                                                               ==========      ==========
    Options granted                            1,564,108       $   31.736
    Options assumed in the
      PennzEnergy merger                       2,081,894       $   55.643
    Options assumed in the Snyder merger         979,220       $   35.182
    Options exercised                         (1,139,231)      $   28.509
    Options forfeited                           (452,746)      $   36.369
                                              ----------

Balance at December 31, 1999                   8,553,901       $   38.202       7,063,983      $   39.547
                                                                               ==========      ==========
    Options granted                            1,624,800       $   51.430
    Options exercised                         (2,488,756)      $   33.106
    Options forfeited                           (333,991)      $   60.354
                                              ----------

Balance at December 31, 2000                   7,355,954       $   41.843       6,024,796      $   40.718
                                              ==========                       ==========      ==========

        The weighted average fair values of options granted during 2000, 1999 and 1998 were $28.73, $12.80 and $13.44, respectively. The fair value of each option grant was estimated for disclosure purposes on the date of grant using the Black-Scholes Option Pricing Model with the

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.5%, 6.0% and 5.0%; dividend yields of 0.4%, 0.5% and 0.4%; expected lives of 5, 5 and 5 years; and volatility of the price of the underlying common stock of 40.0%, 35.2% and 31.7%.

        The following table summarizes information about Devon's stock options which were outstanding, and those which were exercisable, as of December 31, 2000:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      ------------------------------------------      --------------------------
                                       WEIGHTED        WEIGHTED                        WEIGHTED
   RANGE OF                             AVERAGE         AVERAGE                         AVERAGE
   EXERCISE             NUMBER         REMAINING       EXERCISE          NUMBER        EXERCISE
    PRICES            OUTSTANDING        LIFE            PRICE        EXERCISABLE       PRICE
---------------       -----------     ----------      ----------      -----------     ----------
$ 8.375-$26.501          886,899      2.98 Years      $   22.732         881,065      $   22.719
$28.830-$33.381        1,892,214      6.52 Years      $   30.691       1,612,472      $   30.705
$34.375-$39.773        1,288,365      6.10 Years      $   36.550       1,263,100      $   36.554
$40.125-$49.950          522,150      5.56 Years      $   46.067         506,884      $   46.017
$50.142-$59.813        2,146,853      7.75 Years      $   53.072       1,155,202      $   54.212
$60.150-$89.660          619,473      4.84 Years      $   71.797         606,073      $   72.050
                       ----------                                     ----------
                       7,355,954      6.17 Years      $   41.843       6,024,796      $   40.718
                       ==========                                     ==========

        Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon's 2000, 1999 and 1998 pro forma net earnings (loss) and pro forma net earnings (loss) per share would have differed from the amounts actually reported as shown in the following table. The pro forma amounts shown below do not include the effects of stock options granted prior to January 1, 1995.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                        2000             1999              1998
                                                                     -----------      -----------       -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss) available to common shareholders
         As reported                                                 $   720,607         (157,795)         (235,885)
         Pro forma                                                   $   701,852         (173,005)         (252,070)

Net earnings (loss) per share available to common shareholders:
         As reported:
            Basic                                                    $      5.66            (1.68)            (3.32)
            Diluted                                                  $      5.50            (1.68)            (3.32)
         Pro forma:
            Basic                                                    $      5.51            (1.85)            (3.55)
            Diluted                                                  $      5.36            (1.85)            (3.55)

Share Rights Plan

        Under Devon's share rights plan, stockholders have one right for each share of Common Stock held. The rights become exercisable and separately transferable ten business days after a) an announcement that a person has acquired, or obtained the right to acquire, 15% or more of the voting shares outstanding, or b) commencement of a tender or exchange offer that could result in a person owning 15% or more of the voting shares outstanding.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        Each right entitles its holder (except a holder who is the acquiring person) to purchase either (a) 1/100 of a share of Series A Preferred Stock for $75.00, subject to adjustment or, (b) Devon Common Stock with a value equal to twice the exercise price of the right, subject to adjustment to prevent dilution. In the event of certain merger or asset sale transactions with another party or transactions which would increase the equity ownership of a shareholder who then owned 15% or more of Devon, each Devon right will entitle its holder to purchase securities of the merging or acquiring party with a value equal to twice the exercise price of the right.

        The rights, which have no voting power, expire on April 16, 2005. The rights may be redeemed by Devon for $.01 per right until the rights become exercisable.

11.     FINANCIAL INSTRUMENTS

        The following table presents the carrying amounts and estimated fair values of Devon's financial instruments at December 31, 2000, 1999 and 1998.

                                              2000                       1999                       1998
                                  -----------------------    -----------------------       -----------------------
                                   CARRYING        FAIR       CARRYING        FAIR         CARRYING          FAIR
                                    AMOUNT        VALUE        AMOUNT        VALUE          AMOUNT          VALUE
                                  ----------    ---------    -----------   ----------      ---------     ---------
                                                                 (IN THOUSANDS)
  Investments                     $  606,117     606,117       634,281       634,281          1,930         1,930
  Oil and gas price
    hedge agreements              $       --     (57,560)           --        (9,540)            --         1,988
  Foreign exchange
    hedge agreements              $       --        (533)           --        (2,535)            --        (9,310)
  Long-term debt
     (including current portion)  $(2,048,836) (2,049,779)   (2,416,521)  (2,400,334)      (735,871)     (758,075)
  TCP Securities                  $       --          --            --            --       (149,500)     (171,400)

        The following methods and assumptions were used to estimate the fair values of the financial instruments in the above table. None of Devon's financial instruments are held for trading purposes. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at December 31, 2000, 1999 and 1998.

        Investments -- The fair values of investments are primarily based on quoted market prices.

        Oil and Gas Price Hedge Agreements -- The fair values of the oil and gas price hedges are based on either (a) an internal discounted cash flow calculation, (b) quotes obtained from the counterparty to the hedge agreement or
(c) quotes provided by brokers.

        Foreign Exchange Hedge Agreements -- The fair values of the foreign exchange agreements are based on quotes obtained from brokers.

        Long-term Debt -- The fair values of the fixed-rate long-term debt have been estimated based on quotes obtained from brokers or by discounting the principal and interest payments at rates available for debt of similar terms and maturity. The fair values of the floating-rate long-term debt are estimated to approximate the carrying amounts due to the fact that the interest rates paid on such debt are generally set for periods of three months or less.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        TCP Securities -- The fair values of the TCP securities are based on quoted market prices provided by brokers.

        The following table covers Devon's notional volumes and pricing on open natural gas hedging instruments as of December 31, 2000:

                                               YEAR OF PRODUCTION
                                             ----------------------
                                               2001          2002
                                             --------      --------
Volumes (billion British thermal units)        14,027         3,333
Average price to be received                 $   2.18          2.52

        The floating reference prices which Devon will pay the counterparties to the above gas price hedging instruments include several index prices based upon the area of the gas production that is hedged. For the hedged Canadian gas production, these reference prices are primarily based on index prices published by the Alberta Energy Company ("AECO"). For the hedged U.S. production, the reference prices are primarily based on index prices published by "Inside F.E.R.C.'s Gas Market Report" ("Inside FERC") for the Rocky Mountains.

        In addition to the above gas hedging instruments, Devon also had a natural gas basis swap in effect as of December 31, 2000. In this basis swap, which covers 20,000 MMBtus per day, Devon owes the counterparty the applicable monthly Colorado Interstate Gas Co. index price as published by Inside FERC, while the counterparty owes Devon the average NYMEX price for the last three settlement days of the month less $0.30 per MMBtu. The net difference is settled by the parties each month. This basis swap continues through August 31, 2004.

        Devon has certain foreign currency hedging instruments that offset a portion of the exposure to currency fluctuations on Canadian oil sales that are based on U.S. dollar prices. Gains and losses recognized on these foreign currency hedging instruments are included as increases or decreases to realized oil sales. As of December 31, 2000, Devon had open foreign currency hedging instruments in which it will sell $10 million in 2001 at average Canadian-to-U.S. dollar exchange rates of $0.7102. Under this agreement, Devon will buy the same amount of dollars at the floating exchange rate.

        Devon's 1999 and 1998 consolidated balance sheets include deferred revenues of $0.4 million and $1.0 million, respectively, for gains realized on the early termination of commodity and foreign currency hedging instruments in prior years.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

12.     RETIREMENT PLANS

        Devon has non-contributory defined benefit retirement plans (the "Basic Plans") which include U.S. employees meeting certain age and service requirements. The benefits are based on the employee's years of service and compensation. Devon's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Rights to amend or terminate the Basic Plans are retained by Devon.

        Devon also has separate defined benefit retirement plans (the "Supplementary Plans") which are non-contributory and include only certain employees whose benefits under the Basic Plans are limited by income tax regulations. The Supplementary Plans' benefits are based on the employee's years of service and compensation. Devon's funding policy for the Supplementary Plans is to fund the benefits as they become payable. Rights to amend or terminate the Supplementary Plans are retained by Devon.

        In 2000, Devon established a defined benefit postretirement plan, which is unfunded, and covers substantially all current employees including former Santa Fe Snyder and PennzEnergy employees who remained with Devon. Additionally, Devon assumed responsibility for the PennzEnergy sponsored defined benefit postretirement plans, which are unfunded. The plans provide medical and life insurance benefits and are, depending on the type of plan, either contributory or non-contributory. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with Devon's expressed intent to increase, where possible, contributions for future retirees.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        The following table sets forth the plans' benefit obligations, plan assets, reconciliation of funded status, amounts recognized in the consolidated balance sheets and the actuarial assumptions used as of December 31, 2000, 1999 and 1998.


                                                       PENSION BENEFITS                     OTHER RETIREMENT BENEFITS
                                            -------------------------------------     -------------------------------------
                                              2000          1999          1998          2000          1999          1998
                                            ---------     ---------     ---------     ---------     ---------     ---------
                                                                             (IN THOUSANDS)
Change in benefit obligation:
     Benefit obligation at beginning
       of year                              $ 155,569        63,841        53,859     $  37,860         8,100         6,600
     Service cost                               6,736         4,937         2,685           809           838           400
     Interest cost                             11,283         6,464         4,035         2,330         1,249           500
     Participant contributions                     --            --            --           147            --           100
     Amendments                                 4,303            --           293        (1,985)           --            --
     Mergers and acquisitions                      --        87,751            --            --        28,659            --
     Curtailment gain                          (3,037)           --            --          (346)           --            --
     Actuarial (gain) loss                     (2,963)       (3,525)        5,573        (3,153)          600         1,000
     Benefits paid                             (7,290)       (3,899)       (2,604)       (3,520)       (1,586)         (500)
                                            ---------     ---------     ---------     ---------     ---------     ---------
     Benefit obligation at end of year        164,601       155,569        63,841        32,142        37,860         8,100
                                            ---------     ---------     ---------     ---------     ---------     ---------

Change in plan assets:
     Fair value of plan assets at             157,894        41,531        43,136            --            --            --
        beginning of year
     Actual return on plan assets               2,574        14,808           113            --            --            --
     PennzEnergy merger                            --       104,181            --            --            --            --
     Employer contributions                     1,664         1,273           886         3,373         1,486           400
     Participant contributions                     --            --            --           147           100           100
     Benefits paid                             (7,290)       (3,899)       (2,604)       (3,520)       (1,586)         (500)
                                            ---------     ---------     ---------     ---------     ---------     ---------
     Fair value of plan assets at end
        of year                               154,842       157,894        41,531            --            --            --
                                            ---------     ---------     ---------     ---------     ---------     ---------


Funded status                                  (9,759)        2,325       (22,310)      (32,142)      (37,860)       (8,100)

Unrecognized net actuarial (gain) loss          9,888        (2,723)        9,130        (2,199)          800           200
Unrecognized prior service cost                 1,570         1,966         2,322        (1,201)           --            --
Unrecognized net transition (asset)            (6,331)         (400)         (500)        1,152         2,100         2,300
 obligation
Other                                              --           100            --            --           100           100
                                            ---------     ---------     ---------     ---------     ---------     ---------
Net amount recognized                       $  (4,632)        1,268       (11,358)    $ (34,390)      (34,860)       (5,500)
                                            =========     =========     =========     =========     =========     =========

The net amounts recognized in the
consolidated balance sheets consist of:
     (Accrued) prepaid benefit cost         $  (4,632)        1,268       (11,358)    $ (34,390)      (34,860)       (5,500)
     Additional minimum liability                (735)       (3,110)       (2,987)           --            --            --
     Intangible asset                             508         1,537         1,808            --            --            --
     Accumulated other comprehensive loss         227         1,573         1,179            --            --            --
                                            ---------     ---------     ---------     ---------     ---------     ---------
     Net amount recognized                  $  (4,632)        1,268       (11,358)    $ (34,390)      (34,860)       (5,500)
                                            =========     =========     =========     =========     =========     =========

Assumptions:
     Discount rate                               7.65%         7.34%         6.69%         7.65%         7.32%         6.75%
     Expected return on plan assets              8.50%         8.37%         9.35%          N/A           N/A           N/A
     Rate of compensation increase               5.00%         4.88%         4.84%         5.00%         4.75%         4.75%

        The benefit obligation for the defined benefit pension plans with benefit obligations in excess of assets was $87.0 million as of December 31, 2000. The plan assets for these plans at December 31, 2000 totaled $49.9 million.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        Net periodic benefit cost included the following components:

                                                                                   OTHER POSTRETIREMENT
                                                PENSION BENEFITS                        BENEFITS
                                        --------------------------------    -------------------------------
                                          2000        1999        1998        2000        1999       1998
                                        --------    --------    --------    --------    --------   --------
                                                                    (IN THOUSANDS)
Service cost                            $  6,736       4,937       2,685    $    809         838        400
Interest cost                             11,283       6,464       4,035       2,330       1,249        500
Expected return on plan assets           (13,247)     (6,900)     (3,932)         --          --         --
Amortization of prior service cost           289         256         256         (37)         --         --
Amortization of transition obligation        (52)         --          --         170         200        200
Recognized net actuarial (gain) loss         294         320          11        (207)         --         --
                                        --------    --------    --------    --------    --------   --------
Net periodic benefit cost               $  5,303       5,077       3,055    $  3,065       2,287      1,100
                                        ========    ========    ========    ========    ========   ========

        For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2000. The rate was assumed to decrease on a pro-rata basis annually to 5% in the year 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                   ONE-PERCENTAGE       ONE-PERCENTAGE
                                                                   POINT INCREASE       POINT DECREASE
                                                                   --------------       --------------
                                                                              (IN THOUSANDS)
Effect on total of service and interest cost components for 2000      $   230                $  (204)
Effect on year-end 2000 postretirement benefit obligation             $ 1,062                $(1,009)

        Devon has incurred certain postemployment benefits to former or inactive employees who are not retirees. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112, "Employer's Accounting for Postemployment Benefits." The accrued postemployment benefit liability was approximately $12.7 million and $2.5 million at the end of 2000 and 1999, respectively.

        Devon has a 401(k) Incentive Savings Plan which covers all domestic employees. At its discretion, Devon may match a certain percentage of the employees' contributions to the plan. The matching percentage is determined annually by the Board of Directors. Devon's matching contributions to the plan were $5.0 million, $4.3 million and $2.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

        Devon has defined contribution plans for its Canadian employees. Devon contributes between 6% and 10% of the employee's base compensation, depending upon the employee's classification. Such contributions are subject to maximum amounts allowed under the Income Tax Act (Canada).

        Devon also has a savings plan for its Canadian employees. Under the savings plan, Devon contributes an amount equal to 2% of the base salary of each employee. The employees may elect to contribute up to 4% of their salary. If such employee contributions are made, they are matched by additional Devon contributions.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        During the years 2000, 1999 and 1998, Devon's combined contributions to the Canadian defined contribution plan and the Canadian savings plan were $2.1 million, $1.9 million and $1.8 million, respectively.

        As a result of the Santa Fe Snyder merger, Devon also has a savings plan with respect to certain personnel employed in foreign locations. The plan is an unsecured creditor of Devon and at December 31, 2000, 1999 and 1998, Devon's liability with respect to the plan totaled $0.4 million, $0.4 million and $0.3 million, respectively.

13.     COMMITMENTS AND CONTINGENCIES

        Devon is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Devon and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Devon's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to Devon's financial position or results of operations after consideration of recorded accruals.

Environmental Matters

        Devon is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Devon has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Devon's consolidated financial statements. Devon adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

        Certain of Devon's subsidiaries acquired in the PennzEnergy merger are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of December 31, 2000, Devon's consolidated balance sheet included $7.8 million of accrued liabilities, reflected in "Other liabilities," for environmental remediation. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Devon's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Devon's monetary exposure is not expected to be material.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Royalty Matters

        More than 30 oil companies, including Devon, are involved in disputes in which it is alleged that such companies and related parties underpaid royalty, overriding royalty and working interests owners in connection with the production of crude oil. The proceedings include suits in federal court in Texas, Louisiana, Mississippi and Wyoming that have been consolidated into one proceeding in Texas. To avoid expensive and protracted litigation, certain parties, including Devon, have entered into a global settlement agreement which provides for a settlement of all claims of all members of the settlement class. The court held a fairness hearing and issued an Amended Final Judgment approving the settlement on September 10, 1999. However, certain entities have appealed their objections to the settlement.

        Also, pending in federal court in Texas is a similar suit alleging underpaid royalties to the United States in connection with natural gas and natural gas liquids produced and sold from United States owned and/or controlled lands. The claims were filed by private litigants against Devon and numerous other producers, under the federal False Claims Act. The United States served notice of its intent to intervene as to certain defendants, but not Devon. Devon and certain other defendants are challenging the constitutionality of whether a claim under the federal False Claims Act can be maintained absent government intervention. Devon believes that it has acted reasonably and paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this litigation. As a result, Devon's monetary exposure in this suit is not expected to be material.

Maersk Rig Contract

        In December 1997, the working interest owner partner of Pennzoil Venezuela Corporation, S.A. ("PVC"), a subsidiary of Devon as a result of the PennzEnergy merger, entered into a contract with Maersk Jupiter Drilling, S.A. ("Maersk") for the provision of a rig for drilling services relative to the anticipated drilling program associated with Devon's Block 70/80 in Lake Maracaibo, Venezuela. The rig was assembled and delivered by Maersk to Lake Maracaibo where it performed an abbreviated drilling program for both Blocks 68/79 and 70/80. It is currently stacked in Lake Maracaibo. The contract, which expires October 1, 2001, provides for early termination, with a charge for such termination which is currently estimated at $42,000 per day with certain escalation factors for the balance of the term. As of December 31, 2000, Devon's consolidated balance sheet included accrued liabilities, reflected in "Other liabilities," for the expected cost to terminate/settle the contract. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the liability recognized for such termination/settlement of the contract.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Operating Leases

        The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000:

YEAR ENDING DECEMBER 31,                         (IN THOUSANDS)
------------------------
    2001                                            $ 14,394
    2002                                              12,279
    2003                                              11,513
    2004                                              10,779
    2005                                              10,293
    Thereafter                                        20,466
                                                    --------
    Total minimum lease payments required           $ 79,724
                                                    ========

        Total rental expense for all operating leases is as follows for the years ended December 31:

                                              (IN THOUSANDS)
2000                                             $ 18,564
1999                                             $ 24,204
1998                                             $ 18,319

Santa Fe Energy Trust

        The Santa Fe Energy Trust (the "Trust") was formed in 1992 to hold 6.3 million Depository Units, each consisting of beneficial ownership of one unit of undivided interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon U.S. Treasury obligation maturing on or about February 15, 2008, when the Trust will be liquidated. The assets of the Trust consist of certain oil and gas properties conveyed to it by Santa Fe Snyder.

        For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional support payments to the extent that it needs such payments to distribute $0.39 per Depository Unit per quarter. The source of such support payments is limited to Devon's remaining royalty interest in certain of the properties conveyed to the Trust. The aggregate amount of the additional royalty payments (net of any amounts recouped) is limited to $19.4 million on a revolving basis. If such support payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such support payments. Through the end of 2000, the Trust had received support payments totaling $4.2 million and Devon had recouped all such payments.

        Depending on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make the required quarterly distributions. In such instances, Devon would be required to make support payments.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        At December 31, 2000 and 1999, accounts payable as shown on the accompanying consolidated balance sheets included $4.1 million and $3.4 million, respectively, due to the Trust.

14.     REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES

        Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

        During 1999 and 1998, Devon reduced the carrying value of its oil and gas properties by $476.1 million and $422.5 million, respectively, due to the full cost ceiling limitations. The after-tax effect of these reductions in 1999 and 1998 were $309.7 million and $280.8 million, respectively.

15.     OIL AND GAS OPERATIONS

Costs Incurred

        The following tables reflect the costs incurred in oil and gas property acquisition, exploration, and development activities:

                                                                   TOTAL
                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000        1999        1998
                                                    ---------   ---------   ---------
                                                             (IN THOUSANDS)
Property acquisition costs:
  Proved, excluding deferred income taxes           $ 291,355   3,002,269     245,467
  Deferred income taxes                                    --     131,700      21,382
                                                    ---------   ---------   ---------
  Total proved, including deferred income taxes     $ 291,355   3,133,969     266,849
                                                    =========   =========   =========
  Unproved, excluding deferred income taxes:
    Business combinations                                  --      83,505       5,278
    Other acquisitions                                 55,344      40,583      55,827
  Deferred income taxes                                    --          --         661
                                                    ---------   ---------   ---------
  Total unproved, including deferred income taxes   $  55,344     124,088      61,766
                                                    =========   =========   =========
Exploration costs                                   $ 212,719     157,706     176,014
Development costs                                   $ 636,379     336,126     294,105

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                                                                DOMESTIC
                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000        1999        1998
                                                    ---------   ---------   ---------
                                                              (IN THOUSANDS)
Property acquisition costs:
  Proved, excluding deferred income taxes           $ 177,072   2,670,237      87,549
  Deferred income taxes                                    --     131,700          --
                                                    ---------   ---------   ---------
  Total proved, including deferred income taxes     $ 177,072   2,801,937      87,549
                                                    =========   =========   =========
  Unproved, excluding deferred income taxes:
    Business combinations                                  --      81,755          --
    Other acquisitions                                 34,805      27,728      40,364
  Deferred income taxes                                    --          --          --
                                                    ---------   ---------   ---------
  Total unproved, including deferred income taxes   $  34,805     109,483      40,364
                                                    =========   =========   =========
Exploration costs                                   $ 117,119      88,171      71,486
Development costs                                   $ 466,090     228,095     149,286

                                                               CANADA
                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      2000      1999      1998
                                                    -------   -------   -------
                                                           (IN THOUSANDS)
Property acquisition costs:
  Proved, excluding deferred income taxes           $69,736    29,532   107,818
  Deferred income taxes                                  --        --    21,382
                                                    -------   -------   -------
  Total proved, including deferred income taxes     $69,736    29,532   129,200
                                                    =======   =======   =======
  Unproved, excluding deferred income taxes:
    Business combinations                                --        --     5,278
    Other acquisitions                               16,977     9,155    10,263
  Deferred income taxes                                  --        --       661
                                                    -------   -------   -------
  Total unproved, including deferred income taxes   $16,977     9,155    16,202
                                                    =======   =======   =======
Exploration costs                                   $54,769    37,197    49,928
Development costs                                   $56,654    29,811    75,119

                                                             INTERNATIONAL
                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Property acquisition costs:
  Proved, excluding deferred income taxes           $ 44,547    302,500     50,100
  Deferred income taxes                                   --         --         --
                                                    --------   --------   --------
  Total proved, including deferred income taxes     $ 44,547    302,500     50,100
                                                    ========   ========   ========
  Unproved, excluding deferred income taxes:
    Business combinations                                 --      1,750         --
    Other acquisitions                                 3,562      3,700      5,200
  Deferred income taxes                                   --         --         --
                                                    --------   --------   --------
  Total unproved, including deferred income taxes   $  3,562      5,450      5,200
                                                    ========   ========   ========
Exploration costs                                   $ 40,831     32,338     54,600
Development costs                                   $113,635     78,220     69,700

        Pursuant to the full-cost method of accounting, Devon capitalizes certain of its general and administrative expenses which are related to property acquisition, exploration and development activities. Such capitalized expenses, which are included in the costs shown in the preceding tables, were $61.8 million, $28.9 million and $14.8 million in the years 2000, 1999 and 1998, respectively.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        Due to the tax-free nature of the merger between Santa Fe and Snyder in May 1999, additional deferred tax liabilities of $131.7 million were allocated to proved properties. Due to the tax-free nature of the PennzEnergy merger in August 1999, additional deferred tax liabilities of $346.9 million were recorded in 1999 and allocated to goodwill.

Results of Operations for Oil and Gas Producing Activities

        The following tables include revenues and expenses associated directly with Devon's oil and gas producing activities. They do not include any allocation of Devon's interest costs or general corporate overhead and, therefore, are not necessarily indicative of the contribution to net earnings of Devon's oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including depreciation, depletion and amortization and after giving effect to permanent differences.


                                                                                 TOTAL
                                                                        YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                             2000              1999              1998
                                                        -------------       -----------       --------------
                                                        (IN THOUSANDS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales                    $ 2,718,445         1,256,872           681,978
Production and operating expenses                            (597,333)         (377,472)         (274,618)
Depreciation, depletion and amortization                     (662,890)         (390,117)         (230,419)
Amortization of goodwill                                      (41,332)          (16,111)               --
Reduction of carrying value of oil and gas
   properties                                                      --          (476,100)         (422,500)
Income tax (expense) benefit                                 (571,755)          (24,984)           65,515
                                                          -----------       -----------       -----------
Results of operations for oil and gas producing
   activities                                             $   845,135           (27,912)         (180,044)
                                                          ===========       ===========       ===========
Depreciation, depletion and amortization per
   equivalent barrel of production                        $      5.48              4.46              3.74
                                                          ===========       ===========       ===========


                                                                              DOMESTIC
                                                                       YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                             2000              1999              1998
                                                        -------------       -----------       --------------
                                                        (IN THOUSANDS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales                    $ 2,167,571           891,670           417,313
Production and operating expenses                            (462,849)         (254,077)         (164,612)
Depreciation, depletion and amortization                     (541,174)         (293,841)         (154,127)
Amortization of goodwill                                      (41,303)          (16,106)               --
Reduction of carrying value of oil and gas
   properties                                                      --          (463,700)         (301,400)
Income tax (expense) benefit                                 (445,783)           37,786            63,630
                                                          -----------       -----------       -----------
Results of operations for oil and gas producing
   activities                                             $   676,462           (98,268)         (139,196)
                                                          ===========       ===========       ===========
Depreciation, depletion and amortization per
   equivalent barrel of production                        $      5.73              4.98              4.41
                                                          ===========       ===========       ===========

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                                                                                CANADA
                                                                       YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                              2000              1999              1998
                                                        -------------         ---------         ------------
                                                        (IN THOUSANDS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales                      $ 303,537           204,501           169,965
Production and operating expenses                             (64,773)          (62,595)          (58,506)
Depreciation, depletion and amortization                      (64,094)          (64,514)          (43,392)
Reduction of carrying value of oil and gas
   properties                                                      --                --                --
Income tax (expense) benefit                                  (79,363)          (37,736)          (37,615)
                                                            ---------         ---------         ---------
Results of operations for oil and gas producing
   activities                                               $  95,307            39,656            30,452
                                                            =========         =========         =========
Depreciation, depletion and amortization per
   equivalent barrel of production                          $    4.05              3.56              2.41
                                                            =========         =========         =========


                                                                             INTERNATIONAL
                                                                        YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                              2000              1999              1998
                                                        -------------         ---------         ------------
                                                        (IN THOUSANDS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales                      $ 247,337           160,701            94,700
Production and operating expenses                             (69,711)          (60,800)          (51,500)
Depreciation, depletion and amortization                      (57,622)          (31,762)          (32,900)
Amortization of goodwill                                          (29)               (5)               --
Reduction of carrying value of oil and gas
   properties                                                      --           (12,400)         (121,100)
Income tax (expense) benefit                                  (46,609)          (25,034)           39,500
                                                            ---------         ---------         ---------
Results of operations for oil and gas producing
   activities                                               $  73,366            30,700           (71,300)
                                                            =========         =========         =========
Depreciation, depletion and amortization per
   equivalent barrel of production                          $    5.38              3.06              3.78
                                                            =========         =========         =========


16.     SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

        The following supplemental unaudited information regarding the oil and gas activities of Devon is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Quantities of Oil and Gas Reserves

        Set forth below is a summary of the changes in the net quantities of crude oil, natural gas and natural gas liquids reserves for each of the three years ended December 31, 2000. Approximately 80%, 98% and 96%, of the respective year-end 2000, 1999 and 1998 domestic proved reserves were calculated by the independent petroleum consultants of LaRoche Petroleum Consultants, Ltd. and Ryder-Scott Company Petroleum Consultants. The remaining percentages of domestic reserves are based on Devon's own estimates. All of the year-end 2000 and 1999 Canadian proved reserves were calculated by the independent petroleum consultants Paddock Lindstrom & Associates. All of the year-end 1998 Canadian proved reserves were calculated by the independent petroleum consultants of Paddock Lindstrom & Associates and AMH Group Ltd. All of the international proved reserves other than Canada as of December 31, 2000 and 1999 were calculated by the independent petroleum consultants of Ryder-Scott Company Petroleum Consultants. Of the 1998 international reserves other than Canada, 87% were calculated by Ryder-Scott Company Petroleum Consultants and 13% were based on Devon's own estimates.

                                                                     TOTAL
                                               ------------------------------------------------
                                                                                      NATURAL
                                                                                        GAS
                                                  OIL                 GAS             LIQUIDS
                                                (MBBLS)             (MMCF)            (MBBLS)
                                               ----------         ----------         ----------
Proved reserves as of December 31, 1997           218,741          1,403,204             24,478
        Revisions of estimates                     (9,452)           (53,209)             2,391
        Extensions and discoveries                 27,497            174,527              8,652
        Purchase of reserves                       30,283            164,429                518
        Production                                (25,628)          (198,051)            (3,054)
        Sale of reserves                           (5,984)           (13,906)              (306)
                                               ----------         ----------         ----------
Proved reserves as of December 31, 1998           235,457          1,476,994             32,679
        Revisions of estimates                     12,367              6,888              3,254
        Extensions and discoveries                 12,809            406,157              4,342
        Purchase of reserves                      272,412          1,417,747             32,795
        Production                                (31,756)          (304,203)            (5,111)
        Sale of reserves                           (4,572)           (53,956)              (142)
                                               ----------         ----------         ----------
Proved reserves as of December 31, 1999           496,717          2,949,627             67,817
        Revisions of estimates                     (4,135)            99,223              3,312
        Extensions and discoveries                 33,939            601,317              6,041
        Purchase of reserves                       24,145            301,144                 33
        Production                                (42,561)          (426,146)            (7,400)
        Sale of reserves                          (48,861)           (66,981)            (8,046)
                                               ----------         ----------         ----------
Proved reserves as of December 31, 2000           459,244          3,458,184             61,757
                                               ==========         ==========         ==========
Proved developed reserves as of:
        December 31, 1997                         187,758          1,204,874             21,832
        December 31, 1998                         179,746          1,282,447             19,381
        December 31, 1999                         301,149          2,500,985             52,102
        December 31, 2000                         261,432          2,631,267             46,256

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


                                                                   DOMESTIC
                                               ------------------------------------------------
                                                                                       NATURAL
                                                                                         GAS
                                                   OIL                GAS              LIQUIDS
                                                 (MBBLS)            (MMCF)             (MBBLS)
                                               ----------         ----------         ----------
Proved reserves as of December 31, 1997           128,402            784,124             18,172
        Revisions of estimates                    (19,849)            10,919                219
        Extensions and discoveries                  3,042            108,308                371
        Purchase of reserves                        1,813             58,655                 --
        Production                                (12,257)          (121,419)            (2,468)
        Sale of reserves                               --             (2,300)                --
                                               ----------         ----------         ----------
Proved reserves as of December 31, 1998           101,151            838,287             16,294
        Revisions of estimates                     23,986             35,751              3,407
        Extensions and discoveries                  1,890            230,059              2,794
        Purchase of reserves                      142,908          1,399,634             32,709
        Production                                (17,822)          (221,061)            (4,396)
        Sale of reserves                           (2,689)            (8,284)                (4)
                                               ----------         ----------         ----------
Proved reserves as of December 31, 1999           249,424          2,274,386             50,804
        Revisions of estimates                     (3,196)           100,844              4,296
        Extensions and discoveries                 20,430            504,977              5,092
        Purchase of reserves                       20,418             52,929                  9
        Production                                (28,562)          (355,087)            (6,702)
        Sale of reserves                          (32,977)           (56,742)            (7,981)
                                               ----------         ----------         ----------
Proved reserves as of December 31, 2000           225,537          2,521,307             45,518
                                               ==========         ==========         ==========
Proved developed reserves as of:
        December 31, 1997                         115,559            646,882             16,789
        December 31, 1998                          92,931            663,864             14,777
        December 31, 1999                         214,267          1,959,531             48,237
        December 31, 2000                         192,190          2,087,287             42,155

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                                                                CANADA
                                               ------------------------------------------
                                                                                 NATURAL
                                                                                   GAS
                                                 OIL              GAS            LIQUIDS
                                               (MBBLS)           (MMCF)           (MBBLS)
                                               --------         --------         --------
Proved reserves as of December 31, 1997          36,139          582,780            5,106
        Revisions of estimates                    6,283          (70,402)            (248)
        Extensions and discoveries                  655           62,519               81
        Purchase of reserves                      8,170          105,774              518
        Production                               (6,257)         (67,158)            (566)
        Sale of reserves                         (5,984)         (11,606)            (306)
                                               --------         --------         --------
Proved reserves as of December 31, 1998          39,006          601,907            4,585
        Revisions of estimates                   (2,828)         (41,044)            (268)
        Extensions and discoveries                  219           52,698              448
        Purchase of reserves                      2,796           11,890               86
        Production                               (5,178)         (73,561)            (700)
        Sale of reserves                         (1,883)         (45,672)            (138)
                                               --------         --------         --------
Proved reserves as of December 31, 1999          32,132          506,218            4,013
        Revisions of estimates                    2,872           (5,854)             343
        Extensions and discoveries                2,787           64,566              571
        Purchase of reserves                      3,597           27,224               24
        Production                               (4,760)         (62,284)            (682)
        Sale of reserves                           (136)          (6,361)             (65)
                                               --------         --------         --------
Proved reserves as of December 31, 2000          36,492          523,509            4,204
                                               ========         ========         ========
Proved developed reserves as of
        December 31, 1997                        35,199          522,292            5,043
        December 31, 1998                        33,215          583,583            4,504
        December 31, 1999                        29,268          501,376            3,865
        December 31, 2000                        29,721          507,703            4,072

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                                                             INTERNATIONAL
                                               ------------------------------------------
                                                                                 NATURAL
                                                                                    GAS
                                                  OIL             GAS             LIQUIDS
                                                (MBBLS)          (MMCF)           (MBBLS)
                                               --------         --------         --------
Proved reserves as of December 31, 1997          54,200           36,300            1,200
        Revisions of estimates                    4,114            6,274            2,420
        Extensions and discoveries               23,800            3,700            8,200
        Purchase of reserves                     20,300               --               --
        Production                               (7,114)          (9,474)             (20)
        Sale of reserves                             --               --               --
                                               --------         --------         --------
Proved reserves as of December 31, 1998          95,300           36,800           11,800
        Revisions of estimates                   (8,791)          12,181              115
        Extensions and discoveries               10,700          123,400            1,100
        Purchase of reserves                    126,708            6,223               --
        Production                               (8,756)          (9,581)             (15)
        Sale of reserves                             --               --               --
                                               --------         --------         --------
Proved reserves as of December 31, 1999         215,161          169,023           13,000
        Revisions of estimates                   (3,811)           4,233           (1,327)
        Extensions and discoveries               10,722           31,774              378
        Purchase of reserves                        130          220,991               --
        Production                               (9,239)          (8,775)             (16)
        Sale of reserves                        (15,748)          (3,878)              --
                                               --------         --------         --------
Proved reserves as of December 31, 2000         197,215          413,368           12,035
                                               ========         ========         ========
Proved developed reserves as of
        December 31, 1997                        37,000           35,700               --
        December 31, 1998                        53,600           35,000              100
        December 31, 1999                        57,614           40,078               --
        December 31, 2000                        39,521           36,277               29

Standardized Measure of Discounted Future Net Cash Flows

        The accompanying tables reflect the standardized measure of discounted future net cash flows relating to Devon's interest in proved reserves:

                                                                               TOTAL
                                                      ------------------------------------------------------
                                                                           DECEMBER 31,
                                                      ------------------------------------------------------
                                                          2000                 1999                 1998
                                                      ------------         ------------         ------------
                                                                          (IN THOUSANDS)
  Future cash inflows                                 $ 40,594,130           18,494,929            5,114,485
  Future costs:
      Development                                       (1,634,888)          (1,506,678)            (495,977)
      Production                                        (8,198,640)          (6,270,893)          (2,091,688)
  Future income tax expense                             (9,087,923)          (1,928,398)            (196,475)
                                                      ------------         ------------         ------------
  Future net cash flows                                 21,672,679            8,788,960            2,330,345
  10% discount to reflect timing of cash flows          (9,200,492)          (4,020,526)            (916,757)
                                                      ------------         ------------         ------------
  Standardized measure of
      discounted future net cash flows                $ 12,472,187            4,768,434            1,413,588
                                                      ============         ============         ============

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                                                                          DOMESTIC
                                                    ------------------------------------------------------
                                                                        DECEMBER 31,
                                                    ------------------------------------------------------
                                                        2000                 1999                 1998
                                                    ------------         ------------         ------------
                                                                       (IN THOUSANDS)
Future cash inflows                                 $ 29,143,762           11,362,918            2,718,030
Future costs:
   Development                                          (915,969)            (750,497)            (162,715)
   Production                                         (5,660,966)          (3,894,271)          (1,123,932)
Future income tax expense                             (6,345,941)          (1,071,699)            (117,912)
                                                    ------------         ------------         ------------
Future net cash flows                                 16,220,886            5,646,451            1,313,471
10% discount to reflect timing of cash flows          (6,591,538)          (2,335,312)            (503,689)
                                                    ------------         ------------         ------------
Standardized measure of
   discounted future net cash flows                 $  9,629,348            3,311,139              809,782
                                                    ============         ============         ============


                                                                           CANADA
                                                    ---------------------------------------------------
                                                                        DECEMBER 31,
                                                    ---------------------------------------------------
                                                        2000                1999                1998
                                                    -----------         -----------         -----------
                                                                       (IN THOUSANDS)
Future cash inflows                                 $ 5,686,629           1,666,358           1,333,655
Future costs:
   Development                                          (84,492)            (66,631)            (85,362)
   Production                                          (616,605)           (514,825)           (491,256)
Future income tax expense                            (1,967,441)           (204,290)            (39,563)
                                                    -----------         -----------         -----------
Future net cash flows                                 3,018,091             880,612             717,474
10% discount to reflect timing of cash flows         (1,240,934)           (320,722)           (279,568)
                                                    -----------         -----------         -----------
Standardized measure of
   discounted future net cash flows                 $ 1,777,157             559,890             437,906
                                                    ===========         ===========         ===========


                                                                        INTERNATIONAL
                                                    ---------------------------------------------------
                                                                        DECEMBER 31,
                                                    ---------------------------------------------------
                                                       2000                1999                1998
                                                    -----------         -----------         -----------
                                                                       (IN THOUSANDS)
Future cash inflows                                 $ 5,763,739           5,465,653           1,062,800
Future costs:
   Development                                         (634,427)           (689,550)           (247,900)
   Production                                        (1,921,069)         (1,861,797)           (476,500)
Future income tax expense                              (774,541)           (652,409)            (39,000)
                                                    -----------         -----------         -----------
Future net cash flows                                 2,433,702           2,261,897             299,400
10% discount to reflect timing of cash flows         (1,368,020)         (1,364,492)           (133,500)
                                                    -----------         -----------         -----------
Standardized measure of
   discounted future net cash flows                 $ 1,065,682             897,405             165,900
                                                    ===========         ===========         ===========


        Future cash inflows are computed by applying year-end prices (averaging $23.77 per barrel of oil, adjusted for transportation and other charges, $8.04 per Mcf of gas and $29.80 per barrel of natural gas liquids at December 31,
2000) to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end. Subsequent to December 31, 2000, the price of natural gas has declined. The average price in February 2001 for gas sold at market sensitive prices in North America was approximately one-third below the year-end 2000 price.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

        Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

        Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.

Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows

        Principal changes in the standardized measure of discounted future net cash flows attributable to Devon's proved reserves are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                 2000                 1999                 1998
                                             ------------         ------------         ------------
                                                                  (IN THOUSANDS)
Beginning balance                            $  4,768,434            1,413,588            1,680,676
Sales of oil, gas and natural gas
   liquids, net of production costs            (2,010,675)            (879,400)            (407,360)
Net changes in prices and
   production costs                             9,753,295            1,737,640             (743,193)
Extensions, discoveries, and improved
   recovery, net of future
   development costs                            2,742,182              315,932              280,414
Purchase of reserves, net of future
   development costs                              618,134            2,881,881              223,055
Development costs incurred during
   the period which reduced future
   development costs                              182,533              233,880              284,999
Revisions of quantity estimates                   420,250              (62,821)            (181,314)
Sales of reserves in place                       (818,602)             (77,707)             (36,565)
Accretion of discount                             581,172              146,904              201,465
Net change in income taxes                     (4,221,575)            (929,237)             305,317
Other, primarily changes in timing                457,039              (12,226)            (193,906)
                                             ------------         ------------         ------------
Ending balance                               $ 12,472,187            4,768,434            1,413,588
                                             ============         ============         ============

17.     SEGMENT INFORMATION

        Devon manages its business by country. As such, Devon identifies its segments based on geographic areas. Devon has three reportable segments: its operations in the U.S., its operations in Canada, and its international operations outside of North America. Substantially all of these segments' operations involve oil and gas producing activities. Certain information regarding such activities for each segment is included in Notes 15 and 16.

        Following is certain financial information regarding Devon's segments for 2000, 1999 and 1998. The revenues reported are all from external customers.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

17.     SEGMENT INFORMATION (CONTINUED)

                                                            U.S.             CANADA        INTERNATIONAL         TOTAL
                                                         ----------        ----------      -------------       ----------
                                                                                     (IN THOUSANDS)
AS OF DECEMBER 31, 2000:
Current assets                                           $  644,685            79,372           210,080           934,137
Property and equipment, net of accumulated                3,639,673           585,517           684,346         4,909,536
     depreciation, depletion and amortization
Other assets                                                964,934                89            51,782         1,016,805
                                                         ----------        ----------        ----------        ----------
       Total assets                                      $5,249,292           664,978           946,208         6,860,478
                                                         ==========        ==========        ==========        ==========

Current liabilities                                         448,994            74,154           105,839           628,987
Long-term debt                                            1,902,184           146,652                --         2,048,836
Deferred tax liabilities (assets)                           536,935            68,578            21,313           626,826
Other liabilities                                           258,812             1,831            17,582           278,225
Stockholders' equity                                      2,102,367           373,763           801,474         3,277,604
                                                         ----------        ----------        ----------        ----------
       Total liabilities and stockholders' equity        $5,249,292           664,978           946,208         6,860,478
                                                         ==========        ==========        ==========        ==========

YEAR ENDED DECEMBER 31, 2000:
REVENUES
   Oil sales                                             $  726,897           116,427           235,435         1,078,759
   Gas sales                                              1,304,626           169,032            11,563         1,485,221
   Natural gas liquids sales                                136,048            18,078               339           154,465
   Other                                                     58,569             4,984             2,105            65,658
                                                         ----------        ----------        ----------        ----------
       Total revenues                                     2,226,140           308,521           249,442         2,784,103
                                                         ----------        ----------        ----------        ----------

COSTS AND EXPENSES
   Lease operating expenses                                 319,154            52,340            69,286           440,780
   Transportation costs                                      41,956            11,353                --            53,309
   Production taxes                                         101,739             1,080               425           103,244
   Depreciation, depletion and amortization of
     property and equipment                                 565,633            64,735            62,972           693,340
   Amortization of goodwill                                  41,303                --                29            41,332
   General and administrative expenses                       80,358            10,380             2,270            93,008
   Expenses related to mergers                               60,373                --                --            60,373
   Interest expense                                         143,169            10,140             1,020           154,329
   Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt                --             2,408                --             2,408
                                                         ----------        ----------        ----------        ----------
       Total costs and expenses                           1,353,685           152,436           136,002         1,642,123
                                                         ----------        ----------        ----------        ----------

Earnings before income tax expense                          872,455           156,085           113,440         1,141,980

INCOME TAX EXPENSE
   Current                                                  112,757             2,268            15,768           130,793
   Deferred                                                 185,231            67,318            28,296           280,845
                                                         ----------        ----------        ----------        ----------
       Total income tax expense                             297,988            69,586            44,064           411,638
                                                         ----------        ----------        ----------        ----------

Net earnings                                             $  574,467            86,499            69,376           730,342
                                                         ==========        ==========        ==========        ==========

Capital expenditures                                     $  893,087           202,673           184,372         1,280,132
                                                         ==========        ==========        ==========        ==========

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

17.     SEGMENT INFORMATION (CONTINUED)

                                                            U.S.               CANADA           INTERNATIONAL           TOTAL
                                                         -----------         -----------        -------------        -----------
                                                                                      (IN THOUSANDS)
AS OF DECEMBER 31, 1999:
Current assets                                           $   391,328              69,279             129,687             590,294
Property and equipment, net of accumulated
     depreciation, depletion and amortization              3,424,415             467,465             531,540           4,423,420
Other assets                                                 944,958                  98             137,590           1,082,646
                                                         -----------         -----------         -----------         -----------
          Total assets                                   $ 4,760,701             536,842             798,817           6,096,360
                                                         ===========         ===========         ===========         ===========

Current liabilities                                          356,944              44,989              65,411             467,344
Long-term debt                                             2,077,180             339,341                  --           2,416,521
Deferred tax liabilities (assets)                            340,514               1,733             (18,182)            324,065
Other liabilities                                            317,706               3,098              46,306             367,110
Stockholders' equity                                       1,668,357             147,681             705,282           2,521,320
                                                         -----------         -----------         -----------         -----------
          Total liabilities and stockholders'            $ 4,760,701             536,842             798,817           6,096,360
                                                         ===========         ===========         ===========         ===========
equity

YEAR ENDED DECEMBER 31, 1999:
REVENUES
   Oil sales                                             $   332,219              80,298             148,501             561,018
   Gas sales                                                 501,841             114,128              11,900             627,869
   Natural gas liquids sales                                  57,610              10,075                 300              67,985
   Other                                                      14,574               4,652               1,370              20,596
                                                         -----------         -----------         -----------         -----------
          Total revenues                                     906,244             209,153             162,071           1,277,468
                                                         -----------         -----------         -----------         -----------

COSTS AND EXPENSES
   Lease operating expenses                                  188,576              49,831              60,400             298,807
   Transportation costs                                       22,524              11,401                  --              33,925
   Production taxes                                           42,977               1,363                 400              44,740
   Depreciation, depletion and amortization
     of property and equipment                               309,292              65,176              31,907             406,375
   Amortization of goodwill                                   16,106                  --                   5              16,111
   General and administrative expenses                        68,807              12,189                (351)             80,645
   Expenses related to mergers                                16,800                  --                  --              16,800
   Interest expense                                           83,679              24,945                 989             109,613
   Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt                 --             (13,154)                 --             (13,154)
   Distributions on preferred securities of
     subsidiary trust                                          6,884                  --                  --               6,884
   Reduction of carrying value of oil and
     gas properties                                          463,700                  --              12,400             476,100
                                                         -----------         -----------         -----------         -----------
          Total costs and expenses                         1,219,345             151,751             105,750           1,476,846
                                                         -----------         -----------         -----------         -----------

Earnings (loss) before income tax expense
   (benefit) and extraordinary item                         (313,101)             57,402              56,321            (199,378)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                    15,348               2,908               4,800              23,056
   Deferred                                                 (119,881)             26,654              20,737             (72,490)
                                                         -----------         -----------         -----------         -----------
          Total income tax expense (benefit)                (104,533)             29,562              25,537             (49,434)
                                                         -----------         -----------         -----------         -----------

Net earnings (loss) before extraordinary item               (208,568)             27,840              30,784            (149,944)
Extraordinary loss                                            (4,200)                 --                  --              (4,200)
                                                         -----------         -----------         -----------         -----------
Net earnings (loss)                                      $  (212,768)             27,840              30,784            (154,144)
                                                         ===========         ===========         ===========         ===========

Capital expenditures                                     $   686,669              91,853             104,898             883,420
                                                         ===========         ===========         ===========         ===========

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

17.     SEGMENT INFORMATION (CONTINUED)

                                                               U.S.               CANADA          INTERNATIONAL           TOTAL
                                                            -----------         -----------       -------------        -----------
                                                                                        (IN THOUSANDS)
AS OF DECEMBER 31, 1998:
Current assets                                              $    90,698              53,550             82,400             226,648
Property and equipment, net of accumulated
     depreciation, depletion and amortization                   991,040             465,488            167,000           1,623,528
Deferred tax assets (liabilities)                               (36,093)             24,174             66,300              54,381
                                                                                                                       -----------
Other assets                                                     17,126               1,454              7,400              25,980
                                                            -----------         -----------        -----------         -----------
          Total assets                                      $ 1,062,771             544,666            323,100           1,930,537
                                                            ===========         ===========        ===========         ===========

Current liabilities                                             119,132              55,624             45,100             219,856
Long-term debt                                                  365,600             370,271                 --             735,871
Other liabilities                                                67,487               5,760              2,300              75,547
TCP Securities                                                  149,500                  --                 --             149,500
Stockholders' equity                                            361,052             113,011            275,700             749,763
                                                            -----------         -----------        -----------         -----------
          Total liabilities and stockholders' equity        $ 1,062,771             544,666            323,100           1,930,537
                                                            ===========         ===========        ===========         ===========

YEAR ENDED DECEMBER 31, 1998:
REVENUES
   Oil sales                                                $   152,297              75,493             82,200             309,990
   Gas sales                                                    245,145              89,828             12,300             347,273
   Natural gas liquids sales                                     19,871               4,644                200              24,715
   Other                                                          9,294              13,754              1,200              24,248
                                                            -----------         -----------        -----------         -----------
          Total revenues                                        426,607             183,719             95,900             706,226
                                                            -----------         -----------        -----------         -----------

COSTS AND EXPENSES
   Lease operating expenses                                     127,451              47,910             51,200             226,561
   Transportation costs                                          14,251               8,935                 --              23,186
   Production taxes                                              22,910               1,661                300              24,871
   Depreciation, depletion and amortization                     165,654              44,590             32,900             243,144
     of property and equipment
   General and administrative expenses                           35,752              12,502             (2,800)             45,454
   Expenses related to mergers                                    3,064              10,085                 --              13,149
   Interest expense                                              20,558              21,974              1,000              43,532
   Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt                    --              16,104                 --              16,104
   Distributions on preferred securities of
      subsidiary trust                                            9,717                  --                 --               9,717
   Reduction of carrying value of oil and
      gas properties                                            301,400                  --            121,100             422,500
                                                            -----------         -----------        -----------         -----------
          Total costs and expenses                              700,757             163,761            203,700           1,068,218
                                                            -----------         -----------        -----------         -----------

Earnings (loss) before income tax expense
   (benefit)                                                   (274,150)             19,958           (107,800)           (361,992)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                       (7,588)              1,975              1,900              (3,713)
   Deferred                                                     (92,360)             11,166            (41,200)           (122,394)
                                                            -----------         -----------        -----------         -----------
          Total income tax expense (benefit)                    (99,948)             13,141            (39,300)           (126,107)
                                                            -----------         -----------        -----------         -----------

Net earnings (loss)                                         $  (174,202)              6,817            (68,500)           (235,885)
                                                            ===========         ===========        ===========         ===========
Capital expenditures                                        $   347,634             205,178            160,000             712,812
                                                            ===========         ===========        ===========         ===========

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


18.     SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Following is a summary of the unaudited interim results of operations for the years ended December 31, 2000 and 1999.

                                                                                      2000
                                                -----------------------------------------------------------------------------
                                                  FIRST            SECOND           THIRD           FOURTH            FULL
                                                 QUARTER          QUARTER          QUARTER          QUARTER           YEAR
                                                ---------        ---------        ---------        ---------        ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Oil, gas and natural gas liquids sales          $ 548,351          635,777          695,475          838,842        2,718,445
Total revenues                                  $ 560,416          648,484          725,141          850,062        2,784,103
Net earnings (loss)                             $ 105,187          153,334          164,912          306,909          730,342

Net earnings (loss) per common share:
   Basic                                        $    0.81             1.19             1.27             2.37             5.66
   Diluted                                      $    0.80             1.17             1.22             2.27             5.50

                                                                                        1999
                                                -----------------------------------------------------------------------------------
                                                  FIRST             SECOND             THIRD             FOURTH             FULL
                                                 QUARTER           QUARTER            QUARTER            QUARTER            YEAR
                                                ----------        ----------         ----------        ----------        ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Oil, gas and natural gas liquids sales          $  159,632           221,129            380,562           495,549         1,256,872
Total revenues                                  $  162,205           224,048            385,972           505,243         1,277,468
Net earnings (loss)                             $    6,580          (286,491)            50,852            74,915          (154,144)

Net earnings (loss) per common share:
   Basic                                        $     0.09             (3.55)              0.50              0.59             (1.68)
   Diluted                                      $     0.09             (3.55)              0.48              0.57             (1.68)


        The third and fourth quarters of 2000 include $57.2 million and $3.2 million, respectively, of expenses incurred in connection with the Santa Fe Snyder merger. The after-tax effect of these expenses was $35.3 million and $1.9 million, respectively. The per share effect of these quarterly reductions was $0.28 and $0.01, respectively.

        The second and fourth quarters of 1999 include pre-tax reductions of the carrying value of oil and gas properties of $463.8 million and $12.3 million, respectively. The after-tax effects of these quarterly reductions were $301.7 million and $8.0 million, respectively. The per share effect of these quarterly reductions were $3.74 and $0.06, respectively. The second quarter of 1999 includes $16.8 million of expenses incurred in connection with the Snyder merger. The after-tax effect of these expenses was $10.9 million, or $0.14 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this report:

                1.      Consolidated Financial Statements

                        Reference is made to the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing at Item 8 on Page 53 of this report.

                2.      Consolidated Financial Statement Schedules

                        All financial statement schedules are omitted as they are inapplicable, or the required information has been included in the consolidated financial statements or notes thereto.

                3.      Exhibits

                        2.1 Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Registrant's Registration Statement on Form S-4, File No. 333-39908).

                        2.2 Amendment No. One, dated as of July 11, 2000, to Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed on July 12, 2000).

                        2.3 Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to
                                Exhibit 2.1 to Registrant's Form S-4, File No. 333-82903).

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

                        4.2 Registration Rights Agreement dated as of June 22, 2000 by and among Registrant and Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. relating to Registrant's Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed July 12, 2000).

                        4.3 Rights Agreement dated as of August 17, 1999 between Registrant and BankBoston, N.A. (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on August 18, 1999).

                        4.4 Amendment to Rights Agreement dated as of May 25, 2000 between Registrant and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated by reference to Exhibit 4.2 to Registrant's definitive proxy statement for a special meeting of shareholders filed July 21, 2000).

                        4.5 Registration Rights Agreement dated December 31, 1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to
                                Exhibit 4.4 to Registrant's Form 8-K filed on January 14, 1997).

                        4.6 Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed on August 18, 1999).

                        4.7 Certificate of Designations of the 6.49% Cumulative Preferred Stock, Series A of Registrant (incorporated by reference to Exhibit 4(g) to Registrant's Form 8-K filed on August 18, 1999).

                        4.8 Description of Capital Stock of Registrant (incorporated by reference to Exhibit 4.9 to Registrant's Form 8-K filed on August 18, 1999).

                        4.9 Restated Declaration of Trust of Devon Financing Trust II and Corrected Certificate of Trust of Devon Financing Trust II (incorporated by reference to Exhibits 4.5 and 4.6 of Registrant's Registration Statement on Form S-3, File Nos. 333-50034 and 333-50034-01).

                        4.10 Indenture dated as of June 27, 2000 between Registrant and The Bank of New York, setting forth the terms of the Zero Coupon

                                Convertible Senior Debentures due 2020
                                (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed July 12, 2000).

                        4.11 Senior Indenture dated as of June 1, 1999 between Santa Fe Snyder and The Bank of New York, as Trustee, relating to Santa Fe Snyder Corporation's 8.05% Senior Notes due 2004 (incorporated by reference to Exhibit 4.1 to Santa Fe Snyder Corporation's Form 8-K filed on June 15, 1999).

                        4.12 First Supplemental Indenture dated as of June 14, 1999 to Senior Indenture dated June 1, 1999 between Santa Fe Snyder and The Bank of New York, as Trustee, relating to Santa Fe Snyder's 8.05% Senior Notes due 2004 (incorporated by reference to Exhibit 4.2 to Santa Fe Snyder Corporation's Form 8-K filed on June 15, 1999).

                        4.13 Indenture dated as of June 10, 1997 between Snyder Oil Corporation (as predecessor by merger to Santa Fe Snyder Corporation) and Texas Commerce Bank National Association relating to Snyder Oil Corporation's 8.75% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File No. 1-10509).

                        4.14 First Supplemental Indenture dated as of June 10, 1997 between Snyder Oil Corporation and Texas Commerce Bank National Association relating to Snyder Oil Corporation's 8.75% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File No. 1-10509).

                        4.15 Second Supplemental Indenture dated as of June 10, 1997 between Snyder Oil Corporation and Texas Commerce Bank National Association relating to Snyder Oil Corporation's 8.75% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File No. 1-10509).

                        4.16 Indenture dated as of December 15, 1992 between Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Texas Commerce Bank National Association, Trustee setting forth the terms of the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(o) to Pennzoil Company's Form 10-K filed March 10, 1993 (SEC File No. 1-5591)).

                        4.17 Third Supplemental Indenture dated as of August 3, 1998 to

                                Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association, supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company's Form 10-K for the year ended December 31, 1998).

                        4.18 Fourth Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association, supplements the terms of the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(h) to PennzEnergy Company's Form 10-K for the year ended December 31, 1998).

                        4.19 Fifth Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-K filed on August 18, 1999).

                        4.20 Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Mellon Bank, N.A. (incorporated by reference to Exhibit 4(a) to Pennzoil Company's Form 10-Q for the quarter ended June 30, 1986 (SEC File No. 1-5591).

                        4.21 First Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association supplementing the terms of the 10.625% Debentures due 2001, 10.125% Debentures due 2009, 9.625% Notes due 1999 and 10.25%
                                Debentures due 2005 (incorporated by reference to Exhibit 4.8 to Registrant's Form 8-K filed on August 18, 1999).

                        4.22 Support Agreement, dated December 10, 1998, between the Registrant and Northstar Energy Corporation (incorporated by reference to
                                Exhibit 4.1 to Devon Energy Corporation
                                (Oklahoma)'s (predecessor to Registrant) Form 8-K dated as of December 11, 1998).

                        4.23 Amending Support Agreement dated August 17, 1999, between the

                                Registrant and Northstar Energy Corporation
                                (incorporated by reference to Exhibit 4.5 to Registrant's Form 8-K filed on August 18, 1999).

                        4.24 Exchangeable Share Provisions (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed December 23, 1998).

                        4.25 Amended Exchangeable Share Provisions dated as of August 17, 1999 (incorporated by reference to Exhibit 4.17 to Registrant's Form 10-K for the year ended December 31, 1999).

                        9.1 Voting and Exchange Trust Agreement, dated December 10, 1998, by and between the Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9 to Registrant's Form 8-K filed on December 23, 1998).

                        9.2 Amending Voting and Exchange Trust Agreement, dated as of August 17, 1999, by and between Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9 to Registrant's Form 8-K filed on August 18, 1999).

                        10.1 U.S. Credit Agreement, dated August 29, 2000 among the Registrant, as U.S. Borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities, LLC, as Lead Arranger, Banc One Capital Markets, Inc., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, First Union National Bank, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders for the $725 million credit facility.

                        10.2 Canadian Credit Agreement dated August 29, 2000, among Northstar Energy Corporation and Devon Energy Canada Corporation, as Canadian Borrowers, Bank of America Canada, as Administrative Agent, Banc of America Securities, LLC, as Lead Arranger, BancOne Capital Markets, Inc., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, First Union National Bank, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders for the $275 million credit facility.

                        10.3 Devon Energy Corporation Restricted Stock Bonus Plan (incorporated by reference to Registrant's Form S-8 filed on August 29, 2000, File No. 333-44702).*

                        10.4 Santa Fe Snyder Corporation 1999 Stock Compensation Retention Plan (incorporated by reference to Exhibit 10(a) to Santa Fe Snyder Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*

                        10.5 PennzEnergy Company 1998 Incentive Plan (incorporated by reference to Exhibit 4.3 to Pennzoil Company's Form S-8 filed on December 29, 1998 SEC No. 333-69845).*

                        10.6 Santa Fe Energy Resources Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10(a) to Santa Fe Energy Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).*

                        10.7 Devon Energy Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed on April 3,
                                1997).*

                        10.8    Pennzoil Company 1997 Incentive Plan
                                (incorporated by reference to Exhibit A to Pennzoil Company definitive proxy material filed on March 21, 1997, SEC File No. 1-5591).*

                        10.9 Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

                        10.10 Pennzoil Company 1993 Conditional Stock Award Program (incorporated by reference to Exhibit B to Pennzoil Company's definitive proxy material filed on April 13, 1993, File No. 1-5591).*

                        10.11 Pennzoil Company 1992 Stock Option Plan (incorporated by reference to Exhibit A to Pennzoil Company definitive proxy material filed on April 13, 1993, File No. 1-5591).*

                        10.12 Santa Fe Energy Resources Deferred Compensation Plan, effective as of January 1, 1991, as amended and restated, effective February 1, 1994 (incorporated by reference to Exhibit 10(p) to Santa Fe Energy Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                                1993).*

                        10.13 Pennzoil Company 1990 Conditional Stock Award Program (incorporated by reference to Exhibit B to Pennzoil Company's definitive proxy material filed on April 26, 1990, File No. 1-5591).*

                        10.14 Pennzoil Company 1990 Stock Option Plan (incorporated by reference to Pennzoil Company's definitive proxy material filed on April 26, 1990, File No. 1-5591).*

                        10.15 Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan, Third Amendment and Restatement (incorporated by reference to
                                Exhibit 10(a) to Santa Fe Energy Resources,
                                Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

                        10.16 Santa Fe Energy Resources, Inc. Supplemental Retirement Plan effective as of December 4, 1990 (incorporated by reference to Exhibit 10(h) to Santa Fe Energy Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                                1996).*

                        10.17 Devon Energy Corporation 1988 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-8 filed on August 19, 1999, SEC File No. 333-85553).*

                        10.18 Supplemental Retirement Income Agreement among Devon Energy Corporation (Nevada), Registrant and John W. Nichols, dated March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended June 30, 1997).*

                        10.19 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation, Devon Delaware Corporation and J. Larry Nichols, dated May 19, 1999 (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended September 30, 1999).*

                        10.20 Form of Severance Agreement between Registrant and J. Michael Lacey, Marian J. Moon, Duke R. Ligon, Darryl G. Smette, H. Allen Turner and William T. Vaughn, dated May 19, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended September 30, 1999).*

                        10.21 Consulting Agreement between Registrant (as successor by merger to PennzEnergy) and Brent Scowcroft dated May 17, 1999 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).*

                        12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

                        21      Subsidiaries of Registrant.

                        23.1    Consent of LaRoche Petroleum Consultants, Ltd.

                        23.2    Consent of AMH Group, Ltd.

                        23.3    Consent of Paddock Lindstrom & Associates Ltd.

                        23.4    Consent of Ryder Scott Company, L.P.

                        23.5    Consent of KPMG LLP.

                        23.6    Consent of PricewaterhouseCoopers LLP

                        23.7    Consent of Deloitte & Touche LLP


                        *       Compensatory plans or arrangements.



        (b) Reports on Form 8-K -- A Current Report on Form 8-K dated December 12, 2000, was filed by the Registrant regarding year 2001 forward looking estimates. A Current Report on Form 8-K dated January 29, 2001, was filed by the Registrant regarding year-end 2000 oil and gas reserves and fixed prices of future oil and gas production.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DEVON ENERGY CORPORATION



March 15, 2001                          By   /s/     J. Larry Nichols
                                             -----------------------------------
                                                     J. Larry Nichols,
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 2001                          By   /s/     J. Larry Nichols
                                             -----------------------------------
                                                     J. Larry Nichols
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer


March 15, 2001                          By   /s/     William T. Vaughn
                                             -----------------------------------
                                                     William T. Vaughn
                                                     Senior Vice President --
                                                     Finance


March 15, 2001                          By   /s/     Danny J. Heatly
                                             -----------------------------------
                                                     Danny J. Heatly
                                                     Vice President - Accounting

March 15, 2001                          By   /s/    Thomas F. Ferguson
                                             -----------------------------------
                                                    Thomas F. Ferguson, Director


March 15, 2001                          By   /s/    David M. Gavrin
                                             -----------------------------------
                                                    David M. Gavrin, Director


March 15, 2001                          By   /s/    Michael E. Gellert
                                             -----------------------------------
                                                    Michael E. Gellert, Director


March 15, 2001                          By   /s/    William E. Greehey
                                             -----------------------------------
                                                    William E. Greehey, Director


March 15, 2001                          By   /s/    John A. Hill
                                             -----------------------------------
                                                    John A. Hill, Director


March 15, 2001                          By   /s/    William J. Johnson
                                             -----------------------------------
                                                    William J. Johnson, Director


March 15, 2001                          By   /s/    Michael M. Kanovsky
                                             -----------------------------------
                                                    Michael M. Kanovsky,
                                                    Director


March 15, 2001                          By   /s/     Melvyn N. Klein
                                             -----------------------------------
                                                     Melvyn N. Klein, Director


March 15, 2001                          By   /s/     Robert Mosbacher, Jr.
                                             -----------------------------------
                                                     Robert Mosbacher, Jr.,
                                                     Director


March 15, 2001                          By   /s/     Robert B. Weaver
                                             -----------------------------------
                                                     Robert B. Weaver, Director

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

     2.1       Agreement and Plan of Merger by and among Registrant, Devon
               Merger Co. and Santa Fe Snyder Corporation dated as of May 25,
               2000 (incorporated by reference to Registrant's Registration
               Statement on Form S-4, File No. 333-39908).

     2.2       Amendment No. One, dated as of July 11, 2000, to Agreement and
               Plan of Merger by and among Registrant, Devon Merger Co. and
               Santa Fe Snyder Corporation dated as of May 25, 2000
               (incorporated by reference to Exhibit 2.1 to Registrant's Form
               8-K filed on July 12, 2000).

     2.3       Amended and Restated Agreement and Plan of Merger among
               Registrant, Devon Energy Corporation (Oklahoma), Devon Oklahoma
               Corporation and PennzEnergy Company dated as of May 19, 1999
               (incorporated by reference to Exhibit 2.1 to Registrant's Form
               S-4, File No. 333-82903).

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

     4.2 Registration Rights Agreement dated as of June 22, 2000 by and among Registrant and Morgan Stanley & Co. Incorporated and
               Salomon Smith Barney Inc. relating to Registrant's Zero Coupon
               Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed July 12, 2000).

     4.3 Rights Agreement dated as of August 17, 1999 between Registrant and BankBoston, N.A. (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on August 18, 1999).

     4.4       Amendment to Rights Agreement dated as of May 25, 2000 between
               Registrant and Fleet National Bank (f/k/a BankBoston, N.A.)
               (incorporated by reference to Exhibit 4.2 to Registrant's definitive proxy statement for a special meeting of shareholders filed July 21, 2000).

     4.5 Registration Rights Agreement dated December 31, 1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.4 to Registrant's Form 8-K filed on January 14, 1997).

     4.6       Certificate of Designations of Series A Junior Participating
               Preferred Stock of Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed on August 18, 1999).

     4.7       Certificate of Designations of the 6.49% Cumulative Preferred
               Stock, Series A of Registrant (incorporated by reference to
               Exhibit 4(g) to Registrant's Form 8-K filed on August 18, 1999).

     4.8 Description of Capital Stock of Registrant (incorporated by reference to Exhibit 4.9 to Registrant's Form 8-K filed on August
               18, 1999).

     4.9       Restated Declaration of Trust of Devon Financing Trust II and
               Corrected Certificate of Trust of Devon Financing Trust II
               (incorporated by reference to Exhibits 4.5 and 4.6 of Registrant's Registration Statement on Form S-3, File Nos.
               333-50034 and 333-50034-01).

     4.10      Indenture dated as of June 27, 2000 between Registrant and The
               Bank of New York, setting forth the terms of the Zero Coupon



               Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed July 12, 2000).

         4.11 Senior Indenture dated as of June 1, 1999 between Santa Fe Snyder and The Bank of New York, as Trustee, relating to Santa Fe Snyder
               Corporation's 8.05% Senior Notes due 2004 (incorporated by reference to Exhibit 4.1 to Santa Fe Snyder Corporation's Form
               8-K filed on June 15, 1999).

         4.12  First Supplemental Indenture dated as of June 14, 1999 to Senior
               Indenture dated June 1, 1999 between Santa Fe Snyder and The Bank of New York, as Trustee, relating to Santa Fe Snyder's 8.05%
               Senior Notes due 2004 (incorporated by reference to Exhibit 4.2 to Santa Fe Snyder Corporation's Form 8-K filed on June 15,
               1999).

         4.13  Indenture dated as of June 10, 1997 between Snyder Oil
               Corporation (as predecessor by merger to Santa Fe Snyder
               Corporation) and Texas Commerce Bank National Association relating to Snyder Oil Corporation's 8.75% Senior Subordinated
               Notes due 2007 (incorporated by reference to Exhibit 4.1 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File No.
               1-10509).

         4.14  First Supplemental Indenture dated as of June 10, 1997 between
               Snyder Oil Corporation and Texas Commerce Bank National
               Association relating to Snyder Oil Corporation's 8.75% Senior
               Subordinated Notes due 2007 (incorporated by reference to Exhibit
               4.2 to Snyder Oil Corporation's Form 8-K dated June 10, 1997,
               File No. 1-10509).

         4.15  Second Supplemental Indenture dated as of June 10, 1997 between
               Snyder Oil Corporation and Texas Commerce Bank National
               Association relating to Snyder Oil Corporation's 8.75% Senior
               Subordinated Notes due 2007 (incorporated by reference to Exhibit
               4.2 to Snyder Oil Corporation's Form 8-K dated June 10, 1997,
               File No. 1-10509).

         4.16 Indenture dated as of December 15, 1992 between Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
               Company) and Texas Commerce Bank National Association, Trustee setting forth the terms of the 4.90% Exchangeable Senior
               Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(o) to Pennzoil
               Company's Form 10-K filed March 10, 1993 (SEC File No. 1-5591)).

         4.17  Third Supplemental Indenture dated as of August 3, 1998 to



               Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
               Company) and Chase Bank of Texas, National Association, supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company's Form 10-K for the year ended December 31,
               1998).

         4.18  Fourth Supplemental Indenture dated as of August 3, 1998 to
               Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
               Company) and Chase Bank of Texas, National Association, supplements the terms of the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(h) to PennzEnergy Company's Form 10-K for the year ended December 31,
               1998).

         4.19  Fifth Supplemental Indenture dated as of August 17, 1999 to
               Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
               Company) and Chase Bank of Texas, National Association supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008
               (incorporated by reference to Exhibit 4.7 to Registrant's Form
               8-K filed on August 18, 1999).

         4.20 Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
               Company) and Mellon Bank, N.A. (incorporated by reference to
               Exhibit 4(a) to Pennzoil Company's Form 10-Q for the quarter ended June 30, 1986 (SEC File No. 1-5591).

         4.21  First Supplemental Indenture dated as of August 17, 1999 to
               Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
               Company) and Chase Bank of Texas, National Association supplementing the terms of the 10.625% Debentures due 2001, 10.125% Debentures due 2009, 9.625% Notes due 1999 and 10.25%
               Debentures due 2005 (incorporated by reference to Exhibit 4.8 to Registrant's Form 8-K filed on August 18, 1999).

         4.22  Support Agreement, dated December 10, 1998, between the
               Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.1 to Devon Energy Corporation (Oklahoma)'s
               (predecessor to Registrant) Form 8-K dated as of December 11,
               1998).

         4.23  Amending Support Agreement dated August 17, 1999, between the



               Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.5 to Registrant's Form 8-K filed on August
               18, 1999).

         4.24  Exchangeable Share Provisions (incorporated by reference to
               Exhibit 4.2 to Registrant's Form 8-K filed December 23, 1998).

         4.25  Amended Exchangeable Share Provisions dated as of August 17, 1999
               (incorporated by reference to Exhibit 4.17 to Registrant's Form
               10-K for the year ended December 31, 1999).

         9.1 Voting and Exchange Trust Agreement, dated December 10, 1998, by and between the Registrant, Northstar Energy Corporation and CIBC
               Mellon Trust Company (incorporated by reference to Exhibit 9 to
               Registrant's Form 8-K filed on December 23, 1998).

         9.2   Amending Voting and Exchange Trust Agreement, dated as of August
               17, 1999, by and between Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to
               Exhibit 9 to Registrant's Form 8-K filed on August 18, 1999).

         10.1  U.S. Credit Agreement, dated August 29, 2000 among the
               Registrant, as U.S. Borrower, Bank of America, N.A., as
               Administrative Agent, Banc of America Securities, LLC, as Lead
               Arranger, Banc One Capital Markets, Inc., as Syndication Agent,
               The Chase Manhattan Bank, as Documentation Agent, First Union
               National Bank, as Co-Documentation Agent, and Certain Financial
               Institutions, as Lenders for the $725 million credit facility.

         10.2  Canadian Credit Agreement dated August 29, 2000, among Northstar
               Energy Corporation and Devon Energy Canada Corporation, as
               Canadian Borrowers, Bank of America Canada, as Administrative
               Agent, Banc of America Securities, LLC, as Lead Arranger, BancOne
               Capital Markets, Inc., as Syndication Agent, The Chase Manhattan
               Bank, as Documentation Agent, First Union National Bank, as
               Co-Documentation Agent, and Certain Financial Institutions, as
               Lenders for the $275 million credit facility.

         10.3  Devon Energy Corporation Restricted Stock Bonus Plan
               (incorporated by reference to Registrant's Form S-8 filed on August 29, 2000, File No. 333-44702).*

         10.4  Santa Fe Snyder Corporation 1999 Stock Compensation Retention
               Plan (incorporated by reference to Exhibit 10(a) to Santa Fe
               Snyder Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*



         10.5 PennzEnergy Company 1998 Incentive Plan (incorporated by reference to Exhibit 4.3 to Pennzoil Company's Form S-8 filed on
               December 29, 1998 SEC No. 333-69845).*

         10.6  Santa Fe Energy Resources Incentive Compensation Plan, as amended
               (incorporated by reference to exhibit 10(a) to Santa Fe Energy
               Resources, Inc.'s Annual Report on Form 10-K for the year ended
               December 31, 1998).*

         10.7 Devon Energy Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed on April 3, 1997).*

         10.8 Pennzoil Company 1997 Incentive Plan (incorporated by reference to Exhibit A to Pennzoil Company definitive proxy material filed on March 21, 1997, SEC File No. 1-5591).*

         10.9 Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

         10.10 Pennzoil Company 1993 Conditional Stock Award Program
               (incorporated by reference to Exhibit B to Pennzoil Company's definitive proxy material filed on April 13, 1993, File No.
               1-5591).*

         10.11 Pennzoil Company 1992 Stock Option Plan (incorporated by reference to Exhibit A to Pennzoil Company definitive proxy material filed on April 13, 1993, File No. 1-5591).*

         10.12 Santa Fe Energy Resources Deferred Compensation Plan, effective as of January 1, 1991, as amended and restated, effective
               February 1, 1994 (incorporated by reference to Exhibit 10(p) to
               Santa Fe Energy Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).*

         10.13 Pennzoil Company 1990 Conditional Stock Award Program
               (incorporated by reference to Exhibit B to Pennzoil Company's definitive proxy material filed on April 26, 1990, File No.
               1-5591).*

         10.14 Pennzoil Company 1990 Stock Option Plan (incorporated by reference to Pennzoil Company's definitive proxy material filed on April 26, 1990, File No. 1-5591).*

         10.15 Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan,
               Third Amendment and Restatement (incorporated by reference to Exhibit 10(a) to Santa Fe Energy Resources, Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1996).*



         10.16 Santa Fe Energy Resources, Inc. Supplemental Retirement Plan effective as of December 4, 1990 (incorporated by reference to Exhibit 10(h) to Santa Fe Energy Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).*

         10.17 Devon Energy Corporation 1988 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-8 filed on August 19, 1999, SEC File No. 333-85553).*

         10.18 Supplemental Retirement Income Agreement among Devon Energy
               Corporation (Nevada), Registrant and John W. Nichols, dated March
               26, 1997 (incorporated by reference to Exhibit 10.13 to
               Registrant's Form 10-Q for the quarter ended June 30, 1997).*

         10.19 Severance Agreement between Devon Energy Corporation (Nevada),
               Devon Energy Corporation, Devon Delaware Corporation and J. Larry
               Nichols, dated May 19, 1999 (incorporated by reference to Exhibit
               10.4 to Registrant's Form 10-Q for the quarter ended September
               30, 1999).*

         10.20 Form of Severance Agreement between Registrant and J. Michael
               Lacey, Marian J. Moon, Duke R. Ligon, Darryl G. Smette, H. Allen
               Turner and William T. Vaughn, dated May 19, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended September 30, 1999).*

         10.21 Consulting Agreement between Registrant (as successor by merger to PennzEnergy) and Brent Scowcroft dated May 17, 1999
               (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).*

         12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

         21    Subsidiaries of Registrant.

         23.1  Consent of LaRoche Petroleum Consultants, Ltd.

         23.2  Consent of AMH Group, Ltd.

         23.3  Consent of Paddock Lindstrom & Associates Ltd.

         23.4  Consent of Ryder Scott Company, L.P.

         23.5  Consent of KPMG LLP.

         23.6  Consent of PricewaterhouseCoopers LLP

         23.7  Consent of Deloitte & Touche LLP


         *     Compensatory plans or arrangements.
