Form 10-Q
period 2001-03-31
DEVON ENERGY CORP/DE
filed 2001-05-14
CIK 1090012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The number of shares outstanding of Registrant's common stock, par value $.10, as of April 30, 2001, was 129,420,000.

                              1 of 83 total pages
                      (Exhibit Index is found at page 29)

                            DEVON ENERGY CORPORATION

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission

                                                                                                     Page No.
                                                                                                     --------

         Part I.   Financial Information

              Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets, March 31, 2001 (Unaudited)                                 4
                   and December 31, 2000

                   Consolidated Statements of Operations (Unaudited),                                      5
                   For the Three Months Ended March 31, 2001 and 2000

                   Consolidated Statements of Comprehensive Operations                                     6
                   (Unaudited), For the Three Months Ended March 31,
                   2001 and 2000

                   Consolidated Statements of Cash Flows (Unaudited),                                      7
                   For the Three Months Ended March 31, 2001 and 2000

                   Notes to Consolidated Financial Statements.                                             8

              Item 2.   Management's Discussion and Analysis of Financial                                 17
                        Condition and Results of Operations.

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        26

         Part II.   Other Information

              Item 6.   Exhibits and Reports on Form 8-K                                                  27

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

                            DEVON ENERGY CORPORATION



                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



                  (FORMING A PART OF FORM 10-Q QUARTERLY REPORT
                   TO THE SECURITIES AND EXCHANGE COMMISSION)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,       DECEMBER 31,
                                                                              2001             2000
                                                                           -----------      ------------
                                                                           (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                              $   609,702          228,050
    Accounts receivable                                                        555,967          615,463
    Inventories                                                                 40,256           47,272
    Deferred income taxes                                                        8,979            8,979
    Investments and other current assets                                        35,199           34,373
                                                                           -----------      -----------
        Total current assets                                                 1,250,103          934,137
                                                                           -----------      -----------
Property and equipment, at cost, based on the full
  cost method of accounting for oil and gas properties                       9,966,413        9,709,352
    Less accumulated depreciation, depletion
        and amortization                                                     4,925,204        4,799,816
                                                                           -----------      -----------
                                                                             5,041,209        4,909,536
Investment in Chevron Corporation common stock,
  at fair value                                                                622,715          598,867
Goodwill, net of amortization                                                  286,227          289,489
Other assets                                                                   126,498          128,449
                                                                           -----------      -----------
        Total assets                                                       $ 7,326,752        6,860,478
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade                                                                  314,325          305,210
        Revenues and royalties due to others                                   117,306          151,951
    Income taxes payable                                                       162,546           65,674
    Accrued interest payable                                                    31,690           23,191
    Merger related expenses payable                                             23,799           36,981
    Accrued expenses and other current liabilities                              47,127           45,980
                                                                           -----------      -----------
        Total current liabilities                                              696,793          628,987
                                                                           -----------      -----------
Other liabilities                                                              180,429          164,469
Debentures exchangeable into shares of Chevron
  Corporation common stock                                                     639,257          760,313
Other long-term debt                                                         1,229,916        1,288,523
Deferred revenue                                                                97,545          113,756
Fair value of derivative instruments                                            89,711               --
Deferred income taxes                                                          728,552          626,826
Stockholders' equity:
    Preferred stock of $1.00 par value ($100 liquidation value)
        Authorized 4,500,000 shares; issued 1,500,000 in 2001 and 2000           1,500            1,500
    Common stock of $.10 par value
        Authorized 400,000,000 shares; issued 129,414,000 in 2001 and
          128,638,000 in 2000                                                   12,941           12,864
    Additional paid-in capital                                               3,582,982        3,563,994
    Retained earnings (accumulated deficit)                                    176,654         (214,708)
    Accumulated other comprehensive loss                                      (108,961)         (85,397)
    Unamortized restricted stock awards                                           (567)            (649)
                                                                           -----------      -----------
        Total stockholders' equity                                           3,664,549        3,277,604
                                                                           -----------      -----------
        Total liabilities and stockholders' equity                         $ 7,326,752        6,860,478
                                                                           ===========      ===========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                   2001             2000
                                                                                -----------      -----------
                                                                                        (UNAUDITED)

REVENUES
    Oil sales                                                                   $   253,982          270,157
    Gas sales                                                                       725,164          240,817
    Natural gas liquids sales                                                        32,337           37,377
    Other                                                                            12,104           12,065
                                                                                -----------      -----------
            Total revenues                                                        1,023,587          560,416
                                                                                -----------      -----------

COSTS AND EXPENSES
    Lease operating expenses                                                        122,648          106,707
    Transportation costs                                                             17,404           11,813
    Production taxes                                                                 44,509           19,398
    Depreciation, depletion and amortization of property and equipment              182,892          165,252
    Amortization of goodwill                                                          8,462           10,332
    General and administrative expenses                                              22,262           24,850
    Interest expense                                                                 34,538           40,076
    Deferred effect of changes in foreign currency exchange rate on
        subsidiary's long-term debt                                                      --            2,408
                                                                                -----------      -----------
            Total costs and expenses                                                432,715          380,836
                                                                                -----------      -----------

Earnings before change in fair value of derivative instruments, income
    tax expense, and cumulative effect of change in accounting principle            590,872          179,580
Change in fair value of derivative instruments                                      (14,042)              --
                                                                                -----------      -----------

Earnings before income tax expense and cumulative effect of change in
    accounting principle                                                            576,830          179,580

INCOME TAX EXPENSE
    Current                                                                         144,096           36,147
    Deferred                                                                         81,919           38,246
                                                                                -----------      -----------
        Total income tax expense                                                    226,015           74,393
                                                                                -----------      -----------

Earnings before cumulative effect of change in accounting principle                 350,815          105,187
Cumulative effect of change in accounting principle, net of income tax
    expense of $31,617                                                               49,452               --
                                                                                -----------      -----------

Net earnings                                                                        400,267          105,187
Preferred stock dividends                                                             2,434            2,434
                                                                                -----------      -----------

Net earnings applicable to common shareholders                                  $   397,833          102,753
                                                                                ===========      ===========

Net earnings before cumulative effect of change in accounting principle per average common share outstanding:
        Basic                                                                   $      2.70             0.81
                                                                                ===========      ===========
        Diluted                                                                 $      2.59             0.80
                                                                                ===========      ===========

Net earnings per average common share outstanding:
        Basic                                                                   $      3.08             0.81
                                                                                ===========      ===========
        Diluted                                                                 $      2.96             0.80
                                                                                ===========      ===========

Weighted average common shares outstanding - basic                                  129,030          126,336
                                                                                ===========      ===========
Weighted average common shares outstanding - diluted                                135,361          127,667
                                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2001           2000
                                                                            ---------      ---------
                                                                                  (UNAUDITED)

Net earnings                                                                $ 400,267        105,187

Other comprehensive (loss) earnings, net of tax:
    Foreign currency translation adjustments                                  (19,634)          (355)
    Cumulative effect of change in accounting principle                       (36,579)            --
    Reclassification adjustment for derivative losses reclassified into
        oil and gas sales                                                       4,643             --
    Change in fair value of outstanding hedging positions                      13,459             --
    Unrealized gains on marketable securities                                  14,547         25,447
                                                                            ---------      ---------
Comprehensive earnings                                                      $ 376,703        130,279
                                                                            =========      =========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                  ---------        -------
                                                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                 $ 400,267        105,187
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation, depletion and amortization of property
              and equipment                                                         182,892        165,252
           Amortization of goodwill                                                   8,462         10,332
           Accretion of interest on zero-coupon convertible senior debentures         3,483             --
           Amortization of discounts (premiums) on other long-term debt               1,985           (923)
           Deferred effect of changes in foreign currency exchange
              rate on subsidiary's long-term debt                                        --          2,408
           Gain on sale of assets                                                       (49)           (22)
           Change in fair value of derivative instruments                            14,042             --
           Cumulative effect of change in accounting principle                      (49,452)            --
           Deferred income taxes                                                     81,919         38,246
           Other                                                                        302          1,900
           Changes in assets and liabilities:
              Decrease (increase) in:
                 Accounts receivable                                                 79,130        (29,370)
                 Inventories                                                          7,044           (247)
                 Prepaid expenses                                                   (24,416)        (9,807)
                 Other assets                                                       (12,600)       (10,551)
              Increase (decrease) in:
                 Accounts payable                                                     2,319         (1,678)
                 Income taxes payable                                                96,977         26,141
                 Accrued expenses and other current liabilities                     (20,910)        (3,611)
                 Deferred revenue                                                   (16,014)        61,700
                 Long-term other liabilities                                          1,349         (8,887)
                                                                                  ---------      ---------
                     Net cash provided by operating activities                      756,730        345,970
                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                    22,215          3,448
     Capital expenditures                                                          (345,926)      (436,055)
     Decrease in other assets                                                            --             96
                                                                                  ---------      ---------
                     Net cash used in investing activities                         (323,711)      (432,511)
                                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings of long-term debt, net of issuance costs               62,406        487,386
     Principal payments on long-term debt                                          (117,763)      (505,670)
     Issuance of common stock, net of issuance costs                                 32,403         11,186
     Repurchase of common stock                                                     (13,337)        (8,800)
     Issuance of treasury stock                                                          --          1,900
     Dividends paid on common stock                                                  (6,471)        (4,317)
     Dividends paid on preferred stock                                               (2,434)        (2,434)
     Decrease in long-term other liabilities                                         (5,163)        (4,522)
                                                                                  ---------      ---------
                     Net cash used in financing activities                          (50,359)       (25,271)
                                                                                  ---------      ---------
Effect of exchange rate changes on cash                                              (1,008)          (467)
                                                                                  ---------      ---------
Net increase (decrease) in cash and cash equivalents                                381,652       (112,279)
Cash and cash equivalents at beginning of period                                    228,050        173,167
                                                                                  ---------      ---------
Cash and cash equivalents at end of period                                        $ 609,702         60,888
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

         The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon's 2000 Annual Report on Form 10-K.

         In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the three month periods ended March 31, 2001 and 2000. Certain of the 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         As of January 1, 2001, Devon adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, Devon recorded a net-of-tax cumulative-effect-type adjustment of a $36.6 million loss in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. Additionally, Devon recorded a net-of-tax cumulative-effect-type adjustment to net earnings for a $49.5 million gain ($0.38 per basic share and $0.37 per diluted share) related to the fair value of derivative instruments that do not qualify as hedges. This gain related principally to the option embedded in Devon's debentures that are exchangeable into shares of Chevron Corporation common stock.

         All derivatives are recognized on the balance sheet at their fair value. All of Devon's derivatives that qualify for hedge accounting treatment are either "cash flow" hedges or "foreign currency cash flow" hedges (collectively, "cash flow hedges"). Devon designates its cash flow hedge derivatives as such on the date the derivative contract is entered into. Devon formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Devon also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

         During the first quarter of 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of Devon's derivatives.

         By using derivative instruments to hedge exposures to changes in commodity prices and exchange rates, Devon exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that Devon believes are minimal credit risks.

         Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with commodity price and foreign exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

         Devon periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby Devon will receive a fixed price for its production and pay a variable market price to the contract counterparty. These transactions also include costless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage Devon's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by Devon.

         Devon also periodically enters into foreign exchange rate swaps to manage its exposure to oil and gas price volatility. The foreign exchange rate swaps mitigate the effect of volatility in the Canadian-to-U.S. dollar exchange rate on Canadian oil revenues that are predominantly based on U.S. dollar prices.

         Devon does not hold or issue derivative instruments for trading purposes. All of Devon's commodity price financial swaps and costless price collars and foreign exchange rate swaps in place at January 1, 2001 and March 31, 2001 have been designated as cash flow hedges. Changes in the fair value of these derivatives are reported on the balance sheet in "Accumulated other comprehensive loss" ("AOCL"). These amounts are reclassified to oil and gas sales when the forecasted transaction takes place.

         Devon assesses the effectiveness of its hedges based on changes in the derivative's intrinsic value. The change in the time value of the derivative is excluded from the assessment of hedge effectiveness and, along with any ineffectiveness, is recorded on the statement of operations in "Change in fair value of derivative instruments." For the quarter ended March 31, 2001, Devon recorded a net charge of less than $0.1 million which represented the ineffectiveness of the various cash flow hedges.

         As of January 1, 2001, $31.9 million of net deferred losses on derivative instruments accumulated in AOCL as a result of the $36.6 million transition adjustment are expected to be reclassified to earnings during the next 12 months.

         As of March 31, 2001, $16.1 million of net deferred losses on derivative instruments accumulated in AOCL are expected to be reclassified to earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives' losses to earnings are the production and sale of oil and gas which includes the production hedged under the various derivative instruments. The maximum term over which the Company is hedging exposures to the variability of cash flows for commodity price risk is 21 months.

         Devon recorded an expense of $14.0 million in the first quarter of 2001 for the change in fair value of derivative instruments. Substantially all of this expense related to the fair value change in the option that is embedded in Devon's debentures which are exchangeable into shares of Chevron Corporation common stock.

3.       EARNINGS PER SHARE

         The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month periods ended March 31, 2001 and 2000.

         Options to purchase approximately 0.8 million shares of Devon's common stock with exercise prices ranging from $58.84 per share to $89.66 per share (with a weighted average price of $66.49 per share) were outstanding at March 31, 2001, but were not included in the computation of diluted earnings per share for the first quarter of 2001 because the options' exercise price exceeded the average market price of Devon's common stock during the first quarter. Similarly, options to purchase approximately 2.6 million shares of Devon's common stock with exercise prices ranging from $39.44 per share to $92.78 per share (with a weighted average price of $59.96 per share) were excluded from the diluted earnings per share calculation for the first quarter of 2000. The excluded options for the 2001 period expire between May 22, 2001 and February 22, 2011.

                                                           NET EARNINGS                                 NET
                                                            APPLICABLE            COMMON              EARNINGS
                                                            TO COMMON             SHARES                PER
                                                           STOCKHOLDERS         OUTSTANDING            SHARE
                                                           ------------         -----------           --------
                                                                    (IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2001:
Basic earnings per share                                     $397,833              129,030             $3.08
                                                                                                       =====

Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $1,380,000)         2,159                4,377

   Potential common shares issuable upon the exercise
   of outstanding stock options                                    --                1,954
                                                             --------             --------

Diluted earnings per share                                   $399,992              135,361             $2.96
                                                             ========             ========             =====


THREE MONTHS ENDED MARCH 31, 2000:
Basic earnings per share                                     $102,753              126,336             $0.81
                                                                                                       =====

Dilutive effect of potential common shares issuable
   upon the exercise of outstanding stock options                  --                1,331
                                                             --------             --------

Diluted earnings per share                                   $102,753              127,667             $0.80
                                                             ========             ========             =====

4.       SEGMENT INFORMATION

         Devon manages its business by country. As such, Devon identifies its segments based on geographic areas. Devon has three segments: its operations in the U.S., its operations in Canada and its international operations outside of North America. Substantially all of these segments' operations involve oil and gas producing activities. Following is certain financial information regarding Devon's segments for the first quarters of 2001 and 2000. The revenues reported are all from external customers.

                                                                                             INTER-
                                                                U.S.          CANADA        NATIONAL        TOTAL
                                                             ----------     ----------     ----------     ----------
                                                                                  (IN THOUSANDS)

AS OF MARCH 31, 2001:
Current assets                                               $  928,456         83,797        237,850      1,250,103
Property and equipment, net of accumulated depreciation,
  depletion and amortization                                  3,679,823        597,381        764,005      5,041,209
Investment in Chevron Corporation common stock                  622,715             --             --        622,715
Goodwill, net of amortization                                   238,880             --         47,347        286,227
Other assets                                                    123,152             82          3,264        126,498
                                                             ----------     ----------     ----------     ----------
          Total assets                                       $5,593,026        681,260      1,052,466      7,326,752
                                                             ==========     ==========     ==========     ==========

Current liabilities                                             460,627        105,336        130,830        696,793
Other liabilities                                               144,423            796         35,210        180,429
Debentures exchangeable into shares of Chevron
  Corporation common stock                                      639,257             --             --        639,257
Other long-term debt                                          1,144,326         85,590             --      1,229,916
Deferred revenue                                                 96,325            729            491         97,545
Fair value of derivative instruments                             63,822         25,889             --         89,711
Deferred income taxes                                           616,451         83,327         28,774        728,552
Stockholders' equity                                          2,427,795        379,593        857,161      3,664,549
                                                             ----------     ----------     ----------     ----------
          Total liabilities and stockholders' equity         $5,593,026        681,260      1,052,466      7,326,752
                                                             ==========     ==========     ==========     ==========

                                                                                               INTER-
                                                                 U.S.           CANADA        NATIONAL         TOTAL
                                                              ----------      ----------     ----------      ----------
                                                                                    (IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2001:
REVENUES
   Oil sales                                                  $  166,548          27,787         59,647         253,982
   Gas sales                                                     643,181          79,465          2,518         725,164
   Natural gas liquids sales                                      27,163           5,124             50          32,337
   Other                                                          13,581           1,053         (2,530)         12,104
                                                              ----------      ----------     ----------      ----------
          Total revenues                                         850,473         113,429         59,685       1,023,587
                                                              ----------      ----------     ----------      ----------

COSTS AND EXPENSES
   Lease operating expenses                                       88,463          15,337         18,848         122,648
   Transportation costs                                           14,636           2,768             --          17,404
   Production taxes                                               43,916             418            175          44,509
   Depreciation, depletion and amortization of property
          and equipment                                          149,134          19,285         14,473         182,892
   Amortization of goodwill                                        8,451              --             11           8,462
   General and administrative expenses                            20,443           1,910            (91)         22,262
   Interest expense                                               32,168           2,115            255          34,538
                                                              ----------      ----------     ----------      ----------
          Total costs and expenses                               357,211          41,833         33,671         432,715
                                                              ----------      ----------     ----------      ----------
Earnings before change in fair value of derivative
    instruments, income tax expense and cumulative
    effect of change in accounting principle                     493,262          71,596         26,014         590,872

Change in fair value of derivative instruments                   (14,042)             --             --         (14,042)
                                                              ----------      ----------     ----------      ----------
Earnings before income tax expense and cumulative effect
    of change in accounting principle                            479,220          71,596         26,014         576,830

INCOME TAX EXPENSE
   Current                                                       139,877             936          3,283         144,096
   Deferred                                                       43,634          30,712          7,573          81,919
                                                              ----------      ----------     ----------      ----------
          Total income tax expense                               183,511          31,648         10,856         226,015
                                                              ----------      ----------     ----------      ----------

Earnings before cumulative effect of change in accounting
    principle                                                    295,709          39,948         15,158         350,815
Cumulative effect of change in accounting principle               49,452              --             --          49,452
                                                              ----------      ----------     ----------      ----------

Net earnings                                                     345,161          39,948         15,158         400,267
Preferred stock dividends                                          2,434              --             --           2,434
                                                              ----------      ----------     ----------      ----------
Net earnings applicable to common shareholders                $  342,727          39,948         15,158         397,833
                                                              ==========      ==========     ==========      ==========

Capital expenditures                                          $  230,754          61,364         53,808         345,926
                                                              ==========      ==========     ==========      ==========

                                                                                          INTER-
                                                                 U.S.        CANADA      NATIONAL       TOTAL
                                                               --------     --------     --------      --------
                                                                                (IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2000:
REVENUES
   Oil sales                                                   $189,834       29,473       50,850       270,157
   Gas sales                                                    206,869       31,348        2,600       240,817
   Natural gas liquids sales                                     33,001        4,376           --        37,377
   Other                                                         11,450        1,091         (476)       12,065
                                                               --------     --------     --------      --------
          Total revenues                                        441,154       66,288       52,974       560,416
                                                               --------     --------     --------      --------

COSTS AND EXPENSES
   Lease operating expenses                                      77,418       12,304       16,985       106,707
   Transportation costs                                           9,025        2,788           --        11,813
   Production taxes                                              19,071          227          100        19,398
   Depreciation, depletion and amortization of property
     and equipment                                              139,976       15,994        9,282       165,252
   Amortization of goodwill                                      10,326           --            6        10,332
   General and administrative expenses                           22,027        2,254          569        24,850
   Interest expense                                              37,348        2,428          300        40,076
   Deferred effect of changes in foreign currency exchange
     rate on subsidiary's long-term debt                             --        2,408           --         2,408
                                                               --------     --------     --------      --------
          Total costs and expenses                              315,191       38,403       27,242       380,836
                                                               --------     --------     --------      --------
Earnings before income tax expense                              125,963       27,885       25,732       179,580

INCOME TAX EXPENSE
   Current                                                       31,947          700        3,500        36,147
   Deferred                                                      16,496       12,910        8,840        38,246
                                                               --------     --------     --------      --------
          Total income tax expense                               48,443       13,610       12,340        74,393
                                                               --------     --------     --------      --------

Net earnings                                                     77,520       14,275       13,392       105,187
Preferred stock dividends                                         2,434           --           --         2,434
                                                               --------     --------     --------      --------
Net earnings applicable to common shareholders                 $ 75,086       14,275       13,392       102,753
                                                               ========     ========     ========      ========

Capital expenditures                                           $339,727       36,026       60,302       436,055
                                                               ========     ========     ========      ========

5.       COMMITMENTS AND CONTINGENCIES

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

         Certain of Devon's subsidiaries acquired in the PennzEnergy merger are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of March 31, 2001, Devon's consolidated balance sheet included $7.8 million of accrued liabilities, reflected in "Other liabilities," for environmental remediation. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Devon's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Devon's monetary exposure is not expected to be material.

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

Maersk Rig Contract

         In December 1997, the working interest owner partner of Pennzoil Venezuela Corporation, S.A. ("PVC"), a subsidiary of Devon as a result of the PennzEnergy merger, entered into a contract with Maersk Jupiter Drilling, S.A. ("Maersk") for the provision of a rig for drilling services relative to the anticipated drilling program associated with Devon's Block 70/80 in Lake Maracaibo, Venezuela. The rig was assembled and delivered by Maersk to Lake Maracaibo where it performed an abbreviated drilling program for both Blocks 68/79 and 70/80. It is currently stacked in Lake Maracaibo. The contract, which expires October 1, 2001, provides for early termination, with a charge for such termination which is currently estimated at $42,000 per day with certain escalation factors for the balance of the term. As of March 31, 2001, Devon's consolidated balance sheet included accrued liabilities, reflected in "Other liabilities," for the expected cost to terminate/settle the contract. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the liability recognized for such termination/settlement of the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion addresses material changes in results of operations for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, and in financial condition since December 31, 2000. It is presumed that readers have read or have access to Devon's 2000 Annual Report on Form 10-K.

OVERVIEW

         Devon's revenues and net earnings for the quarter ended March 31, 2001, were the highest of any quarter in its history. Net earnings for the first quarter of 2001 were $400.3 million, or $3.08 per share. This compares to net earnings of $105.2 million, or $0.81 per share for the first quarter of 2000. The increase in first quarter earnings was due to sharply higher natural gas prices and higher overall production.

RESULTS OF OPERATIONS

         Total revenues increased $463.2 million, or 83%, in the first quarter of 2001. This was the result of increases in the average prices of gas and NGL, along with higher production on a combined Boe basis. Oil, gas and NGL revenues were up $463.1 million, or 84%, for the first quarter of 2001 compared to the first quarter of 2000. The quarterly comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

                                                              TOTAL
                                                ------------------------------------
                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                ------------------------------------
                                                   2001            2000      CHANGE
                                                ----------        -------    -------

PRODUCTION
         Oil (MBbls)                                10,439         10,915       -4%
         Gas (MMcf)                                111,769        103,769       +8%
         NGL (MBbls)                                 1,317          1,934      -32%
         Oil, Gas and NGL (MBoe)(1)                 30,384         30,144       +1%

AVERAGE PRICES
         Oil (Per Bbl)                          $    24.33          24.75       -2%
         Gas (Per Mcf)                                6.49           2.32     +180%
         NGL (Per Bbl)                               24.55          19.33      +27%
         Oil, Gas and NGL (Per Boe)(1)               33.29          18.19      +83%

                                                      (IN THOUSANDS)
REVENUES
         Oil                                    $  253,982        270,157       -6%
         Gas                                       725,164        240,817     +201%
         NGL                                        32,337         37,377      -13%
                                                ----------        -------
         Combined                               $1,011,483        548,351      +84%
                                                ==========        =======

                                                               DOMESTIC
                                                   --------------------------------
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                   --------------------------------
                                                     2001          2000      CHANGE
                                                   --------      -------     ------

PRODUCTION
         Oil (MBbls)                                  6,702        7,564      -11%
         Gas (MMcf)                                  94,654       85,206      +11%
         NGL (MBbls)                                  1,141        1,760      -35%
         Oil, Gas and NGL (MBoe)(1)                  23,619       23,525       +0%

AVERAGE PRICES
         Oil (Per Bbl)                             $  24.85        25.10       -1%
         Gas (Per Mcf)                                 6.80         2.43     +180%
         NGL (Per Bbl)                                23.81        18.75      +27%
         Oil, Gas and NGL (Per Boe)(1)                35.43        18.27      +94%

                                                      (IN THOUSANDS)
REVENUES
         Oil                                       $166,548      189,834      -12%
         Gas                                        643,181      206,869     +211%
         NGL                                         27,163       33,001      -18%
                                                   --------      -------
         Combined                                  $836,892      429,704      +95%
                                                   ========      =======

                                                               CANADA
                                                   --------------------------------
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                   --------------------------------
                                                     2001          2000      CHANGE
                                                   --------      -------     ------

PRODUCTION
         Oil (MBbls)                                  1,286        1,202       +7%
         Gas (MMcf)                                  15,192       16,378       -7%
         NGL (MBbls)                                    174          174       +0%
         Oil, Gas and NGL (MBoe)(1)                   3,992        4,106       -3%

AVERAGE PRICES
         Oil (Per Bbl)                             $  21.61        24.52      -12%
         Gas (Per Mcf)                                 5.23         1.91     +173%
         NGL (Per Bbl)                                29.45        25.15      +17%
         Oil, Gas and NGL (Per Boe)(1)                28.15        15.88      +77%

                                                      (IN THOUSANDS)
REVENUES
         Oil                                       $ 27,787       29,473       -6%
         Gas                                         79,465       31,348     +153%
         NGL                                          5,124        4,376      +17%
                                                   --------      -------
         Combined                                  $112,376       65,197      +72%
                                                   ========      =======

                                                             INTERNATIONAL
                                                   --------------------------------
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                   --------------------------------
                                                     2001          2000      CHANGE
                                                   --------      -------     ------

PRODUCTION
         Oil (MBbls)                                 2,451       2,149     +14%
         Gas (MMcf)                                  1,923       2,185     -12%
         NGL (MBbls)                                     2          --      N/M
         Oil, Gas and NGL (MBoe)(1)                  2,774       2,513     +10%

AVERAGE PRICES
         Oil (Per Bbl)                             $ 24.34       23.66      +3%
         Gas (Per Mcf)                                1.31        1.19     +10%
         NGL (Per Bbl)                               25.00         N/M      N/M
         Oil, Gas and NGL (Per Boe)(1)               22.43       21.27      +5%

                                                      (IN THOUSANDS)
REVENUES
         Oil                                       $59,647      50,850     +17%
         Gas                                         2,518       2,600      -3%
         NGL                                            50          --      N/M
                                                   -------     -------
         Combined                                  $62,215      53,450     +16%
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

N/M      Not meaningful.

         OIL REVENUES. Oil revenues decreased $16.2 million, or 6%, in the first quarter of 2001. Oil revenues decreased $4.4 million due to a $0.42 per barrel decrease in the average price of oil in 2001. A decrease in 2001's production of
0.5 million barrels caused oil revenues to decrease by $11.8 million. This reduction was primarily the result of the disposition of certain domestic and international properties whose production was included in the 2000 quarter but which were sold prior to the 2001 quarter.

         GAS REVENUES. Gas revenues increased $484.4 million, or 201%, in 2001's first quarter. Production rose 8.0 Bcf in the 2001 period, which added $18.6 million of gas revenues. A $4.17 per Mcf increase in the average gas price in the first quarter of 2001 contributed $465.8 million of the increase in gas revenues.

         The largest contributor to the 2001 production increase was production added as a result of new drilling and development domestically, primarily in Devon's coalbed methane properties.

         These domestic increases were partially offset by a decline in Canadian gas production of 1.2 Bcf, or 7% in the 2001 quarter. Increased royalty rates and natural declines, partially offset by new drilling, development and acquisitions were the primary reasons for the production decline. The increase in gas prices from the 2000 quarter to the 2001 quarter, resulted in an increase in the Canadian government's royalty percentage from 21.2% in the 2000 quarter to 28.8% in the 2001 quarter. Gross Canadian gas production, before royalties, was 21.3 Bcf in the 2001 quarter compared to 20.8 Bcf in the 2000 quarter.

         NGL REVENUES. NGL revenues decreased $5.0 million, or 13%, in the first quarter of 2001. An increase in the average price in 2001 of $5.22 per barrel, or 27%, caused NGL revenues to increase $6.9 million in the 2001 period. A production decrease of 0.6 million barrels caused revenues to decrease $11.9 million. The production drop was primarily the result of a temporary shutdown of a gas processing plant in the Gulf of Mexico and the sale of certain domestic properties.

         PRODUCTION AND OPERATING EXPENSES. The components of production and operating expenses for the first quarter of 2001 and 2000 are set forth in the following tables.

                                                                           TOTAL
                                                         -------------------------------------
                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                         -------------------------------------
                                                            2001               2000     CHANGE
                                                         -----------         -------    ------

ABSOLUTE (Thousands)
         Recurring operations and maintenance
             expenses                                    $   116,192         103,555      +12%
         Well workover expenses                                6,456           3,152     +105%
         Transportation costs                                 17,404          11,813      +47%
         Production taxes                                     44,509          19,398     +129%
                                                         -----------         -------
             Total production and operating expenses     $   184,561         137,918      +34%
                                                         ===========         =======

PER BOE
         Recurring operations and maintenance
             expenses                                           3.82            3.44      +11%
         Well workover expenses                                 0.21            0.10      +91%
         Transportation costs                                   0.57            0.39      +46%
         Production taxes                                       1.47            0.64     +130%
                                                         -----------         -------
             Total production and operating expenses     $      6.07            4.58      +33%
                                                         ===========         =======

         Recurring operations and maintenance expenses increased $12.6 million, or 12%, in the first quarter of 2001. This increase was primarily the result of increases in fuel and electricity costs as well as increases in many third-party field service costs.

         Transportation costs increased $5.6 million, primarily due to an increase in coalbed methane gas production and increases in transportation costs.

         Production taxes increased $25.1 million, or 129%, in the 2001 quarter. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 95% increase in domestic oil, gas and NGL revenues in the first quarter of 2001 was the primary cause of the production tax increase. Production taxes did not increase proportionately to the increase in revenues. This was primarily due to the fact that most of the increase in domestic revenues occurred in the Rocky Mountain division which has higher production tax rates than the other domestic divisions.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES ("DD&A"). Oil and gas property related DD&A increased $15.3 million, or 10%, from $158.9 million in the first quarter of 2000 to $174.2 million in the first quarter of 2001. Oil and gas property related DD&A expense increased $1.3 million due to the 1% increase in combined oil, gas and NGLs production in 2001. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $5.27 per Boe in 2000 to $5.73 per Boe in 2001 caused oil and gas property related DD&A to increase by $14.0 million. The $0.46 increase in the 2001 rate over the 2000 rate is primarily the result of an increase in future development costs and the disposition of certain properties during 2000, partially offset by an increase in total reserves.

         Non-oil and gas property DD&A expense increased $2.4 million from $6.3 million in the first quarter of 2000 compared to $8.7 million the first quarter of 2001. Depreciation of new non-oil and gas property and the gas pipeline and gathering system in Wyoming accounted for the increase.

         AMORTIZATION OF GOODWILL. In connection with Devon's August 1999 merger with PennzEnergy Company, Devon recorded $352.1 million of goodwill. Subsequent to the first quarter of 2000, adjustments to the purchase price resulted in changes to goodwill. These changes caused goodwill amortization to decrease from $10.3 million in the first quarter of 2000 to $8.5 million in the first quarter of 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). Devon's net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the first quarter of 2001 and 2000.

                      THREE MONTHS ENDED
                           MARCH 31,
                    ----------------------
                      2001          2000
                    --------      --------
                       (IN THOUSANDS)

Gross G&A           $ 51,399        52,701
Capitalized G&A      (15,893)      (14,286)
Reimbursed G&A       (13,244)      (13,565)
                    --------      --------
Net G&A             $ 22,262        24,850
                    ========      ========

         Net G&A decreased $2.6 million, or 10%, in the first quarter of 2001 compared to the first quarter of 2000. Gross G&A decreased $1.3 million, or 2%. The decrease in gross expenses in the first quarter of 2001 was primarily related to cost savings realized from the Santa Fe Snyder merger.

         G&A was reduced $1.6 million due to an increase in the amount capitalized as part of oil and gas properties. The increase in capitalized G&A was primarily related to increased drilling activities. G&A, however, rose by $0.3 million due to a decrease in the amount of reimbursements on operated properties in the 2001 quarter.

         INTEREST EXPENSE. Interest expense decreased $5.5 million, or 14%, in 2001's first quarter. A decrease in the average debt balance outstanding from $2.4 billion in 2000 to $1.9 billion in 2001 caused interest expense to decrease by $8.6 million. The decrease in the average debt balance in the first quarter of 2001 was primarily attributable to the repayment of long-term debt from excess cash flow. Approximately $0.1 billion of the reduction was due to certain debentures being revalued upon the adoption of a new accounting principle as discussed below.

         The increase in the average rate on the debt outstanding from 6.8% in the 2000 quarter to 6.9% in the 2001 quarter resulted in a $0.3 million increase in interest expense. The increase in the rate is the result of the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") effective January 1, 2001. Pursuant to SFAS No. 133, the debentures that are exchangeable into shares of Chevron Corporation common stock were revalued as of August 17, 1999. This is the date the debentures were assumed as part of the PennzEnergy merger. Under SFAS No. 133, the total fair value of the debentures was allocated between the interest-bearing debt and the option that is embedded in the debentures. Accordingly, the debt portion of the debentures was reduced by $139.6 million as of August 17, 1999. This discount is being accreted in interest expense, which has raised the effective interest rate on the debentures to 7.76% in the first quarter of 2001 compared to 4.92% recorded prior to 2001. The accretion in the first quarter of 2001 was $3.0 million.

         The following schedule includes the components of interest expense for the first quarter of 2001 and 2000.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           ----------------------
                                             2001          2000
                                           --------      --------
                                              (IN THOUSANDS)

Interest on debt outstanding               $ 32,401        40,698
Amortization of discounts (premiums)          1,985          (923)
Facility and agency fees                        277           690
Amortization of capitalized loan costs          300           447
Capitalized interest                           (694)         (696)
Other                                           269          (140)
                                           --------      --------
Total interest expense                     $ 34,538        40,076
                                           ========      ========

         DEFERRED EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATE ON SUBSIDIARY'S LONG-TERM DEBT. Until mid-January 2000, Devon's Canadian subsidiary Northstar Energy Corporation had certain fixed-rate senior notes which were denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were issued to the date of repayment increased or decreased the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt were required to be included in determining net earnings for the period in which the exchange rate changed. In mid-January 2000, the U.S. dollar denominated notes were retired prior to maturity with cash on hand and borrowings under Devon's long-term credit facilities. The Canadian-to-U.S. dollar exchange rate dropped slightly in January 2000 prior to the debt retirement. As a result, $2.4 million of expense was recognized in the first quarter of 2000.

         CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS. As a result of the adoption of SFAS No. 133 effective January 1, 2001, all derivatives are included on the balance sheet at their fair value. The $14.0 million charge included in the first quarter of 2001 principally represents the change in the fair value of derivatives that do not qualify as hedges. The change is primarily the result of changes in the fair value of the option embedded in the debentures exchangeable into shares of Chevron Corporation common stock.

         INCOME TAXES. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 2001 was 39%, compared to 41% estimated in the first quarter of 2000.

         The lower expected 2001 rate is primarily due to the effect of certain components of 2001's income tax expense that will not fluctuate in relation to pre-tax earnings. Examples are the amounts of amortization of goodwill and certain Canadian DD&A recorded for financial statement purposes that are not deductible for income tax purposes, and the Canadian large corporation tax that is based on capitalization levels instead of pre-tax earnings. As pre-tax earnings increase as they did in 2001, these fixed components have less impact on the effective tax rate.

         Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), requires that the tax benefit of available tax carryforwards be recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not". When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", SFAS No. 109 requires that a valuation allowance be provided to reduce the recorded tax benefits from such assets.

         Included as deferred tax assets at March 31, 2001, were approximately $208 million of net operating loss carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 2002 and 2014, Canadian carryforwards which expire primarily between 2001 and 2007 and minimum tax credits which have no expiration. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2001 and 2006. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. At the time of adoption of SFAS No. 133, Devon recorded a cumulative-effect-type adjustment to net earnings for a $49.5 million gain related to the fair value of derivatives that do not qualify as hedges. This gain included $46.2 million related to the option embedded in the debentures that are exchangeable into shares of Chevron Corporation common stock.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.

         CAPITAL EXPENDITURES. Approximately $345.9 million was spent in the first three months of 2001 for capital expenditures. This total includes $332.1 million for the acquisition, drilling or development of oil and gas properties, $4.5 million related to the construction of an extensive gas gathering system, related CO2 removal facilities and gas processing project all located in the Powder River Basin of Wyoming, and $9.3 million for other fixed assets.

         Approximately $436.1 million was spent for capital expenditures in the first quarter of 2000. This total includes $409.5 million for the acquisition, drilling or development of oil and gas properties, $16.6 million related to the construction of the gas pipeline and gathering system in Wyoming, and $10.0 million for other fixed assets.

         CAPITAL RESOURCES AND LIQUIDITY. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first quarter of 2001. Operating cash flow in the first quarter of 2001 was $756.7 million, compared to $346.0 million in the first quarter of 2000. The increase in operating cash flow in the 2001 quarter was primarily caused by the rise in revenues, partially offset by increased expenses, as discussed earlier in this section.

         Devon used its operating cash flow to fund its capital expenditures, reduce long-term debt by over $55 million and increase cash and cash equivalents by almost $382 million during the first quarter. As of April 30, 2001, Devon had approximately $933 million available under its $1 billion credit facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Devon's 2000 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of March 31, 2001, there have been no material changes in Devon's market risk exposure from that disclosed in the 2000 Form 10-K.

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

         ITEM 5. OTHER INFORMATION

                 None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K are as follows:

           Exhibit
             No.

           10.1.1 First Amendment to U.S. Credit Agreement dated March 1, 2001, among Devon Energy Corporation, Bank of America N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement.

           10.2.1 First Amendment to Canadian Credit Agreement dated March 1, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent and the Canadian Lenders party to the Original Agreement.

         (b) Reports on Form 8-K - A Current Report on Form 8-K dated January 29, 2001, was filed by the Registrant regarding year-end 2000 oil and gas reserves and various gas hedging instruments entered into in January 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DEVON ENERGY CORPORATION


Date: May 14, 2001                     /s/ Danny J. Heatly
                                       -----------------------------------------
                                       Danny J. Heatly
                                       Vice President - Accounting

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER             DESCRIPTION
    -------            -----------

    10.1.1             First Amendment to U.S. Credit Agreement dated March 1,
                       2001, among Devon Energy Corporation, Bank of America
                       N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement

    10.2.1             First Amendment to Canadian Credit Agreement dated March
                       1, 2001, among Northstar Energy Corporation, Bank of
                       America Canada, individually and as administrative agent and the Canadian Lenders party to the Original Agreement