Form 10-Q
period 2001-06-30
DEVON ENERGY CORP/DE
filed 2001-08-14
CIK 1090012

================================================================================
`

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

         The number of shares outstanding of Registrant's common stock, par value $.10, as of July 31, 2001, was 125,984,000.

                               1 of 67 total pages
                       (Exhibit Index is found at page 35)

                            DEVON ENERGY CORPORATION

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission


                                                                                                     Page No.
                                                                                                     --------
         Part I.   Financial Information
              Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets, June 30, 2001 (Unaudited)                                  4
                   and December 31, 2000

                   Consolidated Statements of Operations (Unaudited)                                       5
                   for the Three Months and Six Months Ended June 30, 2001
                   and 2000

                   Consolidated Statements of Comprehensive Operations                                     6
                   (Unaudited) for the Three Months and Six Months Ended
                   June 30, 2001 and 2000

                   Consolidated Statements of Cash Flows (Unaudited)                                       7
                   for the Six Months Ended June 30, 2001 and 2000

                   Notes to Consolidated Financial Statements                                              8

              Item 2.   Management's Discussion and Analysis of Financial                                 20
                        Condition and Results of Operations

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        31

         Part II.   Other Information

              Item 4.   Submission of Matters to a Vote of Security Holders                               32

              Item 6.   Exhibits and Reports on Form 8-K                                                  33

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

                            DEVON ENERGY CORPORATION















                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000















                  (FORMING A PART OF FORM 10-Q QUARTERLY REPORT
                   TO THE SECURITIES AND EXCHANGE COMMISSION)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2001           2000
                                                                         ------------    ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                            $    477,822         228,050
    Accounts receivable                                                       550,661         615,463
    Inventories                                                                40,193          47,272
    Deferred income taxes                                                       8,979           8,979
    Investments and other current assets                                       33,858          34,373
                                                                         ------------    ------------
        Total current assets                                                1,111,513         934,137
                                                                         ------------    ------------
Property and equipment, at cost, based on the full
  cost method of accounting for oil and gas properties                     10,865,921       9,709,352
    Less accumulated depreciation, depletion
        and amortization                                                    5,225,784       4,799,816
                                                                         ------------    ------------
                                                                            5,640,137       4,909,536
Investment in Chevron Corporation common stock, at fair value                 641,865         598,867
Goodwill, net of amortization                                                 277,767         289,489
Other assets                                                                  132,756         128,449
                                                                         ------------    ------------
        Total assets                                                     $  7,804,038       6,860,478
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade                                                                 296,516         305,210
        Revenues and royalties due to others                                  125,012         151,951
    Income taxes payable                                                       48,649          65,674
    Accrued interest payable                                                   23,488          23,191
    Merger related expenses payable                                            19,013          36,981
    Accrued expenses and other current liabilities                             75,159          45,980
                                                                         ------------    ------------
        Total current liabilities                                             587,837         628,987
                                                                         ------------    ------------
Other liabilities                                                             167,977         164,469
Debentures exchangeable into shares of Chevron
  Corporation common stock                                                    642,329         760,313
Other long-term debt                                                        1,438,819       1,288,523
Deferred revenue                                                               81,472         113,756
Fair value of derivative instruments                                           17,979              --
Deferred income taxes                                                       1,010,384         626,826
Stockholders' equity:
    Preferred stock of $1.00 par value ($100 liquidation value)
        Authorized 4,500,000 shares; issued 1,500,000 in 2001 and 2000          1,500
                                                                                                1,500
    Common stock of $.10 par value
        Authorized 400,000,000 shares; issued 129,628,000 in 2001 and
          128,638,000 in 2000                                                  12,963          12,864
    Additional paid-in capital                                              3,590,233       3,563,994
    Retained earnings (accumulated deficit)                                   304,130        (214,708)
    Accumulated other comprehensive loss                                      (43,313)        (85,397)
    Unamortized restricted stock awards                                          (487)           (649)
    Treasury stock, at cost; 153,000 shares in 2001                            (7,785)             --
                                                                         ------------    ------------
        Total stockholders' equity                                          3,857,241       3,277,604
                                                                         ------------    ------------
        Total liabilities and stockholders' equity                       $  7,804,038       6,860,478
                                                                         ============    ============


See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                      -----------------------   -------------------------
                                                                         2001         2000          2001          2000
                                                                      ----------   ----------    ----------    ----------
                                                                                          (UNAUDITED)
REVENUES
    Oil sales                                                         $  234,574       274,778      488,556       544,935
    Gas sales                                                            443,014       327,460    1,168,178       568,277
    Natural gas liquids sales                                             31,964        33,539       64,301        70,916
    Other                                                                 15,610        12,707       27,714        24,772
                                                                      ----------   ----------    ----------    ----------
            Total revenues                                               725,162       648,484    1,748,749     1,208,900
                                                                      ----------    ----------   ----------    ----------

COSTS AND EXPENSES
    Lease operating expenses                                             115,455       111,100      238,103       217,807
    Transportation costs                                                  18,419        12,932       35,823        24,745
    Production taxes                                                      29,549        22,473       74,058        41,871
    Depreciation, depletion and amortization of property and
      equipment                                                          184,702       172,251      367,594       337,503
    Amortization of goodwill                                               8,461        10,361       16,923        20,693
    General and administrative expenses                                   24,628        24,023       46,890        48,873
    Interest expense                                                      34,402        40,875       68,940        80,951
    Deferred effect of changes in foreign currency exchange
        rate on subsidiary's long-term debt                                   --            --           --         2,408
    Reduction of carrying value of oil and gas properties                 76,942            --       76,942            --
                                                                      ----------    ----------   ----------    ----------
            Total costs and expenses                                     492,558       394,015      925,273       774,851
                                                                      ----------    ----------   ----------    ----------

Earnings before change in fair value of derivative instruments, income tax expense, and cumulative effect of change in
    accounting principle                                                 232,604       254,469      823,476       434,049
Change in fair value of derivative instruments                             7,460            --       (6,582)           --
                                                                      ----------    ----------   ----------    ----------

Earnings before income tax expense and cumulative effect of
    change in accounting principle                                       240,064       254,469      816,894       434,049

INCOME TAX EXPENSE (BENEFIT)
    Current                                                               (1,204)       36,358      142,892        72,505
    Deferred                                                             104,878        64,777      186,797
                                                                      ----------    ----------   ----------    ----------
                                                                                                                 103,023
            Total income tax expense                                     103,674       101,135      329,689       175,528
                                                                      ----------    ----------   ----------    ----------

Earnings before cumulative effect of change in accounting principle      136,390       153,334      487,205       258,521
Cumulative effect of change in accounting principle, net of income
    tax expense of $31,617                                                    --            --       49,452            --
                                                                      ----------    ----------   ----------    ----------

Net earnings                                                             136,390       153,334      536,657       258,521
Preferred stock dividends                                                  2,434         2,434        4,868         4,868
                                                                                    ----------   ----------    ----------

Net earnings applicable to common shareholders                        $  133,956       150,900      531,789       253,653
                                                                      ==========    ==========   ==========    ==========

Net earnings before cumulative effect of change in accounting principle per average common share outstanding:
        Basic                                                         $     1.03          1.19         3.73          2.00
                                                                      ==========    ==========   ==========    ==========
        Diluted                                                       $     1.01          1.17         3.59          1.97
                                                                      ==========    ==========   ==========    ==========

Net earnings per average common share outstanding:
        Basic                                                         $     1.03          1.19         4.11          2.00
                                                                      ==========    ==========   ==========    ==========
        Diluted                                                       $     1.01          1.17         3.96          1.97
                                                                      ==========    ==========   ==========    ==========

Weighted average common shares outstanding-basic                         129,488       126,994      129,260       126,675
                                                                      ==========    ==========   ==========    ==========
Weighted average common shares outstanding-diluted                       135,403       129,455      135,402       128,681
                                                                      ==========    ==========   ==========    ==========


See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)


                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,               JUNE 30,
                                                                     -------------------    ---------------------
                                                                       2001        2000         2001       2000
                                                                     --------   --------    --------    --------
                                                                                       (UNAUDITED)
Net earnings                                                         $136,360    153,334     536,657     258,521

Other comprehensive earnings (loss), net of tax:
    Foreign currency translation adjustments                           15,882     (5,420)     (3,752)     (5,775)
    Cumulative effect of change in accounting principle                    --         --     (36,579)         --
    Reclassification adjustment for derivative losses reclassified
        into oil and gas sales                                         10,320         --      14,963          --
    Change in fair value of outstanding hedging positions              27,766         --      41,225          --
    Unrealized gains (losses) on marketable securities                 11,682    (31,489)     26,229      (6,042)
                                                                     --------   --------    --------    --------

Comprehensive earnings                                               $202,010    116,425     578,743     246,704
                                                                     ========   ========    ========    ========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                -----------    -----------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                               $   536,657        258,521
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation, depletion and amortization of property
              and equipment                                                         367,594        337,503
           Amortization of goodwill                                                  16,923         20,693
           Reduction of carrying value of oil and gas properties                     76,942             --
           Accretion of interest on zero coupon convertible senior debentures         7,007            114
           Amortization of discounts (premiums) on other long-term debt               4,027         (1,946)
           Deferred effect of changes in foreign currency exchange
              rate on subsidiary's long-term debt                                        --          2,408
           Gain on sale of assets                                                       327             44
           Change in fair value of derivative instruments                             6,582             --
           Cumulative effect of change in accounting principle                      (49,452)            --
           Deferred income taxes                                                    186,797        103,023
           Other                                                                      1,042          2,174
           Changes in assets and liabilities:
              Decrease (increase) in:
                 Accounts receivable                                                 54,393       (130,584)
                 Inventories                                                          8,088         (4,808)
                 Prepaid expenses                                                    17,755        (14,164)
                 Other assets                                                       (15,806)        (9,027)
              (Decrease) increase in:
                 Accounts payable                                                   (12,423)        46,484
                 Income taxes payable                                               (17,007)        47,270
                 Accrued expenses and other current liabilities                     (10,779)       (15,813)
                 Deferred revenue                                                   (32,269)        45,500
                 Long-term other liabilities                                        (19,680)       (21,176)
                                                                                -----------    -----------
                     Net cash provided by operating activities                    1,126,718        666,442
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                    25,940         43,064
     Capital expenditures                                                        (1,018,759)      (719,027)
     Decrease in other assets                                                            --            186
                                                                                -----------    -----------
                     Net cash used in investing activities                         (992,819)      (675,777)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings of long-term debt, net of issuance costs              365,668      1,126,321
     Principal payments on long-term debt                                          (257,667)      (984,412)
     Issuance of common stock, net of issuance costs                                 39,674         27,426
     Repurchase of common stock                                                     (13,337)       (10,600)
     Issuance of treasury stock                                                          --         11,600
     Dividends paid on common stock                                                 (12,951)        (8,663)
     Dividends paid on preferred stock                                               (4,868)        (4,868)
     Decrease in long-term other liabilities                                            (60)        (6,601)
                                                                                -----------    -----------
                     Net cash provided by financing activities                      116,459        150,203
                                                                                -----------    -----------
Effect of exchange rate changes on cash                                                (587)          (764)
                                                                                -----------    -----------

Net increase in cash and cash equivalents                                           249,771        140,104
Cash and cash equivalents at beginning of period                                    228,050        173,167
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $   477,822        313,271
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

         In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. Certain of the 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.       PENDING ACQUISITION

         On August 14, 2001, Devon and Mitchell Energy & Development Corporation ("Mitchell Energy") announced that Devon will acquire Mitchell Energy for cash and stock. In the transaction, Mitchell Energy stockholders would receive, for each Mitchell common share, $31 cash and 0.585 of a share of Devon common stock. The transaction is subject to approval by the stockholders of both companies, as well as certain regulatory approvals. If approved, the transaction is expected to be consummated shortly after the stockholder meetings.

         Mitchell Energy's estimated June 30, 2001 proved oil and gas reserves totaled 2.5 trillion cubic feet of gas equivalent located in the United States. In the transaction, Devon would also acquire Mitchell Energy's natural gas processing plants, pipelines and other midstream assets valued between $800 million and $1 billion.

3.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         During the first half of 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of Devon's derivatives.

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

         Devon does not hold or issue derivative instruments for trading purposes. All of Devon's commodity price swaps and costless price collars and foreign exchange rate swaps in place at January 1, 2001 and June 30, 2001 have been designated as cash flow hedges. Changes in the fair value of these derivatives are reported on the balance sheet in "Accumulated other comprehensive loss" ("AOCL"). These amounts are reclassified to oil and gas sales when the forecasted transaction takes place.

         Devon assesses the effectiveness of its hedges based on changes in the derivative's intrinsic value. The change in the time value of the derivative is excluded from the assessment of hedge effectiveness and, along with any ineffectiveness, is recorded on the statement of operations in "Change in fair value of derivative instruments." For the three- and six-month periods ended June 30, 2001, Devon recorded a net charge of less than $0.1 million which represented the ineffectiveness of the various cash flow hedges.

         As of June 30, 2001, $14.2 million of net deferred gains on derivative instruments accumulated in AOCL are expected to be reclassified to earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives' losses to earnings are the production and sale of oil and gas which includes the production hedged under the various derivative instruments. The maximum term over which Devon is hedging exposures to the variability of cash flows for commodity price risk is 18 months.

         Devon recorded a gain of $7.5 million and an expense of $6.6 million in the three-month and six-month periods ended June 30, 2001, respectively, for the change in fair value of derivative instruments. Substantially all of this expense related to the fair value change in the option that is embedded in Devon's debentures which are exchangeable into shares of Chevron Corporation common stock.

4.       EARNINGS PER SHARE

         The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2001 and 2000.

                                                                   NET EARNINGS                 NET
                                                                    APPLICABLE    COMMON     EARNINGS
                                                                    TO COMMON     SHARES        PER
                                                                   STOCKHOLDERS OUTSTANDING    SHARE
                                                                   ------------ -----------  ---------
                                                                               (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001:
Basic earnings per share                                             $133,956      129,488    $   1.03
                                                                                              ========

Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $1,382)                     2,161        4,377

   Potential common shares issuable upon the exercise
   of outstanding stock options                                            --        1,538
                                                                     --------     --------

Diluted earnings per share                                           $136,117      135,403    $   1.01
                                                                     ========     ========    ========

THREE MONTHS ENDED JUNE 30, 2000:
Basic earnings per share                                             $150,900    126,994   $   1.19
                                                                                           ========
Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $46)                           71        192

   Potential common shares issuable upon the exercise
   of outstanding stock options                                            --      2,269
                                                                     --------    -------
Diluted earnings per share                                           $150,971    129,455   $   1.17
                                                                     ========   ========   ========

SIX MONTHS ENDED JUNE 30, 2001:
Basic earnings per share                                             $531,789    129,260   $   4.11
                                                                                           ========

Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $2,762)                     4,321      4,377

   Potential common shares issuable upon the exercise
   of outstanding stock options                                            --      1,765
                                                                     --------    -------
Diluted earnings per share                                           $536,110    135,402   $   3.96
                                                                     ========   ========   ========


SIX MONTHS ENDED JUNE 30, 2000:
Basic earnings per share                                             $253,653    126,675   $   2.00
                                                                                           ========

Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $46)                           71         96

   Potential common shares issuable upon the exercise
   of outstanding stock options                                            --      1,910
                                                                     --------    -------
Diluted earnings per share                                           $253,724    128,681   $   1.97
                                                                     ========   ========   ========

         Options to purchase approximately 1.0 million shares of Devon's common stock with exercise prices ranging from $56.76 per share to $89.66 per share (with a weighted average price of $65.31 per share) were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share for the second quarter of 2001 because the options' exercise price exceeded the average market price of Devon's common stock during the second quarter. Similarly, options to purchase approximately 1.4 million shares of Devon's common stock with exercise prices ranging from $55.53 per share to $92.78 per share (with a weighted average price of $65.97 per share) were excluded from the diluted earnings per share calculation for the second quarter of 2000.

         Options to purchase approximately 1.0 million shares of Devon's common stock, with exercise prices from $57.72 to $89.66 per share (with a weighted average price of $65.34 per share), were excluded from the diluted earnings per share calculation for first six months of 2001. Similarly, options to purchase approximately 1.8 million shares of Devon's common stock with exercise prices ranging from $49.94 per share to $92.78 per share (with a weighted average price of $62.08 per share) were excluded from the diluted earnings per share calculation for the first six months of 2000. The excluded options for each of the 2001 periods expire between September 13, 2001 and May 17, 2011.

5.       STOCK BUYBACK

         Effective June 27, 2001, the board of directors authorized the repurchase of up to $1 billion of Devon's common stock. The repurchase program also applies to securities that are convertible into, or otherwise equity-linked to, Devon's common stock. Under the repurchase program, share purchases may be made from time to time depending upon market conditions and may be made in the open market and in privately negotiated transactions. The repurchase program may be discontinued at any time. During the second quarter of 2001, Devon repurchased 153,000 shares of common stock at an aggregate cost of $7.8 million or $51.05 per share. As of July 31, 2001, Devon had repurchased 3,754,000 shares of common stock at an aggregate cost of $190.4 million or $50.71 per share.

         In addition to the aforementioned share repurchase program begun in the second quarter of 2001, Devon also repurchased shares of its common stock in the first quarter of 2001 under an odd-lot repurchase program. Pursuant to this program, Devon purchased and retired 232,000 shares of its common stock for a total cost of $13.3 million, or $57.40 per share.

6.       LONG-TERM DEBT

         As of June 30, 2001, Devon had borrowings outstanding under its unsecured long-term credit facilities (the "Credit Facilities") of $92.2 million at an average rate of 4.8%. Also, as of June 30, 2001, Devon had $199.8 million of borrowings under its commercial paper program at an average rate of 4.2%. Because Devon had the intent and ability to refinance the balance due with borrowings under its Credit Facilities, the $199.8 million outstanding under the commercial paper program was classified as long-term debt on the June 30, 2001 consolidated balance sheet.

7.       REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES

         During the second quarter of 2001, Devon elected to discontinue operations in Malaysia, Qatar and on certain properties in Brazil. Accordingly, during the second quarter of 2001, Devon recorded a $76.9 million charge associated with the impairment of these properties. The after-tax effect of this reduction was $62.1 million.

8.       SEGMENT INFORMATION

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

                                                                                      INTER-
                                                              U.S.       CANADA       NATIONAL      TOTAL
                                                           ----------   ----------   ----------   ----------
                                                                             (IN THOUSANDS)
AS OF JUNE 30, 2001:
Current assets                                             $  755,110       68,761      287,642    1,111,513
Property and equipment, net of accumulated depreciation,
  depletion and amortization                                4,280,010      650,731      709,396
                                                                                                   5,640,137
Investment in Chevron Corporation common stock                641,865           --           --      641,865
Goodwill, net of amortization                                 230,431           --       47,336      277,767
Other assets                                                  119,123           82       13,551      132,756
                                                           ----------   ----------   ----------   ----------
          Total assets                                     $6,026,539      719,574    1,057,925    7,804,038
                                                           ==========   ==========   ==========   ==========

Current liabilities                                           366,257       73,644      147,936
                                                                                                     587,837
Other liabilities                                             132,246          888       34,843      167,977
Debentures exchangeable into shares of Chevron
  Corporation common stock 642,329                                 --           --      642,329
Other long-term debt                                        1,346,573       92,246           --    1,438,819
Deferred revenue                                               80,444          537          491       81,472
Fair value of derivative instruments                           12,110        5,869           --       17,979
Deferred income taxes                                         874,839      113,475       22,070    1,010,384
Stockholders' equity                                        2,571,741      432,915      852,585    3,857,241
                                                           ----------   ----------   ----------   ----------
          Total liabilities and stockholders' equity       $6,026,539      719,574    1,057,925    7,804,038
                                                           ==========   ==========   ==========   ==========

                                                                                     INTER-
                                                              U.S.        CANADA     NATIONAL       TOTAL
                                                            ---------    ---------   ---------    ---------
                                                                              (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001:
REVENUES
   Oil sales                                                $ 144,352       28,977      61,245      234,574
   Gas sales                                                  387,627       52,104       3,283      443,014
   Natural gas liquids sales                                   27,472        4,197         295       31,964
   Other                                                       10,362          637       4,611       15,610
                                                            ---------    ---------   ---------    ---------
          Total revenues                                      569,813       85,915      69,434      725,162
                                                            ---------    ---------   ---------    ---------

COSTS AND EXPENSES
   Lease operating expenses                                    79,343       16,782      19,330      115,455
   Transportation costs                                        15,414        3,005          --       18,419
   Production taxes                                            28,910          475         164       29,549
   Depreciation, depletion and amortization of property
     and equipment                                            147,444       20,000      17,258      184,702
   Amortization of goodwill                                     8,450           --          11        8,461
   General and administrative expenses                         25,266        1,914      (2,552)      24,628
   Interest expense                                            32,750        1,397         255       34,402
   Reduction of carrying value of oil and gas properties           --           --      76,942       76,942
                                                            ---------    ---------   ---------    ---------
          Total costs and expenses                            337,577       43,573     111,408      492,558
                                                            ---------    ---------   ---------    ---------

Earnings (loss) before change in fair value of derivative
    instruments and income tax expense                        232,236       42,342     (41,974)     232,604
Change in fair value of derivative instruments                  7,460           --          --        7,460
                                                            ---------    ---------   ---------    ---------

Earnings (loss) before income tax expense                     239,696       42,342     (41,974)     240,064

INCOME TAX EXPENSE (BENEFIT)
   Current                                                     (8,790)         974       6,612       (1,204)
   Deferred                                                    97,114       14,892      (7,128)     104,878
                                                            ---------    ---------   ---------    ---------
          Total income tax expense (benefit)                   88,324       15,866        (516)     103,674
                                                            ---------    ---------   ---------    ---------

Net earnings (loss)                                           151,372       26,476     (41,458)     136,390
Preferred stock dividends                                       2,434           --          --        2,434
                                                            ---------    ---------   ---------    ---------

Net earnings (loss) applicable to common shareholders       $ 148,938       26,476     (41,458)     133,956
                                                            =========    =========   =========    =========

Capital expenditures                                        $ 565,937       48,477      58,419      672,833
                                                            =========    =========   =========    =========

                                                                                 INTER-
                                                            U.S.      CANADA    NATIONAL   TOTAL
                                                          --------   --------   --------  --------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2000:

REVENUES
   Oil sales                                              $187,842     27,695     59,241    274,778
   Gas sales                                               287,964     36,496      3,000    327,460
   Natural gas liquids sales                                29,270      4,169        100     33,539
   Other                                                    10,466      1,231      1,010     12,707
                                                          --------   --------   --------   --------
          Total revenues                                   515,542     69,591     63,351    648,484
                                                          --------   --------   --------   --------

COSTS AND EXPENSES
   Lease operating expenses                                 79,802     12,921     18,377    111,100
   Transportation costs                                      9,992      2,940         --     12,932
   Production taxes                                         22,076        297        100     22,473
   Depreciation, depletion and amortization of property
     and equipment                                         144,836     16,359     11,056    172,251
   Amortization of goodwill                                 10,355         --          6     10,361
   General and administrative expenses                      20,725      2,541        757     24,023
   Interest expense                                         38,007      2,568        300     40,875
                                                          --------   --------   --------   --------
          Total costs and expenses                         325,793     37,626     30,596    394,015
                                                          --------   --------   --------   --------

Earnings before income tax expense                         189,749     31,965     32,755    254,469

INCOME TAX EXPENSE
   Current                                                  32,379        279      3,700     36,358
   Deferred                                                 39,751     14,353     10,673     64,777
                                                          --------   --------   --------   --------
          Total income tax expense                          72,130     14,632     14,373    101,135
                                                          --------   --------   --------   --------

Net earnings                                               117,619     17,333     18,382    153,334
Preferred stock dividends                                    2,434         --         --      2,434
                                                          --------   --------   --------   --------

Net earnings applicable to common shareholders            $115,185     17,333     18,382    150,900
                                                          ========   ========   ========   ========

Capital expenditures                                      $206,744     42,131     34,097    282,972
                                                          ========   ========   ========   ========

                                                                                          INTER-
                                                               U.S.          CANADA       NATIONAL        TOTAL
                                                            -----------    -----------   -----------    -----------
                                                                                (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2001:
REVENUES
   Oil sales                                                $   310,900         56,764       120,892        488,556
   Gas sales                                                  1,030,808        131,569         5,801      1,168,178
   Natural gas liquids sales                                     54,635          9,321           345         64,301
   Other                                                         23,943          1,690         2,081         27,714
                                                            -----------    -----------   -----------    -----------
          Total revenues                                      1,420,286        199,344       129,119      1,748,749
                                                            -----------    -----------   -----------    -----------

COSTS AND EXPENSES
   Lease operating expenses                                     167,806         32,119        38,178        238,103
   Transportation costs                                          30,050          5,773            --         35,823
   Production taxes                                              72,826            893           339         74,058
   Depreciation, depletion and amortization of property
     and equipment                                              296,578         39,285        31,731        367,594
   Amortization of goodwill                                      16,901             --            22         16,923
   General and administrative expenses                           45,709          3,824        (2,643)        46,890
   Interest expense                                              64,918          3,512           510         68,940
   Reduction of carrying value of oil and gas properties             --             --        76,942         76,942
                                                            -----------    -----------   -----------    -----------
          Total costs and expenses                              694,788         85,406       145,079        925,273
                                                            -----------    -----------   -----------    -----------

Earnings (loss) before change in fair value of derivative
    instruments, income tax expense and cumulative
    effect of change in accounting principle                    725,498        113,938       (15,960)       823,476
Change in fair value of derivative instruments                   (6,582)            --            --         (6,582)
                                                            -----------    -----------   -----------    -----------

Earnings (loss) before income tax expense and cumulative
    effect of change in accounting principle                    718,916        113,938       (15,960)       816,894

INCOME TAX EXPENSE
   Current                                                      131,087          1,910         9,895        142,892
   Deferred                                                     140,748         45,604           445        186,797
                                                            -----------    -----------   -----------    -----------
          Total income tax expense                              271,835         47,514        10,340        329,689
                                                            -----------    -----------   -----------    -----------

Earnings (loss) before cumulative effect of change in
    accounting principle                                        447,081         66,424       (26,300)       487,205
Cumulative effect of change in accounting principle              49,452             --            --         49,452
                                                            -----------    -----------   -----------    -----------

Net earnings (loss)                                             496,533         66,424       (26,300)       536,657
Preferred stock dividends                                         4,868             --            --          4,868
                                                            -----------    -----------   -----------    -----------

Net earnings (loss) applicable to common shareholders       $   491,665         66,424       (26,300)       531,789
                                                            ===========    ===========   ===========    ===========

Capital expenditures                                        $   796,691        109,841       112,227      1,018,759
                                                            ===========    ===========   ===========    ===========

                                                                                      INTER-
                                                               U.S.       CANADA      NATIONAL     TOTAL
                                                             ---------   ---------   ---------   ---------
                                                                           (IN THOUSANDS)

SIX MONTHS ENDED JUNE 30, 2000:

REVENUES
   Oil sales                                                 $ 377,676      57,168     110,091     544,935
   Gas sales                                                   494,833      67,844       5,600     568,277
   Natural gas liquids sales                                    62,271       8,545         100
                                                                                                    70,916
   Other                                                        21,916       2,322         534      24,772
                                                             ---------   ---------   ---------   ---------
          Total revenues                                       956,696     135,879     116,325   1,208,900
                                                             ---------   ---------   ---------   ---------

COSTS AND EXPENSES
   Lease operating expenses                                    157,220      25,225      35,362     217,807
   Transportation costs                                         19,017       5,728          --      24,745
   Production taxes                                             41,147         524         200      41,871
   Depreciation, depletion and amortization of property
     and equipment                                             284,812      32,353      20,338     337,503
   Amortization of goodwill                                     20,681          --          12      20,693
   General and administrative expenses                          42,752       4,795       1,326      48,873
   Interest expense                                             75,355       4,996         600      80,951
   Deferred effect of changes in foreign currency exchange
     rate on subsidiary's long-term debt                            --       2,408          --       2,408
                                                             ---------   ---------   ---------   ---------
          Total costs and expenses                             640,984      76,029      57,838     774,851
                                                             ---------   ---------   ---------   ---------

Earnings before income tax expense                             315,712      59,850      58,487     434,049

INCOME TAX EXPENSE
   Current                                                      64,326         979       7,200      72,505
   Deferred                                                     56,247      27,263      19,513     103,023
                                                             ---------   ---------   ---------   ---------
          Total income tax expense                             120,573      28,242      26,713     175,528
                                                             ---------   ---------   ---------   ---------

Net earnings                                                   195,139      31,608      31,774     258,521
Preferred stock dividends                                        4,868          --          --       4,868
                                                             ---------   ---------   ---------   ---------

Net earnings applicable to common shareholders               $ 190,271      31,608      31,774     253,653
                                                             =========   =========   =========   =========

Capital expenditures                                         $ 546,471      78,157      94,399     719,027
                                                             =========   =========   =========   =========

9.       COMMITMENTS AND CONTINGENCIES

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

         Certain of Devon's subsidiaries acquired in the PennzEnergy merger are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of June 30, 2001, Devon's consolidated balance sheet included $7.7 million of accrued liabilities, reflected in "Other liabilities," for environmental remediation. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Devon's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Devon's monetary exposure is not expected to be material.

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

Maersk Rig Contract

         In December 1997, the working interest owner partner of Pennzoil Venezuela Corporation, S.A. ("PVC"), a subsidiary of Devon as a result of the PennzEnergy merger, entered into a contract with Maersk Jupiter Drilling, S.A. ("Maersk") for the provision of a rig for drilling services relative to the anticipated drilling program associated with Devon's Block 70/80 in Lake Maracaibo, Venezuela. The rig was assembled and delivered by Maersk to Lake Maracaibo where it performed an abbreviated drilling program for both Blocks 68/79 and 70/80. It is currently stacked in Lake Maracaibo. The contract, which expires October 1, 2001, provides for early termination, with a charge for such termination which is currently estimated at $42,000 per day with certain escalation factors for the balance of the term. As of June 30, 2001, Devon's consolidated balance sheet included accrued liabilities, reflected in "Other liabilities," for the expected cost to terminate/settle the contract. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the liability recognized for such termination/settlement of the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses material changes in results of operations for the three- month and six-month periods ended June 30, 2001, compared to the three-month and six-month periods ended June 30, 2000, and in financial condition since December 31, 2000. The discussion should be read in conjunction with Devon's 2000 annual report on Form 10-K.

OVERVIEW

         Net earnings for the second quarter of 2001 were $136.4 million, or $1.03 per share. This compares to net earnings of $153.3 million, or $1.19 per share for the second quarter of 2000. Net earnings for the first half of 2001 were $536.7 million, or $4.11 per share. These compare to net earnings for the first half of 2000 of $258.5 million, or $2.00 per share. The decrease in second quarter earnings was due to the reduction of carrying value of oil and gas prices related to certain international properties, partially offset by higher average gas prices and gas production. The increase in first half earnings was due to higher natural gas prices and production.

RESULTS OF OPERATIONS

         Total revenues increased $76.7 million, or 12%, in the second quarter of 2001, and $539.8 million, or 45%, in the first half of 2001. This was the result of increases in the average prices of gas and NGL partially offset by lower production on a combined Boe basis. Oil, gas and NGL revenues were up $73.8 million, or 12%, for the second quarter of 2001 compared to the second quarter of 2000, and $536.9 million, or 45% for the first half of 2001 compared to the first half of 2000. The three-month and six-month periods comparison of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

                                                                                   TOTAL
                                                       -------------------------------------------------------------
                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                       -----------------------------  ------------------------------
                                                         2001       2000      CHANGE      2001       2000     CHANGE
                                                         ----       ----      ------      ----       ----     ------
PRODUCTION
         Oil (MBbls)                                     9,995     11,179      -11%      20,434      22,094      -8%
         Gas (MMcf)                                    108,514    106,201       +2%     220,283     209,970      +5%
         NGL (MBbls)                                     1,630      1,762       -7%       2,947       3,696     -20%
         Oil, Gas and NGL (MBoe)1                       29,711     30,641       -3%      60,095      60,785      -1%

AVERAGE PRICES
         Oil (Per Bbl)                                  $23.47      24.58       -5%       23.91       24.66      -3%
         Gas (Per Mcf)                                    4.08       3.08      +32%        5.30        2.71     +96%
         NGL (Per Bbl)                                   19.61      19.03       +3%       21.82       19.19     +14%
         Oil, Gas and NGL (Per Boe)1                     23.88      20.75      +15%       28.64       19.48     +47%

                                                                            ($'S IN THOUSANDS)
REVENUES
         Oil                                          $234,574    274,778      -15%     488,556     544,935     -10%
         Gas                                           443,014    327,460      +35%   1,168,178     568,277    +106%
         NGL                                            31,964     33,539       -5%      64,301      70,916      -9%
                                                      --------    -------             ---------   ---------
         Combined                                     $709,552    635,777      +12%   1,721,035   1,184,128     +45%
                                                      ========    =======             =========   =========

                                                                                  DOMESTIC
                                                       -------------------------------------------------------------
                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                       -----------------------------  ------------------------------
                                                         2001       2000      CHANGE     2001        2000     CHANGE
                                                         ----       ----      ------     ----        ----     ------
PRODUCTION
         Oil (MBbls)                                     6,271      7,609      -18%      12,973      15,173     -14%
         Gas (MMcf)                                     90,737     87,621       +4%     185,391     172,827      +7%
         NGL (MBbls)                                     1,459      1,590       -8%       2,600       3,350     -22%
         Oil, Gas and NGL (MBoe)1                       22,853     23,803       -4%      46,472      47,328      -2%

AVERAGE PRICES
         Oil (Per Bbl)                                  $23.02      24.69       -7%       23.97       24.89      -4%
         Gas (Per Mcf)                                    4.27       3.29      +30%        5.56        2.86     +94%
         NGL (Per Bbl)                                   18.83      18.41       +2%       21.01       18.59     +13%
         Oil, Gas and NGL (Per Boe)1                     24.48      21.22      +15%       30.05       19.75     +52%

                                                                              ($'S IN THOUSANDS)
REVENUES
         Oil                                          $144,352    187,842      -23%     310,900     377,676     -18%
         Gas                                           387,627    287,964      +35%   1,030,808     494,833    +108%
         NGL                                            27,472     29,270       -6%      54,635      62,271     -12%
                                                      --------    -------             ---------   ---------
         Combined                                     $559,451    505,076      +11%   1,396,343     934,780     +49%
                                                      ========    =======             =========   =========

                                                                                    CANADA
                                                       -------------------------------------------------------------
                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                       -----------------------------  ------------------------------
                                                         2001       2000      CHANGE     2001        2000     CHANGE
                                                         ----       ----      ------     ----        ----     ------
PRODUCTION
         Oil (MBbls)                                     1,334      1,162      +15%       2,620       2,364     +11%
         Gas (MMcf)                                     15,513     16,408       -5%      30,705      32,786      -6%
         NGL (MBbls)                                       154        168       -8%         328         342      -4%
         Oil, Gas and NGL (MBoe)1                        4,074      4,065       +0%       8,066       8,170      -1%

AVERAGE PRICES
         Oil (Per Bbl)                                  $21.72      23.83       -9%       21.67       24.18     -10%
         Gas (Per Mcf)                                    3.36       2.22      +51%        4.28        2.07    +107%
         NGL (Per Bbl)                                   27.25      24.82      +10%       28.42       24.99     +14%
         Oil, Gas and NGL (Per Boe)1                     20.93      16.82      +24%       24.50       16.35     +50%

                                                                             ($'S IN THOUSANDS)
REVENUES
         Oil                                           $28,977     27,695       +5%      56,764      57,168      -1%
         Gas                                            52,104     36,496      +43%     131,569      67,844     +94%
         NGL                                             4,197      4,169       +1%       9,321       8,545      +9%
                                                      --------    -------             ---------   ---------
         Combined                                      $85,278     68,360      +25%     197,654     133,557     +48%
                                                      ========    =======             =========   =========

                                                                                  INTERNATIONAL
                                                       -------------------------------------------------------------
                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                       -----------------------------  ------------------------------
                                                         2001       2000      CHANGE     2001        2000     CHANGE
                                                         ----       ----      ------     ----        ----     ------
PRODUCTION
         Oil (MBbls)                                     2,390      2,408       -1%       4,841       4,557      +6%
         Gas (MMcf)                                      2,264      2,172       +4%       4,187       4,357      -4%
         NGL (MBbls)                                        17          4     +325%          19           4    +375%
         Oil, Gas and NGL (MBoe)(1)                      2,784      2,774       +0%       5,558       5,287      +5%

AVERAGE PRICES
         Oil (Per Bbl)                                  $25.63      24.60       +4%       24.97       24.16      +3%
         Gas (Per Mcf)                                    1.45       1.38       +5%        1.39        1.29      +8%
         NGL (Per Bbl)                                   17.35      19.00       -9%       18.16       19.00      -4%
         Oil, Gas and NGL (Per Boe)(1)                   23.28      22.47       +4%       22.86       21.90      +4%

                                                                             ($'S IN THOUSANDS)
REVENUES
         Oil                                           $61,245     59,241       +3%     120,892     110,091     +10%
         Gas                                             3,283      3,000       +9%       5,801       5,600      +4%
         NGL                                               295        100     +195%         345         100    +245%
                                                      --------    -------             ---------   ---------
         Combined                                      $64,823     62,341       +4%     127,038     115,791     +10%
                                                      ========    =======             =========   =========

---------------
(1) Gas volumes are converted to Boe or MBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGL are affected by market and other factors in addition to relative energy content.

         OIL REVENUES. Oil revenues decreased $40.2 million, or 15%, in the second quarter of 2001. Oil revenues decreased $11.1 million due to a $1.11 per barrel decrease in the average price of oil in 2001. A decrease in 2001's production of 1.2 million barrels caused oil revenues to decrease by $29.1 million. This reduction was primarily the result of certain domestic and international properties which were sold prior to the 2001 quarter but whose production was included in the 2000 quarter.

         Oil revenues decreased $56.4 million, or 10%, in the first half of 2001. Oil revenues decreased $15.4 million due to a $0.75 per barrel decrease in the average price of oil in 2001. A decrease in production of 1.7 million barrels, or 8%, caused oil revenues to decrease by $41.0 million. This reduction was primarily the result of certain domestic and international properties which were sold prior to the 2001 quarter but whose production was included in the 2000 quarter.

         GAS REVENUES. Gas revenues increased $115.6 million, or 35%, in the second quarter of 2001. Production rose 2.3 Bcf in the 2001 period, which added $7.2 million of gas revenues. A $1.00 per Mcf increase in the average gas price in the second quarter of 2001 contributed $108.4 million of the increase in gas revenues.

         The largest contributor to the 2001 production increase was production added as a result of domestic drilling and development in Devon's coalbed methane properties.

         These domestic increases were partially offset by a decline in Canadian gas production of 0.9 Bcf, or 5% in the 2001 quarter. Natural declines and increased royalty rates, partially offset by new drilling, development and acquisitions, were the primary reasons for the production decline. The increase in gas prices from the 2000 quarter to the 2001 quarter resulted in an increase in the Canadian government's royalty percentage from 23.3% in the 2000 quarter to 26.9% in the 2001 quarter. Gross Canadian gas production, before royalties, was 21.2 Bcf in the 2001 quarter compared to 21.4 Bcf in the 2000 quarter.

         Gas revenues increased $599.9 million, or 106%, in the first half of 2001. Production rose 10.3 Bcf in the 2001 period, which added $27.9 million of gas revenues. A $2.59 per Mcf increase in the average gas price in the first half of 2001 contributed $572.0 million of the increase in gas revenues.

         The largest contributor to the 2001 production increase was production added as a result of domestic drilling and development in Devon's coalbed methane properties.

         These domestic increases were partially offset by a decline in Canadian gas production of 2.1 Bcf, or 6% in the first half of 2001. Natural declines and increased royalty rates, partially offset by new drilling, development and acquisitions, were the primary reasons for the production decline. The increase in gas prices from the 2000 period to the 2001 period resulted in an increase in the Canadian government's royalty percentage from 22.2% in the 2000 period to 28.0% in the 2001 period. Gross Canadian gas production, before royalties, was
42.5 Bcf in the 2001 period compared to 42.2 Bcf in the 2000 period.

         NGL REVENUES. NGL revenues decreased $1.6 million, or 5%, in the second quarter of 2001. An increase in the average price of $0.58 per barrel, or 3%, caused NGL revenues to increase $0.9 million in the 2001 quarter. A production decrease of 0.1 million barrels caused revenues to decrease $2.5 million. This reduction was primarily the result of certain domestic properties which were sold prior to the 2001 quarter but whose production was included in the 2000 quarter.

         NGL revenues decreased $6.6 million, or 9%, in the first half of 2001. An increase in the average price of $2.63 per barrel, or 14%, caused NGL revenues to increase $7.8 million in the first half of 2001. A production decrease of 0.7 million barrels caused revenues to decrease $14.4 million. The production drop was primarily the result of a temporary shutdown of a gas processing plant in the Gulf of Mexico during the first quarter of 2001, and certain domestic properties which were sold prior to the 2001 quarter but whose production was included in the 2000 quarter.

         PRODUCTION AND OPERATING EXPENSES. The components of production and operating expenses are set forth in the following tables.


                                                                                  TOTAL
                                                       -------------------------------------------------------------
                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                       -----------------------------  ------------------------------
                                                         2001       2000      CHANGE     2001        2000     CHANGE
                                                         ----       ----      ------     ----        ----     ------

                                                                             ($'S IN THOUSANDS)

ABSOLUTE
     Recurring operations and maintenance expenses    $113,520    108,281       +5%     229,712    211,836       +8%
     Well workover expenses                              1,935      2,819      -31%       8,391      5,971      +41%
     Transportation costs                               18,419     12,932      +42%      35,823     24,745      +45%
     Production taxes                                   29,549     22,473      +31%      74,058     41,871      +77%
                                                      --------    -------               -------    -------
         Total production and operating expenses      $163,423    146,505      +12%     347,984    284,423      +22%
                                                      ========    =======               =======    =======

PER BOE
     Recurring operations and maintenance expenses        3.82       3.54       +8%        3.82       3.48      +10%
     Well workover expenses                               0.07       0.09      -31%        0.14       0.10      +42%
     Transportation costs                                 0.62       0.42      +47%        0.60       0.41      +46%
     Production taxes                                     0.99       0.73      +36%        1.23       0.69      +79%
                                                         -----       ----                  ----       ----
         Total production and operating expenses         $5.50       4.78      +15%        5.79       4.68      +24%
                                                         =====       ====                  ====       ====

         Recurring operations and maintenance expenses increased $5.2 million, or 5%, in the second quarter of 2001. Recurring operations and maintenance expenses increased $17.9 million, or 8%, in the first half of 2001. These increases were primarily the result of increases in fuel and electricity costs as well as increases in many third-party field service costs.

         Transportation costs increased $5.5 million, or 42%, in the second quarter of 2001. Transportation costs increased $11.1 million, or 45%, in the first half of 2001. These increases were primarily due to an increase in coalbed methane gas production and increases in transportation rates.

         Production taxes increased $7.1 million, or 31%, in the 2001 quarter. Also, production taxes increased $32.2 million, or 77%, in the first half of 2001. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 11% and 49% increase in domestic oil, gas and NGL revenues in the second quarter and first half of 2001, respectively, was a primary cause of the production tax increase. Production taxes did not increase proportionately to the increase in revenues. This was primarily due to the fact that most of the increase in domestic revenues occurred in the Rocky Mountain division which has higher production tax rates than the other domestic divisions.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES ("DD&A"). Oil and gas property related DD&A increased $9.2 million, or 6%, from $164.5 million in the second quarter of 2000 to $173.7 million in the second quarter of 2001. Oil and gas property related DD&A expense decreased $5.0 million due to the 3% decrease in combined oil, gas and NGL production in 2001. An increase in the combined U.S., Canadian and international DD&A rate from $5.37 per Boe in the 2000 quarter to $5.85 per Boe in the 2001 quarter caused oil and gas property related DD&A to increase $14.2 million. The $0.48 increase in the 2001 rate over the 2000 rate is primarily the result of an increase in future development costs and the disposition of certain properties during 2000, partially offset by an increase in total reserves.

         Oil and gas property related DD&A increased $24.4 million, or 8%, from $323.5 million in the first half of 2000 to $347.9 million in the first half of 2001. Oil and gas property related DD&A expense decreased $3.7 million due to the 1% decrease in combined oil, gas and NGL production in 2001. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $5.32 per Boe in the first half of 2000 to $5.79 per Boe in the first half of 2001 caused oil and gas property related DD&A to increase $28.1 million. The $0.47 increase in the 2001 rate over the 2000 rate is primarily the result of an increase in future development costs and the disposition of certain properties during 2000, partially offset by an increase in total reserves.

         Non-oil and gas property DD&A expense increased $3.3 million to $11.0 million in the second quarter of 2001 compared to $7.7 million the second quarter of 2000. Non-oil and gas property DD&A expense increased $5.6 million to $19.7 million in the first half of 2001 compared to $14.1 million in the first half of 2000. Depreciation of new non-oil and gas property and the gas pipeline and gathering system in Wyoming accounted for the increase.

         GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). Devon's net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the second quarter and first half of 2001 and 2000.

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                              -------------------       ------------------
                                                                2001      2000            2001      2000
                                                              -------    -------        -------    -------
                                                                             (IN THOUSANDS)

         Gross G&A                                            $60,708     52,465        112,107    105,166
         Capitalized G&A                                      (22,897)   (14,216)       (38,790)   (28,502)
         Reimbursed G&A                                       (13,183)   (14,226)       (26,427)   (27,791)
                                                              -------    -------        -------    -------

         Net G&A                                              $24,628     24,023         46,890     48,873
                                                              =======    =======        =======    =======

         Net G&A increased $0.6 million, or 3%, and decreased $2.0 million, or 4%, in the second quarter and first half of 2001 compared to the same periods of 2000, respectively. Gross G&A increased $8.2 million and $6.9 million, or 16% and 7%, in the second quarter and first half of 2001 compared to the same periods of 2000, respectively. The increases in gross expenses in the second quarter and first half of 2001 were primarily related to additional personnel related costs.

         Net G&A was reduced $8.7 million and $10.3 million in the second quarter and first half of 2001, respectively, due to an increase in the amount capitalized as part of oil and gas properties. The increase in capitalized G&A was primarily related to additional personnel related costs and increased drilling activities. Net G&A, however, rose $1.1 million and $1.4 million in the second quarter and first half of 2001, respectively, due to a decrease in the amount of reimbursements on operated properties. The decrease in reimbursed G&A was primarily related to the disposition of certain domestic properties which were owned in the 2000 periods but which were sold prior to the 2001 periods.

         INTEREST EXPENSE. Interest expense decreased $6.5 million and $12.0 million, or 16% and 15%, in the second quarter and first half of 2001, respectively, due to a decrease in the average debt balance outstanding. The decrease in the average debt balance in both the second quarter and first half of 2001 was primarily attributable to the repayment of long-term debt from excess cash flow.

         The annualized interest rates for the 2001 periods were increased as a result of the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") effective January 1, 2001. Pursuant to SFAS No. 133, the debentures that are exchangeable into shares of Chevron Corporation common stock were revalued as of August 17, 1999. This is the date the debentures were assumed as part of the PennzEnergy merger. Under SFAS No. 133, the total fair value of the debentures was allocated between the interest-bearing debt and the option that is embedded in the debentures. Accordingly, the debt portion of the debentures was reduced by $139.6 million as of August 17, 1999. This discount is being accreted in interest expense, which has raised the effective interest rate on the debentures to 7.76% in the second quarter and first six months of 2001 compared to 4.92% recorded prior to 2001. The accretion in the second quarter and first six months of 2001 was $3.1 million and $6.1 million, respectively.

         The following schedule includes the components of interest expense for the second quarter and first half of 2001 and 2000.

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                              -------------------        -----------------
                                                               2001        2000           2001       2000
                                                               ----        ----           ----       ----
                                                                             (IN THOUSANDS)

         Interest based on debt outstanding                   $32,007     41,346         64,408     82,044
         Amortization of discounts (premiums)                   2,042     (1,023)         4,027     (1,946)
         Facility and agency fees                                 267      1,132            544      1,822
         Amortization of capitalized loan costs                   301        447            601        894
         Capitalized interest                                    (620)      (846)        (1,314)    (1,542)
         Other                                                    405       (181)           674       (321)
                                                              -------     ------         ------     ------

         Total interest expense                               $34,402     40,875         68,940     80,951
                                                              =======     ======         ======     ======

         DEFERRED EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATE ON SUBSIDIARY'S LONG-TERM DEBT. Until mid-January 2000, Devon's Canadian subsidiary Northstar Energy Corporation had certain fixed-rate senior notes which were denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were issued to the date of repayment increased or decreased the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt were required to be included in determining net earnings for the period in which the exchange rate changed. In mid-January 2000, the U.S. dollar denominated notes were retired prior to maturity with cash on hand and borrowings under Devon's long-term credit facilities. The Canadian-to-U.S. dollar exchange rate dropped slightly in January 2000 prior to the debt retirement. As a result, $2.4 million of expense was recognized in the first half of 2000.

         REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES. During the second quarter of 2001, Devon elected to discontinue operations in Malaysia, Qatar and on certain properties in Brazil. Accordingly, during the second quarter of 2001, Devon recorded a $76.9 million charge associated with the impairment of these properties. The after-tax effect of this reduction was $62.1 million.

         CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS. As a result of the adoption of SFAS No. 133 effective January 1, 2001, all derivatives are included on the balance sheet at their fair value. The $7.5 million gain and $6.6 million loss included in the second quarter and first six months of 2001, respectively, principally represent the change in the fair value of derivatives that do not qualify as hedges. The change is primarily the result of changes in the fair value of the option embedded in the debentures exchangeable into shares of Chevron Corporation common stock.

         INCOME TAXES. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the second quarter of 2001 was 43% compared to 40% in the second quarter of 2000. The higher effective tax rate in the second quarter of 2001 was primarily related to the reduction of carrying value of oil and gas properties. The estimated effective tax rate was 40% in both the first half of 2001 and the first half of 2000.

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

         Included as deferred tax assets at June 30, 2001, were approximately $208 million of net operating loss carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 2002 and 2014, Canadian carryforwards which expire primarily between 2001 and 2007 and minimum tax credits which have no expiration. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2001 and 2006. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

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

         CAPITAL EXPENDITURES. Approximately $1.0 billion was spent in the first six months of 2001 for capital expenditures. This total includes $0.5 billion for the acquisition of oil and gas properties and $0.5 billion for the drilling or development of oil and gas properties. Approximately $0.7 billion was spent for capital expenditures in the first half of 2000. This total includes $0.2 billion for the acquisition of oil and gas properties and $0.5 billion for the drilling or development of oil and gas properties.

         CAPITAL RESOURCES AND LIQUIDITY. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first half of 2001. Operating cash flow in the first half of 2001 was $1.1 billion, compared to $0.7 billion in the first half of 2000. The increase in operating cash flow in the first half of 2001 was primarily caused by the rise in revenues, partially offset by increased expenses, as discussed earlier in this section.

         Devon used its operating cash flow and additional borrowings, net of repayments, of to fund its capital expenditures and increase cash and cash equivalents by almost $250 million during the first half of 2001. As of July 31, 2001, Devon had approximately $785 million available under its $1 billion credit facilities.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED. In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         Devon is required to adopt the provisions of Statement 141 immediately, and the provisions of Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that Devon evaluate its existing goodwill that was acquired in a prior purchase business combination. In connection with the transitional goodwill impairment evaluation, Statement 142 will require Devon to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this Devon must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. Devon will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Devon must perform the second step of the transitional impairment test. In the second step, Devon must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in Devon's statement of operations.

         As of the date of adoption, Devon expects to have unamortized goodwill in the amount of $261 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $41.3 million and $16.9 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Devon has not assessed the impact of adopting these Statements on Devon's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         Also in July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of Statement 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be fair value, defined as "the price that an entity would have to pay a willing third party of comparable credit standing to assume the liability in a current transaction other than in a forced or liquidation sale." It is expected that many companies will use a valuation technique such as expected present value to estimate fair value.

         The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and allocated to expense using a systematic and rational method.

         Devon will be required to adopt Statement 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation.

         Devon currently records estimated costs of dismantlement, removal, site reclamation, and other similar activities as part of depreciation, depletion, and amortization and does not record a separate liability for such amounts. Devon has not completed the assessment of the impact that adoption of Statement No. 143 will have on its consolidated financial statements. However, Devon expects the amounts for capitalized oil and gas property costs and asset retirement obligations will increase.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Devon's 2000 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of June 30, 2001, there have been no material changes in Devon's market risk exposure from that disclosed in the 2000 Form 10-K.

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  None

         ITEM 2.  CHANGES IN SECURITIES

                  None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Devon's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 10:00 a.m. local time, on Thursday May 17, 2001.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

         (c) Out of a total of 129,413,681 shares of Devon's common stock outstanding and entitled to vote, 116,844,380 shares were present at the meeting in person or by proxy, representing approximately 90 percent of the total outstanding. The only matter voted upon at the meeting was the election of three directors to serve on Devon's board of directors until the 2004 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                                                                     AUTHORITY
                                NOMINEE                FOR            WITHHELD
                                -------                ---           ---------
                           Thomas F. Ferguson      115,994,004        850,376
                           David M. Gavrin         116,054,793        789,587
                           Michael E. Gellert      113,178,278      3,666,102

         ITEM 5.  OTHER INFORMATION

                  None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K are as follows:

                  Exhibit
                    No.

                  10.1.2 Second Amendment to U.S. Credit Agreement dated as of June 27, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement.

                  10.2.2 Second Amendment to Canadian Credit Agreement dated as of June 27, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement.

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DEVON ENERGY CORPORATION




Date:    August 14, 2001                /s/ Danny J. Heatly
                                        ---------------------------------
                                        Danny J. Heatly
                                        Vice President - Accounting

                                INDEX TO EXHIBITS

Exhibit                                                                    Page
-------                                                                    ----
10.1.2   Second Amendment to U.S. Credit Agreement dated as of June 27, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original
         Agreement...........................................................36

10.2.2   Second Amendment to Canadian Credit Agreement dated as of June 27,
         2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement.....................................52