Form 10-K405/A
period 2000-12-31
DEVON ENERGY CORP/DE
filed 2001-12-18
CIK 1090012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
(Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED
          -------------------                          ---------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy statement for the 2001 annual meeting of stockholders - Part III

                                     PART I

ITEM 1. BUSINESS

The "International Regulations" section under Item 1 has been replaced in its entirety with the following:

         INTERNATIONAL REGULATIONS

         The oil and gas industry is subject to various types of regulation throughout the world. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, government agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Devon is unable to predict the future cost or impact of complying with such laws and regulations. The following are significant areas of regulation.

         EXPLORATION AND PRODUCTION. Devon's oil and gas concessions and permits are granted by host governments and administered by various foreign government agencies. Such foreign governments require compliance with detailed regulations and orders which regulate, among other matters, drilling and operations on areas covered by concessions and permits and calculation and disbursement of royalty payments, taxes and minimum investments to the government.

         Regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Devon's operations are also subject to regulations which may limit the number of wells or the locations at which Devon can drill.

         ENVIRONMENTAL REGULATIONS. Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Devon's exploration, development and production operations and the costs attendant thereto. In general, this consists of preparing Environmental Impact Assessments in order to receive required environmental permits to conduct drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, and spill contingency plans. In some countries, the application of worldwide standards, such as ISO 14000 governing

Environmental Management Systems, are required to be implemented for international oil and gas operations.

         Brazil has stringent environmental laws. The basic federal law governing the environment is Law No. 9.605 of February 12, 1998, which set up areas of conservation that receive federal protection. The governmental environmental agency is IBAMA, which has significant enforcement powers. Environmental Impact Studies are required to determine the impact of activities on the environment and provide ways to avoid or diminish negative effects of the project on the environment. CONAMA Resolution 23 of December 7, 1994 established licensing criteria for activities related to drilling and production. Prior to commencement of exploration activities, IBAMA or a state environmental agency inspects the equipment to be used and must grant a license; the inspection and grant of the license may cause delays in start-up of operations. In addition to federal regulations, state and local agencies may have additional jurisdiction. Damage to the environment results in strict liability to the holder of the Concession. Sanctions for violations can be civil, criminal and administrative in nature.

         GOVERNMENT TAKES AND TAXATION

         Foreign governments have been evaluating in recent years in and, in some cases, promulgating new rules and regulations regarding royalty payment obligations and taxes.

         In Brazil there are numerous taxes imposed by federal, state and municipal governments on services and equipment, which require extensive record keeping and withholdings. Among the most significant are the following: Law No.
9.779 of 1999 extended the tax for income legal entities earn with the rendering of services, technical assistance and administrative services to 25%. There is a Value Added Sales Tax (ICMS) ranging between 7% and 25% and a municipal service tax (ISS), typically paid in the place of performance, of about 5%. Excise tax
(IPI) is paid on all goods manufactured or imported into Brazil that average about 10% (see exception for imports of equipment for petroleum activities above). There are "social contribution" taxes for funding Brazil's extensive social welfare programs. COFINS, a social contribution tax charged on gross receipts, including financial and currency transactions and investments is 3%, and PIS, to fund the unemployment insurance program, is financed by the employer at 0.65% of its gross monthly receipts. Additionally, there is a severance fund contribution (FGTS). A banking tax ("CPMF") on the debit of funds from an account is charges at 0.30%.

         In Argentina Competitiveness Law No. 25,413 amended by Law 25,453 created a new tax applicable on bank credits and debits. The tax is applicable on (1) credits and debits on current accounts in financial entities subject to the Financial Entities Law; (2) the operations carried out by financial entities subject to the Financial Entities Law where the person/entity ordering the financial operation or the beneficiaries do not use the current accounts mentioned above, and (3) the movement or handing over of funds (whether owned or belonging to third parties), by any person or entity. The General Tax Rate (subject to certain tax credits) is 0.6% in the case of debits and credits. In the cases described in points 2 and 3 above, it will be deemed that said financial operations replace the corresponding debits and credits and the tax rate will be doubled.

         GOVERNMENT AUTHORIZATIONS AND FILINGS.

         Host country law and regulations in certain cases requires prior approval by the national government of any acquisition of concession and permits granting hydrocarbon rights and allowing petroleum operations to be conducted.

         In Argentina, Section 72 of Hydrocarbons Law 17,319 provides that permits and concessions granted under this law may be assigned with the prior authorization of the Government to assignees who meet the conditions required to be a concession holder. Such prior approval of the Government would be required if the permits and concessions held by Devon were transferred directly to a purchaser as assets. However, according to the past practice of the Secretariat of Energy, indirect transfers of permits and concessions by sale of the stock have not been subject to the prior approval of the Government.

         Subject to certain exemptions, Section 8 of Antitrust Law 25,156 as amended by Section 2 of National Executive Branch Decree No. 396/01, provides that the purchase of the property or any other right to shares or capital participations must be notified to the Comision Nacional de Defensa de la Competencia before execution or within a week after the transaction is closed, where the total volume of business of the participating companies exceeds US $200,000,000 in Argentina.

ITEM 2. PROPERTIES

OPERATION OF PROPERTIES

The "Gulf Division" section under Item 2. Properties, Operation of Properties has been replaced in its entirety with the following:

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

         Devon is especially optimistic about the application of Four Component
(4C) 3D seismic for both exploration and exploitation. In the West Cameron South Area, Offshore Louisiana, Devon underwrote the acquisition and processing of over 40 blocks of 4C 3D seismic due to a large producing and exploratory acreage position. A similar survey is underway in the Eugene Island area. Significant advantages accrue when oil and gas prospects and potential infield drill sites are evaluated with both conventional compressional wave (P-wave) seismic data and converted shear wave (C-wave) seismic data rather than with P-wave data only. The combination of P-wave and C-wave seismic data provides geologic insights that cannot be provided by conventional P-wave data alone. The structural picture beneath shallow gas fields becomes very clear using 4-C data sets. Salt imaging is also clarified using this technique which is extremely important in the deep Eugene Island area.

         One of the more important characteristics of C-wave data is that it will not respond to fluid in the pore spaces of rock and responds to the matrix of the rock. This was tested by Devon initially, by recording 2D 4C seismic over known shallow gas reservoirs for the response to insitu hydrocarbon. The P-wave and C-wave data were compared. The gross distortion to the P-wave from the shallow gas was not seen on the C-wave data. The large velocity pull down was not on the C-wave data and the deep structural configuration was evident. The bright spots associated with these gas accumulations on the P-wave data were not evident on the C-wave data making for an excellent discriminator for true hydrocarbon anomalies.

         This approach is currently being employed by Devon. An exploitation well is planned for the fourth quarter of this year in the WC-560 field area. The A-8 well will be drilled testing a P-wave amplitude in the D. Brouweri section that is not seen on the C-wave data. This is using the shear waves as a discriminator and indicating a probable 25 BCF gas accumulation.

         Devon is actively developing other aspects of this cutting edge technology. The stratigraphic information that is contained in C-wave data needs to be unlocked for a powerful exploration tool, and the depth to geopressured formations can be interpreted more readily from inverted C-wave data.

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

The "Overview" and "Results of Operations" sections under Item 7 have been replaced in its entirety with the following:

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

         To present the effects that Devon's merger with Santa Fe Snyder, the acquisition of PennzEnergy and Devon's drilling and development activities have had on operations during the last three years, the following statistics have been developed. This data assumes that Devon's merger with Santa Fe Snyder was closed at the beginning of 2000, but that prior year results were not restated. Thus, it compares Devon's 2000 results, including Santa Fe Snyder, to those of 1998 for Devon only, without Santa Fe Snyder. Such comparison yields the following fluctuations:

o Combined oil, gas and NGL production increased 85.0 million Boe, or 236%.

o Average combined price of oil, gas and NGL increased by $11.68 per Boe, or 108%.

o Total revenues increased $2.3 billion, or 599%.

o Net cash provided by operating activities increased $1.4 billion, or 745%. Cash margin increased $1.6 billion, or 853%.

o Net earnings increased $790.6 million.

o Earnings per share increased to $5.50 per diluted share from a loss of $1.25 per diluted share in 1998.

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

                                                                           TOTAL
                                          ---------------------------------------------------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                              2000                          1999
                                              2000          vs 1999         1999           vs 1998       1998
                                          -----------       -------       ---------        -------      -------
                                                              (ABSOLUTE AMOUNTS IN THOUSANDS)
PRODUCTION
  Oil (MBbls).......................           42,561          +34%          31,756          +24%        25,628
  Gas (MMcf)........................          426,146          +40%         304,203          +54%       198,051
  NGL (MBbls).......................            7,400          +45%           5,111          +67%         3,054
  Oil, gas and NGL (MBoe)...........          120,985          +38%          87,568          +42%        61,691

REVENUES
  Per Unit of Production:
    Oil (per Bbl)...................      $     25.35          +43%           17.67          +46%         12.10
    Gas (per Mcf)...................      $      3.49          +69%            2.06          +18%          1.75
    NGL (per Bbl)...................      $     20.87          +57%           13.30          +64%          8.09
    Oil, gas and NGL (per Boe)......      $     22.47          +57%           14.35          +30%         11.05

  Absolute:
    Oil.............................      $ 1,078,759          +92%         561,018          +81%       309,990
    Gas.............................      $ 1,485,221         +137%         627,869          +81%       347,273
    NGL.............................      $   154,465         +127%          67,985         +175%        24,715
                                          -----------                     ---------                     -------
    Oil, gas and NGL................      $ 2,718,445         +116%       1,256,872          +84%       681,978
                                          ===========                     =========                     =======

                                                                        DOMESTIC
                                          ---------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                              2000                          1999
                                              2000          vs 1999         1999           vs 1998       1998
                                          -----------       -------       ---------        -------      -------
                                                              (ABSOLUTE AMOUNTS IN THOUSANDS)
PRODUCTION
  Oil (MBbls).......................           28,562           +60%         17,822          +45%        12,257
  Gas (MMcf)........................          355,087           +61%        221,061          +82%       121,419
  NGL (MBbls).......................            6,702           +52%          4,396          +78%         2,468
  Oil, gas and NGL (MBoe)...........           94,445           +60%         59,062          +69%        34,962

REVENUES
  Per Unit of Production:
    Oil (per Bbl)...................      $     25.45           +37%          18.64          +50%         12.43
    Gas (per Mcf)...................      $      3.67           +62%           2.27          +12%          2.02
    NGL (per Bbl)...................      $     20.30           +55%          13.11          +63%          8.05
    Oil, gas and NGL (per Boe)......      $     22.95           +52%          15.10          +26%         11.94

  Absolute:
    Oil.............................      $   726,897          +119%        332,219         +118%       152,297
    Gas.............................      $ 1,304,626          +160%        501,841         +105%       245,145
    NGL.............................      $   136,048          +136%         57,610         +190%        19,871
                                          -----------                       -------                     -------
    Oil, gas and NGL................      $ 2,167,571          +143%        891,670         +114%       417,313
                                          ===========                       =======                     =======

                                                                         CANADA
                                          ---------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                              2000                          1999
                                              2000          vs 1999          1999          vs 1998        1998
                                          -----------       -------       ---------        -------      -------
                                                              (ABSOLUTE AMOUNTS IN THOUSANDS)
PRODUCTION
  Oil (MBbls).......................            4,760            (8)%         5,178           (17)%       6,257
  Gas (MMcf)........................           62,284           (15)%        73,561           +10%       67,158
  NGL (MBbls).......................              682            (3)%           700           +24%          566
  Oil, gas and NGL (MBoe)...........           15,823           (13)%        18,138            +1%       18,016

REVENUES
  Per Unit of Production:
    Oil (per Bbl)...................      $     24.46           +58%          15.51           +29%        12.07
    Gas (per Mcf)...................      $      2.71           +75%           1.55           +16%         1.34
    NGL (per Bbl)...................      $     26.51           +84%          14.39           +75%         8.20
    Oil, gas and NGL (per Boe)......      $     19.18           +70%          11.27           +20%         9.43

  Absolute:
    Oil.............................      $   116,427           +45%         80,298            +6%       75,493
    Gas.............................      $   169,032           +48%        114,128           +27%       89,828
    NGL.............................      $    18,078           +79%         10,075          +117%        4,644
                                          -----------                       -------                     -------
    Oil, gas and NGL................      $   303,537           +48%        204,501           +20%      169,965
                                          ===========                       =======                     =======

                                                                      INTERNATIONAL
                                          ---------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                              2000                          1999
                                             2000           vs 1999         1999           vs 1998        1998
                                          -----------       -------       ---------        -------      -------
                                                              (ABSOLUTE AMOUNTS IN THOUSANDS)
PRODUCTION
  Oil (MBbls).......................            9,239            +6%          8,756           +23%        7,114
  Gas (MMcf)........................            8,775            (8)%         9,581            +1%        9,474
  NGL (MBbls).......................               16            +7%             15           (25)%          20
  Oil, gas and NGL (MBoe)...........           10,717            +3%         10,368           +19%        8,713

REVENUES
  Per Unit of Production:
    Oil (per Bbl)...................      $     25.48           +50%          16.96           +47%        11.55
    Gas (per Mcf)...................      $      1.32            +6%           1.24            (5)%        1.30
    NGL (per Bbl)...................      $     21.19            +6%          20.00          +100%        10.00
    Oil, gas and NGL (per Boe)......      $     23.08           +49%          15.50           +43%        10.87

  Absolute:
    Oil.............................      $   235,435           +59%        148,501           +81%       82,200
    Gas.............................      $    11,563            (3)%        11,900            (3)%      12,300
    NGL.............................      $       339           +13%            300           +50%          200
                                          -----------                       -------                      ------
    Oil, gas and NGL................      $   247,337           +54%        160,701           +70%       94,700
                                          ===========                       =======                      ======

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

         OTHER REVENUES 2000 vs. 1999 Other revenues increased $45.1 million, or 219% in 2000. Increases in third party gas processing income of $17.4 million and interest income of $4.8 million were the primary reasons for the substantial increase in other revenues. Additionally, the 2000 period included $18.4 million of dividend income from the 7.1 million shares of Chevron Corporation common stock acquired in the 1999 PennzEnergy merger. The 1999 period included $6.7 million of dividend income on these same shares.

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

         EXPENSES The details of the changes in pre-tax expenses between 1998 and 2000 are shown in the table below.

                                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                                         2000                        1999
                                                           2000         vs 1999        1999         vs 1998    1998
                                                       ------------     -------     ----------      -------  ---------
                                                                       (ABSOLUTE AMOUNTS IN THOUSANDS)
Absolute:
  Production and operating expenses:
    Lease operating expenses..........................  $  440,780        +48%         298,807        +32%     226,561
    Transportation costs..............................      53,309        +57%          33,925        +46%      23,186
    Production taxes..................................     103,244       +131%          44,740        +80%      24,871
  Depreciation, depletion and amortization of
      oil and gas properties..........................     662,890        +70%         390,117        +69%     230,419
  Amortization of goodwill............................      41,332       +157%          16,111        N/M           --
                                                        ----------                  ----------               ---------
      Subtotal........................................   1,301,555        +66%         783,700        +55%     505,037

  Depreciation and amortization of non-oil and
    gas properties....................................      30,450        +87%          16,258        +28%      12,725
  General and administrative expenses.................      93,008        +15%          80,645        +77%      45,454
  Expenses related to mergers.........................      60,373       +259%          16,800        +28%      13,149
  Interest expense....................................     154,329        +41%         109,613       +152%      43,532
  Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt            2,408        N/M          (13,154)       N/M       16,104
  Distributions on preferred securities of
    subsidiary trust..................................          --       (100)%          6,884        (29)%      9,717
  Reduction of carrying value of oil and gas
    properties........................................          --       (100)%        476,100        +13%     422,500
                                                        ----------                  ----------               ---------
      Total...........................................  $1,642,123        +11%       1,476,846        +38%   1,068,218
                                                        ==========                  ==========               =========
Per Boe:
  Production and operating expenses:
    Lease operating expenses..........................  $     3.65         +7%            3.41         (7)%       3.67
    Transportation costs..............................        0.44        +13%            0.39         +3%        0.38

    Production taxes..................................        0.85        +67%            0.51        +28%        0.40
  Depreciation, depletion and amortization of
      oil and gas properties..........................        5.48        +23%            4.46        +19%        3.74
  Amortization of goodwill............................        0.34        +89%            0.18        N/M           --
                                                        ----------                  ----------               ---------
      Subtotal........................................       10.76        +20%            8.95         +9%        8.19

  Depreciation and amortization of non-oil and
    gas properties (1)................................        0.25        +32%            0.19        (10)%       0.21
  General and administrative expenses (1).............        0.77        (16)%           0.92        +24%        0.74
  Expenses related to prior mergers (1)...............        0.50       +163%            0.19        (10)%       0.21
  Interest expense (1)................................        1.27         +2%            1.25        +79%        0.70
  Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt (1)         0.02        N/M            (0.15)       N/M         0.26
  Distributions on preferred securities of
    subsidiary trust (1)..............................          --       (100)%           0.08        (50)%       0.16
  Reduction of carrying value of oil and gas
    properties (1)....................................          --       (100)%           5.44        (21)%       6.85
                                                        ----------                  ----------               ---------
     Total............................................  $    13.57        (20)%          16.87         (3)%      17.32
                                                        ==========                  ==========               =========

----------
(1) Though per Boe amounts for these expense items may be helpful for profitability trend analysis, these expenses are not directly attributable to production volumes.

N/M - Not meaningful.

         PRODUCTION AND OPERATING EXPENSES The details of the changes in production and operating expenses between 1998 and 2000 are shown in the table below.

                                                                            TOTAL
                                                 ----------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                                2000                     1999
                                                    2000      vs 1999         1999      vs 1998      1998
                                                 ---------    -------       --------    -------    --------
                                                              (ABSOLUTE AMOUNTS IN THOUSANDS)
Absolute:
  Recurring lease operating expenses...........  $  422,853     +45%         291,037     +33%       219,316
  Well workover expenses.......................      17,927    +131%           7,770      +7%         7,245
  Transportation costs.........................      53,309     +57%          33,925     +46%        23,186
  Production taxes.............................     103,244    +131%          44,740     +80%        24,871
                                                 ----------                ---------               --------
     Total production and operating expenses     $  597,333     +58%         377,472     +37%       274,618
                                                 ==========                =========               ========
Per Boe:
  Recurring lease operating expenses...........  $     3.50      +5%            3.32      (7)%         3.56
  Well workover expenses.......................        0.15     +67%            0.09     (18)%         0.11
  Transportation costs.........................        0.44     +13%            0.39      +3%          0.38
  Production taxes.............................        0.85     +67%            0.51     +28%          0.40
                                                 ----------                ---------               --------
     Total production and operating expenses...  $     4.94     +15%            4.31      (3)%         4.45
                                                 ==========                =========               ========

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

                                                                 TOTAL
                                        -----------------------------------------------------
                                                       YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                                      2000                 1999
                                           2000      vs 1999     1999     vs 1998     1998
                                        ----------   -------   --------   -------   --------
                                                            (IN THOUSANDS)
Gross G&A............................   $ 205,693       +37%    150,441      +57%     95,589
Capitalized G&A......................     (61,764)     +114%    (28,878)     +95%    (14,812)
Reimbursed G&A.......................     (50,921)      +24%    (40,918)     +16%    (35,323)
                                        ---------               -------              -------
    Net G&A..........................   $  93,008       +15%     80,645      +77%     45,454
                                        =========               =======              =======

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

         The increase, in absolute terms, in capitalized general and administrative expenses from 1999 to 2000 was primarily a result of the 1999 PennzEnergy and 2000 Snyder mergers. Only 4 1/2 and 7 months of expenses related to the PennzEnergy and Snyder mergers, respectively, were included in 1999.

         The increase, on a percentage basis, in capitalized general and administrative expenses from 1999 to 2000 was primarily related to an increase in acquisition, exploration and development activities from 1999 to 2000. In 1999, Santa Fe Snyder experienced capital constraints as a result of lower commodity prices. This led to a reduction in acquisition, exploration and development activities, especially as it related to its international assets. (The capital constraints were also one of the considerations in Santa Fe's decision to merge with Devon in 2000.) In 2000, with improving commodity prices and after the announcement of the merger in May 2000, more money was being spent on acquisition, exploration and development activities, overall, but especially on the international assets. This is further evidenced by the increase in capital expenditures from 1999 to 2000. Total capital expenditures were $883.4 million in 1999 compared to $1,280.1 million in 2000. International capital expenditures were $104.9 million in 1999 compared to $184.4 million in 2000. These same considerations took place in the U.S. and Canada also, though the effects were not as significant. Overall, the rising commodity prices in 2000 allowed Devon, and Santa Fe Snyder prior to its merger with Devon, to focus more resources on acquisition, exploration and development activities as compared to 1999. This increase in acquisition, exploration and development activities meant that a larger percentage of general and administrative costs specifically related to such activities were subject to capitalization.

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

                                             FIRST HALF OF 2001                       SECOND HALF OF 2001
                                      -------------------------------            ----------------------------
  DIVISION                            Mcf/DAY               PRICE/Mcf            Mcf/DAY            PRICE/Mcf
  --------                            -------               ---------            -------            ---------
  Rocky Mountain                      20,661               $     1.90            57,955             $   3.68
  Gulf                                    --               $       --            40,000             $   5.45
  Canada                              60,011               $     1.53            56,888             $   1.52

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

         INTEREST EXPENSE Future interest rates and oil, natural gas and NGL prices have a significant effect on Devon's interest expense. Approximately $1.9 billion of Devon's December 31, 2000, long-term debt balance of $2.0 billion bears interest at fixed rates. Such fixed rates remove the uncertainty of future interest rates from some, but not all, of Devon's long-term debt. Also, Devon can only marginally influence the prices it will receive in 2001 from sales of oil, natural gas and NGL and the resulting cash flow. These factors increase the margin of error inherent in estimating future interest expense. Other factors which affect interest expense, such as the amount and timing of capital expenditures, are within Devon's control. Given the uncertainty of future interest rates and commodity prices, and assuming that the fixed-rate debt remains in place throughout the year, Devon estimates that the consolidated interest expense in 2001 will be between $143 million and $146 million. Included in this estimate is $12 million of discount accretion on the debentures that are exchangeable into shares of Chevron Corporation common stock. The discount accretion is the result of the adoption of SFAS 133 effective January 1 2001.

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

                                                      DRILLING AND PRODUCTION FACILITIES EXPENDITURES (MILLIONS)
                                             ---------------------------------------------------------------------------
                                                             PERMIAN/
                                              ROCKY            MID-
                                             MOUNTAIN       CONTINENT        GULF                              OTHER
                                             DIVISION        DIVISION       DIVISION         CANADA        INTERNATIONAL
                                             ---------       ---------      ---------       ---------      -------------
Related to Proved Reserves                     $45-$55         $70-$80         $0-$10         $10-$20          $20-$30
Lower Risk/Reward Projects                     $45-$55        $90-$100      $185-$215         $40-$50        $140-$170
Higher Risk/Reward Projects                    $20-$30         $40-$50      $110-$130       $105-$125         $80-$100
                                             ---------       ---------      ---------       ---------        ---------
Total                                        $110-$140       $200-$230      $295-$355       $155-$195        $240-$300
                                             =========       =========      =========       =========        =========

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULES

                                                                                                           Page
                                                                                                           ----
Independent Auditors' Reports.............................................................................   30

Consolidated Financial Statements:
    Consolidated Balance Sheets
      December 31, 2000, 1999, and 1998...................................................................   33

    Consolidated Statements of Operations
      Years Ended December 31, 2000, 1999, and 1998.......................................................   34

    Consolidated Statements of Stockholders' Equity
      Years Ended December 31, 2000, 1999, and 1998.......................................................   35

    Consolidated Statements of Cash Flows
      Years Ended December 31, 2000, 1999, and 1998.......................................................   36

    Notes to Consolidated Financial Statements
      December 31, 2000, 1999, and 1998...................................................................   37

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

                                               /s/ DELOITTE & TOUCHE LLP
                                               -------------------------
                                                   Deloitte & Touche LLP
                                                   Chartered Accountants

         Calgary, Alberta
         Canada
         January 20, 1999

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                            ------------------------------------------------
                                                                2000              1999              1998
                                                            ------------      ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                               $    228,050           173,167            31,254
    Accounts receivable                                          598,248           316,005           137,058
    Inventories                                                   47,272            38,941            21,750
    Deferred income taxes                                          8,979             4,886               605
    Investments and other current assets                          51,588            57,295            35,981
                                                            ------------      ------------      ------------
        Total current assets                                     934,137           590,294           226,648
                                                            ------------      ------------      ------------
Property and equipment, at cost, based on the full
  cost method of accounting for oil and gas properties
  ($315,260, $301,185 and $213,577 excluded from
  amortization in 2000, 1999 and 1998, respectively)           9,709,352         8,592,010         4,854,211
    Less accumulated depreciation, depletion and
        amortization                                           4,799,816         4,168,590         3,230,683
                                                            ------------      ------------      ------------
                                                               4,909,536         4,423,420         1,623,528
Investment in Chevron Corporation common stock,
  at fair value                                                  598,867           614,382                --
Deferred income taxes                                                 --                --            54,381
Goodwill, net of amortization                                    289,489           322,800                --
Other assets                                                     128,449           145,464            25,980
                                                            ------------      ------------      ------------
        Total assets                                        $  6,860,478         6,096,360         1,930,537
                                                            ============      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade                                                    320,713           266,825           155,377
        Revenues and royalties due to others                     116,481            67,330            20,608
    Income taxes payable                                          65,674            12,587             1,200
    Accrued interest payable                                      23,191            28,370             5,588
    Merger related expenses payable                               52,421            35,704             7,882
    Accrued expenses                                              50,507            56,528            29,201
                                                            ------------      ------------      ------------
        Total current liabilities                                628,987           467,344           219,856
                                                            ------------      ------------      ------------
Other liabilities                                                164,469           241,782            71,947
Debentures exchangeable into shares of Chevron
  Corporation common stock                                       760,313           760,313                --
Other long-term debt                                           1,288,523         1,656,208           735,871
Deferred revenue                                                 113,756           104,800             3,600
Deferred income taxes                                            626,826           344,593                --
Company-obligated mandatorily redeemable convertible
  preferred securities of subsidiary trust holding
  solely 6.5% convertible junior subordinated
  debentures of Devon Energy Corporation                              --                --           149,500
Stockholders' equity:
    Preferred stock of $1.00 par value ($100
        liquidation value) Authorized
        4,500,000 shares; issued 1,500,000 in 2000 and             1,500             1,500                --
          1999 and none in 1998
    Common stock of $.10 par value
        Authorized 400,000,000 shares; issued
          128,638,000 in 2000, 126,323,000 in 1999 and
          70,909,000 in 1998                                      12,864            12,632             7,090
    Additional paid-in capital                                 3,563,994         3,491,828         1,523,944
    Retained earnings (accumulated deficit)                     (214,708)         (908,598)         (737,009)
    Accumulated other comprehensive loss                         (85,397)          (65,242)          (35,962)
    Unamortized restricted stock awards                             (649)               --            (1,500)
    Treasury stock, at cost: 330,000 shares in 1999 and
      176,000 shares in 1998                                          --           (10,800)           (6,800)
                                                            ------------      ------------      ------------
        Total stockholders' equity                             3,277,604         2,521,320           749,763
                                                            ------------      ------------      ------------
Commitments and contingencies (Notes 12 and 13)
        Total liabilities and stockholders' equity          $  6,860,478         6,096,360         1,930,537
                                                            ============      ============      ============

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2000             1999              1998
                                                               ------------     ------------      ------------
REVENUES
   Oil sales                                                   $  1,078,759          561,018           309,990
   Gas sales                                                      1,485,221          627,869           347,273
   Natural gas liquids sales                                        154,465           67,985            24,715
   Other                                                             65,658           20,596            24,248
                                                               ------------     ------------      ------------
      Total revenues                                              2,784,103        1,277,468           706,226
                                                               ------------     ------------      ------------

COSTS AND EXPENSES
   Lease operating expenses                                         440,780          298,807           226,561
   Transportation costs                                              53,309           33,925            23,186
   Production taxes                                                 103,244           44,740            24,871
   Depreciation, depletion and amortization of property
      and equipment                                                 693,340          406,375           243,144
   Amortization of goodwill                                          41,332           16,111                --
   General and administrative expenses                               93,008           80,645            45,454
   Expenses related to mergers                                       60,373           16,800            13,149
   Interest expense                                                 154,329          109,613            43,532
   Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt                     2,408          (13,154)           16,104
   Distributions on preferred securities of
     subsidiary trust                                                    --            6,884             9,717
   Reduction of carrying value of oil and gas properties                 --          476,100           422,500
                                                               ------------     ------------      ------------
      Total costs and expenses                                    1,642,123        1,476,846         1,068,218
                                                               ------------     ------------      ------------
Earnings (loss) before income tax expense (benefit)
   and extraordinary item                                         1,141,980         (199,378)         (361,992)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                          130,793           23,056            (3,713)
   Deferred                                                         280,845          (72,490)         (122,394)
                                                               ------------     ------------      ------------
      Total income tax expense (benefit)                            411,638          (49,434)         (126,107)
                                                               ------------     ------------      ------------
Earnings (loss) before extraordinary item                           730,342         (149,944)         (235,885)

Extraordinary loss                                                       --           (4,200)               --
                                                               ------------     ------------      ------------
Net earnings (loss)                                                 730,342         (154,144)         (235,885)

Preferred stock dividends                                             9,735            3,651                --
                                                               ------------     ------------      ------------
Net earnings (loss) applicable to common shareholders          $    720,607         (157,795)         (235,885)
                                                               ============     ============      ============
Net earnings (loss) per average common share outstanding:
      Before extraordinary loss:
         Basic                                                 $       5.66            (1.64)            (3.32)
                                                               ============     ============      ============
         Diluted                                               $       5.50            (1.64)            (3.32)
                                                               ============     ============      ============
      After extraordinary loss:
         Basic                                                 $       5.66            (1.68)            (3.32)
                                                               ============     ============      ============
         Diluted                                               $       5.50            (1.68)            (3.32)
                                                               ============     ============      ============
      Weighted average common shares outstanding:
          Basic                                                     127,421           93,653            70,948
                                                               ============     ============      ============
          Diluted                                                   131,730           99,313            76,932
                                                               ============     ============      ============

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    ACCUMU-
                                                                         RETAINED    LATED     UNAMOR-
                                                                         EARNINGS    OTHER      TIZED                   TOTAL
                                          PREFER-            ADDITIONAL  (ACCUMU-   COMPRE-   RESTRICTED                STOCK-
                                            RED      COMMON   PAID-IN     LATED     HENSIVE     STOCK      TREASURY     HOLDERS'
                                           STOCK     STOCK    CAPITAL    DEFICIT)    LOSS       AWARDS      STOCK       EQUITY
                                         ---------   ------  ----------  --------   -------   ----------   --------   ----------
Balance as of December 31, 1997          $      --    7,077   1,521,128  (493,246)  (27,113)        (700)      (600)   1,006,546

Comprehensive loss:
  Net loss                                      --       --          --  (235,885)       --           --         --     (235,885)
  Other comprehensive loss, net of tax:
     Foreign currency translation
       adjustments                              --       --          --        --    (8,130)          --         --       (8,130)
     Minimum pension liability
       adjustment                               --       --          --        --      (719)          --         --         (719)
                                                                                                                      ----------
     Other comprehensive loss                   --       --          --        --        --           --         --       (8,849)
                                                                                                                      ----------
  Comprehensive loss                                                                                                    (244,734)

Stock issued                                    --       13       2,816      (600)       --       (2,600)     5,400        5,029
Stock repurchased                               --       --          --        --        --           --    (11,600)     (11,600)
Dividends on common stock                       --       --          --    (7,278)       --           --         --       (7,278)
Amortization of restricted stock awards         --       --          --        --        --        1,800         --        1,800
                                         ---------   ------  ----------  --------   -------   ----------   --------   ----------
Balance as of December 31, 1998                 --    7,090   1,523,944  (737,009)  (35,962)      (1,500)    (6,800)     749,763

Comprehensive loss:
  Net loss                                      --       --          --  (154,144)       --           --         --     (154,144)
  Other comprehensive loss, net of tax:
     Foreign currency translation
       adjustments                              --       --          --        --     7,517           --         --        7,517
     Minimum pension liability
       adjustment                               --       --          --        --      (241)          --         --         (241)
     Unrealized losses on marketable
       securities                               --       --          --        --   (36,556)          --         --      (36,556)
                                                                                                                      ----------
     Other comprehensive loss                   --       --          --        --        --           --         --      (29,280)
                                                                                                                      ----------
  Comprehensive loss                                                                                                    (183,424)

Stock issued                                 1,500    5,542   1,966,930    (1,100)       --         (100)     7,600    1,980,372
Stock repurchased                               --       --          --        --        --           --    (11,600)     (11,600)
Tax benefit related to employee
  stock options                                 --       --         954        --        --           --         --          954
Dividends on common stock                       --       --          --   (12,694)       --           --         --      (12,694)
Dividends on preferred stock                    --       --          --    (3,651)       --           --         --       (3,651)
Amortization of restricted stock awards         --       --          --        --        --        1,600         --        1,600
                                         ---------   ------  ----------  --------   -------   ----------   --------   ----------
Balance as of December 31, 1999              1,500   12,632   3,491,828  (908,598)  (65,242)          --    (10,800)   2,521,320

Comprehensive income:
  Net income                                    --       --          --   730,342        --           --         --      730,342
  Other comprehensive loss, net of tax:
     Foreign currency translation
       adjustments                              --       --          --        --   (10,213)          --         --      (10,213)
     Minimum pension liability
       adjustment                               --       --          --        --       822           --         --          822
     Unrealized losses on marketable
       securities                               --       --          --        --   (10,764)          --         --      (10,764)
                                                                                                                      ----------
     Other comprehensive loss                   --       --          --        --        --           --         --      (20,155)
                                                                                                                      ----------
  Comprehensive income:                                                                                                  710,187

Stock issued                                    --      232      69,163    (4,497)       --           --     21,499       86,397
Stock repurchased                               --       --          --        --        --      (10,699)   (10,699)
Tax benefit related to employee stock
  options                                       --       --       3,003        --        --           --         --        3,003
Dividends on common stock                       --       --          --   (22,220)       --           --         --      (22,220)
Dividends on preferred stock                    --       --          --    (9,735)       --           --         --       (9,735)
Grant of restricted stock awards                --       --          --        --        --       (5,217)        --       (5,217)
Forfeiture of restricted stock awards           --       --          --        --        --          129         --          129
Amortization of restricted stock awards         --       --          --        --        --        4,439         --        4,439
                                         ---------   ------  ----------  --------   -------   ----------   --------   ----------
Balance as of December 31, 2000          $   1,500   12,864   3,563,994  (214,708)  (85,397)        (649)        --    3,277,604
                                         =========   ======  ==========  ========   =======   ==========   ========   ==========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                               2000              1999              1998
                                                                           ------------      ------------      ------------
      CASH FLOWS FROM OPERATING ACTIVITIES
           Net earnings (loss)                                             $    730,342          (154,144)         (235,885)
           Adjustments to reconcile net earnings (loss) to net cash
              provided by operating activities:
                 Depreciation, depletion and amortization of property
                    and equipment                                               693,340           406,375           243,144
                 Amortization of goodwill                                        41,332            16,111                --
                 Accretion of interest on zero-coupon convertible
                    senior debentures                                             6,950                --                --
                 Amortization of (premiums) discounts on other
                    long-term debt, net                                          (3,781)             (728)              100
                 Deferred effect of changes in foreign currency
                    exchange rate on subsidiary's long-term debt                  2,408           (13,154)           16,104
                 Reduction of carrying value of oil and gas properties               --           476,100           422,500
                 (Gain) loss on sale of assets                                     (683)            4,778              (264)
                 Deferred income tax expense (benefit)                          280,845           (72,490)         (122,394)
                 Other                                                            3,849             2,100             4,801
                 Changes in assets and liabilities, net of effects of
                    acquisitions of businesses:
                       (Increase) decrease in:
                           Accounts receivable                                 (283,787)          (92,416)           30,760
                           Inventories                                           (8,322)           (8,514)           (1,427)
                           Prepaid expenses                                       5,825            (4,418)           (7,751)
                           Other assets                                           3,812           (36,673)           17,230
                       Increase (decrease) in:
                           Accounts payable                                      98,912           (22,495)          (19,439)
                           Income taxes payable                                  60,548           (19,318)          (10,426)
                           Accrued expenses                                       3,104           (38,387)            1,000
                           Deferred revenue                                       7,954            90,700              (100)
                           Long-term other liabilities                          (23,616)           (1,099)           (3,482)
                                                                           ------------      ------------      ------------
                       Net cash provided by operating activities              1,619,032           532,328           334,471
                                                                           ------------      ------------      ------------
      CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from sale of property and equipment                         101,531           114,384            64,997
           Proceeds from sale of investments                                     12,781                --            42,584
           Capital expenditures                                              (1,280,132)         (883,420)         (712,812)
           (Increase) decrease in other assets                                   (7,581)              719            (2,029)
                                                                           ------------      ------------      ------------
                       Net cash used in investing activities                 (1,173,401)         (768,317)         (607,260)
                                                                           ------------      ------------      ------------
      CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from borrowings of long-term debt, net of issuance
               costs                                                          2,580,086         1,944,417         1,506,220
           Principal payments on long-term debt                              (2,951,711)       (2,089,109)       (1,242,013)
           Issuance of common stock, net of issuance costs                       51,550           530,232             4,429
           Retirement of preferred securities of subsidiary trust                    --               (50)               --
           Repurchase of common stock                                           (10,699)          (11,600)          (11,600)
           Issuance of treasury stock                                            24,937             6,200                --
           Dividends paid on common stock                                       (22,220)          (12,694)           (7,278)
           Dividends paid on preferred stock                                     (9,735)           (3,651)               --
           (Decrease) increase in long-term other liabilities                   (51,779)           13,453             6,760
                                                                           ------------      ------------      ------------
                       Net cash (used in) provided by financing
                           activities                                          (389,571)          377,198           256,518
                                                                           ------------      ------------      ------------
      Effect of exchange rate changes on cash                                    (1,177)              704              (140)
                                                                           ------------      ------------      ------------
      Net increase (decrease) in cash and cash equivalents                       54,883           141,913           (16,411)
      Cash and cash equivalents at beginning of year                            173,167            31,254            47,665
                                                                           ------------      ------------      ------------
      Cash and cash equivalents at end of year                             $    228,050           173,167            31,254
                                                                           ============      ============      ============

See accompanying notes to consolidated financial statements.

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

Property and Equipment

         Devon follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by Devon for its own account, and which are not related to production, general corporate overhead or similar activities are also capitalized. For the years 2000, 1999 and 1998, such internal costs capitalized totaled $61.8 million, $28.9 million and $14.8 million, respectively.

         Unproved properties are excluded from amortized capitalized costs until it is determined whether or not proved reserves can be assigned to such properties. Devon assesses its unproved properties for impairment annually.

          Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved oil, natural gas and natural gas liquids reserves. Such limitations are imposed separately on a country-by-country basis. Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil. Depletion is calculated using the capitalized costs plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, and the estimated dismantlement and abandonment costs, net of estimated salvage values. No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

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

                                                               NET EARNINGS           WEIGHTED
                                                                APPLICABLE             AVERAGE             NET
                                                                 TO COMMON          COMMON SHARES       EARNINGS
                                                               STOCKHOLDERS          OUTSTANDING        PER SHARE
                                                               ------------         -------------       ---------
                                                                        (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
Basic earnings per share                                         $720,607               127,421           $5.66

Dilutive effect of:
       Potential common shares issuable upon conversion
       of senior convertible debentures (the increase in net
       earnings is net of income tax expense of $2,755,000)         4,309                 2,248

       Potential common shares issuable upon the exercise
       of outstanding stock options                                    --                 2,061
                                                               ----------              --------
Diluted earnings per share                                     $  724,916               131,730           $5.50
                                                               ==========              ========           =====

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

         Devon issued approximately 21.5 million shares of its common stock to the former stockholders of PennzEnergy. In addition, Devon assumed long-term debt and other obligations totaling approximately $2.3 billion on August 17, 1999. The calculation of the total purchase price and the allocation to assets and liabilities as of August 17, 1999, are shown below. Devon has sold certain of the assets acquired. Generally, the proceeds from such sales reduced the carrying value of oil and gas properties.

                                                                            (IN THOUSANDS,
                                                                          EXCEPT SHARE PRICE)
                                                                          -------------------
         Calculation and allocation of purchase price:
             Shares of Devon common stock issued to PennzEnergy
               stockholders                                                        21,501
             Average Devon stock price                                       $      33.40
                                                                             ------------
             Fair value of common stock issued                               $    718,177
             Plus preferred stock assumed by Devon                                150,000
             Plus estimated merger costs incurred                                  71,545
             Plus fair value of PennzEnergy employee stock options
               assumed by Devon                                                    18,295
             Less stock registration and issuance costs incurred                   (4,985)
                                                                             ------------
         Total purchase price                                                     953,032

         Plus fair value of liabilities assumed by Devon:
              Current liabilities                                                 200,708
              Debentures exchangeable into Chevron Corporation
                 common stock                                                     760,313
              Other long-term debt                                                838,792
              Other long-term liabilities                                         158,988
                                                                             ------------
                                                                                2,911,833
         Less fair value of non oil and gas assets acquired by Devon:
              Current assets                                                      109,769
              Non oil and gas properties                                           31,412
              Investment in common stock of Chevron Corporation                   676,441
              Other assets                                                         81,945
                                                                             ------------
         Fair value allocated to oil and gas properties, including $83.3
             million of undeveloped leasehold                                $  2,012,266
                                                                             ============

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

                                                                                       (IN THOUSANDS,
                                                                                     EXCEPT SHARE PRICE)
                                                                                     -------------------
Calculation and allocation of purchase price:
     Shares of Santa Fe common stock issued to Snyder
          stockholders, as adjusted for the Devon-Santa Fe Snyder pooling                      15,130

     Average Santa Fe stock price, as adjusted for the Devon-Santa Fe Snyder pooling     $      27.24
                                                                                         ------------
     Fair value of common stock issued                                                   $    412,092
     Plus estimated merger costs incurred                                                       1,485
                                                                                         ------------

Total purchase price                                                                          413,577

Plus fair value of liabilities assumed:
     Current liabilities                                                                       55,118
     Long-term debt                                                                           219,001
     Other long-term liabilities                                                               26,254
                                                                                         ------------
                                                                                              713,950
Less fair value of non oil and gas assets acquired:
      Current assets                                                                           16,755
      Other assets                                                                             37,211
                                                                                         ------------
      Fair value allocated to oil and gas properties, including $14.7 million
          of undeveloped leasehold                                                       $    659,984
                                                                                         ============

         Additionally, $135.4 million was added to oil and gas properties for deferred taxes created as a result of the Snyder merger. Due to the tax-free nature of the merger, Santa Fe's tax basis in the assets acquired and liabilities assumed were the same as Snyder's tax basis. The $135.4 million of deferred taxes recorded represent the deferred tax effect of the differences between the fair values assigned by Santa Fe for financial reporting purposes to the former Snyder assets and liabilities and their bases for income tax purposes.

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

         The pro forma information does not include the effect of Devon's issuance of 10.3 million shares of common stock as if such shares had been issued on January 1, 1998. (See Note 10 for additional information on this issuance of shares of common stock.)

         The following should be considered in connection with the pro forma financial information presented:

         o Expected annual cost savings of $30 to $35 million related to the Santa Fe Snyder merger and $50 to $60 million related to the PennzEnergy merger have not been reflected as an adjustment to the historical data in preparing the following pro forma information. These cost savings are expected to result from the consolidation of the corporate headquarters of Devon, Santa Fe Snyder and PennzEnergy and the elimination of duplicate staff and expenses. Some of the cost savings related to the Santa Fe Snyder merger involve items that, under the full cost method of accounting, are capitalized rather than expensed in the consolidated financial statements. Therefore, not all of the

                  $30 to $35 million of expected savings will result in reductions to expenses as reported in the accompanying consolidated statements of operations.

         o The 1999 pro forma results include a gain of $46.7 million ($29.8 million after-tax) from PennzEnergy's pre-merger sale of land, timber and mineral rights in Pennsylvania and New York.

         o In 1998, PennzEnergy realized pretax gains on the sale and exchange of Chevron Corporation common stock of $203.1 million. This gain is included in the 1998 pro forma financial information presented in the following table. The pro forma financial information also includes the related $207.0 million after-tax extraordinary loss resulting from the early extinguishment of debt.

         o The 1999 pro forma financial information includes a $4.2 million extraordinary loss recorded by Santa Fe Snyder. This loss related to the early extinguishment of debt.

         o The 1998 pro forma results include $24.3 million of nonrecurring general and administrative expenses in connection with the spin-off of Pennzoil-Quaker State Company on December 30, 1998.

         o The 1999 and 1998 pro forma results include reductions of the carrying value of oil and gas properties of $476.1 million and $422.5 million, respectively. The after-tax effect of these reductions, which were due to the full cost ceiling limitation, were $309.7 million in 1999 and $280.8 million in 1998.

                                                                               PRO FORMA INFORMATION
                                                                              YEAR ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                              1999              1998
                                                                          ------------      ------------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT
                                                                                 PER SHARE AMOUNTS)
  REVENUES
      Oil sales                                                           $    702,477           487,218
      Gas sales                                                                806,337           802,785
      Natural gas liquids sales                                                 93,829            71,726
      Other                                                                     87,453           306,103
                                                                          ------------      ------------
              Total revenues                                                 1,690,096         1,667,832
                                                                          ------------      ------------
  COSTS AND EXPENSES
      Lease operating expenses                                                 409,555           444,617
      Production taxes                                                          53,506            44,548
      Depreciation, depletion and amortization of property
          and equipment                                                        665,865           723,908
      Amortization of goodwill                                                  46,321            52,637
      General and administrative expenses                                      147,028           177,678
      Expenses related to prior mergers                                         16,800            13,149
      Interest expense                                                         196,990           206,421
      Deferred effect of changes in foreign currency exchange rate on
          subsidiary's long-term debt                                          (13,154)           16,104
      Distributions on preferred securities of subsidiary trust                  6,884             9,717
      Reduction of carrying value of oil and gas properties                    476,100           422,500
                                                                          ------------      ------------
              Total costs and expenses                                       2,005,895         2,111,279
                                                                          ------------      ------------
  Earnings (loss) before income tax expense (benefit) and                     (315,799)         (443,447)
       extraordinary item

  INCOME TAX EXPENSE (BENEFIT)
      Current                                                                   23,261            (1,076)
      Deferred                                                                (107,680)         (121,131)
                                                                          ------------      ------------
          Total income tax expense (benefit)                                   (84,419)         (122,207)
                                                                          ------------      ------------
  Loss before extraordinary item                                              (231,380)         (321,240)
  Extraordinary loss                                                            (4,200)         (206,963)
                                                                          ------------      ------------
  Net loss                                                                    (235,580)         (528,203)

  Preferred stock dividends                                                      9,736             5,625
                                                                          ------------      ------------
  Net loss applicable to common stockholders                              $   (245,316)         (533,828)
                                                                          ============      ============
  Net loss before extraordinary item per average common
      share outstanding - basic and diluted                               $      (2.20)            (3.04)
                                                                          ============      ============
  Net loss per average common share
      outstanding - basic and diluted                                     $      (2.24)            (4.97)
                                                                          ============      ============

  Weighted average common shares outstanding - basic                           109,656           107,371
                                                                          ============      ============

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

         The 1999 PennzEnergy merger and Snyder merger involved non-cash consideration as presented below:

                                                                    1999
                                                              --------------
                                                              (IN THOUSANDS)
             Value of common stock issued                     $   1,130,269
             Value of preferred stock issued                        150,000
             Employee stock options assumed                          18,295
             Liabilities assumed                                  2,259,174
             Deferred tax liability created                         474,306
                                                               ------------
             Fair value of assets acquired with
                non-cash consideration                        $   4,032,044
                                                              =============


         During the fourth quarter of 1999, substantially all of the 6.5% Trust Convertible Preferred Securities were converted to Devon common stock (see Note
9).

5. ACCOUNTS RECEIVABLE

         The components of accounts receivable included the following:

                                                           DECEMBER 31,
                                         ------------------------------------------------
                                             2000              1999              1998
                                         ------------      ------------      ------------
                                                       (IN THOUSANDS)
   Oil, gas and natural gas liquids
       revenue accruals                  $    438,304           218,462            74,660
   Joint interest billings                    122,778            66,658            33,136
   Other                                       41,013            34,585            31,262
                                         ------------      ------------      ------------
                                              602,095           319,705           139,058
   Allowance for doubtful accounts             (3,847)           (3,700)           (2,000)
                                         ------------      ------------      ------------
   Net accounts receivable               $    598,248           316,005           137,058
                                         ============      ============      ============

6. PROPERTY AND EQUIPMENT

         Property and equipment included the following:

                                                                     DECEMBER 31,
                                                   ------------------------------------------------
                                                       2000              1999              1998
                                                   ------------      ------------      ------------
                                                                    (IN THOUSANDS)
Oil and gas properties:
   Subject to amortization                         $  9,169,593         8,125,886         4,584,676
   Not subject to amortization:
   Acquired in 2000                                      74,164                --                --
   Acquired in 1999                                     122,431           134,966                --
   Acquired in 1998                                      44,833            56,922            65,702
   Acquired prior to 1998                                73,832           109,297           147,875
   Accumulated depreciation, depletion
     and amortization                                (4,752,670)       (4,129,824)       (3,204,775)
                                                   ------------      ------------      ------------
       Net oil and gas properties                     4,732,183         4,297,247         1,593,478
                                                   ------------      ------------      ------------
Other property and equipment                            224,499           164,939            55,958
Accumulated depreciation and amortization               (47,146)          (38,766)          (25,908)
                                                   ------------      ------------      ------------
       Net other property and equipment                 177,353           126,173            30,050
                                                   ------------      ------------      ------------
Property and equipment, net of accumulated
   depreciation, depletion and amortization        $  4,909,536         4,423,420         1,623,528
                                                   ============      ============      ============

         The costs not subject to amortization relate to unproved properties, none of which are individually significant. Subject to industry conditions, evaluation of these properties is expected to be completed within five years.

         Depreciation, depletion and amortization of property and equipment consisted of the following components:

                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                              2000             1999           1998
                                                          ------------     ------------    ------------
                                                                          (IN THOUSANDS)
Depreciation, depletion and amortization
  of oil and gas properties                               $    662,890          390,117          230,419
Depreciation and amortization of other
  property and equipment                                        22,974           13,660           12,564
Amortization of other assets                                     7,476            2,598              161
                                                          ------------     ------------     ------------

    Total expense                                         $    693,340          406,375          243,144
                                                          ============     ============     ============

7. LONG-TERM DEBT AND RELATED EXPENSES

         A summary of Devon's long-term debt is as follows:

                                                                         DECEMBER 31,
                                                       ------------------------------------------------
                                                           2000              1999             1998
                                                       ------------      ------------      ------------
                                                                         (IN THOUSANDS)
Borrowings under credit facilities with banks          $    146,652           645,141           411,271
Debentures exchangeable into shares of
Chevron Corporation common stock
     4.90% due August 15, 2008                              443,807           443,807                --
     4.95% due August 15, 2008                              316,506           316,506                --
Zero coupon convertible senior debentures
     exchangeable into shares of Devon
     Energy Corp. common stock, 3.875% due
     June 27, 2020                                          359,689                --                --
Other debentures:
     10.25% due November 1, 2005                            250,000           250,000                --
     10.125% due November 15, 2009                          200,000           200,000                --
     11.00% due May 15, 2004                                     --                --           100,000
     Premium (discount) on debentures                        33,375            37,467              (400)
Senior notes:
     8.05% due June 15, 2004                                124,881           125,000                --
     6.76% due July 19, 2005                                     --            75,000            75,000
     8.75% due June 15, 2007                                175,000           175,000                --
     6.79% due March 2, 2009                                     --           150,000           150,000
     Discount on notes                                       (1,074)           (1,400)               --
                                                       ------------      ------------      ------------
                                                          2,048,836         2,416,521           735,871
Less amount classified as current                                --                --                --
                                                       ------------      ------------      ------------
Long-term debt                                         $  2,048,836         2,416,521           735,871
                                                       ============      ============      ============

         Maturities of long-term debt as of December 31, 2000, excluding the $32.3 million of premiums net of discounts, are as follows (in thousands):

                2001                                  $          --
                2002                                          7,333
                2003                                          7,333
                2004                                        132,213
                2005                                        257,332
                2006 and thereafter                       1,612,324
                                                      -------------
                Total                                 $   2,016,535
                                                      =============

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

Senior Notes

         In connection with the Snyder merger, Devon assumed Snyder's $175 million of 8.75% notes due in 2007. The notes are redeemable by Devon on or after June 15, 2002, initially at 104.375% of principal and at prices declining to 100% of principal on or after June 15, 2005. The notes are general unsecured obligations of Devon. In June 1999, Devon issued $125.0 million of 8.05% notes due 2004. The notes were issued for 98.758% of face value and Devon received total proceeds of $121.6 million after deducting related costs and expenses of $1.9 million. The notes, which mature June 15, 2004, are redeemable, upon not less than thirty nor more than sixty days notice, as a whole or in part, at the option of Devon at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the applicable make-whole premium as determined by an independent investment banker and (iii) accrued and unpaid interest. The notes are general unsecured obligations of Devon. The indentures for these notes include covenants that restrict the ability of Devon SFS Operating, Inc., a wholly-owned subsidiary of Devon, to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock.

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

Interest Expense

         Following are the components of interest expense for the years 2000, 1999 and 1998:

                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                       2000            1999            1998
                                                    ----------      ----------      ----------
                                                                  (IN THOUSANDS)
        Interest based on debt outstanding          $  157,028         108,064          43,114
        Amortization of debt premium, net               (3,781)         (1,328)             --
        Facility and agency fees                         2,696           1,930             932
        Amortization of capitalized loan costs           1,467           1,583             556
        Capitalized interest                            (3,239)         (1,925)         (1,100)
        Other                                              158           1,289              30
                                                    ----------      ----------      ----------
        Total interest expense                      $  154,329         109,613          43,532
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

8. INCOME TAXES

         At December 31, 2000, Devon had the following carryforwards available to reduce future income taxes:

                                                   YEARS OF            CARRYFORWARD
        TYPES OF CARRYFORWARD                     EXPIRATION              AMOUNTS
                                                  ----------           ------------
                                                                      (IN THOUSANDS)
            Net operating loss - U.S. federal     2008 - 2014          $    344,038
            Net operating loss - various states   2002 - 2014          $     37,357
            Net operating loss - Canada           2001 - 2007          $      2,180
            Minimum tax credits                    Indefinite          $     84,991

        All of the carryforward amounts shown above have been utilized for financial purposes to reduce deferred taxes.

        The earnings (loss) before income taxes and the components of income tax expense (benefit) for the years 2000, 1999 and 1998 were as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
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
                                                          ==========     ==========      ==========

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to earnings (loss) before income taxes as a result of the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             2000           1999           1998
                                                          ----------     ----------     ----------
         U.S. statutory tax (benefit) rate                        35%           (35)%          (35)%
         Benefit from disposition of certain
              foreign assets                                     (11)            --             --
         Non-deductible expenses                                   3              3              3
         Nonconventional fuel source credits                      (2)            (3)            (1)
         State income taxes                                        2              1             (1)
         Taxation on foreign operations                            5              7              2
         Other                                                     4              2             (3)
                                                          ----------     ----------     ----------
         Effective income tax (benefit) rate                      36%           (25)%          (35)%
                                                          ==========     ==========     ==========

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2000, 1999 and 1998 are presented below:

                                                                      DECEMBER 31,
                                                       ------------------------------------------
                                                          2000            1999            1998
                                                       ----------      ----------      ----------
                                                                     (IN THOUSANDS)
      Deferred tax assets:
         Net operating loss carryforwards              $  122,843         207,322          48,418
         Minimum tax credit carryforwards                  84,991          88,447          16,900
         Production payments                                   --          21,527          19,105
         Long-term debt                                    17,176          17,583              --
         Other                                             95,283          50,618          20,388
                                                       ----------      ----------      ----------
            Total gross deferred tax assets               320,293         385,497         104,811
            Less valuation allowance                          100             100             100
                                                       ----------      ----------      ----------
            Net deferred tax assets                       320,193         385,397         104,711
                                                       ----------      ----------      ----------
      Deferred tax liabilities:
         Property and equipment, principally due
            to differences in depreciation, and
            the expensing of intangible drilling
            costs for tax purposes                       (687,473)       (500,156)        (49,256)
         Chevron Corporation common stock                (166,596)       (172,631)             --
         Other                                            (83,971)        (31,789)           (469)
                                                       ----------      ----------      ----------
         Total deferred tax liabilities                  (938,040)       (704,576)        (49,725)
                                                       ----------      ----------      ----------
               Net deferred tax (liability) asset      $ (617,847)       (319,179)         54,986
                                                       ==========      ==========      ==========

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

         The exercise price of stock options granted under the 1997 Plan may not be less than the estimated fair market value of the stock at the date of grant, plus 10% if the grantee owns or controls more than 10% of the total voting stock of Devon prior to the grant. Options granted are exercisable during a period established for each grant, which period may not exceed 10 years from the date of grant. Under the 1997 Plan, the grantee must pay the exercise price in cash or in Common Stock, or a combination thereof, at the time that the option is exercised. The 1997 Plan is administered by a committee comprised of non-management members of the Board of Directors. The 1997 Plan expires on April 25, 2007. As of December 31, 2000, there were

3,306,329 options outstanding under the 1997 Plan. There were 6,225,949 options available for future grants as of December 31, 2000.

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

                                                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                                  ------------------------------          ----------------------------
                                                                                                              WEIGHTED
                                                                                                               AVERAGE
                                                    NUMBER              EXERCISE            NUMBER            EXERCISE
                                                  OUTSTANDING             PRICE           EXERCISABLE          PRICE
                                                  -----------           --------          -----------         --------
   Balance at December 31, 1997                    4,405,560            $ 31.564           2,744,115          $ 29.717
                                                                                           =========          ========
       Options granted                             1,652,789            $ 34.262
       Options exercised                            (187,953)           $ 23.943
       Options forfeited                            (349,740)           $ 35.326
                                                  ----------
   Balance at December 31, 1998                    5,520,656            $ 31.768           4,079,125          $ 30.479
                                                                                           =========          ========
       Options granted                             1,564,108            $ 31.736
       Options assumed in the
         PennzEnergy merger                        2,081,894            $ 55.643
       Options assumed in the Snyder merger          979,220            $ 35.182
       Options exercised                          (1,139,231)           $ 28.509
       Options forfeited                            (452,746)           $ 36.369
                                                  ----------
   Balance at December 31, 1999                    8,553,901            $ 38.202           7,063,983          $ 39.547
                                                                                           =========          ========
       Options granted                             1,624,800            $ 51.430
       Options exercised                          (2,488,756)           $ 33.106
       Options forfeited                            (333,991)           $ 60.354
                                                  ----------
   Balance at December 31, 2000                    7,355,954            $ 41.843           6,024,796          $ 40.718
                                                  ==========                               =========          ========

         The weighted average fair values of options granted during 2000, 1999 and 1998 were $28.73, $12.80 and $13.44, respectively. The fair value of each option grant was estimated for disclosure purposes on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.5%, 6.0% and 5.0%; dividend yields of 0.4%, 0.5% and 0.4%; expected lives of 5, 5 and 5 years; and volatility of the price of the underlying common stock of 40.0%, 35.2% and 31.7%.

         The following table summarizes information about Devon's stock options which were outstanding, and those which were exercisable, as of December 31, 2000:

                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            --------------------------------------------------       -----------------------------
                                                   WEIGHTED           WEIGHTED                            WEIGHTED
         RANGE OF                                   AVERAGE           AVERAGE                             AVERAGE
         EXERCISE             NUMBER               REMAINING          EXERCISE          NUMBER            EXERCISE
          PRICES            OUTSTANDING              LIFE              PRICE         EXERCISABLE           PRICE
     ---------------        -----------           ----------          --------       -----------          --------
     $ 8.375-$26.501           886,899            2.98 Years          $ 22.732          881,065           $ 22.719
     $28.830-$33.381         1,892,214            6.52 Years          $ 30.691        1,612,472           $ 30.705
     $34.375-$39.773         1,288,365            6.10 Years          $ 36.550        1,263,100           $ 36.554
     $40.125-$49.950           522,150            5.56 Years          $ 46.067          506,884           $ 46.017
     $50.142-$59.813         2,146,853            7.75 Years          $ 53.072        1,155,202           $ 54.212
     $60.150-$89.660           619,473            4.84 Years          $ 71.797          606,073           $ 72.050
                            ----------                                               ----------
                             7,355,954            6.17 Years          $ 41.843        6,024,796           $ 40.718
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

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                      2000                1999            1998
                                                                   ---------            --------        --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net earnings (loss) available to common shareholders
             As reported                                           $ 720,607            (157,795)       (235,885)
             Pro forma                                             $ 701,852            (173,005)       (252,070)

    Net earnings (loss) per share available to common
      shareholders:
             As reported:
                Basic                                              $    5.66               (1.68)          (3.32)
                Diluted                                            $    5.50               (1.68)          (3.32)
             Pro forma:
                Basic                                              $    5.51               (1.85)          (3.55)
                Diluted                                            $    5.36               (1.85)          (3.55)

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

11. FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of Devon's financial instruments at December 31, 2000, 1999 and 1998.

                                                 2000                            1999                              1998
                                     ---------------------------      --------------------------         -----------------------
                                       CARRYING         FAIR           CARRYING         FAIR             CARRYING        FAIR
                                        AMOUNT          VALUE           AMOUNT          VALUE             AMOUNT         VALUE
                                     ------------    -----------      -----------    -----------         --------       --------
                                                                (IN THOUSANDS)
  Investments                        $    606,117       606,117           634,281       634,281             1,930         1,930
  Oil and gas price hedge            $         --       (57,560)               --        (9,540)               --         1,988
  agreements
  Foreign exchange hedge             $         --          (533)               --        (2,535)               --        (9,310)
  agreements
  Long-term debt
     (including current portion)     $ (2,048,836)   (2,049,779)       (2,416,521)   (2,400,334)         (735,871)     (758,075)
  TCP Securities                     $         --            --                --            --          (149,500)     (171,400)

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

         Investments - The fair values of investments are primarily based on quoted market prices.

         Oil and Gas Price Hedge Agreements - The fair values of the oil and gas price hedges are based on either (a) an internal discounted cash flow calculation, (b) quotes obtained from the counterparty to the hedge agreement or
(c) quotes provided by brokers.

         Foreign Exchange Hedge Agreements - The fair values of the foreign exchange agreements are based on quotes obtained from brokers.

         Long-term Debt - The fair values of the fixed-rate long-term debt have been estimated based on quotes obtained from brokers or by discounting the principal and interest payments at rates available for debt of similar terms and maturity. The fair values of the floating-rate long-term debt are estimated to approximate the carrying amounts due to the fact that the interest rates paid on such debt are generally set for periods of three months or less.

         TCP Securities - The fair values of the TCP securities are based on quoted market prices provided by brokers.

         The following table covers Devon's notional volumes and pricing on open natural gas hedging instruments as of December 31, 2000:

                                                             YEAR OF PRODUCTION
                                                             --------   --------
                                                               2001       2002
                                                             --------   --------
              Volumes (billion British thermal units)         14,027      3,333
              Average price to be received                  $   2.18       2.52

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

                                                           PENSION BENEFITS                     OTHER RETIREMENT BENEFITS
                                                 -------------------------------------     -------------------------------------
                                                    2000           1999         1998         2000          1999         1998
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                                                  (IN THOUSANDS)
Change in benefit obligation:
     Benefit obligation at beginning of year     $ 155,569        63,841        53,859     $  37,860         8,100         6,600
     Service cost                                    6,736         4,937         2,685           809           838           400
     Interest cost                                  11,283         6,464         4,035         2,330         1,249           500
     Participant contributions                          --            --            --           147            --           100
     Amendments                                      4,303            --           293        (1,985)           --            --
     Mergers and acquisitions                           --        87,751            --            --        28,659            --
     Curtailment gain                               (3,037)           --            --          (346)           --            --
     Actuarial (gain) loss                          (2,963)       (3,525)        5,573        (3,153)          600         1,000
     Benefits paid                                  (7,290)       (3,899)       (2,604)       (3,520)       (1,586)         (500)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
     Benefit obligation at end of year             164,601       155,569        63,841        32,142        37,860         8,100
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Change in plan assets:
     Fair value of plan assets at
       beginning of year                           157,894        41,531        43,136            --            --            --
     Actual return on plan assets                    2,574        14,808           113            --            --            --
     PennzEnergy merger                                 --       104,181            --            --            --            --
     Employer contributions                          1,664         1,273           886         3,373         1,486           400
     Participant contributions                          --            --            --           147           100           100
     Benefits paid                                  (7,290)       (3,899)       (2,604)       (3,520)       (1,586)         (500)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
     Fair value of plan assets at end of year      154,842       157,894        41,531            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------


Funded status                                       (9,759)        2,325       (22,310)      (32,142)      (37,860)       (8,100)

Unrecognized net actuarial (gain) loss               9,888        (2,723)        9,130        (2,199)          800           200
Unrecognized prior service cost                      1,570         1,966         2,322        (1,201)           --            --
Unrecognized net transition (asset) obligation      (6,331)         (400)         (500)        1,152         2,100         2,300
Other                                                   --           100            --            --           100           100
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net amount recognized                            $  (4,632)        1,268       (11,358)    $ (34,390)      (34,860)       (5,500)
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

                                                                             ONE-PERCENTAGE       ONE-PERCENTAGE
                                                                             POINT INCREASE       POINT DECREASE
                                                                             --------------       --------------
                                                                                        (IN THOUSANDS)
       Effect on total of service and interest cost components for 2000       $       230           $     (204)
       Effect on year-end 2000 postretirement benefit obligation              $     1,062           $   (1,009)

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

Royalty Matters

         More than 30 oil companies, including Devon, are involved in disputes in which it is alleged that such companies and related parties underpaid royalty, overriding royalty and working interests owners in connection with the production of crude oil. The proceedings include suits in federal court in Texas, Louisiana, Mississippi and Wyoming that have been consolidated into one proceeding in Texas. To avoid expensive and protracted litigation, certain parties, including Devon, have entered into a global settlement agreement which provides for a settlement of all claims of all members of the settlement class. The court held a fairness hearing and issued an Amended Final Judgment approving the settlement on September 10, 1999. However, certain entities have appealed their objections to the settlement. Devon's share of the proposed settlement, which was accrued at December 31, 2000, is not material to its financial position, results of operations or liquidity.

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

15. OIL AND GAS OPERATIONS

Costs Incurred

        The following tables reflect the costs incurred in oil and gas property acquisition, exploration, and development activities:

                                                                                        TOTAL
                                                                               YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                       2000            1999            1998
                                                                    ----------      ----------    -----------
                                                                                  (IN THOUSANDS)
          Property acquisition costs:
            Proved, excluding deferred income taxes                 $  291,355       3,002,269        245,467
            Deferred income taxes                                           --         131,700         21,382
                                                                    ----------      ----------    -----------
            Total proved, including deferred income taxes           $  291,355       3,133,969        266,849
                                                                    ==========      ==========    ===========
            Unproved, excluding deferred income taxes:
              Business combinations                                         --          83,505          5,278
              Other acquisitions                                        55,344          40,583         55,827
            Deferred income taxes                                           --              --            661
                                                                    ----------      ----------        -------
            Total unproved, including deferred income taxes         $   55,344         124,088         61,766
                                                                    ==========      ==========        =======
          Exploration costs                                         $  212,719         157,706        176,014
          Development costs                                         $  636,379         336,126        294,105

                                                                                      DOMESTIC
                                                                    -----------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                       2000            1999            1998
                                                                    ----------      ----------        -------
                                                                                  (IN THOUSANDS)
          Property acquisition costs:
            Proved, excluding deferred income taxes                 $  177,072       2,670,237         87,549
            Deferred income taxes                                           --         131,700             --
                                                                    ----------      ----------        -------
            Total proved, including deferred income taxes           $  177,072       2,801,937         87,549
                                                                    ==========      ==========        =======
            Unproved, excluding deferred income taxes:
              Business combinations                                         --          81,755             --
              Other acquisitions                                        34,805          27,728         40,364
            Deferred income taxes                                           --              --             --
                                                                    ----------      ----------        -------
            Total unproved, including deferred income taxes         $   34,805         109,483         40,364
                                                                    ==========      ==========        =======
          Exploration costs                                         $  117,119          88,171         71,486
          Development costs                                         $  466,090         228,095        149,286

                                                                                        CANADA
                                                                      --------------------------------------
                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                       2000            1999            1998
                                                                      -------         ---------     --------
                                                                                  (IN THOUSANDS)
          Property acquisition costs:
            Proved, excluding deferred income taxes                   $69,736            29,532      107,818
            Deferred income taxes                                          --                --       21,382
                                                                      -------         ---------     --------
            Total proved, including deferred income taxes             $69,736            29,532      129,200
                                                                      =======         =========      =======
            Unproved, excluding deferred income taxes:
              Business combinations                                        --                --        5,278
              Other acquisitions                                       16,977             9,155       10,263
            Deferred income taxes                                          --                --          661
                                                                      -------         ---------   ----------
            Total unproved, including deferred income taxes           $16,977             9,155       16,202
                                                                      =======         =========     ========
          Exploration costs                                           $54,769            37,197       49,928
          Development costs                                           $56,654            29,811       75,119

                                                                                    INTERNATIONAL
                                                                     ----------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                       2000            1999            1998
                                                                     ----------      ---------        -------
                                                                                  (IN THOUSANDS)
          Property acquisition costs:
            Proved, excluding deferred income taxes                  $   44,547        302,500         50,100
            Deferred income taxes                                            --             --             --
                                                                     ----------      ---------        -------
            Total proved, including deferred income taxes            $   44,547        302,500         50,100
                                                                     ==========      =========        =======
            Unproved, excluding deferred income taxes:
              Business combinations                                         --           1,750             --
              Other acquisitions                                          3,562          3,700          5,200
            Deferred income taxes                                            --             --             --
                                                                     ----------      ---------        -------
            Total unproved, including deferred income taxes          $    3,562          5,450          5,200
                                                                     ==========      =========        =======
          Exploration costs                                          $   40,831         32,338         54,600
          Development costs                                          $  113,635         78,220         69,700

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

                                                                        TOTAL
                                                  -----------------------------------------------------
                                                               YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                       2000               1999               1998
                                                  ---------------    ---------------    ---------------
                                                   (IN THOUSANDS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales            $     2,718,445          1,256,872            681,978
Production and operating expenses                        (597,333)          (377,472)          (274,618)
Depreciation, depletion and amortization                 (662,890)          (390,117)          (230,419)
Amortization of goodwill                                  (41,332)           (16,111)                --
Reduction of carrying value of oil and gas                     --           (476,100)          (422,500)
   properties
Income tax (expense) benefit                             (571,755)           (24,984)            65,515
                                                  ---------------    ---------------    ---------------
Results of operations for oil and gas producing
   activities                                     $       845,135            (27,912)          (180,044)
                                                  ===============    ===============    ===============
Depreciation, depletion and amortization per
   equivalent barrel of production                $          5.48               4.46               3.74
                                                  ===============    ===============    ===============


                                                                       DOMESTIC
                                                 -----------------------------------------------------
                                                              YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                      2000              1999               1998
                                                 ---------------    ---------------    ---------------
                                                   (IN THOUSANDS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales            $     2,167,571            891,670            417,313
Production and operating expenses                        (462,849)          (254,077)          (164,612)
Depreciation, depletion and amortization                 (541,174)          (293,841)          (154,127)
Amortization of goodwill                                  (41,303)           (16,106)                --
Reduction of carrying value of oil and gas
   properties                                                  --           (463,700)          (301,400)
Income tax (expense) benefit                             (445,783)            37,786             63,630
                                                  ---------------    ---------------    ---------------
Results of operations for oil and gas producing
   activities                                     $       676,462            (98,268)          (139,196)
                                                  ===============    ===============    ===============
Depreciation, depletion and amortization per
   equivalent barrel of production                $          5.73               4.98               4.41
                                                  ===============    ===============    ===============


                                                                        CANADA
                                                  -----------------------------------------------------
                                                               YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                       2000               1999               1998
                                                  ---------------    ---------------    ---------------
                                                   (IN THOUSANDS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales            $       303,537            204,501            169,965
Production and operating expenses                         (64,773)           (62,595)           (58,506)
Depreciation, depletion and amortization                  (64,094)           (64,514)           (43,392)
Reduction of carrying value of oil and gas
   properties                                                  --                 --                 --
Income tax (expense) benefit                              (79,363)           (37,736)           (37,615)
                                                  ---------------    ---------------    ---------------
Results of operations for oil and gas producing
   activities                                     $        95,307             39,656             30,452
                                                  ===============    ===============    ===============
Depreciation, depletion and amortization per
   equivalent barrel of production                $          4.05               3.56               2.41
                                                  ===============    ===============    ===============

                                                                     INTERNATIONAL
                                                  -----------------------------------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                      2000                1999                1998
                                                  ---------------    ---------------    ---------------
                                                  (IN THOUSANDS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales            $       247,337            160,701             94,700
Production and operating expenses                         (69,711)           (60,800)           (51,500)
Depreciation, depletion and amortization                  (57,622)           (31,762)           (32,900)
Amortization of goodwill                                      (29)                (5)                --
Reduction of carrying value of oil and gas
   properties                                                  --            (12,400)          (121,100)
Income tax (expense) benefit                              (46,609)           (25,034)            39,500
                                                  ---------------    ---------------    ---------------
Results of operations for oil and gas producing
   activities                                     $        73,366             30,700            (71,300)
                                                  ===============    ===============    ===============
Depreciation, depletion and amortization per
   equivalent barrel of production                $          5.38               3.06               3.78
                                                  ===============    ===============    ===============

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

                                                                  TOTAL
                                            -------------------------------------------------
                                                                                  NATURAL
                                                                                    GAS
                                                 OIL               GAS            LIQUIDS
                                               (MBBLS)           (MMCF)           (MBBLS)
                                            -------------     -------------     -------------
Proved reserves as of December 31, 1997           218,741         1,403,204            24,478
        Revisions of estimates                     (9,452)          (53,209)            2,391
        Extensions and discoveries                 27,497           174,527             8,652
        Purchase of reserves                       30,283           164,429               518
        Production                                (25,628)         (198,051)           (3,054)
        Sale of reserves                           (5,984)          (13,906)             (306)
                                            -------------     -------------     -------------
Proved reserves as of December 31, 1998           235,457         1,476,994            32,679
        Revisions of estimates                     12,367             6,888             3,254
        Extensions and discoveries                 12,809           406,157             4,342
        Purchase of reserves                      272,412         1,417,747            32,795
        Production                                (31,756)         (304,203)           (5,111)
        Sale of reserves                           (4,572)          (53,956)             (142)
                                            -------------     -------------     -------------
Proved reserves as of December 31, 1999           496,717         2,949,627            67,817
        Revisions of estimates                     (4,135)           99,223             3,312
        Extensions and discoveries                 33,939           601,317             6,041
        Purchase of reserves                       24,145           301,144                33
        Production                                (42,561)         (426,146)           (7,400)
        Sale of reserves                          (48,861)          (66,981)           (8,046)
                                            -------------     -------------     -------------
Proved reserves as of December 31, 2000           459,244         3,458,184            61,757
                                            =============     =============     =============
Proved developed reserves as of:
        December 31, 1997                         187,758         1,204,874            21,832
        December 31, 1998                         179,746         1,282,447            19,381
        December 31, 1999                         301,149         2,500,985            52,102
        December 31, 2000                         261,432         2,631,267            46,256

                                                                  DOMESTIC
                                              -------------------------------------------------
                                                                                      NATURAL
                                                                                       GAS
                                                   OIL               GAS             LIQUIDS
                                                 (MBBLS)           (MMCF)            (MBBLS)
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1997             128,402           784,124            18,172
        Revisions of estimates                      (19,849)           10,919               219
        Extensions and discoveries                    3,042           108,308               371
        Purchase of reserves                          1,813            58,655                --
        Production                                  (12,257)         (121,419)           (2,468)
        Sale of reserves                                 --            (2,300)               --
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1998             101,151           838,287            16,294
        Revisions of estimates                       23,986            35,751             3,407
        Extensions and discoveries                    1,890           230,059             2,794
        Purchase of reserves                        142,908         1,399,634            32,709
        Production                                  (17,822)         (221,061)           (4,396)
        Sale of reserves                             (2,689)           (8,284)               (4)
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1999             249,424         2,274,386            50,804
        Revisions of estimates                       (3,196)          100,844             4,296
        Extensions and discoveries                   20,430           504,977             5,092
        Purchase of reserves                         20,418            52,929                 9
        Production                                  (28,562)         (355,087)           (6,702)
        Sale of reserves                            (32,977)          (56,742)           (7,981)
                                              -------------     -------------     -------------
Proved reserves as of December 31, 2000             225,537         2,521,307            45,518
                                              =============     =============     =============
Proved developed reserves as of:
        December 31, 1997                           115,559           646,882            16,789
        December 31, 1998                            92,931           663,864            14,777
        December 31, 1999                           214,267         1,959,531            48,237
        December 31, 2000                           192,190         2,087,287            42,155

                                                                  CANADA
                                              -------------------------------------------------
                                                                                     NATURAL
                                                                                       GAS
                                                   OIL              GAS              LIQUIDS
                                                 (MBBLS)           (MMCF)            (MBBLS)
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1997              36,139           582,780             5,106
        Revisions of estimates                        6,283           (70,402)             (248)
        Extensions and discoveries                      655            62,519                81
        Purchase of reserves                          8,170           105,774               518
        Production                                   (6,257)          (67,158)             (566)
        Sale of reserves                             (5,984)          (11,606)             (306)
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1998              39,006           601,907             4,585
        Revisions of estimates                       (2,828)          (41,044)             (268)
        Extensions and discoveries                      219            52,698               448
        Purchase of reserves                          2,796            11,890                86
        Production                                   (5,178)          (73,561)             (700)
        Sale of reserves                             (1,883)          (45,672)             (138)
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1999              32,132           506,218             4,013
        Revisions of estimates                        2,872            (5,854)              343
        Extensions and discoveries                    2,787            64,566               571
        Purchase of reserves                          3,597            27,224                24
        Production                                   (4,760)          (62,284)             (682)
        Sale of reserves                               (136)           (6,361)              (65)
                                              -------------     -------------     -------------
Proved reserves as of December 31, 2000              36,492           523,509             4,204
                                              =============     =============     =============
Proved developed reserves as of
        December 31, 1997                            35,199           522,292             5,043
        December 31, 1998                            33,215           583,583             4,504
        December 31, 1999                            29,268           501,376             3,865
        December 31, 2000                            29,721           507,703             4,072

                                                               INTERNATIONAL
                                              -------------------------------------------------
                                                                                     NATURAL
                                                                                       GAS
                                                   OIL              GAS              LIQUIDS
                                                 (MBBLS)           (MMCF)            (MBBLS)
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1997              54,200            36,300             1,200
        Revisions of estimates                        4,114             6,274             2,420
        Extensions and discoveries                   23,800             3,700             8,200
        Purchase of reserves                         20,300                --                --
        Production                                   (7,114)           (9,474)              (20)
        Sale of reserves                                 --                --                --
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1998              95,300            36,800            11,800
        Revisions of estimates                       (8,791)           12,181               115
        Extensions and discoveries                   10,700           123,400             1,100
        Purchase of reserves                        126,708             6,223                --
        Production                                   (8,756)           (9,581)              (15)
        Sale of reserves                                 --                --                --
                                              -------------     -------------     -------------
Proved reserves as of December 31, 1999             215,161           169,023            13,000
        Revisions of estimates                       (3,811)            4,233            (1,327)
        Extensions and discoveries                   10,722            31,774               378
        Purchase of reserves                            130           220,991                --
        Production                                   (9,239)           (8,775)              (16)
        Sale of reserves                            (15,748)           (3,878)               --
                                              -------------     -------------     -------------
Proved reserves as of December 31, 2000             197,215           413,368            12,035
                                              =============     =============     =============
Proved developed reserves as of
        December 31, 1997                            37,000            35,700                --
        December 31, 1998                            53,600            35,000               100
        December 31, 1999                            57,614            40,078                --
        December 31, 2000                            39,521            36,277                29


Standardized Measure of Discounted Future Net Cash Flows

         The accompanying tables reflect the standardized measure of discounted future net cash flows relating to Devon's interest in proved reserves:


                                                                        TOTAL
                                                    -------------------------------------------------
                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                         2000              1999              1998
                                                    -------------     -------------     -------------
                                                                     (IN THOUSANDS)
Future cash inflows                                 $  40,594,130        18,494,929         5,114,485
Future costs:
    Development                                        (1,634,888)       (1,506,678)         (495,977)
    Production                                         (8,198,640)       (6,270,893)       (2,091,688)
Future income tax expense                              (9,087,923)       (1,928,398)         (196,475)
                                                    -------------     -------------     -------------
Future net cash flows                                  21,672,679         8,788,960         2,330,345
10% discount to reflect timing of cash flows           (9,200,492)       (4,020,526)         (916,757)
                                                    -------------     -------------     -------------
Standardized measure of
    discounted future net cash flows                $  12,472,187         4,768,434         1,413,588
                                                    =============     =============     =============

                                                                        DOMESTIC
                                                    -------------------------------------------------
                                                                       DECEMBER 31,
                                                    -------------------------------------------------
                                                        2000              1999               1998
                                                    -------------     -------------     -------------
                                                                     (IN THOUSANDS)
Future cash inflows                                 $  29,143,762        11,362,918         2,718,030
Future costs:
   Development                                           (915,969)         (750,497)         (162,715)
   Production                                          (5,660,966)       (3,894,271)       (1,123,932)
Future income tax expense                              (6,345,941)       (1,071,699)         (117,912)
                                                    -------------     -------------     -------------
Future net cash flows                                  16,220,886         5,646,451         1,313,471
10% discount to reflect timing of cash flows           (6,591,538)       (2,335,312)         (503,689)
                                                    -------------     -------------     -------------
Standardized measure of
   discounted future net cash flows                 $   9,629,348         3,311,139           809,782
                                                    =============     =============     =============



                                                                       CANADA
                                                    -------------------------------------------------
                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                        2000              1999               1998
                                                    -------------     -------------     -------------
                                                                      (IN THOUSANDS)
Future cash inflows                                 $   5,686,629         1,666,358         1,333,655
Future costs:
   Development                                            (84,492)          (66,631)          (85,362)
   Production                                            (616,605)         (514,825)         (491,256)
Future income tax expense                              (1,967,441)         (204,290)          (39,563)
                                                    -------------     -------------     -------------
Future net cash flows                                   3,018,091           880,612           717,474
10% discount to reflect timing of cash flows           (1,240,934)         (320,722)         (279,568)
                                                    -------------     -------------     -------------
Standardized measure of
   discounted future net cash flows                 $   1,777,157           559,890           437,906
                                                    =============     =============     =============


                                                                     INTERNATIONAL
                                                    -------------------------------------------------
                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                        2000              1999              1998
                                                    -------------     -------------     -------------
                                                                      (IN THOUSANDS)
Future cash inflows                                 $   5,763,739         5,465,653         1,062,800
Future costs:
   Development                                           (634,427)         (689,550)         (247,900)
   Production                                          (1,921,069)       (1,861,797)         (476,500)
Future income tax expense                                (652,409)          (39,000)
                                                    -------------     -------------     -------------
                                                                                             (774,541)
Future net cash flows                                   2,433,702         2,261,897           299,400
10% discount to reflect timing of cash flows           (1,368,020)       (1,364,492)         (133,500)
                                                    -------------     -------------     -------------
Standardized measure of
   discounted future net cash flows                 $   1,065,682           897,405           165,900
                                                    =============     =============     =============



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

Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows

         Principal changes in the standardized measure of discounted future net cash flows attributable to Devon's proved reserves are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                    2000             1999                1998
                                               -------------     -------------     -------------
                                                                 (IN THOUSANDS)
 Beginning balance                             $   4,768,434         1,413,588         1,680,676
 Sales of oil, gas and natural gas
    liquids, net of production costs              (2,010,675)         (879,400)         (407,360)
 Net changes in prices and
    production costs                               9,753,295         1,737,640          (743,193)
 Extensions, discoveries, and improved
    recovery, net of future
    development costs                              2,742,182           315,932           280,414
 Purchase of reserves, net of future
    development costs                                618,134         2,881,881           223,055
 Development costs incurred during
    the period which reduced future
    development costs                                182,533           233,880           284,999
 Revisions of quantity estimates                     420,250           (62,821)         (181,314)
 Sales of reserves in place                         (818,602)          (77,707)          (36,565)
 Accretion of discount                               581,172           146,904           201,465
 Net change in income taxes                       (4,221,575)         (929,237)          305,317
 Other, primarily changes in timing                  457,039           (12,226)         (193,906)
                                               -------------     -------------     -------------
 Ending balance                                $  12,472,187         4,768,434         1,413,588
                                               =============     =============     =============


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

         Following is certain financial information regarding Devon's segments for 2000, 1999 and 1998. The revenues reported are all from external customers.

                                                           U.S.           CANADA        INTERNATIONAL        TOTAL
                                                      -------------    -------------    -------------    -------------
                                                                               (IN THOUSANDS)
AS OF DECEMBER 31, 2000:
Current assets                                        $     644,685           79,372          210,080          934,137
Property and equipment, net of accumulated                3,639,673          585,517          684,346        4,909,536
     depreciation, depletion and amortization
Other assets                                                964,934               89           51,782        1,016,805
                                                      -------------    -------------    -------------    -------------
       Total assets                                   $   5,249,292          664,978          946,208        6,860,478
                                                      =============    =============    =============    =============

Current liabilities                                         448,994           74,154          105,839          628,987
Long-term debt                                            1,902,184          146,652               --        2,048,836
Deferred tax liabilities (assets)                           536,935           68,578           21,313          626,826
Other liabilities                                           258,812            1,831           17,582          278,225
Stockholders' equity                                      2,102,367          373,763          801,474        3,277,604
                                                      -------------    -------------    -------------    -------------
       Total liabilities and stockholders' equity     $   5,249,292          664,978          946,208        6,860,478
                                                      =============    =============    =============    =============

YEAR ENDED DECEMBER 31, 2000:
REVENUES
   Oil sales                                          $     726,897          116,427          235,435        1,078,759
   Gas sales                                              1,304,626          169,032           11,563        1,485,221
   Natural gas liquids sales                                136,048           18,078              339          154,465
   Other                                                     58,569            4,984            2,105           65,658
                                                      -------------    -------------    -------------    -------------
       Total revenues                                     2,226,140          308,521          249,442        2,784,103
                                                      -------------    -------------    -------------    -------------

COSTS AND EXPENSES
   Lease operating expenses                                 319,154           52,340           69,286          440,780
   Transportation costs                                      41,956           11,353               --           53,309
   Production taxes                                         101,739            1,080              425          103,244
   Depreciation, depletion and amortization of
     property and equipment                                 565,633           64,735           62,972          693,340
   Amortization of goodwill                                  41,303               --               29           41,332
   General and administrative expenses                       80,358           10,380            2,270           93,008
   Expenses related to mergers                               60,373               --               --           60,373
   Interest expense                                         143,169           10,140            1,020          154,329
   Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt                --            2,408               --            2,408
                                                      -------------    -------------    -------------    -------------
       Total costs and expenses                           1,353,685          152,436          136,002        1,642,123
                                                      -------------    -------------    -------------    -------------

Earnings before income tax expense                          872,455          156,085          113,440        1,141,980

INCOME TAX EXPENSE
   Current                                                  112,757            2,268           15,768          130,793
   Deferred                                                 185,231           67,318           28,296          280,845
                                                      -------------    -------------    -------------    -------------
       Total income tax expense                             297,988           69,586           44,064          411,638
                                                      -------------    -------------    -------------    -------------

Net earnings                                          $     574,467           86,499           69,376          730,342
                                                      =============    =============    =============    =============

Capital expenditures                                  $     893,087          202,673          184,372        1,280,132
                                                      =============    =============    =============    =============

                                                          U.S.             CANADA         INTERNATIONAL         TOTAL
                                                      -------------     -------------     -------------     -------------
                                                                                 (IN THOUSANDS)
AS OF DECEMBER 31, 1999:
Current assets                                        $     391,328            69,279           129,687           590,294
Property and equipment, net of accumulated
     depreciation, depletion and amortization             3,424,415           467,465           531,540         4,423,420
Other assets                                                944,958                98           137,590         1,082,646
                                                      -------------     -------------     -------------     -------------
          Total assets                                $   4,760,701           536,842           798,817         6,096,360
                                                      =============     =============     =============     =============

Current liabilities                                         356,944            44,989            65,411           467,344
Long-term debt                                            2,077,180           339,341                --         2,416,521
Deferred tax liabilities (assets)                           340,514             1,733           (18,182)          324,065
Other liabilities                                           317,706             3,098            46,306           367,110
Stockholders' equity                                      1,668,357           147,681           705,282         2,521,320
                                                      -------------     -------------     -------------     -------------
          Total liabilities and stockholders' equity  $   4,760,701           536,842           798,817         6,096,360
                                                      =============     =============     =============     =============


YEAR ENDED DECEMBER 31, 1999:
REVENUES
   Oil sales                                          $     332,219            80,298           148,501           561,018
   Gas sales                                                501,841           114,128            11,900           627,869
   Natural gas liquids sales                                 57,610            10,075               300            67,985
   Other                                                     14,574             4,652             1,370            20,596
                                                      -------------     -------------     -------------     -------------
          Total revenues                                    906,244           209,153           162,071         1,277,468
                                                      -------------     -------------     -------------     -------------

COSTS AND EXPENSES
   Lease operating expenses                                 188,576            49,831            60,400           298,807
   Transportation costs                                      22,524            11,401                --            33,925
   Production taxes                                          42,977             1,363               400            44,740
   Depreciation, depletion and amortization
     of property and equipment                              309,292            65,176            31,907           406,375
   Amortization of goodwill                                  16,106                --                 5            16,111
   General and administrative expenses                       68,807            12,189              (351)           80,645
   Expenses related to mergers                               16,800                --                --            16,800
   Interest expense                                          83,679            24,945               989           109,613
   Deferred effect of changes in foreign currency
     exchange rate on subsidiary's long-term debt                --           (13,154)               --           (13,154)
   Distributions on preferred securities of
     subsidiary trust                                         6,884                --                --             6,884
   Reduction of carrying value of oil and
     gas properties                                         463,700                --            12,400           476,100
                                                      -------------     -------------     -------------     -------------
          Total costs and expenses                        1,219,345           151,751           105,750         1,476,846
                                                      -------------     -------------     -------------     -------------

Earnings (loss) before income tax expense
   (benefit) and extraordinary item                        (313,101)           57,402            56,321          (199,378)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                   15,348             2,908             4,800            23,056
   Deferred                                                (119,881)           26,654            20,737           (72,490)
                                                      -------------     -------------     -------------     -------------
          Total income tax expense (benefit)               (104,533)           29,562            25,537           (49,434)
                                                      -------------     -------------     -------------     -------------

Net earnings (loss) before extraordinary item              (208,568)           27,840            30,784          (149,944)
Extraordinary loss                                           (4,200)               --                --            (4,200)
                                                      -------------     -------------     -------------     -------------
Net earnings (loss)                                   $    (212,768)           27,840            30,784          (154,144)
                                                      =============     =============     =============     =============

Capital expenditures                                  $     686,669            91,853           104,898           883,420
                                                      =============     =============     =============     =============

                                                              U.S.            CANADA        INTERNATIONAL         TOTAL
                                                         -------------     -------------    -------------     -------------
                                                                                  (IN THOUSANDS)
 AS OF DECEMBER 31, 1998:
 Current assets                                          $      90,698            53,550           82,400           226,648
 Property and equipment, net of accumulated
      depreciation, depletion and amortization                 991,040           465,488          167,000         1,623,528
 Deferred tax assets (liabilities)                             (36,093)           24,174           66,300            54,381
                                                                                                              -------------
 Other assets                                                   17,126             1,454            7,400            25,980
                                                         -------------     -------------    -------------     -------------
           Total assets                                  $   1,062,771           544,666          323,100         1,930,537
                                                         =============     =============    =============     =============

 Current liabilities                                           119,132            55,624           45,100           219,856
 Long-term debt                                                365,600           370,271               --           735,871
 Other liabilities                                              67,487             5,760            2,300            75,547
 TCP Securities                                                149,500                --               --           149,500
 Stockholders' equity                                          361,052           113,011          275,700           749,763
                                                         -------------     -------------    -------------     -------------
           Total liabilities and stockholders' equity    $   1,062,771           544,666          323,100         1,930,537
                                                         =============     =============    =============     =============


 YEAR ENDED DECEMBER 31, 1998:
 REVENUES
    Oil sales                                            $     152,297            75,493           82,200           309,990
    Gas sales                                                  245,145            89,828           12,300           347,273
    Natural gas liquids sales                                   19,871             4,644              200            24,715
    Other                                                        9,294            13,754            1,200            24,248
                                                         -------------     -------------    -------------     -------------
           Total revenues                                      426,607           183,719           95,900           706,226
                                                         -------------     -------------    -------------     -------------

 COSTS AND EXPENSES
    Lease operating expenses                                   127,451            47,910           51,200           226,561
    Transportation costs                                        14,251             8,935               --            23,186
    Production taxes                                            22,910             1,661              300            24,871
    Depreciation, depletion and amortization                   165,654            44,590           32,900           243,144
      of property and equipment
    General and administrative expenses                         35,752            12,502           (2,800)           45,454
    Expenses related to mergers                                  3,064            10,085               --            13,149
    Interest expense                                            20,558            21,974            1,000            43,532
    Deferred effect of changes in foreign currency
      exchange rate on subsidiary's long-term debt                  --            16,104               --            16,104
    Distributions on preferred securities of
       subsidiary trust                                          9,717                --               --             9,717
    Reduction of carrying value of oil and
       gas properties                                          301,400                --          121,100           422,500
                                                         -------------     -------------    -------------     -------------
           Total costs and expenses                            700,757           163,761          203,700         1,068,218
                                                         -------------     -------------    -------------     -------------

 Earnings (loss) before income tax expense
    (benefit)                                                 (274,150)           19,958         (107,800)         (361,992)

 INCOME TAX EXPENSE (BENEFIT)
    Current                                                     (7,588)            1,975            1,900            (3,713)
    Deferred                                                   (92,360)           11,166          (41,200)         (122,394)
                                                         -------------     -------------    -------------     -------------
           Total income tax expense (benefit)                  (99,948)           13,141          (39,300)         (126,107)
                                                         -------------     -------------    -------------     -------------

 Net earnings (loss)                                     $    (174,202)            6,817          (68,500)         (235,885)
                                                         =============     =============    =============     =============

 Capital expenditures                                    $     347,634           205,178          160,000           712,812
                                                         =============     =============    =============     =============

18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Following is a summary of the unaudited interim results of operations for the years ended December 31, 2000 and 1999.

                                                                                 2000
                                              ----------------------------------------------------------------------------
                                                 FIRST          SECOND           THIRD          FOURTH            FULL
                                                QUARTER         QUARTER         QUARTER         QUARTER           YEAR
                                              ------------    ------------    ------------    ------------    ------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Oil, gas and natural gas liquids sales      $    548,351         635,777         695,475         838,842       2,718,445
  Total revenues                              $    560,416         648,484         725,141         850,062       2,784,103
  Net earnings (loss)                         $    105,187         153,334         164,912         306,909         730,342

  Net earnings (loss) per common share:
     Basic                                    $       0.81            1.19            1.27            2.37            5.66
     Diluted                                  $       0.80            1.17            1.22            2.27            5.50


                                                                                  1999
                                              -----------------------------------------------------------------------------
                                                 FIRST          SECOND            THIRD          FOURTH            FULL
                                                QUARTER         QUARTER          QUARTER         QUARTER           YEAR
                                              ------------    ------------     ------------    ------------    ------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Oil, gas and natural gas liquids sales        $    159,632         221,129          380,562         495,549       1,256,872
Total revenues                                $    162,205         224,048          385,972         505,243       1,277,468
Net earnings (loss)                           $      6,580        (286,491)          50,852          74,915        (154,144)

Net earnings (loss) per common share:
   Basic                                      $       0.09           (3.55)            0.50            0.59           (1.68)
   Diluted                                    $       0.09           (3.55)            0.48            0.57           (1.68)


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this report:

                1.      Consolidated Financial Statements

                        Reference is made to the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing at Item 8 on Page 29 of this report.

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

                                      DEVON ENERGY CORPORATION



December 18, 2001                   By         /s/ DANNY J. HEATLY
                                      ------------------------------------------
                                                   Danny J. Heatly
                                             Vice President -- Accounting

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 23.5                    Consent of KPMG LLP

 23.6                    Consent of PricewaterhouseCoopers LLP

 23.7                    Consent of Deloitte & Touche LLP