Form 10-Q/A
period 2001-03-31
DEVON ENERGY CORP/DE
filed 2001-12-18
CIK 1090012

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

                            DEVON ENERGY CORPORATION

                       Index to Form 10-Q/A Quarterly Report
                    to the Securities and Exchange Commission

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

                                MARCH 2001 10-Q

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                   2001             2000
                                                                                -----------      -----------
                                                                                        (UNAUDITED)

REVENUES
    Oil sales                                                                   $   253,982          270,157
    Gas sales                                                                       725,164          240,817
    Natural gas liquids sales                                                        32,337           37,377
    Other                                                                            12,104           12,065
                                                                                -----------      -----------
            Total revenues                                                        1,023,587          560,416
                                                                                -----------      -----------

COSTS AND EXPENSES
    Lease operating expenses                                                        122,648          106,707
    Transportation costs                                                             17,404           11,813
    Production taxes                                                                 44,509           19,398
    Depreciation, depletion and amortization of property and equipment              182,892          165,252
    Amortization of goodwill                                                          8,462           10,332
    General and administrative expenses                                              22,262           24,850
    Interest expense                                                                 34,538           40,076
    Deferred effect of changes in foreign currency exchange rate on
        subsidiary's long-term debt                                                      --            2,408
    Change in fair value of derivative instruments                                   14,042               --
                                                                                -----------      -----------
            Total costs and expenses                                                446,757          380,836
                                                                                -----------      -----------


Earnings before income tax expense and cumulative effect of change in
    accounting principle                                                            576,830          179,580

INCOME TAX EXPENSE
    Current                                                                         144,096           36,147
    Deferred                                                                         81,919           38,246
                                                                                -----------      -----------
        Total income tax expense                                                    226,015           74,393
                                                                                -----------      -----------

Earnings before cumulative effect of change in accounting principle                 350,815          105,187
Cumulative effect of change in accounting principle, net of income tax
    expense of $31,617                                                               49,452               --
                                                                                -----------      -----------

Net earnings                                                                        400,267          105,187
Preferred stock dividends                                                             2,434            2,434
                                                                                -----------      -----------

Net earnings applicable to common shareholders                                  $   397,833          102,753
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

                                                                                             INTER-
                                                                U.S.          CANADA        NATIONAL        TOTAL
                                                             ----------     ----------     ----------     ----------
                                                                                  (IN THOUSANDS)

AS OF MARCH 31, 2001:
Current assets                                               $  928,456         83,797        237,850      1,250,103
Property and equipment, net of accumulated depreciation,
  depletion and amortization                                  3,679,823        597,381        764,005      5,041,209
Investment in Chevron Corporation common stock                  622,715             --             --        622,715
Goodwill, net of amortization                                   238,880             --         47,347        286,227
Other assets                                                    123,152             82          3,264        126,498
                                                             ----------     ----------     ----------     ----------
          Total assets                                       $5,593,026        681,260      1,052,466      7,326,752
                                                             ==========     ==========     ==========     ==========

Current liabilities                                             460,627        105,336        130,830        696,793
Other liabilities                                               144,423            796         35,210        180,429
Debentures exchangeable into shares of Chevron
  Corporation common stock                                      639,257             --             --        639,257
Other long-term debt                                          1,144,326         85,590             --      1,229,916
Deferred revenue                                                 96,325            729            491         97,545
Fair value of derivative instruments                             63,822         25,889             --         89,711
Deferred income taxes                                           616,451         83,327         28,774        728,552
Stockholders' equity                                          2,427,795        379,593        857,161      3,664,549
                                                             ----------     ----------     ----------     ----------
          Total liabilities and stockholders' equity         $5,593,026        681,260      1,052,466      7,326,752
                                                             ==========     ==========     ==========     ==========

                                                                                               INTER-
                                                                 U.S.           CANADA        NATIONAL         TOTAL
                                                              ----------      ----------     ----------      ----------
                                                                                    (IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2001:
REVENUES
   Oil sales                                                  $  166,548          27,787         59,647         253,982
   Gas sales                                                     643,181          79,465          2,518         725,164
   Natural gas liquids sales                                      27,163           5,124             50          32,337
   Other                                                          13,581           1,053         (2,530)         12,104
                                                              ----------      ----------     ----------      ----------
          Total revenues                                         850,473         113,429         59,685       1,023,587
                                                              ----------      ----------     ----------      ----------

COSTS AND EXPENSES
   Lease operating expenses                                       88,463          15,337         18,848         122,648
   Transportation costs                                           14,636           2,768             --          17,404
   Production taxes                                               43,916             418            175          44,509
   Depreciation, depletion and amortization of property
          and equipment                                          149,134          19,285         14,473         182,892
   Amortization of goodwill                                        8,451              --             11           8,462
   General and administrative expenses                            20,443           1,910            (91)         22,262
   Interest expense                                               32,168           2,115            255          34,538
   Change in fair value of derivative instruments                 14,042              --             --          14,042
                                                              ----------      ----------     ----------      ----------
          Total costs and expenses                               371,253          41,833         33,671         446,757
                                                              ----------      ----------     ----------      ----------

Earnings before income tax expense and cumulative effect
    of change in accounting principle                            479,220          71,596         26,014         576,830

INCOME TAX EXPENSE
   Current                                                       139,877             936          3,283         144,096
   Deferred                                                       43,634          30,712          7,573          81,919
                                                              ----------      ----------     ----------      ----------
          Total income tax expense                               183,511          31,648         10,856         226,015
                                                              ----------      ----------     ----------      ----------

Earnings before cumulative effect of change in accounting
    principle                                                    295,709          39,948         15,158         350,815
Cumulative effect of change in accounting principle               49,452              --             --          49,452
                                                              ----------      ----------     ----------      ----------

Net earnings                                                     345,161          39,948         15,158         400,267
Preferred stock dividends                                          2,434              --             --           2,434
                                                              ----------      ----------     ----------      ----------
Net earnings applicable to common shareholders                $  342,727          39,948         15,158         397,833
                                                              ==========      ==========     ==========      ==========

Capital expenditures                                          $  230,754          61,364         53,808         345,926
                                                              ==========      ==========     ==========      ==========

                                                                                          INTER-
                                                                 U.S.        CANADA      NATIONAL       TOTAL
                                                               --------     --------     --------      --------
                                                                                (IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2000:
REVENUES
   Oil sales                                                   $189,834       29,473       50,850       270,157
   Gas sales                                                    206,869       31,348        2,600       240,817
   Natural gas liquids sales                                     33,001        4,376           --        37,377
   Other                                                         11,450        1,091         (476)       12,065
                                                               --------     --------     --------      --------
          Total revenues                                        441,154       66,288       52,974       560,416
                                                               --------     --------     --------      --------

COSTS AND EXPENSES
   Lease operating expenses                                      77,418       12,304       16,985       106,707
   Transportation costs                                           9,025        2,788           --        11,813
   Production taxes                                              19,071          227          100        19,398
   Depreciation, depletion and amortization of property
     and equipment                                              139,976       15,994        9,282       165,252
   Amortization of goodwill                                      10,326           --            6        10,332
   General and administrative expenses                           22,027        2,254          569        24,850
   Interest expense                                              37,348        2,428          300        40,076
   Deferred effect of changes in foreign currency exchange
     rate on subsidiary's long-term debt                             --        2,408           --         2,408
                                                               --------     --------     --------      --------
          Total costs and expenses                              315,191       38,403       27,242       380,836
                                                               --------     --------     --------      --------
Earnings before income tax expense                              125,963       27,885       25,732       179,580

INCOME TAX EXPENSE
   Current                                                       31,947          700        3,500        36,147
   Deferred                                                      16,496       12,910        8,840        38,246
                                                               --------     --------     --------      --------
          Total income tax expense                               48,443       13,610       12,340        74,393
                                                               --------     --------     --------      --------

Net earnings                                                     77,520       14,275       13,392       105,187
Preferred stock dividends                                         2,434           --           --         2,434
                                                               --------     --------     --------      --------
Net earnings applicable to common shareholders                 $ 75,086       14,275       13,392       102,753
                                                               ========     ========     ========      ========

Capital expenditures                                           $339,727       36,026       60,302       436,055
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

Royalty Matters

         More than 30 oil companies, including Devon, are involved in disputes in which it is alleged that such companies and related parties underpaid royalty, overriding royalty and working interests owners in connection with the production of crude oil. The proceedings include suits in federal court in Texas, Louisiana, Mississippi and Wyoming that have been consolidated into one proceeding in Texas. To avoid expensive and protracted litigation, certain parties, including Devon, have entered into a global settlement agreement which provides for a settlement of all claims of all members of the settlement class. The court held a fairness hearing and issued an Amended Final Judgment approving the settlement on September 10, 1999. However, certain entities have appealed their objections to the settlement. Devon's share of the proposed settlement, which was accrued at March 31, 2001, is not material to its financial position, results of operations or liquidity.

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

                                       DEVON ENERGY CORPORATION


Date: December 18, 2001                /s/ Danny J. Heatly
                                       -----------------------------------------
                                       Danny J. Heatly
                                       Vice President - Accounting