Form 10-Q/A
period 2001-06-30
DEVON ENERGY CORP/DE
filed 2001-12-18
CIK 1090012

================================================================================


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

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                      -----------------------   -------------------------
                                                                         2001         2000          2001          2000
                                                                      ----------   ----------    ----------    ----------
                                                                                          (UNAUDITED)
REVENUES
    Oil sales                                                         $  234,574       274,778      488,556       544,935
    Gas sales                                                            443,014       327,460    1,168,178       568,277
    Natural gas liquids sales                                             31,964        33,539       64,301        70,916
    Other                                                                 15,610        12,707       27,714        24,772
                                                                      ----------   ----------    ----------    ----------
            Total revenues                                               725,162       648,484    1,748,749     1,208,900
                                                                      ----------    ----------   ----------    ----------

COSTS AND EXPENSES
    Lease operating expenses                                             115,455       111,100      238,103       217,807
    Transportation costs                                                  18,419        12,932       35,823        24,745
    Production taxes                                                      29,549        22,473       74,058        41,871
    Depreciation, depletion and amortization of property and
      equipment                                                          184,702       172,251      367,594       337,503
    Amortization of goodwill                                               8,461        10,361       16,923        20,693
    General and administrative expenses                                   24,628        24,023       46,890        48,873
    Interest expense                                                      34,402        40,875       68,940        80,951
    Deferred effect of changes in foreign currency exchange
      rate on subsidiary's long-term debt                                     --            --           --         2,408
    Change in fair value of derivative instruments                        (7,460)           --        6,582            --
    Reduction of carrying value of oil and gas properties                 76,942            --       76,942            --
                                                                      ----------    ----------   ----------    ----------
            Total costs and expenses                                     485,098       394,015      931,855       774,851
                                                                      ----------    ----------   ----------    ----------



Earnings before income tax expense and cumulative effect of
    change in accounting principle                                       240,064       254,469      816,894       434,049

INCOME TAX EXPENSE (BENEFIT)
    Current                                                               (1,204)       36,358      142,892        72,505
    Deferred                                                             104,878        64,777      186,797
                                                                      ----------    ----------   ----------    ----------
                                                                                                                 103,023
            Total income tax expense                                     103,674       101,135      329,689       175,528
                                                                      ----------    ----------   ----------    ----------

Earnings before cumulative effect of change in accounting principle      136,390       153,334      487,205       258,521
Cumulative effect of change in accounting principle, net of income
    tax expense of $31,617                                                    --            --       49,452            --
                                                                      ----------    ----------   ----------    ----------

Net earnings                                                             136,390       153,334      536,657       258,521
Preferred stock dividends                                                  2,434         2,434        4,868         4,868
                                                                      ----------    ----------   ----------    ----------

Net earnings applicable to common shareholders                        $  133,956       150,900      531,789       253,653
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

                                                                                      INTER-
                                                              U.S.       CANADA       NATIONAL      TOTAL
                                                           ----------   ----------   ----------   ----------
                                                                             (IN THOUSANDS)
AS OF JUNE 30, 2001:
Current assets                                             $  755,110       68,761      287,642    1,111,513
Property and equipment, net of accumulated depreciation,
  depletion and amortization                                4,280,010      650,731      709,396
                                                                                                   5,640,137
Investment in Chevron Corporation common stock                641,865           --           --      641,865
Goodwill, net of amortization                                 230,431           --       47,336      277,767
Other assets                                                  119,123           82       13,551      132,756
                                                           ----------   ----------   ----------   ----------
          Total assets                                     $6,026,539      719,574    1,057,925    7,804,038
                                                           ==========   ==========   ==========   ==========

Current liabilities                                           366,257       73,644      147,936
                                                                                                     587,837
Other liabilities                                             132,246          888       34,843      167,977
Debentures exchangeable into shares of Chevron
  Corporation common stock 642,329                                 --           --      642,329
Other long-term debt                                        1,346,573       92,246           --    1,438,819
Deferred revenue                                               80,444          537          491       81,472
Fair value of derivative instruments                           12,110        5,869           --       17,979
Deferred income taxes                                         874,839      113,475       22,070    1,010,384
Stockholders' equity                                        2,571,741      432,915      852,585    3,857,241
                                                           ----------   ----------   ----------   ----------
          Total liabilities and stockholders' equity       $6,026,539      719,574    1,057,925    7,804,038
                                                           ==========   ==========   ==========   ==========

                                                                                     INTER-
                                                              U.S.        CANADA     NATIONAL       TOTAL
                                                            ---------    ---------   ---------    ---------
                                                                              (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001:
REVENUES
   Oil sales                                                $ 144,352       28,977      61,245      234,574
   Gas sales                                                  387,627       52,104       3,283      443,014
   Natural gas liquids sales                                   27,472        4,197         295       31,964
   Other                                                       10,362          637       4,611       15,610
                                                            ---------    ---------   ---------    ---------
          Total revenues                                      569,813       85,915      69,434      725,162
                                                            ---------    ---------   ---------    ---------

COSTS AND EXPENSES
   Lease operating expenses                                    79,343       16,782      19,330      115,455
   Transportation costs                                        15,414        3,005          --       18,419
   Production taxes                                            28,910          475         164       29,549
   Depreciation, depletion and amortization of property
     and equipment                                            147,444       20,000      17,258      184,702
   Amortization of goodwill                                     8,450           --          11        8,461
   General and administrative expenses                         25,266        1,914      (2,552)      24,628
   Interest expense                                            32,750        1,397         255       34,402
   Change in fair value of derivative instruments              (7,460)          --          --       (7,460)
   Reduction of carrying value of oil and gas properties           --           --      76,942       76,942
                                                            ---------    ---------   ---------    ---------
          Total costs and expenses                            330,117       43,573     111,408      485,098
                                                            ---------    ---------   ---------    ---------
Earnings (loss) before income tax expense                     239,696       42,342     (41,974)     240,064

INCOME TAX EXPENSE (BENEFIT)
   Current                                                     (8,790)         974       6,612       (1,204)
   Deferred                                                    97,114       14,892      (7,128)     104,878
                                                            ---------    ---------   ---------    ---------
          Total income tax expense (benefit)                   88,324       15,866        (516)     103,674
                                                            ---------    ---------   ---------    ---------

Net earnings (loss)                                           151,372       26,476     (41,458)     136,390
Preferred stock dividends                                       2,434           --          --        2,434
                                                            ---------    ---------   ---------    ---------

Net earnings (loss) applicable to common shareholders       $ 148,938       26,476     (41,458)     133,956
                                                            =========    =========   =========    =========

Capital expenditures                                        $ 565,937       48,477      58,419      672,833
                                                            =========    =========   =========    =========

                                                                                 INTER-
                                                            U.S.      CANADA    NATIONAL   TOTAL
                                                          --------   --------   --------  --------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2000:

REVENUES
   Oil sales                                              $187,842     27,695     59,241    274,778
   Gas sales                                               287,964     36,496      3,000    327,460
   Natural gas liquids sales                                29,270      4,169        100     33,539
   Other                                                    10,466      1,231      1,010     12,707
                                                          --------   --------   --------   --------
          Total revenues                                   515,542     69,591     63,351    648,484
                                                          --------   --------   --------   --------

COSTS AND EXPENSES
   Lease operating expenses                                 79,802     12,921     18,377    111,100
   Transportation costs                                      9,992      2,940         --     12,932
   Production taxes                                         22,076        297        100     22,473
   Depreciation, depletion and amortization of property
     and equipment                                         144,836     16,359     11,056    172,251
   Amortization of goodwill                                 10,355         --          6     10,361
   General and administrative expenses                      20,725      2,541        757     24,023
   Interest expense                                         38,007      2,568        300     40,875
                                                          --------   --------   --------   --------
          Total costs and expenses                         325,793     37,626     30,596    394,015
                                                          --------   --------   --------   --------

Earnings before income tax expense                         189,749     31,965     32,755    254,469

INCOME TAX EXPENSE
   Current                                                  32,379        279      3,700     36,358
   Deferred                                                 39,751     14,353     10,673     64,777
                                                          --------   --------   --------   --------
          Total income tax expense                          72,130     14,632     14,373    101,135
                                                          --------   --------   --------   --------

Net earnings                                               117,619     17,333     18,382    153,334
Preferred stock dividends                                    2,434         --         --      2,434
                                                          --------   --------   --------   --------

Net earnings applicable to common shareholders            $115,185     17,333     18,382    150,900
                                                          ========   ========   ========   ========

Capital expenditures                                      $206,744     42,131     34,097    282,972
                                                          ========   ========   ========   ========

                                                                                          INTER-
                                                               U.S.          CANADA       NATIONAL        TOTAL
                                                            -----------    -----------   -----------    -----------
                                                                                (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2001:
REVENUES
   Oil sales                                                $   310,900         56,764       120,892        488,556
   Gas sales                                                  1,030,808        131,569         5,801      1,168,178
   Natural gas liquids sales                                     54,635          9,321           345         64,301
   Other                                                         23,943          1,690         2,081         27,714
                                                            -----------    -----------   -----------    -----------
          Total revenues                                      1,420,286        199,344       129,119      1,748,749
                                                            -----------    -----------   -----------    -----------

COSTS AND EXPENSES
   Lease operating expenses                                     167,806         32,119        38,178        238,103
   Transportation costs                                          30,050          5,773            --         35,823
   Production taxes                                              72,826            893           339         74,058
   Depreciation, depletion and amortization of property
     and equipment                                              296,578         39,285        31,731        367,594
   Amortization of goodwill                                      16,901             --            22         16,923
   General and administrative expenses                           45,709          3,824        (2,643)        46,890
   Interest expense                                              64,918          3,512           510         68,940
   Change in fair value of derivative instruments                 6,582             --            --          6,582
   Reduction of carrying value of oil and gas properties             --             --        76,942         76,942
                                                            -----------    -----------   -----------    -----------
          Total costs and expenses                              701,370         85,406       145,079        931,855
                                                            -----------    -----------   -----------    -----------
Earnings (loss) before income tax expense and cumulative
    effect of change in accounting principle                    718,916        113,938       (15,960)       816,894

INCOME TAX EXPENSE
   Current                                                      131,087          1,910         9,895        142,892
   Deferred                                                     140,748         45,604           445        186,797
                                                            -----------    -----------   -----------    -----------
          Total income tax expense                              271,835         47,514        10,340        329,689
                                                            -----------    -----------   -----------    -----------

Earnings (loss) before cumulative effect of change in
    accounting principle                                        447,081         66,424       (26,300)       487,205
Cumulative effect of change in accounting principle              49,452             --            --         49,452
                                                            -----------    -----------   -----------    -----------

Net earnings (loss)                                             496,533         66,424       (26,300)       536,657
Preferred stock dividends                                         4,868             --            --          4,868
                                                            -----------    -----------   -----------    -----------

Net earnings (loss) applicable to common shareholders       $   491,665         66,424       (26,300)       531,789
                                                            ===========    ===========   ===========    ===========

Capital expenditures                                        $   796,691        109,841       112,227      1,018,759
                                                            ===========    ===========   ===========    ===========

                                                                                      INTER-
                                                               U.S.       CANADA      NATIONAL     TOTAL
                                                             ---------   ---------   ---------   ---------
                                                                           (IN THOUSANDS)

SIX MONTHS ENDED JUNE 30, 2000:

REVENUES
   Oil sales                                                 $ 377,676      57,168     110,091     544,935
   Gas sales                                                   494,833      67,844       5,600     568,277
   Natural gas liquids sales                                    62,271       8,545         100
                                                                                                    70,916
   Other                                                        21,916       2,322         534      24,772
                                                             ---------   ---------   ---------   ---------
          Total revenues                                       956,696     135,879     116,325   1,208,900
                                                             ---------   ---------   ---------   ---------

COSTS AND EXPENSES
   Lease operating expenses                                    157,220      25,225      35,362     217,807
   Transportation costs                                         19,017       5,728          --      24,745
   Production taxes                                             41,147         524         200      41,871
   Depreciation, depletion and amortization of property
     and equipment                                             284,812      32,353      20,338     337,503
   Amortization of goodwill                                     20,681          --          12      20,693
   General and administrative expenses                          42,752       4,795       1,326      48,873
   Interest expense                                             75,355       4,996         600      80,951
   Deferred effect of changes in foreign currency exchange
     rate on subsidiary's long-term debt                            --       2,408          --       2,408
                                                             ---------   ---------   ---------   ---------
          Total costs and expenses                             640,984      76,029      57,838     774,851
                                                             ---------   ---------   ---------   ---------

Earnings before income tax expense                             315,712      59,850      58,487     434,049

INCOME TAX EXPENSE
   Current                                                      64,326         979       7,200      72,505
   Deferred                                                     56,247      27,263      19,513     103,023
                                                             ---------   ---------   ---------   ---------
          Total income tax expense                             120,573      28,242      26,713     175,528
                                                             ---------   ---------   ---------   ---------

Net earnings                                                   195,139      31,608      31,774     258,521
Preferred stock dividends                                        4,868          --          --       4,868
                                                             ---------   ---------   ---------   ---------

Net earnings applicable to common shareholders               $ 190,271      31,608      31,774     253,653
                                                             =========   =========   =========   =========

Capital expenditures                                         $ 546,471      78,157      94,399     719,027
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

Royalty Matters

         More than 30 oil companies, including Devon, are involved in disputes in which it is alleged that such companies and related parties underpaid royalty, overriding royalty and working interests owners in connection with the production of crude oil. The proceedings include suits in federal court in Texas, Louisiana, Mississippi and Wyoming that have been consolidated into one proceeding in Texas. To avoid expensive and protracted litigation, certain parties, including Devon, have entered into a global settlement agreement which provides for a settlement of all claims of all members of the settlement class. The court held a fairness hearing and issued an Amended Final Judgment approving the settlement on September 10, 1999. However, certain entities have appealed their objections to the settlement. Devon's share of the proposed settlement, which was accrued at June 30, 2001, is not material to its financial position, results of operations or liquidity.

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