Form 10-K405
period 2001-12-31
DEVON ENERGY CORP/DE
filed 2002-03-19
CIK 1090012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 000-30176

                            DEVON ENERGY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                    DELAWARE                               73-1567067
         (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

                20 NORTH BROADWAY
             OKLAHOMA CITY, OKLAHOMA                       73102-8260
    (Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (405) 235-3611

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
Common Stock, par value $.10 per share         American Stock Exchange
4.9% Convertible Debentures, due 2008          The New York Stock Exchange
4.95% Convertible Debentures, due 2008         The New York Stock Exchange

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
Yes   x     No
    ----       ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                            ---
         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2002, was $7,202,248,538. At such date 154,117,214 shares of common stock and 2,005,569 exchangeable shares of Devon's wholly-owned subsidiary, Northstar Energy Corporation, were outstanding. Each exchangeable share is exchangeable for one share of Devon common stock. .

                       DOCUMENTS INCORPORATED BY REFERENCE
     Proxy statement for the 2002 annual meeting of stockholders - Part III

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I
    Item 1. Business............................................................         4
    Item 2. Properties..........................................................        16
    Item 3. Legal Proceedings...................................................        25
    Item 4. Submission of Matters to a Vote of Security Holders.................        26

PART II
    Item 5. Market for Registrant's Common Equity
       and Related Stockholder Matters..........................................        27
    Item 6. Selected Financial Data.............................................        28
    Item 7. Management's Discussion and Analysis of Financial Condition
       and Results of Operations................................................        31
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........        64
    Item 8. Financial Statements and Supplementary Data.........................        69
    Item 9. Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.................................................       131

PART III
    Item 10. Directors and Executive Officers of the Registrant.................       131
    Item 11. Executive Compensation.............................................       131
    Item 12. Security Ownership of Certain Beneficial Owners and Management.....       131
    Item 13. Certain Relationships and Related Transactions.....................       131

PART IV
    Item 14. Exhibits, Financial Statements and Schedules,
       and Reports on Form 8-K..................................................       132

                                   DEFINITIONS
                            As used in this document:
                         "Mcf" means thousand cubic feet
                         "MMcf" means million cubic feet
                         "Bcf" means billion cubic feet
     "MMBtu" means million British thermal units, a measure of heating value
                               "Bbl" means barrel
                         "MBbls" means thousand barrels
                         "MMBbls" means million barrels
                      "Boe" means equivalent barrels of oil
                 "MBoe" means thousand equivalent barrels of oil
                 "MMBoe" means million equivalent barrels of oil
                     "Oil" includes crude oil and condensate
                        "NGLs" means natural gas liquids
    "Domestic" means the properties of the Company in the onshore continental
                United States and the offshore Gulf of Mexico "Permian/Mid-Continent, Rocky Mountain and Gulf" means the divisions of the
    Company with properties in the onshore continental United States and the offshore properties in the Gulf of Mexico
 "Canada" means the division of the Company encompassing oil and gas properties located in the Western Canadian Sedimentary Basin in Alberta and British
                                    Columbia
   "International" means the division of the Company encompassing oil and gas properties that lie outside the United States and Canada

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, NGLs and other products or services, the price of oil, natural gas, NGLs and the other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, costs or difficulties related to the integration of the businesses of Devon, Mitchell Energy & Development Corp. ("Mitchell") and Anderson Exploration Ltd. ("Anderson"), general economic conditions, either internationally or nationally or in the jurisdictions in which Devon or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item
2. Properties - Proved Reserves and Estimated Future Net Revenue" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Devon Energy Corporation, including its subsidiaries, ("Devon" or the "Company") is an independent energy company engaged primarily in oil and gas exploration, development and production, acquisition of producing properties, transportation of oil and gas and processing of natural gas. Through its predecessors, Devon began operations in 1971 as a privately-held company. In 1988, the Company's common stock began trading publicly on the American Stock Exchange under the symbol DVN. In addition, commencing on December 15, 1998, a new class of Devon exchangeable shares began trading on The Toronto Stock Exchange under the symbol NSX. These shares are essentially equivalent to Devon common stock. However, because they are issued by Devon's wholly-owned subsidiary, Northstar Energy Corporation ("Northstar"), they qualify as a domestic Canadian investment for Canadian institutional shareholders. They are exchangeable at any time, on a one-for-one basis, for common shares of Devon.

         The principal and administrative offices of Devon are located at 20 North Broadway, Oklahoma City, OK 73102-8260 (telephone 405/235-3611).

         Devon currently owns oil and gas properties concentrated in five operating divisions: the Permian/Mid-Continent, Rocky Mountain and Gulf divisions include onshore properties in the continental United States and offshore properties primarily in the Gulf of Mexico; Canada, which includes properties in the Western Canadian Sedimentary Basin in Alberta and British Columbia; and the International Division, which includes properties in Argentina, Azerbaijan, China, Indonesia and West Africa. In addition, Devon created a sixth operating division to incorporate its U.S. midstream activities with its marketing activities. The responsibilities of the Marketing and Midstream Division include marketing natural gas, crude oil and NGLs. The division is also responsible for the construction and operation of pipelines, storage and treating facilities and gas processing plants. These services are performed for Devon as well as for unrelated third parties. (A detailed description of the significant properties can be found under "Item 2. Properties
- Significant Properties" beginning on page 16 hereof).

         At December 31, 2001, Devon's estimated proved reserves were 1,620 MMBoe, of which 56% were natural gas reserves and 44% were oil and NGLs reserves. The present value of pre-tax future net revenues discounted at 10% per annum assuming essentially constant prices ("10% Present Value") of such reserves was $7.2 billion. After taxes, the present value was $5.3 billion. Devon is one of the top five public independent oil and gas companies based in the United States, as measured by oil and gas reserves.

STRATEGY

         Devon's primary objectives are to build reserves, production, cash flow and earnings per share by (a) acquiring oil and gas properties, (b) exploring for new oil and gas reserves and (c) optimizing production and value from existing oil and gas properties. Devon's management seeks to achieve these objectives by (a) concentrating its properties in core areas to achieve economies of scale, (b) acquiring and developing high profit margin properties, (c) continually disposing of marginal and non-strategic properties,
(d) balancing reserves between oil and gas, (e) maintaining a high degree of financial flexibility, and (f) enhancing the value of Devon's production through marketing and midstream activities.

         During 1988, Devon expanded its capital base with its first issuance of common stock to the public. This transaction began a substantial expansion program that has continued through the subsequent years. Devon has used a two-pronged strategy of acquiring producing properties and engaging in drilling activities to achieve this expansion. Total proved reserves increased from 8.1 MMBoe at year-end 1987 (without giving effect to the 1998 and 2000 mergers accounted for as poolings of interests) to 1,620 MMBoe at year-end 2001.

         Devon's objective, however, is to increase value per share, not simply to increase total assets. Reserves have grown from 1.31 Boe per share at year-end 1987 (without giving effect to the 1998 and 2000 poolings) to 12.84 Boe per share at year-end 2001. This represents a compound annual growth rate of 17.7%. Another measure of value per share is oil and gas production per share. Production increased from 0.18 Boe per share in 1987 (without giving effect to the 1998 and 2000 poolings) to 1.07 Boe per share in 2001, a compound annual growth rate of 13.6%.

DEVELOPMENT OF BUSINESS

         In August and September 2001, Devon announced two major acquisitions that eventually would almost double its total proved reserves to over two billion Boe. On August 13, 2001, Devon announced an agreement to merge with Mitchell Energy & Development Corp. ("Mitchell"). The terms of this merger called for Devon to issue approximately 30 million shares of Devon common stock and to pay $1.6 billion in cash to the Mitchell stockholders. Although the merger agreement was signed in August 2001, the transaction did not close until January 24, 2002. Therefore, this merger did not affect Devon's 2001 reported results.

         Following the Mitchell merger announcement, Devon announced on September 4, 2001, that it had entered into an agreement to acquire Anderson Exploration Ltd. ("Anderson") for approximately $3.5 billion in cash. This acquisition closed on October 15, 2001, and therefore had an impact on Devon's results for the last two and one-half months of the year.

         To fund the cash portions of these two acquisitions, as well as to pay related transaction costs and retire certain long-term debt assumed from Mitchell and Anderson, Devon entered into long-term debt agreements in October 2001 that totaled $6 billion. As part of this $6 billion total, Devon issued $3 billion of notes and debentures on October 3, 2001. Of this total, $1.25 billion bear interest at 7.875% and mature in September 2031. The remaining $1.75 billion bear interest at 6.875% and mature in September 2011.

         The remaining $3 billion of the $6 billion of long-term debt is in the form of a credit facility that bears interest at floating rates. At December 31, 2001, $1 billion of this facility was borrowed. Following the close of the Mitchell transaction, the $3 billion facility was fully borrowed. Principal payments due on this debt are $0.2 billion in October 2004, $1.2 billion in

2005 and $1.6 billion in 2006. The 2005 and 2006 payments are split equally in payments due in April and October of those years. The interest rate on this debt at December 31, 2001 was 2.9%.


FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHICAL AREAS

         Note 17 to the consolidated financial statements included in (Item 8. Financial Statements and Supplemental Data) of this report contains information on Devon's segments and geographical areas.

DRILLING ACTIVITIES

         Devon is engaged in numerous drilling activities on properties presently owned and intends to drill or develop other properties acquired in the future. Devon's 2002 drilling activities will be focused in the Rocky Mountains, Permian Basin, Mid-Continent, Gulf of Mexico and onshore Gulf Coast areas in the U.S., the Western Sedimentary areas of Canada and in China and West Africa outside North America.

         The following tables set forth the results of Devon's drilling activity for the past five years.

                                                 UNITED STATES PROPERTIES


                            Development Wells                                           Exploratory Wells
                            -----------------                                           -----------------
                  Gross (1)                      Net (2)                       Gross (1)                    Net(2)
                  ---------                      -------                       ---------                    ------
        Productive      Dry    Total  Productive     Dry     Total   Productive      Dry   Total  Productive      Dry    Total
        ----------      ---    -----  ----------     ---     -----   ----------      ---   -----  ----------      ---    -----
1997           484       17      501      303.00    9.10    312.10           30       23      53       11.30     9.00    20.30
1998           374        1      375      153.69    0.10    153.79           24       21      45       11.36     7.54    18.90
1999           547        8      555      345.35    3.80    349.15           71        9      80       51.91     5.78    57.69
2000           890       13      903      512.18    6.80    518.98           95       11     106       80.09     7.41    87.50
2001           961       19      980      638.26   12.91    651.17          148       17     165      122.61    11.53   134.14
               ---       --      ---      ------   -----    ------          ---       --     ---      ------    -----   ------
Total        3,256       58    3,314    1,952.48   32.71  1,985.19          368       81     449      277.27    41.26   318.53
             =====       ==    =====    ========   =====  ========          ===       ==     ===      ======    =====   ======


                                                   CANADIAN PROPERTIES


                            Development Wells                                           Exploratory Wells
                            -----------------                                           -----------------
                  Gross (1)                      Net (2)                       Gross (1)                    Net(2)
                  ---------                      -------                       ---------                    ------
        Productive      Dry    Total  Productive     Dry     Total   Productive      Dry   Total  Productive      Dry    Total
        ----------      ---    -----  ----------     ---     -----   ----------      ---   -----  ----------      ---    -----
1997           126       29      155       88.20   23.20    111.40           55       48     103       43.50    42.20    85.70
1998           112       15      127       74.88   11.04     85.92           45       37      82       32.99    30.50    63.49
1999            65        9       74       29.61    3.45     33.06           39       23      62       25.15    16.03    41.18
2000           130        6      136       68.74    3.25     71.99           70       27      97       40.60    19.27    59.87
2001           163       26      189      100.91   16.53    117.44           82       21     103       63.96    14.05    78.01
               ---       --      ---      ------   -----    ------           --       --     ---       -----    -----    -----
Total          596       85      681      362.34   57.47    419.81          291      156     447      206.20   122.05   328.25
               ===       ==      ===      ======   =====    ======          ===      ===     ===      ======   ======   ======


                                                     INTERNATIONAL PROPERTIES


                            Development Wells                                           Exploratory Wells
                            -----------------                                           -----------------
                  Gross (1)                      Net (2)                       Gross (1)                    Net(2)
                  ---------                      -------                       ---------                    ------
        Productive      Dry    Total  Productive     Dry     Total   Productive      Dry   Total  Productive      Dry    Total
        ----------      ---    -----  ----------     ---     -----   ----------      ---   -----  ----------      ---    -----
1997            43        2       45       10.00    0.60     10.60            1        5       6        0.30     1.80     2.10
1998            59        2       61       18.90    0.60     19.50            9       18      27        2.90     8.20    11.10
1999            42        2       44       10.00    0.60     10.60            1        4       5        0.50     1.60     2.10
2000            75        1       76       19.71    0.50     20.21            1        9      10        0.33     6.01     6.34
2001            84        1       85       21.71    0.51     22.22            6       17      23        1.96     9.30    11.26
                --        -       --       -----    ----     -----            -       --      --        ----     ----    -----
Total          303        8      311       80.32    2.81     83.13           18       53      71        5.99    26.91    32.90
               ===        =      ===       =====    ====     =====           ==       ==      ==        ====    =====    =====

                                                        TOTAL PROPERTIES


                            Development Wells                                           Exploratory Wells
                            -----------------                                           -----------------
                  Gross (1)                      Net (2)                       Gross (1)                    Net(2)
                  ---------                      -------                       ---------                    ------
        Productive      Dry    Total  Productive     Dry     Total   Productive      Dry   Total  Productive      Dry    Total
        ----------      ---    -----  ----------     ---     -----   ----------      ---   -----  ----------      ---    -----
1997           653       48      701      401.20   32.90    434.10           86       76     162       55.10    53.00   108.10
1998           545       18      563      247.47   11.74    259.21           78       76     154       47.25    46.24    93.49
1999           654       19      673      384.96    7.85    392.81          111       36     147       77.56    23.41   100.97
2000         1,095       20    1,115      600.63   10.55    611.18          166       47     213      121.02    32.69   153.71
2001         1,208       46    1,254      760.88   29.95    790.83          236       55     291      188.53    34.88   223.41
             -----       --    -----      ------   -----    ------          ---       --     ---      ------    -----   ------
Total        4,155      151    4,306    2,395.14   92.99  2,488.13          677      290     967      489.46   190.22   679.68
             =====      ===    =====    ========   =====  ========          ===      ===     ===      ======   ======   ======

(1)  Gross wells are the sum of all wells in which Devon owns an interest.

(2)  Net wells are the sum of Devon's working interests in gross wells.

         As of December 31, 2001, Devon was participating in the drilling of 45 gross (27.58 net) wells in the U.S., 35 gross (23.31 net) wells in Canada and 18 gross (7.96 net) wells internationally. Of these wells, through February 15, 2002, 22 gross (14.24 net) wells in the U.S., 26 gross (18.00 net) wells in Canada and 6 gross (1.15 net) wells internationally had been completed as productive. An additional 2 gross (2.00 net) wells in the U.S., 2 gross (2.00 net) wells in Canada and 1 gross (0.50 net) well internationally were dry holes. The remaining wells were still in process.

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

         For the years ended December 31, 2001 and 2000, one significant purchaser, Enron Capital and Trade Resource Corporation ("Enron"), accounted for 16% and 20%, respectively, of Devon's combined oil, gas and NGLs sales. No purchaser accounted for over 10% of such revenues in 1999. Devon does not consider itself dependent upon this purchaser, since other purchasers are willing to purchase this same production at competitive prices.

         On December 2, 2001, Enron Corp. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to this date, Devon had terminated substantially all of its agreements to sell oil or gas to Enron related entities. Devon incurred $3 million of losses for sales to Enron related subsidiaries which were not collected prior to the bankruptcy filing.

OIL AND NATURAL GAS MARKETING

         Oil Marketing. Devon's oil production is sold under both long-term and short-term agreements at prices negotiated with third parties. Devon periodically enters into financial commodity hedging activities with a portion of its oil production which are intended to support its oil price at targeted levels and to manage the Company's exposure to oil price fluctuations. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

         Natural Gas Marketing. Devon's gas production is also sold under both long-term and short-term agreements at prices negotiated with third parties. Devon periodically enters into financial commodity hedging activities with a portion of its gas production which are intended to support its gas price at targeted levels and to manage the Company's exposure to gas price fluctuations. Although exact percentages vary daily, as of February 2002 approximately 65% of Devon's natural gas production was sold under short-term contracts at variable or market-sensitive prices. These market-sensitive sales are referred to as "spot market" sales. Another 26% were committed under various long-term contracts (one year or more) which dedicate the natural gas to a purchaser for an extended period of time, but still at market sensitive prices. Devon's remaining gas production was sold under fixed price contracts: 8% under short-term agreements and 1% under long-term contracts.

         Under both long-term and short-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are re-negotiated from daily intervals up to one-year intervals. The spot market has become progressively more competitive in recent years. As a result, prices on the spot market have been volatile.

         The spot market is subject to volatility as supply and demand factors in various regions of North America fluctuate. In addition to fixed price contracts, Devon periodically enters into hedging arrangements or firm delivery commitments with a portion of its gas production. These activities are intended to support targeted gas price levels and to manage the Company's exposure to gas price fluctuations. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

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

         UNITED STATES REGULATION

          In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Devon is unable to predict the future cost or impact of complying with such laws and regulations. The Company considers the cost of environmental protection a necessary and manageable part of its business. The Company has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

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

         Environmental and Occupational Regulations. Various federal, state and local laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Devon's exploration, development, processing, and production operations and the costs attendant thereto. These laws and regulations increase Devon's overall operating expenses. Devon maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of oil, salt water or other substances. However, 100% coverage is not maintained concerning any environmental claim, and no coverage is maintained with respect to any penalty or fine required to be paid by Devon because of its violation of any federal, state or local law. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Devon's unreimbursed expenditures in 2001 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters. The Company considers the cost of environmental protection a necessary and manageable part of its business. The Company has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

         Devon is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of same, Devon is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations. The Company considers the cost of environmental protection a necessary and manageable part of its business. The Company has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

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

         Certain of Devon's historical operations acquired in historical and recent mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of December 31, 2001, Devon's consolidated balance sheet included $8 million of accrued liabilities, reflected in "Other liabilities," for environmental remediation. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Devon's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Devon's monetary exposure is not expected to be material.

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

         Environmental Regulation. The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Devon's unreimbursed expenditures in 2001 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters.

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

         Environmental Regulations. Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Devon's exploration, development, processing and production operations and the costs attendant thereto. In general, this consists of preparing Environmental Impact Assessments in order to receive required environmental permits to conduct drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, and spill contingency plans. In some countries, the application of worldwide standards, such as ISO 14000 governing Environmental Management Systems, are required to be implemented for international oil and gas operations.

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

EMPLOYEES

         As of December 31, 2001, Devon's staff consisted of 2,826 full-time employees. The Company also engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis. The Company believes that it has good labor relations with its employees.

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

PROVED RESERVES AND ESTIMATED FUTURE NET REVENUE

         "Proved reserves" are those quantities of oil, natural gas and NGLs, which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions. All reserve estimates were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC definitions and guidelines (as described in the following notes). The following table sets forth Devon's estimated proved reserves, the estimated future net revenues therefrom and the 10% Present Value thereof as of December 31, 2001. Approximately 67% of Devon's U.S. proved reserves were estimated by LaRoche Petroleum Consultants, Ltd. and Ryder Scott Company Petroleum Consultants, independent petroleum consultants. Devon's internal staff of engineers estimated the remainder of the U.S. reserves. Approximately 43% of the year-end 2001 Canadian proved reserves were calculated by the independent petroleum consultants of Paddock Lindstrom & Associates and Gilbert Laustsen Jung Associates, Ltd. The remaining percentage of Canadian reserves are based on Devon's own estimates. The international proved reserves, other than Canada, were calculated by the independent petroleum consultants of Ryder Scott Company Petroleum Consultants. These estimates correspond with the method used in presenting the "Supplemental Information on Oil and Gas Operations" in Note 16 to Devon's Consolidated Financial Statements included herein, except that federal income taxes attributable to such future net revenues have been disregarded in the presentation below.

                                                                         TOTAL       PROVED          PROVED
                                                                        PROVED      DEVELOPED      UNDEVELOPED
                                                                       RESERVES    RESERVES (1)    RESERVES (2)
                                                                       --------    ------------    ------------
TOTAL RESERVES
         Oil (MMBbls)................................................       586             324             262
         Gas (Bcf)...................................................     5,477           3,948           1,529
         NGL (MMBbls)................................................       121              88              33
         MMBoe (3)...................................................     1,620           1,070             550
         Pre-tax Future Net Revenue ($ millions)(4)..................    13,138           8,707           4,431
         Pre-tax 10% Present Value ($ millions)(4)...................     7,174           5,800           1,374
         Standardized measure of discounted future net
           cash flows ($ millions)(5)................................     5,314

U.S. RESERVES
         Oil (MMBbls)................................................       191             167              24
         Gas (Bcf)...................................................     2,399           1,988             411
         NGL (MMBbls)................................................        52              48               4
         MMBoe (3)...................................................       642             545              97
         Pre-tax Future Net Revenue ($ millions)(4)..................     5,294           4,663             631
         Pre-tax 10% Present Value ($ millions)(4)...................     3,270           2,952             318
         Standardized measure of discounted future net
           cash flows ($ millions)(5)................................     2,801

CANADIAN RESERVES
         Oil (MMBbls)................................................       166             124              42
         Gas (Bcf)...................................................     2,625           1,923             702
         NGL (MMBbls)................................................        56              40              16
         MMBoe (3)...................................................       659             485             174
         Pre-tax Future Net Revenue ($ millions)(4)..................     4,797           3,732           1,065
         Pre-tax 10% Present Value ($ millions)(4)...................     2,744           2,614             130
         Standardized measure of discounted future net
           cash flows ($ millions)(5)................................     1,596

INTERNATIONAL RESERVES
         Oil (MMBbls)................................................       229              33             196
         Gas (Bcf)...................................................       453              37             416
         NGL (MMBbls)................................................        13              --              13
         MMBoe (3)...................................................       319              40             279
         Pre-tax Future Net Revenue ($ millions)(4)..................     3,047             312           2,735
         Pre-tax 10% Present Value ($ millions)(4)...................     1,160             234             926
         Standardized measure of discounted future net
           cash flows ($ millions)(5)................................       917

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

(3) Gas reserves are converted to MMBoe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market conditions and other factors in addition to relative energy content.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and development costs. The amounts shown do not give effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization.

     These amounts were calculated using prices and costs in effect as of December 31, 2001. These prices were not changed except where different prices were fixed and determinable from applicable contracts. These assumptions yield average prices over the life of Devon's properties of $16.54 per Bbl of oil, $2.28 per Mcf of natural gas and $13.21 per Bbl of NGLs. These prices compare to December 31, 2001, New York Mercantile Exchange prices of $19.84 per Bbl for crude oil and of $2.65 per MMBtu for natural gas.

(5) See Note 16 to the consolidated financial statements included in Item 8 of this report.

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

         The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil, gas and NGL production subsequent to December 31, 2001. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

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

PRODUCTION, REVENUE AND PRICE HISTORY

         Certain information concerning oil and natural gas production, prices, revenues (net of all royalties, overriding royalties and other third party interests) and operating expenses for the three years ended December 31, 2001, is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

WELL STATISTICS

          The following table sets forth Devon's producing wells as of December 31, 2001:

                         Oil Wells                     Gas Wells                    Total Wells
                         ---------                     ---------                    -----------
                   Gross (1)       Net (2)     Gross (1)         Net (2)     Gross (1)          Net (2)
                   ---------       -------     ---------         -------     ---------          -------
U.S.                   8,610         4,054         9,224           4,591        17,834            8,645
Canada                 6,999         3,205         6,998           4,038        13,997            7,243
International          1,393           397            75              25         1,468              422
                   ---------       -------     ---------         -------     ---------          -------
Total                 17,002         7,656        16,297           8,654        33,299           16,310
                   =========       =======     =========         =======     =========          =======

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

UNDEVELOPED ACREAGE

         The following table sets forth Devon's developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2001.

                                                          Developed                          Undeveloped
                                                          ---------                          -----------
                                                Gross (1)          Net (2)          Gross (1)           Net (2)
                                                ---------          -------          ---------           -------
United States                                                           (In Thousands)
                                                                        --------------
   Permian/Mid-Continent Division
           Permian Basin                              780              383              1,270               566
           Mid-Continent                              698              432              1,664               986
                                                    -----            -----             ------            ------
           Total Permian/Mid-
               Continent Division                   1,478              815              2,934             1,552
                                                    -----            -----             ------            ------

   Rocky Mountain Division                            576              308              1,962             1,374
                                                    -----            -----             ------            ------
   Gulf Division
           Offshore                                   638              333                903               579
           Onshore                                    389              220                153                55
                                                    -----            -----             ------            ------
           Total Gulf Division                      1,027              553              1,056               634
                                                    -----            -----             ------            ------

           Total U.S.                               3,081            1,676              5,952             3,560

Canada                                              4,032            2,486             15,378            10,233

International                                         495              209             14,846             7,838
                                                    -----            -----             ------            ------
Grand Total                                         7,608            4,371             36,176            21,631
                                                    =====            =====             ======            ======

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

         Devon is the operator of 16,478 of its wells. As operator, Devon receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, Devon records the monthly overhead reimbursements as a reduction of general and administrative expense, which is a common industry practice.

ORGANIZATION STRUCTURE

         Devon's properties are distributed geographically in five separate divisions. Operations in the United States are focused in the Permian/Mid-Continent, the Rocky Mountain and Gulf divisions. Canadian operations are focused in the Western Canadian Sedimentary Basin in Alberta and British Columbia. All operations outside North America make up Devon's International division. Maintaining a tight geographic focus in selected core areas is a key element of Devon's operating strategy. This concentration has allowed Devon to improve operating and capital efficiency.

UNITED STATES PROPERTIES

PERMIAN/MID-CONTINENT DIVISION

         Devon's Permian/Mid-Continent Division includes portions of New Mexico, Texas, Oklahoma, Kansas, Mississippi and Louisiana. This area encompasses a wide variety of geologic formations and productive depths. The Permian/Mid-Continent produces more oil than any other division in the company and a significant portion of Devon's natural gas. Devon's Permian/Mid-Continent production has historically come from conventional oil and gas properties. However, Devon recently established dominant positions in two non-conventional gas plays in the Permian/Mid-Continent: the Barnett Shale and the Cherokee coalbed methane project.

         The most significant asset brought to Devon in its January 24, 2002 acquisition of Mitchell Energy is the interest in the Barnett Shale of north Texas. The Barnett Shale is known as a "tight gas" formation. This means that in its natural state, the formation is resistant to the production of natural gas. Mitchell spent decades understanding how to efficiently develop and produce this gas. The resulting technology yielded a low-risk and highly profitable natural gas play. Devon holds 525,000 net acres and over 800 producing wells in the Barnett Shale. Devon's average working interest is approximately 95%. The Barnett Shale is a unique, unconventional gas resource that offers immediate low-risk production growth and the potential for significant reserve additions.

         The key to unlocking the gas trapped within the tight shale is a completion technique called light sand fracturing. Light sand fracturing yields much better results than earlier techniques and costs less. Not only are new wells fractured when completed, but older wells can be refractured with excellent results. Refractured wells often exceed their original flow rates, even after years of production. In spite of recent improvements in fracture technology Devon anticipates recovering less than 10% of the gas in place. Further technological improvements could unlock additional potential.

         In 2002, Devon plans to drill 300 new Barnett Shale wells and refracture 144 wells. The Company also plans to drill eight exploratory wells outside the core development area with the hope of expanding the productive area. The Barnett Shale is expected to be an important growth area for Devon for many years to come.

         The other important new asset in the Permian/Mid-Continent Division is the Cherokee coalbed methane project. Coalbed methane is natural gas produced from underground coal deposits. Unlike conventional natural gas wells, coalbed methane wells initially produce water along with small quantities of gas. Over time, the water is removed from the reservoir releasing the gas trapped within the coal and gas production increases.

         During the first half of 2001, Devon acquired over 400,000 net acres within the Cherokee area of southeast Kansas and northeast Oklahoma. Devon began drilling in the second half of 2001 and had drilled 131 wells by the end of the year. Plans for 2002 are to drill 200 new wells and further refine completion techniques. Aggregate gas production should begin to reach significant levels in the second half of 2002 as drilling and de-watering progress. If the wells in this project perform as Devon believes they will, the Company expects to ultimately drill more than 1,000 wells in the play.


ROCKY MOUNTAIN DIVISION

         The Rocky Mountain Division includes Devon's properties in Wyoming, Utah, Colorado and northern New Mexico. While Devon's assets in the Rocky Mountains include significant conventional oil and gas properties, 2002 activity is focused primarily on coalbed methane projects.

         The Rocky Mountain Division manages three of Devon's four significant coalbed methane projects. The most active of these is in Wyoming's Powder River Basin. Devon began drilling coalbed methane wells in the Powder River Basin in 1998. To date, Devon has drilled almost 1,400 wells. Devon exited 2001 with net Powder River coalbed methane sales at about 90 million cubic feet of natural gas per day. This rate is expected to continue to rise as more wells are drilled and de-watered.

         Plans call for drilling more than 200 Powder River wells in 2002. This will include roughly 170 wells in existing producing areas and 90 wells in new project areas. Current production is primarily from the Wyodak coal formation. In addition, the Company has several new projects developing the deeper Big George coals. Success in the Big George would significantly expand the potential of Devon's 250,000 net acres in this area.


GULF DIVISION

         The Gulf Division manages Devon's properties in the Gulf of Mexico and onshore in south Texas and south Louisiana. The division contributes roughly 17% of current company-wide gas production, mostly from the shallow waters of the Gulf of Mexico. The shallow water Gulf, or "shelf," is a mature producing area with relatively high field decline rates. These characteristics present challenges to Gulf operators. Devon has responded to those challenges by continually utilizing technological advances in the search for new reserves.

         Devon is applying four-component seismic technology to identify prospects on large tracts of its shelf acreage. Traditional seismic techniques have not been useful in imaging reservoirs lying below shallow gas reservoirs and salt deposits. Four-component seismic, or 4C, is now allowing Devon's geoscientists to more accurately picture these unexplored formations. Devon has conducted two large 4C seismic surveys offshore Louisiana. In early 2002, Devon began drilling and has achieved early success on prospects resulting from a 300 square mile 4C survey in the West Cameron area. Devon is currently interpreting the results of its second 4C survey. This one covers 360 square miles in the Eugene Island - South Marsh Island area.

         Another response to declining shelf production has been the move into deeper water. The deepwater Gulf is believed to contain some of the largest remaining undiscovered oil and gas reserves in North America. Because deepwater exploration is capital intensive, Devon's strategy is to move cautiously. Devon's main focus is on prospects in water depths for which infrastructure and production technology are well established. Devon limits its exploration exposure in the deepwater to participation in a few wells each year. Furthermore, Devon generally shares the risk of deepwater exploration wells with industry partners. One of the deepwater exploration wells Devon plans to drill in 2002 will assess one of the largest untested structures in the Gulf. The Cortes Prospect lies in 3,300' of water and covers most of four 5,000-acre blocks in the Port Isabel area. Devon has a 25% working interest in Cortes.

         Another of Devon's deepwater projects is expected to begin producing in 2002. Devon has a 48% working interest in the Manatee Field which is located on Green Canyon block 155 in about 1,900' of water. Production will be from two wells in a sub-sea system. These wells will produce into the nearby Angus Field and then flow to the Bullwinkle platform in 1,350' of water.

         A further source of oil and gas reserves and production growth lies in the Gulf Coast region onshore South Texas. Devon's activities in this area have focused on exploration in the Edwards, Wilcox and Frio/Vicksberg trends. In 2001 Devon drilled five successful exploration wells and 32 development wells. As a result, over the course of the year Devon's share of production doubled to more than 60 million cubic feet per day. The Mitchell acquisition, completed in early 2002, adds additional production and undeveloped acreage in the South Texas area. With a large, high-quality inventory of additional drilling locations, we expect South Texas to be a source of continued growth.


CANADA

         Devon's acquisition of Anderson Exploration in late 2001 dramatically increased the significance of Canada to Devon's overall property portfolio and enhanced our growth potential. Devon sought to expand its presence in Canada because it believes that many of its oil and gas-prone areas are underdeveloped or underexplored. Devon's properties in Canada offer a balance of drilling opportunities spanning the entire risk-reward spectrum.

         The Anderson acquisition strengthened Devon's holdings in almost all of the important producing basins in Canada. One such area is the Deep Basin located in western Alberta, along the border with British Columbia. Devon had sought for years to obtain a significant acreage position in the Deep Basin. However, other operators, including Anderson, already controlled most of the acreage. As a result of the acquisition, Devon now holds over 800,000 net acres in the Deep Basin. Furthermore, the profitability of Devon's operations is enhanced by ownership in nine major gas processing plants in the area.

         During 2002, Devon plans to drill about 85 wells in the Deep Basin. These reservoirs tend to be rich in liquids, producing up to 100 barrels with each million cubic feet of gas. Due to the multizone nature of this area, drilling success rates are quite high, in the 70% to 90% range.

         Another focus area for Devon's 2002 drilling program will be the Slave Point region of northwestern Alberta and northeastern British Columbia. This area includes the Hamburg/Ladyfern area where some of Canada's largest recent gas discoveries have occurred. Devon plans to drill eight Slave Point wells in 2002, including five at Ladyfern.

         Near the end of 2002, Devon plans to bring several previous deep gas discoveries on stream in the Grizzly Valley area of the Foothills of northeastern British Columbia. Since its initial discovery here in 1998, Devon has drilled 11 successful wells. Devon expects to commence initial production at a combined rate of about 50 million cubic feet of gas per day to Devon.

         The Anderson acquisition significantly increased Devon's holdings in the Foothills. Devon has interests ranging from 49% to 55% in over 1.2 million gross acres in the area. While Devon had focused on exploring for deep gas reservoirs in this area, Anderson had achieved considerable success in drilling for shallower formations. The Anderson acquisition affords the Company the opportunity to extend Anderson's shallow gas development onto Devon's acreage and to apply Devon's deep gas exploration expertise to the Anderson acreage.

         One of the highest potential exploration assets Devon acquired from Anderson was its 1.5 million net acres in Canada's most prospective exploratory region, the far north. Devon's position includes a working interest in nearly half of all the lands held by the industry in the Mackenzie Delta and shallow water Beaufort Sea. Devon plans to continue the long-term exploration program begun by Anderson. These plans include active 2D and 3D seismic programs both onshore and offshore. Beginning in 2002, Devon plans to drill up to four wells annually in the Mackenzie Delta. While it will be years before construction of a pipeline will allow production to begin, this area could hold significant long-term potential for Devon.



INTERNATIONAL

         Devon's assets outside North America were acquired in the PennzEnergy and Santa Fe transactions. Since acquiring these properties, Devon has critically evaluated each one and has disposed of many. Devon has identified our assets in Argentina and Indonesia for sale in 2002 as part of our non-core asset dispositions. From interests in 13 countries, Devon now is focusing on just three international areas.

         In Azerbaijan, Devon holds a 5.6% carried interest in a world-class oil development project, the Azeri-Chirag-Gunashli Field. Significant production from this multi-billion barrel oilfield is still several years away pending completion of an additional export pipeline. In China, Devon is the largest acreage holder in the Pearl River Mouth Basin in the South China Sea. Development of our Panyu Project is underway and Devon expects first oil production from two offshore platforms in late 2003. Devon expects its share of production to approximate 15,000 barrels per day.

         Devon's international exploration efforts are focused primarily on the deepwater off West Africa. Devon holds over two million net acres in these waters where several important discoveries have been made by the industry in recent years. In 2002, Devon plans to drill a test well on our Rita Prospect located offshore Congo.



SIGNIFICANT PROPERTIES

         The following table sets forth proved reserve information on the most significant geographic areas in which Devon's properties are located as of December 31, 2001.



                                                                                                                    STANDARDIZED
                                                                                                                     MEASURE OF
                                                                                                                     DISCOUNTED
                                                                                      10% PRESENT                    FUTURE NET
                                       OIL       GAS      NGLS    MMBOE    MMBOE %       VALUE        10% PRESENT    CASH FLOWS
                                    (MMBBLS)   (BCF)   (MMBBLS)    (1)       (2)     (IN MILLIONS)    VALUE % (3)   (IN MILLIONS)
                                    --------   -----   --------    ---       ---     -------------    -----------   -------------
UNITED STATES
PERMIAN/MID-CONTINENT
  Permian Basin                          117     346         15     189      11.6%      $     960           13.4%
  Mid-Continent                            9     562         18     121       7.5%            659            9.2%
                                    --------   -----   --------   -----    ------       ---------      ---------

      Total                              126     908         33     310      19.1%          1,619           22.6%
                                    --------   -----   --------   -----    ------       ---------      ---------

ROCKY MOUNTAIN
      Total                               24   1,114          9     219      13.5%            859           12.0%
                                    --------   -----   --------   -----    ------       ---------      ---------

GULF
  Offshore                                37     275          8      90       5.6%            639            8.9%
  Onshore                                  4     102          2      23       1.4%            153            2.1%
                                    --------   -----   --------   -----    ------       ---------      ---------
      Total                               41     377         10     113       7.0%            792           11.0%
                                    --------   -----   --------   -----    ------       ---------      ---------

TOTAL U.S.                               191   2,399         52     642      39.6%          3,270           45.6%      $   2,801
                                    --------   -----   --------   -----    ------       ---------      ---------       ---------

CANADA
      Total(4)                           166   2,625         56     659      40.7%          2,744           38.2%          1,596

INTERNATIONAL
      Total                              229     453         13     319      19.7%          1,160           16.2%            917
                                    --------   -----   --------   -----    ------       ---------      ---------       ---------

Grand Total                              586   5,477        121   1,620     100.0%      $   7,174          100.0%      $   5,314
                                    ========   =====   ========   =====    ======       =========      =========       =========

(1) Gas reserves are converted to MMBoe at the rate of six Mcf of gas per Bbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market and other factors in addition to relative energy content.

(2) Percentage which MMBoe for the basin or region bears to total MMBoe for all proved reserves.

(3) Percentages which present value for the basin or region bears to total present value for all proved reserves.

(4)  Canadian dollars converted to U.S. dollars at the rate of $1 Canadian:
     $0.6279 U.S.


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

ITEM 3.  LEGAL PROCEEDINGS

Royalty Matters

         Numerous gas producers and related parties, including Devon, have been named in various lawsuits filed by private litigants alleging violation of the federal False Claims Act. The suits allege that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates which resulted in underpayment of royalties in connection with natural gas and natural gas liquids produced and sold from federal and Indian owned or controlled lands. The various suits have been consolidated by the United States Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the matter of In re Natural Gas Royalties Qui Tam Litigation, MDL-1293, United States District Court for the District of Wyoming. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suits, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with these lawsuits and no liability has been recorded in connection therewith.

         Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon's knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

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

                                              American Stock Exchange              The Toronto Stock Exchange
                                              -----------------------              --------------------------
                                                                   Average                               Average
                                          High       Low            Daily          High        Low        Daily
                                          (US$)     (US$)           Volume         (CN$)       (CN$)      Volume
                                          -----     -----           ------         -----       -----      ------
2000:
Quarter Ended March 31, 2000              48.56     31.38           376,279        69.50       45.65      20,854
Quarter Ended June 30, 2000               60.94     43.75           613,910        90.10       65.30      12,021
Quarter Ended September 30, 2000          62.56     42.56           998,008        92.45       62.90      16,038
Quarter Ended December 31, 2000           64.74     48.00           829,198        97.45       73.40       4,526

2001:
Quarter Ended March 31, 2001              66.75     52.30           977,648       102.85       78.19         645
Quarter Ended June 30, 2001               62.65     48.50         1,053,178        95.25       75.96          43
Quarter Ended September 30, 2001          55.25     30.55         1,582,815        84.40       49.00         685
Quarter Ended December 31, 2001           41.25     31.45         1,279,434        64.71       51.91         265

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

         On March 14, 2002, there were 30,431 holders of record of Devon common stock and 298 holders of record for the exchangeable shares.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information (not covered by the independent auditors' reports) should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data." Notes 2 and 19 to the consolidated financial statements included in Item 8 of this report contain information on mergers and acquisitions which occurred in 2002, 2001, 2000 and 1999, as well as unaudited pro forma financial data for the years 2001 and 2000.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                     2001      2000       1999       1998       1997
                                                                     ----      ----       ----       ----       ----
                                                                     (MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)
OPERATING RESULTS
    Oil sales                                                      $   958      1,079        561        310        555
    Gas sales                                                        1,890      1,485        628        347        375
    NGL sales                                                          132        154         68         25         36
    Other revenue                                                       95         66         21         24         48
                                                                   -------  ---------  ---------  ---------   --------
        Total revenues                                               3,075      2,784      1,278        706      1,014
                                                                   -------  ---------  ---------  ---------   --------

    Lease operating expenses                                           531        441        299        229        266
    Transportation costs                                                83         53         34         23         20
    Production taxes                                                   117        103         45         23         31
    Depreciation, depletion and amortization of property and
      equipment                                                        876        693        406        243        286
    Amortization of goodwill                                            34         41         16         --         --
    General and administrative expenses                                111         93         81         45         53
    Expenses related to mergers                                          1         60         17         13         --
    Interest expense                                                   220        155        109         43         41
    Effects of changes in foreign currency exchange rates               13          3        (13)        16          6
    Distributions on preferred securities of subsidiary trust           --         --          7         10         10
    Change in fair value of financial instruments                        2         --         --         --         --
    Reduction of carrying value of oil and gas properties            1,003         --        476        423        641
                                                                   -------  ---------  ---------  ---------   --------
        Total costs and expenses                                     2,991      1,642      1,477      1,068      1,354
                                                                   -------  ---------  ---------  ---------   --------

    Earnings (loss) before income taxes, minority interest,
      extraordinary item and cumulative effect of change in
      accounting principle                                              84      1,142       (199)      (362)      (340)

    Income tax expense (benefit):
        Current                                                         71        131         23         (4)        36
        Deferred                                                       (41)       281        (72)      (122)      (163)
                                                                   -------- ---------  ---------- ---------   --------
        Total                                                           30        412        (49)      (126)      (127)
                                                                   -------  ---------  ---------- ---------   --------

    Earnings (loss) before minority interest, extraordinary
      item and cumulative effect of change in accounting
      principle                                                         54        730       (150)      (236)      (213)
    Minority interest in Monterey Resources, Inc.                                  --         --         --         (5)
                                                                   -------  ---------  ---------  ---------   --------
    Earnings (loss) before extraordinary item and cumulative
      effect of change in accounting principle                          54        730       (150)      (236)      (218)
    Extraordinary loss                                                  --         --         (4)        --         --
                                                                   -------  ---------  ---------- ---------   --------
    Earnings (loss) before cumulative effect of change in
      accounting principle                                              54        730       (154)      (236)      (218)
    Cumulative effect of change in accounting principle                 49         --         --         --         --
                                                                   -------  ---------  ---------  ---------   --------
    Net earnings (loss)                                            $   103        730       (154)      (236)      (218)
                                                                   =======  =========  =========  =========   ========
    Net earnings (loss) applicable to common shareholders          $    93        720       (158)      (236)      (230)
                                                                   =======  =========  =========  =========   ========

    Net earnings (loss) per share before extraordinary loss
      and cumulative effect of change in accounting principle:
        Basic                                                      $  0.34      5.66      (1.64)     (3.32)     (3.35)
        Diluted                                                    $  0.34      5.50      (1.64)     (3.32)     (3.35)

    Net earnings (loss) per share before cumulative effect of
      change in accounting principle:
        Basic                                                      $  0.34      5.66       (1.68)     (3.32)     (3.35)
        Diluted                                                    $  0.34      5.50       (1.68)     (3.32)     (3.35)

    Net earnings (loss) per share:
        Basic                                                      $  0.73      5.66       (1.68)     (3.32)     (3.35)
        Diluted                                                    $  0.72      5.50       (1.68)     (3.32)     (3.35)

    Cash dividends per common share(1)                             $  0.20      0.17        0.14       0.10       0.09
    Weighted average common shares outstanding:
         Basic                                                         128       127          94         71         69
         Diluted                                                       130       132          99         77         75
    Ratio of earnings to combined fixed charges and preferred
      stock dividends(2)                                              1.28      7.39         N/A        N/A        N/A

                                                                                      DECEMBER 31,
                                                                -----------------------------------------------------
                                                                2001         2000        1999         1998       1997
                                                                ----         ----        ----         ----       ----
                                                                                       (MILLIONS)
BALANCE SHEET DATA
    Total assets                                              $ 13,184      6,860        6,096        1,931      1,965
    Debentures exchangeable into shares of ChevronTexaco
      Corporation common stock                                $    649        760          760           --         --

    Other long-term debt                                      $  5,940      1,289        1,656          736        427
    Convertible preferred securities of subsidiary trust      $     --         --           --          149        149
    Stockholders' equity                                      $  3,259      3,277        2,521          750      1,007

                                                                             YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------
                                                                 2001         2000         1999        1998       1997
                                                              ----------------------------------- --------------------
                                                                        (MILLIONS, EXCEPT PER UNIT DATA)
CASH FLOW DATA
    Net cash provided by operating activities                 $  1,886      1,619          532         334         530
    Net cash used in investing activities                     $ (5,285)    (1,173)        (768)       (607)       (546)
    Net cash provided by (used in) financing activities       $  3,370       (390)         377         256          35
    Modified EBITDA(3,5)                                      $  2,232      2,034          802         373         644
    Cash margin(4,5)                                          $  1,941      1,748          663         324         557

PRODUCTION, PRICE AND OTHER DATA
    Production:
        Oil (MMBbls)                                                44         43           32          26          32
        Gas (Bcf)                                                  498        426          304         198         186
        NGL (MMBbls)                                                 8          7            5           3           3
        MMBoe(6)                                                   135        121           88          62          66
    Average prices:
        Oil (Per Bbl)                                         $  21.57      25.35        17.67       12.10       17.05
        Gas (Per Mcf)                                         $   3.80       3.49         2.06        1.75        2.01
        NGL (Per Bbl)                                         $  16.98      20.87        13.30        8.09       12.61
        Per Boe(6)                                            $  22.05      22.47        14.35       11.05       14.54
    Costs per Boe (6):
        Operating costs                                       $   5.41       4.94         4.31        4.45        4.78
        Depreciation, depletion and amortization
          of oil and gas properties                           $   6.20       5.48         4.46        3.74        4.17
        General and administrative expenses                   $   0.82       0.77         0.92        0.74        0.80

---------------

(1) Cash dividends per share are presented based on the combined amount of dividends paid by Devon, Santa Fe Snyder and Northstar in each year. The dividends per share are also based on the number of shares outstanding in each year assuming the Santa Fe Snyder merger and the Northstar combination had been consummated as of the beginning of the earliest year presented. Santa Fe Snyder did not pay any dividends in any of the years presented. Northstar did not pay any dividends in 1997, or in 1998 prior to the closing of the Northstar combination. Because of these facts, the cash dividends per share presented for 1997 through 2000 are not representative of the actual amounts paid by Devon on an historical basis. For the years 1997 through 2000, Devon's historical cash dividends per share were $0.20 in each year.

(2) For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, (i) earnings consist of earnings before income taxes, plus fixed charges; (ii) fixed charges consist of interest expense, distributions on preferred securities of subsidiary trust, amortization of costs relating to indebtedness and the preferred securities of subsidiary trust, and one-third of rental expense estimated to be attributable to interest; and (iii) preferred stock dividends consist of the amount of pre-tax earnings required to pay dividends on the outstanding preferred stock. For the years 1999, 1998 and 1997, earnings were insufficient to cover combined fixed charges and preferred stock dividends by $205 million, $362 million and $346 million, respectively.

(3) Modified EBITDA represents earnings before interest (including effects of changes in foreign currency exchange rates, change in fair value of financial instruments, and distributions on preferred securities of subsidiary trust), taxes, depreciation, depletion and amortization and reduction of carrying value of oil and gas properties.

(4) "Cash margin" equals total revenues less cash expenses. Cash expenses are all expenses other than the non-cash expenses of depreciation, depletion and amortization, effects of changes in foreign currency exchange rates, change in fair value of financial instruments, reduction of carrying value of oil and gas properties and deferred income tax expense (benefit). Cash margin measures the net cash which is generated by a company's operations during a given period, without regard to the period such cash is actually physically received or spent by the company. This margin ignores the non-operational effect on a company's "net cash provided by operating activities", as measured by accounting principles generally accepted in the United States of America, from a company's activities as an operator of oil and gas wells. Such activities produce net increases or decreases in temporary cash funds held by the operator which have no effect on net earnings of the company.

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

(6) Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis addresses changes in Devon's financial condition and results of operations during the three year period of 1999 through 2001. Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

OVERVIEW

      In August and September 2001, Devon announced two major acquisitions that eventually would almost double its total proved reserves to over two billion Boe. On August 13, 2001, Devon announced an agreement to merge with Mitchell Energy & Development Corp. ("Mitchell"). The terms of this merger called for Devon to issue approximately 30 million shares of Devon common stock and to pay $1.6 billion in cash to the Mitchell stockholders. Although the merger agreement was signed in August 2001, the transaction did not close until January 24, 2002. Therefore, this merger did not affect Devon's 2001 reported results.

      Following the Mitchell merger announcement, Devon announced on September 4, 2001, that it had entered into an agreement to acquire Anderson Exploration Ltd. ("Anderson") for approximately $3.5 billion in cash. This acquisition closed on October 15, 2001, and therefore had an impact on Devon's results for the last two and one-half months of the year.

      To fund the cash portions of these two acquisitions, as well as to pay related transaction costs and retire certain long-term debt assumed from Mitchell and Anderson, Devon entered into long-term debt agreements in October 2001 that totaled $6 billion. As part of this $6 billion total, Devon issued $3 billion of notes and debentures on October 3, 2001. Of this total, $1.25 billion bears interest at 7.875% and matures in September 2031. The remaining $1.75 billion bears interest at 6.875% and matures in September 2011.

      The remaining $3 billion of the $6 billion of long-term debt is in the form of a credit facility that bears interest at floating rates. At December 31, 2001, $1 billion of this facility was borrowed. Following the close of the Mitchell transaction, the $3 billion facility was fully borrowed. Principal payments due on this debt are $0.2 billion in October 2004, $1.2 billion in 2005 and $1.6 billion in 2006. The 2005 and 2006 payments are split equally in payments due in April and October of those years. The interest rate on this debt at December 31, 2001 was 2.9%.

      The Mitchell and Anderson acquisitions followed two other significant acquisitions by Devon in the two preceding years. In August 2000, Devon closed its merger with Santa Fe Snyder Corporation, and in August 1999 Devon closed its acquisition of PennzEnergy Company. These two transactions combined added approximately 782 million Boe to Devon's proved reserves. By comparison, Devon's total consolidated proved reserves at the end of 1998 were 299 million Boe.

      In addition to the mergers and acquisitions, Devon's exploration and development efforts have also been significant contributors to Devon's growth. In 1999, before the merger with Santa Fe Snyder, Devon spent approximately $301 million in its exploration, drilling and development efforts. These costs included drilling 678 wells, of which 636 were completed as producers. In 2000, Devon and Santa Fe Snyder combined spent $904 million in its exploration, drilling and development efforts. These costs included drilling 1,328 wells, of which 1,261 were completed as producers. In 2001, Devon spent $2.9 billion in its exploration, drilling and development efforts. These costs included drilling 1,545 wells, of which 1,444 were completed as producers, and acquiring $1.4 billion of unproved leasehold in the Anderson acquisition.

      Devon's acquisitions of Anderson in 2001 and PennzEnergy in 1999 were accounted for using the purchase method of accounting for business combinations. Also, in May 1999, prior to its merger with Devon in 2000, Santa Fe Snyder's predecessor acquired Snyder Oil Company. This acquisition was also accounted for using the purchase method. Accordingly, these acquisitions did not affect Devon's reported results until after the closing dates of the acquisitions. Devon's merger with Santa Fe Snyder was accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Devon's prior years' results have been restated to combine such results with those of Santa Fe Snyder for all years presented. Thus, the three-year comparisons of various production, revenue and expense items presented later in this section are shown as if Devon and Santa Fe Snyder had been combined for all such periods. Although this is consistent with the financial presentation of the merger, it distorts the fact that the transaction did not actually affect Devon's operations prior to August 2000.

      To present the effects that Devon's mergers and acquisitions and its drilling and development activities have had on operations during the last three years, the following statistics have been developed. This data compares Devon's 2001 results to those of 1999 for Devon only, without Santa Fe Snyder. Such comparison yields the following fluctuations:

-     Combined oil, gas and NGL production increased 82 million Boe, or 155%.

- Average combined price of oil, gas and NGLs increased by $8.43 per Boe, or 62%.

-     Total revenues increased $2.3 billion, or 319%.

- Net cash provided by operating activities increased $1.7 billion, or 816%. Cash margin increased $1.5 billion, or 395%.

      During 2001, Devon marked its 13th anniversary as a public company. While Devon has consistently increased production over this 13-year period, volatility in oil and gas prices has resulted in considerable variability in earnings and cash flows. Prices for oil, natural gas and NGLs are determined primarily by market conditions. Market conditions for these products have been, and will continue to be, influenced by regional and worldwide economic growth, weather and other factors that are beyond Devon's control. Devon's future earnings and cash flows will continue to depend on market conditions.

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

      Because oil and gas prices are influenced by many factors outside of its control, Devon's management has focused its efforts on increasing oil and gas reserves and production and controlling expenses. Over its 13-year history as a public company, Devon has been able to reduce its controllable operating costs per unit of production. Devon's future earnings and cash flows are dependent on its ability to continue to contain operating costs at levels that allow for profitable production.

RESULTS OF OPERATIONS

      The following discussion of Devon's results of operations from 1999 through 2001 include the restated results of Devon for the 2000 merger with Santa Fe Snyder which was accounted for using the pooling-of-interests method.

      Devon's total revenues have risen from $1.3 billion in 1999 to $3.1 billion in 2001. In each of these three years, oil, gas and NGL sales accounted for over 96% of total revenues.

      Changes in oil, gas and NGL production, prices and revenues from 1999 to 2001 are shown in the following tables. (Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

                                                             TOTAL
                                                             -----
                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                     2001              2000
                                            2001   vs 2000    2000   vs 1999    1999
                                            ----   -------    ----   -------    ----
PRODUCTION
  Oil (MMBbls) .........................       44      +2%       43     +34%       32
  Gas (Bcf) ............................      498     +17%      426     +40%      304
  NGLs (MMBbls) ........................        8     +14%        7     +40%        5
  Oil, gas and NGLs (MMBoe) ............      135     +12%      121     +38%       88

REVENUES
  Per Unit of Production:
    Oil (per Bbl) ......................   $21.57     -15%    25.35     +43%    17.67
    Gas (per Mcf) ......................   $ 3.80      +9%     3.49     +69%     2.06
    NGLs (per Bbl) .....................   $16.98     -19%    20.87     +57%    13.30
    Oil, gas and NGLs (per Boe) ........   $22.05      -2%    22.47     +57%    14.35

  Absolute (in millions):
    Oil ................................   $  958     -11%    1,079     +92%      561
    Gas ................................   $1,890     +27%    1,485    +136%      628
    NGLs ...............................   $  132     -14%      154    +126%       68
                                           ------            ------            ------
    Oil, gas and NGLs ..................   $2,980     +10%    2,718    +116%    1,257
                                           ======            ======            ======

                                                            DOMESTIC
                                                            --------
                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                     2001              2000
                                            2001   vs 2000    2000   vs 1999    1999
                                            ----   -------    ----   -------    ----
PRODUCTION
  Oil (MMBbls) .........................       26     -10%       29     +61%       18
  Gas (Bcf) ............................      376      +6%      355     +61%      221
  NGLs (MMBbls) ........................        6      +0%        6     +50%        4
  Oil, gas and NGLs (MMBoe) ............       95      +1%       94     +59%       59

REVENUES
  Per Unit of Production:
    Oil (per Bbl) ......................   $22.36     -12%    25.45     +37%    18.64
    Gas (per Mcf) ......................   $ 4.17     +14%     3.67     +62%     2.27
    NGLs (per Bbl) .....................   $17.15     -16%    20.30     +55%    13.11
    Oil, gas and NGLs (per Boe) ........   $23.80      +4%    22.95     +52%    15.10

  Absolute (in millions):
    Oil ................................   $  586     -19%      727    +119%      332
    Gas ................................   $1,571     +20%    1,305    +160%      502
    NGLs ...............................   $  103     -24%      136    +134%       58
                                           ------            ------            ------
    Oil, gas and NGLs ..................   $2,260      +4%    2,168    +143%      892
                                           ======            ======            ======


                                                             CANADA
                                                             ------
                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                     2001              2000
                                            2001   vs 2000    2000   vs 1999    1999
                                            ----   -------    ----   -------    ----
PRODUCTION
  Oil (MMBbls) .........................        8     +60%        5      +0%        5
  Gas (Bcf) ............................      113     +82%       62     -16%       74
  NGLs (MMBbls) ........................        2    +100%        1      +0%        1
  Oil, gas and NGLs (MMBoe) ............       29     +81%       16     -11%       18

REVENUES
  Per Unit of Production:
    Oil (per Bbl) ......................   $17.84     -27%    24.46     +58%    15.51
    Gas (per Mcf) ......................   $ 2.73      +1%     2.71     +75%     1.55
    NGLs (per Bbl) .....................   $16.43     -38%    26.51     +84%    14.39
    Oil, gas and NGLs (per Boe) ........   $16.80     -12%    19.18     +70%    11.27

  Absolute (in millions):
    Oil ................................   $  146     +26%      116     +45%       80
    Gas ................................   $  307     +82%      169     +48%      114
    NGLs ...............................   $   28     +56%       18     +80%       10
                                           ------            ------            ------
    Oil, gas and NGLs ..................   $  481     +59%      303     +49%      204
                                           ======            ======            ======

                                                         INTERNATIONAL
                                                         -------------
                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                     2001              2000
                                            2001   vs 2000    2000   vs 1999    1999
                                            ----   -------    ----   -------    ----
PRODUCTION
  Oil (MMBbls) .........................       10     +11%        9      +0%        9
  Gas (Bcf) ............................        9      +0%        9      +0%        9
  NGLs (MMBbls) ........................       --     N/M        --     N/M        --
  Oil, gas and NGLs (MMBoe) ............       11      +0%       11      +0%       11

REVENUES
  Per Unit of Production:
    Oil (per Bbl) ......................   $22.57     -11%    25.48     +50%    16.96
    Gas (per Mcf) ......................   $ 1.41      +7%     1.32      +6%     1.24
    NGLs (per Bbl) .....................   $16.15     -24%    21.19      +6%    20.00
    Oil, gas and NGLs (per Boe) ........   $20.76     -10%    23.08     +49%    15.50

  Absolute (in millions):
    Oil ................................   $  226      -4%      236     +58%      149
    Gas ................................   $   12      +9%       11      -8%       12
    NGLs ...............................   $    1     N/M        --     N/M        --
                                           ------            ------            ------
    Oil, gas and NGLs ..................   $  239      -3%      247     +53%      161
                                           ======            ======            ======

      The average sales prices per unit of production shown in the preceding tables include the effect of Devon's hedging activities. Following is a comparison of Devon's average sales prices with and without the effect of hedges for each of the last three years.

                                             With Hedges                     Without Hedges
                                             -----------                     --------------
                                    2001         2000       1999     2001         2000       1999
                                    ----         ----       ----     ----         ----       ----
    Oil (per Bbl)                 $  21.57      25.35      17.67   $  21.41      26.20      17.75
    Gas (per Mcf)                 $   3.80       3.49       2.06   $   3.94       3.57       2.07
    NGLs (per Bbl)                $  16.98      20.87      13.30   $  16.98      20.87      13.30
    Oil, Gas and NGLs (per Boe)   $  22.05      22.47      14.35   $  22.53      23.05      14.42

      OIL REVENUES 2001 vs. 2000 Oil revenues decreased $121 million in 2001. Of this total decrease, $167 million was due to a $3.78 per barrel decrease in the average price of oil in 2001. An increase in production of one million barrels caused oil revenues to increase by $46 million. The October 2001 Anderson merger accounted for three million barrels of 2001 production. Oil production from Devon's other properties declined two million barrels. This reduction was primarily the result of domestic and international properties which were sold prior to 2001 but whose production was included in 2000 prior to the sales.

      2000 vs. 1999 Oil revenues increased $518 million in 2000. Of this total increase, $327 million was due to a $7.68 per barrel increase in the average price of oil in 2000. An increase in production of 11 million barrels caused the remaining $191 million of increased revenues. The PennzEnergy merger accounted for seven million barrels of the 11 million barrel increase. The year 2000 included 12 months of production from the properties acquired in the 1999 PennzEnergy merger, while 1999 only included production for four and one-half months following the August 17, 1999 merger closing. The remaining four million barrel increase in 2000's production was caused by drilling activity and other acquisitions, offset in part by property dispositions and natural declines.

      GAS REVENUES 2001 vs. 2000 Gas revenues increased $405 million in 2001. Of this total increase, $249 million was due to a 72 Bcf increase in production in 2001. The October 2001 Anderson merger accounted for 51 Bcf of the increase. Production from Devon's domestic properties increased 21 Bcf, due primarily to drilling and development in Devon's coalbed methane properties as well as the acquisition of certain properties in the second quarter of 2001.

      A $0.31 per Mcf increase in the average gas price in 2001 accounted for the remaining $156 million of increased gas revenues.

      2000 vs. 1999 Gas revenues increased $857 million in 2000. Of this total increase, $605 million was due to a $1.43 per Mcf increase in the 2000 average gas price. A 122 Bcf increase in production added the remaining $252 million increase in gas revenues. The PennzEnergy merger accounted for 89 Bcf of the 122 Bcf increase in production. Production from Devon's other domestic properties increased 45 Bcf, due primarily to additional development and acquisitions, net of natural declines and dispositions. Canadian gas production decreased 12 Bcf, or 16%, in 2000. Natural decline, increased royalty rates and dispositions of certain properties were the primary reasons for the Canadian production decline.

      NGL REVENUES 2001 vs. 2000 NGL revenues decreased $22 million in 2001. A decrease in 2001's average price of $3.89 per barrel caused NGL revenues to decrease $30 million. This was partially offset by an $8 million increase related to a production increase of one million barrels. The October 2001 Anderson merger accounted for all of the increase.

      2000 vs. 1999 NGL revenues increased $86 million in 2000. An increase in 2000's average price of $7.57 per barrel caused $56 million of the increase. A production increase of two million barrels caused the remaining $30 million increase. The 1999 PennzEnergy merger accounted for the entire increase in NGL production in 2000.

      OTHER REVENUES 2001 vs. 2000 Other revenues increased $29 million, or 44% in 2001. Other revenues in 2001 included a $30 million gain from the settlement of a foreign exchange forward purchase contract entered into by Devon related to the funding of the Anderson acquisition.

      2000 vs. 1999 Other revenues increased $45 million, or 214%, in 2000. Increases in third party gas processing income of $17 million and interest income of $5 million were the primary reasons for the increase. Additionally, the 2000 period included $18 million of dividend income from the seven million shares of ChevronTexaco Corporation common stock acquired in the 1999 PennzEnergy merger. The 1999 period included only $7 million of dividend income on these same shares because Devon did not acquire the shares until August 1999.

      EXPENSES The details of the changes in pre-tax expenses between 1999 and 2001 are shown in the table below.

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                                2001                    2000
                                                    2001      vs 2000       2000      vs 1999       1999
                                                    ----      -------       ----      -------       ----
Absolute (in millions):
  Production and operating expenses:
    Lease operating expenses ................    $     531        +20%         441        +47%         299
    Transportation costs ....................           83        +57%          53        +56%          34
    Production taxes ........................          117        +14%         103       +129%          45
  Depreciation, depletion and amortization of
    oil and gas properties ..................          838        +26%         663        +70%         390
  Amortization of goodwill ..................           34        -17%          41       +156%          16
                                                 ---------                --------                --------
      Subtotal ..............................        1,603        +23%       1,301        +66%         784

  Depreciation and amortization of non-oil
    and gas properties ......................           38        +27%          30        +88%          16
  General and administrative expenses .......          111        +19%          93        +15%          81
  Expenses related to mergers ...............            1        -98%          60       +253%          17
  Interest expense ..........................          220        +42%         155        +42%         109
  Effects of changes in foreign currency
    Exchange rates ..........................           13       +333%           3       -123%         (13)
  Change in fair value of
    Financial instruments ...................            2        N/M           --        N/M           --
  Distributions on preferred securities of
    Subsidiary trust ........................           --        N/M           --       -100%           7
  Reduction of carrying value of oil and gas
    Properties ..............................        1,003        N/M           --       -100%         476
                                                 ---------                --------                --------
      Total .................................    $   2,991        +82%       1,642        +11%       1,477
                                                 =========                ========                ========

Per Boe:
  Production and operating expenses:
    Lease operating expenses ................    $    3.93         +8%        3.65         +7%        3.41
    Transportation costs ....................         0.61        +39%        0.44        +13%        0.39
    Production taxes ........................         0.87         +2%        0.85        +67%        0.51
  Depreciation, depletion and amortization of
     oil and gas properties .................         6.20        +13%        5.48        +23%        4.46
  Amortization of goodwill ..................         0.25        -26%        0.34        +89%        0.18
                                                 ---------                --------                --------
      Subtotal ..............................        11.86        +10%       10.76        +20%        8.95

  Depreciation and amortization of non-oil
   and gas properties (1) ...................         0.28        +12%        0.25        +32%        0.19
  General and administrative expenses (1) ...         0.82         +6%        0.77        -16%        0.92
  Expenses related to mergers (1) ...........         0.01        -98%        0.50       +163%        0.19
  Interest expense (1) ......................         1.63        +28%        1.27         +2%        1.25
  Effects of changes in foreign currency
    Exchange rates (1) ......................         0.09       +350%        0.02        N/M        (0.15)
  Change in fair value of financial
    Instruments (1) .........................         0.02        N/M           --        N/M           --
  Distributions on preferred securities of
    Subsidiary trust (1) ....................           --        N/M           --       -100%        0.08
  Reduction of carrying value of oil and gas
    Properties (1) ..........................         7.43        N/M           --       -100%        5.44
                                                 ---------                --------                --------
     Total ..................................    $   22.14        +63%       13.57        -20%       16.87
                                                 =========                ========                ========

(1) Though per Boe amounts for these expense items may be helpful for profitability trend analysis, these expenses are not directly attributable to production volumes.

N/M   -- Not meaningful.

      PRODUCTION AND OPERATING EXPENSES The details of the changes in production and operating expenses between 1999 and 2001 are shown in the table below.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                             2001                  2000
                                                  2001     vs 2000      2000     vs 1999      1999
                                                  ----     -------      ----     -------      ----
Absolute (in millions):
  Recurring lease operating expenses            $   513       +21%        423       +45%        291
  Well workover expenses                             18        +0%         18      +125%          8
  Transportation costs                               83       +57%         53       +56%         34
  Production taxes                                  117       +14%        103      +129%         45
                                                -------               -------               -------
     Total production and operating expenses    $   731       +22%        597       +58%        378
                                                =======               =======               =======
Per Boe:
  Recurring lease operating expenses            $  3.79        +8%       3.50        +5%       3.32
  Well workover expenses                           0.14        -7%       0.15       +67%       0.09
  Transportation costs                             0.61       +39%       0.44       +13%       0.39
  Production taxes                                 0.87        +2%       0.85       +67%       0.51
                                                -------               -------               -------
     Total production and operating expenses    $  5.41       +10%       4.94       +15%       4.31
                                                =======               =======               =======

      2001 vs. 2000 Recurring lease operating expenses increased $90 million in 2001. The Anderson acquisition accounted for $47 million of the increase in expenses. The remaining increase in recurring costs was primarily caused by higher third-party service, fuel and electricity costs as well as increased production.

      Transportation costs represent those costs paid directly to third-party providers to transport oil and gas production sold downstream from the wellhead. Transportation costs increased $30 million, or 57% in 2001. Of this increase, $12 million related to the Anderson acquisition. The remainder of the increase was primarily due to an increase in coalbed methane gas production and increases in transportation rates.

      The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 4% increase in domestic oil, gas and NGL revenues was the primary cause of a 11% increase in domestic production taxes. Production taxes did not increase proportionately to the increase in revenues. This was primarily due to the fact that most of the change in domestic revenues occurred in the Rocky Mountain division which has higher production tax rates than the other domestic divisions.

      2000 vs. 1999 Recurring lease operating expenses increased $132 million in 2000. The 1999 PennzEnergy merger accounted for $92 million of the increase in expenses. Additionally, $19 million of costs were added by other 1999 and 2000 acquisitions. Other than the added costs from these acquisitions, Devon's recurring costs increased $21 million, or 7%, in 2000. This increase was primarily caused by increased production and higher ad valorem taxes and fuel costs.

      Transportation costs increased $19 million in 2000 primarily due to increased production.

      As previously stated, most of the U.S. production taxes are based on a fixed percentage of revenues. Therefore, the 143% increase in domestic oil, gas and NGL revenues was the primary cause of a 136% increase in domestic production taxes.

      DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") Devon's largest recurring non-cash expense is DD&A. DD&A of oil and gas properties is calculated as the percentage of total proved reserve volumes produced during the year, multiplied by the net capitalized investment in those reserves including estimated future development and dismantlement and abandonment costs (the "depletable base"). Generally, if reserve volumes are revised up or down, then the DD&A rate per unit of production will change inversely. However, if the depletable base changes, then the DD&A rate moves in the same direction. The per unit DD&A rate is not affected by production volumes. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes. Oil and gas property DD&A is calculated separately on a country-by-country basis.

      2001 vs. 2000 Oil and gas property related DD&A increased $175 million in 2001. Of this total increase, $77 million was due to the 12% increase in oil, gas and NGL production in 2001. The remaining $98 million increase was due to an increase in the consolidated DD&A rate. This rate increased from $5.48 per Boe in 2000 to $6.20 per Boe in 2001.

      Non-oil and gas property DD&A increased $8 million in 2001 compared to 2000. Depreciation of Devon's Wyoming gas pipeline and gathering systems, accounted for the 2001 increase.

      2000 vs. 1999 Oil and gas property related DD&A increased $273 million in 2000. Of this total increase, $149 million was due to the 38% increase in oil, gas and NGL production in 2000. The remaining $124 million increase was due to an increase in the consolidated DD&A rate. The consolidated DD&A rate increased from $4.46 per Boe in 1999 to $5.48 per Boe in 2000.

      Non-oil and gas property DD&A increased $14 million in 2000 compared to 1999. Depreciation of the non-oil and gas properties acquired in the PennzEnergy and Snyder mergers and depreciation of Devon's Wyoming gas pipeline and gathering systems, accounted for the 2000 increase.

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

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                              2001               2000
                                     2001    vs 2000    2000    vs 1999    1999
                                     ----    -------    ----    -------    ----
                                                   (IN MILLIONS)
Gross G&A ......................    $ 245      +19%      206      +36%      151
Capitalized G&A ................      (77)     +24%      (62)    +114%      (29)
Reimbursed G&A .................      (57)     +12%      (51)     +24%      (41)
                                    -----              -----              -----
    Net G&A ....................    $ 111      +19%       93      +15%       81
                                    =====              =====              =====

      2001 vs. 2000 Net G&A increased $18 million in 2001. Gross G&A increased $39 million primarily due to additional costs incurred as a result of the Anderson acquisition and additional personnel related costs. G&A was reduced $15 million in 2001 due to an increase in the amount capitalized as part of oil and gas properties. The increase in capitalized G&A was primarily related to additional personnel related costs and increased acquisition, exploration and development activities. G&A was also reduced $6 million by an increase in the amount of reimbursements on operated properties. The increase in reimbursed G&A was primarily related to an increase in the number of operated properties.

      2000 vs. 1999 Net G&A increased $12 million in 2000. Gross G&A increased $55 million primarily due to additional costs incurred as a result of the 1999 PennzEnergy and Snyder mergers. G&A was reduced $33 million due to an increase in the amount capitalized. G&A was also reduced $10 million by an increase in the amount of reimbursements on operated properties. The increase in capitalized and reimbursed G&A was primarily related to the 1999 PennzEnergy and Snyder mergers.

      EXPENSES RELATED TO MERGERS Approximately $1 million of expenses were incurred in 2001 in connection with the Anderson acquisition. These costs related to Devon employees who were terminated as part of the Anderson acquisition.

      Approximately $60 million of expenses were incurred in 2000 in connection with the Santa Fe Snyder merger. These expenses consisted primarily of severance and other benefit costs, investment banking fees, other professional expenses, costs associated with duplicate facilities and various transaction related costs. The pooling-of-interests method of accounting for business combinations requires such costs to be expensed as opposed to capitalized as costs of the transaction.

      Approximately $17 million of expenses were incurred by Santa Fe Snyder in 1999 related to the Snyder merger. These costs included $14 million related to compensation plans and other benefits, and $2 million of severance and relocation costs. The $17 million of costs related to the operations and employees of the former Santa Fe Energy Resources, Inc., not those of the former Snyder Oil Corporation.

      INTEREST EXPENSE 2001 vs. 2000 Interest expense increased $65 million in 2001. Of this total increase, $44 million was caused by an increase in the average debt balance outstanding from $2.3 billion in 2000 to $3.0 billion in 2001. The increase in average debt outstanding was attributable primarily to the long-term debt issued as a result of the October 2001 Anderson acquisition.

      The average interest rate on outstanding debt decreased from 6.7% in 2000 to 6.6% in 2001. This rate decrease caused interest expense to decrease $1 million in 2001. Other items included in interest expense that are not related to the debt balance outstanding, such as facility and agency fees, amortization of costs and other miscellaneous items, were $22 million higher in 2001 compared to 2000. The increase in other items was primarily related to an increase in accretion of discounts and a $7 million loss related to the early retirement of debt.

      The increase in accretion of debt discounts in 2001 was related to the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") effective January 1, 2001. Devon's debentures that are exchangeable into shares of ChevronTexaco Corporation common stock were revalued as of August 17, 1999. This is the date the debentures were assumed as part of the PennzEnergy merger. Under SFAS No. 133, the total fair value of the debentures was allocated between the interest-bearing debt and the option to exchange ChevronTexaco Corporation common stock that is embedded in the debentures. Accordingly, the debt portion of the debentures was reduced by $140 million as of August 17, 1999. This discount is being accreted in interest expense, which has raised the effective interest rate on the debentures to 7.76% in 2001 compared to 4.92% recorded prior to 2001. The accretion in 2001 was $12 million.

      2000 vs. 1999 Interest expense increased $46 million in 2000. Of this increase, $54 million was due to an increase in the average debt balance outstanding from $1.5 billion in 1999 to $2.3 billion in 2000. The increase in average debt outstanding in 2000 was attributable to the long-term debt assumed in the Snyder and PennzEnergy mergers on May 5, 1999 and August 17, 1999, respectively.

      The average interest rate on outstanding debt decreased from 7% in 1999 to 6.7% in 2000. This rate decrease caused interest expense to decrease $5 million in 2000. Other items included in interest expense that are not related to the debt balance outstanding, such as facility and agency fees, amortization of costs and other miscellaneous items, were $3 million lower in 2000 compared to 1999.

      EFFECTS OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES 2001 vs. 2000 As a result of the Anderson acquisition, Devon's Canadian subsidiary, Devon Canada Corporation, assumed certain fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were acquired to the dates of repayment increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt are required to be included in determining net earnings for the period in which the exchange rate changes. The drop in the Canadian-to-U.S. dollar exchange rate from $0.642 at October 15, 2001 to $0.628 at December 31, 2001 resulted in an $11 million loss. Additionally, the devaluation of the Argentine peso resulted in a $2 million loss in 2001.

      Until mid-January 2000, Devon's Canadian subsidiary Northstar Energy Corporation had certain fixed-rate senior notes which were denominated in U.S. dollars. In mid-January 2000, these notes were retired prior to maturity. The Canadian-to-U.S. dollar exchange rate dropped slightly in January prior to the debt retirement. As a result, $3 million of expense was recognized in 2000.

      2000 vs. 1999 The rate of converting Canadian dollars to U.S. dollars increased from $0.6535 at the end of 1998 to $0.6929 at the end of 1999. The balance of Northstar's U.S. dollar denominated notes remained constant at $225 million throughout 1999. The higher conversion rate on the $225 million of debt reduced the Canadian dollar equivalent of debt recorded by Northstar at the end of 1999. Therefore, a $13 million reduction to expenses was recorded in 1999.

      REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties plus the lower of cost or fair value of unproved properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, is written off as an expense.

      During 2001 and 1999, Devon reduced the carrying value of its oil and gas properties by $916 and $476 million, respectively, due to the full cost ceiling limitations. The after-tax effect of these reductions in 2001 and 1999 were $556 million and $310 million, respectively. The following table summarizes these reductions by country.

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                                  2001                1999
                                            ----------------    ----------------
                                                      Net of              Net of
                                            Gross     Taxes     Gross     Taxes
                                            -----     -----     -----     -----
                                                       (IN MILLIONS)
              United States                  $449       281       464       302
              Canada                          434       252        --        --
              Egypt                            33        23        --        --
              China                            --        --        12         8
                                             ----      ----      ----      ----
                  Total                      $916       556       476       310
                                             ====      ====      ====      ====

      The 2001 domestic and Canadian reductions were primarily the result of lower prices. Under the purchase method of accounting for business combinations, acquired oil and gas properties are recorded at fair value as of the date of purchase. Devon estimates such fair value using its estimates of future oil and gas prices. In contrast, the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely. Accordingly, the resulting value is not indicative of the true fair value of the reserves. The oil and gas properties added from the Anderson acquisition and other smaller acquisitions in 2001 were recorded at fair values that were based on expected future oil and gas prices higher than the year-end 2001 prices used to calculate the ceiling. The reduction in Egypt was the result of high finding and development costs and negative revisions to proved reserves.

      The 1999 domestic reduction was primarily the result of lower prices. The oil and gas properties added from the Snyder acquisition were recorded at fair values that were based on expected future oil and gas prices higher than the quarterly prices used to calculate the ceiling. The reduction in China was the result of high finding and development costs.

      Additionally, during 2001, Devon elected to discontinue operations in Thailand, Malaysia, Qatar and on certain properties in Brazil. After meeting the drilling and capital commitments on these properties, Devon determined that these properties did not meet Devon's internal criteria to justify further investment. Accordingly, Devon recorded an $87 million charge associated with the impairment of these properties. The after-tax effect of this reduction was $69 million.

      INCOME TAXES 2001 vs. 2000 Devon's 2001 and 2000 effective financial tax expense rates were 36% each year. The 2001 rate was higher than the statutory federal tax rate of 35% due to the effect of state taxes, goodwill amortization that was not deductible for income tax purposes and the effect of foreign income taxes. The 2000 rate was higher than the statutory federal tax rate due to the effect of state taxes, goodwill amortization that was not deductible for income tax purposes and the effect of foreign income taxes, offset in part by the recognition of a benefit from the disposition of Devon's assets in Venezuela.

      2000 vs. 1999 Devon's 2000 effective financial tax expense rate was 36%. This rate was higher than the statutory federal tax rate of 35% as discussed previously. The 1999 effective financial tax benefit rate was 25%. This rate was lower than the statutory federal tax rate of 35% due to the effect of goodwill amortization that was not deductible for income tax purposes and the effect of foreign income taxes.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE At the time of adoption of SFAS No. 133, Devon recorded a cumulative-effect-type adjustment to net earnings for a $49.5 million gain related to the fair value of derivatives that do not qualify as hedges. This gain included $46.2 million related to the option embedded in the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

      The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included elsewhere in this report.

      CAPITAL EXPENDITURES Approximately $5.3 billion was spent in 2001 for capital expenditures, of which $5.2 billion was related to the acquisition, drilling or development of oil and gas properties. These amounts compare to 2000 total expenditures of $1.3 billion ($1.2 billion of which was related to oil and gas properties) and 1999 total expenditures of $0.9 billion ($0.8 billion of which was related to oil and gas properties.)

      OTHER CASH USES Devon's common stock dividends were $25 million, $22 million and $13 million in 2001, 2000 and 1999, respectively. Devon also paid $10 million of preferred stock dividends in 2001 and 2000 and $4 million in the last four and one-half months of 1999 following the PennzEnergy merger.

      During 2001, Devon repurchased 3,754,000 shares of common stock at an aggregate cost of $190 million or $50.71 per share. Devon also repurchased shares of its common stock in 2001 under an odd-lot repurchase program. Pursuant to this program, Devon purchased and retired 232,000 shares of its common stock for a total cost of $14 million, or $57.40 per share.

      CAPITAL RESOURCES AND LIQUIDITY Devon's primary source of liquidity has historically been net cash provided by operating activities ("operating cash flow"). This source has been supplemented as needed by accessing credit lines and commercial paper markets and issuing equity securities and long-term debt securities. In 2002, another major source of liquidity will be sales of oil and gas properties.

      Devon's operating cash flow is sensitive to many variables, the most volatile of which is pricing of the oil, natural gas and NGLs produced. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic growth, weather and other substantially variable factors influence market conditions for these products. These factors are beyond Devon's control and are difficult to predict.

      To mitigate some of the risk inherent in oil and natural gas prices, Devon has entered into various fixed-price physical delivery contracts and financial price swap contracts to fix the price to be received for a portion of future oil and natural gas production. Additionally, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. The table below provides the volumes associated with these various arrangements.

                                  Fixed-Price Physical   Price Swap    Price
                                   Delivery Contracts    Contracts    Collars   Total
                                   ------------------    ---------    -------   -----
Oil production (MMBbls)
      2002                                  2                10            7      19

Natural gas production (Bcf)
      2002                                 53                88          162     303
      2003                                 26                36          126     188
      2004                                 19                 2           --      21

      For the years 2005 through 2011, Devon has fixed-price physical delivery contracts covering natural gas production ranging from 13 Bcf to 19 Bcf per year. Devon also has Canadian gas volumes subject to fixed-price contracts in the years from 2012 through 2016, but the yearly volumes are less than 1 Bcf.

      By removing the price volatility from the above volumes of oil and natural gas production, Devon has mitigated, but not eliminated, the potential negative effect of declining prices on its operating cash flow.

      It is Devon's policy to only enter into derivative contracts with investment grade rated counterparties deemed by management as competent and competitive market makers.

      In December 2001, Devon announced that its capital expenditure budget for the year 2002 was approximately $1.5 billion. This capital budget represents the largest planned use of available operating cash flow. To a certain degree, the ultimate timing of these capital expenditures is within Devon's control. Therefore, if oil and natural gas prices decline to levels below its acceptable levels, Devon could choose to defer a portion of these planned 2002 capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity.

      Other sources of liquidity are Devon's revolving lines of credit. As of December 31, 2001, these credit lines totaled $1.1 billion, of which $884 million was available to Devon for future borrowings as of the end of 2001. The majority of the revolving credit lines consist of a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility").

      The $725 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $525 million. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until August 12, 2002 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. Debt borrowed under the Tranche B facility matures two years and one day following the end of the Tranche B Revolving Period. On December 31, 2001, there was $50 million of debt outstanding under Tranche A of the $725 million U.S. Facility.

      Devon may borrow funds under the $275 million Canadian Facility until August 12, 2002 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 45 and 90 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semi annual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On December 31, 2001, there were no borrowings outstanding under the Canadian Facility.

      Under the terms of the revolving credit facilities, Devon has the right to reallocate up to $100 million of the unused Tranche B facility maximum credit amount to the Canadian Facility. Conversely, Devon also has the right to reallocate up to $100 million of unused Canadian Facility maximum credit amount to the Tranche B facility.

      Amounts borrowed under the revolving credit facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Devon has historically elected a rate that is based upon LIBOR, plus a margin dictated by Devon's debt rating. Borrowings under the Canadian facility have also been made under a rate based upon the Bankers' Acceptance rate, plus a margin dictated by Devon's debt rating. Based upon its current debt rating, Devon can borrow under the revolving credit facilities at a rate of between 45.0 and 47.5 basis points above LIBOR, and 45.0 basis points above the Bankers' Acceptance rate. Devon had $50 million of debt outstanding under its revolving credit facilities at December 31, 2001, at an average interest rate of 4.8%.

      Devon also has access to short-term credit under its commercial paper program. Total borrowings under the U.S. Facility and the commercial paper program may not exceed $725 million. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. Devon had $75 million of commercial paper debt outstanding at December 31, 2001, at an interest rate of 3.5%.

      Devon's access to funds from its revolving credit facilities is not restricted under any "material adverse condition" clauses. It is not uncommon for credit agreements to include such clauses. These clauses can remove the obligation of the banks to fund the credit line if any condition or event would reasonably be expected to have a material and adverse effect on the borrower's financial condition, operations, properties or prospects considered as a whole, the borrower's ability to make timely debt payments, or the enforceability of material terms of the credit agreement. While Devon's $1 billion revolving credit facilities and its $3 billion term loan credit facility include covenants that require Devon to report a condition or event having a material adverse effect on the company, the obligation of the banks to fund the revolving credit facilities is not expressly conditioned on the absence of a marked adverse effect.

      A portion of cash used in the Anderson and Mitchell acquisitions was provided by a $3 billion senior unsecured credit facility. This credit facility, which was entered into in October 2001, has a term of five years. The $3 billion credit facility, which was fully borrowed upon the closing of the Mitchell acquisition on January 24, 2002, will mature as follows:

                                                                    (In Millions)

                October 15, 2004                                        $  232
                April 15, 2005                                          $  600
                October 15, 2005                                        $  600
                April 15, 2006                                          $  800
                October 15, 2006                                        $  800
                                                                        ------
                                                                        $3,032
                                                                        ======

      Borrowings under this $3 billion facility may be made under various rate options elected by Devon, including a rate based on LIBOR plus a margin. Through June 17, 2002, this margin is fixed at 100 basis points. Thereafter, the margin will be based on Devon's debt rating. Based on Devon's current debt rating, the margin after June 17, 2002, would be 100 basis points. Following the close of the Mitchell acquisition, Devon had $3 billion borrowed under this facility as of January 31, 2002, at an interest rate of 2.8%.

      The terms of this $3 billion facility also provide that voluntary prepayments of the debt may be applied, at Devon's option, to the earliest scheduled maturities first. For example, if Devon were to prepay a portion of the $3 billion of debt with proceeds from property sales or other cash sources, the amount of the prepayment would reduce, if so elected by Devon, the amounts otherwise due first in 2004, then 2005 and finally 2006.

      Devon's $1 billion revolving credit facilities and its $3 billion term loan credit facility each contain only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 70% through June 30, 2002, and no more than 65% thereafter. The credit agreements contain definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon's consolidated financial statements. Per the agreements, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments.

      As of December 31, 2001, Devon's ratio of total funded debt to total capitalization, as defined in its credit agreements, was 60.5%. On a pro forma basis, assuming the Mitchell acquisition had closed on December 31, 2001, the ratio was 59.5%.

      Devon intends to divest approximately $1 billion of oil and gas properties in 2002. Devon is currently in the early stages of its property divestiture activities. Although Devon believes it will be able to generate the desired amount of cash from these divestitures, it is possible that market conditions could result in the properties being sold for less than originally believed. If all the properties currently identified are sold, and the proceeds are less than the stated goal of $1 billion, Devon's alternatives would depend on the circumstances, including the actual amount of cash that is raised from the sales and the overall market for property sales at the time. Failure to reduce Devon's indebtedness to the extent desired through these property divestitures or other cash sources could result in unfavorable actions by the various credit rating agencies.

      Devon receives debt ratings from the major ratings agencies in the United States. In determining Devon's debt rating, the agencies consider a number of items including, but not limited to, debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity pricing levels.

      Devon's current debt ratings are BBB with a stable outlook by Standard & Poor's and Baa2 with a negative outlook by Moody's. There are no "rating triggers" in any of Devon's contractual obligations that would accelerate scheduled maturities should Devon's debt rating fall below a specified level. Certain of Devon's agreements related to its oil and natural gas hedges do contain provisions that could require Devon to provide cash collateral in situations where Devon's liability under the hedge is above a certain dollar threshold and where Devon's debt rating is below investment grade (BBB- or Baa3). However, Devon's liability under these agreements would only exceed the maximum level in circumstances where the market prices for oil or natural gas were rising. It is unlikely that Devon's debt rating would be subjected to downgrades to non-investment grade levels during such a period of rising oil and natural gas prices.

      As summarized earlier in this section, Devon's cost of borrowing under its $1 billion revolving credit facilities and its $3 billion term loan facility is predicated on its corporate debt rating. Therefore, even though a ratings downgrade would not accelerate scheduled maturities, it would adversely impact Devon's interest rate on its variable rate debt. Under the terms of the $1 billion revolving credit facilities and the $3 billion term loan credit facility, a one notch downgrade would increase Devon's borrowing rates by 22.5 basis points and 25 basis points, respectively. A ratings downgrade could also adversely impact Devon's ability to economically access future debt markets.

      As of January 31, 2002, Devon is not aware of any potential ratings downgrades being contemplated by the rating agencies.

      A summary of Devon's contractual obligations as of December 31, 2001, is provided in the following table.

                                                      PAYMENTS DUE BY YEAR
                                                      --------------------
                                                                               After
                                   2002     2003     2004     2005     2006     2006    Total
                                   ----     ----     ----     ----     ----     ----    -----
                                                         (IN MILLIONS)
Long-term debt                    $  --       --      358      775      689    4,886    6,708
Operating leases                     21       20       16       14       11       14       96
Drilling obligations                170       17       --       --       --       --      187
Firm transportation agreements       93       82       65       49       42      219      550
                                  -----    -----    -----    -----    -----    -----    -----
     Total                        $ 284      119      439      838      742    5,119    7,541
                                  =====    =====    =====    =====    =====    =====    =====

      Firm transportation agreements represent "ship or pay" arrangements whereby Devon has committed to ship certain volumes of gas for a fixed transportation fee. Devon has entered into these agreements to ensure that Devon can get its gas production to market. Devon expects to have sufficient volumes to ship to satisfy the firm transportation agreements, so that Devon will be receiving equivalent value for the firm transportation payments that it will make.

      The above table does not include $89 million of letters of credit that have been issued by commercial banks on Devon's behalf which, if funded, would become borrowings under Devon's revolving credit facility. Most of these letters of credit have been granted by Devon's financial institutions to support Devon's Canadian drilling commitments. The $6.7 billion of long-term debt shown in the table excludes $119 million of discounts included in the December 31, 2001, book balance of the debt.

CRITICAL ACCOUNTING POLICIES

      In December 2001, the Securities and Exchange Commission encouraged public companies to include in their annual report information on critical accounting policies. These policies have been defined as those that are very important to the portrayal of the company's financial condition and results, and require management's most difficult, subjective or complex judgments.

      Below is information on what Devon believes are its critical accounting policies.

      FULL COST CEILING CALCULATIONS Devon follows the full cost method of accounting for its oil and gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet. If Devon's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense. The ceiling limitation is imposed separately for each country in which Devon has oil and gas properties.

      Devon's discounted present value of its proved oil, natural gas and NGL reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, natural gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Certain of Devon's reserve estimates are prepared by outside consultants, while other reserve estimates are prepared by Devon's engineers.

      The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. In the past four years, Devon's annual revisions to its reserve estimates have averaged approximately 3% of the previous year's estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of DD&A.

      While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and NGL reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on Devon's assessment of future prices or costs, but rather are based on such prices and costs in effect as of the end of each quarter when the ceiling calculation is performed. In calculating the ceiling, Devon does not adjust the end-of-period price by the effect of cash flow hedges in place.

      Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than Devon's long-term price forecast that is a barometer for true fair value. Therefore, oil and gas property writedowns that result from applying the full cost ceiling limitation, and that are caused by fluctuations in price as opposed to reductions to the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.

      Devon recorded writedowns to its domestic and Canadian oil and gas properties as of December 31, 2001. The domestic properties were reduced by $449 million and the Canadian properties were reduced by $434 million. The year-end 2001 prices used to calculate the ceiling were based on a NYMEX oil price of $19.84 per barrel, and a Henry Hub gas price of $2.65 per MMBtu. If oil or gas prices at the end of future quarters drop below these year-end 2001 prices, or if Devon reduces its estimates of proved reserve quantities, further writedowns would likely occur. Also, in January 2002, Devon closed its merger with Mitchell. The oil and gas properties acquired in this transaction were recorded at their estimated fair value. The fair values were based on Devon's estimates of future oil and gas prices, and these estimated prices were higher than the year-end 2001 market prices for oil and gas. Therefore, the Mitchell properties were recorded at amounts which would have exceeded the related full cost ceiling calculation as of the end of 2001. This increases the likelihood that Devon will incur further property writedowns of its domestic oil and gas properties.

      FAIR VALUES OF DERIVATIVE INSTRUMENTS The estimated fair values of Devon's derivative instruments are recorded on Devon's 2001 consolidated balance sheet. Substantially all of Devon's derivative instruments represent hedges of the price of future oil and natural gas production. Therefore, while fair values of such hedging instruments must be estimated as of the end of each reporting period, the changes in the fair values are not included in Devon's consolidated results of operations. Instead, the changes in fair value of hedging instruments are recorded directly to stockholders' equity until the hedged oil or natural gas quantities are produced.

      The estimates of the fair values of Devon's hedging derivatives require substantial judgment. Devon estimates the fair values of its derivatives on a monthly basis using a discounted future cash flow technique. Devon obtains the forecasts of future NYMEX oil and gas prices from independent third parties. Many of Devon's hedges relate to regional prices other than NYMEX. Therefore, where necessary, Devon adjusts the NYMEX prices to prices at other regional delivery points using its own estimates of future differentials. The estimated future prices are compared to the prices fixed by the hedge agreements, and the resulting estimated future cash inflows or outflows over the lives of the hedges are discounted using Devon's current borrowing rates under its revolving credit facilities. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differentials and interest rates.

      As stated earlier, substantially all of Devon's derivative instruments are hedges of the price of future oil and natural gas production. Devon is not involved in any trading activities of derivatives.

      BUSINESS COMBINATIONS Devon has grown substantially during recent years through acquisitions of other oil and natural gas companies. Most of these acquisitions have been accounted for using the purchase method of accounting, and recent accounting pronouncements ensure that all future acquisitions will be accounted for using the purchase method.

      Under the purchase method, the acquiring company adds to its balance sheet the estimated fair values of the acquired company's assets and liabilities. Any excess of the purchase price over the fair values of the tangible and intangible net assets acquired is recorded as goodwill. As of January 1, 2002, the accounting for goodwill has changed. In prior years, goodwill was amortized over its estimated useful life. As of 2002, goodwill with an indefinite useful life is no longer amortized, but instead is assessed for impairment at least annually.

      There are various assumptions made by Devon in determining the fair values of an acquired company's assets and liabilities. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of the oil and gas properties acquired. To determine the fair values of these properties, Devon prepares estimates of oil, natural gas and NGL reserves. These estimates are based on work performed by Devon's engineers and that of outside consultants. The judgments associated with these estimated reserves are described earlier in this section in connection with the full cost ceiling calculation.

      However, there are factors involved in estimating the fair values of acquired oil, natural gas and NGL properties that require more judgment than that involved in the full cost ceiling calculation. As stated above, the full cost ceiling calculation applies current price and cost information to the reserves to arrive at the ceiling amount. By contrast, the fair value of reserves acquired in a business combination must be based on Devon's estimates of future oil, natural gas and NGL prices. Devon's estimates of future prices are based on its own analysis of pricing trends. These estimates are based on current data obtained with regard to regional and worldwide supply and demand dynamics such as economic growth forecasts. They are also based on industry data regarding natural gas storage availability, drilling rig activity, changes in delivery capacity and trends in regional pricing differentials. Future price forecasts from independent third parties are also taken into account in arriving at Devon's own pricing estimates.

      Devon's estimates of future prices are applied to the estimated reserve quantities acquired to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues are then discounted using a 10% per annum rate.

      Devon also applies these same general principles in arriving at the fair value of unproved reserves acquired in a business combination. These unproved reserves are generally classified as either probable or possible reserves. Because of their very nature, probable and possible reserve estimates are more imprecise than those of proved reserves. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net revenues of probable and possible reserves are reduced by what Devon considers to be an appropriate risk-weighting factor in each particular instance. It is common for the discounted future net revenues of probable and possible reserves to be reduced by factors ranging from 30% to 80% to arrive at what Devon considers to be the appropriate fair values.

      Generally, in Devon's business combinations, the determination of the fair values of oil and gas properties requires much more judgment than the fair values of other assets and liabilities. The acquired companies commonly have long-term debt that Devon assumes in the acquisition, and this debt must be recorded at the estimated fair value as if Devon had issued such debt. However, significant judgment on Devon's behalf is usually not required in these situations due to the existence of comparable market values of debt issued by Devon's peer companies.

      Effective January 1, 2002, Devon adopted the remaining provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually. This will require Devon to estimate the fair values of its own assets and liabilities. Therefore, considerable judgment similar to that described above in connection with estimating the fair value of an acquired company in a business combination will be required to assess goodwill for impairment.

2002 ESTIMATES

      The forward-looking statements provided in this discussion are based on management's examination of historical operating trends, the information which was used to prepare the December 31, 2001 reserve reports and other data in Devon's possession or available from third parties. Devon cautions that its future oil, natural gas and NGL production, revenues and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development and production and sale of oil and gas. These risks include, but are not limited to, price volatility, inflation or lack of availability of goods and services, environmental risks, drilling risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves, and other risks as outlined below. Additionally, Devon cautions that its future gas services revenues and expenses are subject to all of the risks and uncertainties normally incident to the gas services business. These risks include, but are not limited to, price volatility, environmental risks, regulatory changes, the uncertainty inherent in estimating future processing volumes and pipeline throughput, and other risks as outlined below. Also, the financial results of Devon's foreign operations are subject to currency exchange rate risks. Additional risks are discussed below in the context of line items most affected by such risks.

      SPECIFIC ASSUMPTIONS AND RISKS RELATED TO PRICE AND PRODUCTION ESTIMATES Prices for oil, natural gas and NGLs are determined primarily by prevailing market conditions. Market conditions for these products are influenced by regional and worldwide economic growth, weather and other substantially variable factors. These factors are beyond Devon's control and are difficult to predict. In addition to volatility in general, Devon's oil, gas and NGL prices may vary considerably due to differences between regional markets, transportation availability and demand for different grades of oil, gas and NGLs. Substantially all of Devon's revenues are attributable to sales of these three commodities. Consequently, Devon's financial results and resources are highly influenced by price volatility.

      Estimates for Devon's future production of oil, natural gas and NGLs are based on the assumption that market demand and prices for oil and gas will continue at levels that allow for profitable production of these products. There can be no assurance of such stability. Also, Devon's international production of oil, natural gas and NGLs is governed by payout agreements with the governments of the countries in which Devon operates. If the payout under these agreements is attained earlier than projected, Devon's net production and proved reserves in such areas could be reduced.

      Estimates for Devon's future processing and transport of natural gas and NGLs are based on the assumption that market demand and prices for gas and NGLs will continue at levels that allow for profitable processing and transport of these products. There can be no assurance of such stability.

      The production, transportation, processing and marketing of oil, natural gas and NGLs are complex processes which are subject to disruption due to transportation and processing availability, mechanical failure, human error, meteorological events including, but not limited to, hurricanes, and numerous other factors. The following forward-looking statements were prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and NGLs during 2002 will be substantially similar to those of 2001, unless otherwise noted. Given the general limitations expressed herein, Devon's forward-looking statements for 2002 are set forth below. Unless otherwise noted, all of the following dollar amounts are expressed in U.S. dollars. Those amounts related to Canadian operations have been converted to U.S. dollars using an exchange rate of $0.65 U.S. dollar to $1.00 Canadian dollar. The actual 2002 exchange rate may vary materially from this estimated rate. Such variations could have a material effect on the following Canadian estimates.

      The following forward-looking data excludes the financial and operating effects of potential property acquisitions or divestitures, except for the Mitchell acquisition and except as discussed in "Property Acquisitions and Divestitures". The timing and ultimate results of such acquisition and divestiture activity is difficult to predict, and may vary materially from that discussed in this report.

      GEOGRAPHIC REPORTING AREAS FOR 2002 The following estimates of production, average price differentials and capital expenditures are provided separately for each of the following geographic areas:

      -     the United States;

      -     Canada; and

      - International, which encompasses all oil and gas properties that lie outside of the United States and Canada.

YEAR 2002 POTENTIAL OPERATING ITEMS

      The estimates related to oil, gas and NGL production, operating costs and DD&A set forth in the following paragraphs are based on estimates for Devon's properties other than those that have been designated for possible sale (See "Property Acquisitions and Divestitures"). Therefore, the following estimates exclude the results of the potential sale properties for the entire year.

      OIL, GAS AND NGL PRODUCTION Set forth in the following paragraphs are individual estimates of Devon's oil, gas and NGL production for 2002. On a combined basis, Devon estimates its 2002 oil, gas and NGL production will total between 175.4 and 186.4 MMBoe. Of this total, approximately 92% is estimated to be produced from reserves classified as proved at December 31, 2001.

      OIL PRODUCTION Devon expects its oil production to total between 34.5 and
36.7 MMBbls. Of this total, approximately 95% is estimated to be produced from reserves classified as proved at December 31, 2001. The expected ranges of production by area are as follows:

                                                                      (MMBbls)
                                                                      --------
            United States                                           18.3 to 19.5
            Canada                                                  14.4 to 15.3
            International                                            1.8 to 1.9

      OIL PRICES - - FIXED Through certain forward oil sales agreements assumed in the 2000 Santa Fe Snyder merger, the price on a portion of Devon's 2002 oil production has been fixed. These agreements fixed the price on 2.5 MMBbls of 2002 oil production at an average price of $16.84 per Bbl. It should be noted that these forward sales apply only to production in the first eight months of 2002.

      Devon has executed price swaps attributable to 8 MMBbls of domestic production at an average price of $23.85 per Bbl. Additionally, Devon has entered into price swaps attributable to Canadian production of 1.6 MMBbls at an average price of $20.33 per Bbl.

      OIL PRICES - - FLOATING For oil production for which prices have not been fixed, Devon's average prices are expected to differ from the NYMEX price as set forth in the following table.

                                                    EXPECTED RANGE OF OIL PRICES
                                                        LESS THAN NYMEX PRICE
                                                        ---------------------
         United States                                  ($2.35) to ($1.35)
         Canada                                         ($6.05) to ($4.05)
         International                                  ($4.05) to ($3.05)

      Devon has also entered into costless price collars that set a floor price and a ceiling price for 7.3 MMBbls of United States oil production that otherwise is subject to floating prices. The collars have a floor and ceiling price per Bbl of $23.00 and $28.19, respectively. The floor and ceiling prices are based on the NYMEX price. The NYMEX price is the monthly average of settled prices on each trading day for West Texas Intermediate Crude oil delivered at Cushing, Oklahoma. If the NYMEX price is outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. Any such settlements will either increase or decrease Devon's oil revenues for the period. Because Devon's oil volumes are often sold at prices that differ from the NYMEX price due to differing quality (i.e., sweet crude versus sour crude) and transportation costs from different geographic areas, the floor and ceiling prices of the various collars do not reflect actual limits of Devon's realized prices for the production volumes related to the collars.

      GAS PRODUCTION Devon expects its gas production to total between 747 Bcf and 793 Bcf. Of this total, approximately 90% is estimated to be produced from reserves classified as proved at December 31, 2001. The expected ranges of production are as follows:

                                                                        (BCF)
                                                                        -----
            United States                                             473 to 502
            Canada                                                    274 to 291

      GAS PRICES - - FIXED Through various price swaps and fixed-price physical delivery contracts, Devon has fixed the price it will receive on a portion of its natural gas production. The following tables include information on this fixed-price production. Where necessary, the prices have been adjusted for certain transportation costs that are netted against the prices recorded by Devon, and the prices have also been adjusted for the Btu content of the gas hedged.

                                      FIRST HALF OF 2002      SECOND HALF OF 2002
                                      ------------------      -------------------
                                     MCF/DAY    PRICE/MCF    MCF/DAY    PRICE/MCF
                                     -------    ---------    -------    ---------
United States                        264,671     $  3.01     198,346     $  3.19
Canada                               192,983     $  1.88     121,758     $  1.69

      GAS PRICES - - FLOATING For the natural gas production for which prices have not been fixed, Devon's average prices are expected to differ from the NYMEX price as set forth in the following table. The NYMEX price is determined to be the first-of-month South Louisiana Henry Hub price index as published monthly in Inside FERC.

                                                EXPECTED RANGE OF GAS PRICES
                                            GREATER THAN (LESS THAN) NYMEX PRICE
                                            ------------------------------------
            United States                            ($0.45) to  $0.05
            Canada                                   ($0.75) to ($0.25)

      Devon has also entered into costless price collars that set a floor and ceiling price for a portion of its natural gas production that otherwise is subject to floating prices. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. Any such settlements will either increase or decrease Devon's gas revenues for the period. Because Devon's gas volumes are often sold at prices that differ from the related regional indices, and due to differing Btu contents of gas produced, the floor and ceiling prices of the various collars do not reflect actual limits of Devon's realized prices for the production volumes related to the collars.

      Devon has entered into costless collars concerning its 2002 gas production. To simplify presentation, these collars have been aggregated in the following table according to similar floor prices. The floor and ceiling prices shown are weighted averages of the various collars in each aggregated group.

      The prices shown in the following table have been adjusted to a NYMEX-based price, using Devon's estimates of 2002 differentials between NYMEX and the specific regional indices upon which the collars are based. The floor and ceiling prices related to the domestic collars are based on various regional first-of-the-month price indices as published monthly by Inside FERC. The floor and ceiling prices related to the Canadian collars are based on the AECO index as published by the Canadian Gas Price Reporter.

                                          FIRST HALF OF 2002                      SECOND HALF OF 2002
                                          ------------------                      -------------------
                                                 FLOOR       CEILING                    FLOOR       CEILING
                                                 PRICE        PRICE                     PRICE        PRICE
                                                  PER          PER                       PER          PER
AREA (RANGE OF FLOOR PRICES)      MMBtu/DAY      MMBtu        MMBtu      MMBtu/DAY      MMBtu        MMBtu
----------------------------      ---------      -----        -----      ---------      -----        -----
United States ($3.35 - $3.65)      285,000      $  3.52      $  7.37      285,000      $  3.52      $  7.37
United States ($2.96 - $3.11)      130,000      $  3.01      $  4.53           --      $    --      $    --
United States ($2.75 - $2.79)       35,000      $  2.76      $  3.72       35,000      $  2.76      $  3.72
Canada ($3.54 - $3.72)              23,705      $  3.64      $  6.82       23,705      $  3.64      $  6.82
Canada ($3.19 - $3.32)               9,481      $  3.26      $  4.50           --      $    --      $    --
Canada ($2.72 - $2.99)              34,481      $  2.79      $  3.88       25,000      $  2.72      $  3.67

      NGL PRODUCTION Devon expects its production of NGLs to total between 16.4 million barrels and 17.5 million barrels. Of this total, 98% is estimated to be produced from reserves classified as proved at December 31, 2001. The expected ranges of production are as follows:

                                                                      (MMBbls)
                                                                      --------
            United States                                           11.9 to 12.7
            Canada                                                   4.5 to 4.8

      GAS SERVICES REVENUES AND EXPENSES Devon's gas services revenues and expenses are derived from its natural gas processing plants and natural gas transport pipelines. These revenues and expenses vary in response to several factors. The factors include, but are not limited to, changes in production from wells connected to the pipelines and related processing plants, changes in the absolute and relative prices of natural gas and NGLs, provisions of the contract agreements and the amount of repair and workover activity required to maintain anticipated processing levels.

      These factors increase the uncertainty inherent in estimating future gas services revenues and expenses. Given these uncertainties, Devon estimates that 2002 gas services revenues will be between $917 million and $974 million and gas services expenses will be between $709 million and $752 million.

      OTHER REVENUES Devon's other revenues in 2002 are expected to be between $14 million and $18 million.

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

      Given these uncertainties, Devon estimates that lease operating expenses will be between $540 million and $574 million, transportation costs will be between $153 million and $163 million and production taxes will be between 3.9% and 4.4% of consolidated oil, natural gas and NGL revenues.

      DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") The 2002 oil and gas property DD&A rate will depend on various factors. Most notable among such factors are the amount of proved reserves that will be added from drilling or acquisition efforts compared to the costs incurred for such efforts, and the revisions to Devon's year-end 2001 reserve estimates that, based on prior experience, are likely to be made during 2002.

      Oil and gas property related DD&A expense is expected to be between $1.1 billion and $1.3 billion. Additionally, Devon expects its DD&A expense related to non-oil and gas property fixed assets to total between $88 million and $93 million. This range includes $54 million to $57 million related to gas services assets. Based on these DD&A amounts and the production estimates set forth earlier, Devon expects its consolidated DD&A rate will be between $6.52 per Boe and $6.93 per Boe.

      GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") Devon's G&A includes the costs of many different goods and services used in support of its business. These goods and services are subject to general price level increases or decreases. In addition, Devon's G&A varies with its level of activity and the related staffing needs as well as with the amount of professional services required during any given period. Should Devon's needs or the prices of the required goods and services differ significantly from current expectations, actual G&A could vary materially from the estimate. Given these limitations, consolidated G&A is expected to be between $174 million and $184 million.

      INTEREST EXPENSE Future interest rates, debt outstanding and oil, natural gas and NGL prices have a significant effect on Devon's interest expense. Devon can only marginally influence the prices it will receive in 2002 from sales of oil, natural gas and NGLs and the resulting cash flow. The proceeds and the timing of the potential property sales in 2002 will also affect interest expense. Such proceeds could be used to retire either fixed-rate debt or variable-rate debt. At this time, the amount of proceeds and the timing of such property sales, as well as the application of the proceeds, are not possible to accurately predict. (See "Property Acquisitions and Divestitures.") These factors increase the margin of error inherent in estimating future interest expense. Other factors which affect interest expense, such as the amount and timing of capital expenditures, are within Devon's control.

      Assuming no changes in fixed-rate debt balances during 2002 other than the assumption of $211 million of such debt from Mitchell, Devon's average balance of fixed rate debt during 2002 will be $5.7 billion. The interest expense in 2002 related to this fixed-rate debt will be approximately $407 million. This fixed-rate debt removes the uncertainty of future interest rates from some, but not all, of Devon's long-term debt. Devon's floating rate debt is discussed in the following paragraphs.

      After completion of the Mitchell acquisition, Devon had 100% of its $3.0 billion senior unsecured term loan credit facility borrowed. Interest on borrowings under this facility may be based, at Devon's option, on LIBOR plus a margin determined by Devon's long-term senior unsecured debt ratings. Regardless of the current debt ratings, the margin for borrowings based on LIBOR will be 100 basis points until June 17, 2002. As of January 31, 2002, the average interest rate on this facility was 2.8%.

      From time to time, Devon borrows under its $1 billion credit facilities. Borrowings under the U.S. facility, currently set at $725 million, may be borrowed at various rate options including LIBOR plus a margin with interest periods of up to six months. Borrowings under the Canadian facility, currently set at $275 million, may be made at various rate options including LIBOR plus a margin with interest periods up to six months, or Bankers Acceptances plus a margin with interest periods of 30 to 180 days. The current LIBOR margin ranges from 45.0 to 47.5 basis points and the current Bankers Acceptance margin is 45.0 basis points. The total borrowed under these facilities was $50 million at December 31, 2001, at an average interest rate of 4.8%.

      From time to time, Devon also borrows under its commercial paper facility. Total borrowings under the $725 million U.S. facility and the commercial paper program cannot exceed $725 million. The total borrowed under the commercial paper program was $75 million at December 31, 2001, at an average interest rate of 3.5%. Debt outstanding under this program is generally borrowed for seven to 90 day periods, and may be borrowed up to 365 days, at prevailing commercial paper market rates.

      Devon has fixed the interest rate on $133 million Canadian dollars and $50 million U.S. dollars of its floating rate debt through interest-rate swap agreements at average rates of 6.4% and 5.9%, respectively. The Canadian dollar interest-rate swap agreements mature at various dates through July 2007 and the U.S. dollar swap agreement matures in May 2003.

      REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES Devon follows the full cost method of accounting for its oil and gas properties. Under the full cost method, Devon's net book value of oil and gas properties, less related deferred income taxes (the "costs to be recovered"), may not exceed a calculated "full cost ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from oil and gas properties plus the lower of cost or fair value of unproved properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

      Because of the volatile nature of oil and gas prices, it is not possible to predict whether Devon will incur a full cost writedown in future periods. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than Devon's long-term price forecast that is a barometer for true fair value. Therefore, oil and gas property writedowns that result from applying the full cost ceiling limitation, and that are caused by fluctuations in price as opposed to reductions to the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.

      Devon recorded writedowns to its domestic and Canadian oil and gas properties as of December 31, 2001. The year-end 2001 prices used to calculate the ceiling were a NYMEX oil price of $19.84 per barrel, and a Henry Hub gas price of $2.65 per MMBtu. If oil or gas prices at the end of future quarters drop below these year-end 2001 prices, or if Devon reduces its estimates of proved reserve quantities, further writedowns would likely occur. Also, in January 2002, Devon closed its merger with Mitchell. The oil and gas properties acquired in this transaction were recorded at their estimated fair value. The fair values were based on Devon's estimates of future oil and gas prices, and these estimated prices were higher than the year-end 2001 market prices for oil and gas. Therefore, the Mitchell properties were booked at amounts which would have exceeded the related full cost ceiling calculation as of the end of 2001. This increases the likelihood that Devon will incur further property writedowns of its domestic oil and gas properties.

      EFFECTS OF CHANGES IN FOREIGN CURRENCY RATES In the October 2001 Anderson acquisition, Devon's subsidiary, Devon Canada, assumed $400 million of long-term debt which is denominated in U.S. dollars. This debt matures in 2011. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from October 15, when Devon acquired Anderson, to the dates of repayment will increase or decrease the expected amount of Canadian dollars eventually required to repay the debt. Such changes in the Canadian dollar equivalent balance of the debt are required to be included in determining net earnings for the period in which the exchange rate changes. Because of the variability of the exchange rate, it is not possible to estimate the effect which will be recorded in 2002. However, for every $0.01 change in the exchange rate, Devon will record either revenue or expense of approximately $9 million Canadian dollars. The resulting revenue or expense in U.S. dollars will depend on the currency exchange rate in effect throughout the year.

      With the devaluation of the Argentine peso in January 2002, changes in the exchange rate between the U.S. dollar and the Argentine peso will also result in gains or losses for the period in which the exchange rate changes. The functional currency of Devon's Argentine subsidiary is the U.S. dollar. As a result, changes in the exchange rate between the U.S. dollar and the Argentine peso will increase or decrease the expected amount of Argentine pesos eventually collected or paid for transactions that are settled in pesos. Because of the variability of the exchange rate, it is not possible to estimate the deferred effect which will be recorded in 2002. The resulting revenue or expense in U.S. dollars will depend on the currency exchange rate in effect throughout the year.

      INCOME TAXES Devon's financial income tax rate in 2002 will vary materially depending on the actual amount of financial pre-tax earnings. There are certain tax deductions and credits that will have a fixed impact on 2002's income tax expense regardless of the level of pre-tax earnings that are produced. Due to the significance of these deductions and credits as compared to potential pre-tax earnings, it is not possible to estimate an accurate single range of financial income tax rates that would apply to all the possible levels of pre-tax earnings during 2002. Therefore, the following estimates are provided based on various ranges of financial pre-tax earnings for 2002.

                                        INCOME TAX EXPENSE (BENEFIT) RATE
                                        ---------------------------------
     PRE-TAX EARNINGS               CURRENT        DEFERRED           TOTAL
     ----------------               -------        --------           -----
   $100 - $225 million            65% to 40%   (130%) to (50%)    (65%) to (10%)
   $226 - $450 million            40% to 35%    (50%) to (20%)    (10%) to  15%
   $451 - $675 million            35% to 30%    (20%) to (10%)     15%  to  20%

      It is uncertain whether Devon's pre-tax earnings will be within the ranges presented in the above table. Among the factors which could cause Devon's pre-tax earnings to fall outside these ranges is price volatility. In addition to price volatility's effect on revenues, such volatility could also cause Devon to incur a full cost reduction of oil and gas properties. Variances in revenues or expenses resulting from price volatility could cause Devon's pre-tax earnings to fall outside the ranges presented.

      PROPERTY ACQUISITIONS AND DIVESTITURES Though Devon has completed several major property acquisitions in recent years, these transactions are opportunity driven. Thus, Devon does not "budget," nor can it reasonably predict, the timing or size of such possible acquisitions, if any, other than the Mitchell acquisition closed on January 24, 2002.

      During 2002, Devon contemplates the disposition of certain oil and gas properties (the "Disposition Properties"). The Disposition Properties are predominantly properties that are either outside of Devon's core-operating areas or otherwise do not fit Devon's current strategic objectives. The Disposition Properties are located in the U.S., Canada and International areas. At this time, Devon is in the early stages of the disposition process, and it is impossible to identify when, or if, the dispositions will occur.

      The estimates of Devon's 2002 results previously set forth exclude any results from the Disposition Properties. The Disposition Properties' actual contributions to Devon's 2002 operating results will depend upon the timing of the dispositions. The estimated full-year 2002 results from the Disposition Properties (which are not included in the previous 2002 estimates included in this report) are as follows:

                                        EXPECTED RANGE OF PRODUCTION
                                        ----------------------------
                                OIL          GAS         NGL           TOTAL
                             (MMBbls)       (Bcf)      (MMBbls)       (MMBoe)
                             --------       -----      --------       -------
   United States             6.8 to 7.2    45 to 48   0.6 to 0.7    14.9 to 15.9
   Canada                    2.9 to 3.1    13 to 14   0.3 to 0.4     5.4 to 5.8
   International             7.1 to 7.5    10 to 11   0.1 to 0.2     8.9 to 9.5
        Total               16.8 to 17.8   68 to 73   1.0 to 1.3    29.2 to 31.2

                                                       EXPECTED RANGE OF EXPENSE
                                                             ($ IN MILLIONS)
                                                             ---------------
   Lease operating expenses                                    $178 to $189
   Transportation costs                                        $ 10 to $ 11
   DD&A                                                        $195 to $207

YEAR 2002 POTENTIAL CAPITAL EXPENDITURES AND OTHER CASH USES

      CAPITAL EXPENDITURES Though Devon has completed several major property acquisitions in recent years, these transactions are opportunity driven. Thus, Devon does not "budget", nor can it reasonably predict, the timing or size of such possible acquisitions, if any, other than the Mitchell acquisition.

      Devon's capital expenditures budget is based on an expected range of future oil, natural gas and NGL prices as well as the expected costs of the capital additions. Should actual prices differ materially from Devon's expectations for its future production, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2002 capital expenditures. In addition, if the actual costs of the budgeted items vary significantly from the anticipated amounts, actual capital expenditures could vary materially from Devon's estimates.

      Given the limitations discussed, the company expects its 2002 capital expenditures for drilling and development efforts, plus related facilities, to total between $1.2 billion and $1.4 billion. These amounts include between $495 million and $595 million for drilling and facilities costs related to reserves classified as proved as of year-end 2001. In addition, these amounts include between $365 million and $435 million for other low risk/reward projects and between $300 million and $350 million for new, higher risk/reward projects. Low risk/reward projects include development drilling that does not offset currently productive units and for which there is not a certainty of continued production from a known productive formation. Higher risk/reward projects include exploratory drilling to find and produce oil or gas in previously untested fault blocks or new reservoirs.

      The following table shows expected drilling and facilities expenditures by geographic area.

                                    DRILLING AND PRODUCTION FACILITIES EXPENDITURES
                                    -----------------------------------------------
                               UNITED STATES    CANADA     INTERNATIONAL       TOTAL
                               -------------    ------     -------------       -----
                                                    ($ in millions)
Related to Proved Reserves       $435-$495     $ 15-$ 35      $45-$ 65     $  495-$  595
Lower Risk/Reward Projects       $170-$200     $195-$225      $ 0-$ 10     $  365-$  435
Higher Risk/Reward Projects      $ 70-$ 80     $210-$240      $20-$ 30     $  300-$  350
                                 ---------     ---------      --------     -------------
Total                            $675-$775     $420-$500      $65-$105     $1,160-$1,380
                                 =========     =========      ========     =============

      In addition to the above expenditures for drilling and development, Devon expects to spend between $135 million and $165 million on its gas services assets, which include its gas processing plants and gas transport pipelines. Devon also expects to capitalize between $85 million and $105 million of G&A expenses in accordance with the full cost method of accounting. Devon also expects to pay between $20 million and $30 million for plugging and abandonment charges, and to spend between $15 million and $25 million for non-oil and gas property fixed assets.

      The above capital expenditure estimates do not include the cost to acquire Mitchell in 2002. At closing, Devon paid approximately $1.6 billion to the Mitchell stockholders. Devon also issued approximately 30 million shares of Devon common stock at closing. For accounting purposes, the Devon shares were valued at $50.95 per share, which was the value at the time the Mitchell acquisition was announced in August 2001. This resulted in the shares of Devon common stock issued at closing to be valued at approximately $1.5 billion.

      The actual allocation of the Mitchell acquisition cost to the various assets and liabilities will not be final until sometime later in 2002. However, the preliminary allocation of the acquisition cost to fixed assets was as follows:

         Proved oil and gas properties                              $1.5 billion
         Unproved oil and gas properties                            $0.7 billion
         Gas services facilities and equipment                      $0.8 billion
                                                                    ----
                                                                    $3.0 billion
                                                                    ====

      OTHER CASH USES Devon's management expects the policy of paying a quarterly common stock dividend to continue. With the current $0.05 per share quarterly dividend rate and 155 million shares of common stock outstanding after completion of the Mitchell acquisition, 2002 dividends are expected to approximate $31 million. Also, Devon has $150 million of 6.49% cumulative preferred stock upon which it will pay $10 million of dividends in 2002.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED Effective January 1, 2002, Devon adopted the remaining provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually. Also, Devon adopted the provisions of SFAS No. 141, Business Combinations, at the time of issuance in July 2001 for business combinations after that date. Under the provisions of SFAS No. 141 and the applicable portions of SFAS No. 142, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 are not amortized, but are to be evaluated for impairment in accordance with the appropriate pre- SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the full adoption of SFAS No. 142.

      Devon will perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Devon will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. Devon then has until June 30, 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Devon must perform the second step of the transitional impairment test. In the second step, Devon must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in Devon's 2002 statement of operations.

      As of January 1, 2002, Devon had unamortized goodwill in the amount of $2.2 billion, which was subject to the transition provisions of SFAS Nos. 141 and 142. Devon has not completed its assessment of the impact of adopting the remaining provisions of SFAS Nos. 141 and 142 on Devon's financial statements. However, Devon does not believe that a transitional impairment loss will be required to be recognized.

      Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be fair value, defined as "the price that an entity would have to pay a willing third party of comparable credit standing to assume the liability in a current transaction other than in a forced or liquidation sale." Devon expects that it will use a valuation technique such as expected present value to estimate fair value.

      The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and allocated to expense using a systematic and rational method.

      Devon will be required to adopt SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation.

      Devon currently records estimated costs of dismantlement, removal, site reclamation, and other similar activities as part of depreciation, depletion, and amortization and does not record a separate liability for such amounts. Devon has not completed the assessment of the impact that adoption of SFAS No. 143 will have on its consolidated financial statements. However, Devon expects the amounts for capitalized oil and gas property costs and asset retirement obligations will increase.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

      Devon adopted SFAS No. 144 effective January 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use or for disposal to have a material impact on Devon's financial statements because Devon utilizes the full cost method of accounting for oil and gas exploration and development activities and the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

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

     Devon's total hedged positions as of January 31, 2002 are set forth in the following tables.

     PRICE SWAPS Through various price swaps, Devon has fixed the price it will receive on a portion of its oil and natural gas production in 2002, 2003 and 2004. The following tables include information on this production. Where necessary, the prices have been adjusted for certain transportation costs that are netted against the price recorded by Devon, and the price has also been adjusted for the Btu content of the gas production that has been hedged.

                                                  OIL PRODUCTION
                           ------------------------------------------------------
                               FIRST HALF OF 2002              SECOND HALF OF 2002
                           ----------------------          ----------------------
                           BBLS/DAY       PRICE/BBL        BBLS/DAY       PRICE/BBL
                           --------       ---------        --------       ---------

     United States          22,000          $   23.85       22,000          $   23.85
     Canada                  4,350          $   20.33        4,350          $   20.33



                                                GAS PRODUCTION
                           ------------------------------------------------------
                             FIRST HALF OF 2002             SECOND HALF OF 2002
                           ----------------------          ----------------------
                           MCF/DAY        PRICE/MCF        MCF/DAY        PRICE/MCF
                           --------       ---------        --------       ---------

     United States         211,936          $3.11          198,346          $3.19
     Canada                 40,673          $2.13           33,472          $2.12


                             FIRST HALF OF 2003             SECOND HALF OF 2003
                           ----------------------          ----------------------
                           MCF/DAY        PRICE/MCF        MCF/DAY        PRICE/MCF
                           -------        ---------        -------        ---------

     United States          89,726          $3.50          100,000          $3.32
     Canada                  5,000          $2.49            5,000          $2.03


                             FIRST HALF OF 2004             SECOND HALF OF 2004
                           ----------------------          ----------------------
                           MCF/DAY        PRICE/MCF        MCF/DAY        PRICE/MCF
                           -------        ---------        -------        ---------
     United States              --          $  --               --          $  --
     Canada                  5,000          $2.58            3,342          $2.03

     COSTLESS PRICE COLLARS Devon has also entered into costless price collars that set a floor and ceiling price for a portion of its 2002 and 2003 oil and natural gas production. The following tables include information on these collars for each geographic area. The floor and ceiling prices related to domestic oil production are based on NYMEX. The NYMEX price is the monthly average of settled prices on each trading day for West Texas Intermediate Crude oil delivered at Cushing, Oklahoma. The gas prices shown in the following table have been adjusted to a NYMEX-based price, using Devon's estimates of differentials between NYMEX and the specific regional indices upon which the collars are based. The floor and ceiling prices related to the domestic collars are based on various regional first-of-the-month price indices as published monthly by Inside FERC. The floor and ceiling prices related to the Canadian collars are based on the AECO index as published by the Canadian Gas Price Reporter.

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

                                                           OIL PRODUCTION
                      ----------------------------------------------------------------------------------------
                                 FIRST HALF OF 2002                              SECOND HALF OF 2002
                      ----------------------------------------        ----------------------------------------
                                       FLOOR           CEILING                         FLOOR           CEILING
                                       PRICE           PRICE                           PRICE           PRICE
                                        PER             PER                             PER             PER
                      BBLS/DAY          BBL             BBL           BBLS/DAY          BBL             BBL
                      --------          ---             ---           --------          ---             ---
     United States     20,000          $23.00          $28.19          20,000          $23.00          $28.19


                                                            GAS PRODUCTION
                      --------------------------------------------------------------------------------------
                                FIRST HALF OF 2002                             SECOND HALF OF 2002
                      ---------------------------------------        ---------------------------------------
                                        FLOOR         CEILING                          FLOOR         CEILING
                                        PRICE          PRICE                           PRICE          PRICE
                                         PER            PER                             PER            PER
                      MMBTU/DAY         MMBTU          MMBTU         MMBTU/DAY         MMBTU          MMBTU
                      ---------         -----          -----         ---------         -----          -----
     United States     450,000          $3.32          $6.27          320,000          $3.44          $6.97
     Canada             67,667          $3.15          $5.00           48,705          $3.17          $5.20


                                FIRST HALF OF 2003                             SECOND HALF OF 2003
                      ---------------------------------------        ---------------------------------------
                                        FLOOR         CEILING                          FLOOR         CEILING
                                        PRICE          PRICE                           PRICE          PRICE
                                         PER            PER                             PER            PER
                      MMBTU/DAY         MMBTU          MMBTU         MMBTU/DAY         MMBTU          MMBTU
                      ---------         -----          -----         ---------         -----          -----
United States          265,000          $3.18          $4.22          265,000          $3.18          $4.22
Canada                  80,000          $3.27          $4.07           80,000          $3.27          $4.07

     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of its commodity hedging instruments. At January 31, 2002, a 10% increase in the underlying commodities' prices would have reduced the fair value of Devon's commodity hedging instruments by $118 million.

     FIXED-PRICE PHYSICAL DELIVERY CONTRACTS In addition to the commodity hedging instruments described above, Devon also manages its exposure to oil and gas price risks by periodically entering into fixed-price contracts.

     The price Devon will receive on a portion of its 2002 oil production has been fixed through certain forward oil sales assumed in the 2000 Santa Fe Snyder merger. From January 2002 through August 2002, 311,000 barrels of oil production per month have been fixed at an average price of $16.84 per barrel.

     For each of the years 2002 through 2011, Devon has fixed-price gas contracts that cover approximately 24 Bcf, 19 Bcf, 19 Bcf, 19 Bcf, 19 Bcf, 17 Bcf, 16 Bcf, 16 Bcf, 15 Bcf and 13 Bcf, respectively, of Canadian production. Devon also has Canadian gas volumes subject to fixed-price contracts in the years from 2012 through 2016, but the yearly volumes are less than 1 Bcf.

     INTEREST RATE RISK At December 31, 2001, Devon had long-term debt outstanding of $6.6 billion. Of this amount, $5.4 billion, or 82%, bears interest at fixed rates averaging 7%. The remaining $1.2 billion of debt outstanding bears interest at floating rates which averaged 3%. In January 2002, Devon borrowed the remaining $2 billion on its $3 billion term loan credit facility to fund the Mitchell acquisition. The interest rate on the term loan credit facility is floating.

     The terms of Devon's various floating rate debt facilities (revolving credit facilities, commercial paper and term loan credit facility) allow interest rates to be fixed at Devon's option for periods of between seven to 180 days. A 10% increase in short-term interest rates on the floating-rate debt outstanding as of December 31, 2001, as adjusted for the new floating rate debt drawn down in January 2002, would equal approximately 30 basis points. Such an increase in interest rates would increase Devon's 2002 interest expense by approximately $4 million assuming borrowed amounts remain outstanding for the remainder of 2002.

     Devon assumed certain interest rate swaps as a result of the Anderson acquisition. Under these interest rate swaps, Devon has swapped a floating rate for a fixed rate. Under such swaps, Devon will record a fixed rate of 6.2% on $132 million of debt in 2002, 6.3% on $97 million of debt in 2003, 6.4% on $79 million of debt in 2004 through 2006 and 6.3% on $24 million of debt in 2007. The amount of gains or losses realized from such swaps are included as increases or decreases to interest expense.

     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in interest rates may have on the fair value of its interest rate swap instruments. At January 31, 2002, a 10% increase in the underlying interest rates would have decreased the fair value of Devon's interest rate swaps by $1 million.

     The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

     FOREIGN CURRENCY RISK Devon's net assets, net earnings and cash flows from its Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S.

dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

     As a result of the Anderson acquisition, Devon's Canadian subsidiary, Devon Canada, assumed $400 million of fixed-rate long-term debt that is denominated in U.S. dollars. Changes in the currency conversion rate between the Canadian and U.S. dollars between the beginning and end of a reporting period increase or decrease the expected amount of Canadian dollars required to repay the notes. The amount of such increase or decrease is required to be included in determining net earnings for the period in which the exchange rate changes. A $0.03 decrease in the Canadian-to-U.S. dollar exchange rate would cause Devon to record a charge of approximately $20 million. The $400 million becomes due in March 2011. Until then, the gains or losses caused by the exchange rate fluctuations have no effect on cash flow.

     Devon assumed certain foreign currency exchange rate swaps in the Anderson acquisition. These swaps require Devon to sell $30 million in 2002 and $12 million in 2003 at average Canadian-to-U.S. exchange rates of $0.680 and $0.676, and buy the same amount of dollars at the floating exchange rate. The amount of gains or losses realized from such swaps are included as increases or decreases to realized gas sales. At the December 31, 2001 exchange rate, these swaps would result in a decrease to gas sales during 2002 and 2003 of approximately $2 million and $1 million, respectively. A further $0.03 decrease in the Canadian-to-U.S. dollar exchange rate would result in an additional decrease to 2002 and 2003 gas sales of approximately $1 million in each year.

     For purposes of the sensitivity analysis described above for changes in the Canadian dollar exchange rate, a change in the rate of $0.03 was used as opposed to a 10% change in the rate. During the last nine years, the Canadian-to-U.S. dollar exchange rate has fluctuated an average of approximately 4% per year, and no year's fluctuation was greater than 7%. The $0.03 change used in the above analysis represents an approximate 4% change in the year-end 2001 rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
                         FINANCIAL STATEMENT SCHEDULES


                                                                         Page
                                                                         ----

Independent Auditors' Reports.........................................  70-71

Consolidated Financial Statements:
    Consolidated Balance Sheets
      December 31, 2001, 2000, and 1999...............................     72

    Consolidated Statements of Operations
      Years Ended December 31, 2001, 2000, and 1999...................     73

    Consolidated Statements of Stockholders' Equity
      Years Ended December 31, 2001, 2000, and 1999...................     74

    Consolidated Statements of Cash Flows
      Years Ended December 31, 2001, 2000, and 1999...................     75

    Notes to Consolidated Financial Statements
      December 31, 2001, 2000, and 1999...............................     76

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Devon Energy Corporation:

We have audited the accompanying consolidated balance sheets of Devon Energy Corporation and subsidiaries (the Company) as of December 31, 2001, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1999 financial statements of Santa Fe Snyder Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 24% in 1999 of the related consolidated totals, and which statements reflect total revenues constituting 41% in 1999 of the related consolidated totals. The 1999 financial statements of Santa Fe Snyder Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Santa Fe Snyder Corporation in 1999 is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Energy Corporation and subsidiaries as of December 31, 2001, 2000 and 1999, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, as of January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities and, effective July 1, 2001, adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

                                           KPMG LLP

Oklahoma City, Oklahoma
February 5, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Santa Fe Snyder Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Santa Fe Snyder Corporation and its subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP

Houston, Texas
January 28, 2000, except for Note 2 and the second paragraph above which are as of October 30, 2000

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,
                                                                           ------------------------------------------
                                                                             2001              2000             1999
                                                                           --------           ------           ------
ASSETS
Current assets:
    Cash and cash equivalents                                              $    193              228              173
    Accounts receivable                                                         537              598              316
    Inventories                                                                  41               47               39
    Deferred income taxes                                                        --                9                5
    Fair value of financial instruments                                         195               --               --
    Income taxes receivable                                                      68               --               --
    Investments and other current assets                                         47               52               57
                                                                           --------           ------           ------
        Total current assets                                                  1,081              934              590
                                                                           --------           ------           ------
Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($1,939, $315 and $301
  excluded from amortization in 2001, 2000 and 1999, respectively)           15,598            9,709            8,592
    Less accumulated depreciation, depletion and amortization                 6,570            4,799            4,168
                                                                           --------           ------           ------
                                                                              9,028            4,910            4,424
Investment in ChevronTexaco Corporation common stock, at fair value             636              599              614
Fair value of financial instruments                                              31               --               --
Goodwill                                                                      2,206              289              323
Other assets                                                                    202              128              145
                                                                           --------           ------           ------
        Total assets                                                       $ 13,184            6,860            6,096
                                                                           ========           ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade                                                                   465              321              267
        Revenues and royalties due to others                                    170              116               67
    Income taxes payable                                                         30               66               13
    Accrued interest payable                                                    102               23               28
    Merger related expenses payable                                               7               52               36
    Fair value of financial instruments                                          15               --               --
    Deferred income taxes                                                        57               --               --
    Accrued expenses                                                             73               51               56
                                                                           --------           ------           ------
        Total current liabilities                                               919              629              467
                                                                           --------           ------           ------
Other liabilities                                                               179              164              263
Debentures exchangeable into shares of ChevronTexaco Corporation
    common stock                                                                649              760              760
Other long-term debt                                                          5,940            1,289            1,656
Deferred revenue                                                                 51              114              105
Fair value of financial instruments                                              45               --               --
Deferred income taxes                                                         2,142              627              324

Stockholders' equity:
    Preferred stock of $1.00 par value ($100 liquidation value)
    Authorized 4,500,000 shares; issued 1,500,000 in 2001, 2000 and 1999          1                1                1
    Common stock of $.10 par value
        Authorized 400,000,000 shares; issued 126,132,000 in
        2001, 128,638,000 in 2000 and 126,323,000 in 1999                        13               13               13
    Additional paid-in capital                                                3,610            3,564            3,492
    Accumulated deficit                                                        (147)            (215)            (909)
    Accumulated other comprehensive loss                                        (28)             (85)             (65)
    Unamortized restricted stock awards                                          --               (1)              --
    Treasury stock, at cost: 3,754,000 shares in 2001 and 330,000
     shares in 1999                                                            (190)              --              (11)
                                                                           --------           ------           ------
        Total stockholders' equity                                            3,259            3,277            2,521
                                                                           --------           ------           ------
Commitments and contingencies (Notes 12 and 13)
        Total liabilities and stockholders' equity                         $ 13,184            6,860            6,096
                                                                           ========           ======           ======


See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------------
                                                                                  2001             2000            1999
                                                                                -------           ------          ------
REVENUES
   Oil sales                                                                    $   958            1,079             561
   Gas sales                                                                      1,890            1,485             628
   Natural gas liquids sales                                                        132              154              68
   Other                                                                             95               66              21
                                                                                -------           ------          ------
      Total revenues                                                              3,075            2,784           1,278
                                                                                -------           ------          ------

COSTS AND EXPENSES
   Lease operating expenses                                                         531              441             299
   Transportation costs                                                              83               53              34
   Production taxes                                                                 117              103              45
   Depreciation, depletion and amortization of property and equipment               876              693             406
   Amortization of goodwill                                                          34               41              16
   General and administrative expenses                                              111               93              81
   Expenses related to mergers                                                        1               60              17
   Interest expense                                                                 220              155             109
   Effects of changes in foreign currency exchange rates                             13                3             (13)
   Distributions on preferred securities of subsidiary trust                         --               --               7
   Change in fair value of financial instruments                                      2               --              --
   Reduction of carrying value of oil and gas properties                          1,003               --             476
                                                                                -------           ------          ------
      Total costs and expenses                                                    2,991            1,642           1,477
                                                                                -------           ------          ------

Earnings (loss) before income taxes, extraordinary item and cumulative
      effect of change in accounting principle                                       84            1,142            (199)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                                           71              131              23
   Deferred                                                                         (41)             281             (72)
                                                                                -------           ------          ------
      Total income tax expense (benefit)                                             30              412             (49)
                                                                                -------           ------          ------

Earnings (loss) before extraordinary item and cumulative effect of
      change in accounting principle                                                 54              730            (150)
Extraordinary loss                                                                   --               --              (4)
                                                                                -------           ------          ------

Earnings (loss) before cumulative effect of change in accounting
      principle                                                                      54              730            (154)
Cumulative effect of change in accounting principle                                  49               --              --
                                                                                -------           ------          ------

Net earnings (loss)                                                                 103              730            (154)
Preferred stock dividends                                                            10               10               4
                                                                                -------           ------          ------

Net earnings (loss) applicable to common shareholders                           $    93              720            (158)
                                                                                =======           ======          ======

Net earnings (loss) per average common share outstanding:
      Before extraordinary loss and cumulative effect of change in accounting principle:
         Basic                                                                  $  0.34             5.66           (1.64)
                                                                                =======           ======          ======
         Diluted                                                                $  0.34             5.50           (1.64)
                                                                                =======           ======          ======
      Before cumulative effect of change in accounting principle:
         Basic                                                                  $  0.34             5.66           (1.68)
                                                                                =======           ======          ======
         Diluted                                                                $  0.34             5.50           (1.68)
                                                                                =======           ======          ======
      Applicable to common shareholders:
         Basic                                                                  $  0.73             5.66           (1.68)
                                                                                =======           ======          ======
         Diluted                                                                $  0.72             5.50           (1.68)
                                                                                =======           ======          ======
      Weighted average common shares outstanding:
         Basic                                                                      128              127              94
                                                                                =======           ======          ======
         Diluted                                                                    130              132              99
                                                                                =======           ======          ======

See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                                            ACCUMU-
                                                                                                            LATED
                                                                                                            OTHER       UNAMORTIZED
                                                                            ADDITIONAL       ACCUMU-        COMPRE-     RESTRICTED
                                               PREFERRED       COMMON       PAID-IN          LATED          HENSIVE       STOCK
                                                 STOCK         STOCK         CAPITAL         DEFICIT         LOSS         AWARDS
                                                 -----         -----         -------         -------         ----         ------

Balance as of December 31, 1998                  $  --            7           1,524           (737)           (36)          (1)

Comprehensive loss:
  Net loss                                          --           --              --           (154)            --           --
  Other comprehensive earnings (loss),
    net of tax:
     Foreign currency translation adjustments       --           --              --             --              7           --
     Unrealized loss on marketable securities       --           --              --             --            (36)          --

     Other comprehensive loss                       --           --              --             --             --           --


  Comprehensive loss

Stock issued                                         1            6           1,967             (1)            --           --
Stock repurchased                                   --           --              --             --             --           --
Tax benefit related to employee stock               --           --               1             --             --           --
 options
Dividends on common stock                           --           --              --            (13)            --           --
Dividends on preferred stock                        --           --              --             (4)            --           --
Amortization of restricted stock awards             --           --              --             --             --            1
                                                 -----         ----          ------           ----           ----         ----

Balance as of December 31, 1999                      1           13           3,492           (909)           (65)          --

Comprehensive loss:
  Net earnings                                      --           --              --            730             --           --
  Other comprehensive earnings (loss),
   net of tax:
     Foreign currency translation adjustments       --           --              --             --            (10)          --
     Minimum pension liability adjustment           --           --              --             --              1           --
     Unrealized loss on marketable securities       --           --              --             --            (11)          --

     Other comprehensive loss                       --           --              --             --             --           --


  Comprehensive earnings

Stock issued                                        --           --              69             (4)            --           --
Stock repurchased                                   --           --              --             --             --           --
Tax benefit related to employee stock
  options                                           --           --               3             --             --           --
Dividends on common stock                           --           --              --            (22)            --           --
Dividends on preferred stock                        --           --              --            (10)            --           --
Grant of restricted stock awards                    --           --              --             --             --           (5)
Amortization of restricted stock awards             --           --              --             --             --            4
                                                 -----         ----          ------           ----           ----         ----

Balance as of December 31, 2000                      1           13           3,564           (215)           (85)          (1)

Comprehensive earnings:
  Net earnings                                      --           --              --            103             --           --
  Other comprehensive earnings (loss),
   net of tax:
     Foreign currency translation
      adjustments                                   --           --              --             --           (107)          --
     Cumulative effect of change in
         Accounting principle                       --           --              --             --            (37)          --
     Reclassification adjustment for
         Derivative (gains) losses
         reclassified
        Into oil and gas sales                      --           --              --             --            (20)          --
     Change in fair value of financial
      instruments                                   --           --              --             --            216           --
     Minimum pension liability adjustment           --           --              --             --            (17)          --
     Unrealized gain on marketable
      securities                                    --           --              --             --             22           --

     Other comprehensive earnings                   --           --              --             --             --           --


  Comprehensive earnings

Stock issued                                        --           --              48             --             --           --
Stock repurchased                                   --           --             (14)            --             --           --
Tax benefit related to employee stock
 options                                            --           --              12             --             --           --
Dividends on common stock                           --           --              --            (25)            --           --
Dividends on preferred stock                        --           --              --            (10)            --           --
Amortization of restricted stock awards             --           --              --             --             --            1
                                                 -----         ----          ------           ----           ----         ----

Balance as of December 31, 2001                  $   1           13           3,610           (147)           (28)          --
                                                 =====         ====          ======           ====           ====         ====

                                                                  TOTAL
                                                                  STOCK-
                                                  TREASURY        HOLDERS'
                                                    STOCK         EQUITY
                                                    -----         ------

Balance as of December 31, 1998                      (7)             750

Comprehensive loss:
  Net loss                                           --             (154)
  Other comprehensive earnings (loss),
    net of tax:
     Foreign currency translation adjustments        --                7
     Unrealized loss on marketable securities        --              (36)
                                                                  ------

     Other comprehensive loss                        --              (29)
                                                                  ------

  Comprehensive loss                                                (183)

Stock issued                                          8            1,981
Stock repurchased                                   (12)             (12)
Tax benefit related to employee stock
 options                                             --                1
Dividends on common stock                            --              (13)
Dividends on preferred stock                         --               (4)
Amortization of restricted stock awards              --                1
                                                   ----           ------

Balance as of December 31, 1999                     (11)           2,521

Comprehensive loss:
  Net earnings                                       --              730
  Other comprehensive earnings (loss),
   net of tax:
     Foreign currency translation adjustments        --              (10)
     Minimum pension liability adjustment            --                1
     Unrealized loss on marketable securities        --              (11)
                                                                  ------

     Other comprehensive loss                        --              (20)
                                                                  ------
                                                                     710
  Comprehensive earnings

Stock issued                                         21               86
Stock repurchased                                   (10)             (10)
Tax benefit related to employee stock
 options                                             --                3
Dividends on common stock                            --              (22)
Dividends on preferred stock                         --              (10)
Grant of restricted stock awards                     --               (5)
Amortization of restricted stock awards              --                4
                                                   ----           ------

Balance as of December 31, 2000                      --            3,277

Comprehensive earnings:
  Net earnings                                       --              103
  Other comprehensive earnings (loss),
   net of tax:
     Foreign currency translation
      adjustments                                    --             (107)
     Cumulative effect of change in
         Accounting principle                        --              (37)
     Reclassification adjustment for
       Derivative (gains) losses
         reclassified Into oil and
         gas sales                                   --              (20)
     Change in fair value of financial
      instruments                                    --              216
     Minimum pension liability adjustment            --              (17)
     Unrealized gain on marketable
      securities                                     --               22
                                                                  ------
     Other comprehensive earnings                    --               57
                                                                  ------
                                                                     160
  Comprehensive earnings

Stock issued                                         --               48
Stock repurchased                                  (190)            (204)
Tax benefit related to employee stock
 options                                             --               12
Dividends on common stock                            --              (25)
Dividends on preferred stock                         --              (10)
Amortization of restricted stock awards              --                1
                                                   ----           ------

Balance as of December 31, 2001                    (190)           3,259
                                                   ====           ======


See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                            2001              2000              1999
                                                                           -------           -------           ------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                   $   103               730             (154)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities:
            Depreciation, depletion and amortization of property
              and equipment                                                    876               693              406
            Amortization of goodwill                                            34                41               16
            Accretion (amortization) of discounts (premiums) on
              long-term debt, net                                               26                 3               (1)
            Effects of changes in foreign currency exchange rates               13                 3              (13)
            Change in fair value of financial instruments                        2                --               --
            Reduction of carrying value of oil and gas properties            1,003                --              476
            Loss (gain) on sale of assets                                        2                (1)               5
            Deferred income tax expense (benefit)                              (41)              281              (72)
            Cumulative effect of change in accounting principle                (49)               --               --
            Other                                                               (3)                4                2
            Changes in assets and liabilities, net of effects of
              acquisitions of businesses:
                  Decrease (increase) in:
                     Accounts receivable                                       191              (284)             (93)
                     Inventories                                                15                (8)              (9)
                     Income taxes receivable                                   (68)               --               --
                     Investments and other current assets                        2                10              (41)
                  (Decrease) increase in:
                     Accounts payable                                           29                99              (23)
                     Income taxes payable                                     (117)               61              (19)
                     Accrued interest and expenses                             (46)                3              (38)
                     Deferred revenue                                          (63)                8               91
                     Long-term other liabilities                               (23)              (24)              (1)
                                                                           -------           -------           ------
                  Net cash provided by operating activities                  1,886             1,619              532
                                                                           -------           -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                               41               101              114
     Proceeds from sale of investments                                          --                13               --
     Capital expenditures, including acquisitions of businesses             (5,326)           (1,280)            (883)
     (Increase) decrease in other assets                                        --                (7)               1
                                                                           -------           -------           ------
                  Net cash used in investing activities                     (5,285)           (1,173)            (768)
                                                                           -------           -------           ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings of long-term debt, net of issuance
       costs                                                                 6,199             2,580            1,945
     Principal payments on long-term debt                                   (2,638)           (2,952)          (2,089)
     Issuance of common stock, net of issuance costs                            48                51              530
     Repurchase of common stock                                               (204)              (10)             (12)
     Issuance of treasury stock                                                 --                25                6
     Dividends paid on common stock                                            (25)              (22)             (13)
     Dividends paid on preferred stock                                         (10)              (10)              (4)
     (Decrease) increase in long-term other liabilities                         --               (52)              14
                                                                           -------           -------           ------
                  Net cash provided by (used in) financing
                    activities                                               3,370              (390)             377
                                                                           -------           -------           ------
Effect of exchange rate changes on cash                                         (6)               (1)               1
                                                                           -------           -------           ------
Net (decrease) increase in cash and cash equivalents                           (35)               55              142
Cash and cash equivalents at beginning of year                                 228               173               31
                                                                           -------           -------           ------
Cash and cash equivalents at end of year                                   $   193           $   228              173
                                                                           =======           =======           ======


See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

Property and Equipment

     Devon follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by Devon for its own account, and which are not related to production, general corporate overhead or similar activities are also capitalized. For the years 2001, 2000 and 1999, such internal costs capitalized totaled $77 million, $62 million and $29 million, respectively.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

     Unproved properties are excluded from amortized capitalized costs until it is determined whether or not proved reserves can be assigned to such properties. Devon assesses its unproved properties for impairment at least annually.

     Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved oil, natural gas and natural gas liquids reserves plus the lower of cost or fair value of unproved properties. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil. Depletion is calculated using the capitalized costs plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, and the estimated dismantlement and abandonment costs, net of estimated salvage values. No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

     Depreciation and amortization of other property and equipment, including leasehold improvements, are provided using the straight-line method based on estimated useful lives from three to 39 years.

Marketable Securities and Other Investments

     Devon accounts for certain investments in debt and equity securities by following the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that, except for debt securities classified as "held-to-maturity," investments in debt and equity securities must be reported at fair value. As a result, Devon's investment in ChevronTexaco Corporation common stock, which is classified as "available-for-sale," is reported at fair value, with the tax effected unrealized gain or loss recognized in other comprehensive loss and reported as a separate component of stockholders' equity. Devon's investments in other short-term securities are also classified as "available-for-sale."

Goodwill

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, acquired before June 30, 2001, is amortized by an equivalent unit-of-production method. Goodwill acquired after June 30, 2001, is not amortized. Devon assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired properties. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Devon's average cost of

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Accumulated goodwill amortization was $91 million, $57 million and $16 million at December 31, 2001, 2000 and 1999, respectively.

     Effective January 1, 2002, Devon adopted the remaining provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually. Also, Devon adopted the provisions of SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142 in July 2001. Under the provisions of SFAS No. 142, any goodwill and any intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 are not amortized, but are to be evaluated for impairment at December 31, 2001, in accordance with the appropriate pre- SFAS No. 142 accounting. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of the remaining provisions of SFAS No. 142.

     Devon will perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Devon will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. Devon has until June 30, 2002, to determine the fair value of each reporting unit and compare such value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Devon must perform the second step of the transitional impairment test. In the second step, Devon must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in Devon's 2002 statement of operations.

     As of January 1, 2002, Devon had unamortized goodwill in the amount of $2.2 billion, which was subject to the transition provisions of SFAS Nos. 141 and
142. Devon has not completed its assessment of the impact on its financial statements of adopting SFAS Nos. 141 and 142. However, Devon does not believe that a transitional impairment loss will be required to be recognized.

Revenue Recognition and Gas Balancing

     Oil and gas revenues are recognized when sold. During the course of normal operations, Devon and other joint interest owners of natural gas reservoirs will take more or less than their respective ownership share of the natural gas volumes produced. These volumetric imbalances are

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

Hedging Activities

     Devon has periodically entered into oil and gas financial instruments and foreign exchange rate swaps to manage its exposure to oil and gas price volatility. The foreign exchange rate swaps mitigate the effect of volatility in the Canadian-to-U.S. dollar exchange rate on Canadian oil and gas revenues that are predominantly based on U.S. dollar prices. The hedging instruments are usually placed with counterparties that Devon believes are minimal credit risks. It is Devon's policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers. The oil and gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by Devon.

     As of January 1, 2001, Devon adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133. SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, Devon recorded a net-of-tax cumulative-effect-type adjustment of $37 million loss in accumulated other comprehensive loss to recognize the fair value of all derivatives that were designated as cash-flow hedging instruments. Additionally, Devon recorded a net-of-tax cumulative-effect-type adjustment to net earnings of $49 million gain ($0.38 per basic share and $0.37 per diluted share) related to the fair value of derivative instruments that did not qualify as hedges. This gain related principally to the option embedded in Devon's debentures that are exchangeable into shares of ChevronTexaco Corporation common stock.

     All derivatives are recognized on the balance sheet at their fair value. The majority of Devon's derivatives that qualify for hedge accounting treatment are either "cash flow" hedges or "foreign currency cash flow" hedges (collectively, "cash flow hedges"). Devon designates its cash flow hedge derivatives as such on the date the derivative contract is entered into or the date of a business combination which includes cash flow hedges. Devon formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Devon also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

     During 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of Devon's derivatives.

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

     Devon does not hold or issue derivative instruments for trading purposes. The majority of Devon's commodity price swaps and costless price collars, interest rate swaps, and foreign exchange rate swaps in place at January 1, 2001 through December 31, 2001 have been designated as cash flow hedges. Changes in the fair value of these derivatives are reported on the balance sheet in "Accumulated other comprehensive loss" ("AOCL"). These amounts are reclassified to oil and gas sales or interest expense when the forecasted transaction takes place.

     During the third quarter of 2001, Devon entered into foreign exchange forward contracts to mitigate the effect of volatility in the Canadian-to-U.S. dollar exchange rate on the Anderson acquisition. Under SFAS No. 133, these derivative instruments were not considered hedges and, as such, the realized gain of $30 million from settling these contracts is included in the 2001 consolidated statement of operations as other revenues.

     During the third quarter of 2001, Devon also entered into interest rate locks to reduce exposure to the variability in market interest rates, specifically U.S. Treasury rates, in anticipation of the sale of the debt securities discussed in Note 7. These derivative instruments were designated as cash flow hedges. A $28 million loss was incurred on these interest rate locks. This loss will be amortized into interest expense using the effective interest method over the life of the debt securities.

     Devon assesses the effectiveness of its hedges based on changes in the derivative's intrinsic value. The change in the time value of the derivative is excluded from the assessment of hedge effectiveness and, along with any ineffectiveness, is recorded on the statement of operations in "Change in fair value of derivative instruments." For the year ended December 31, 2001, Devon recorded a net charge of approximately $10 million which represented (i) the ineffectiveness of the various cash flow hedges and (ii) the component of the derivative instrument gain or loss excluded from the assessment of hedge effectiveness.

     As of December 31, 2001, $180 million of net deferred gains on derivative instruments accumulated in AOCL are expected to be reclassified to earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

these derivatives' gains to earnings are primarily the production and sale of oil and gas which includes the production hedged under the various derivative instruments. The maximum term over which Devon is hedging exposures to the variability of cash flows for commodity price risk is 34 months.

     Devon recorded in its statements of operations a loss of $2 million for the year ended December 31, 2001 for the change in fair value of derivative instruments that do not qualify for hedge accounting treatment.

Stock Options

     Devon applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, Devon has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 10.

Major Purchasers

     In 2001 and 2000, Enron Capital and Trade Resource Corporation accounted for 16% and 20%, respectively, of Devon's combined oil, gas and natural gas liquids sales. No purchaser accounted for over 10% of such revenues in 1999.

     On December 2, 2001, Enron Corp. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to this date, Devon had terminated substantially all of its agreements to sell oil or gas to Enron related entities. Devon incurred $3 million of losses for sales to Enron related subsidiaries which were not collected prior to the bankruptcy filing.

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

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for 2001 and 2000. The diluted loss per share calculations for 1999 produce results that are anti-dilutive. (The diluted calculation for 1999 reduced the net loss by $4.3 million and increased the common shares outstanding by 5.7 million shares.) Therefore, the diluted loss per share amounts for 1999 reported in the accompanying consolidated statements of operations are the same as the basic loss per share amounts.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

                                                                  NET EARNINGS         WEIGHTED
                                                                   APPLICABLE          AVERAGE            NET
                                                                   TO COMMON        COMMON SHARES      EARNINGS
                                                                  STOCKHOLDERS       OUTSTANDING       PER SHARE
                                                                  ------------       -----------       ---------
                                                                          (IN MILLIONS)
YEAR ENDED DECEMBER 31, 2001:
   Basic earnings per share                                           $ 93              128              $0.73

   Dilutive effect of potential common shares issuable
     upon the exercise of outstanding stock options                     --                2
                                                                      ----              ---

   Diluted earnings per share                                         $ 93              130              $0.72
                                                                      ====              ===              =====

YEAR ENDED DECEMBER 31, 2000:
   Basic earnings per share                                           $720              127              $5.66

   Dilutive effect of:
       Potential common shares issuable upon conversion
         of senior convertible debentures (the increase in net
         earnings is net of income tax expense of $3)                    5                3

       Potential common shares issuable upon the exercise
         of outstanding stock options                                   --                2
                                                                      ----              ---
   Diluted earnings per share                                         $725              132              $5.50
                                                                      ====              ===              =====


     The senior convertible debentures were not included in the 2001 dilution calculation because the inclusion was anti-dilutive.

     Options to purchase approximately three million shares of Devon's common stock with exercise prices ranging from $48.13 per share to $89.66 per share (with a weighted average price of $56.11 per share) were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share for 2001 because the options' exercise price exceeded the average market price of Devon's common stock during the year. The excluded options for 2001 expire between February 18, 2002 and December 4, 2011. Options to purchase approximately one million shares of Devon's common stock with exercise prices ranging from $55.54 per share to $89.66 per share (with a weighted average price of $66.64 per share) were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share for 2000 because the options' exercise price exceeded the average market price of Devon's common stock during the year. All options were excluded from the diluted earnings per share calculations for 1999.

Comprehensive Earnings or Loss

     Devon's comprehensive earnings or loss information is included in the accompanying consolidated statements of stockholders' equity. A summary of accumulated other comprehensive

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

earnings or loss as of December 31, 2001, 2000 and 1999, and changes during each of the years then ended, is presented in the following table.



                                                             CHANGE IN FAIR      MINIMUM
                                                 FOREIGN        VALUE OF         PENSION       UNREALIZED
                                                 CURRENCY       FINANCIAL       LIABILITY   GAIN (LOSS) ON
                                               TRANSLATION       INSTRU-         ADJUST-     MARKET-ABLE
                                                ADJUSTMENTS       MENTS           MENTS       SECURITIES        TOTAL
                                                -----------       -----           -----       ----------        -----
                                                                          (IN MILLIONS)

Balance as of December 31, 1998                   $ (35)          $  --           $ (1)          $ --           $ (36)
    1999 activity                                     7              --             --            (60)            (53)
    Deferred taxes                                   --              --             --             24              24
                                                  -----           -----           ----           ----           -----
    1999 activity, net of deferred taxes              7              --             --            (36)            (29)
                                                  -----           -----           ----           ----           -----

Balance as of December 31, 1999                     (28)             --             (1)           (36)            (65)
    2000 activity                                   (10)             --              1            (18)            (27)
    Deferred taxes                                   --              --             --              7               7
                                                  -----           -----           ----           ----           -----
    2000 activity, net of deferred taxes            (10)             --              1            (11)            (20)
                                                  -----           -----           ----           ----           -----

Balance as of December 31, 2000                     (38)             --             --            (47)            (85)
    2001 activity                                  (107)            243            (28)            36             144
    Deferred taxes                                   --             (84)            11            (14)            (87)
                                                  -----           -----           ----           ----           -----
    2001 activity, net of deferred taxes           (107)            159            (17)            22              57
                                                  -----           -----           ----           ----           -----

Balance as of December 31, 2001                   $(145)          $ 159           $(17)          $(25)          $ (28)
                                                  =====           =====           ====           ====           =====

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

Dividends

     Dividends on Devon's common stock were paid in 2001, 2000 and 1999 at a per share rate of $0.05 per quarter. As adjusted for the pooling-of-interests method of accounting followed for the Santa Fe Snyder merger, annual dividends per share for 2001, 2000 and 1999 were $0.20, $0.17 and $0.14, respectively.

Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, Devon considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


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

Reclassification

         Certain of the 2000 and 1999 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation.

2. BUSINESS COMBINATIONS AND PRO FORMA INFORMATION

Mitchell Energy & Development Corp. Merger

         On January 24, 2002, Devon completed its acquisition of Mitchell Energy & Development Corp. ("Mitchell") for cash and stock. For each Mitchell common share outstanding, Mitchell stockholders received $31 cash and 0.585 of a share of Devon common stock. The purchase price was approximately $3.2 billion. The $1.6 billion cash portion of the purchase price was funded from the $3.0 billion senior unsecured term loan credit facility (see Note 7).

         Because the Mitchell merger was not closed until 2002, it had no effect on Devon's 2001 financial condition or results of operations. See Note 19 for unaudited pro forma information concerning the Mitchell merger and the October 2001 acquisition of Anderson Exploration Ltd. ("Anderson").

Anderson Exploration Ltd. Acquisition

         On October 15, 2001, Devon accepted all of the Anderson common shares tendered by Anderson stockholders in the tender offer, which represented approximately 97% of the outstanding Anderson common shares. On October 17, 2001, Devon completed its acquisition of Anderson by a compulsory acquisition under the Canada Business Corporations Act of the remaining 3% of Anderson common shares. The cost to Devon of acquiring Anderson's outstanding common shares and paying for the intrinsic value of Anderson's outstanding options and appreciation rights was approximately $3.5 billion, which was funded from the sale of $3.0 billion of debt securities and borrowings under the $3.0 billion senior unsecured term loan credit facility (see Note 7).

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         Devon acquired Anderson to increase the scope of its Canadian operations, for the exposure to north Canada's exploratory areas and to increase exposure to the North American natural gas market.

         The calculation of the purchase price and the preliminary allocation to assets and liabilities as of October 15, 2001, are shown below. The purchase price allocation is preliminary because certain items such as the tax basis of the assets and liabilities acquired and the allocation of fair value to undeveloped properties have not been completed.

                                                                                (IN MILLIONS,
                                                                             EXCEPT SHARE PRICE)
                                                                             -------------------
        Calculation and preliminary allocation of purchase price:

                 Number of Anderson common shares outstanding                                132
                 Acquisition price per share                                              $25.68
                                                                                          ------
                 Cash paid to Anderson stockholders                                       $3,386
                 Cash paid to settle Anderson employees' stock options
                   and appreciation rights                                                    92
                                                                                              --
                                                                                           3,478
                  Plus estimated acquisition costs incurred                                   35
                                                                                              --
                       Total purchase price                                                3,513

        Plus fair value of liabilities assumed by Devon:
                 Current liabilities                                                         249
                 Long-term debt                                                            1,017
                 Other long-term liabilities                                                   7
                 Fair value of financial instruments                                          30
                 Deferred income taxes                                                     1,427
                                                                                           -----
                       Total purchase price plus liabilities assumed                      $6,243
                                                                                          ======

        Fair value of assets acquired by Devon:
                 Current assets                                                              214
                 Proved oil and gas properties                                             2,605
                 Unproved oil and gas properties                                           1,432
                 Other property and equipment                                                 21
                 Goodwill (none deductible for income tax purposes)                        1,971
                                                                                           -----
                       Total fair value of assets acquired                                $6,243
                                                                                          ======

         See Note 19 for unaudited pro forma information concerning the Anderson acquisition and the Mitchell merger.

Santa Fe Snyder Merger

         Devon closed its merger with Santa Fe Snyder Corporation ("Santa Fe Snyder") on August 29, 2000. The merger was accounted for using the pooling-of-interests method of accounting for business combinations. Accordingly, all operational and financial information contained herein includes the combined amounts for Devon and Santa Fe Snyder for all periods presented.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         Devon issued approximately 41 million shares of its common stock to the former stockholders of Santa Fe Snyder based on an exchange ratio of 0.22 shares of Devon common stock for each share of Santa Fe Snyder common stock. Because the merger was accounted for using the pooling-of-interests method, all combined share information has been retroactively restated to reflect the exchange ratio.

         During 2000, Devon recorded a pre-tax charge of $60 million ($37 million net of tax) for direct costs related to the Santa Fe Snyder merger.

PennzEnergy Merger

         Devon closed its merger with PennzEnergy Company ("PennzEnergy") on August 17, 1999. The merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying statement of operations for 1999 includes the effects of PennzEnergy operations since August 17, 1999.

         Devon issued approximately 22 million shares of its common stock to the former stockholders of PennzEnergy. In addition, Devon assumed long-term debt and other obligations totaling approximately $2.3 billion on August 17, 1999.

         Additionally, $347 million of deferred taxes were created as a result of the merger. Due to the tax-free nature of the merger, Devon's tax basis in the assets acquired and liabilities assumed are the same as PennzEnergy's tax basis. The $347 million of deferred taxes recorded represent the deferred tax effect of the differences between the fair values assigned by Devon for financial reporting purposes to the former PennzEnergy assets and liabilities and their bases for income tax purposes.

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

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         As restated for the Devon-Santa Fe Snyder pooling, each share of Snyder common stock was exchanged for 0.451 shares of Devon common stock. This resulted in the issuance of approximately 15 million shares of Devon stock in the Snyder merger. In addition, the Snyder merger also included the assumption of approximately $219 million of Snyder's long-term debt as of May 5, 1999.

         Additionally, $135 million was added to oil and gas properties for deferred taxes created as a result of the Snyder merger. Due to the tax-free nature of the merger, Santa Fe's tax basis in the assets acquired and liabilities assumed were the same as Snyder's tax basis. The $135 million of deferred taxes recorded represent the deferred tax effect of the differences between the fair values assigned by Santa Fe for financial reporting purposes to the former Snyder assets and liabilities and their bases for income tax purposes.

3. SAN JUAN BASIN TRANSACTION

         At the beginning of 1995, Devon entered into a transaction (the "San Juan Basin Transaction") involving a volumetric production payment and a repurchase option. The San Juan Basin Transaction allowed Devon to monetize tax credits earned from certain of its coal seam gas production in the San Juan Basin. During 2000 and 1999, the San Juan Basin Transaction added approximately $12 million and $8 million, respectively, to Devon's gas revenues.

         Under the terms of the San Juan Basin Transaction, Devon had a repurchase option which it could exercise at anytime. Devon exercised the repurchase option effective September 30, 2000. Devon had previously recorded a portion of the quarterly cash payments received pursuant to the San Juan Basin Transaction as a repurchase liability based upon the estimated eventual repurchase price. Devon also received cash payments in exchange for agreeing not to exercise its repurchase option for specific periods of time prior to 2000. These payments were also added to the repurchase liability. As a result, in addition to the cash flow recorded as revenues described in the previous paragraph, Devon also received $17 million in 1999 which was added to the repurchase liability. The actual repurchase price as of September 30, 2000, was approximately $36 million.

4. SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest in 2001, 2000 and 1999 were approximately $118 million, $155 million and $116 million, respectively. Cash payments for federal, state and foreign income taxes in 2001, 2000 and 1999 were approximately $192 million, $82 million and $16 million, respectively.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         The 2001 Anderson acquisition and the 1999 PennzEnergy merger and Snyder merger involved non-cash consideration as presented below:

                                                                  2001         1999
                                                                  ----         ----
                                                                    (IN MILLIONS)
Value of common stock issued                                     $   --        1,130
Value of preferred stock issued                                      --          150
Employee stock options assumed                                       --           18
Liabilities assumed                                               1,303        2,259
Deferred tax liability created                                    1,427          475
                                                                  -----          ---

Fair value of assets acquired with non-cash consideration        $2,730        4,032
                                                                 ======        =====

         During the fourth quarter of 1999, substantially all of the 6.5% Trust Convertible Preferred Securities were converted to Devon common stock (see Note
9).

5. ACCOUNTS RECEIVABLE

         The components of accounts receivable included the following:

                                                               DECEMBER 31,
                                                               ------------
                                                        2001        2000        1999
                                                       -----       -----       -----
                                                                (IN MILLIONS)
         Oil, gas and natural gas liquids revenue
           accruals                                    $ 323         438         218
         Joint interest billings                         108         123          67
         Other                                           110          41          35
                                                       -----       -----       -----
                                                         541         602         320
         Allowance for doubtful accounts                  (4)         (4)         (4)
                                                       -----       -----       -----

         Net accounts receivable                       $ 537         598         316
                                                       =====       =====       =====

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


6. PROPERTY AND EQUIPMENT

         Property and equipment included the following:

                                                               DECEMBER 31,
                                                               ------------
                                                    2001           2000           1999
                                                  --------       --------       --------
                                                               (IN MILLIONS)
 Oil and gas properties:
     Subject to amortization                      $ 13,266          9,170          8,126
     Not subject to amortization:
        Acquired in 2001                             1,638             --             --
        Acquired in 2000                                74             74             --
        Acquired in 1999                               116            122            135
        Acquired prior to 1999                         111            119            167
     Accumulated depreciation, depletion
        and amortization                            (6,481)        (4,752)        (4,130)
                                                  --------       --------       --------

            Net oil and gas properties               8,724          4,733          4,298
                                                  --------       --------       --------

 Other property and equipment                          393            224            165
 Accumulated depreciation and amortization             (89)           (47)           (39)
                                                  --------       --------       --------

            Net other property and equipment           304            177            126
                                                  --------       --------       --------

 Property and equipment, net of accumulated
depreciation, depletion and amortization          $  9,028          4,910          4,424
                                                  ========       ========       ========

         The costs not subject to amortization relate to unproved properties, none of which are individually significant. Subject to industry conditions, evaluation of these properties is expected to be completed within five years.

         Depreciation, depletion and amortization of property and equipment consisted of the following components:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                              2001      2000      1999
                                              ----      ----      ----
                                                   (IN MILLIONS)
Depreciation, depletion and amortization
  of oil and gas properties                   $838       663       390
Depreciation and amortization of other
  property and equipment                        30        23        14
Amortization of other assets                     8         7         2
                                              ----      ----      ----

    Total                                     $876       693       406
                                              ====      ====      ====

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


7. LONG-TERM DEBT AND RELATED EXPENSES

         A summary of Devon's long-term debt is as follows:

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                            2001          2000          1999
                                                                           -------       -------       -------
                                                                                       (IN MILLIONS)
Borrowings under credit facilities with banks                              $    50           147           645
Commercial paper borrowings                                                     75            --            --
$3 billion term loan credit facility                                         1,046            --            --
Debentures exchangeable into shares of
     ChevronTexaco Corporation common stock:
     4.90% due August 15, 2008                                                 444           444           444
     4.95% due August 15, 2008                                                 316           316           316
     Discount on exchangeable debentures                                      (111)           --            --
Zero coupon convertible senior debentures Exchangeable into shares of
     Devon Energy Corp.
     common stock, 3.875% due June 27, 2020                                    374           360            --
Other debentures:
     10.25% due November 1, 2005                                               236           250           250
     10.125% due November 15, 2009                                             177           200           200
      7.875% due September 30, 2031                                          1,250            --            --
     Net premium on debentures                                                   6            33            37
Senior notes:
     8.05% due June 15, 2004                                                   125           125           125
     7.25% due July 18, 2005                                                   110            --            --
     6.76% due July 19, 2005                                                    --            --            75
     7.42% due October 1, 2005                                                  23            --            --
     7.57% due October 4, 2005                                                  31            --            --
     6.55% due August 2, 2006                                                  126            --            --
     8.75% due June 15, 2007                                                   175           175           175
     6.79% due March 2, 2009                                                    --            --           150
     6.75% due March 15, 2011                                                  400            --            --
     6.875% due September 30, 2011                                           1,750            --            --
     Net discount on notes                                                     (14)           (1)           (1)
                                                                           -------       -------       -------
                                                                             6,589         2,049         2,416
Less amount classified as current                                               --            --            --
                                                                           -------       -------       -------

Long-term debt                                                             $ 6,589         2,049         2,416
                                                                           =======       =======       =======

         Maturities of long-term debt as of December 31, 2001, excluding the $119 million of discounts net of premiums, are as follows (in millions):

2002                                           $   --
2003                                               --
2004                                              358
2005                                              775
2006                                              689
2007 and thereafter                             4,886
                                                -----
Total                                          $6,708
                                               ======

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


Credit Facilities With Banks

         On August 13, 2001, Devon renewed its unsecured long-term credit facilities aggregating $1 billion (the "Credit Facilities"). The Credit Facilities include a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility").

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

         Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate, and are tied to margins determined by Devon's corporate credit ratings. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $0.9 million that is payable quarterly. The weighted average interest rate on the $50 million and $147 million outstanding under the Credit Facilities at December 31, 2001 and 2000, was 4.8% and 6.1%, respectively. The average interest rate on bank debt outstanding under the previous facilities at December 31, 1999 was 6.8%.

         The agreements governing the Credit Facilities contain certain covenants and restrictions, including a maximum debt-to-capitalization ratio. At December 31, 2001, Devon was in compliance with such covenants and restrictions.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


Commercial Paper

         On August 29, 2000, Devon entered into a commercial paper program. Devon may borrow up to $725 million under the commercial paper program. Total borrowings under the U.S. Facility and the commercial paper program may not exceed $725 million. The commercial paper borrowings may have terms of up to 365 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, London Interbank Offered Rate (LIBOR), or the money market rate as found on the commercial paper market. As of December 31, 2001, Devon had $75 million of borrowings under its commercial paper program at an average rate of 3.5%. Because Devon had the intent and ability to refinance the balance due with borrowings under its U.S. Facility, the $75 million outstanding under the commercial paper program was classified as long-term debt on the December 31, 2001 consolidated balance sheet.

$3 Billion Term Loan Credit Facility

         On October 12, 2001, Devon and its wholly-owned financing subsidiary Devon Financing Corporation, U.L.C. ("Devon Financing") entered into a new $3 billion senior unsecured term loan credit facility. The facility has a term of five years. Devon and Devon Financing may borrow funds under this facility subject to conditions usual in commercial transactions of this nature, including the absence of any default under this facility. Interest on borrowings under this facility may be based, at the borrower's option, on LIBOR or on UBS Warburg LLC's base rate (which is the higher of UBS Warburg's prime commercial lending rate and the weighted average of rates on overnight Federal funds transactions with members of the Federal Reserve System plus 0.50%).

         The interest rates will include a margin determined by Devon's long-term senior unsecured debt rating for borrowings made subsequent to June 17, 2002. Prior to that time, the margin for borrowings based on LIBOR will be an additional 100 basis points. Based on LIBOR rates as of December 31, 2001, Devon's average interest rate was 2.9%. In addition, Devon incurred an availability fee on the daily average unused lending commitments through the date of the Mitchell closing on January 24, 2002, equal to a percentage determined by Devon's long-term senior unsecured debt rating.

         Prior to December 31, 2001, Devon used proceeds of $1 billion from borrowings on this facility to partially fund the Anderson acquisition. The remaining $2 billion of availability was utilized upon the closing of the Mitchell acquisition on January 24, 2002.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         The terms of this facility require repayment of the debt during the following years:

                                             (In Millions)
                             2002               $    --
                             2003                    --
                             2004                   232
                             2005                 1,200
                             2006                 1,600
                                                -------
                               Total            $ 3,032
                                                =======

         The terms of this facility also provide that voluntary prepayments of the debt may be applied, at Devon's option, to the earliest scheduled maturities first. For example, if Devon were to prepay a portion of the $3 billion of debt with proceeds from property sales or other cash sources, the amount of the prepayment would reduce, if so elected by Devon, the amounts otherwise due first in 2004, then 2005 and finally 2006.

         This credit facility contains certain covenants and restrictions, including a maximum allowed debt-to-capitalization ratio as defined in the credit facility. At December 31, 2001, Devon was in compliance with such covenants and restrictions.

Exchangeable Debentures

         The exchangeable debentures consist of $444 million of 4.90% debentures and $316 million of 4.95% debentures. The exchangeable debentures were issued on August 3, 1998 and mature August 15, 2008. The exchangeable debentures are callable beginning August 15, 2000, initially at 104.0% of principal and at prices declining to 100.5% of principal on or after August 15, 2007. The exchangeable debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of ChevronTexaco Corporation common stock. In lieu of delivering ChevronTexaco Corporation common stock, Devon may, at its option, pay to any holder an amount of cash equal to the market value of the ChevronTexaco Corporation common stock to satisfy the exchange request. However, at maturity, the holders will receive an amount at least equal to the face value of the debt outstanding. Such amount will either be in cash or in a combination of cash and ChevronTexaco Corporation common stock.

         As of December 31, 2001, Devon beneficially owned approximately seven million shares of ChevronTexaco Corporation common stock. These shares have been deposited with an exchange agent for possible exchange for the exchangeable debentures. Each $1,000 principal amount of the exchangeable debentures is exchangeable into 9.3283 shares of ChevronTexaco Corporation common stock, an exchange rate equivalent to $107-7/32 per share of ChevronTexaco stock.

         The exchangeable debentures were assumed as part of the PennzEnergy merger. The fair values of the exchangeable debentures were determined as of August 17, 1999, based on market quotations. The fair value approximated the face value of the exchangeable debentures. As a result, no premium or discount was recorded on these exchangeable debentures. However, pursuant to the adoption of SFAS No. 133 effective January 1, 2001, these debentures were

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


revalued as of August 17, 1999. Under SFAS No. 133, the total fair value of the debentures was allocated between the interest-bearing debt and the option to exchange ChevronTexaco Corporation common stock that is embedded in the debentures. Accordingly, the debt portion of the debentures was reduced by $140 million as of August 17, 1999. This discount is being accreted using the effective interest method, and has raised the effective interest rate on the debentures to 7.76% in 2001 compared to 4.92% prior to 2001.

Zero Coupon Convertible Debentures

         In June 2000, Devon privately sold zero coupon convertible senior debentures. The debentures were sold at a price of $464.13 per debenture with a yield to maturity of 3.875% per annum. Each of the 760,000 debentures is convertible into 5.7593 shares of Devon common stock. Devon may call the debentures at any time after five years, and a debenture holder has the right to require Devon to repurchase the debentures after five, 10 and 15 years, at the issue price plus accrued original issue discount and interest. Devon's proceeds were approximately $346 million, net of debt issuance costs of approximately $7 million. Devon used the proceeds from the sale of these debentures to pay down other domestic long-term debt.

Debt Securities

         On October 3, 2001, Devon, through Devon Financing, sold $1.75 billion of 6.875% notes due September 30, 2011 and $1.25 billion of 7.875% debentures due September 30, 2031. The debt securities are unsecured and unsubordinated obligations of Devon Financing. Devon has fully and unconditionally guaranteed on an unsecured and unsubordinated basis the obligations of Devon Financing under the debt securities. The proceeds from the issuance of these debt securities were used to fund a portion of the Anderson acquisition.

         The $3 billion of debt securities were structured in a manner that results in an expected weighted average after-tax borrowing rate of approximately 1.76%.

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

Other Debentures

         The 10.25% and 10.125% debentures were assumed as part of the PennzEnergy merger. The fair values of the respective debentures were determined using August 17, 1999, market interest rates. As a result, premiums were recorded on these debentures which lowered their effective interest rates to 8.3% and 8.9% on the $236 million of 10.25% debentures and $177 million of 10.125% debentures, respectively. The premiums are being amortized using the effective interest method.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         During October 2001, Devon repurchased $14 million and $23 million of its 10.25% debentures and 10.125% debentures, respectively. Devon recorded a loss on the early retirement of debt of $5 million related to this repurchase.

Senior Notes

         In connection with the Anderson acquisition, Devon assumed $702 million of senior notes. The table below summarizes the debt assumed, the fair value of the debt at October 15, 2001, and the effective interest rate of the debt assumed after determining the fair values of the respective notes using October 15, 2001, market interest rates. The premiums and discounts are being amortized or accreted using the effective interest method. All of the notes are general unsecured obligations of Devon.

                                          FAIR VALUE OF     EFFECTIVE RATE OF
          DEBT ASSUMED                     DEBT ASSUMED        DEBT ASSUMED
-------------------------------            ------------        ------------
                                          (IN MILLIONS)
6.75% senior notes due 2011                        $400                6.8%
6.55% senior notes due 2006                         129                6.5%
7.25% senior notes due 2005                         116                6.3%
7.57% senior notes due 2005                          33                5.7%
7.42% senior notes due 2005                          24                5.7%

         Devon recorded a $2 million loss in 2001 related to the early retirement of the above 7.57% and 7.42% senior notes.

         In connection with the Snyder merger, Devon assumed Snyder's $175 million of 8.75% notes due in 2007. The notes are redeemable by Devon on or after June 15, 2002, initially at 104.375% of principal and at prices declining to 100% of principal on or after June 15, 2005. The notes are general unsecured obligations of Devon. In June 1999, Devon issued $125 million of 8.05% notes due 2004. The notes were issued for 98.758% of face value and Devon received total proceeds of $122 million after deducting related costs and expenses of $2 million. The notes, which mature June 15, 2004, are redeemable, upon not less than thirty nor more than sixty days notice, as a whole or in part, at the option of Devon at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the applicable make-whole premium as determined by an independent investment banker and (iii) accrued and unpaid interest. The notes are general unsecured obligations of Devon. The indentures for these notes include covenants that restrict the ability of Devon SFS Operating, Inc., a wholly-owned subsidiary of Devon, to take certain actions, including the ability to incur additional indebtedness and to pay dividends or repurchase capital stock.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


Interest Expense

         Following are the components of interest expense for the years 2001, 2000 and 1999:

                                                   YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                2001        2000        1999
                                               -----       -----       -----
                                                        (IN MILLIONS)
Interest based on debt outstanding             $ 200         157         108
Accretion (amortization) of debt discount
(premium), net                                    10          (4)         (1)
Facility and agency fees                           1           3           2
Amortization of capitalized loan costs             3           2           2
Capitalized interest                              (3)         (3)         (2)
Loss on debt retirement                            7          --          --
Other                                              2          --          --
                                               -----       -----       -----

Total interest expense                         $ 220         155         109
                                               =====       =====       =====

Effects of Changes in Foreign Currency Exchange Rates

         The 6.75% fixed-rate senior notes referred to in the first table of this note are payable by Devon Canada, a wholly-owned subsidiary of Devon. However, the notes are denominated in U.S. dollars. Until their retirement in mid-January 2000, the 6.76% and 6.79% fixed-rate senior notes payable by Devon Canada were also denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were issued to the dates of repayment increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent of the debt are required to be included in determining net earnings for the period in which the exchange rate changed. The rate of conversion of Canadian dollars to U.S. dollars declined in 2001 and 2000 and increased in 1999. Therefore, $11 million and $3 million of increased expense was recorded in 2001 and 2000, respectively, and $13 million of reduced expense was recorded in 1999.

8. INCOME TAXES

         At December 31, 2001, Devon had the following carryforwards available to reduce future income taxes:

                                          YEARS OF         CARRYFORWARD
    TYPES OF CARRYFORWARD                EXPIRATION          AMOUNTS
    ---------------------                ----------          -------
                                                          (IN MILLIONS)
Net operating loss - U.S. federal       2008 - 2021             $  22
Net operating loss - various states     2002 - 2014             $  60
Net operating loss - Canada             2002 - 2008             $   3
Net operating loss - International       Indefinite             $  91
Minimum tax credits                      Indefinite             $ 118

        All of the carryforward amounts shown above have been utilized for financial purposes to reduce the deferred tax liability.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


        The earnings (loss) before income taxes and the components of income tax expense (benefit) for the years 2001, 2000 and 1999 were as follows:

                                                YEAR ENDED DECEMBER 31,
                                              2001        2000       1999
                                             -----       -----      -----
                                                    (IN MILLIONS)
Earnings (loss) before income taxes:
   U.S                                       $ 458         872       (313)
   Canada                                     (357)        156         58
   International                               (17)        114         56
                                             -----       -----      -----
   Total                                     $  84       1,142       (199)
                                             =====       =====      =====
Current income tax expense:
   U.S. federal                              $  23         107         12
   Various states                                6           6          3
   Canada                                        8           2          3
   Other                                        34          16          5
                                             -----       -----      -----
   Total current tax expense                    71         131         23
                                             -----       -----      -----
Deferred income tax expense (benefit):
   U.S. federal                                124         152       (119)
   Various states                              (32)         33         --
   Canada                                     (145)         67         27
   Other                                        12          29         20
                                             -----       -----      -----
   Total deferred tax expense (benefit)        (41)        281        (72)
                                             -----       -----      -----
Total income tax expense (benefit)           $  30         412        (49)
                                             =====       =====      =====

         Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate to earnings (loss) before income taxes as a result of the following:

                                           YEAR ENDED DECEMBER 31,
                                          2001       2000       1999
                                          ----       ----       ----
U.S. statutory tax (benefit) rate           35%        35%       (35)%
Benefit from disposition of certain
     Foreign assets                         --         (4)        --
Financial expenses not deductible for       14          1          3
     Income tax purposes
Nonconventional fuel source credits        (23)        (1)        (3)
State income taxes                           5          1          1
Taxation on foreign operations              12          2          7
Other                                       (7)         2          2
                                          ----       ----       ----
Effective income tax (benefit) rate         36%        36%       (25)%
                                          ====       ====       ====

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2001, 2000 and 1999 are presented below:

                                                            DECEMBER 31,
                                                  2001          2000          1999
                                                -------       -------       -------
                                                           (IN MILLIONS)
Deferred tax assets:
   Net operating loss carryforwards             $    39           123           207
   Minimum tax credit carryforwards                 118            85            88
   Production payments                               --            --            21
   Long-term debt                                     6            17            18
   Fair value of financial instruments                7            --            --
   Other                                             37            95            51
                                                -------       -------       -------
   Total deferred tax assets                        207           320           385
                                                -------       -------       -------
Deferred tax liabilities:
   Property and equipment, principally due
      to nontaxable business combinations,
      differences in depreciation, and
      the expensing of intangible drilling
      costs for tax purposes                     (2,182)         (687)         (500)
   ChevronTexaco Corporation common stock          (213)         (167)         (172)
   Other                                            (11)          (84)          (32)
                                                -------       -------       -------
   Total deferred tax liabilities                (2,406)         (938)         (704)
                                                -------       -------       -------

         Net deferred tax liability             $(2,199)         (618)         (319)
                                                =======       =======       =======

         As shown in the above table, Devon has recognized $207 million of deferred tax assets as of December 31, 2001. Such amount consists primarily of $157 million of various carryforwards available to offset future income taxes. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, state net operating loss carryforwards which expire primarily between 2002 and 2014, Canadian carryforwards which expire primarily between 2002 and 2008, International carryforwards which have no expiration and minimum tax credit carryforwards which have no expiration. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

         Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2002 and 2010. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon's future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


9. TRUST CONVERTIBLE PREFERRED SECURITIES

         On July 10, 1996, Devon, through its affiliate Devon Financing Trust, completed the issuance of $149 million of 6.5% trust convertible preferred securities (the "TCP Securities"). Devon Financing Trust issued 2,990,000 shares of the TCP Securities at $50 per share with a maturity date of June 15, 2026. Each TCP Security was convertible at the holder's option into 1.6393 shares of Devon common stock, which equated to a conversion price of $30.50 per share of Devon common stock.

         Devon Financing Trust invested the $149 million of proceeds in 6.5% convertible junior subordinated debentures issued by Devon (the "Convertible Debentures"). In turn, Devon used the net proceeds from the issuance of the Convertible Debentures to retire debt outstanding under its credit lines.

         On October 27, 1999, Devon issued notice to the holders of the TCP Securities that it was exercising its right to redeem such securities on November 30, 1999. Substantially all of the holders of the TCP Securities elected to exercise their conversion rights instead of receiving the redemption cash value. As a result, all but 950 shares of the TCP Securities were converted into approximately 4.9 million shares of Devon common stock. The redemption price for the 950 shares not converted was $52.275 per share which included a 4.55% premium as required under the terms of the TCP Securities.

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

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         In late September and early October 1999, Devon received $403 million from the sale of approximately 10 million shares of its common stock in a public offering. The price to the public for these shares was $40.50 per share. Net of underwriters' discount and commissions, Devon received $38.98 per share. Devon paid approximately $1 million of expenses related to the equity offering, and these costs were recorded as reductions of additional paid-in capital.

         As discussed in Note 2, there were approximately 22 million shares of Devon common stock issued on August 17, 1999, in connection with the PennzEnergy merger. Also, there were 16 million Exchangeable Shares issued on December 10, 1998, in connection with the Northstar Energy Corporation combination. As of year-end 2001, 14 million of the Exchangeable Shares had been exchanged for shares of Devon's common stock. The Exchangeable Shares have rights identical to those of Devon's common stock and are exchangeable at any time into Devon's common stock on a one-for-one basis.

         Devon's Board of Directors has designated a certain number of shares of the preferred stock as Series A Junior Participating Preferred Stock (the "Series A Junior Preferred Stock") in connection with the adoption of the shareholder rights plan described later in this note. Effective January 22, 2002, the Board voted to increase the designated shares from one million to two million. At December 31, 2001, there were no shares of Series A Junior Preferred Stock issued or outstanding. The Series A Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $10 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series A Junior Preferred Stock. Holders of the Series A Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series A Junior Preferred Stock is neither redeemable nor convertible. The Series A Junior Preferred Stock ranks prior to the Common Stock but junior to all other classes of Preferred Stock.

Stock Option Plans

         Devon has outstanding stock options issued to key management and professional employees under three stock option plans adopted in 1988, 1993 and 1997 (the "1988 Plan," the "1993 Plan" and the "1997 Plan"). Options granted under the 1988 Plan and 1993 Plan remain exercisable by the employees owning such options, but no new options will be granted under these plans. At December 31, 2001, there were 63,000 and 320,860 options outstanding under the 1988 Plan and the 1993 Plan, respectively.

         On May 21, 1997, Devon's stockholders adopted the 1997 Plan and reserved two million shares of Common Stock for issuance thereunder. On December 9, 1998, Devon's stockholders voted to increase the reserved number of shares to three million. On August 17, 1999, Devon's stockholders voted to increase the reserved number of shares to six million. On August 29, 2000, Devon's stockholders voted to increase the reserved number of shares to 10 million.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         The exercise price of stock options granted under the 1997 Plan may not be less than the estimated fair market value of the stock at the date of grant, plus 10% if the grantee owns or controls more than 10% of the total voting stock of Devon prior to the grant. Options granted are exercisable during a period established for each grant, which period may not exceed 10 years from the date of grant. Under the 1997 Plan, the grantee must pay the exercise price in cash or in Common Stock, or a combination thereof, at the time that the option is exercised. The 1997 Plan is administered by a committee comprised of non-management members of the Board of Directors. The 1997 Plan expires on April 25, 2007. As of December 31, 2001, there were 5,274,235 options outstanding under the 1997 Plan. There were 3,745,334 options available for future grants as of December 31, 2001.

         In addition to the stock options outstanding under the 1988 Plan, 1993 Plan and 1997 Plan, there were approximately 1,053,807, 1,410,158 and 62,270 stock options outstanding at the end of 2001 that were assumed as part of the Santa Fe Snyder merger, the PennzEnergy merger and the Northstar combination, respectively. Santa Fe Snyder, PennzEnergy and Northstar had granted these options prior to the Santa Fe Snyder merger, the PennzEnergy merger and the Northstar combination. As part of the Santa Fe Snyder merger, the PennzEnergy merger and the Northstar combination, the options were assumed by Devon and converted to Devon options at the exchange rate of 0.22, 0.4475 and 0.235 Devon options for each Santa Fe Snyder, PennzEnergy and Northstar option, respectively.

         A summary of the status of Devon's stock option plans as of December 31, 1999, 2000 and 2001, and changes during each of the years then ended, is presented below.

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                  -------------------             -------------------
                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                 NUMBER         EXERCISE         NUMBER         EXERCISE
                                              OUTSTANDING        PRICE         EXERCISABLE        PRICE
                                              -----------        -----         -----------        -----
Balance at December 31, 1998                   5,520,656       $   31.768       4,079,125      $   30.479
                                                                               ==========      ==========
    Options granted                            1,564,108       $   31.736
    Options assumed in the
      PennzEnergy merger                       2,081,894       $   55.643
    Options assumed in the Snyder merger         979,220       $   35.182
    Options exercised                         (1,139,231)      $   28.509
    Options forfeited                           (452,746)      $   36.369
                                              ----------

Balance at December 31, 1999                   8,553,901       $   38.202       7,063,983      $   39.547
                                                                               ==========      ==========
    Options granted                            1,624,800       $   51.430
    Options exercised                         (2,488,756)      $   33.106
    Options forfeited                           (333,991)      $   60.354
                                              ----------

Balance at December 31, 2000                   7,355,954       $   41.843       6,024,796      $   40.718
                                                                               ==========      ==========
    Options granted                            2,600,650       $   62.808
    Options exercised                         (1,504,691)      $   31.133
    Options forfeited                           (267,583)      $   62.774
                                              ----------

Balance at December 31, 2001                   8,184,330       $   41.089       5,515,958      $   41.934
                                              ==========                       ==========      ==========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         The weighted average fair values of options granted during 2001, 2000 and 1999 were $13.17, $28.73 and $12.80, respectively. The fair value of each option grant was estimated for disclosure purposes on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 3.8%, 5.5% and 6%; dividend yields of 0.6%, 0.4% and 0.5%; expected lives of five, five and five years; and volatility of the price of the underlying common stock of 42.2%, 40.0% and 35.2%.

         The following table summarizes information about Devon's stock options which were outstanding, and those which were exercisable, as of December 31, 2001:

                                           OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                           -------------------                            -------------------
                                                  WEIGHTED         WEIGHTED                             WEIGHTED
         RANGE OF                                 AVERAGE          AVERAGE                               AVERAGE
         EXERCISE                NUMBER          REMAINING         EXERCISE            NUMBER           EXERCISE
          PRICES               OUTSTANDING         LIFE              PRICE           EXERCISABLE          PRICE
          ------               -----------         ----              -----           -----------          -----
      $ 8.375-$26.501              442,204      2.38 Years          $23.014              442,204         $23.014
      $28.830-$33.381            1,314,346      5.29 Years          $30.726            1,239,114         $30.713
      $34.375-$39.773            3,445,957      7.04 Years          $35.308            1,569,779         $35.818
      $40.190-$49.950              454,980      4.01 Years          $45.941              444,996         $45.916
      $50.142-$59.813            2,028,308      6.66 Years          $53.177            1,329,064         $53.865
      $60.150-$89.660              498,535      5.36 Years          $70.788              490,801         $70.954
                                 ---------                                             ---------
                                 8,184,330      6.15 Years          $41.089            5,515,958         $41.934
                                 =========                                             =========

         Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon's 2001, 2000 and 1999 pro forma net earnings (loss) and pro forma net earnings (loss) per share would have differed from the amounts actually reported as shown in the following table. The pro forma amounts shown below do not include the effects of stock options granted prior to January 1, 1995.

                                                                  YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             2001          2000          1999
                                                           --------      --------      --------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss) available to common shareholders:
         As reported                                       $     93           720          (158)
         Pro forma                                         $     79           702          (173)

Net earnings (loss) per share available
    to common shareholders:
         As reported:
            Basic                                          $   0.73          5.66         (1.68)
            Diluted                                        $   0.72          5.50         (1.68)
         Pro forma:
            Basic                                          $   0.62          5.51         (1.85)
            Diluted                                        $   0.61          5.36         (1.85)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


Shareholder Rights Plan

         Under Devon's shareholder rights plan, stockholders have one right for each share of Common Stock held. The rights become exercisable and separately transferable ten business days after a) an announcement that a person has acquired, or obtained the right to acquire, 15% or more of the voting shares outstanding, or b) commencement of a tender or exchange offer that could result in a person owning 15% or more of the voting shares outstanding.

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

11. FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of Devon's financial instruments at December 31, 2001, 2000 and 1999.

                                                  2001                       2000                         1999
                                                  ----                       ----                         ----
                                        CARRYING        FAIR        CARRYING       FAIR        CARRYING          FAIR
                                         AMOUNT         VALUE        AMOUNT        VALUE         AMOUNT         VALUE
                                         ------         -----        ------        -----         ------         -----
                                                                             (IN MILLIONS)
Investments                             $   644           644           606           606           634           634
Oil and gas price hedge agreements      $   225           225            --           (58)           --           (10)
Interest rate swap agreements           $    (9)           (9)           --            --            --            --
Electricity hedge agreements            $   (12)          (12)           --            --            --            --
Foreign exchange hedge agreements       $    (4)           (4)           --            (1)           --            (3)
Embedded option in exchangeable         $   (34)          (34)           --            --            --            --
debentures
Long-term debt (including current       $(6,589)       (6,699)       (2,049)       (2,050)       (2,416)       (2,400)
portion)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         The following methods and assumptions were used to estimate the fair values of the financial instruments in the above table. None of Devon's financial instruments are held for trading purposes. The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at December 31, 2001, 2000 and 1999.

         Investments - The fair values of investments are primarily based on quoted market prices.

         Oil and Gas Price Hedge Agreements - The fair values of the oil and gas price hedges are based on either (a) an internal discounted cash flow calculation, (b) quotes obtained from the counterparty to the hedge agreement or
(c) quotes provided by brokers.

         Interest Rate Swap Agreements - The fair values of the interest rate swaps are based on quotes obtained from the counterparty to the swap agreement.

         Electricity Hedge Agreements - The fair values of the electricity hedges are based on an internal discounted cash flow calculation.

         Foreign Exchange Hedge Agreements - The fair values of the foreign exchange agreements are based on either (a) an internal discounted cash flow calculation or (b) quotes obtained from brokers.

         Embedded Option in Exchangeable Debentures - The fair values of the embedded options are based on quotes obtained from brokers.

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

         Devon's total hedged positions as of January 31, 2002 are set forth in the following tables.

         PRICE SWAPS Through various price swaps, Devon has fixed the price it will receive on a portion of its oil and natural gas production in 2002, 2003 and 2004. The following tables include information on this production. Where necessary, the prices have been adjusted for certain transportation costs that are netted against the price recorded by Devon, and the price has also been adjusted for the Btu content of the gas production that has been hedged.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


               OIL PRODUCTION
YEAR              BBLS/DAY          PRICE/BBL
2002                26,350          $   23.27

               GAS PRODUCTION
YEAR               MCF/DAY          PRICE/MCF
2002               242,128          $    2.99
2003                99,905          $    3.35
2004                 4,164          $    2.36

         COSTLESS PRICE COLLARS Devon has also entered into costless price collars that set a floor and ceiling price for a portion of its 2002 and 2003 oil and natural gas production. The following tables include information on these collars. The floor and ceiling prices related to domestic oil production are based on NYMEX. The NYMEX price is the monthly average of settled prices on each trading day for West Texas Intermediate Crude oil delivered at Cushing, Oklahoma. The gas prices shown in the following table have been adjusted to a NYMEX-based price, using Devon's estimates of differentials between NYMEX and the specific regional indices upon which the collars are based. The floor and ceiling prices related to the domestic collars are based on various regional first-of-the-month price indices as published monthly by Inside FERC. The floor and ceiling prices related to the Canadian collars are based on the AECO index as published by the Canadian Gas Price Reporter.

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


                   OIL PRODUCTION
                                  FLOOR      CEILING
                                  PRICE       PRICE
                                  PER          PER
YEAR            BBLS/DAY          BBL          BBL
2002              20,000        $ 23.00      $ 28.19

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                   GAS PRODUCTION
                                  FLOOR       CEILING
                                  PRICE        PRICE
                                   PER          PER
YEAR            MCF/DAY            MCF          MCF
2002            442,574         $  3.34      $    6.37
2003            345,000         $  3.20      $    4.19

         INTEREST RATE SWAPS Devon assumed certain interest rate swaps as a result of the Anderson acquisition. Under these interest rate swaps, Devon has swapped a floating rate for a fixed rate. Under such swaps, Devon will record a fixed rate of 6.2% on $132 million of debt in 2002, 6.3% on $97 million of debt in 2003, 6.4% on $79 million of debt in 2004 through 2006 and 6.3% on $24 million of debt in 2007.

         FOREIGN CURRENCY EXCHANGE RATE SWAPS Devon assumed certain foreign currency exchange rate swaps in the Anderson acquisition. These swaps require Devon to sell $30 million and $12 million at average Canadian-to-U.S. exchange rates of $0.680 and $0.676, and buy the same amount of dollars at the floating exchange rate, in 2002 and 2003, respectively.

12. RETIREMENT PLANS

         Devon has non-contributory defined benefit retirement plans (the "Basic Plans") which include U.S. and Canadian employees meeting certain age and service requirements. The benefits are based on the employee's years of service and compensation. Devon's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Rights to amend or terminate the Basic Plans are retained by Devon.

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

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         The following table sets forth the plans' benefit obligations, plan assets, reconciliation of funded status, amounts recognized in the consolidated balance sheets and the actuarial assumptions used as of December 31, 2001, 2000 and 1999.

                                                                                                       OTHER
                                                                                                   POSTRETIREMENT
                                                            PENSION BENEFITS                          BENEFITS
                                                            ----------------                          --------
                                                    2001         2000         1999         2001         2000         1999
                                                   -----        -----        -----        -----        -----        -----
                                                                               (IN MILLIONS)
Change in benefit obligation:
     Benefit obligation at beginning of year       $ 165          156           64        $  32           38            8
     Service cost                                      5            7            5           --            1            1
     Interest cost                                    13           11            6            2            2            1
     Participant contributions                        --           --           --            1           --           --
     Amendments                                        5            4           --           (1)          (2)          --
     Mergers and acquisitions                         16           --           88           --           --           29
     Special termination benefits                      3           --           --           --           --           --
     Settlement payments                              (4)          --           --           --           --           --
     Curtailment gain                                 (1)          (3)          --           --           --           --
     Actuarial (gain) loss                            17           (3)          (3)           4           (3)           1
     Benefits paid                                    (9)          (7)          (4)          (5)          (4)          (2)
                                                   -----        -----        -----        -----        -----        -----
     Benefit obligation at end of year               210          165          156           33           32           38
                                                   -----        -----        -----        -----        -----        -----

Change in plan assets:
     Fair value of plan assets at
      beginning of year                              155          158           42           --           --           --
     Actual return on plan assets                     (9)           3           15           --           --           --
     Mergers and acquisitions                         17           --          104           --           --           --
     Employer contributions                            6            1            1            4            4            2
     Participant contributions                        --           --           --            1           --           --
     Settlement payments                              (4)          --           --           --           --           --
     Administrative expenses                          --           --           --           --           --           --
     Benefits paid                                    (9)          (7)          (4)          (5)          (4)          (2)
                                                   -----        -----        -----        -----        -----        -----
     Fair value of plan assets at end of year        156          155          158           --           --           --
                                                   -----        -----        -----        -----        -----        -----


Funded status                                        (54)         (10)           2          (33)         (32)         (38)

Unrecognized net actuarial (gain) loss                35           10           (3)           2           (2)           1
Unrecognized prior service cost                        6            1            2           (1)          (1)          --
Unrecognized net transition (asset) obligation        --           (6)          --           --            1            2
                                                   -----        -----        -----        -----        -----        -----
Net amount recognized                              $ (13)          (5)           1        $ (32)         (34)         (35)
                                                   =====        =====        =====        =====        =====        =====
The net amounts recognized in the
  consolidated balance sheets consist of:
     (Accrued) prepaid benefit cost                $ (13)          (5)           1        $ (32)       $ (34)       $ (35)
     Additional minimum liability                    (33)          (1)          (3)          --           --           --
     Intangible asset                                  5            1            1           --           --           --
     Accumulated other comprehensive loss             28           --            2           --           --           --
                                                   -----        -----        -----        -----        -----        -----

     Net amount recognized                         $ (13)          (5)           1        $ (32)         (34)         (35)
                                                   =====        =====        =====        =====        =====        =====
Assumptions:
     Discount rate                                  7.10%        7.65%        7.34%        7.15%        7.65%        7.32%
     Expected return on plan assets                 8.27%        8.50%        8.37%         N/A          N/A          N/A
     Rate of compensation increase                  4.88%        5.00%        4.88%        5.00%        5.00%        4.75%

         The benefit obligation for the defined benefit pension plans with benefit obligations in excess of assets was $201 million as of December 31, 2001. The plan assets for these plans at December 31, 2001 totaled $138 million.

         Net periodic benefit cost included the following components:

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                                                                  OTHER POSTRETIREMENT
                                                     PENSION BENEFITS                    BENEFITS
                                          -------------------------------------   --------------------
                                          2001       2000       1999       2001      2000      1999
                                          ----       ----       ----       ----      ----      ----
                                                                 (IN MILLIONS)
Service cost                              $  5          7          5       $ --         1         1
Interest cost                               13         11          6          2         2         1
Expected return on plan assets             (13)       (13)        (7)        --        --        --
Amortization of prior service cost           1         --         --         --        --        --
Recognized net actuarial (gain) loss         1         --         --         --        --        --
                                          ----       ----       ----       ----      ----      ----
Net periodic benefit cost                 $  7          5          4       $  2         3         2
                                          ====       ====       ====       ====      ====      ====

         For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2001. The rate was assumed to decrease on a pro-rata basis annually to 5% in the year 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                      ONE-PERCENTAGE       ONE-PERCENTAGE
                                                                      POINT INCREASE       POINT DECREASE
                                                                      --------------       --------------
                                                                                 (IN MILLIONS)
Effect on total of service and interest cost components for 2001          $   --              $     --
Effect on year-end 2001 postretirement benefit obligation                 $    1              $     (1)

         Devon has incurred certain postemployment benefits to former or inactive employees who are not retirees. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112, Employer's Accounting for Postemployment Benefits. The accrued postemployment benefit liability was approximately $7 million, $13 million and $3 million at the end of 2001, 2000 and 1999, respectively.

         Devon has a 401(k) Incentive Savings Plan which covers all domestic employees. At its discretion, Devon may match a certain percentage of the employees' contributions to the plan. The matching percentage is determined annually by the Board of Directors. Devon's matching contributions to the plan were $5 million, $5 million and $4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         During the years 2001, 2000 and 1999, Devon's combined contributions to the Canadian defined contribution plan and the Canadian savings plan were $3 million, $2 million and $2 million, respectively.

13. COMMITMENTS AND CONTINGENCIES

         Devon is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Devon and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Devon's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to Devon's financial position or results of operations after consideration of recorded accruals although actual amounts could differ from management's estimate.

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

         Certain of Devon's subsidiaries acquired in the PennzEnergy merger are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of December 31, 2001, Devon's consolidated balance sheet included $8 million of accrued liabilities, reflected in "Other liabilities," for environmental remediation. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Devon's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Devon's monetary exposure is not expected to be material.

Royalty Matters

         Numerous gas producers and related parties, including Devon, have been named in various lawsuits filed by private litigants alleging violation of the federal False Claims Act. The suits allege

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates which resulted in underpayment of royalties in connection with natural gas and natural gas liquids produced and sold from federal and Indian owned or controlled lands. The various suits have been consolidated by the United States Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the matter of In re Natural Gas Royalties Qui Tam Litigation, MDL-1293, United States District Court for the District of Wyoming. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suits, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with these lawsuits and no liability has been recorded in connection therewith.

Operating Leases

         The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001:

YEAR ENDING DECEMBER 31,                           (IN MILLIONS)
------------------------                           -------------
    2002                                             $     21
    2003                                                   20
    2004                                                   16
    2005                                                   14
    2006                                                   11
    Thereafter                                             14
                                                     --------
    Total minimum lease payments required            $     96
                                                     ========

         Total rental expense for all operating leases is as follows for the years ended December 31:

                          (IN MILLIONS)
2001                         $     17
2000                         $     19
1999                         $     24

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

         For any calendar quarter ending on or prior to December 31, 2002, the Trust will receive additional support payments from Devon to the extent that the Trust needs such payments to distribute $0.38 per Depository Unit per quarter. The source of such support payments is limited

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


to Devon's remaining royalty interest in certain of the properties conveyed to the Trust. The aggregate amount of the additional royalty payments (net of any amounts recouped) is limited to $19 million on a revolving basis. If such support payments are made, certain proceeds otherwise payable to the Trust in subsequent quarters may be reduced to recoup the amount of such support payments. Through the end of 2001, the Trust had received support payments totaling $4 million and Devon had recouped all such payments.

         Depending on various factors, such as sales volumes and prices and the level of operating costs and capital expenditures incurred, proceeds payable to the Trust with respect to operations in subsequent quarters may not be sufficient to make the required quarterly distributions. In such instances, Devon would be required to make support payments.

         At December 31, 2001, 2000 and 1999, accounts payable as shown on the accompanying consolidated balance sheets included $3 million, $4 million and $3 million, respectively, due to the Trust.

14. REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES

         Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties plus the lower of cost or fair value of unproved properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred taxes, is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

         During 2001 and 1999, Devon reduced the carrying value of its oil and gas properties by $916 and $476 million, respectively, due to the full cost ceiling limitations. The after-tax effect of these reductions in 2001 and 1999 were $556 million and $310 million, respectively. The following table summarizes these reductions by country.

                             YEAR ENDED DECEMBER 31,
                             -----------------------
                          2001                    1999
                          ----                    ----
                               Net of                  Net of
                    Gross       Taxes       Gross       Taxes
                    -----       -----       -----       -----
                               (IN MILLIONS)
United States      $  449         281         464         302
Canada                434         252          --          --
Egypt                  33          23          --          --
China                  --          --          12           8
                   ------      ------      ------      ------
    Total          $  916         556         476         310
                   ======      ======      ======      ======

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         The 2001 domestic and Canadian reductions were primarily the result of lower prices. Under the purchase method of accounting for business combinations, acquired oil and gas properties are recorded at fair value as of the date of purchase. Devon estimates such fair value using its estimates of future oil and gas prices. In contrast, the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely. Accordingly, the resulting value is not indicative of the true fair value of the reserves. The oil and gas properties added from the Anderson acquisition and other smaller acquisitions in 2001 were recorded at fair values that were based on expected future oil and gas prices higher than the year-end 2001 prices used to calculate the ceiling. The reduction in Egypt was the result of high finding and development costs and negative revisions to proved reserves.

         The 1999 domestic reduction was primarily the result of lower prices. The oil and gas properties added from the Snyder acquisition were recorded at fair values that were based on expected future oil and gas prices higher than the quarterly prices used to calculate the ceiling. The reduction in China was the result of high finding and development costs.

         Additionally, during 2001, Devon elected to discontinue operations in Thailand, Malaysia, Qatar and on certain properties in Brazil. After meeting the drilling and capital commitments on these properties, Devon determined that these properties did not meet Devon's internal criteria to justify further investment. Accordingly, Devon recorded an $87 million charge associated with the impairment of these properties. The after-tax effect of this reduction was $69 million.

15. OIL AND GAS OPERATIONS

Costs Incurred

        The following tables reflect the costs incurred in oil and gas property acquisition, exploration, and development activities:

                                                                   TOTAL
                                                                   -----
                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2001        2000        1999
                                                       ------      ------      ------
                                                                (IN MILLIONS)
Property acquisition costs:
  Proved, excluding deferred income taxes              $2,975         291       3,002
  Deferred income taxes                                    84          --         132
                                                       ------      ------      ------
  Total proved, including deferred income taxes        $3,059         291       3,134
                                                       ======      ======      ======
  Unproved, excluding deferred income taxes:
    Business combinations                               1,433          --          84
    Other acquisitions                                    183          55          40
  Deferred income taxes                                    27          --          --
                                                       ------      ------      ------
  Total unproved, including deferred income taxes      $1,643          55         124
                                                       ======      ======      ======
Exploration costs                                      $  356         213         158
Development costs                                      $  978         636         336

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999



                                                                  DOMESTIC
                                                       ------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2001        2000        1999
                                                       ------      ------      ------
                                                                (IN MILLIONS)
Property acquisition costs:
  Proved, excluding deferred income taxes              $  292         177       2,670
  Deferred income taxes                                    79          --         132
                                                       ------      ------      ------
  Total proved, including deferred income taxes        $  371         177       2,802
                                                       ======      ======      ======
  Unproved, excluding deferred income taxes:
    Business combinations                                  --          --          82
    Other acquisitions                                    158          35          28
  Deferred income taxes                                    27          --          --
                                                       ------      ------      ------
  Total unproved, including deferred income taxes      $  185          35         110
                                                       ======      ======      ======
Exploration costs                                      $  166         117          88
Development costs                                      $  726         466         228

                                                                   CANADA
                                                       ------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2001        2000        1999
                                                       ------      ------      ------
                                                                (IN MILLIONS)
Property acquisition costs:
  Proved, excluding deferred income taxes              $2,621          70          29
  Deferred income taxes                                     5          --          --
                                                       ------      ------      ------
  Total proved, including deferred income taxes        $2,626          70          29
                                                       ======      ======      ======
  Unproved, excluding deferred income taxes:
    Business combinations                               1,433          --          --
    Other acquisitions                                     24          17           9
  Deferred income taxes                                    --          --          --
                                                       ------      ------      ------
  Total unproved, including deferred income taxes      $1,457          17           9
                                                       ======      ======      ======
Exploration costs                                      $  126          55          37
Development costs                                      $  168          57          30

                                                                INTERNATIONAL
                                                       -------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001        2000        1999
                                                       ------      ------      ------
                                                                (IN MILLIONS)

Property acquisition costs:
  Proved, excluding deferred income taxes              $   62          44         303
  Deferred income taxes                                    --          --          --
                                                       ------      ------      ------
  Total proved, including deferred income taxes        $   62          44         303
                                                       ======      ======      ======
  Unproved, excluding deferred income taxes:
    Business combinations                                  --          --           2
    Other acquisitions                                      1           3           3
  Deferred income taxes                                    --          --          --
                                                       ------      ------      ------
  Total unproved, including deferred income taxes      $    1           3           5
                                                       ======      ======      ======
Exploration costs                                      $   64          41          33
Development costs                                      $   84         113          78

         Pursuant to the full cost method of accounting, Devon capitalizes certain of its general and administrative expenses which are related to property acquisition, exploration and development activities. Such capitalized expenses, which are included in the costs shown in the preceding

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999



tables, were $77 million, $62 million and $29 million in the years 2001, 2000 and 1999, respectively.

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

                                                                                    TOTAL
                                                                 -------------------------------------------
                                                                            YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                  2001              2000              1999
                                                                 -------           -------           -------
                                                             (IN MILLIONS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales                           $ 2,980             2,718             1,257
Production and operating expenses                                   (731)             (597)             (378)
Depreciation, depletion and amortization                            (838)             (663)             (390)
Amortization of goodwill                                             (34)              (41)              (16)
Reduction of carrying value of oil and gas properties             (1,003)               --              (476)
Income tax expense                                                  (159)             (572)              (25)
                                                                 -------           -------           -------
Results of operations for oil and gas producing activities       $   215               845               (28)
                                                                 =======           =======           =======

Depreciation, depletion and amortization per equivalent
        barrel of production                                     $  6.20              5.48              4.46
                                                                 =======           =======           =======

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                                                                     DOMESTIC
                                                                                     --------
                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                      2001              2000              1999
                                                                      ----              ----              ----
                                                                (IN MILLIONS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales                              $ 2,260             2,168               892
Production and operating expenses                                      (512)             (463)             (254)
Depreciation, depletion and amortization                               (615)             (541)             (294)
Amortization of goodwill                                                (34)              (41)              (16)
Reduction of carrying value of oil and gas properties                  (449)               --              (464)
Income tax (expense) benefit                                           (267)             (446)               38
                                                                    -------           -------           -------
Results of operations for oil and gas producing activities          $   383               677               (98)
                                                                    =======           =======           =======
Depreciation, depletion and amortization per equivalent
        barrel of production                                        $  6.47              5.73              4.98
                                                                    =======           =======           =======


                                                                                      CANADA
                                                                                      ------
                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                      2001              2000              1999
                                                                      ----              ----              ----
                                                                (IN MILLIONS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales                              $   481               303               204
Production and operating expenses                                      (137)              (64)              (63)
Depreciation, depletion and amortization                               (164)              (64)              (64)
Reduction of carrying value of oil and gas properties                  (434)               --                --
Income tax benefit (expense)                                             99               (80)              (38)
                                                                    -------           -------           -------
Results of operations for oil and gas producing activities          $  (155)               95                39
                                                                    =======           =======           =======
Depreciation, depletion and amortization per equivalent
        barrel of production                                        $  5.74              4.05              3.56
                                                                    =======           =======           =======


                                                                                   INTERNATIONAL
                                                                                   -------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                      2001              2000              1999
                                                                      ----              ----              ----
                                                                (IN MILLIONS, EXCEPT PER EQUIVALENT BARREL AMOUNTS)
Oil, gas and natural gas liquids sales                              $   239               247               161
Production and operating expenses                                       (82)              (70)              (61)
Depreciation, depletion and amortization                                (59)              (58)              (32)
Amortization of goodwill                                                 --                --                --
Reduction of carrying value of oil and gas properties                  (120)               --               (12)
Income tax benefit (expense)                                              9               (46)              (25)
                                                                    -------           -------           -------
Results of operations for oil and gas producing activities          $   (13)               73                31
                                                                    =======           =======           =======
Depreciation, depletion and amortization per equivalent
        barrel of production                                        $  5.08              5.38              3.06
                                                                    =======           =======           =======

16. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

      The following supplemental unaudited information regarding the oil and gas activities of Devon is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


Quantities of Oil and Gas Reserves

      Set forth below is a summary of the changes in the net quantities of crude oil, natural gas and natural gas liquids reserves for each of the three years ended December 31, 2001. Approximately 67%, 80% and 98%, of the respective year-end 2001, 2000 and 1999 domestic proved reserves were calculated by the independent petroleum consultants of LaRoche Petroleum Consultants, Ltd. and Ryder Scott Company Petroleum Consultants. The remaining percentages of domestic reserves are based on Devon's own estimates. Approximately 43% of the year-end 2001 Canadian proved reserves were calculated by the independent petroleum consultants of Paddock Lindstrom & Associates and Gilbert Laustsen Jung Associates, Ltd. The remaining percentage of Canadian reserves are based on Devon's own estimates. All of the year-end 2000 and 1999 Canadian proved reserves were calculated by the independent petroleum consultants Paddock Lindstrom & Associates. All of the international proved reserves other than Canada as of December 31, 2001, 2000 and 1999 were calculated by the independent petroleum consultants of Ryder Scott Company Petroleum Consultants.

                                                                  TOTAL
                                                                  -----
                                                                                  NATURAL
                                                                                    GAS
                                                  OIL               GAS           LIQUIDS
                                                (MMBBLS)           (BCF)          (MMBBLS)
                                                --------           -----          --------
Proved reserves as of December 31, 1998             235            1,477               33
        Revisions of estimates                       12                7                3
        Extensions and discoveries                   13              406                4
        Purchase of reserves                        273            1,418               33
        Production                                  (32)            (304)              (5)
        Sale of reserves                             (5)             (54)              --
                                                 ------           ------           ------
Proved reserves as of December 31, 1999             496            2,950               68
        Revisions of estimates                       (4)              99                3
        Extensions and discoveries                   34              601                6
        Purchase of reserves                         24              301               --
        Production                                  (43)            (426)              (7)
        Sale of reserves                            (48)             (67)              (8)
                                                 ------           ------           ------
Proved reserves as of December 31, 2000             459            3,458               62
        Revisions of estimates                      (14)            (315)               6
        Extensions and discoveries                   31              579                9
        Purchase of reserves                        166            2,267               52
        Production                                  (44)            (498)              (8)
        Sale of reserves                            (12)             (14)              --
                                                 ------           ------           ------
Proved reserves as of December 31, 2001             586            5,477              121
                                                 ======           ======           ======
Proved developed reserves as of:
        December 31, 1998                           180            1,282               19
        December 31, 1999                           301            2,501               52
        December 31, 2000                           261            2,631               46
        December 31, 2001                           324            3,948               88

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                                                 DOMESTIC
                                                                 --------
                                                                                  NATURAL
                                                                                    GAS
                                                  OIL               GAS           LIQUIDS
                                                (MMBBLS)           (BCF)          (MMBBLS)
                                                --------           -----          --------
Proved reserves as of December 31, 1998             101              838               16
        Revisions of estimates                       24               36                3
        Extensions and discoveries                    2              230                3
        Purchase of reserves                        143            1,400               33
        Production                                  (18)            (221)              (4)
        Sale of reserves                             (3)              (8)              --
                                                 ------           ------           ------
Proved reserves as of December 31, 1999             249            2,275               51
        Revisions of estimates                       (3)             101                4
        Extensions and discoveries                   21              504                5
        Purchase of reserves                         21               53               --
        Production                                  (29)            (355)              (6)
        Sale of reserves                            (33)             (57)              (8)
                                                 ------           ------           ------
Proved reserves as of December 31, 2000             226            2,521               46
        Revisions of estimates                      (25)            (262)               7
        Extensions and discoveries                   12              360                5
        Purchase of reserves                         15              170               --
        Production                                  (26)            (376)              (6)
        Sale of reserves                            (11)             (14)              --
                                                 ------           ------           ------
Proved reserves as of December 31, 2001             191            2,399               52
                                                 ======           ======           ======
Proved developed reserves as of:
        December 31, 1998                            93              664               15
        December 31, 1999                           214            1,960               48
        December 31, 2000                           192            2,087               42
        December 31, 2001                           167            1,988               48

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                                                  CANADA
                                                                  ------
                                                                                  NATURAL
                                                                                    GAS
                                                  OIL               GAS           LIQUIDS
                                                (MMBBLS)           (BCF)          (MMBBLS)
                                                --------           -----          --------
Proved reserves as of December 31, 1998              39              602                5
        Revisions of estimates                       (3)             (41)              --
        Extensions and discoveries                   --               53               --
        Purchase of reserves                          3               12               --
        Production                                   (5)             (74)              (1)
        Sale of reserves                             (2)             (46)              --
                                                 ------           ------           ------
Proved reserves as of December 31, 1999              32              506                4
        Revisions of estimates                        3               (6)              --
        Extensions and discoveries                    3               65                1
        Purchase of reserves                          3               27               --
        Production                                   (5)             (62)              (1)
        Sale of reserves                             --               (6)              --
                                                 ------           ------           ------
Proved reserves as of December 31, 2000              36              524                4
        Revisions of estimates                       --              (22)              --
        Extensions and discoveries                    5              139                2
        Purchase of reserves                        133            2,097               52
        Production                                   (8)            (113)              (2)
        Sale of reserves                             --               --               --
                                                 ------           ------           ------
Proved reserves as of December 31, 2001             166            2,625               56
                                                 ======           ======           ======
Proved developed reserves as of:
        December 31, 1998                            33              583                4
        December 31, 1999                            29              501                4
        December 31, 2000                            30              508                4
        December 31, 2001                           124            1,923               40


                                                              INTERNATIONAL
                                                              -------------
                                                                                  NATURAL
                                                                                    GAS
                                                  OIL               GAS           LIQUIDS
                                                (MMBBLS)           (BCF)          (MMBBLS)
                                                --------           -----          --------
Proved reserves as of December 31, 1998              95               37               12
        Revisions of estimates                       (9)              12               --
        Extensions and discoveries                   11              123                1
        Purchase of reserves                        127                6               --
        Production                                   (9)              (9)              --
        Sale of reserves                             --               --               --
                                                 ------           ------           ------
Proved reserves as of December 31, 1999             215              169               13
        Revisions of estimates                       (4)               4               (1)
        Extensions and discoveries                   10               32               --
        Purchase of reserves                         --              221               --
        Production                                   (9)              (9)              --
        Sale of reserves                            (15)              (4)              --
                                                 ------           ------           ------
Proved reserves as of December 31, 2000             197              413               12
        Revisions of estimates                       11              (31)              (1)
        Extensions and discoveries                   14               80                2
        Purchase of reserves                         18               --               --
        Production                                  (10)              (9)              --
        Sale of reserves                             (1)              --               --
                                                 ------           ------           ------
Proved reserves as of December 31, 2001             229              453               13
                                                 ======           ======           ======
Proved developed reserves as of:
        December 31, 1998                            54               35               --
        December 31, 1999                            58               40               --
        December 31, 2000                            39               36               --
        December 31, 2001                            33               37               --

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


Standardized Measure of Discounted Future Net Cash Flows

      The accompanying tables reflect the standardized measure of discounted future net cash flows relating to Devon's interest in proved reserves:

                                                            TOTAL
                                                            -----
                                                         DECEMBER 31,
                                                         ------------
                                               2001          2000          1999
                                               ----          ----          ----
                                                         (IN MILLIONS)
Future cash inflows                          $ 23,790        40,594        18,495
Future costs:
    Development                                (2,228)       (1,635)       (1,507)
    Production                                 (8,424)       (8,198)       (6,271)
Future income tax expense                      (3,403)       (9,088)       (1,928)
                                             --------      --------      --------
Future net cash flows                           9,735        21,673         8,789
10% discount to reflect timing of
    cash flows                                 (4,421)       (9,201)       (4,021)
                                             --------      --------      --------
Standardized measure of
    discounted future net cash flows         $  5,314        12,472         4,768
                                             ========      ========      ========


                                                           DOMESTIC
                                                           --------
                                                         DECEMBER 31,
                                                         ------------
                                               2001          2000          1999
                                               ----          ----          ----
                                                         (IN MILLIONS)
Future cash inflows                          $  9,861        29,144        11,363
Future costs:
   Development                                   (793)         (916)         (751)
   Production                                  (3,774)       (5,661)       (3,894)
Future income tax expense                        (759)       (6,346)       (1,072)
                                             --------      --------      --------
Future net cash flows                           4,535        16,221         5,646
10% discount to reflect timing of
   cash flows                                  (1,734)       (6,592)       (2,335)
                                             --------      --------      --------
Standardized measure of
   discounted future net cash flows          $  2,801         9,629         3,311
                                             ========      ========      ========


                                                            CANADA
                                                            ------
                                                         DECEMBER 31,
                                                         ------------
                                               2001          2000          1999
                                               ----          ----          ----
                                                         (IN MILLIONS)
Future cash inflows                          $  9,011         5,686         1,666
Future costs:
   Development                                   (922)          (85)          (66)
   Production                                  (3,292)         (616)         (515)
Future income tax expense                      (2,006)       (1,967)         (204)
                                             --------      --------      --------
Future net cash flows                           2,791         3,018           881
10% discount to reflect timing of
   cash flows                                  (1,195)       (1,241)         (321)
                                             --------      --------      --------
Standardized measure of
   discounted future net cash flows          $  1,596         1,777           560
                                             ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                                        INTERNATIONAL
                                                        -------------
                                                         DECEMBER 31,
                                                         ------------
                                               2001          2000          1999
                                               ----          ----          ----
                                                         (IN MILLIONS)
Future cash inflows                          $  4,918         5,764         5,466
Future costs:
   Development                                   (513)         (634)         (690)
   Production                                  (1,358)       (1,921)       (1,862)
Future income tax expense                        (638)         (775)         (652)
                                             --------      --------      --------
Future net cash flows                           2,409         2,434         2,262
10% discount to reflect timing of
   cash flows                                  (1,492)       (1,368)       (1,365)
                                             --------      --------      --------
Standardized measure of
   discounted future net cash flows          $    917         1,066           897
                                             ========      ========      ========

      Future cash inflows are computed by applying year-end prices (averaging $16.54 per barrel of oil, adjusted for transportation and other charges, $2.28 per Mcf of gas and $13.21 per barrel of natural gas liquids at December 31,
2001) to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end.

      Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Of the $2.2 billion of future development costs, $532 million, $275 million and $183 million are estimated to be spent in 2002, 2003 and 2004, respectively.

      Future development costs include not only development costs, but also future dismantlement, abandonment and rehabilitation costs. Included as part of the $2.2 billion of future development costs are $276 million of future dismantlement, abandonment and rehabilitation costs.

      Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows

      Principal changes in the standardized measure of discounted future net cash flows attributable to Devon's proved reserves are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                           2001          2000          1999
                                                                           ----          ----          ----
                                                                                     (IN MILLIONS)
  Beginning balance                                                      $ 12,472         4,768         1,414
  Sales of oil, gas and natural gas liquids, net of production costs       (2,249)       (2,121)         (880)
  Net changes in prices and production costs                              (12,130)        9,753         1,737
  Extensions, discoveries, and improved recovery, net of future
     development costs                                                        693         2,742           316
  Purchase of reserves, net of future development costs                     2,483           618         2,882
  Development costs incurred during the period which reduced
     future development costs                                                 364           183           234
  Revisions of quantity estimates                                            (360)          420           (63)
  Sales of reserves in place                                                  (86)         (818)          (78)
  Accretion of discount                                                     1,774           581           147
  Net change in income taxes                                                3,406        (4,221)         (929)
  Other, primarily changes in timing                                       (1,053)          567           (12)
                                                                         --------      --------      --------
  Ending balance                                                         $  5,314        12,472         4,768
                                                                         ========      ========      ========

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

      Following is certain financial information regarding Devon's segments for 2001, 2000 and 1999. The revenues reported are all from external customers.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                             U.S.        CANADA     INTERNATIONAL    TOTAL
                                             ----        ------     -------------    -----
                                                            (IN MILLIONS)
AS OF DECEMBER 31, 2001:
Current assets                             $    661          192           228         1,081
Property and equipment, net of
  accumulated depreciation,
  depletion and amortization                  4,051        4,248           729         9,028
Goodwill, net of amortization                   209        1,928            69         2,206
Other assets                                    826           33            10           869
                                           --------     --------      --------      --------
          Total assets                     $  5,747        6,401         1,036        13,184
                                           ========     ========      ========      ========
Current liabilities                             407          367           145           919
Long-term debt                                1,987        4,602            --         6,589
Deferred tax liabilities                        775        1,316            51         2,142
Other liabilities                               224           20            31           275
Stockholders' equity                          2,354           96           809         3,259
                                           --------     --------      --------      --------
          Total liabilities and
            stockholders' equity           $  5,747        6,401         1,036        13,184
                                           ========     ========      ========      ========
YEAR ENDED DECEMBER 31, 2001:
REVENUES

   Oil sales                               $    586          146           226           958
   Gas sales                                  1,571          307            12         1,890
   Natural gas liquids sales                    103           28             1           132
   Other                                         78            8             9            95
                                           --------     --------      --------      --------
          Total revenues                      2,338          489           248         3,075
                                           --------     --------      --------      --------
COSTS AND EXPENSES

   Lease operating expenses                     340          110            81           531
   Transportation costs                          59           24            --            83
   Production taxes                             113            3             1           117
   Depreciation, depletion and
     amortization of property
     and equipment                              647          166            63           876
   Amortization of goodwill                      34           --            --            34
   General and administrative expenses           98           15            (2)          111
   Expenses related to mergers                   --            1            --             1
   Interest expense                             139           81            --           220
   Effects of changes in foreign
     currency exchange rates                     --           11             2            13
   Change in fair value of
     financial instruments                        1            1            --             2
   Reduction in carrying value of
     oil and gas properties                     449          434           120         1,003
                                           --------     --------      --------      --------
          Total costs and expenses            1,880          846           265         2,991
                                           --------     --------      --------      --------
Earnings (loss) before income tax
  expense  (benefit) and
  cumulative effect of change in
  accounting principle                          458         (357)          (17)           84

INCOME TAX EXPENSE (BENEFIT)
   Current                                       29            8            34            71
   Deferred                                      92         (145)           12           (41)
                                           --------     --------      --------      --------
          Total income tax
            expense (benefit)                   121         (137)           46            30
                                           --------     --------      --------      --------
Earnings (loss) before cumulative
  effect of change in
  accounting principle                          337         (220)          (63)           54
Cumulative effect of change in
  accounting principle                           49           --            --            49
                                           --------     --------      --------      --------
Net earnings (loss)                        $    386         (220)          (63)          103
                                           ========     ========      ========      ========
Capital expenditures                       $  1,356        3,774           196         5,326
                                           ========     ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                             U.S.        CANADA     INTERNATIONAL    TOTAL
                                             ----        ------     -------------    -----
                                                            (IN MILLIONS)
AS OF DECEMBER 31, 2000:
Current assets                             $    645           79           210           934
Property and equipment, net of
  accumulated depreciation,
  depletion and amortization                  3,640          586           684         4,910
Other assets                                    964           --            52         1,016
                                           --------     --------      --------      --------
          Total assets                     $  5,249          665           946         6,860
                                           ========     ========      ========      ========
Current liabilities                             449           74           106           629
Long-term debt                                1,902          147            --         2,049
Deferred tax liabilities                        537           69            21           627
Other liabilities                               259            1            18           278
Stockholders' equity                          2,102          374           801         3,277
                                           --------     --------      --------      --------
          Total liabilities and
            stockholders' equity           $  5,249          665           946         6,860
                                           ========     ========      ========      ========
YEAR ENDED DECEMBER 31, 2000:
REVENUES

   Oil sales                               $    727          116           236         1,079
   Gas sales                                  1,305          169            11         1,485
   Natural gas liquids sales                    136           18            --           154
   Other                                         58            5             3            66
                                           --------     --------      --------      --------
          Total revenues                      2,226          308           250         2,784
                                           --------     --------      --------      --------
COSTS AND EXPENSES
   Lease operating expenses                     319           52            70           441
   Transportation costs                          42           11            --            53
   Production taxes                             102            1            --           103
   Depreciation, depletion and
     amortization of property
     and equipment                              565           65            63           693
   Amortization of goodwill                      41           --            --            41
   General and administrative expenses           81           10             2            93
   Expenses related to mergers                   60           --            --            60
   Interest expense                             144           10             1           155
   Effects of changes in foreign
     currency exchange rates                     --            3            --             3
                                           --------     --------      --------      --------
          Total costs and expenses            1,354          152           136         1,642
                                           --------     --------      --------      --------
Earnings before income tax expense              872          156           114         1,142

INCOME TAX EXPENSE
   Current                                      113            2            16           131
   Deferred                                     185           67            29           281
                                           --------     --------      --------      --------
          Total income tax expense              298           69            45           412
                                           --------     --------      --------      --------
Net earnings                               $    574           87            69           730
                                           ========     ========      ========      ========
Capital expenditures                       $    893          203           184         1,280
                                           ========     ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                             U.S.         CANADA     INTERNATIONAL     TOTAL
                                             ----         ------     -------------     -----
                                                             (IN MILLIONS)
AS OF DECEMBER 31, 1999:
Current assets                             $    391            69           130           590
Property and equipment, net of
  accumulated depreciation, depletion
  and amortization                            3,425           468           531         4,424
Other assets                                    944            --           138         1,082
                                           --------      --------      --------      --------
          Total assets                     $  4,760           537           799         6,096
                                           ========      ========      ========      ========
Current liabilities                             357            45            65           467
Long-term debt                                2,077           339            --         2,416
Deferred tax liabilities (assets)               340             2           (18)          324
Other liabilities                               318             3            47           368
Stockholders' equity                          1,668           148           705         2,521
                                           --------      --------      --------      --------
          Total liabilities and
            stockholders' equity           $  4,760           537           799         6,096
                                           ========      ========      ========      ========
YEAR ENDED DECEMBER 31, 1999:
REVENUES

   Oil sales                               $    332            80           149           561
   Gas sales                                    502           114            12           628
   Natural gas liquids sales                     58            10            --            68
   Other                                         15             5             1            21
                                           --------      --------      --------      --------
          Total revenues                        907           209           162         1,278
                                           --------      --------      --------      --------

COSTS AND EXPENSES
   Lease operating expenses                     189            50            60           299
   Transportation costs                          22            12            --            34
   Production taxes                              43             1             1            45
   Depreciation, depletion and
     amortization of property
     and equipment                              309            65            32           406
   Amortization of goodwill                      16            --            --            16
   General and administrative expenses           69            12            --            81
   Expenses related to mergers                   17            --            --            17
   Interest expense                              84            24             1           109
   Effects of changes in foreign
     currency exchange rates                     --           (13)           --           (13)
   Distributions on preferred
     securities of subsidiary trust               7            --            --             7
   Reduction of carrying value of
     oil and gas properties                     464            --            12           476
                                           --------      --------      --------      --------
          Total costs and expenses            1,220           151           106         1,477
                                           --------      --------      --------      --------
Earnings (loss) before income tax
  expense (benefit) and
  extraordinary item                           (313)           58            56          (199)

INCOME TAX EXPENSE (BENEFIT)
   Current                                       15             3             5            23
   Deferred                                    (119)           27            20           (72)
                                           --------      --------      --------      --------
          Total income tax expense
            (benefit)                          (104)           30            25           (49)
                                           --------      --------      --------      --------
Net earnings (loss) before
  extraordinary item                           (209)           28            31          (150)
Extraordinary loss                               (4)           --            --            (4)
                                           --------      --------      --------      --------
Net earnings (loss)                        $   (213)           28            31          (154)
                                           ========      ========      ========      ========
Capital expenditures                       $    686            92           105           883
                                           ========      ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Following is a summary of the unaudited interim results of operations for the years ended December 31, 2001 and 2000.

                                                                  2001
                                     ------------------------------------------------------------
                                      FIRST          SECOND       THIRD       FOURTH         FULL
                                     QUARTER        QUARTER      QUARTER      QUARTER        YEAR
                                     -------        -------      -------      -------        ----
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Oil, gas and natural gas liquids
   sales                             $  1,011          710          571          688         2,980
Total revenues                       $  1,024          725          586          740         3,075
Net earnings (loss)                  $    400          136           85         (518)          103
Net earnings (loss) per
  common share:
   Basic                             $   3.08         1.03         0.65        (4.13)         0.73
   Diluted                           $   2.96         1.01         0.64        (4.13)         0.72


                                                                  2000
                                     ------------------------------------------------------------
                                      FIRST          SECOND       THIRD       FOURTH        FULL
                                     QUARTER        QUARTER      QUARTER      QUARTER       YEAR
                                     -------        -------      -------      -------       ----
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Oil, gas and natural gas liquids
   sales                             $    548          636          695          839        2,718
Total revenues                       $    560          649          725          850        2,784
Net earnings                         $    105          153          165          307          730

Net earnings per
  common share:
   Basic                             $   0.81         1.19         1.27         2.37         5.66
   Diluted                           $   0.80         1.17         1.22         2.27         5.50

      The second, third and fourth quarters of 2001 include $77 million, $10 million and $916 million, respectively, of reductions of carrying value of oil and gas properties. The after-tax effect of these expenses was $62 million, $7 million and $556 million, respectively. The per share effect of these quarterly reductions was $0.48, $0.05 and $4.42, respectively.

      The third and fourth quarters of 2000 include $57 million and $3 million, respectively, of expenses incurred in connection with the Santa Fe Snyder merger. The after-tax effect of these expenses was $35 million and $2 million, respectively. The per share effect of these quarterly reductions was $0.28 and $0.01, respectively.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


19. SUBSEQUENT EVENT AND PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

Mitchell Energy & Development Corp. Merger

      On January 24, 2002, Devon completed its acquisition of Mitchell. Devon acquired Mitchell for the significant development and exploitation projects in each of Mitchell's core areas, increased gas services operations and increased exposure to the North American natural gas market. Assuming the Mitchell merger had closed on December 31, 2001, the calculation of the purchase price and the preliminary allocation to assets and liabilities are shown below.

                                                                                               (IN MILLIONS,
                                                                                            EXCEPT SHARE PRICE)
                                                                                            -------------------
      Calculation and preliminary allocation of purchase price:

            Shares of Devon common stock issued to Mitchell stockholders                               30
            Average Devon stock price                                                            $  50.95
                                                                                                 --------
            Fair value of common stock issued                                                    $  1,507
            Cash  paid to Mitchell stockholders, calculated at $31 per outstanding
                 common share of Mitchell                                                           1,567
                                                                                                 --------
            Fair value of Devon common stock and cash to be issued to Mitchell
                 Stockholders                                                                       3,074
            Plus estimated acquisition costs incurred                                                  90
            Plus fair value of Mitchell employee stock options assumed by Devon                        25
                                                                                                 --------
                 Total purchase price                                                               3,189

        Plus fair value of liabilities assumed by Devon:

            Current liabilities                                                                       305
            Long-term debt                                                                            363
            Other long-term liabilities                                                                76
            Deferred income taxes                                                                     802
                                                                                                 --------
                 Total purchase price plus liabilities assumed                                   $  4,735
                                                                                                 ========
        Fair value of assets acquired by Devon:

            Current assets                                                                            193
            Proved oil and gas properties                                                           1,456
            Unproved oil and gas properties                                                           696
            Gas services facilities and equipment                                                     840
            Other property and equipment                                                                3
            Other assets                                                                               57
            Goodwill (none deductible for income tax purposes)                                      1,490
                                                                                                 --------
                 Total fair value of assets acquired                                             $  4,735
                                                                                                 ========

Pro Forma Information

      Set forth in the following tables are certain unaudited pro forma financial information as of December 31, 2001, and for the years ended December 31, 2001 and 2000. The information as of December 31, 2001, assumes the Mitchell merger had closed on such date. The information for

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


the years ended December 31, 2001 and 2000, has been prepared assuming the Anderson acquisition and the Mitchell merger were consummated on January 1, 2000. All pro forma information is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Devon's operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transactions had occurred on January 1, 2000. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transactions.

      The following should be considered in connection with the pro forma financial information presented:

      - In 2000, Devon recognized $60 million of expenses related to its merger with Santa Fe Snyder Corporation. Devon accounted for the Santa Fe Snyder merger using the pooling-of-interests method of accounting and, therefore, the expenses incurred related to the merger were expensed. The after-tax effect of these expenses in 2000 was $37 million.

      - In 2000, Mitchell realized income tax savings of $13 million related to prior years' Section 29 tax credits and $6 million related to the reversal of prior years' deferred income taxes.

      - In 2000, Mitchell recognized a $5 million gain from the exchange of certain gas services assets. Also in 2000, Mitchell recognized an $11 million impairment expense related to other gas services assets. Net of tax, these two events reduced Mitchell's 2000 net earnings by $4 million.

      - On May 17, 2000, Anderson acquired all the outstanding shares of Ulster Petroleums Ltd. The summary unaudited pro forma combined statements of operations do not include any results from Ulster's operations prior to May 17, 2000.

      - On February 12, 2001, Anderson acquired all of the outstanding shares of Numac Energy Inc. The summary unaudited pro forma combined statements of operations do not include any results from Numac's operations prior to February 12, 2001.

      - In 2001, Devon elected to discontinue operations in Malaysia, Qatar, Thailand and on certain properties in Brazil. Accordingly, in 2001, Devon recorded an $87 million charge associated with the impairment of those properties. The after-tax effect of this reduction was $69 million.

      - In 2001, Devon reduced the carrying value of its oil and gas properties by $916 million due to the full cost ceiling limitations. The after-tax effect of this reduction was $556 million.

      - Anderson had a compensation plan pursuant to which it periodically issued awards referred to as share appreciation rights under which employees could earn compensation based on increases in the market price of Anderson's stock. Anderson awarded these rights in lieu of stock

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


option grants. Pro forma general and administrative expenses reported in the accompanying unaudited pro forma statements of operations for the years ended December 31, 2001 and 2000 include $6 million and $5 million, respectively, of expenses related to these plans. After taxes, these plans had the effect of decreasing unaudited pro forma net earnings in the 2001 and 2000 periods by $3 million and $3 million, respectively. Devon acquired all outstanding rights as part of the Anderson acquisition. Accordingly, these rights will not affect Devon's net earnings subsequent to the closing of the Anderson acquisition.

      - Mitchell has incentive compensation plans pursuant to which it has periodically issued awards referred to as bonus units under which employees can earn compensation based on increases in the market price of Mitchell common stock. Mitchell generally awards these bonus units in lieu of stock option grants. Pro forma general and administrative expenses reported in the accompanying unaudited pro forma statements of operations for the year 2000 include $21 million of expense related to these plans. After taxes, these plans had the effect of decreasing unaudited pro forma net earnings in the 2000 period by $14 million. Devon will not issue such bonus units after the merger.

      - Devon's historical results of operations for the years 2001 and 2000 include $34 million and $41 million, respectively, of amortization expense for goodwill related to previous mergers. As of January 1, 2002, in accordance with new accounting pronouncements recently issued, such goodwill will cease to be amortized and, instead, will be tested for impairment at least annually. No goodwill amortization expense has been recognized in the pro forma statements of operations for the goodwill related to the Anderson acquisition and the Mitchell merger.

                                                                        PRO FORMA
                                                                       INFORMATION
                                                                          AS OF
                                                                    DECEMBER 31, 2001
                                                                    -----------------
                                                                       (DOLLARS IN
                                                                         MILLIONS)
Balance sheet data:
    Property and equipment, net                                          $ 11,872
    Investment in common stock of ChevronTexaco Corporation                   636
    Goodwill                                                                3,698
    Total assets                                                           17,784
    Debentures exchangeable into shares of ChevronTexaco
      Corporation common stock                                                649
    Other long-term debt                                                    7,882
    Stockholders' equity                                                    4,694

Proved reserves:
    Oil (MMBbls)                                                              602
    Gas (Bcf)                                                               7,186
    NGLs (MMBbls)                                                             211
    MMBoe                                                                   2,011
    Standardized measure of discounted future net cash flows             $  6,185

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                                                    PRO FORMA INFORMATION
                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                   2001              2000
                                                                   ----              ----
                                                               (IN MILLIONS, EXCEPT PER SHARE
                                                               AMOUNTS AND PRODUCTION VOLUMES)
REVENUES

    Oil sales                                                    $  1,232             1,384
    Gas sales                                                       3,145             2,522
    Natural gas liquids sales                                         308               342
    Gas services revenue                                            1,169             1,202
    Other                                                              92                47
                                                                 --------          --------
            Total revenues                                          5,946             5,497
                                                                 --------          --------
COSTS AND EXPENSES

    Lease operating expenses                                          769               640
    Transportation costs                                              155               119
    Production taxes                                                  149               129
    Gas services costs and expenses                                 1,038               984
    Depreciation, depletion and amortization
      of property and equipment                                     1,393             1,192
    Amortization of goodwill                                           34                41
    General and administrative expenses                               202               205
    Expenses related to mergers                                         1                60
    Interest expense                                                  508               495
    Effects of changes in foreign currency
      exchange rates                                                   21                 3
    Change in fair value of financial instruments                      16                --
    Reduction of carrying value of oil and
      gas properties                                                1,155                --
                                                                 --------          --------
            Total costs and expenses                                5,441             3,868
                                                                 --------          --------
Earnings before income tax expense and
  cumulative effect of
  change in accounting principle                                      505             1,629

INCOME TAX EXPENSE

    Current                                                           108               173
    Deferred                                                           68               412
                                                                 --------          --------
        Total income tax expense                                      176               585
                                                                 --------          --------
Earnings before cumulative effect of change
  in accounting principle                                             329             1,044

Cumulative effect of change in accounting principle                    49                --
                                                                 --------          --------
Net earnings                                                          378             1,044

Preferred stock dividends                                              10                10
                                                                 --------          --------
Net earnings applicable to common stockholders                   $    368             1,034
                                                                 ========          ========
Net earnings before cumulative effect of change
  in accounting principle per
  average common share outstanding:

            Basic                                                $   2.03              6.62
                                                                 ========          ========
            Diluted                                              $   2.00              6.45
                                                                 ========          ========
Net earnings per average common share outstanding:

            Basic                                                $   2.35              6.62
                                                                 ========          ========
            Diluted                                              $   2.30              6.45
                                                                 ========          ========
Weighted average common shares outstanding--basic                     157               156
                                                                 ========          ========
Weighted average common shares outstanding--diluted                   164               161
                                                                 ========          ========
Production volumes:
    Oil (MMBbls)                                                       58                54
    Gas (Bcf)                                                         810               708
    NGLs (MMBbls)                                                      17                16
    MMBoe                                                             210               188

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

            1.    Consolidated Financial Statements

                  Reference is made to the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing at Item 8 on Page 69 of this report.

            2.    Consolidated Financial Statement Schedules

                  All financial statement schedules are omitted as they are inapplicable, or the required information has been included in the consolidated financial statements or notes thereto.

            3.    Exhibits

                  2.1 Offer to Purchase for Cash and Directors' Circular dated September 6, 2001 between Registrant and Anderson Exploration Ltd. (incorporated by reference to Registrant's and Devon Acquisition Corporation's
                        Schedule 14D-1F as filed September 6, 2001).

                  2.2 Pre-Acquisition Agreement, dated as of August 31, 2001, between Registrant and Anderson Exploration Ltd. (incorporated by reference to Exhibit 2.2 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed September 14, 2001).

                  2.3 Amended and Restated Agreement and Plan of Merger, dated as of August 13, 2001, by and among Registrant, Devon NewCo Corporation, Devon Holdco Corporation, Devon Merger Corporation, Mitchell Merger Corporation and Mitchell Energy & Development Corp. (incorporated by reference to Annex A to Registrant's Joint Proxy Statement/Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30, 2001).

                  2.4 Amendment No. One, dated as of July 11, 2000, to Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Exhibit
                        2.1 to Registrant's Form 8-K filed on July 12, 2000).

                  2.5 Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Registrant's Registration Statement on Form S-4, File No. 333-39908).

                  2.6 Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to Exhibit 2.1 to Registrant's Form S-4, File No. 333-82903).

                  2.7 Amended and Restated Combination Agreement between Registrant and Northstar Energy Corporation dated as of June 29, 1998 (incorporated by reference to Annex B to Registrant's definitive proxy statement for a special meeting of shareholders, filed November 6, 1998).

                  3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to Registrant's Form 8-K filed August 18, 1999).

                  3.2 Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant's definitive proxy statement for a special meeting of shareholders filed July 21, 2000).

                  4.1 Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed on August 18, 1999).

                  4.2 Rights Agreement dated as of August 17, 1999 between Registrant and BankBoston, N.A. (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on August 18, 1999).

                  4.3 Amendment to Rights Agreement, dated as of May 25, 2000, by and between Registrant and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated by reference to Exhibit
                        4.2 to Registrant's definitive proxy statement for a special meeting of shareholders filed on July 21, 2000).

                  4.4 Amendment to Rights Agreement, dated as of October 4, 2001, by and between Registrant and Fleet National Bank (f/k/a Bank Boston, N.A.) (incorporated by reference to
                        Exhibit 99.1 to Registrant's Form 8-K filed on October 11, 2001).

                  4.5 Registration Rights Agreement dated as of June 22, 2000 by and among Registrant and Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. relating to Registrant's Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed July 12, 2000).

                  4.6 Registration Rights Agreement dated December 31, 1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.4 to Registrant's Form 8-K filed on January 14, 1997).

                  4.7 Registration Rights Agreement dated as of October 3, 2001 by and among Devon Financing Corporation, U.L.C., as Issuer, Registrant, as Guarantor and UBS Warburg LLC, Banc of America Securities LLC, ABN AMRO Incorporated, BMO Nesbitt Burns Corp., Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., J.P. Morgan Securities Inc., RBC Dominion Securities Corporation, Salomon Smith Barney Inc., as Initial Purchasers (6.875% Notes due 2011, 7.875% Debentures due 2031) (incorporated by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  4.8 Description of Capital Stock of Registrant (incorporated by reference to Exhibit 4.9 to Registrant's Form 8-K filed on August 18, 1999).

                  4.9 Indenture, dated as of October 3, 2001, by and among Devon Financing Corporation, U.L.C. (as issuer), Registrant (as guarantor) and The Chase Manhattan Bank (as trustee) 6.875% Notes due 2011 and 7.875% Debentures due 2031 (incorporated by reference to Exhibit 4.7 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  4.10 Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed on August 18, 1999).

                  4.11 Certificate of Designations of the 6.49% Cumulative Preferred Stock, Series A of Registrant (incorporated by reference to Exhibit 4(g) to Registrant's Form 8-K filed on August 18, 1999).

                  4.12 Restated Declaration of Trust of Devon Financing Trust II and Corrected Certificate of Trust of Devon Financing Trust II (incorporated by reference to Exhibits 4.5 and
                        4.6 of Registrant's Registration Statement on Form S-3, File Nos. 333-50034 and 333-50034-01 as filed November 16, 2000).

                  4.13 Form of Zero Coupon Convertible Senior Subordinated Debenture Due 2020 (incorporated by reference to Exhibit A of Exhibit 4.2 to Registrant's Form 8-K filed July 12,
                        2000).

                  4.14 Indenture dated as of June 27, 2000 between Registrant and The Bank of New York, setting forth the terms of the Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed July 12, 2000).

                  4.15 Form of Indenture relating to senior debt securities of Registrant (incorporated by reference to Exhibit 4.10 to Registrant's Registration Statement on Form S-3, File No. 333-83156 as filed February 21, 2002).

                  4.16 Form of Indenture relating to subordinated debt securities of Registrant (incorporated by reference to Exhibit 4.11 to Registrant's Registration Statement on Form S-3, File No. 333-83156 as filed February 21,
                        2002).

                  4.17 Form of Indenture relating to debt securities of Devon Financing Corporation, U.L.C. (as Issuer) and Registrant (as Guarantor) (incorporated by reference to Exhibit
                        4.12 to Registrant's Registration Statement on Form S-3, File No. 333-83156 as filed February 21, 2002).

                  4.18 Form of Amended and Restated Declaration of Trust of Devon Financing Trust II (incorporated by reference to
                        Exhibit 4.14 to Registrant's Registration Statement on Form S-3, File No. 333-83156 as filed February 21,
                        2002).

                  4.19 Form of Trust Preferred Securities Guaranty Agreement for Devon Financing Trust II (incorporated by reference to Exhibit 4.13 to Registrant's Registration Statement on Form S-3, File No. 333-83156 as filed February 21,
                        2002).

                  4.20 Senior Indenture dated as of June 1, 1999 between Santa Fe Snyder and The Bank of New York, as Trustee, relating to Santa Fe Snyder Corporation's 8.05% Senior Notes due 2004 (incorporated by reference to Exhibit 4.1 to Santa Fe Snyder Corporation's Form 8-K filed on June 15,
                        1999).

                  4.21 First Supplemental Indenture dated as of June 14, 1999 to Senior Indenture dated June 1, 1999 between Santa Fe Snyder and The Bank of New York, as Trustee, relating to Santa Fe Snyder's 8.05% Senior Notes due 2004 (incorporated by reference to Exhibit 4.2 to Santa Fe Snyder Corporation's Form 8-K filed on June 15, 1999).


                  4.22 Indenture dated as of June 10, 1997 between Snyder Oil Corporation (as predecessor by merger to Santa Fe Snyder Corporation) and Texas Commerce Bank National Association relating to Snyder Oil Corporation's 8.75% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File No. 1-10509).

                  4.23 First Supplemental Indenture dated as of June 10, 1997 between Snyder Oil Corporation and Texas Commerce Bank National Association relating to Snyder Oil Corporation's 8.75% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File No. 1-10509).

                  4.24 Second Supplemental Indenture dated as of June 10, 1997 between Snyder Oil Corporation and Texas Commerce Bank National Association relating to Snyder Oil Corporation's 8.75% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File No. 1-10509).

                  4.25 Indenture dated as of December 15, 1992 between Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Texas Commerce Bank National Association, Trustee setting forth the terms of the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(o) to Pennzoil Company's Form 10-K filed March 10, 1993 (SEC File No. 1-5591)).

                  4.26 Third Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association, supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company's Form 10-K for the year ended December 31, 1998).

                  4.27 Fourth Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association, supplements the terms of the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(h) to PennzEnergy Company's Form 10-K for the year ended December 31, 1998).

                  4.28 Fifth Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-K filed on August 18, 1999).

                  4.29 Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Mellon Bank, N.A. (incorporated by reference to Exhibit 4(a) to Pennzoil Company's Form 10-Q for the quarter ended June 30, 1986 (SEC File No. 1-5591).

                  4.30 First Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association supplementing the terms of the 10.625% Debentures due 2001, 10.125% Debentures due 2009, 9.625% Notes due 1999 and 10.25% Debentures due 2005 (incorporated by reference to Exhibit 4.8 to Registrant's Form 8-K filed on August 18, 1999).

                  4.31 Support Agreement, dated December 10, 1998, between the Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.1 to Devon Energy Corporation (Oklahoma)'s (predecessor to Registrant) Form 8-K dated as of December 11, 1998).

                  4.32 Amending Support Agreement dated August 17, 1999, between the Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.5 to Registrant's Form 8-K filed on August 18, 1999).

                  4.33 Exchangeable Share Provisions (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed December 23, 1998).

                  4.34 Amended Exchangeable Share Provisions dated as of August 17, 1999 (incorporated by reference to Exhibit 4.17 to Registrant's Form 10-K for the year ended December 31,
                        1999).

                  9.1 Voting and Exchange Trust Agreement, dated December 10, 1998, by and between the Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9 to Registrant's Form 8-K filed on December 23, 1998).

                  9.2 Amending Voting and Exchange Trust Agreement, dated as of August 17, 1999, by and between Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9 to Registrant's Form 8-K filed on August 18, 1999).

                  10.1 Amended and Restated Principal Shareholders Agreement Containing a Voting Agreement and an Irrevocable Proxy, dated as of August 13, 2001, by and among Devon Energy Corporation, George P. Mitchell and Cynthia Woods Mitchell (attached as Annex B to the Joint Proxy Statement/Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30, 2001).

                  10.2 U.S. Credit Agreement, dated August 29, 2000 among the Registrant, as U.S. Borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities, LLC, as Lead Arranger, Banc One Capital Markets, Inc., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, First Union National Bank, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders for the $725 million credit facility (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K filed on March 15, 2001).

                  10.3 First Amendment to U.S. Credit Agreement dated March 1, 2001, among Registrant, Bank of America N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.1.1 to Registrant's Form 10-Q filed on May 14, 2001).

                  10.4 Second Amendment to U.S. Credit Agreement dated as of June 27, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.1.2 to Registrant's Form 10-Q filed on August 14, 2001).

                  10.5 Third Amendment to U.S. Credit Agreement dated as of July 31, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.6 Fourth Amendment to U.S. Credit Agreement dated as of August 13, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.7 Fifth Amendment to U.S. Credit Agreement dated as of September 21, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.8 Sixth Amendment to U.S. Credit Agreement dated as of October 5, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.9 Amended and Restated Investor Rights Agreement, dated as of August 13, 2001, by and among Devon Energy Corporation, Devon Holdco Corporation, George P. Mitchell and Cynthia Woods Mitchell (attached as Annex C to the Joint Proxy Statement/Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30,
                        2001).

                  10.10 Canadian Credit Agreement dated August 29, 2000, among
                        Northstar Energy Corporation and Devon Energy Canada Corporation, as Canadian Borrowers, Bank of America Canada, as Administrative Agent, Banc of America Securities, LLC, as Lead Arranger, BancOne Capital Markets, Inc., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, First Union National Bank, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders for the $275 million credit facility (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K filed on March 15, 2001).

                  10.11 First Amendment to Canadian Credit Agreement dated March
                        1, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent and the Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.2.1 to Registrant's Form 10-Q filed on May 14, 2001).

                  10.12 Second Amendment to Canadian Credit Agreement dated as of June 27, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.2.2 to Registrant's Form 10-Q filed on August 14, 2001).

                  10.13 Third Amendment to Canadian Credit Agreement dated as of
                        July 31, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.14 Fourth Amendment to Canadian Credit Agreement dated as of August 13, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.15 Fifth Amendment to Canadian Credit Agreement dated as of
                        September 21, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.16 Sixth Amendment to Canadian Credit Agreement dated as of
                        October 5, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.17 Credit Agreement, dated as of October 12, 2001, by and among Devon Energy Corporation, Devon Financing Corporation, U.L.C., UBS AG, Stamford Branch (as Administrative Agent), and the lenders signatory thereto (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

                  10.18 Santa Fe Snyder Corporation 1999 Stock Compensation
                        Retention Plan (incorporated by reference to Exhibit 10(a) to Santa Fe Snyder Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*

                  10.19 Devon Energy Corporation 1997 Stock Option Plan
                        (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed on April 3, 1997).*

                  10.20 Devon Energy Corporation 1993 Stock Option Plan
                        (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

                  10.21 Santa Fe Energy Resources 1990 Incentive Stock
                        Compensation Plan, Third Amendment and Restatement (incorporated by reference to Exhibit 10(a) to Santa Fe Energy Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

                  10.22 Santa Fe Energy Resources, Inc. Supplemental Retirement
                        Plan effective as of December 4, 1990 (incorporated by reference to Exhibit 10(h) to Santa Fe Energy Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).*

                  10.23 Devon Energy Corporation 1988 Stock Option Plan
                        (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-8 filed on August 19, 1999, SEC File No. 333-85553).*

                  10.24 Supplemental Retirement Income Agreement among Devon
                        Energy Corporation (Nevada), Registrant and John W. Nichols, dated March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended June 30, 1997).*

                  10.25 Supplemental Retirement Income Plan of Devon Energy
                        Corporation among Registrant and Brian J. Jennings, J. Michael Lacey, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, Darryl G. Smette and William T. Vaughn, dated August 1, 2001.*

                  10.26 Form of Employment Agreement between Registrant and
                        Brian J. Jennings, J. Michael Lacey, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, Darryl G. Smette and William T. Vaughn, dated January 1, 2002.*

                  10.27 Consulting Agreement between Registrant (as successor by merger to PennzEnergy) and Brent Scowcroft dated May 17, 1999 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).*

                  12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  21    Significant Subsidiaries of Registrant

                  23.1  Consent of LaRoche Petroleum Consultants

                  23.2  Consent of Paddock Lindstrom & Associates Ltd.

                  23.3  Consent of Ryder Scott Company, L.P.

                  23.4  Consent of Gilbert Laustsen Jung Associates Ltd.

                  23.5  Consent of KPMG LLP

                  23.6  Consent of PricewaterhouseCoopers LLP


(b) Reports on Form 8-K

    October 3, 2001, the Company announced that Devon Financing Corporation, U.L.C. completed a private placement of 10-year notes and 30-year debentures.

    October 11, 2001, the Company and Mitchell announced that the board of directors of each company approved an amendment to the merger agreement.

    October 12, 2001, the Company announced it received all necessary regulatory approvals concerning the acquisition of Anderson.

    October 26, 2001, the Company announced the completion of the Anderson acquisition.

    October 31, 2001, the Company announced that it had entered into various financial transactions.

    November 1, 2001, the Company reported third quarter and year-to-date 2001 financial results.

    November 1, 2001, the Company filed its financial statements and notes as of September 30, 2001, and for the three-month and nine-month periods ended September 30, 2001 and 2000.

    November 28, 2001, the Company filed Rule 425 filings in a Form 8-K in connection with the Mitchell acquisition.

    December 3, 2001, the Company filed Anderson's historical consolidated financial statements and unaudited pro forma financial information.

    December 12, 2001, the Company filed forward looking statements in connection with its December 31, 2001 reserve reports of independent petroleum engineers.

    December 21, 2001, the Company announced that it entered into additional hedging transactions and summarized the aggregate effects of its 2002 oil and gas hedges in place.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DEVON ENERGY CORPORATION



March 18, 2002                          By  /s/ J. Larry Nichols
                                           -------------------------------------
                                            J. Larry Nichols,
                                            Chairman of the Board, President and
                                            Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 18, 2002                          By  /s/ J. Larry Nichols
                                           -------------------------------------
                                            J. Larry Nichols
                                            Chairman of the Board, President and
                                            Chief Executive Officer


March 18, 2002                          By  /s/ William T. Vaughn
                                           -------------------------------------
                                            William T. Vaughn
                                            Senior Vice President -- Finance


March 18, 2002                          By  /s/ Danny J. Heatly
                                           -------------------------------------
                                            Danny J. Heatly
                                            Vice President - Accounting

March 18, 2002                          By  /s/ Thomas F. Ferguson
                                           -------------------------------------
                                            Thomas F. Ferguson, Director

March 18, 2002                          By  /s/ David M. Gavrin
                                           -------------------------------------
                                            David M. Gavrin, Director


March 18, 2002                          By  /s/ Michael E. Gellert
                                           -------------------------------------
                                            Michael E. Gellert, Director


March 18, 2002                          By  /s/ John A. Hill
                                           -------------------------------------
                                            John A. Hill, Director


March 18, 2002                          By  /s/ William J. Johnson
                                           -------------------------------------
                                            William J. Johnson, Director


March 18, 2002                          By  /s/ Michael M. Kanovsky
                                           -------------------------------------
                                            Michael M. Kanovsky, Director


March 18, 2002                          By  /s/ J. Todd Mitchell
                                           -------------------------------------
                                            J. Todd Mitchell, Director


March 18, 2002                          By  /s/ Robert Mosbacher, Jr.
                                           -------------------------------------
                                            Robert A. Mosbacher, Jr., Director

March 18, 2002                          By  /s/ Robert B. Weaver
                                           -------------------------------------
                                            Robert B. Weaver, Director

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                                    DESCRIPTION
---------------                                   -----------

   2.1            Offer to Purchase for Cash and Directors' Circular dated
                  September 6, 2001 between Registrant and Anderson Exploration
                  Ltd. (incorporated by reference to Registrant's and Devon
                  Acquisition Corporation's Schedule 14D-1F as filed
                  September 6, 2001).

   2.2 Pre-Acquisition Agreement, dated as of August 31, 2001, between Registrant and Anderson Exploration Ltd.
                  (incorporated by reference to Exhibit 2.2 to Registrant's
                  Registration Statement on Form S-4, File No. 333-68694 as filed September 14, 2001).

   2.3 Amended and Restated Agreement and Plan of Merger, dated as of August 13, 2001, by and among Registrant, Devon NewCo
                  Corporation, Devon Holdco Corporation, Devon Merger
                  Corporation, Mitchell Merger Corporation and Mitchell Energy
                  & Development Corp. (incorporated by reference to Annex A to
                  Registrant's Joint Proxy Statement/Prospectus of Form S-4
                  Registration Statement No. 333-68694 as filed August 30,
                  2001).

   2.4            Amendment No. One, dated as of July 11, 2000, to Agreement and
                  Plan of Merger by and among Registrant, Devon Merger Co. and
                  Santa Fe Snyder Corporation dated as of May 25, 2000
                  (incorporated by reference to Exhibit 2.1 to Registrant's Form
                  8-K filed on July 12, 2000).

   2.5            Agreement and Plan of Merger by and among Registrant, Devon
                  Merger Co. and Santa Fe Snyder Corporation dated as of May 25,
                  2000 (incorporated by reference to Registrant's Registration
                  Statement on Form S-4, File No. 333-39908).

   2.6            Amended and Restated Agreement and Plan of Merger among
                  Registrant, Devon Energy Corporation (Oklahoma), Devon
                  Oklahoma Corporation and PennzEnergy Company dated as of May
                  19, 1999 (incorporated by reference to Exhibit 2.1 to
                  Registrant's Form S-4, File No. 333-82903).

   2.7 Amended and Restated Combination Agreement between Registrant and Northstar Energy Corporation dated as of June 29, 1998
                  (incorporated by reference to Annex B to Registrant's definitive proxy statement for a special meeting of shareholders, filed November 6, 1998).

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

EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
   4.1            Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed on
                  August 18, 1999).

   4.2            Rights Agreement dated as of August 17, 1999 between
                  Registrant and BankBoston, N.A. (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on August 18,
                  1999).

   4.3 Amendment to Rights Agreement, dated as of May 25, 2000, by and between Registrant and Fleet National Bank (f/k/a
                  BankBoston, N.A.) (incorporated by reference to Exhibit 4.2 to
                  Registrant's definitive proxy statement for a special meeting of shareholders filed on July 21, 2000).

   4.4 Amendment to Rights Agreement, dated as of October 4, 2001, by and between Registrant and Fleet National Bank (f/k/a Bank
                  Boston, N.A.) (incorporated by reference to Exhibit 99.1 to
                  Registrant's Form 8-K filed on October 11, 2001).

   4.5 Registration Rights Agreement dated as of June 22, 2000 by and among Registrant and Morgan Stanley & Co. Incorporated and
                  Salomon Smith Barney Inc. relating to Registrant's Zero Coupon
                  Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed July
                  12, 2000).

   4.6 Registration Rights Agreement dated December 31, 1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.4 to Registrant's Form 8-K filed on January 14, 1997).

   4.7 Registration Rights Agreement dated as of October 3, 2001 by and among Devon Financing Corporation, U.L.C., as Issuer,
                  Registrant, as Guarantor and UBS Warburg LLC, Banc of America
                  Securities LLC, ABN AMRO Incorporated, BMO Nesbitt Burns
                  Corp., Credit Suisse First Boston Corporation, Deutsche Banc
                  Alex. Brown Inc., First Union Securities, Inc., J.P. Morgan
                  Securities Inc., RBC Dominion Securities Corporation, Salomon
                  Smith Barney Inc., as Initial Purchasers (6.875% Notes due
                  2011, 7.875% Debentures due 2031) (incorporated by reference to Exhibit 4.8 to Registrant's Registration Statement on Form
                  S-4, File No. 333-68694 as filed October 31, 2001).

   4.8 Description of Capital Stock of Registrant (incorporated by reference to Exhibit 4.9 to Registrant's Form 8-K filed on August 18, 1999).

   4.9            Indenture, dated as of October 3, 2001, by and among Devon
                  Financing Corporation, U.L.C. (as issuer), Registrant (as guarantor) and The Chase Manhattan Bank (as trustee) 6.875%
                  Notes due 2011 and 7.875% Debentures due 2031 (incorporated by reference to Exhibit 4.7 to Registrant's Registration
                  Statement on Form S-4, File No. 333-68694 as filed October 31,
                  2001).

EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------

   4.10           Certificate of Designations of Series A Junior Participating
                  Preferred Stock of Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K filed on August 18,
                  1999).

   4.11           Certificate of Designations of the 6.49% Cumulative Preferred
                  Stock, Series A of Registrant (incorporated by reference to
                  Exhibit 4(g) to Registrant's Form 8-K filed on August 18,
                  1999).

   4.12           Restated Declaration of Trust of Devon Financing Trust II and
                  Corrected Certificate of Trust of Devon Financing Trust II
                  (incorporated by reference to Exhibits 4.5 and 4.6 of Registrant's Registration Statement on Form S-3, File Nos.
                  333-50034 and 333-50034-01 as filed November 16, 2000).

   4.13           Form of Zero Coupon Convertible Senior Subordinated Debenture
                  Due 2020 (incorporated by reference to Exhibit A of Exhibit
                  4.2 to Registrant's Form 8-K filed July 12, 2000).

   4.14           Indenture dated as of June 27, 2000 between Registrant and The
                  Bank of New York, setting forth the terms of the Zero Coupon
                  Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed July
                  12, 2000).

   4.15           Form of Indenture relating to senior debt securities of Devon
                  (incorporated by reference to Exhibit 4.10 to Registrant's
                  Registration Statement on Form S-3, File No. 333-83156 as filed February 21, 2002).

   4.16 Form of Indenture relating to subordinated debt securities of Registrant (incorporated by reference to Exhibit 4.11 to Registrant's Registration Statement on Form S-3, File No.
                  333-83156 as filed February 21, 2002).

   4.17           Form of Indenture relating to debt securities of Devon
                  Financing Corporation, U.L.C. (as Issuer) and Registrant (as
                  Guarantor) (incorporated by reference to Exhibit 4.12 to Registrant's Registration Statement on Form S-3, File No.
                  333-83156 as filed February 21, 2002).


   4.18           Form of Amended and Restated Declaration of Trust of Devon
                  Financing Trust II (incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form S-3, File No.
                  333-83156 as filed February 21, 2002).

   4.19           Form of Trust Preferred Securities Guaranty Agreement for
                  Devon Financing Trust II (incorporated by reference to Exhibit
                  4.13 to Registrant's Registration Statement on Form S-3, File
                  No. 333-83156 as filed February 21, 2002).

EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
  4.20            Senior Indenture dated as of June 1, 1999 between Santa Fe
                  Snyder and The Bank of New York, as Trustee, relating to Santa
                  Fe Snyder Corporation's 8.05% Senior Notes due 2004
                  (incorporated by reference to Exhibit 4.1 to Santa Fe Snyder
                  Corporation's Form 8-K filed on June 15, 1999).

  4.21            First Supplemental Indenture dated as of June 14, 1999 to
                  Senior Indenture dated June 1, 1999 between Santa Fe Snyder and The Bank of New York, as Trustee, relating to Santa Fe
                  Snyder's 8.05% Senior Notes due 2004 (incorporated by reference to Exhibit 4.2 to Santa Fe Snyder Corporation's Form
                  8-K filed on June 15, 1999).

  4.22            Indenture dated as of June 10, 1997 between Snyder Oil
                  Corporation (as predecessor by merger to Santa Fe Snyder
                  Corporation) and Texas Commerce Bank National Association relating to Snyder Oil Corporation's 8.75% Senior Subordinated
                  Notes due 2007 (incorporated by reference to Exhibit 4.1 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File
                  No. 1-10509).

  4.23            First Supplemental Indenture dated as of June 10, 1997 between
                  Snyder Oil Corporation and Texas Commerce Bank National
                  Association relating to Snyder Oil Corporation's 8.75% Senior
                  Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to Snyder Oil Corporation's Form 8-K dated June
                  10, 1997, File No. 1-10509).

  4.24 Second Supplemental Indenture dated as of June 10, 1997 between Snyder Oil Corporation and Texas Commerce Bank
                  National Association relating to Snyder Oil Corporation's
                  8.75% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to Snyder Oil Corporation's Form 8-K dated June 10, 1997, File No. 1-10509).

  4.25 Indenture dated as of December 15, 1992 between Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
                  Company) and Texas Commerce Bank National Association, Trustee setting forth the terms of the 4.90% Exchangeable Senior
                  Debentures due 2008 and the 4.95% Exchangeable Senior
                  Debentures due 2008 (incorporated by reference to Exhibit 4(o) to Pennzoil Company's Form 10-K filed March 10, 1993 (SEC File
                  No. 1-5591)).

  4.26            Third Supplemental Indenture dated as of August 3, 1998 to
                  Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
                  Company) and Chase Bank of Texas, National Association, supplements the terms of the 4.90% Exchangeable Senior
                  Debentures due 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company's Form 10-K for the year ended December
                  31, 1998).


EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
  4.27            Fourth Supplemental Indenture dated as of August 3, 1998 to
                  Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
                  Company) and Chase Bank of Texas, National Association,
                  supplements the terms of the 4.95% Exchangeable Senior
                  Debentures due 2008 (incorporated by reference to Exhibit 4(h)
                  to PennzEnergy Company's Form 10-K for the year ended December
                  31, 1998).

  4.28            Fifth Supplemental Indenture dated as of August 17, 1999 to
                  Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
                  Company) and Chase Bank of Texas, National Association supplements the terms of the 4.90% Exchangeable Senior
                  Debentures due 2008 and the 4.95% Exchangeable Senior
                  Debentures due 2008 (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-K filed on August 18, 1999).

  4.29 Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
                  Company) and Mellon Bank, N.A. (incorporated by reference to
                  Exhibit 4(a) to Pennzoil Company's Form 10-Q for the quarter ended June 30, 1986 (SEC File No. 1-5591).

  4.30            First Supplemental Indenture dated as of August 17, 1999 to
                  Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil
                  Company) and Chase Bank of Texas, National Association supplementing the terms of the 10.625% Debentures due 2001, 10.125% Debentures due 2009, 9.625% Notes due 1999 and 10.25%
                  Debentures due 2005 (incorporated by reference to Exhibit 4.8 to Registrant's Form 8-K filed on August 18, 1999).

  4.31            Support Agreement, dated December 10, 1998, between the
                  Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.1 to Devon Energy Corporation
                  (Oklahoma)'s (predecessor to Registrant) Form 8-K dated as of
                  December 11, 1998).

  4.32            Amending Support Agreement dated August 17, 1999, between the
                  Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.5 to Registrant's Form 8-K filed on August 18, 1999).

  4.33            Exchangeable Share Provisions (incorporated by reference to
                  Exhibit 4.2 to Registrant's Form 8-K filed December 23, 1998).

EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
   4.34           Amended Exchangeable Share Provisions dated as of August 17,
                  1999 (incorporated by reference to Exhibit 4.17 to
                  Registrant's Form 10-K for the year ended December 31, 1999).

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

  10.1            Amended and Restated Principal Shareholders Agreement
                  Containing a Voting Agreement and an Irrevocable Proxy, dated as of August 13, 2001, by and among Devon Energy Corporation,
                  George P. Mitchell and Cynthia Woods Mitchell (attached as
                  Annex B to the Joint Proxy Statement/Prospectus of Form S-4
                  Registration Statement No. 333-68694 as filed August 30, 2001).

  10.2            U.S. Credit Agreement, dated August 29, 2000 among the
                  Registrant, as U.S. Borrower, Bank of America, N.A., as
                  Administrative Agent, Banc of America Securities, LLC, as Lead
                  Arranger, Banc One Capital Markets, Inc., as Syndication
                  Agent, The Chase Manhattan Bank, as Documentation Agent, First
                  Union National Bank, as Co-Documentation Agent, and Certain
                  Financial Institutions, as Lenders for the $725 million credit facility (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K filed on March 15, 2001).

  10.3 First Amendment to U.S. Credit Agreement dated March 1, 2001, among Registrant, Bank of America N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit
                  10.1.1 to Registrant's Form 10-Q filed on May 14, 2001).

  10.4            Second Amendment to U.S. Credit Agreement dated as of June 27,
                  2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit
                  10.1.2 to Registrant's Form 10-Q filed on August 14, 2001).

  10.5            Third Amendment to U.S. Credit Agreement dated as of July 31,
                  2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4, File No.
                  333-68694 as filed October 31, 2001).



EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
  10.6            Fourth Amendment to U.S. Credit Agreement dated as of August
                  13, 2001, among Registrant, Bank of America, N.A.,
                  individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to
                  Exhibit 10.5 to Registrant's Registration Statement on Form
                  S-4, File No. 333-68694 as filed October 31, 2001).

  10.7            Fifth Amendment to U.S. Credit Agreement dated as of September
                  21, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form
                  S-4, File No. 333-68694 as filed October 31, 2001).

  10.8            Sixth Amendment to U.S. Credit Agreement dated as of October
                  5, 2001, among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-4, File No.
                  333-68694 as filed October 31, 2001).

  10.9            Amended and Restated Investor Rights Agreement, dated as of
                  August 13, 2001, by and among Devon Energy Corporation, Devon
                  Holdco Corporation, George P. Mitchell and Cynthia Woods
                  Mitchell (attached as Annex C to the Joint Proxy
                  Statement/Prospectus of Form S-4 Registration Statement No.
                  333-68694 as filed August 30, 2001).

 10.10            Canadian Credit Agreement dated August 29, 2000, among
                  Northstar Energy Corporation and Devon Energy Canada
                  Corporation, as Canadian Borrowers, Bank of America Canada, as
                  Administrative Agent, Banc of America Securities, LLC, as Lead
                  Arranger, BancOne Capital Markets, Inc., as Syndication Agent,
                  The Chase Manhattan Bank, as Documentation Agent, First Union
                  National Bank, as Co-Documentation Agent, and Certain
                  Financial Institutions, as Lenders for the $275 million credit facility (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K filed on March 15, 2001).

 10.11            First Amendment to Canadian Credit Agreement dated March 1,
                  2001, among Northstar Energy Corporation, Bank of America
                  Canada, individually and as administrative agent and the Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.2.1 to Registrant's Form 10-Q filed on May 14, 2001).

 10.12            Second Amendment to Canadian Credit Agreement dated as of June
                  27, 2001, among Northstar Energy Corporation, Bank of America
                  Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.2.2 to Registrant's Form 10-Q filed on August 14, 2001).


EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
 10.13            Third Amendment to Canadian Credit Agreement dated as of July
                  31, 2001, among Northstar Energy Corporation, Bank of America
                  Canada, individually and as administrative agent, and the
                  Canadian Lenders party to the Original Agreement (incorporated by reference to Exhibit 10.8 to Registrant's Registration
                  Statement on Form S-4, File No. 333-68694 as filed October 31,
                  2001).

 10.14            Fourth Amendment to Canadian Credit Agreement dated as of
                  August 13, 2001, among Northstar Energy Corporation, Bank of
                  America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement
                  (incorporated by reference to Exhibit 10.9 to Registrant's
                  Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

 10.15            Fifth Amendment to Canadian Credit Agreement dated as of
                  September 21, 2001, among Northstar Energy Corporation, Bank of America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement
                  (incorporated by reference to Exhibit 10.10 to Registrant's
                  Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

 10.16            Sixth Amendment to Canadian Credit Agreement dated as of
                  October 5, 2001, among Northstar Energy Corporation, Bank of
                  America Canada, individually and as administrative agent, and the Canadian Lenders party to the Original Agreement
                  (incorporated by reference to Exhibit 10.11 to Registrant's
                  Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).

 10.17 Credit Agreement, dated as of October 12, 2001, by and among Devon Energy Corporation, Devon Financing Corporation, U.L.C.,
                  UBS AG, Stamford Branch (as Administrative Agent), and the lenders signatory thereto (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form
                  S-4, File No. 333-68694 as filed October 31, 2001).

 10.18            Santa Fe Snyder Corporation 1999 Stock Compensation Retention
                  Plan (incorporated by reference to Exhibit 10(a) to Santa Fe
                  Snyder Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*

EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------

  10.19 Devon Energy Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed on April 3,
                  1997).*

  10.20 Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6,
                  1993).*


  10.21           Santa Fe Energy Resources 1990 Incentive Stock Compensation
                  Plan, Third Amendment and Restatement (incorporated by reference to Exhibit 10(a) to Santa Fe Energy Resources,
                  Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1996).*


EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
 10.22            Santa Fe Energy Resources, Inc. Supplemental Retirement Plan
                  effective as of December 4, 1990 (incorporated by reference to
                  Exhibit 10(h) to Santa Fe Energy Resources, Inc.'s Annual
                  Report on Form 10-K for the year ended December 31, 1996).*

 10.23 Devon Energy Corporation 1988 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registrant's Registration
                  Statement on Form S-8 filed on August 19, 1999, SEC File No.
                  333-85553).*

 10.24            Supplemental Retirement Income Agreement among Devon Energy
                  Corporation (Nevada), Registrant and John W. Nichols, dated
                  March 26, 1997 (incorporated by reference to Exhibit 10.13 to
                  Registrant's Form 10-Q for the quarter ended June 30, 1997).*

 10.25            Supplemental Retirement Income Plan of Devon Energy
                  Corporation among Registrant and Brian J. Jennings, J. Michael
                  Lacey, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, Darryl
                  G. Smette and William T. Vaughn, dated August 1, 2001.*


 10.26            Form of Employment Agreement between Registrant and Brian J.
                  Jennings, J. Michael Lacey, Duke R. Ligon, Marian J. Moon, J.
                  Larry Nichols, Darryl G. Smette and William T. Vaughn, dated
                  January 1, 2002.*

 10.27 Consulting Agreement between Registrant (as successor by merger to PennzEnergy) and Brent Scowcroft dated May 17, 1999
                  (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).*

    12 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

    21            Significant Subsidiaries of Registrant


  23.1            Consent of LaRoche Petroleum Consultants

  23.2            Consent of Paddock Lindstrom & Associates Ltd.

  23.3            Consent of Ryder Scott Company, L.P.

  23.4            Consent of Gilbert Laustsen Jung Associates Ltd.

  23.5            Consent of KPMG LLP

  23.6            Consent of PricewaterhouseCoopers LLP



*Compensatory plans or arrangements