Form 10-Q
period 2002-06-30
DEVON ENERGY CORP/DE
filed 2002-08-13
CIK 1090012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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


                                 Not applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed from last report)

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
         The number of shares outstanding of Registrant's common stock, par value $.10, as of July 31, 2002, was 160,200,000.



                              1 of 441 total pages
                       (Exhibit Index is found at page 54)

                            DEVON ENERGY CORPORATION

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission

                                                                        Page No.
                                                                        --------
Part I.   Financial Information
     Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets, June 30, 2002 (Unaudited)              4
          and December 31, 2001

          Consolidated Statements of Operations (Unaudited)                   5
          for the Three Months and Six Months Ended June 30, 2002
          and 2001

          Consolidated Statements of Comprehensive Operations                 7
          (Unaudited) for the Three Months and Six Months Ended
          June 30, 2002 and 2001

          Consolidated Statements of Cash Flows (Unaudited)                   8
          for the Six Months Ended June 30, 2002 and 2001

          Notes to Consolidated Financial Statements                          9

     Item 2.   Management's Discussion and Analysis of Financial             27
               Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market
               Risk                                                          47

Part II.   Other Information
     Item 4.   Submission of Matters to a Vote of Security Holders           51

     Item 6.   Exhibits and Reports on Form 8-K                              52


                                   DEFINITIONS
                            As used in this document:
                         "Mcf" means thousand cubic feet
                         "Bcf" means billion cubic feet
                               "Bbl" means barrel
                         "MBbls" means thousand barrels
                         "MMBbls" means million barrels
                      "Boe" means equivalent barrels of oil
                 "MMBoe" means million equivalent barrels of oil
                     "Oil" includes crude oil and condensate
                        "NGLs" means natural gas liquids
                           "C$" means Canadian dollar

                            DEVON ENERGY CORPORATION










                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001










                  (FORMING A PART OF FORM 10-Q QUARTERLY REPORT
                   TO THE SECURITIES AND EXCHANGE COMMISSION)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2002              2001
                                                                           ------------      ------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                              $        425               185
    Accounts receivable                                                             636               503
    Inventories                                                                      43                26
    Fair value of financial instruments                                               9               195
    Deferred income taxes                                                             7                --
    Income taxes receivable                                                          --                68
    Investments and other current assets                                             41                45
                                                                           ------------      ------------
        Total current assets                                                      1,161             1,022
                                                                           ------------      ------------
Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($2,563 and $1,938 excluded
  from amortization in 2002 and 2001, respectively)                              18,805            15,243
    Less accumulated depreciation, depletion and amortization                     7,718             6,360
                                                                           ------------      ------------
                                                                                 11,087             8,883
Investment in ChevronTexaco Corporation common stock, at fair value                 628               636
Fair value of financial instruments                                                  --                31
Goodwill                                                                          3,670             2,206
Assets of discontinued operations                                                    --               212
Other assets                                                                        327               194
                                                                           ------------      ------------
        Total assets                                                       $     16,873            13,184
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade                                                                       426               440
        Revenues and royalties due to others                                        256               170
    Income taxes payable                                                             79                17
    Accrued interest payable                                                         51               102
    Merger related expenses payable                                                  25                 7
    Fair value of financial instruments                                              24                15
    Deferred income taxes                                                            --                57
    Accrued expenses and other current liabilities                                  198                72
                                                                           ------------      ------------
        Total current liabilities                                                 1,059               880
                                                                           ------------      ------------
Other liabilities                                                                   289               172
Debentures exchangeable into shares of ChevronTexaco Corporation
  common stock                                                                      655               649
Other long-term debt                                                              7,377             5,940
Deferred revenue                                                                     17                51
Fair value of financial instruments                                                  47                45
Liabilities of discontinued operations                                               --                77
Deferred income taxes                                                             2,645             2,111
Stockholders' equity:
    Preferred stock of $1.00 par value ($100 liquidation value)
        Authorized 4,500,000 shares; issued 1,500,000 in 2002 and 2001                1                 1
    Common stock of $.10 par value
        Authorized 400,000,000 shares; issued 160,200,000 in 2002 and
         129,886,000 in 2001                                                         16                13
    Additional paid-in capital                                                    5,165             3,610
    Accumulated deficit                                                            (210)             (147)
    Accumulated other comprehensive income (loss)                                     2               (28)
    Treasury stock, at cost:  3,754,000 shares in 2002 and 2001                    (190)             (190)
                                                                           ------------      ------------
        Total stockholders' equity                                                4,784             3,259
                                                                           ------------      ------------
        Total liabilities and stockholders' equity                         $     16,873            13,184
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                      JUNE 30,                    JUNE 30,
                                                                               ----------------------      ----------------------
                                                                                 2002          2001          2002          2001
                                                                               --------      --------      --------      --------
                                                                                                  (UNAUDITED)
REVENUES
    Oil sales                                                                  $    262           209           495           427
    Gas sales                                                                       564           443         1,032         1,168
    Natural gas liquids sales                                                        72            32           127            64
    Marketing and midstream revenue                                                 267            15           427            35
                                                                               --------      --------      --------      --------
        Total revenues                                                            1,165           699         2,081         1,694
                                                                               --------      --------      --------      --------

PRODUCTION AND OPERATING COSTS AND EXPENSES
    Lease operating expenses                                                        166           107           325           218
    Transportation costs                                                             38            19            76            36
    Production taxes                                                                 35            29            57            74
    Marketing and midstream costs and expenses                                      222            12           347            28
    Depreciation, depletion and amortization of property and equipment              327           180           643           357
    Amortization of goodwill                                                         --             9            --            17
    General and administrative expenses                                              54            26           104            49
    Reduction of carrying value of oil and gas properties                           651            77           651            77
                                                                               --------      --------      --------      --------
        Total costs and expenses                                                  1,493           459         2,203           856
                                                                               --------      --------      --------      --------

Earnings (loss) from operations                                                    (328)          240          (122)          838

OTHER INCOME (EXPENSES)
    Interest expense                                                               (148)          (35)         (272)          (69)
    Effects of changes in foreign currency exchange rates                            16            --            12            --
    Change in fair value of financial instruments                                    24             7             7            (7)
    Other income                                                                      6            12            21            20
                                                                               --------      --------      --------      --------
        Net other expenses                                                         (102)          (16)         (232)          (56)
                                                                               --------      --------      --------      --------

Earnings (loss) from continuing operations before income tax expense
    and cumulative effect of change in accounting principle                        (430)          224          (354)          782

INCOME TAX EXPENSE (BENEFIT)
    Current                                                                          77            (3)           87           141
    Deferred                                                                       (304)          100          (295)          174
                                                                               --------      --------      --------      --------
        Total income tax expense (benefit)                                         (227)           97          (208)          315
                                                                               --------      --------      --------      --------

Earnings (loss) from continuing operations before cumulative effect
    of change in accounting principle                                              (203)          127          (146)          467

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes (including
        gain on disposal of $97 million in the 2002 periods)                        100            16           108            35
    Total income tax expense                                                          1             7             4            15
                                                                               --------      --------      --------      --------
    Net results of discontinued operations                                           99             9           104            20
                                                                               --------      --------      --------      --------

Earnings (loss) before cumulative effect of change in accounting principle         (104)          136           (42)          487
Cumulative effect of change in accounting principle, net of income tax
    expense of $32 million                                                           --            --            --            49
                                                                               --------      --------      --------      --------
Net earnings (loss)                                                                (104)          136           (42)          536
Preferred stock dividends                                                             3             3             5             5
                                                                               --------      --------      --------      --------
Net earnings (loss) applicable to common stockholders                          $   (107)          133           (47)          531
                                                                               ========      ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (CONTINUED)

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                  ----------------------     ----------------------
                                                                    2002          2001         2002          2001
                                                                  --------      --------     --------      --------
                                                                                    (UNAUDITED)
Basic earnings (loss) per average common share outstanding:
    Earnings (loss) from continuing operations                    $  (1.31)         0.96        (0.99)         3.58
    Earnings from discontinued operations                             0.63          0.07         0.68          0.15
    Cumulative effect of change in accounting principle                 --            --           --          0.38
                                                                  --------      --------     --------      --------
    Net earnings (loss)                                           $  (0.68)         1.03        (0.31)         4.11
                                                                  ========      ========     ========      ========

Diluted earnings (loss) per average common share outstanding:
    Earnings (loss) from continuing operations                    $  (1.31)         0.94        (0.99)         3.44
    Earnings from discontinued operations                             0.63          0.07         0.68          0.15
    Cumulative effect of change in accounting principle                 --            --           --          0.37
                                                                  --------      --------     --------      --------
    Net earnings (loss)                                           $  (0.68)         1.01        (0.31)         3.96
                                                                  ========      ========     ========      ========

Weighted average common shares outstanding-basic                       157           129          153           129
                                                                  ========      ========     ========      ========
Weighted average common shares outstanding-diluted                     163           135          159           135
                                                                  ========      ========     ========      ========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (IN MILLIONS)


                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                                ----------------------     ----------------------
                                                                  2002          2001         2002          2001
                                                                --------      --------     --------      --------
                                                                                   (UNAUDITED)
Net earnings (loss)                                             $   (104)          136          (42)          536

Other comprehensive earnings (loss), net of tax:
    Foreign currency translation adjustments                         202            16          200            (3)
    Cumulative effect of change in accounting principle               --            --           --           (37)
    Adjustment to reclassify derivative (gains) losses into
        oil and gas sales                                              1            10          (41)           15
    Change in fair value of outstanding hedging positions              4            28         (124)           41
    Unrealized gains (losses) on marketable securities                (8)           12           (5)           27
                                                                --------      --------     --------      --------

Comprehensive earnings (loss)                                   $     95           202          (12)          579
                                                                ========      ========     ========      ========



See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                                --------------------------
                                                                                                   2002            2001
                                                                                                ----------      ----------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss) from continuing operations                                             $     (146)            467
     Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
           Depreciation, depletion and amortization of property and equipment                          643             357
           Amortization of goodwill                                                                     --              17
           Reduction of carrying value of oil and gas properties                                       651              77
           Effects of changes in foreign currency exchange rates                                       (12)             --
           Change in fair value of derivative instruments                                               (7)              7
           Deferred income tax expense (benefit)                                                      (295)            174
           Operating cash flows of discontinued operations                                              20              30
           Accretion of discounts on other long-term debt, net                                          16              11
           Gain on sale of assets                                                                       (2)             --
           Other                                                                                       (10)              1
           Changes in assets and liabilities, net of effects of acquisitions of businesses:
              Decrease (increase) in:
                 Accounts receivable                                                                   (22)             43
                 Inventories                                                                            14               9
                 Prepaid expenses                                                                       10              18
                 Other assets                                                                          (35)            (15)
              (Decrease) increase in:
                 Accounts payable                                                                      (75)            (17)
                 Income taxes payable                                                                  144             (16)
                 Accrued expenses and other current liabilities                                         40             (11)
                 Deferred revenue                                                                      (33)            (32)
                 Long-term other liabilities                                                            (5)            (20)
                                                                                                ----------      ----------
                     Net cash provided by operating activities                                         896           1,100
                                                                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                                    1,036              26
     Capital expenditures, including business acquisitions                                          (2,572)           (998)
     Discontinued operations                                                                            (6)            (21)
                                                                                                ----------      ----------
                     Net cash used in investing activities                                          (1,542)           (993)
                                                                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings of long-term debt, net of issuance costs                               4,730             366
     Principal payments on long-term debt                                                           (3,840)           (258)
     Issuance of common stock, net of issuance costs                                                    18              40
     Repurchase of common stock                                                                         --             (13)
     Dividends paid on common stock                                                                    (16)            (13)
     Dividends paid on preferred stock                                                                  (5)             (5)
                                                                                                ----------      ----------
                     Net cash provided by financing activities                                         887             117
                                                                                                ----------      ----------
Effect of exchange rate changes on cash                                                                 (1)             (1)
                                                                                                ----------      ----------

Net increase in cash and cash equivalents                                                              240             223
Cash and cash equivalents at beginning of period                                                       185             204
                                                                                                ----------      ----------
Cash and cash equivalents at end of period                                                      $      425             427
                                                                                                ==========      ==========

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements and notes thereto of Devon Energy Corporation ("Devon") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon's 2001 Annual Report on Form 10-K.

         In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. Certain of the 2001 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

         The calculation of the purchase price and the preliminary allocation to assets and liabilities as of January 24, 2002, are shown below. The purchase price allocation is preliminary because certain items such as the determination of the final tax bases and fair value of the assets and liabilities as of the acquisition date are subject to change.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   (IN MILLIONS,
                                                                                EXCEPT SHARE PRICE)
                                                                                -------------------
Calculation and preliminary allocation of purchase price:

      Shares of Devon common stock issued to Mitchell stockholders                          30
      Average Devon stock price                                                      $   50.95
                                                                                     ---------
      Fair value of common stock issued                                              $   1,512
      Cash paid to Mitchell stockholders, calculated at $31 per outstanding
           common share of Mitchell                                                      1,573
                                                                                     ---------
      Fair value of Devon common stock and cash to be issued to Mitchell
           stockholders                                                                  3,085
      Plus estimated acquisition costs incurred                                             90
      Plus fair value of Mitchell employee stock options assumed by Devon                   27
                                                                                     ---------
           Total purchase price                                                          3,202

  Plus fair value of liabilities assumed by Devon:
      Current liabilities                                                                  177
      Long-term debt                                                                       506
      Other long-term liabilities                                                          129
      Deferred income taxes                                                                799
                                                                                     ---------
           Total purchase price plus liabilities assumed                             $   4,813
                                                                                     =========

  Fair value of assets acquired by Devon:
      Current assets                                                                       169
      Proved oil and gas properties                                                      1,535
      Unproved oil and gas properties                                                      639
      Gas services facilities and equipment                                              1,000
      Other property and equipment                                                          14
      Other assets                                                                          83
      Goodwill (none deductible for income taxes)                                        1,373
                                                                                     ---------

           Total fair value of assets acquired                                       $   4,813
                                                                                     =========

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

Pro Forma Information

         Set forth in the following table is certain unaudited pro forma financial information for the six-month periods ended June 30, 2002 and 2001. The information for the six-month periods ended June 30, 2002 and 2001, has been prepared assuming the Anderson acquisition and the Mitchell merger were consummated on January 1, 2001. All pro forma information is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Devon's operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transactions had occurred on January 1, 2001. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transactions.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following should be considered in connection with the pro forma financial information presented:

         - On February 12, 2001, Anderson acquired all of the outstanding shares of Numac Energy Inc. The summary unaudited pro forma combined statements of operations do not include any results from Numac's operations prior to February 12, 2001.

          - Devon's historical results of operations for the six-month period ended June 30, 2001 include $17 million of amortization expense for goodwill related to previous mergers. As of January 1, 2002, in accordance with new accounting pronouncements, such goodwill is no longer amortized, but instead will be tested for impairment at least annually. No goodwill amortization expense has been recognized in the pro forma statements of operations for the goodwill related to the Anderson acquisition and the Mitchell merger.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                         PRO FORMA INFORMATION
                                                                                        SIX MONTHS ENDED JUNE 30
                                                                                       --------------------------
                                                                                        (IN MILLIONS, EXCEPT PER
                                                                                           SHARE AMOUNTS AND
                                                                                          PRODUCTION VOLUMES)
                                                                                          2002            2001
                                                                                       ----------      ----------
REVENUES
    Oil sales                                                                          $      497      $      598
    Gas sales                                                                               1,054           2,086
    Natural gas liquids sales                                                                 132             174
    Marketing and midstream revenue                                                           497             757
                                                                                       ----------      ----------
            Total revenues                                                                  2,180           3,615
                                                                                       ----------      ----------

PRODUCTION AND OPERATING COSTS AND EXPENSES
    Lease operating expenses                                                                  329             357
    Transportation costs                                                                       79              75
    Production taxes                                                                           58              95
    Marketing and midstream costs and expenses                                                412             672
    Depreciation, depletion and amortization of property and equipment                        662             633
    Amortization of goodwill                                                                   --              17
    General and administrative expenses                                                       109              95
    Reduction of carrying value of oil and gas properties                                     651              77
                                                                                       ----------      ----------
            Total production and operating costs and expenses                               2,300           2,021
                                                                                       ----------      ----------

Earnings (loss) from operations                                                              (120)          1,594

OTHER INCOME (EXPENSES)
    Interest expense                                                                         (273)           (242)
    Effects of changes in foreign currency exchange rates                                      12               5
    Change in fair value of financial instruments                                               7             (20)
    Other income                                                                               21              18
                                                                                       ----------      ----------
            Net other expenses                                                               (233)           (239)
                                                                                       ----------      ----------

Earnings (loss) from continuing operations before income tax expense (benefit)
    and cumulative effect of change in accounting principle                                  (353)          1,355

INCOME TAX EXPENSE (BENEFIT)
    Current                                                                                    87             192
    Deferred                                                                                 (294)            326
                                                                                       ----------      ----------
        Total income tax expense (benefit)                                                   (207)            518
                                                                                       ----------      ----------

Earnings (loss) from continuing operations before cumulative effect of change in
     accounting principle                                                                    (146)            837

DISCONTINUED OPERATIONS
Results of discontinued operations before income taxes (including gain on disposal
     of $97 million in 2002)                                                                  108              35
Total income tax expense                                                                        4              15
                                                                                       ----------      ----------
Net results of discontinued operations                                                        104              20
                                                                                       ----------      ----------

Earnings (loss) before cumulative effect of change in accounting principle                    (42)            857
Cumulative effect of change in accounting principle                                            --              49
                                                                                       ----------      ----------
Net earnings (loss)                                                                           (42)            906
Preferred stock dividends                                                                       5               5
                                                                                       ----------      ----------
Net earnings (loss) applicable to common stockholders                                  $      (47)     $      901
                                                                                       ==========      ==========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PRO FORMA INFORMATION
                                                                     SIX MONTHS ENDED JUNE 30
                                                                    --------------------------
                                                                     (IN MILLIONS, EXCEPT PER
                                                                        SHARE AMOUNTS AND
                                                                       PRODUCTION VOLUMES)
                                                                       2002            2001
                                                                    ----------      ----------
Basic earnings (loss) per average common share outstanding:
            Earnings (loss) from continuing operations              $    (0.97)           5.26
            Earnings from discontinued operations                   $     0.67            0.12
            Cumulative effect of change in accounting principle             --            0.31
                                                                    ----------      ----------
            Net earnings (loss)                                     $    (0.30)           5.69
                                                                    ==========      ==========

Diluted earnings (loss) per average common share outstanding:
            Earnings (loss) from continuing operations              $    (0.97)           5.07
            Earnings from discontinued operations                   $     0.67            0.12
            Cumulative effect of change in accounting principle             --            0.30
                                                                    ----------      ----------
            Net earnings (loss)                                     $    (0.30)           5.49
                                                                    ==========      ==========

Weighted average common shares outstanding - basic                         156             158
                                                                    ==========      ==========
Weighted average common shares outstanding - diluted                       162             165
                                                                    ==========      ==========

Production volumes:
    Oil (MMBbls)                                                            24              28
    Gas (Bcf)                                                              404             392
    NGLs (MMBbls)                                                           11               8
    MMBoe                                                                  102             101

3.       LONG-TERM DEBT

$3 Billion Term Loan Credit Facility

         Prior to December 31, 2001, Devon used proceeds of $1 billion of its $3 billion term loan credit facility to partially fund the Anderson acquisition. The remaining $2 billion of availability was utilized upon the closing of the Mitchell acquisition on January 24, 2002. As of June 30, 2002, $1.7 billion of the balance outstanding was retired. The primary sources of the repayments were the issuance of $1 billion of debt securities discussed below and $896 million from the sale of certain oil and gas properties. With the proceeds from additional property sales through July 31, 2002, the term loan balance has been further reduced by $153 million. The term loan's balance as of July 31, 2002, was $1.1 billion.

Debt Securities

         On March 25, 2002, Devon sold $1 billion of 7.95% notes due April 15, 2032. The net proceeds received, after discounts and issuance costs, were $986 million. The debt securities are unsecured and unsubordinated obligations of Devon. The net proceeds were partially used to pay down $820 million on Devon's $3 billion term loan credit facility. The remaining $166 million of net proceeds was used in June 2002 to partially fund the early extinguishment of $175 million of 8.75% senior notes due June 15, 2007. The notes were redeemed at 104.375% of principal, or approximately $183 million.

Commercial Paper

         As of June 30, 2002, Devon had $315 million of borrowings under its commercial paper program at an average rate of 2.3%. Because Devon has the intent and ability to refinance the balance due with borrowings under its credit facilities, the $315 million outstanding under the commercial paper program was classified as long-term debt on the June 30, 2002 consolidated balance sheet.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Amendment of Existing Credit Facilities

         Devon has $1 billion of unsecured long-term credit facilities (the "Credit Facilities"). The Credit Facilities include a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility"). The $725 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $525 million. On June 7, 2002, Devon renewed the $525 million Tranche B facility and its $275 million Canadian facility.

         The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until June 5, 2003 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. On June 6, 2003, at the end of the Tranche B Revolving Period, Devon may convert the then outstanding balance under the Tranche B facility to a two-year term loan by paying the Agent a fee of 12.5 basis points. The applicable borrowing rate would be at LIBOR plus 125 basis points. On June 30, 2002, there were no borrowings outstanding under the $725 million U.S. Facility. The available capacity under the U.S. Facility as of June 30, 2002, net of commercial paper borrowings, was $410 million.

         Devon may borrow funds under the $275 million Canadian Facility until June 5, 2003 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semiannual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On June 30, 2002, there were no borrowings under the $275 million Canadian facility.

         Under the terms of the Credit Facilities, Devon has the right to reallocate up to $100 million of the unused Tranche B facility maximum credit amount to the Canadian Facility. Conversely, Devon also has the right to reallocate up to $100 million of unused Canadian Facility maximum credit amount to the Tranche B Facility.

         Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $1.4 million that is payable quarterly.

         The agreements governing the Credit Facilities contain certain covenants and restrictions, including a maximum allowed debt-to-capitalization ratio as defined in the agreements.

Letter of Credit Facility

         On July 25, 2002, Devon renewed and increased its letter of credit and revolving bank facility ("LOC Facility") for its Canadian operations. This C$150 million LOC Facility will be used primarily by Devon's wholly-owned subsidiaries, Devon Canada Corporation and Northstar Energy Corporation, to issue letters of credit. As of July 31, 2002, C$104 million of letters of credit were issued under the LOC Facility primarily for Canadian drilling commitments.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         As of June 30, 2002, $15 million of net deferred losses on derivative instruments in "accumulated other comprehensive income (loss)" are expected to be reclassified to earnings from operations during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives' losses to earnings from operations are primarily the production and sale of the hedged oil and gas quantities. The maximum term over which Devon is hedging exposures to the variability of cash flows for commodity price risk is 30 months.

         Devon recorded in its statements of operations a gain of $24 million and $7 million in the second quarter of 2002 and 2001, respectively, and a gain of $7 million and a loss of $7 million in the six-month periods ended June 30, 2002 and 2001, respectively, for the change in fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify as hedges. Included in the three-month and six-month periods ended June 30, 2002 are net gains of approximately $3 million and $10 million, respectively, related to such ineffectiveness. These gains are related to both (i) the ineffectiveness of the various cash flow hedges and (ii) the component of the derivative instrument gain or loss excluded from the assessment of hedge effectiveness.

5.       GOODWILL

         Effective January 1, 2002, Devon adopted the remaining provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually.

         As of January 1, 2002, Devon had unamortized goodwill in the amount of $2.2 billion, which was subject to the transition goodwill impairment assessment provisions of SFAS No. 142. Devon has completed its assessment of the fair value of its reporting units and compared such fair value to each reporting unit's carrying value, including goodwill, as of January 1, 2002. Based on this assessment, no transitional impairment of the carrying value of goodwill was required.

         As a result of the January 2002 Mitchell acquisition, goodwill increased $1.4 billion. All of the Mitchell-related goodwill is recorded in Devon's U.S. segment.

         Following is a reconciliation of reported net income and the related earnings per share amounts

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


assuming the provisions of SFAS No. 142 had been adopted as of January 1, 2001.

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                             2002            2001
                                                                          ----------      ----------
                                                                                (IN MILLIONS)
Net earnings (loss) applicable to common shareholders, as reported        $     (107)            133
Add back amortization of goodwill                                                 --               9
                                                                          ----------      ----------
Net earnings (loss) applicable to common shareholders, as adjusted        $     (107)            142
                                                                          ==========      ==========

Basic earnings (loss) per share:
   Net earnings (loss) applicable to common shareholders, as reported     $    (0.68)           1.03
   Amortization of goodwill                                                       --            0.07
                                                                          ----------      ----------
   Net earnings (loss) applicable to common shareholders, as adjusted     $    (0.68)           1.10
                                                                          ==========      ==========

Diluted earnings (loss) per share:
   Net earnings (loss) applicable to common shareholders, as reported     $    (0.68)           1.01
   Amortization of goodwill                                                       --            0.07
                                                                          ----------      ----------
   Net earnings (loss) applicable to common shareholders, as adjusted     $    (0.68)           1.08
                                                                          ==========      ==========

                                                                          FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             2002            2001
                                                                          ----------      ----------
                                                                                (IN MILLIONS)
Net earnings (loss) applicable to common shareholders, as reported        $      (47)            531
Add back amortization of goodwill                                                 --              17
                                                                          ----------      ----------
Net earnings (loss) applicable to common shareholders, as adjusted        $      (47)            548
                                                                          ==========      ==========

Basic earnings (loss) per share:
   Net earnings (loss) applicable to common shareholders, as reported     $    (0.31)           4.11
   Amortization of goodwill                                                       --            0.13
                                                                          ----------      ----------
   Net earnings (loss) applicable to common shareholders, as adjusted     $    (0.31)           4.24
                                                                          ==========      ==========

Diluted earnings (loss) per share:
   Net earnings (loss) applicable to common shareholders, as reported     $    (0.31)           3.96
   Amortization of goodwill                                                       --            0.13
                                                                          ----------      ----------
   Net earnings (loss) applicable to common shareholders, as adjusted     $    (0.31)           4.09
                                                                          ==========      ==========

6.       EARNINGS PER SHARE

         The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2001. The diluted loss per share calculations for the three-month and six-month periods ended June 30, 2002 produce results that are anti-dilutive. (The diluted calculation for the three months ended June 30, 2002 reduced the net loss by $2 million and increased the common shares outstanding by 6 million shares. The diluted calculation for the six months ended June 30, 2002 reduced the net loss by $5 million and increased the common shares outstanding by 6 million shares.) Therefore, the diluted loss per share amounts for the three-month and six-month periods

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ended June 30, 2002 reported in the accompanying consolidated statements of operations are the same as the basic loss per share amounts.

                                                             NET EARNINGS                        NET
                                                              APPLICABLE         COMMON        EARNINGS
                                                              TO COMMON          SHARES          PER
                                                             STOCKHOLDERS     OUTSTANDING       SHARE
                                                             ------------     ------------     --------
                                                                     (IN MILLIONS)
THREE MONTHS ENDED JUNE 30, 2001:
Basic earnings per share                                     $        133              129     $   1.03
                                                                                               ========

Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $1)                         3                4

   Potential common shares issuable upon the exercise
   of outstanding stock options                                        --                2
                                                             ------------     ------------

Diluted earnings per share                                   $        136              135     $   1.01
                                                             ============     ============     ========

SIX MONTHS ENDED JUNE 30, 2001:
Basic earnings per share                                     $        531              129     $   4.11
                                                                                               ========

Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $2)                         5                4

   Potential common shares issuable upon the exercise
   of outstanding stock options                                        --                2
                                                             ------------     ------------

Diluted earnings per share                                   $        536              135     $   3.96
                                                             ============     ============     ========

         All options to purchase Devon common stock were excluded from the diluted earnings per share calculations for the 2002 periods because of the anti-dilutive effect of such options. Options to purchase approximately 1.0 million shares of Devon's common stock with exercise prices ranging from $56.76 per share to $89.66 per share (with a weighted average price of $65.31 per share) were excluded from the diluted earnings per share calculation for the second quarter of 2001.

         Options to purchase approximately 1.0 million shares of Devon's common stock, with exercise prices from $57.72 to $89.66 per share (with a weighted average price of $65.34 per share) were excluded from the diluted earnings per share calculation for the first six months of 2001.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES

         Under the full cost method of accounting, the net book value of oil and gas properties less related deferred income taxes (the "costs to be recovered"), may not exceed a calculated "full cost ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely, and Devon does not include the effect of hedges in the calculation of the future net revenues. Therefore, the ceiling limitation is not necessarily indicative of the properties' fair value. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense.

          An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

         Based on oil and natural gas cash market prices as of June 30, 2002, Devon's Canadian costs to be recovered exceeded the related ceiling value by $371 million. This after-tax amount resulted in a pre-tax reduction of the carrying value of Devon's Canadian oil and gas properties of $651 million in the second quarter of 2002. This reduction was the result of a sharp drop in Canadian gas prices during the last half of June 2002. The June 30, 2002, reference prices used in the Canadian ceiling calculation, expressed in Canadian dollars, were a NYMEX price of C$40.79 per barrel of oil and an AECO price of C$2.17 per Mcf of gas. The cash market prices of natural gas increased during the month of July 2002 prior to Devon's release of its second quarter results, but the increase was not sufficient to offset the entire reduction calculated as of June 30.

8.       DISCONTINUED OPERATIONS

         Effective January 1, 2002, Devon was required to adopt SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).

         On April 18, 2002, Devon, sold its Indonesian operations to PetroChina Company Limited for total cash consideration of $262 million. Devon received approximately $250 million upon closing. An additional $12 million could be received upon successful completion of certain events. In accordance with SFAS No. 144, Devon has reclassified the assets, liabilities and results

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of its Indonesian operations, which were included in Devon's International segment, as discontinued operations for each of the periods presented. The following tables include the major classes of assets and liabilities and the revenues that were reclassified.

                                                               JUNE 30,       DECEMBER 31,
                                                                 2002             2001
                                                             ------------     ------------
                                                                     (IN MILLIONS)
MAJOR CLASSES OF ASSETS AND LIABILITIES
Cash                                                                   --     $          8
Accounts receivable                                                    --               34
Inventories                                                            --               15
Other current assets                                                   --                2
Property and equipment, net of accumulated depreciation,
   depletion and amortization                                          --              145
Other assets                                                           --                8
                                                             ------------     ------------
    Total assets                                                       --              212
                                                             ============     ============

Accounts payable - trade                                               --               25
Income taxes payable                                                   --               13
Accrued expense                                                        --                1
Other liabilities                                                      --                7
Deferred income taxes                                                  --               31
                                                             ------------     ------------
    Total liabilities                                                  --               77
                                                             ============     ============

                                FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                          JUNE 30,                                 JUNE 30,
                                ---------------------------               ---------------------------
                                 2002                 2001                 2002                 2001
                                ------               ------               ------               ------
                                                            (IN MILLIONS)
REVENUES
Oil sales                       $    5                   26               $   26                   62
NGL sales                           --                   --                    1                   --
                                ------               ------               ------               ------
   Total revenues                    5                   26               $   27                   62
                                ======               ======               ======               ======

9.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments (refunds) for interest and income taxes in the first six months of 2002 and 2001 are presented below:

                                             FOR THE SIX MONTHS ENDED
                                                      JUNE 30,
                                           ----------------------------
                                            2002                  2001
                                           ------                ------
                                                   (IN MILLIONS)
Interest paid                              $  323                    69
Income taxes paid (refunded)                  (86)                  159

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The 2002 Mitchell acquisition involved non-cash consideration as presented below:

                                                   2002
                                                ----------
                                               (IN MILLIONS)
Value of common stock issued                    $    1,512
Employee stock options assumed                          27
Liabilities assumed                                    812
Deferred tax liability created                         799
                                                ----------

Assets acquired with non-cash consideration     $    3,150
                                                ==========

10.      SEGMENT INFORMATION

         Devon manages its business by country. As such, Devon identifies its segments based on geographic areas. Devon has three segments: its operations in the U.S., its operations in Canada and its international operations outside of North America. Substantially all of these segments' operations involve oil and gas producing and marketing and midstream activities. Following is certain financial information regarding Devon's segments. The revenues reported are all from external customers.

                                                                                        INTER-
                                                               U.S.        CANADA      NATIONAL      TOTAL
                                                             --------     --------     --------     --------
                                                                              (IN MILLIONS)
AS OF JUNE 30, 2002:
Current assets                                               $    595          139          427        1,161
Property and equipment, net of accumulated depreciation,
  depletion and amortization                                    6,849        3,639          599       11,087
Investment in ChevronTexaco Corporation common stock              628           --           --          628
Goodwill, net of amortization                                   1,582        2,019           69        3,670
Other assets                                                      282           34           11          327
                                                             --------     --------     --------     --------
          Total assets                                       $  9,936        5,831        1,106       16,873
                                                             ========     ========     ========     ========

Current liabilities                                               391          540          128        1,059
Other liabilities                                                 279            7            3          289
Debentures exchangeable into shares of ChevronTexaco
  Corporation common stock                                        655           --           --          655
Other long-term debt                                            3,236        4,141           --        7,377
Deferred revenue                                                   17           --           --           17
Fair value of derivative instruments                               41            6           --           47
Deferred income taxes                                           1,498        1,125           22        2,645
Stockholders' equity                                            3,819           12          953        4,784
                                                             --------     --------     --------     --------
          Total liabilities and stockholders' equity         $  9,936        5,831        1,106       16,873
                                                             ========     ========     ========     ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.       SEGMENT INFORMATION (CONTINUED)

                                                                                             INTER-
                                                                  U.S.         CANADA       NATIONAL       TOTAL
                                                                --------      --------      --------      --------
                                                                                   (IN MILLIONS)
THREE MONTHS ENDED JUNE 30, 2002:

REVENUES
   Oil sales                                                    $    148            90            24           262
   Gas sales                                                         377           185             2           564
   Natural gas liquids sales                                          51            21            --            72
   Marketing and midstream revenue                                   262             5            --           267
                                                                --------      --------      --------      --------
          Total revenues                                             838           301            26         1,165
                                                                --------      --------      --------      --------

PRODUCTION AND OPERATING COSTS AND EXPENSES
   Lease operating expenses                                           96            62             8           166
   Transportation costs                                               26            12            --            38
   Production taxes                                                   31             2             2            35
   Marketing and midstream costs and expenses                        218             4            --           222
   Depreciation, depletion and amortization of property
     and equipment                                                   220           102             5           327
   General and administrative expenses                                42             9             3            54
   Reduction of carrying value of oil and gas properties              --           651            --           651
                                                                --------      --------      --------      --------
          Total production and operating costs and expenses          633           842            18         1,493
                                                                --------      --------      --------      --------

Earnings (loss) from operations                                      205          (541)            8          (328)

OTHER INCOME (EXPENSES)
   Interest expense                                                  (73)          (75)           --          (148)
   Effects of changes in foreign currency exchange rates              --            17            (1)           16
   Change in fair value of financial instruments                      25            (1)           --            24
   Other income                                                        6            (1)            1             6
                                                                --------      --------      --------      --------
          Net other expenses                                         (42)          (60)           --          (102)
                                                                --------      --------      --------      --------

Earnings (loss) from continuing operations before income
   tax expense (benefit)                                             163          (601)            8          (430)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                            68             8             1            77
   Deferred                                                          (47)         (259)            2          (304)
                                                                --------      --------      --------      --------

          Total income tax expense (benefit)                          21          (251)            3          (227)
                                                                --------      --------      --------      --------

Earnings (loss) from continuing operations                           142          (350)            5          (203)

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes            --            --           100           100
    Income tax expense                                                --            --             1             1
                                                                --------      --------      --------      --------
    Net results of discontinued operations                            --            --            99            99
                                                                --------      --------      --------      --------

Net earnings (loss)                                                  142          (350)          104          (104)
Preferred stock dividends                                              3            --            --             3
                                                                --------      --------      --------      --------
Net earnings (loss) applicable to common shareholders           $    139          (350)          104          (107)
                                                                ========      ========      ========      ========

Capital expenditures                                            $    302            56            28           386
                                                                ========      ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SEGMENT INFORMATION (CONTINUED)

                                                                                             INTER-
                                                                  U.S.         CANADA       NATIONAL       TOTAL
                                                                --------      --------      --------      --------
                                                                                  (IN MILLIONS)
THREE MONTHS ENDED JUNE 30, 2001:

REVENUES
   Oil sales                                                    $    144            29            36           209
   Gas sales                                                         388            52             3           443
   Natural gas liquids sales                                          28             4            --            32
   Marketing and midstream revenue                                    12             3            --            15
                                                                --------      --------      --------      --------
          Total revenues                                             572            88            39           699
                                                                --------      --------      --------      --------

PRODUCTION AND OPERATING COSTS AND EXPENSES
   Lease operating expenses                                           79            17            11           107
   Transportation costs                                               16             3            --            19
   Production taxes                                                   29            --            --            29
   Marketing and midstream costs and expenses                         10             2            --            12
   Depreciation, depletion and amortization of property
     and equipment                                                   147            20            13           180
    Amortization of goodwill                                           9            --            --             9
   General and administrative expenses                                25             2            (1)           26
   Reduction of carrying value of oil and gas properties              --            --            77            77
                                                                --------      --------      --------      --------
          Total production and operating costs and expenses          315            44           100           459
                                                                --------      --------      --------      --------

Earnings (loss) from operations                                      257            44           (61)          240

OTHER INCOME (EXPENSES)
   Interest expense                                                  (33)           (1)           (1)          (35)
   Change in fair value of financial instruments                       7            --            --             7
   Other income (expense)                                              9            (2)            5            12
                                                                --------      --------      --------      --------
          Net other income (expenses)                                (17)           (3)            4           (16)
                                                                --------      --------      --------      --------

Earnings (loss) from continuing operations before income
    tax expense (benefit)                                            240            41           (57)          224

INCOME TAX EXPENSE (BENEFIT)
   Current                                                            (8)           --             5            (3)
   Deferred                                                           97            15           (12)          100
                                                                --------      --------      --------      --------
          Total income tax expense (benefit)                          89            15            (7)           97
                                                                --------      --------      --------      --------

Earnings (loss) from continuing operations                           151            26           (50)          127

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes            --            --            16            16
    Total income tax expense                                          --            --             7             7
                                                                --------      --------      --------      --------
    Net results of discontinued operations                            --            --             9             9
                                                                --------      --------      --------      --------

Net earnings (loss)                                                  151            26           (41)          136
Preferred stock dividends                                              3            --            --             3
                                                                --------      --------      --------      --------
Net earnings (loss) applicable to common shareholders           $    148            26           (41)          133
                                                                ========      ========      ========      ========

Capital expenditures, including acquisitions of businesses      $    566            49            57           672
                                                                ========      ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SEGMENT INFORMATION (CONTINUED)

                                                                                             INTER-
                                                                  U.S.         CANADA       NATIONAL       TOTAL
                                                                --------      --------      --------      --------
                                                                                  (IN MILLIONS)
SIX MONTHS ENDED JUNE 30, 2002:

REVENUES
   Oil sales                                                    $    278           172            45           495
   Gas sales                                                         680           348             4         1,032
   Natural gas liquids sales                                          86            41            --           127
   Marketing and midstream revenue                                   420             7            --           427
                                                                --------      --------      --------      --------
          Total revenues                                           1,464           568            49         2,081
                                                                --------      --------      --------      --------

PRODUCTION AND OPERATING COSTS AND EXPENSES
   Lease operating expenses                                          187           123            15           325
   Transportation costs                                               48            28            --            76
   Production taxes                                                   52             3             2            57
   Marketing and midstream costs and expenses                        343             4            --           347
   Depreciation, depletion and amortization of property
     and equipment                                                   424           208            11           643
   General and administrative expenses                                77            18             9           104
   Reduction of carrying value of oil and gas properties              --           651            --           651
                                                                --------      --------      --------      --------
          Total production and operating costs and expenses        1,131         1,035            37         2,203
                                                                --------      --------      --------      --------

Earnings (loss) from operations                                      333          (467)           12          (122)

OTHER INCOME (EXPENSES)
   Interest expense                                                 (122)         (148)           (2)         (272)
   Effects of changes in foreign currency exchange rates              --            16            (4)           12
   Change in fair value of financial instruments                       5             2            --             7
   Other income                                                       15             2             4            21
                                                                --------      --------      --------      --------
          Net other expenses                                        (102)         (128)           (2)         (232)
                                                                --------      --------      --------      --------

Earnings (loss) from continuing operations before income
    tax expense (benefit)                                            231          (595)           10          (354)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                            74             9             4            87
   Deferred                                                          (42)         (256)            3          (295)
                                                                --------      --------      --------      --------
          Total income tax expense (benefit)                          32          (247)            7          (208)
                                                                --------      --------      --------      --------

Earnings (loss) from continuing operations                           199          (348)            3          (146)

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes            --            --           108           108
    Total income tax expense                                          --            --             4             4
                                                                --------      --------      --------      --------
    Net results of discontinued operations                            --            --           104           104
                                                                --------      --------      --------      --------

Net earnings(loss)                                                   199          (348)          107           (42)
Preferred stock dividends                                              5            --            --             5
                                                                --------      --------      --------      --------
Net earnings (loss) applicable to common shareholders           $    194          (348)          107           (47)
                                                                ========      ========      ========      ========

Capital expenditures, including acquisitions of businesses      $  2,224           295            53         2,572
                                                                ========      ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SEGMENT INFORMATION (CONTINUED)

                                                                                                            INTER-
                                                                                 U.S.         CANADA       NATIONAL       TOTAL
                                                                               --------      --------      --------      --------
                                                                                                  (IN MILLIONS)
SIX MONTHS ENDED JUNE 30, 2001:
REVENUES
   Oil sales                                                                   $    311            57            59           427
   Gas sales                                                                      1,031           131             6         1,168
   Natural gas liquids sales                                                         55             9            --            64
   Marketing and midstream revenue                                                   30             5            --            35
                                                                               --------      --------      --------      --------
          Total revenues                                                          1,427           202            65         1,694
                                                                               --------      --------      --------      --------

PRODUCTION AND OPERATING COSTS AND EXPENSES
   Lease operating expenses                                                         168            32            18           218
   Transportation costs                                                              30             6            --            36
   Production taxes                                                                  73             1            --            74
   Marketing and midstream costs and expenses                                        25             3                          28
   Depreciation, depletion and amortization of property
     and equipment                                                                  296            39            22           357
   Amortization of goodwill                                                          17            --            --            17
   General and administrative expenses                                               45             4            --            49
   Reduction of carrying value of oil and gas properties                             --            --            77            77
                                                                               --------      --------      --------      --------
          Total production and operating costs and expenses                         654            85           117           856
                                                                               --------      --------      --------      --------

Earnings (loss) from operations                                                     773           117           (52)          838

OTHER INCOME (EXPENSES)
   Interest expense                                                                 (65)           (3)           (1)          (69)
   Change in fair value of financial instruments                                     (7)           --            --            (7)
   Other income                                                                      20            (2)            2            20
                                                                               --------      --------      --------      --------
          Net other income (expenses)                                               (52)           (5)            1           (56)
                                                                               --------      --------      --------      --------

Earnings (loss) from continuing operations before income tax expense
   (benefit) and cumulative effect of change in accounting principle                721           112           (51)          782

INCOME TAX EXPENSE (BENEFIT)
   Current                                                                          132             1             8           141
   Deferred                                                                         141            45           (12)          174
                                                                               --------      --------      --------      --------
          Total income tax expense (benefit)                                        273            46            (4)          315
                                                                               --------      --------      --------      --------

Earnings (loss) from continuing operations before cumulative
   effect of change in accounting principle                                         448            66           (47)          467

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes                           --            --            35            35
    Total income tax expense                                                         --            --            15            15
                                                                               --------      --------      --------      --------
    Net results of discontinued operations                                           --            --            20            20
                                                                               --------      --------      --------      --------

Earnings (loss) before cumulative effect of change in accounting principle          448            66           (27)          487
Cumulative effect of change in accounting principle                                  49            --            --            49
                                                                               --------      --------      --------      --------
Net earnings (loss)                                                                 497            66           (27)          536
Preferred stock dividends                                                             5            --            --             5
                                                                               --------      --------      --------      --------
Net earnings (loss) applicable to common shareholders                          $    492            66           (27)          531
                                                                               ========      ========      ========      ========

Capital expenditures, including acquisitions of businesses                     $    797           110            91           998
                                                                               ========      ========      ========      ========

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      COMMITMENTS AND CONTINGENCIES

         Devon is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Devon and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Devon's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to Devon's financial position or results of operations in excess of recorded accruals.

Environmental Matters

         Devon is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Devon has not used discounting in determining its accrued liabilities for environmental remediation, and no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Devon's consolidated financial statements. Devon adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

         Certain of Devon's subsidiaries acquired in the 1999 merger with PennzEnergy Company are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of June 30, 2002, Devon's consolidated balance sheet included $9 million of accrued liabilities, reflected in "Other liabilities," related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Devon's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Devon's monetary exposure is not expected to be material.

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

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses material changes in results of operations for the three-month and six-month periods ended June 30, 2002, compared to the three-month and six-month periods ended June 30, 2001, and in financial condition since December 31, 2001. It is presumed that readers have read or have access to Devon's 2001 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         Devon recorded a net loss for the second quarter of 2002 of $104 million, or $0.68 per share. This compares to net earnings of $136 million, or $1.03 per share for the second quarter of 2001. Net loss for the first half of 2002 was $42 million, or $0.31 per share. This compares to net earnings for the first half of 2001 of $536 million, or $4.11 per share. The decrease in second quarter and first half earnings was due to a decline in oil, natural gas and NGL prices, increases in expenses and a $651 million reduction of carrying value of Canadian oil and gas properties, the effects of which were partially offset by an increase in production.

           On January 24, 2002, Devon completed its acquisition of Mitchell. Under the terms of this merger, Devon issued approximately 30 million shares of Devon common stock and paid $1.6 billion in cash to the Mitchell stockholders. The cash portion of the acquisition was funded from borrowings under a $3.0 billion senior unsecured term loan credit facility.

         On March 25, 2002, Devon sold $1 billion of 7.95% notes due April 15, 2032. The net proceeds received, after discounts and issuance costs, were $986 million. The debt securities are unsecured and unsubordinated obligations of Devon. The net proceeds were partially used to pay down $820 million on Devon's $3 billion term loan credit facility. The remaining $166 million of net proceeds was used in June 2002 to partially fund the early extinguishment of $175 million of 8.75% senior notes due June 15, 2007. The notes were redeemed at 104.375% of principal, or approximately $183 million.

         On June 7, 2002, Devon renewed the $800 million, 364-day portion of its unsecured long-term credit facilities (the "Credit Facilities"). The Credit Facilities include a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility").

         On July 25, 2002, Devon renewed and increased its letter of credit and revolving bank facility ("LOC Facility") for its Canadian operations. This C$150 million LOC Facility will be used primarily by Devon's wholly-owned subsidiaries, Devon Canada Corporation and Northstar Energy Corporation, to issue letters of credit. As of July 31, 2002, C$104 million of letters of credit were issued under the LOC Facility primarily for Canadian drilling commitments.

RESULTS OF OPERATIONS

         Total revenues increased $466 million, or 67%, in the second quarter of 2002, and $387 million, or 23%, in the first half of 2002. This was the result of increases in oil, gas and NGL production and an increase in marketing and midstream revenue, partially offset by a decline in the average prices of oil, gas and NGLs. The increases in production and marketing and midstream revenue were primarily the result of the Anderson and Mitchell acquisitions.

         Oil, gas and NGL revenues were up $214 million, or 31%, for the second quarter of 2002 compared to the second quarter of 2001, and were down $5 million for the first half of 2002 compared to the first half of 2001. The three-month and six-month periods comparison of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

                                                                            TOTAL
                                          -------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                          ----------------------------------    -----------------------------------
                                            2002         2001        CHANGE        2002         2001        CHANGE
                                          --------     --------     --------     --------     --------     --------
PRODUCTION
         Oil (MMBbls)                           11            9         +22%           24           18         +33%
         Gas (Bcf)                             199          108         +84%          394          220         +79%
         NGLs (MMBbls)                           6            2        +200%           10            3        +233%
         Oil, Gas and NGLs (MMBoe)(1)           50           29         +72%          100           58         +72%

AVERAGE PRICES
         Oil (Per Bbl)                    $  22.41        23.08          -3%        20.41        23.63         -14%
         Gas (Per Mcf)                        2.83         4.09         -31%         2.62         5.30         -51%
         NGLs (Per Bbl)                      13.61        19.63         -31%        12.97        21.84         -41%
         Oil, Gas and NGLs (Per Boe)(1)      17.87        23.78         -25%        16.58        28.75         -42%

                                                                      ($'S IN MILLIONS)
REVENUES
         Oil                              $    262          209         +25%          495          427         +16%
         Gas                                   564          443         +27%        1,032        1,168         -12%
         NGLs                                   72           32        +125%          127           64         +98%
                                          --------     --------                  --------     --------
         Combined                         $    898          684         +31%        1,654        1,659           --
                                          ========     ========                  ========     ========

                                                                           DOMESTIC
                                          -------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                          ----------------------------------     ----------------------------------
                                            2002         2001        CHANGE        2002         2001        CHANGE
                                          --------     --------     --------     --------     --------     --------
PRODUCTION
         Oil (MMBbls)                            6            6          +0%           13           13          +0%
         Gas (Bcf)                             127           90         +41%          247          185         +34%
         NGLs (MMBbls)                           4            2        +100%            7            3        +133%
         Oil, Gas and NGLs (MMBoe)(1)           31           23         +35%           61           47         +30%

AVERAGE PRICES
         Oil (Per Bbl)                    $  22.32        23.02          -3%        20.81        23.97         -13%
         Gas (Per Mcf)                        2.97         4.27         -30%         2.75         5.56         -50%
         NGLs (Per Bbl)                      12.91        18.82         -31%        12.52        21.01         -40%
         Oil, Gas and NGLs (Per Boe)(1)      18.16        24.48         -26%        17.01        30.05         -43%

                                                                        ($'S IN MILLIONS)
REVENUES
         Oil                              $    148          144          +3%          278          311         -11%
         Gas                                   377          388          -3%          680        1,031         -34%
         NGLs                                   51           28         +82%           86           55         +56%
                                          --------     --------                  --------     --------
         Combined                         $    576          560          +3%        1,044        1,397         -25%
                                          ========     ========                  ========     ========


                                                                           CANADA
                                          -------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                          ----------------------------------     ----------------------------------
                                            2002         2001        CHANGE        2002         2001        CHANGE
                                          --------     --------     --------     --------     --------     --------
PRODUCTION
         Oil (MMBbls)                            4            2        +100%            9            3        +200%
         Gas (Bcf)                              71           16        +344%          144           31        +365%
         NGLs (MMBbls)                           2           --          N/M            3           --          N/M
         Oil, Gas and NGLs (MMBoe)(1)           18            5        +260%           36            8        +350%

AVERAGE PRICES
         Oil (Per Bbl)                    $  22.51        21.72          +4%        19.77        21.67          -9%
         Gas (Per Mcf)                        2.60         3.36         -23%         2.41         4.28         -44%
         NGLs (Per Bbl)                      15.72        27.25         -42%        14.03        28.42         -51%
         Oil, Gas and NGLs (Per Boe)(1)      17.21        20.93         -18%        15.74        24.50         -36%

                                                                      ($'S IN MILLIONS)
REVENUES
         Oil                              $     90           29        +210%          172           57        +202%
         Gas                                   185           52        +256%          348          131        +166%
         NGLs                                   21            4        +425%           41            9        +356%
                                          --------     --------                  --------     --------
         Combined                         $    296           85        +248%          561          197        +185%
                                          ========     ========                  ========     ========

                                                                        INTERNATIONAL
                                          -------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                          ----------------------------------     ----------------------------------
                                            2002         2001        CHANGE        2002         2001        CHANGE
                                          --------     --------     --------     --------     --------     --------
PRODUCTION
         Oil (MMBbls)                            1            1          +0%            2            2          +0%
         Gas (Bcf)                               1            2         -50%            3            4         -25%
         NGLs (MMBbls)                          --           --          N/M           --           --          N/M
         Oil, Gas and NGLs (MMBoe)(1)            1            1          +0%            3            3          +0%

AVERAGE PRICES
         Oil (Per Bbl)                    $  22.55        24.64          -8%        20.55        23.95         -14%
         Gas (Per Mcf)                        1.41         1.45          -3%         1.37         1.39          -1%
         NGLs (Per Bbl)                         --           --          N/M           --           --          N/M
         Oil, Gas and NGLs (Per Boe)(1)      19.54        21.34          -8%        18.08        20.53         -12%

                                                                       ($'S IN MILLIONS)
REVENUES
         Oil                              $     24           36         -33%           45           59         -24%
         Gas                                     2            3         -33%            4            6         -33%
         NGLs                                   --           --          N/M           --           --          N/M
                                          --------     --------                  --------     --------
         Combined                         $     26           39         -33%           49           65         -25%
                                          ========     ========                  ========     ========

----------

(1) Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGL are affected by market and other factors in addition to relative energy content.

          The average sales prices per unit of production shown in the preceding tables include the effect of Devon's hedging activities. Following is a comparison of Devon's average sales prices with and without the effect of hedges for the three-month and six-month periods ended June 30, 2002 and 2001.

                                     WITH HEDGES              WITHOUT HEDGES
                                ---------------------     ---------------------
                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                  2002         2001         2002         2001
                                --------     --------     --------     --------
Oil (per Bbl)                   $  22.41        23.08     $  23.45        23.80
Gas (per Mcf)                   $   2.83         4.09     $   2.86         4.26
NGLs (per Bbl)                  $  13.61        19.63     $  13.61        19.63
Oil, Gas and NGLs (per Boe)     $  17.87        23.78     $  18.18        24.67

                                     WITH HEDGES             WITHOUT HEDGES
                                ---------------------     ---------------------
                                   SIX MONTHS ENDED          SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                  2002         2001         2002         2001
                                --------     --------     --------     --------
Oil (per Bbl)                   $  20.41        23.63     $  20.67        24.41
Gas (per Mcf)                   $   2.62         5.30     $   2.50         5.45
NGLs (per Bbl)                  $  12.97        21.84     $  12.97        21.84
Oil, Gas and NGLs (per Boe)     $  16.58        28.75     $  16.15        29.64

         OIL REVENUES. Oil revenues increased $53 million, or 25%, in the second quarter of 2002. An increase in 2002's production of 2 million barrels caused oil revenues to increase by $61 million. The October 2001 Anderson acquisition and the January 2002 Mitchell acquisition accounted for substantially all of the increased production. The effects of the production increase were partially offset by a $0.67 per barrel decrease in the average price of oil in 2002.

         Oil revenues increased $68 million, or 16%, in the first half of 2002. An increase in production of 6 million barrels, or 33%, caused oil revenues to increase by $146 million. The Anderson and Mitchell acquisitions were primarily responsible for the increased production. The effects of the production increase were partially offset by a $3.22 per barrel decrease in the average price of oil in 2002.

         GAS REVENUES. Gas revenues increased $121 million, or 27%, in the second quarter of 2002. An increase in production of 91 Bcf, or 84%, caused gas revenues to increase by $372 million. The Anderson and Mitchell acquisitions were primarily responsible for the increased production. The effects of the production increase were partially offset by a $1.26 per Mcf decrease in the average gas price in the second quarter of 2002.

         Gas revenues decreased $136 million, or 12%, in the first half of 2002. A $2.68 per Mcf decrease in the average gas price in the first half of 2002 caused revenues to decrease $592 million. The effects of the price decline were partially offset by a production increase of 174 Bcf in the 2002 period. The Anderson and Mitchell acquisitions accounted for substantially all of the increased production.

         NGL REVENUES. NGL revenues increased $40 million in the second quarter of 2002. A 4 million barrel increase in 2002 production caused revenues to increase $72 million. The Anderson and Mitchell acquisitions accounted for substantially all of the increased production. The effects of the production increase were partially offset by a $6.02 per barrel decrease in the average NGL price in the second quarter of 2002.

         NGL revenues increased $63 million in the first half of 2002. A 7 million barrel increase in 2002 production caused revenues to increase $149 million. The Anderson and Mitchell acquisitions were primarily responsible for the increased production. The effects of the production increase were partially offset by an $8.87 per barrel decrease in the average NGL price in the first half of 2002.

         MARKETING AND MIDSTREAM REVENUES. Marketing and midstream revenues increased $252 million and $392 million in the second quarter and first half of 2002, respectively. The Mitchell acquisition included significant marketing and midstream assets which accounted for the increase in revenues.

         PRODUCTION AND OPERATING EXPENSES. The components of production and operating expenses are set forth in the following tables.

                                                                                    TOTAL
                                                     -------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                     ----------------------------------     ----------------------------------
                                                       2002         2001        CHANGE        2002         2001        CHANGE
                                                     --------     --------     --------     --------     --------     --------
                                                                                 ($'S IN MILLIONS)
ABSOLUTE
     Lease operating expenses                        $    166          107         +55%          325          218         +49%
     Transportation costs                                  38           19        +100%           76           36        +111%
     Production taxes                                      35           29         +21%           57           74         -23%
                                                     --------     --------                  --------     --------
         Total production and operating expenses     $    239          155         +54%          458          328         +40%
                                                     ========     ========                  ========     ========

PER BOE
     Lease operating expenses                            3.30         3.74         -12%         3.26         3.78         -14%
     Transportation costs                                0.75         0.64         +16%         0.75         0.62         +21%
     Production taxes                                    0.70         1.03         -32%         0.58         1.28         -55%
                                                     --------     --------                  --------     --------
         Total production and operating expenses     $   4.75         5.41         -12%         4.59         5.68         -19%
                                                     ========     ========                  ========     ========

         Lease operating expenses increased $59 million and $107 million in the second quarter and first half of 2002, respectively. The Anderson and Mitchell acquisitions accounted for $62 million and $123 million of the increases, respectively. The historical Devon lease operating expenses decreased $3 million and $16 million, respectively, due to lower fuel and electricity costs as well as lower third-party field service costs.

         Transportation costs increased $19 million and $40 million in the second quarter and first half of 2002, respectively, primarily due to an increase in gas production from the Anderson and Mitchell acquisitions and increases in transportation costs per unit.

         Production taxes increased $6 million in second quarter of 2002 and decreased $17 million in the first half of 2002. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 3% increase and 25% decrease in domestic oil, gas and NGL revenues in the second quarter and first half of 2002, respectively, were the primary causes of the production tax change.

         MARKETING AND MIDSTREAM COSTS AND EXPENSES. Marketing and midstream costs and expenses increased $210 million and $319 million in the second quarter and first half of 2002, respectively. The Mitchell acquisition included significant marketing and midstream assets which accounted for the increase in costs and expenses.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES ("DD&A"). Oil and gas property related DD&A increased $131 million, or 78%, from $169 million in the second quarter of 2001 to $300 million in the second quarter of 2002. Oil and gas property related DD&A expense increased $127 million due to the 72% increase in combined oil, gas and NGLs production in 2002. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $5.89 per Boe in 2001 to $5.97 per Boe in 2002 caused oil and gas property related DD&A to increase by $4 million.

         Oil and gas property related DD&A increased $257 million, or 76%, from $337 million in the first half of 2001 to $594 million in the first half of 2002. Oil and gas property related DD&A expense increased $246 million due to the 72% increase in combined oil, gas and NGLs production in 2002. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $5.84 per Boe in 2001 to $5.95 per Boe in 2002 caused oil and gas property related DD&A to increase by $11 million.

         Non-oil and gas property DD&A expense increased $16 million from $11 million in the second quarter of 2001 compared to $27 million the second quarter of 2002. Non-oil and gas property DD&A expense increased $29 million from $20 million in the first half of 2001 compared to $49 million the first half of 2002. Depreciation of the marketing and midstream assets acquired in the January 2002 Mitchell acquisitions accounted for the increase.

         GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). Devon's net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the second quarter and first half of 2002 and 2001.

                       THREE MONTHS ENDED            SIX MONTHS ENDED
                            JUNE 30,                     JUNE 30,
                    ----------------------      ----------------------
                      2002          2001          2002          2001
                    --------      --------      --------      --------
                                      (IN MILLIONS)
Gross G&A           $     99            61           190           112
Capitalized G&A          (27)          (23)          (49)          (39)
Reimbursed G&A           (18)          (12)          (37)          (24)
                    --------      --------      --------      --------

Net G&A             $     54            26           104            49
                    ========      ========      ========      ========

         Net G&A increased $28 million and $55 million, or 108% and 112%, in the second quarter and first half of 2002 compared to the same periods of 2001, respectively. Gross G&A increased $38 million and $78 million, or 62% and 70%, in the second quarter and first half of 2002 compared to the same periods of 2001, respectively. The increase in gross expenses in both periods of 2002 was primarily related to the Anderson and Mitchell acquisitions.

         Capitalized G&A increased $4 million and $10 million in the second quarter and first half of 2002, respectively. Reimbursed G&A increased $6 million and $13 million in the second quarter and first half of 2002, respectively. Changes in both of the capitalized and reimbursed amounts were primarily related to the Anderson and Mitchell acquisitions.

         REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES. Under the full cost method of accounting, the net book value of oil and gas properties less related deferred income taxes (the "costs to be recovered"), may not exceed a calculated "full cost ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely, and Devon does not include the effect of hedges in the calculation of the future net revenues. Therefore, the ceiling limitation is not necessarily indicative of the properties' fair value. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense, except as discussed in the following paragraph.

         If, subsequent to the end of the quarter but prior to the applicable financial statements being published, prices increase to levels such that the ceiling would exceed the costs to be recovered, a writedown otherwise indicated at the end of the quarter is not required to be recorded. A writedown indicated at the end of a quarter is also not required if the value of additional reserves proved up on properties after the end of the quarter but prior to the publishing of the financial statements would result in the ceiling exceeding the costs to be recovered, as long as the properties were owned at the end of the quarter.

         An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

         Based on oil and natural gas cash market prices as of June 30, 2002, Devon's Canadian costs to be recovered exceeded the related ceiling value by $371 million. This after-tax amount resulted in a pre-tax reduction of the carrying value of Devon's Canadian oil and gas properties of $651 million in the second quarter of 2002. This reduction was the result of a sharp drop in Canadian gas prices during the last half of June 2002. The June 30, 2002 reference prices used in the Canadian ceiling calculation, expressed in Canadian dollars, were a NYMEX price of C$40.79 per barrel of oil and an AECO price of C$2.17 per Mcf. The cash market prices of natural gas increased during the month of July 2002 prior to Devon's release of its second quarter results, but the increase was not sufficient to offset the entire reduction calculated as of June 30, 2002.

         Under the purchase method of accounting for business combinations, acquired oil and gas properties are recorded at fair value as of the date of purchase. Devon estimates such fair value using its estimates of future oil and gas prices. In contrast, the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely. Accordingly, the resulting value is not necessarily indicative of the fair value of the reserves. The oil and gas properties added from the Anderson acquisition in 2001 were recorded at fair values that were based on expected future oil and gas prices higher than the June 30, 2002, prices used to calculate the ceiling.

         During the second quarter of 2001, Devon elected to discontinue operations in Malaysia, Qatar and on certain properties in Brazil. Accordingly, during the second quarter of 2001, Devon recorded a $77 million charge associated with the impairment of these properties. The after-tax effect of this reduction was $62 million.

         INTEREST EXPENSE. Interest expense increased $113 million and $203 million, or 323% and 294%, in the second quarter and first half of 2002, respectively, due to an increase in the average debt balance outstanding. The average debt balance increased from $1.9 billion in second quarter of 2001 to $8.9 billion in the 2002 quarter. The average debt balance increased from $1.9 billion in the first half of 2001 to $8.6 billion in the first half of 2002. The increase in the average debt balance in the 2002 periods caused interest expense to increase $106 million and $196 million in the second quarter and first half of 2002, respectively. This increase was primarily attributable to the long-term debt issued to complete the Anderson and Mitchell acquisitions.

         The average interest rate on outstanding debt decreased from 6.8% in the 2001 quarter to 6.0% in the 2002 quarter and from 6.8% in the first half of 2001 to 5.9% in the first half of 2002 due to the favorable rates on the borrowings under the $3 billion term loan credit facility. This facility's rates averaged less than 3% during the 2002 periods. The overall rate decrease caused interest expense to decrease $3 million and $8 million in the second quarter and first half of 2002, respectively. Other items included in interest expense that are not related to the debt balance outstanding were $10 million and $15 million higher in the second quarter and first half of 2002, respectively. Of this increase, $8 million related to the early extinguishment of 8.75% senior notes. Items not related to the balance of debt outstanding include facility and agency fees, amortization of costs and other miscellaneous items.

         The following schedule includes the components of interest expense for the second quarter and first half of 2002 and 2001.

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                           ----------------------     ----------------------
                                             2002          2001         2002          2001
                                           --------      --------     --------      --------
                                                             (IN MILLIONS)
Interest based on debt outstanding         $    134            31          252            64
Amortization of discounts                         3             2            6             4
Facility and agency fees                         --            --            1            --
Amortization of capitalized loan costs            2             1            3             1
Capitalized interest                             (1)           --           (2)           (1)
Loss on early debt retirement                     8            --            8            --
Other                                             2             1            4             1
                                           --------      --------     --------      --------

Total interest expense                     $    148            35          272            69
                                           ========      ========     ========      ========

         EFFECTS OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. The devaluation of the Argentine peso resulted in a $3 million and $6 million loss in the second quarter and first half 2002, respectively. Additionally, as a result of the Anderson acquisition, Devon's Canadian subsidiary has $400 million of fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were acquired to the dates of repayment increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt are required to be included in determining net earnings for the period in which the exchange rate changes. The increase in the Canadian-to-U.S. dollar exchange rate from $0.6275 at March 31, 2002 to $0.6585 at June 30, 2002 resulted in a $19 million gain in the second quarter of 2002. The increase in the Canadian-to-U.S. dollar exchange rate from $0.6279 at December 31, 2001 to $0.6585 at June 30, 2002 resulted in an $18 million gain in the first half of 2002.

         INCOME TAXES. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the second quarter of 2002 was a benefit of 53% compared to an expense of 43% in the second quarter of 2001. The estimated effective tax rate was a benefit of 59% in the first half of 2002 compared to an expense of 40% in the first half of 2001. Excluding the effect of the reduction of carrying value of Canadian oil and gas properties, the effective tax rate was 24% and 25% in the second quarter and first half of 2002, respectively.

         The 2002 rate, excluding the Canadian writedown, was lower than the statutory federal tax rate primarily due to the tax benefits of certain foreign deductions. The 2001 rate was higher than the statutory federal tax rate due to the effect of state taxes, goodwill amortization that was not deductible for income tax purposes and the effect of foreign income taxes.

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

         Included as deferred tax assets at June 30, 2002, were approximately $157 million of tax related carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 2002 and 2014, Canadian carryforwards which expire primarily between 2002 and 2008 and minimum tax credits which have no expiration. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2002 and 2010. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. On January 1, 2001, Devon adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. Upon adoption, Devon recorded a net-of-tax cumulative-effect-type adjustment to net earnings of $49 million gain related to the fair value of derivatives that do not qualify as hedges. This gain included $46 million related to the option embedded in the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.

         CAPITAL EXPENDITURES. Approximately $2.6 billion was spent in the first six months of 2002 for capital expenditures. This total includes $1.7 billion related to the January 2002 Mitchell acquisition and $0.8 billion for the acquisition, drilling or development of oil and gas properties. These amounts compare to first half 2001 capital expenditures of $1.0 billion ($1.0 billion of which was related to oil and gas properties).

         OTHER CASH USES. Devon's common stock dividends were $16 million and $13 million in the first half of 2002 and 2001, respectively. Devon also paid $5 million of preferred stock dividends in each of the first six months of 2002 and 2001.

         CAPITAL RESOURCES AND LIQUIDITY. Devon's primary source of liquidity has historically been net cash provided by operating activities ("operating cash flow"). This source has been supplemented as needed by accessing credit lines and commercial paper markets and issuing equity securities and long-term debt securities. In 2002, another major source of liquidity has been sales of oil and gas properties.

         Net cash provided by operating activities ("operating cash flow") continued to be a primary source of capital and liquidity in the first half of 2002. Operating cash flow in the first half of 2002 was $896 million, compared to $1.1 billion in the first half of 2001. The decrease in operating cash flow in the first half of 2002 was primarily caused by the decline in commodity prices and increased expenses, as discussed earlier in this section.

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

         To mitigate some of the risk inherent in oil and natural gas prices, Devon has entered into various fixed-price physical delivery contracts and financial price swap contracts to fix the price to be received for a portion of future oil and natural gas production. Additionally, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. The table below provides the volumes associated with these various arrangements as of July 31, 2002.

                                 Fixed-Price Physical        Price Swap         Price
                                  Delivery Contracts         Contracts         Collars            Total
                                 --------------------        ----------        -------            -----
Oil production (MMBbls)
     2002                                  2                     10                7                19
     2003                                 --                     --                9                 9

Natural gas production (Bcf)
     2002                                 57                    118              174               349
     2003                                 16                     37              195               248
     2004                                 16                     --               18                34

       For the years 2005 through 2011, Devon has fixed-price physical delivery contracts covering Canadian natural gas production ranging from 10 Bcf to 14 Bcf per year. Thereafter, Devon also has Canadian gas volumes subject to fixed-price contracts in the years from 2012 through 2016, but the yearly volumes are less than 1 Bcf.

         By removing the price volatility from the above volumes of oil and natural gas production, Devon has mitigated, but not eliminated, the potential negative effect of declining prices on its operating cash flow.

         Other sources of liquidity are Devon's revolving lines of credit. On June 7, 2002, Devon renewed the $800 million, 364-day portion of its unsecured long-term credit facilities (the "Credit Facilities"). The Credit Facilities include a U.S. facility of $725 million (the "U.S. Facility") and a Canadian facility of $275 million (the "Canadian Facility").

         Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Credit Facilities provide for an annual facility fee of $1.4 million that is payable quarterly.

         The $725 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $525 million. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until June 5, 2003 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. On June 6, 2003, at the end of the Tranche B Revolving Period, Devon may convert the then outstanding balance under the Tranche B facility to a two-year term loan by paying the Agent a fee of 12.5 basis points. The applicable borrowing rate would be at LIBOR plus 125 basis points. On June 30, 2002, there were no borrowings outstanding under the $725 million U.S. Facility. The available capacity under the U.S. Facility, net of commercial paper borrowings as of June 30, 2002, was $410 million.

         Devon may borrow funds under the $275 million Canadian Facility until June 5, 2003 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semiannual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On June 30, 2002, there were no borrowings under the $275 million Canadian facility.

         Under the terms of the Credit Facilities, Devon has the right to reallocate up to $100 million of the unused Tranche B facility maximum credit amount to the Canadian Facility. Conversely, Devon also has the right to reallocate up to $100 million of unused Canadian Facility maximum credit amount to the Tranche B Facility.

         On July 25, 2002, Devon renewed and increased its letter of credit and revolving bank facility ("LOC Facility") for its Canadian operations. This C$150 million LOC Facility will be used primarily by Devon's wholly-owned subsidiaries, Devon Canada Corporation and Northstar Energy Corporation, to issue letters of credit. As of July 31, 2002, C$104 million of letters of credit were issued under the LOC Facility primarily for Canadian drilling commitments.

         Devon also has access to short-term credit under its commercial paper program. Total borrowings under the U.S. Facility and the commercial paper program may not exceed $725 million. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. Devon had $315 million of commercial paper debt outstanding at June 30, 2002, at an interest rate of 2.3%.

         A portion of cash used in the Anderson and Mitchell acquisitions was provided by a $3 billion senior unsecured credit facility. This credit facility, which was entered into in October 2001, has a term of five years. The $3 billion credit facility was fully borrowed upon the closing of the Mitchell acquisition on January 24, 2002. However, as of June 30, 2002, $1.7 billion of the balance outstanding was retired. The primary sources of the repayments were the issuance of $1 billion of debt securities discussed below and $896 million from the sale of certain oil and gas properties. With the proceeds from additional property sales through July 31, 2002, the term loan balance has been further reduced by $153 million. The term loan's balance as of July 31, 2002, was $1.1 billion.

         The remaining balance outstanding as of July 31, 2002 will mature as follows:

                     (In Millions)
                     -------------
April 15, 2006       $         335
October 15, 2006     $         800
                     -------------
                     $       1,135
                     =============

         This $3 billion facility includes various rate options which can be elected by Devon, including a rate based on LIBOR plus a margin. Through June 17, 2002, this margin was fixed at 100 basis points. Thereafter, the margin is based on Devon's debt rating. Based on Devon's current debt rating, the margin after June 17, 2002, is 100 basis points. As of August 1, 2002, the average interest rate on this facility was 2.8%.

         Devon's $1 billion revolving credit facilities and its $3 billion term loan credit facility each contain only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 70% through June 30, 2002, and no more than 65% thereafter. The credit agreements contain definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon's consolidated financial statements. Per the agreements, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of June 30, 2002, Devon's ratio of total funded debt to total capitalization, as defined in its credit agreements, was 56.1%.

         On March 25, 2002, Devon sold $1 billion of 7.95% notes due April 15, 2032. The net proceeds received, after discounts and issuance costs, were $986 million. The debt securities are unsecured and unsubordinated obligations of Devon. The net proceeds were partially used to pay down $820 million on Devon's $3 billion term loan credit facility. The remaining $166 million of net proceeds was used in June 2002 to partially fund the early extinguishment of $175 million of 8.75% senior notes due June 15, 2007. The notes were redeemed at 104.375% of principal, or approximately $183 million.

         During 2002, Devon estimates that it will sell certain oil and gas properties (the "Disposition Properties") for between $1.3 billion and $1.6 billion. The Disposition Properties are predominantly those that are either outside of Devon's core operating areas or otherwise do not fit Devon's current strategic objectives. The Disposition Properties are located in the U.S., Canada and International areas.

         As of July 31, 2002, Devon has closed sales of Disposition Properties totaling $1.3 billion in proceeds. In addition, Devon has identified another $200 million to $300 million of Disposition Properties that could be sold in the second half of the year.

         A summary of Devon's contractual obligations as of June 30, 2002, is provided in the following table.

                                                              PAYMENTS DUE BY YEAR
                                   -------------------------------------------------------------------------
                                                                                          AFTER
                                    2002       2003       2004       2005       2006       2006       TOTAL
                                   ------     ------     ------     ------     ------     ------     -------
                                                                 (IN MILLIONS)
Long-term debt                     $   --         --        651        350      1,418      5,718       8,137
Operating leases                       32         30         22         15         11         14         124
Drilling obligations                  173         17         --         --         --         --         190
Firm transportation agreements         96         90         73         56         48        239         602
                                   ------     ------     ------     ------     ------     ------     -------
     Total                         $  301        137        746        421      1,477      5,971       9,053
                                   ======     ======     ======     ======     ======     ======     =======

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

         The above table does not include $99 million of letters of credit that have been issued by commercial banks on Devon's behalf which, if funded, would become borrowings under Devon's revolving credit facility. Most of these letters of credit have been granted by Devon's financial institutions to support Devon's Canadian drilling commitments. The $8.1 billion of long-term debt shown in the table excludes $105 million of discounts included in the June 30, 2002, book balance of the debt.

REVISIONS TO 2002 ESTIMATES

         On May 15, 2002, Devon filed a Form 10-Q that provided forward-looking estimates for the full year 2002. Revisions to certain of those previous estimates are provided herein to reflect actual year-to-date results.

YEAR 2002 POTENTIAL OPERATING ITEMS

         The estimates related to oil, gas and NGL production, operating costs and DD&A set forth in the following paragraphs are based on estimates for Devon's properties other than those that have been designated for possible sale (See "Property Acquisitions and Divestitures"). Therefore, the following estimates exclude the results of the potential sale properties for the entire year. Also, all of the estimates related to price swaps and costless price collars are as of July 31, 2002.

         OIL, GAS AND NGL PRODUCTION Set forth in the following paragraphs are individual estimates of Devon's oil, gas and NGL production for 2002. On a combined basis, Devon estimates its 2002 oil, gas and NGL production will total between 173.8 and 182.9 MMBoe. Of this total, approximately 92% is estimated to be produced from reserves classified as proved at December 31, 2001.

         OIL PRODUCTION Devon expects its oil production to total between 36.2 and 38.1 MMBbls. Of this total, approximately 95% is estimated to be produced from reserves classified as proved at December 31, 2001. The expected ranges of production by area are as follows:

                                                          (MMBbls)
                                                        ------------
     United States                                      19.8 to 20.8
     Canada                                             14.7 to 15.5
     International                                       1.7 to  1.8

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

                                                         EXPECTED RANGE OF OIL PRICES
                                                            LESS THAN NYMEX PRICE
                                                         ----------------------------
           United States                                      ($3.15) to ($2.15)
           Canada                                             ($5.50) to ($3.50)
           International                                      ($3.90) to ($2.90)

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

         GAS PRODUCTION Devon expects its gas production to total between 720 Bcf and 758 Bcf. Of this total, approximately 90% is estimated to be produced from reserves classified as proved at December 31, 2001. The expected ranges of production are as follows:

                                                       (BCF)
                                                    ----------
       United States                                454 to 478
       Canada                                       266 to 280

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

                     FIRST HALF OF 2002         SECOND HALF OF 2002
                  -----------------------     -----------------------
                   Mcf/DAY      PRICE/Mcf      Mcf/DAY      PRICE/Mcf
                  ---------     ---------     ---------     ---------
United States       298,841     $    2.86       279,091     $    2.94
Canada              209,003     $    2.15       175,986     $    2.11

         GAS PRICES - FLOATING For the natural gas production for which prices have not been fixed, Devon's average prices are expected to differ from the NYMEX price as set forth in the following table. The NYMEX price is determined to be the first-of-month South Louisiana Henry Hub price index as published monthly in Inside FERC.

                                                       EXPECTED RANGE OF GAS PRICES
                                                   GREATER THAN (LESS THAN) NYMEX PRICE
                                                   ------------------------------------
             United States                                  ($0.65) to ($0.15)
             Canada                                         ($0.80) to ($0.30)

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

                                           FIRST HALF OF 2002                        SECOND HALF OF 2002
                                  -------------------------------------     -------------------------------------
                                                 AVERAGE       AVERAGE                     AVERAGE       AVERAGE
                                                  FLOOR        CEILING                      FLOOR        CEILING
                                                PRICE PER     PRICE PER                   PRICE PER     PRICE PER
AREA (RANGE OF FLOOR PRICES)      MMBtu/DAY       MMBtu         MMBtu       MMBtu/DAY       MMBtu         MMBtu
-----------------------------     ---------     ---------     ---------     ---------     ---------     ---------
United States ($3.38 - $3.65)       285,000     $    3.51     $    7.37       285,000     $    3.51     $    7.37
United States ($3.25 - $3.25)            --     $      --     $      --        40,000     $    3.25     $    5.07
United States ($2.95 - $3.05)       130,000     $    3.00     $    4.51            --     $      --     $      --
United States ($2.75 - $2.78)        35,000     $    2.76     $    3.72        35,000     $    2.76     $    3.72
Canada ($3.45 - $3.63)               23,705     $    3.60     $    6.80        23,705     $    3.60     $    6.80
Canada ($3.28 - $3.29)                   --     $      --     $      --        25,011     $    3.28     $    5.09
Canada ($3.10 - $3.23)                9,481     $    3.21     $    4.46            --     $      --     $      --
Canada ($2.63 - $2.90)               34,481     $    2.73     $    3.82        25,000     $    2.65     $    3.60

         NGL PRODUCTION Devon expects its production of NGLs to total between
17.6 million barrels and 18.5 million barrels. Of this total, 98% is estimated to be produced from reserves classified as proved at December 31, 2001. The expected ranges of production are as follows:

                                                    (MMBbls)
                                                  ------------
United States                                     12.9 to 13.6
Canada                                             4.7 to  4.9

         MARKETING AND MIDSTREAM REVENUES AND EXPENSES Devon estimates that 2002 marketing and midstream revenues will be between $966 million and $999 million and marketing and midstream expenses will be between $800 million and $826 million.

         DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") Devon expects its DD&A expense related to non-oil and gas property fixed assets to total between $100 million and $104 million. This range includes $64 million to $68 million related to marketing and midstream assets.

         GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") Devon estimates that consolidated G&A will be between $200 million and $210 million.

         INCOME TAXES Devon estimates that its consolidated financial income tax rate in 2002 will be between 20% and 40%. The current income tax rate is expected to be between 15% and 25%. The deferred income tax rate is expected to be between 5% and 15%. These rates exclude the effects of the Canadian writedown and property sales as discussed in the following paragraph.

         The preceding estimated rates exclude the effect of the second quarter 2002 Canadian reduction of carrying value of oil and gas properties. This reduction resulted in a reduction of pretax income $651 million and a deferred tax benefit of $267 million. These estimated tax rates also exclude the effects of domestic property sales. These domestic property sales result in gains for tax purposes, but there is no corresponding financial gain or loss because Devon follows the full-cost method of accounting. As a result, 2002 current taxes are expected to be increased from $105 million to $115 million for these domestic property sales and deferred taxes are expected to be decreased by the same amount.

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

         Devon recorded writedowns to its Canadian oil and gas properties as of June 30, 2002, after Canadian gas prices dropped sharply during the last half of June 2002. The June 30, 2002, reference prices used in the Canadian ceiling calculation, expressed in Canadian dollars, were a NYMEX price of C$40.79 per barrel of oil and an AECO price of C$2.17 per Mcf of gas. Volatility of oil and gas prices prevents an accurate estimate of whether additional writedowns will occur in future periods.

         PROPERTY ACQUISITIONS AND DIVESTITURES Though Devon has completed several major property acquisitions in recent years, these transactions are opportunity driven. Thus, Devon does not "budget," nor can it reasonably predict, the timing or size of such possible acquisitions, if any, other than the Mitchell acquisition closed on January 24, 2002.

         During 2002, Devon estimates that it will sell certain oil and gas properties (the "Disposition Properties") for between $1.3 billion and $1.6 billion. The Disposition Properties are predominantly those that are either outside of Devon's core operating areas or otherwise do not fit Devon's current strategic objectives. The Disposition Properties are located in the U.S., Canada and International areas.

         As of July 31, 2002, Devon has closed sales of Disposition Properties totaling $1.3 billion in proceeds. In addition, Devon has identified another $200 million to $300 million of Disposition Properties that could be sold in the second half of 2002.

         The estimates of Devon's 2002 results previously set forth in this report and previous reports exclude any results from the Disposition Properties. The Disposition Properties' actual contribution to Devon's 2002 operating results will depend upon when the transactions to sell the Disposition Properties are actually closed. The following table presents Devon's estimates of the Disposition Properties' quarterly operating results. The table also includes estimated third quarter operating results of the $200 to $300 million of various Disposition Properties that, if sold, are expected to close during the second half of 2002.

         The following table includes production and expense estimates from International Disposition Properties. However, if and when these properties are ultimately sold, the financial presentation of the related operating results will differ. Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the International assets to be sold constitute a "component of an entity." As such, in the period in which such International properties are sold, the related operating results are reported as discontinued operations. The prior periods' operating results related to such assets will also be reclassified and reported as discontinued operations. Therefore, upon the sale of these International Disposition Properties, the individual historical amounts for revenues and expenses of these properties are netted and reported as discontinued operations. The results of the domestic and Canadian Disposition Properties will not be presented as discontinued operations due to significant continuing operations in the United States and Canada.

                                                           EXPECTED RANGES
                                           ----------------------------------------------
                                           1ST QUARTER      2ND QUARTER      3RD QUARTER
                                               2002             2002             2002
                                           ------------     ------------     ------------
OIL (MMBbls)
United States                                       1.6              1.6               --
Canada                                              1.1              0.3       0.0 to 0.1
International                                       1.7              0.8       0.4 to 0.5
     Total                                          4.4              2.7       0.4 to 0.6

GAS (Bcf)
United States                                        12               12           0 to 1
Canada                                                5                2           1 to 2
International                                         2                2           1 to 2
     Total                                           19               16           2 to 5

NGLS (MMBbls)
United States                                       0.4              0.3               --
Canada                                              0.1              0.1               --
International                                        --               --               --
     Total                                          0.5              0.4               --

LEASE OPERATING EXPENSES (IN MILLIONS)
United States                              $         22     $         17         $ 0 to 1
Canada                                               10                5           0 to 1
International                                        15                6           3 to 4
     Total                                           47               28           3 to 6

TRANSPORTATION COSTS (IN MILLIONS)
United States                              $          1     $          1               --
Canada                                                1                1               --
International                                        --               --               --
     Total                                            2                2               --

DD&A (IN MILLIONS)
United States                              $         26     $         23         $ 1 to 2
Canada                                                8                4           0 to 1
International                                         8                4           3 to 4
     Total                                           42               31           4 to 7

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

         Devon currently includes estimated costs of dismantlement, removal, site reclamation, and other similar activities in the total costs that are subject to depreciation, depletion, and amortization. Devon does not record a separate asset or liability for such amounts. Devon has not completed the assessment of the impact that adoption of SFAS No. 143 will have on its consolidated financial statements.

         The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. Devon will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003.

         In 1999, Devon recorded a $4 million extraordinary loss related to the early extinguishment of long-term debt. Upon adopting SFAS No. 145 in 2003, this extraordinary loss will be reclassified as interest expense in any presentation of Devon's results that includes the year 1999.

         The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). SFAS No. 146 applies to costs incurred in an "exit activity", which includes, but is not limited to, a restructuring, or a "disposal activity" covered by SFAS No. 144.

         SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Statement No. 146 also establishes that fair value is the objective for initial measurement of the liability.

         The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

         Emerging Issues Task Force Topic 2-03, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10" was issued in June 2002. The Task Force reached a consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. Companies would be required to disclose the gross transaction volumes for those energy trading contracts that are physically settled. The consensus is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods are required to be reclassified to conform to the consensus. Devon has not engaged in material energy trading and risk management activities. Rather Devon has engaged in the marketing of Devon's and third party oil and gas. Should Devon be required to adopt the provisions of EITF 2-03, the result would have reduced gathering, marketing, and processing revenues and expenses. The adoption of the consensus would not have an effect on Devon's net results from operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Devon's 2001 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. The following information updates Devon's commodity price risk exposure as of July 31, 2002, for changes from that disclosed in the 2001 Form 10-K.

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

         Devon's total hedged positions as of July 31, 2002 are set forth in the following tables.

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

                                    OIL PRODUCTION
                  -------------------------------------------------
                    FIRST HALF OF 2002        SECOND HALF OF 2002
                  ----------------------     ----------------------
                  Bbls/DAY     PRICE/Bbl     Bbls/DAY     PRICE/Bbl
                  --------     ---------     --------     ---------
United States       22,000     $   23.85       22,000     $   23.85
Canada               4,350     $   20.33        4,350     $   20.33

                                     GAS PRODUCTION
                  ---------------------------------------------------
                    FIRST HALF OF 2002          SECOND HALF OF 2002
                  -----------------------     -----------------------
                   Mcf/DAY      PRICE/Mcf      Mcf/DAY      PRICE/Mcf
                  ---------     ---------     ---------     ---------
United States       298,841     $    2.86       279,091     $    2.94
Canada               39,009     $    2.17        34,546     $    2.29

                    FIRST HALF OF 2003          SECOND HALF OF 2003
                  -----------------------     -----------------------
                   Mcf/DAY      PRICE/Mcf      Mcf/DAY      PRICE/Mcf
                  ---------     ---------     ---------     ---------
United States       100,000     $    3.42       100,000     $    3.42
Canada                   --     $      --            --     $      --

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

         The floor and ceiling prices in the following tables are weighted averages of all the collars.

                                                  OIL PRODUCTION
                  -------------------------------------------------------------------------------
                            FIRST HALF OF 2002                       SECOND HALF OF 2002
                  -------------------------------------     -------------------------------------
                                 AVERAGE       AVERAGE                     AVERAGE       AVERAGE
                                  FLOOR        CEILING                      FLOOR        CEILING
                                PRICE PER     PRICE PER                   PRICE PER     PRICE PER
                  Bbls/DAY         Bbl           Bbl        Bbls/DAY         Bbl           Bbl
                  ---------     ---------     ---------     ---------     ---------     ---------
United States        20,000     $   23.00     $   28.19        20,000     $   23.00     $   28.19

                           FIRST HALF OF 2003                      SECOND HALF OF 2003
                  ------------------------------------     ------------------------------------
                                AVERAGE       AVERAGE                    AVERAGE       AVERAGE
                                 FLOOR        CEILING                     FLOOR        CEILING
                               PRICE PER     PRICE PER                  PRICE PER     PRICE PER
                  Bbls/DAY        Bbl           Bbl        Bbls/DAY        Bbl            Bbl
                  --------     ---------     ---------     --------     ---------     ---------
United States       13,000     $   21.23     $   27.87       13,000     $   21.23     $   27.87
Canada              13,000     $   21.38     $   27.29       13,000     $   21.38     $   27.29

                                                   GAS PRODUCTION
                  -------------------------------------------------------------------------------
                            FIRST HALF OF 2002                       SECOND HALF OF 2002
                  -------------------------------------     -------------------------------------
                                 AVERAGE       AVERAGE                     AVERAGE       AVERAGE
                                  FLOOR        CEILING                      FLOOR        CEILING
                                PRICE PER     PRICE PER                   PRICE PER     PRICE PER
                  MMBtu/DAY       MMBtu         MMBtu       MMBtu/DAY       MMBtu         MMBtu
                  ---------     ---------     ---------     ---------     ---------     ---------
United States       450,000     $    3.32     $    6.27       360,000     $    3.43     $    6.77
Canada               67,667     $    3.10     $    4.95        73,716     $    3.17     $    5.13

                            FIRST HALF OF 2003                      SECOND HALF OF 2003
                  -------------------------------------     -------------------------------------
                                 AVERAGE       AVERAGE                     AVERAGE       AVERAGE
                                  FLOOR        CEILING                      FLOOR        CEILING
                                PRICE PER     PRICE PER                   PRICE PER     PRICE PER
                  MMBtu/DAY       MMBtu         MMBtu       MMBtu/DAY       MMBtu         MMBtu
                  ---------     ---------     ---------     ---------     ---------     ---------
United States       395,000     $    3.19     $    4.67       395,000     $    3.19     $    4.67
Canada              140,023     $    3.30     $    4.67       140,023     $    3.30     $    4.67

                            FIRST HALF OF 2004                      SECOND HALF OF 2004
                  -------------------------------------     -------------------------------------
                                 AVERAGE       AVERAGE                     AVERAGE       AVERAGE
                                  FLOOR        CEILING                      FLOOR        CEILING
                                PRICE PER     PRICE PER                   PRICE PER     PRICE PER
                  MMBtu/DAY       MMBtu         MMBtu       MMBtu/DAY       MMBtu         MMBtu
                  ---------     ---------     ---------     ---------     ---------     ---------
United States        20,000     $    3.25     $    5.78        20,000     $    3.25     $    5.78
Canada               30,011     $    3.37     $    5.65        30,011     $    3.37     $    5.65

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

         For each of the years 2002 through 2011, Devon has fixed-price gas contracts that cover approximately 51 Bcf, 16 Bcf, 16 Bcf, 14 Bcf, 14 Bcf, 14 Bcf, 14 Bcf, 14 Bcf, 12 Bcf and 10 Bcf, respectively, of Canadian production. Thereafter, Devon also has Canadian gas volumes subject to fixed-price contracts in the years from 2012 through 2016, but the yearly volumes are less than 1 Bcf.

PART II.  OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS

                           None

         ITEM 2.           CHANGES IN SECURITIES

                           None

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                           None

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Devon's annual meeting of stockholders was held in Oklahoma City, Oklahoma at 10:00 a.m. local time, on Thursday May 16, 2002.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

         (c) Out of a total of 156,126,700 shares of Devon's common stock outstanding and entitled to vote, 143,263,196 shares were present at the meeting in person or by proxy, representing approximately 92 percent of the total outstanding. The only matter voted upon at the meeting was the election of four directors to serve on Devon's board of directors until the 2005 annual meeting of stockholders. The vote tabulation with respect to each nominee was as follows:

                                                 AUTHORITY
        NOMINEE                   FOR            WITHHELD
        -------               -----------        ---------
John A. Hill                  142,276,683          986,512
William J. Johnson            142,272,629          990,566
Michael M. Kanovsky           141,590,490        1,672,705
Robert A. Mosbacher, Jr       142,250,355        1,012,839

         ITEM 5.           OTHER INFORMATION

                           None

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K are as follows:

                  Exhibit No.

                   10.1 Seventh Amendment to U.S. Credit Agreement dated June 7, 2002 by and among Registrant, Bank of America, N.A., individually and as administrative agent, and the U.S. Lenders party to this Amendment

                   10.2 Amended and Restated Canadian Credit Agreement dated June 7, 2002 among Northstar Energy Corporation and Devon Canada Corporation, as Canadian Borrowers, Bank of America, N.A. acting through its Canadian Branch, as Administrative Agent, and Certain Financial Institutions, as Lenders

                   10.3 Credit Agreement dated July 25, 2002, by and among Northstar Energy Corporation and Devon Canada Corporation, as Borrowers and RBC Capital Markets, as Arranger and Royal Bank of Canada, as Administrative Agent and Certain Financial Institutions, as Lenders for the Cdn. $140 million credit facility

                   10.4 Letter Agreement dated July 25, 2002, by and among Northstar Energy Corporation and Devon Canada Corporation, as Borrowers and Royal Bank of Canada acting through its Canadian Branch , as Lender for the Cdn. $10 million credit facility

                   99.1 Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   99.2 Certification of William T. Vaughn, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DEVON ENERGY CORPORATION




Date: August 13, 2002                            /s/ Danny J. Heatly
                                                 -------------------------------
                                                 Danny J. Heatly
                                                 Vice President - Accounting

                                INDEX TO EXHIBITS


                   EXHIBIT
                   NUMBER            DESCRIPTION
                   -------           -----------
                   10.1              Seventh Amendment to U.S. Credit Agreement
                                     dated June 7, 2002 by and among Registrant,
                                     Bank of America, N.A., individually and as
                                     administrative agent, and the U.S. Lenders
                                     party to this Amendment

                   10.2              Amended and Restated Canadian Credit
                                     Agreement dated June 7, 2002 among
                                     Northstar Energy Corporation and Devon
                                     Canada Corporation, as Canadian Borrowers,
                                     Bank of America, N.A. acting through its Canadian Branch, as Administrative Agent, and Certain Financial Institutions, as
                                     Lenders

                   10.3 Credit Agreement dated July 25, 2002, by and among Northstar Energy Corporation and Devon Canada Corporation, as Borrowers and
                                     RBC Capital Markets, as Arranger and Royal
                                     Bank of Canada, as Administrative Agent and
                                     Certain Financial Institutions, as Lenders for the Cdn. $140 million credit facility

                   10.4 Letter Agreement dated July 25, 2002, by and among Northstar Energy Corporation and Devon Canada Corporation, as Borrowers and
                                     Royal Bank of Canada acting through its
                                     Canadian Branch , as Lender for the Cdn.
                                     $10 million credit facility

                   99.1              Certification of J. Larry Nichols, Chief
                                     Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                                     Oxley Act of 2002

                   99.2              Certification of William T. Vaughn, Chief
                                     Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                                     Oxley Act of 2002