Form 10-Q
period 2002-09-30
DEVON ENERGY CORP/DE
filed 2002-11-14
CIK 1090012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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


                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         The number of shares outstanding of Registrant's common stock, par value $.10, as of October 31, 2002, was 156,666,000.

                               1 of 56 total pages
                       (Exhibit Index is found at page 50)

                            DEVON ENERGY CORPORATION

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission


                                                                                                     Page No.
                                                                                                     --------

         Part I.   Financial Information
              Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets, September 30, 2002 (Unaudited)                             4
                   and December 31, 2001

                   Consolidated Statements of Operations (Unaudited)                                       5
                   for the Three Months and Nine Months Ended September 30, 2002
                   and 2001

                   Consolidated Statements of Comprehensive Earnings                                       7
                   (Unaudited) for the Three Months and Nine Months Ended
                   September 30, 2002 and 2001

                   Consolidated Statements of Cash Flows (Unaudited)                                       8
                   for the Nine Months Ended September 30, 2002 and 2001

                   Notes to Consolidated Financial Statements                                              9

              Item 2.   Management's Discussion and Analysis of Financial                                 28
                        Condition and Results of Operations

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        44

              Item 4.   Controls and Procedures                                                           44

         Part II.   Other Information
              Item 6.   Exhibits and Reports on Form 8-K                                                  46

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

                            DEVON ENERGY CORPORATION















                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001















                  (FORMING A PART OF FORM 10-Q QUARTERLY REPORT
                   TO THE SECURITIES AND EXCHANGE COMMISSION)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   2002               2001
                                                                              ---------------    ---------------
                                                                                (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                                 $            88                183
    Accounts receivable                                                                   569                494
    Inventories                                                                            33                 23
    Fair value of financial instruments                                                     5                195
    Deferred income taxes                                                                   2                 --
    Income taxes receivable                                                                --                 68
    Assets of discontinued operations                                                      96                335
    Investments and other current assets                                                   43                 45
                                                                              ---------------    ---------------
        Total current assets                                                              836              1,343
                                                                              ---------------    ---------------
Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($2,443 and $1,938 excluded
  from amortization in 2002 and 2001, respectively)                                    18,423             14,944
    Less accumulated depreciation, depletion and amortization                           7,624              6,170
                                                                              ---------------    ---------------
                                                                                       10,799              8,774
Investment in ChevronTexaco Corporation common stock, at fair value                       491                636
Fair value of financial instruments                                                         2                 31
Goodwill                                                                                3,590              2,206
Other assets                                                                              299                194
                                                                              ---------------    ---------------
        Total assets                                                          $        16,017             13,184
                                                                              ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade                                                                             405                432
        Revenues and royalties due to others                                              201                170
    Income taxes payable                                                                   68                 16
    Accrued interest payable                                                               77                102
    Merger related expenses payable                                                        26                  7
    Fair value of financial instruments                                                    87                 15
    Deferred income taxes                                                                  --                 57
    Liabilities of discontinued operations                                                  6                 66
    Accrued expenses and other current liabilities                                        119                 72
                                                                              ---------------    ---------------
        Total current liabilities                                                         989                937
                                                                              ---------------    ---------------
Other liabilities                                                                         285                172
Debentures exchangeable into shares of ChevronTexaco Corporation
  common stock                                                                            659                649
Other long-term debt                                                                    6,987              5,940
Deferred revenue                                                                           --                 51
Fair value of financial instruments                                                        35                 45
Deferred income taxes                                                                   2,529              2,131
Stockholders' equity:
    Preferred stock of $1.00 par value ($100 liquidation value)
        Authorized 4,500,000 shares; issued 1,500,000 in 2002 and 2001                      1                  1
    Common stock of $.10 par value
        Authorized 400,000,000 shares; issued 160,245,000 in 2002 and
         129,886,000 in 2001                                                               16                 13
    Additional paid-in capital                                                          5,165              3,610
    Accumulated deficit                                                                  (158)              (147)
    Accumulated other comprehensive loss                                                 (301)               (28)
    Treasury stock, at cost:  3,754,000 shares in 2002 and 2001                          (190)              (190)
                                                                              ---------------    ---------------
        Total stockholders' equity                                                      4,533              3,259
                                                                              ---------------    ---------------
        Total liabilities and stockholders' equity                            $        16,017             13,184
                                                                              ===============    ===============

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                               ------------------------    ------------------------
                                                                                  2002          2001          2002          2001
                                                                               ----------    ----------    ----------    ----------
                                                                                                   (UNAUDITED)


REVENUES
    Oil sales                                                                  $      218           191           692           595
    Gas sales                                                                         480           303         1,508         1,465
    Natural gas liquids sales                                                          69            30           196            94
    Marketing and midstream revenues                                                  265            12           692            47
                                                                               ----------    ----------    ----------    ----------
        Total revenues                                                              1,032           536         3,088         2,201
                                                                               ----------    ----------    ----------    ----------

PRODUCTION AND OPERATING COSTS AND EXPENSES
    Lease operating expenses                                                          152           111           470           322
    Transportation costs                                                               39            16           115            52
    Production taxes                                                                   25            21            80            94
    Marketing and midstream costs and expenses                                        212             3           559            31
    Depreciation, depletion and amortization of property and equipment                283           195           918           544
    Amortization of goodwill                                                           --             8            --            25
    General and administrative expenses                                                47            28           151            78
    Reduction of carrying value of oil and gas properties                              --            10           651            87
                                                                               ----------    ----------    ----------    ----------
        Total costs and expenses                                                      758           392         2,944         1,233
                                                                               ----------    ----------    ----------    ----------

Earnings from operations                                                              274           144           144           968

OTHER INCOME (EXPENSES)
    Interest expense                                                                 (130)          (36)         (402)         (105)
    Effects of changes in foreign currency exchange rates                             (17)           --            --            --
    Change in fair value of financial instruments                                      21             2            28            (5)
    Other income                                                                        2             5            23            25
                                                                               ----------    ----------    ----------    ----------
        Net other expenses                                                           (124)          (29)         (351)          (85)
                                                                               ----------    ----------    ----------    ----------

Earnings (loss) from continuing operations before income tax expense
    (benefit) and cumulative effect of change in accounting principle                 150           115          (207)          883

INCOME TAX EXPENSE (BENEFIT)
    Current                                                                            36           (35)          122           100
    Deferred                                                                            2            80          (293)          255
                                                                               ----------    ----------    ----------    ----------
        Total income tax expense (benefit)                                             38            45          (171)          355
                                                                               ----------    ----------    ----------    ----------

Earnings (loss) from continuing operations before cumulative effect
    of change in accounting principle                                                 112            70           (36)          528

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes (including (loss)
        gain on disposal of ($55 million) and $43 million in the three-month
        and nine-month periods ended September 30, 2002, respectively)                (48)           25            63            74
    Total income tax expense                                                            2            10             7            30
                                                                               ----------    ----------    ----------    ----------
Net results of discontinued operations                                                (50)           15            56            44
                                                                               ----------    ----------    ----------    ----------

Earnings before cumulative effect of change in accounting principle                    62            85            20           572
Cumulative effect of change in accounting principle, net of income tax
    expense of $32 million                                                             --            --            --            49
                                                                               ----------    ----------    ----------    ----------
Net earnings                                                                           62            85            20           621
Preferred stock dividends                                                               2             2             7             7
                                                                               ----------    ----------    ----------    ----------
Net earnings applicable to common shareholders                                 $       60            83            13           614
                                                                               ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (CONTINUED)


                                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                                    ------------------------   ------------------------
                                                                       2002          2001         2002          2001
                                                                    ----------    ----------   ----------    ----------
                                                                                       (UNAUDITED)

Basic earnings (loss) per average common share outstanding:
    Earnings (loss) from continuing operations                      $     0.70          0.53        (0.28)         4.06
    Earnings (loss) from discontinued operations                         (0.32)         0.12         0.36          0.35
    Cumulative effect of change in accounting principle                     --            --           --          0.38
                                                                    ----------    ----------   ----------    ----------
    Net earnings                                                    $     0.38          0.65         0.08          4.79
                                                                    ==========    ==========   ==========    ==========

Diluted earnings (loss) per average common share outstanding:
    Earnings (loss) from continuing operations                            0.68          0.53        (0.28)         3.94
    Earnings (loss) from discontinued operations                         (0.31)         0.11         0.36          0.33
    Cumulative effect of change in accounting principle                     --            --           --          0.36
                                                                    ----------    ----------   ----------    ----------
    Net earnings                                                    $     0.37          0.64         0.08          4.63
                                                                    ==========    ==========   ==========    ==========

Weighted average common shares outstanding-basic                           156           126          154           128
Weighted average common shares outstanding-diluted                         158           131          154           134

See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (IN MILLIONS)




                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                 ------------------------    ------------------------
                                                                    2002          2001          2002          2001
                                                                 ----------    ----------    ----------    ----------
                                                                                       (UNAUDITED)

Net earnings                                                     $       62            85            20           621

Other comprehensive earnings (loss), net of tax:
    Foreign currency translation adjustments                           (167)          (18)           33           (21)
    Cumulative effect of change in accounting principle                  --            --            --           (37)
    Adjustment to reclassify derivative (gains) losses into
        oil and gas sales                                               (10)           (8)          (51)            7
    Change in fair value of outstanding hedging positions               (43)           64          (167)          105
    Unrealized gains (losses) on marketable securities                  (83)          (25)          (88)            2
                                                                 ----------    ----------    ----------    ----------

Comprehensive earnings (loss)                                    $     (241)           98          (253)          677
                                                                 ==========    ==========    ==========    ==========







See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                           2002             2001
                                                                                       -------------    --------------
                                                                                                 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss) from continuing operations                                     $        (36)            528
     Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
           Depreciation, depletion and amortization of property and equipment                    918             544
           Amortization of goodwill                                                               --              25
           Reduction of carrying value of oil and gas properties                                 651              87
           Amortization of discounts on other long-term debt, net                                 24              18
           Change in fair value of derivative instruments                                        (28)              5
           Deferred income tax expense (benefit)                                                (293)            255
           Operating cash flows of discontinued operations                                       (39)             50
           Gain on sale of assets                                                                 (1)             --
           Other                                                                                  (6)              2
     Changes in assets and liabilities, net of effects of acquisitions of businesses:
              (Increase) decrease in:
                 Accounts receivable                                                             (12)            106
                 Inventories                                                                       6               4
                 Income tax receivable                                                            --              14
                 Other assets                                                                    (21)            (29)
              (Decrease) increase in:
                 Accounts payable                                                                (84)             28
                 Income taxes payable                                                            161             (55)
                 Accrued expenses and other current liabilities                                   (9)            (52)
                 Deferred revenue                                                                (44)            (49)
                 Long-term other liabilities                                                     (11)            (23)
                                                                                        ------------    ------------
                     Net cash provided by operating activities                                 1,176           1,458
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                              1,312              41
     Capital expenditures, including business acquisitions                                    (3,049)         (1,294)
     Discontinued operations                                                                      (8)            (57)
     Increase in other assets                                                                     (4)             --
                                                                                        ------------    ------------
                     Net cash used in investing activities                                    (1,749)         (1,310)
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings of long-term debt, net of issuance costs                         5,506           1,272
     Principal payments on long-term debt                                                     (5,018)         (1,264)
     Issuance of common stock, net of issuance costs                                              19              31
     Repurchase of common stock                                                                   --            (190)
     Dividends paid on common stock                                                              (23)            (20)
     Dividends paid on preferred stock                                                            (7)             (7)
                                                                                        ------------    ------------
                     Net cash provided by (used in) financing activities                         477            (178)
                                                                                        ------------    ------------
Effect of exchange rate changes on cash                                                            1              (1)
                                                                                        ------------    ------------
Net decrease in cash and cash equivalents                                                        (95)            (31)
Cash and cash equivalents at beginning of period                                                 183             194
                                                                                        ------------    ------------
Cash and cash equivalents at end of period                                              $         88             163
                                                                                        ============    ============


See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements and notes thereto of Devon Energy Corporation ("Devon") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon's Current Report on Form 8-K filed October 3, 2002.

         In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. Certain of the 2001 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

                                                                                  (IN MILLIONS,
                                                                                EXCEPT SHARE PRICE)

Calculation and preliminary allocation of purchase price:

  Shares of Devon common stock issued to Mitchell stockholders                                30
  Average Devon stock price                                                      $         50.95
                                                                                 ---------------
  Fair value of common stock issued                                              $         1,512
  Cash paid to Mitchell stockholders, calculated at $31 per outstanding
      common share of Mitchell                                                             1,573
                                                                                 ---------------
  Fair value of Devon common stock and cash to be issued to Mitchell
      stockholders                                                                         3,085
  Plus estimated acquisition costs incurred                                                   90
  Plus fair value of Mitchell employee stock options assumed by Devon                         27
                                                                                 ---------------
      Total purchase price                                                                 3,202

Plus fair value of liabilities assumed by Devon:
  Current liabilities                                                                        177
  Long-term debt                                                                             506
  Other long-term liabilities                                                                129
  Deferred income taxes                                                                      799
                                                                                 ---------------
      Total purchase price plus liabilities assumed                              $         4,813
                                                                                 ===============

Fair value of assets acquired by Devon:
  Current assets                                                                             169
  Proved oil and gas properties                                                            1,535
  Unproved oil and gas properties                                                            639
  Gas services facilities and equipment                                                    1,000
  Other property and equipment                                                                14
  Other assets                                                                                83
  Goodwill (none deductible for income taxes)                                              1,373
                                                                                 ---------------
  Total fair value of assets acquired                                            $         4,813
                                                                                 ===============

Anderson Exploration Ltd. Acquisition

         On October 17, 2001, Devon completed its acquisition of all the common shares of Anderson Exploration Ltd. ("Anderson"). The cost to Devon of acquiring Anderson's outstanding common shares and paying for the intrinsic value of Anderson's outstanding options and appreciation rights was approximately $3.5 billion, which was funded from the sale of $3.0 billion of debt securities and borrowings under a $3.0 billion senior unsecured term loan credit facility (see
Note 3).

Pro Forma Information

         Set forth in the following table is certain unaudited pro forma financial information for the nine-month periods ended September 30, 2002 and 2001. The information for the nine-month periods ended September 30, 2002 and 2001, has been prepared assuming the Anderson acquisition and the Mitchell merger were consummated on January 1, 2001. All pro forma information is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Devon's operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transactions had occurred on January 1, 2001. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transactions.

         The following should be considered in connection with the pro forma financial information presented:

         - On February 12, 2001, Anderson acquired all of the outstanding shares of Numac Energy Inc. The summary unaudited pro forma combined statements of operations do not include any results from Numac's operations prior to February 12, 2001.

         - Devon's historical results of operations for the nine-month period ended September 30, 2001 include $25 million of amortization expense for goodwill related to previous mergers. As of January 1, 2002, in accordance with new accounting pronouncements, such goodwill is no longer amortized, but instead is tested for impairment at least annually. No goodwill amortization expense has been recognized in the pro forma statements of operations for the goodwill related to the Anderson acquisition or the Mitchell merger.

                                                                                      PRO FORMA INFORMATION NINE
                                                                                       MONTHS ENDED SEPTEMBER 30
                                                                                  --------------------------------
                                                                                    (IN MILLIONS, EXCEPT PER SHARE
                                                                                    AMOUNTS AND PRODUCTION VOLUMES)
                                                                                       2002              2001
                                                                                  --------------    --------------
           REVENUES
               Oil sales                                                          $          694               852
               Gas sales                                                                   1,530             2,624
               Natural gas liquids sales                                                     201               247
               Marketing and midstream revenues                                              762             1,002
                                                                                  --------------    --------------
                       Total revenues                                                      3,187             4,725
                                                                                  --------------    --------------

           PRODUCTION AND OPERATING COSTS AND EXPENSES
               Lease operating expenses                                                      474               536
               Transportation costs                                                          118               113
               Production taxes                                                               81               121
               Marketing and midstream costs and expenses                                    624               880
               Depreciation, depletion and amortization of property and                      937               993
                   equipment
               Amortization of goodwill                                                       --                25
               General and administrative expenses                                           156               155
               Reduction of carrying value of oil and gas properties                         651                87
                                                                                  --------------    --------------
                       Total production and operating costs and expenses                   3,041             2,910
                                                                                  --------------    --------------

           Earnings from operations                                                          146             1,815

           OTHER INCOME (EXPENSES)
               Interest expense                                                             (403)             (365)
               Effects of changes in foreign currency exchange rates                          --               (15)
               Change in fair value of financial instruments                                  28               (19)
               Other income                                                                   23                22
                                                                                  --------------    --------------
                       Net other expenses                                                   (352)             (377)
                                                                                  --------------    --------------

           Earnings (loss) from continuing operations before income tax expense
               (benefit) and cumulative effect of change in accounting principle            (206)            1,438


           INCOME TAX EXPENSE (BENEFIT)
               Current                                                                       122               140
               Deferred                                                                     (292)              415
                                                                                  --------------    --------------
                   Total income tax expense (benefit)                                       (170)              555
                                                                                  --------------    --------------

           Earnings (loss) from continuing operations before cumulative effect
               of change in accounting principle                                             (36)              883


           DISCONTINUED OPERATIONS
           Results of discontinued operations before income taxes (including
               gain on disposal of $43 million in 2002)                                       63                74
           Total income tax expense                                                            7                30
                                                                                  --------------    --------------
           Net results of discontinued operations                                             56                44
                                                                                  --------------    --------------

           Earnings before cumulative effect of change in accounting principle                20               927
           Cumulative effect of change in accounting principle                                --                49
                                                                                  --------------    --------------
           Net earnings                                                                       20               976
           Preferred stock dividends                                                           7                 7
                                                                                  --------------    --------------
           Net earnings applicable to common stockholders                         $           13               969
                                                                                  ==============    ==============


                                                                          PRO FORMA INFORMATION
                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                      ------------------------------
                                                                       (IN MILLIONS, EXCEPT PER SHARE
                                                                       AMOUNTS AND PRODUCTION VOLUMES)
                                                                           2002            2001
                                                                      -------------    -------------

Basic earnings (loss) per average common share outstanding:
            Earnings (loss) from continuing operations                 $      (0.28)           5.54
            Earnings from discontinued operations                              0.36            0.28
            Cumulative effect of change in accounting principle                  --            0.31
                                                                       ------------    ------------
            Net earnings                                               $       0.08            6.13
                                                                       ============    ============

Diluted earnings (loss) per average common share outstanding:
            Earnings (loss) from continuing operations                        (0.28)           5.38
            Earnings from discontinued operations                              0.36            0.27
            Cumulative effect of change in accounting principle                  --            0.30
                                                                       ------------    ------------
            Net earnings                                               $       0.08            5.95
                                                                       ============    ============

Weighted average common shares outstanding - basic                              156             158
Weighted average common shares outstanding - diluted                            156             164

Production volumes:
    Oil (MMBbls)                                                                 32              37
    Gas (Bcf)                                                                   586             592
    NGLs (MMBbls)                                                                16              13
    MMBoe                                                                       146             149

3.       LONG-TERM DEBT

$3 Billion Term Loan Credit Facility

         Prior to December 31, 2001, Devon used proceeds of $1 billion of a $3 billion term loan credit facility to partially fund the Anderson acquisition. The remaining $2 billion of availability was utilized upon the closing of the Mitchell acquisition on January 24, 2002. As of September 30, 2002, $1.9 billion of the balance outstanding was retired. The primary sources of the repayments were the issuance of $1 billion of debt securities, of which $0.8 billion was used to pay down debt, and $1.1 billion from the sale of certain oil and gas properties. As of September 30, 2002, the balance outstanding under the term loan credit facility was $1.1 billion at an average rate of 2.8%.

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

Commercial Paper

         As of September 30, 2002, Devon had $78 million of borrowings under its commercial paper program at an average rate of 2.3%. Because Devon has the intent and ability to refinance the balance due with borrowings under its credit facilities, the $78 million outstanding under the commercial paper program was classified as long-term debt on the September 30, 2002 consolidated balance sheet.

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

         The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until June 5, 2003 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. On June 6, 2003, at the end of the Tranche B Revolving Period, Devon may convert the then outstanding balance under the Tranche B facility to a two-year term loan by paying the Agent a fee of 12.5 basis points. The applicable borrowing rate would be at LIBOR plus 125 basis points. On September 30, 2002, there were no borrowings outstanding under the $725 million U.S. Facility. The available capacity under the U.S. Facility as of September 30, 2002, net of commercial paper borrowings and outstanding letters of credit, was $623 million.

         Devon may borrow funds under the $275 million Canadian Facility until June 5, 2003 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semiannual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On September 30, 2002, there were no borrowings under the $275 million Canadian facility.

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

         Devon's $1 billion revolving credit facilities and its $3 billion term loan credit facility each contain only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreements contain definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon's consolidated financial statements. Per the agreements, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of September 30, 2002,

Devon's ratio of total funded debt to total capitalization, as defined in its credit agreements, was 55.8%.

Letter of Credit Facility

         On July 25, 2002, Devon renewed and increased its letter of credit and revolving bank facility ("LOC Facility") for its Canadian operations. This C$150 million LOC Facility will be used primarily by Devon's wholly-owned subsidiaries, Devon Canada Corporation and Northstar Energy Corporation, to issue letters of credit. As of September 30, 2002, C$105 million ($ 66 million converted to U.S. dollars using the September 30, 2002 exchange rate) of letters of credit were issued under the LOC Facility primarily for Canadian drilling commitments.

4.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Devon has periodically entered into oil and gas financial instruments and foreign exchange rate swaps to manage its exposure to oil and gas price volatility. The foreign exchange rate swaps mitigate the effect of volatility in the Canadian-to-U.S. dollar exchange rate on certain Canadian gas revenues that are based on U.S. dollar prices. The hedging instruments are usually placed with counterparties that Devon believes are minimal credit risks. It is Devon's policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers. The oil and gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by Devon.

         As of September 30, 2002, $82 million of net deferred losses on derivative instruments in "accumulated other comprehensive loss" are expected to be reclassified to earnings from operations during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives' losses to earnings from operations are primarily the production and sale of the hedged oil and gas quantities. The maximum term over which Devon is hedging exposures to the variability of cash flows for commodity price risk is 27 months.

         Devon recorded in its statements of operations a gain of $21 million and $2 million in the third quarter of 2002 and 2001, respectively, and a gain of $28 million and a loss of $5 million in the nine-month periods ended September 30, 2002 and 2001, respectively, for the change in fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify as hedges. Included in the three-month periods ended September 30, 2002 and 2001 are a net loss of $3 million and $1 million, respectively, related to such ineffectiveness. Included in the nine-month periods ended September 30, 2002 and 2001 are a net gain of $7 million and a net loss of $1 million, respectively, related to such ineffectiveness. These gains and losses are related to both (i) the ineffectiveness of the various cash flow hedges and (ii) the component of the derivative instrument gain or loss excluded from the assessment of hedge effectiveness.

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

                                                                          FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            2002           2001
                                                                         ------------   ------------
                                                                         (IN MILLIONS, EXCEPT PER
                                                                                 SHARE DATA)

Net earnings applicable to common shareholders, as reported              $         60             83
Add back amortization of goodwill                                                  --              8
                                                                         ------------   ------------
Net earnings applicable to common shareholders, as adjusted              $         60             91
                                                                         ============   ============

Basic earnings per share:
   Net earnings applicable to common shareholders, as reported                   0.38           0.65
   Amortization of goodwill                                                        --           0.06
                                                                         ------------   ------------
   Net earnings applicable to common shareholders, as adjusted           $       0.38           0.71
                                                                         ============   ============

Diluted earnings per share:
   Net earnings applicable to common shareholders, as reported                   0.37           0.64
   Amortization of goodwill                                                        --           0.06
                                                                         ------------   ------------
   Net earnings applicable to common shareholders, as adjusted           $       0.37           0.70
                                                                         ============   ============


                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            2002          2001
                                                                       ------------   ------------
                                                                        (IN MILLIONS, EXCEPT PER
                                                                               SHARE DATA)


Net earnings applicable to common shareholders, as reported            $         13            614
Add back amortization of goodwill                                                --             25
                                                                       ------------   ------------
Net earnings applicable to common shareholders, as adjusted            $         13            639
                                                                       ============   ============

Basic earnings per share:
   Net earnings applicable to common shareholders, as reported                 0.08           4.79
   Amortization of goodwill                                                      --           0.20
                                                                       ------------   ------------
   Net earnings applicable to common shareholders, as adjusted         $       0.08           4.99
                                                                       ============   ============

Diluted earnings per share:
   Net earnings applicable to common shareholders, as reported                 0.08           4.63
   Amortization of goodwill                                                      --           0.19
                                                                       ------------   ------------
   Net earnings applicable to common shareholders, as adjusted         $       0.08           4.82
                                                                       ============   ============


6.       EARNINGS PER SHARE

         The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month periods ended September 30, 2002 and 2001 and the nine-month period ended September 30, 2001. The diluted earnings per share calculations for the nine-month period ended September 30, 2002 produce results that are anti-dilutive as a result of the loss on continuing operations. (The diluted calculation for the nine months ended September 30, 2002 increased the net earnings by $5 million and increased the common shares outstanding by 6 million shares.) Therefore, the diluted earnings per share amounts for the nine-month period ended September 30, 2002 reported in the accompanying consolidated statements of operations are the same as the basic earnings per share amounts.



                                                          NET EARNINGS                    NET
                                                           APPLICABLE      COMMON       EARNINGS
                                                           TO COMMON       SHARES         PER
                                                          STOCKHOLDERS   OUTSTANDING     SHARE
                                                          ------------   -----------   -----------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)


THREE MONTHS ENDED SEPTEMBER 30, 2002:
Basic earnings per share                                   $       60            156    $     0.38
                                                                                        ==========

Dilutive effect of potential common shares issuable
   upon the exercise of outstanding stock options                  --              2
                                                           ----------     ----------

Diluted earnings per share                                 $       60            158    $     0.37
                                                           ==========     ==========    ==========



                                                                 NET EARNINGS                      NET
                                                                  APPLICABLE      COMMON         EARNINGS
                                                                   TO COMMON      SHARES           PER
                                                                 STOCKHOLDERS   OUTSTANDING       SHARE
                                                                 ------------   ------------   ------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED SEPTEMBER 30, 2001:
Basic earnings per share                                                   83            126           0.65
                                                                                               ============

   Dilutive effect of:
   Potential common shares issuable upon conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $1)                             2              4

   Potential common shares issuable upon the exercise
   of outstanding stock options                                            --              1
                                                                 ------------   ------------

Diluted earnings per share                                       $         85            131   $       0.64
                                                                 ============   ============   ============

NINE MONTHS ENDED SEPTEMBER 30, 2001:
Basic earnings per share                                                  614            128           4.79
                                                                                               ============

   Dilutive effect of:
   Potential common shares issuable upon the conversion
   of senior convertible debentures (the increase in net
   earnings is net of income tax expense of $4)                             7              4

   Potential common shares issuable upon the
   exercise of outstanding stock options                                   --              2
                                                                 ------------   ------------

  Diluted earnings per share                                     $        621            134   $       4.63
                                                                 ============   ============   ============

         The senior convertible debentures were not included in the dilution calculation for the three-month period ended September 30, 2002, because the inclusion was anti-dilutive.

         Options to purchase approximately 3.3 million shares of Devon's common stock with exercise prices ranging from $44.60 per share to $89.66 per share (with a weighted average price of $53.89 per share) were outstanding at September 30, 2002, but were not included in the computation of diluted earnings per share for the third quarter of 2002 because the options' exercise prices exceeded the average market price of Devon's common stock during the period. Similarly, options to purchase approximately 3.0 million shares of Devon's common stock with exercise prices ranging from $45.49 per share to $89.66 per share (with a weighted average price of $55.58 per share) were excluded from the diluted earnings per share calculation for the third quarter of 2001. The excluded options for the 2002 period expire between November 30, 2002 and May 16, 2012.

         All options to purchase Devon common stock were excluded from the diluted earnings per share calculations for the first nine months of 2002 because of the anti-dilutive effect of such options. Options to purchase approximately 1.1 million shares of Devon's common stock with exercise prices ranging from $52.39 per share to $89.66 per share (with a weighted average price of $63.44 per share) were excluded from the diluted earnings per share calculation for the first nine months of 2001.

7. REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES

         Under the full cost method of accounting, the net book value of oil and gas properties less related deferred income taxes (the "costs to be recovered") may not exceed a calculated "full cost ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from oil and gas properties plus the cost of properties not subject to amortization. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely, and Devon does not include the effect of hedges in the calculation of the future net revenues. Therefore, the ceiling limitation is not necessarily indicative of the properties' fair value. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense.

         An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

         Based on oil and natural gas cash market prices as of June 30, 2002, Devon's Canadian costs to be recovered exceeded the related ceiling value by $371 million. This after-tax amount resulted in a pre-tax reduction of the carrying value of Devon's Canadian oil and gas properties of $651 million in the second quarter of 2002. This reduction was the result of a sharp drop in Canadian gas prices during the last half of June 2002. The June 30, 2002, reference prices used in the Canadian ceiling calculation, expressed in Canadian dollars based on an exchange ratio of $0.6585, were a NYMEX price of C$40.79 per barrel of oil and an AECO price of C$2.17 per Mcf of gas. The cash market prices of natural gas increased during the month of July 2002 prior to Devon's release of its second quarter results, but the increase was not sufficient to offset the entire reduction calculated as of June 30.

8. DISCONTINUED OPERATIONS

         Effective January 1, 2002, Devon was required to adopt SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).

         On April 18, 2002, Devon, sold its Indonesian operations to PetroChina Company Limited for total cash consideration of $250 million. In accordance with SFAS No. 144, Devon has reclassified the assets, liabilities and results of its Indonesian operations, which were included in Devon's International segment, as discontinued operations for each of the periods presented.

         On August 13, 2002, Devon announced that it had entered into an agreement to sell its operations in Argentina to Petroleo Brasileiro S.A. - Petrobras. The purchase price was approximately $90 million. Devon completed this sale in October 2002. In accordance with SFAS No. 144, Devon has recognized a loss in the third quarter of 2002 of $55 million from the divestiture, and has reclassified the assets, liabilities and results of its Argentine operations, which were included in Devon's International segment, as discontinued operations for each of the periods presented.

         The following tables include the major classes of assets and liabilities and the revenues that were reclassified.

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                    2002              2001
                                                               ---------------   ---------------
                                                                       (IN MILLIONS)
MAJOR CLASSES OF ASSETS AND LIABILITIES
Cash                                                           $            16                10
Accounts receivable                                                          6                43
Inventories                                                                  3                18
Other current assets                                                        --                 2
Property and equipment, net of accumulated depreciation,
   depletion and amortization                                               53               254
Other assets                                                                18                 8
                                                               ---------------   ---------------
    Total assets                                               $            96               335
                                                               ===============   ===============

Accounts payable - trade                                                     3                33
Income taxes payable                                                         2                14
Accrued expense                                                              1                 1
Other liabilities                                                           --                 7
Deferred income taxes                                                       --                11
                                                               ---------------   ---------------
    Total liabilities                                          $             6                66
                                                               ===============   ===============

                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                      ---------------------------   ---------------------------
                                           2002          2001           2002           2001
                                      ------------   ------------   ------------   ------------
                                                          (IN MILLIONS)

REVENUES
Oil sales                             $         14             43             61            128
Gas sales                                        2              4              6             10
NGL sales                                       --             --              1             --
                                      ------------   ------------   ------------   ------------
   Total revenues                     $         16             47             68            138
                                      ============   ============   ============   ============

9.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments (refunds) for interest and income taxes in the first nine months of 2002 and 2001 are presented below:

                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              -------------------------

                                                                                  2002           2001
                                                                              ----------      ---------
                                                                                     (IN MILLIONS)

Interest paid                                                               $    427                 96
Income taxes paid (refunded)                                                     (41)               157

         The 2002 Mitchell acquisition involved non-cash consideration as presented below:

                                                                                   2002
                                                                              -------------
                                                                              (IN MILLIONS)

         Value of common stock issued                                           $   1,512
         Employee stock options assumed                                                27
         Liabilities assumed                                                          812
         Deferred tax liability created                                               799
                                                                                ---------

         Assets acquired with non-cash consideration                            $   3,150
                                                                                =========

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


                                                                                                  INTER-
                                                                     U.S.        CANADA          NATIONAL        TOTAL
                                                                ------------   ------------    ------------   ------------

                                                                                         (IN MILLIONS)
AS OF SEPTEMBER 30, 2002:

Current assets                                                  $        440            198             198            836
Property and equipment, net of accumulated depreciation,
  depletion and amortization                                           6,836          3,459             504         10,799
Investment in ChevronTexaco Corporation common stock                     491             --              --            491
Goodwill, net of amortization                                          1,583          1,938              69          3,590
Other assets                                                             267             34              --            301
                                                                ------------   ------------    ------------   ------------
          Total assets                                          $      9,617          5,629             771         16,017
                                                                ============   ============    ============   ============

Current liabilities                                                      421            438             130            989
Other liabilities                                                        270              9               6            285
Debentures exchangeable into shares of ChevronTexaco
  Corporation common stock                                               659             --              --            659
Other long-term debt                                                   2,873          4,114              --          6,987
Fair value of derivative instruments                                      27              8              --             35
Deferred income taxes                                                  1,415          1,072              42          2,529
Stockholders' equity                                                   3,952            (12)            593          4,533
                                                                ------------   ------------    ------------   ------------
          Total liabilities and stockholders' equity            $      9,617          5,629             771         16,017
                                                                ============   ============    ============   ============


                                                                                                      INTER-
                                                                       U.S.            CANADA         NATIONAL          TOTAL
                                                                    ------------    ------------    ------------    ------------
                                                                                            (IN MILLIONS)
THREE MONTHS ENDED SEPTEMBER 30, 2002:

REVENUES
   Oil sales                                                        $        119              83              16             218
   Gas sales                                                                 328             152              --             480
   Natural gas liquids sales                                                  48              21              --              69
   Marketing and midstream revenues                                          262               3              --             265
                                                                    ------------    ------------    ------------    ------------
          Total revenues                                                     757             259              16           1,032
                                                                    ------------    ------------    ------------    ------------

PRODUCTION AND OPERATING COSTS AND EXPENSES
   Lease operating expenses                                                   85              64               3             152
   Transportation costs                                                       25              14              --              39
   Production taxes                                                           23               2              --              25
   Marketing and midstream costs and expenses                                211               1              --             212
   Depreciation, depletion and amortization of property
     and equipment                                                           200              82               1             283
   General and administrative expenses                                        36               9               2              47
                                                                    ------------    ------------    ------------    ------------
          Total production and operating costs and expenses                  580             172               6             758
                                                                    ------------    ------------    ------------    ------------

Earnings from operations                                                     177              87              10             274

OTHER INCOME (EXPENSES)
   Interest expense                                                          (57)            (72)             (1)           (130)
   Effects of changes in foreign currency exchange rates                      --             (17)             --             (17)
   Change in fair value of financial instruments                              27              (6)             --              21
   Other income                                                               (2)              3               1               2
                                                                    ------------    ------------    ------------    ------------
          Net other expenses                                                 (32)            (92)             --            (124)
                                                                    ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations before income
   tax expense                                                               145              (5)             10             150

INCOME TAX EXPENSE
   Current                                                                    32               2               2              36
   Deferred                                                                    1              --               1               2
                                                                    ------------    ------------    ------------    ------------
          Total income tax expense                                            33               2               3              38
                                                                    ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations                                   112              (7)              7             112

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes                    --              --             (48)            (48)
    Total income tax expense                                                  --              --               2               2
                                                                    ------------    ------------    ------------    ------------
    Net results of discontinued operations                                    --              --             (50)            (50)
                                                                    ------------    ------------    ------------    ------------

Net earnings (loss)                                                          112              (7)            (43)             62
Preferred stock dividends                                                      2              --              --               2
                                                                    ------------    ------------    ------------    ------------
Net earnings (loss) applicable to common shareholders               $        110              (7)            (43)             60
                                                                    ============    ============    ============    ============

Capital expenditures                                                $        325             129              30             484
                                                                    ============    ============    ============    ============


                                                                                                      INTER-
                                                                        U.S.          CANADA          NATIONAL          TOTAL
                                                                    ------------    ------------    ------------    ------------
                                                                                           (IN MILLIONS)
THREE MONTHS ENDED SEPTEMBER 30, 2001:

REVENUES
   Oil sales                                                        $        148              28              15             191
   Gas sales                                                                 269              34              --             303
   Natural gas liquids sales                                                  27               3              --              30
   Marketing and midstream revenues                                           10               2              --              12
                                                                    ------------    ------------    ------------    ------------
          Total revenues                                                     454              67              15             536
                                                                    ------------    ------------    ------------    ------------

PRODUCTION AND OPERATING COSTS AND EXPENSES
   Lease operating expenses                                                   90              17               4             111
   Transportation costs                                                       13               3              --              16
   Production taxes                                                           20               1              --              21
   Marketing and midstream costs and expenses                                  3              --              --               3
   Depreciation, depletion and amortization of property
     and equipment                                                           168              21               6             195
   Amortization of goodwill                                                    8              --              --               8
   General and administrative expenses                                        24               1               3              28
   Reduction of carrying value of oil and gas properties                      --              --              10              10
                                                                    ------------    ------------    ------------    ------------
          Total production and operating costs and expenses                  326              43              23             392
                                                                    ------------    ------------    ------------    ------------

Earnings (loss) from operations                                              128              24              (8)            144

OTHER INCOME (EXPENSES)
   Interest expense                                                          (35)             (1)             --             (36)
   Change in fair value of financial instruments                               3              (1)             --               2
   Other income (expense)                                                     --              --               5               5
                                                                    ------------    ------------    ------------    ------------
Net other income (expenses)                                                  (32)             (2)              5             (29)
                                                                    ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations before income                      96              22              (3)            115
    tax expense (benefit)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                                   (28)              1              (8)            (35)
   Deferred                                                                   60              12               8              80
                                                                    ------------    ------------    ------------    ------------
          Total income tax expense (benefit)                                  32              13              --              45
                                                                    ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations                                    64               9              (3)             70

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes                    --              --              25              25
    Total income tax expense                                                  --              --              10              10
                                                                    ------------    ------------    ------------    ------------
    Net results of discontinued operations                                    --              --              15              15
                                                                    ------------    ------------    ------------    ------------

Net earnings                                                                  64               9              12              85
Preferred stock dividends                                                      2              --              --               2
                                                                    ------------    ------------    ------------    ------------
Net earnings applicable to common shareholders                      $         62               9              12              83
                                                                    ============    ============    ============    ============

Capital expenditures                                                $        277              44              --             321
                                                                    ============    ============    ============    ============


                                                                                                     INTER-
                                                                        U.S.            CANADA       NATIONAL          TOTAL
                                                                    ------------    ------------    ------------    ------------
                                                                                          (IN MILLIONS)

NINE MONTHS ENDED SEPTEMBER 30, 2002:

REVENUES

   Oil sales                                                        $        397             255              40             692
   Gas sales                                                               1,008             500              --           1,508
   Natural gas liquids sales                                                 134              62              --             196
   Marketing and midstream revenues                                          682              10              --             692
                                                                    ------------    ------------    ------------    ------------
          Total revenues                                                   2,221             827              40           3,088
                                                                    ------------    ------------    ------------    ------------

PRODUCTION AND OPERATING COSTS AND EXPENSES
   Lease operating expenses                                                  272             187              11             470
   Transportation costs                                                       73              42              --             115
   Production taxes                                                           75               5              --              80
   Marketing and midstream costs and expenses                                554               5              --             559
   Depreciation, depletion and amortization of property
     and equipment                                                           624             290               4             918
   General and administrative expenses                                       113              27              11             151
   Reduction of carrying value of oil and gas properties                      --             651              --             651
                                                                    ------------    ------------    ------------    ------------
          Total production and operating costs and expenses                1,711           1,207              26           2,944
                                                                    ------------    ------------    ------------    ------------

Earnings (loss) from operations                                              510            (380)             14             144

OTHER INCOME (EXPENSES)
   Interest expense                                                         (179)           (220)             (3)           (402)
   Change in fair value of financial instruments                              32              (4)             --              28
   Other income                                                               13               5               5              23
                                                                    ------------    ------------    ------------    ------------
          Net other income (expenses)                                       (134)           (219)              2            (351)
                                                                    ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations before income
    tax expense (benefit)                                                    376            (599)             16            (207)

INCOME TAX EXPENSE (BENEFIT)
   Current                                                                   106              11               5             122
   Deferred                                                                  (41)           (256)              4            (293)
                                                                    ------------    ------------    ------------    ------------
          Total income tax expense (benefit)                                  65            (245)              9            (171)
                                                                    ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations                                   311            (354)              7             (36)

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes                    --              --              63              63
    Total income tax expense                                                  --              --               7               7
                                                                    ------------    ------------    ------------    ------------
    Net results of discontinued operations                                    --              --              56              56
                                                                    ------------    ------------    ------------    ------------

Net earnings (loss)                                                          311            (354)             63              20
Preferred stock dividends                                                      7              --              --               7
                                                                    ------------    ------------    ------------    ------------
Net earnings (loss) applicable to common shareholders               $        304            (354)             63              13
                                                                    ============    ============    ============    ============

Capital expenditures, including acquisitions of businesses          $      2,549             425              75           3,049
                                                                    ============    ============    ============    ============


                                                                                                         INTER-
                                                                           U.S.          CANADA          NATIONAL          TOTAL
                                                                       ------------    ------------    ------------    ------------
                                                                                                  (IN MILLIONS)
NINE MONTHS ENDED SEPTEMBER 30, 2001:
REVENUES
   Oil sales                                                           $        459              85              51             595
   Gas sales                                                                  1,300             165              --           1,465
   Natural gas liquids sales                                                     82              12              --              94
   Marketing and midstream revenues                                              40               7              --              47
                                                                       ------------    ------------    ------------    ------------
          Total revenues                                                      1,881             269              51           2,201
                                                                       ------------    ------------    ------------    ------------

PRODUCTION AND OPERATING COSTS AND EXPENSES
   Lease operating expenses                                                     258              49              15             322
   Transportation costs                                                          43               9              --              52
   Production taxes                                                              93               2              (1)             94
   Marketing and midstream costs and expenses                                    28               3              --              31
   Depreciation, depletion and amortization of property
     and equipment                                                              464              60              20             544
   Amortization of goodwill                                                      25              --              --              25
   General and administrative expenses                                           69               5               4              78
   Reduction of carrying value of oil and gas properties                         --              --              87              87
                                                                       ------------    ------------    ------------    ------------
          Total production and operating costs and expenses                     980             128             125           1,233
                                                                       ------------    ------------    ------------    ------------

Earnings (loss) from operations                                                 901             141             (74)            968

OTHER INCOME (EXPENSES)
   Interest expense                                                            (100)             (4)             (1)           (105)
   Change in fair value of financial instruments                                 (4)             (1)             --              (5)
   Other income                                                                  20              (2)              7              25
                                                                       ------------    ------------    ------------    ------------
Net other income (expenses)                                                     (84)             (7)              6             (85)
                                                                       ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations before income tax expense
   (benefit) and cumulative effect of change in accounting principle            817             134             (68)            883

INCOME TAX EXPENSE (BENEFIT)
   Current                                                                      104               2              (6)            100
   Deferred                                                                     201              57              (3)            255
                                                                       ------------    ------------    ------------    ------------
          Total income tax expense (benefit)                                    305              59              (9)            355
                                                                       ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations before cumulative
   effect of change in accounting principle                                     512              75             (59)            528

DISCONTINUED OPERATIONS
    Results of discontinued operations before income taxes                       --              --              74              74
    Total income tax expense                                                     --              --              30              30
                                                                       ------------    ------------    ------------    ------------
    Net results of discontinued operations                                       --              --              44              44
                                                                       ------------    ------------    ------------    ------------

Earnings (loss) before cumulative effect of change in
   accounting principle                                                         512              75             (15)            572
Cumulative effect of change in accounting principle                              49              --              --              49
                                                                       ------------    ------------    ------------    ------------
Net earnings (loss)                                                             561              75             (15)            621
Preferred stock dividends                                                         7              --              --               7
                                                                       ------------    ------------    ------------    ------------
Net earnings (loss) applicable to common shareholders                  $        554              75             (15)            614
                                                                       ============    ============    ============    ============

Capital expenditures, including acquisitions of businesses             $      1,074             154              66           1,294
                                                                       ============    ============    ============    ============

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

         Certain of Devon's subsidiaries acquired in the 1999 merger with PennzEnergy Company are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of September 30, 2002, Devon's consolidated balance sheet included $9 million of non-current accrued liabilities, reflected in "Other liabilities," related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Devon's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Devon's monetary exposure is not expected to be material.

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

12. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be fair value, defined as "the price that an entity would have to pay a willing third party of comparable credit standing to assume the liability in a current transaction other than in a forced or liquidation sale." Devon expects that it will use a valuation technique such as present value of expected cash outflows to estimate fair value.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses material changes in results of operations for the three- month and nine-month periods ended September 30, 2002, compared to the three-month and nine-month periods ended September 30, 2001, and in financial condition since December 31, 2001. It is presumed that readers have read or have access to Devon's 2001 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         Devon recorded net earnings for the third quarter of 2002 of $62 million, or $0.38 per share. This compares to net earnings of $85 million, or $0.65 per share for the third quarter of 2001. Net earnings for the first nine months of 2002 were $20 million, or $0.08 per share. This compares to net earnings for the first nine months of 2001 of $621 million, or $4.79 per share. The decrease in third quarter net earnings was due to the effect of the discontinued operations. The decrease in the first nine months' net earnings was due to a decline in oil, natural gas and NGL prices and increases in expenses, including a $651 million reduction of carrying value of Canadian oil and gas properties. These negative effects in both periods were partially offset by an increase in production from the Anderson and Mitchell acquisitions. Additionally, the nine month period ended September 30, 2002, benefited from a net gain from discontinued operations.

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

RESULTS OF OPERATIONS

         Total revenues increased $495 million, or 92%, in the third quarter of 2002, and $887 million, or 40%, in the first nine months of 2002. This was the result of increases in oil, gas and NGL production and an increase in marketing and midstream revenue, partially offset by a decline in the combined average price of oil, gas and NGLs. The increases in production and marketing and midstream revenues were primarily the result of the Anderson and Mitchell acquisitions.

         Oil, gas and NGL revenues were up $243 million, or 46%, for the third quarter of 2002 compared to the third quarter of 2001, and were up $242 million, or 11%, for the first nine months of 2002 compared to the first nine months of 2001. The three-month and nine-month periods comparison of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)


                                                                             TOTAL
                                           ---------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                           ------------------------------------   ------------------------------------
                                              2002         2001        CHANGE       2002          2001        CHANGE
                                           ----------   ----------   ----------   ----------   ----------   ----------

PRODUCTION
         Oil (MMBbls)                               9            8         +13%           32           25         +28%
         Gas (Bcf)                                185          111         +66%          576          327         +76%
         NGLs (MMBbls)                              5            2        +150%           15            5        +200%
         Oil, Gas and NGLs (MMBoe)1                45           29         +55%          143           85         +68%

AVERAGE PRICES
         Oil (Per Bbl)                     $    23.72        22.36          +6%        21.39        23.25          -8%
         Gas (Per Mcf)                           2.59         2.73          -5%         2.62         4.48         -42%
         NGLs (Per Bbl)                         14.10        15.75         -11%        13.35        19.44         -31%
         Oil, Gas and NGLs (Per Boe)1           17.07        18.11          -6%        16.75        25.37         -34%

                                                                        ($'S IN MILLIONS)
REVENUES
         Oil                               $      218          191         +14%          692          595         +16%
         Gas                                      480          303         +58%        1,508        1,465          +3%
         NGLs                                      69           30        +130%          196           94        +109%
                                           ----------   ----------                ----------   ----------
         Combined                          $      767          524         +46%        2,396        2,154         +11%
                                           ==========   ==========                ==========   ==========



                                                                          DOMESTIC
                                           ---------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                           ------------------------------------   ------------------------------------
                                               2002        2001        CHANGE        2002         2001        CHANGE
                                           ----------   ----------   ----------   ----------   ----------   ----------


PRODUCTION
         Oil (MMBbls)                               6            7         -14%           19           20          -5%
         Gas (Bcf)                                118           95         +24%          365          280         +30%
         NGLs (MMBbls)                              4            2        +100%           11            5        +120%
         Oil, Gas and NGLs (MMBoe)(1)              30           25         +20%           91           72         +26%

AVERAGE PRICES
         Oil (Per Bbl)                     $    23.48        22.32          +5%        21.55        23.41          -8%
         Gas (Per Mcf)                           2.77         2.82          -2%         2.76         4.63         -40%
         NGLs (Per Bbl)                         12.98        15.24         -15%        12.68        18.69         -32%
         Oil, Gas and NGLs (Per Boe)(1)         17.39        18.29          -5%        17.13        26.01         -34%

                                                                        ($'S IN MILLIONS)
REVENUES
         Oil                               $      119          148         -19%          397          459         -13%
         Gas                                      328          269         +22%        1,008        1,300         -23%
         NGLs                                      48           27         +78%          134           82         +63%
                                           ----------   ----------                ----------   ----------
         Combined                          $      495          444         +11%        1,539        1,841         -16%
                                           ==========   ==========                ==========   ==========



                                                                            CANADA
                                           ---------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                           ------------------------------------   ------------------------------------
                                               2002        2001        CHANGE        2002         2001        CHANGE
                                           ----------   ----------   ----------   ----------   ----------   ----------

PRODUCTION
         Oil (MMBbls)                               3            1        +200%           12            4        +200%
         Gas (Bcf)                                 67           16        +319%          211           47        +349%
         NGLs (MMBbls)                              1           --          N/M            4           --          N/M
         Oil, Gas and NGLs (MMBoe)(1)              15            4        +275%           51           12        +325%

AVERAGE PRICES
         Oil (Per Bbl)                     $    24.07        21.95         +10%        20.98        21.75          -4%
         Gas (Per Mcf)                           2.28         2.16          +5%         2.37         3.57         -34%
         NGLs (Per Bbl)                         17.54        21.72         -19%        15.06        26.37         -43%
         Oil, Gas and NGLs (Per Boe)(1)         16.22        16.17          +0%        15.89        21.73         -27%

                                                                        ($'S IN MILLIONS)
REVENUES
         Oil                               $       83           28        +196%          255           85        +200%
         Gas                                      152           34        +347%          500          165        +203%
         NGLs                                      21            3        +600%           62           12        +416%
                                           ----------   ----------                ----------   ----------
         Combined                          $      256           65        +293%          817          262        +212%
                                           ==========   ==========                ==========   ==========

---------------

(1) Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGL are affected by market and other factors in addition to relative energy content.

         In addition to the volumes included in the prior tables for domestic and Canadian production, in the third quarter of 2002 and 2001, Devon also produced 651,000 and 631,000 barrels of oil, respectively, in its International division. The oil revenues generated by this production were $16 million and $15 million, respectively. In the first nine months of 2002 and 2001, Devon also produced 1,518,000 and 2,078,000 barrels of oil, respectively, in its International division. The oil revenues generated by this production were $40 million and $51 million, respectively.

         The average sales prices per unit of production shown in the preceding tables include the effect of Devon's hedging activities. Following is a comparison of Devon's average sales prices with and without the effect of hedges for the three-month and nine-month periods ended September 30, 2002 and 2001.

                                          WITH HEDGES                  WITHOUT HEDGES
                                   ---------------------------   ---------------------------
                                       THREE MONTHS ENDED             THREE MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                        2002          2001           2002           2001
                                   ------------   ------------   ------------   ------------

Oil (per Bbl)                      $      23.72          22.36   $      25.27          23.03
Gas (per Mcf)                              2.59           2.73           2.46           2.61
NGLs (per Bbl)                            14.10          15.75          14.10          15.75
Oil, Gas and NGLs (per Boe)               17.07          18.11          16.83          17.90



                                           WITH HEDGES                 WITHOUT HEDGES
                                   ---------------------------   ---------------------------
                                        NINE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                       2002           2001           2002          2001
                                   ------------   ------------   ------------   ------------
Oil (per Bbl)                      $      21.39          23.25   $      22.08          24.04
Gas (per Mcf)                              2.62           4.48           2.49           4.61
NGLs (per Bbl)                            13.35          19.44          13.35          19.44
Oil, Gas and NGLs (per Boe)               16.75          25.37          16.38          26.10

         OIL REVENUES. Oil revenues increased $27 million, or 14%, in the third quarter of 2002. Oil revenues increased $14 million due to a $1.36 per barrel increase in the average price of oil. An increase in 2002's production of 1 million barrels also caused oil revenues to increase. The October 2001 Anderson acquisition and the January 2002 Mitchell acquisition accounted for 3 million barrels of increased production, partially offset by production lost from divestitures of 2 million barrels.

         Oil revenues increased $97 million, or 16%, in the first nine months of 2002. An increase in production of 7 million barrels, or 28%, caused oil revenues to increase by $157 million. The Anderson and Mitchell acquisitions accounted for 8 million barrels of increased production, partially offset by production lost from divestitures of 2 million barrels. The effects of the production increase were partially offset by a $1.86 per barrel decrease in the average price of oil in 2002.

         GAS REVENUES. Gas revenues increased $177 million, or 58%, in the third quarter of 2002. An increase in production of 74 Bcf, or 66%, caused gas revenues to increase by $202 million. The Anderson and Mitchell acquisitions accounted for 94 Bcf of increased production, partially offset by production lost from divestitures of 10 Bcf, as well as natural declines in production. The effects of the production increase were partially offset by a $0.14 per Mcf decrease in the average gas price in the third quarter of 2002.

         Gas revenues increased $43 million, or 3%, in the first nine months of 2002. An increase in production of 249 Bcf, or 76%, caused gas revenues to increase by $1.1 billion. The Anderson and Mitchell acquisitions accounted for 276 Bcf of increased production, partially offset by production lost from divestitures of 10 Bcf, as well as natural declines in production. The effects of the production increase were partially offset by a $1.86 per Mcf decrease in the average gas price in the first nine months of 2002.

         NGL REVENUES. NGL revenues increased $39 million in the third quarter of 2002. A 3 million barrel increase in 2002 production caused revenues to increase $47 million. The Anderson and Mitchell acquisitions accounted for 3 million barrels of increased production. The effects of the production increase were partially offset by a $1.65 per barrel decrease in the average NGL price in the third quarter of 2002.

         NGL revenues increased $102 million in the first nine months of 2002. A 10 million barrel increase in 2002 production caused revenues to increase $191 million. The Anderson and Mitchell acquisitions accounted for 10 million barrels of increased production. The effects of the production increase were partially offset by a $6.09 per barrel decrease in the average NGL price in the first nine months of 2002.

         MARKETING AND MIDSTREAM REVENUES. Marketing and midstream revenues increased $253 million and $645 million in the third quarter and first nine months of 2002, respectively. The Mitchell acquisition included significant marketing and midstream assets which accounted for the increase in revenues.

         PRODUCTION AND OPERATING EXPENSES. The components of production and operating expenses are set forth in the following tables.



                                                                                         TOTAL
                                                       ---------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                       ------------------------------------   ------------------------------------
                                                          2002         2001        CHANGE        2002        2001         CHANGE
                                                       ----------   ----------   ----------   ----------   ----------   ----------
                                                                                    ($'S IN MILLIONS)

ABSOLUTE
     Lease operating expenses                          $      152          111         +37%          470          322         +46%
     Transportation costs                                      39           16        +144%          115           52        +121%
     Production taxes                                          25           21         +19%           80           94         -15%
                                                       ----------   ----------                ----------   ----------
         Total production and operating expenses       $      216          148         +46%          665          468         +42%
                                                       ==========   ==========                ==========   ==========

PER BOE
     Lease operating expenses                          $     3.39         3.83         -11%         3.29         3.78         -13%
     Transportation costs                                    0.88         0.56         +57%         0.80         0.61         +31%
     Production taxes                                        0.55         0.72         -24%         0.56         1.12         -50%
                                                       ----------   ----------                ----------   ----------
         Total production and operating expenses       $     4.82         5.11          -6%         4.65         5.51         -16%
                                                       ==========   ==========                ==========   ==========


         Lease operating expenses increased $41 million and $148 million in the third quarter and the first nine months of 2002, respectively. The Anderson and Mitchell acquisitions accounted for $66 million and $189 million of the increases, respectively. The historical Devon lease operating expenses decreased $25 million and $41 million, respectively, due to divestitures, lower fuel and electricity costs as well as lower third-party field service costs.

         Transportation costs increased $23 million and $63 million in the third quarter and the first nine months of 2002, respectively, primarily due to an increase in gas production from the Anderson and Mitchell acquisitions.

         Production taxes increased $4 million in the third quarter of 2002 and decreased $14 million in the first nine months of 2002. The majority of Devon's production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 11% increase and 16% decrease in domestic oil, gas and NGL revenues in the third quarter and first nine months of 2002, respectively, were the primary causes of the production tax change.

         MARKETING AND MIDSTREAM COSTS AND EXPENSES. Marketing and midstream costs and expenses increased $209 million and $528 million in the third quarter and the first nine months of 2002, respectively. The Mitchell acquisition included significant marketing and midstream assets which accounted for the increase in costs and expenses.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES ("DD&A"). Oil and gas property related DD&A increased $70 million, or 38%, from $185 million in the third quarter of 2001 to $255 million in the third quarter of 2002. Oil and gas property related DD&A expense increased $102 million due to the 55% increase in combined oil, gas and NGLs production in 2002. The effects of the production increase were partially offset by a decrease in the combined U.S., Canadian and international DD&A rate from $6.41 per Boe in 2001 to $5.68 per Boe in 2002. The drop in the DD&A rate was primarily due to reductions of carrying value of oil and gas properties in the U.S. and Canada in the fourth quarter of 2001, and in Canada in the second quarter of 2002.

         Oil and gas property related DD&A increased $326 million, or 63%, from $515 million in the first nine months of 2001 to $841 million in the first nine months of 2002. Oil and gas property related DD&A expense increased $353 million due to the 68% increase in combined oil, gas and NGLs production in 2002. The effects of the production increase were partially offset by a decrease in the combined U.S., Canadian and international DD&A rate from $6.07 per Boe in 2001 to $5.88 per Boe in 2002. The rate decrease was primarily caused by the reductions to property previously discussed.

         Non-oil and gas property DD&A expense increased from $10 million in the third quarter of 2001 to $28 million in the third quarter of 2002. Non-oil and gas property DD&A expense increased from $29 million in the first nine months ended of 2001 to $77 million in the first nine months ended of 2002. Depreciation of the marketing and midstream assets acquired in the January 2002 Mitchell acquisition accounted for substantially all of the increase.

         GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). Devon's net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the third quarter and first nine months of 2002 and 2001.



                            THREE MONTHS ENDED             NINE MONTHS ENDED
                               SEPTEMBER 30,                  SEPTEMBER 30,
                       ----------------------------    ----------------------------
                           2002            2001            2002           2001
                       ------------    ------------    ------------    ------------
                                              (IN MILLIONS)

Gross G&A              $         92              60             281             172
Capitalized G&A                 (26)            (18)            (74)            (56)
Reimbursed G&A                  (19)            (14)            (56)            (38)
                       ------------    ------------    ------------    ------------

Net G&A                $         47              28             151              78
                       ============    ============    ============    ============

         Net G&A increased $19 million and $73 million, or 68% and 94%, in the third quarter and first nine months of 2002, respectively, compared to the same periods of 2001. Gross G&A increased $32 million and $109 million, or 53% and 63%, in the third quarter and first nine months of 2002, respectively, compared to the same periods of 2001. The increase in gross expenses in both periods of 2002 was primarily related to the Anderson and Mitchell acquisitions.

         Capitalized G&A increased $8 million and $18 million in the third quarter and first nine months of 2002, respectively. Reimbursed G&A increased $5 million and $18 million in the third quarter and first nine months of 2002, respectively. Changes in both of the capitalized and reimbursed amounts were primarily related to the Anderson and Mitchell acquisitions.

         REDUCTION OF CARRYING VALUE OF OIL AND GAS PROPERTIES. Under the full cost method of accounting, the net book value of oil and gas properties less related deferred income taxes (the "costs to be recovered"), may not exceed a calculated "full cost ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from oil and gas properties plus the cost of properties not subject to amortization. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely, and Devon does not include the effect of hedges in the calculation of the future net revenues. Therefore, the ceiling limitation is not necessarily indicative of the properties' fair value. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense, except as discussed in the following paragraph.

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

         Based on oil and natural gas cash market prices as of June 30, 2002, Devon's Canadian costs to be recovered exceeded the related ceiling value by $371 million. This after-tax amount resulted in a pre-tax reduction of the carrying value of Devon's Canadian oil and gas properties of $651 million in the second quarter of 2002. This reduction was the result of a sharp drop in Canadian gas prices during the last half of June 2002. The June 30 reference prices used in the Canadian ceiling calculation, expressed in Canadian dollars based on an exchange ratio of $0.6585, were a NYMEX price of C$40.79 per barrel of oil and an AECO price of C$2.17 per Mcf. The cash market prices of natural gas increased during the month of July 2002 prior to Devon's release of its second quarter results, but the increase was not sufficient to offset the entire reduction calculated as of June 30.

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

         During the third quarter of 2001, Devon elected to discontinue operations in Thailand. After meeting the drilling and capital commitments on this property, Devon determined that the property did not meet Devon's internal criteria to justify further investment. Accordingly, during the third quarter of 2001, Devon recorded a $10 million charge associated with the impairment of this property. The after-tax effect of this reduction was $7 million.

         During the first nine months of 2001, Devon elected to discontinue operations in Thailand, Malaysia, Qatar and on certain properties in Brazil. After meeting the drilling and capital commitments on these properties, Devon determined that these properties did not meet Devon's internal criteria to justify further investment. Accordingly, during the first nine months of 2001, Devon recorded an $87 million charge associated with the impairment of these properties. The after-tax effect of this reduction was $69 million.

         INTEREST EXPENSE. Interest expense increased $94 million and $297 million, or 261% and 283%, in the third quarter and first nine months of 2002, respectively, due to an increase in the average debt balance outstanding. The average debt balance increased from $2.0 billion in third quarter of 2001 to $7.9 billion in the 2002 quarter. The average debt balance increased from $1.9 billion in the first nine months of 2001 to $8.4 billion in the first nine months of 2002. The increase in the average debt balance in the 2002 periods caused interest expense to increase $92 million and $289 million in the third quarter and first nine months of 2002, respectively. This increase was primarily attributable to the long-term debt issued to complete the Anderson and Mitchell acquisitions.

         The average interest rate on outstanding debt decreased from 6.5% in the 2001 quarter to 6.2% in the 2002 quarter and from 6.7% in the first nine months of 2001 to 6.0% in the first nine months of 2002 due to the favorable rates on the borrowings under the $3 billion term loan credit facility. This facility's rates averaged less than 3% during the 2002 periods. The overall rate decrease caused interest expense to decrease $1 million and $11 million in the third quarter and first nine months of 2002, respectively. Other items included in interest expense that are not related to the debt balance outstanding were $3 million and $19 million higher in the third quarter and first nine months of 2002, respectively. Of the $19 million increase in other items during the first nine months of 2002, $8 million related to the early extinguishment of the 8.75% senior notes. Items not related to the balance of debt outstanding include early retirement penalties, facility and agency fees, amortization of costs and other miscellaneous items.

         The following schedule includes the components of interest expense for the third quarter and first nine months of 2002 and 2001.



                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ----------------------------    ----------------------------
                                                            2002            2001             2002           2001
                                                        ------------    ------------    ------------    ------------
                                                                              (IN MILLIONS)

         Interest based on debt outstanding             $        124              33             376              98
         Amortization of discounts                                 3               2               9               6
         Facility and agency fees                                  1              --               1               1
         Amortization of capitalized loan costs                    2               1               6               1
         Capitalized interest                                     (1)             (1)             (3)             (2)
         Loss on early debt retirement                            --              --               8              --
         Other                                                     1               1               5               1
                                                        ------------    ------------    ------------    ------------

         Total interest expense                         $        130              36             402             105
                                                        ============    ============    ============    ============

         EFFECTS OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. As a result of the Anderson acquisition, Devon's Canadian subsidiary has $400 million of fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were acquired to the dates of repayment increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt are required to be included in determining net earnings for the period in which the exchange rate changes. The decrease in the Canadian-to-U.S. dollar exchange rate from $0.6585 at June 30, 2002 to $0.6306 at September 30, 2002 resulted in a $17 million loss in the third quarter of 2002. The September 30, 2002 exchange rate was substantially unchanged from the December 31, 2001 rate. Therefore, there was no gain or loss recorded for the nine months ended September 30, 2002.

         INCOME TAXES. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate (tax expense divided by pre-tax earnings) in the third quarter of 2002 was 25% compared to 39% in the third quarter of 2001. The estimated effective tax rate was a benefit of 83% in the first nine months of 2002 compared to an expense of 40% in the first nine months of 2001. Excluding the effect of the reduction of carrying value of Canadian oil and gas properties, the effective tax rate was 24% in the first nine months of 2002.

         The 2002 rates, excluding the Canadian writedown, were lower than the statutory federal tax rate primarily due to the tax benefits of certain foreign deductions. The 2001 rates were higher than the statutory federal tax rate due to the effect of state taxes, goodwill amortization that was not deductible for income tax purposes and the effect of foreign income taxes.

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

         Included as deferred tax assets at September 30, 2002, were approximately $157 million of tax related carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 2002 and 2014, Canadian carryforwards which expire primarily between 2002 and 2008 and minimum tax credits which have no expiration. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2002 and 2010. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

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

         CAPITAL EXPENDITURES. Approximately $3.0 billion was spent in the first nine months of 2002 for capital expenditures. This total includes $1.7 billion related to the January 2002 Mitchell acquisition; $1.2 billion for other acquisitions and the drilling or development of oil and gas properties; and $0.1 billion related to marketing and midstream assets. These amounts compare to capital expenditures of $1.3 billion (substantially all of which was related to the acquisition, drilling or development of oil and gas properties) in the first nine months of 2001.

         OTHER CASH USES. Devon's common stock dividends were $23 million and $20 million in the first nine months of 2002 and 2001, respectively. Devon also paid $7 million of preferred stock dividends in each of the first nine months of 2002 and 2001.

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

         Net cash provided by operating activities ("operating cash flow") continued to be a primary source of capital and liquidity in the first nine months of 2002. Operating cash flow in the first nine months of 2002 was $1.2 billion, compared to $1.5 billion in the first nine months of 2001. The decrease in operating cash flow in the first nine months of 2002 was primarily caused by the decline in commodity prices and increased expenses, as discussed earlier in this section.

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

         To mitigate some of the risk inherent in oil and natural gas prices, Devon has entered into various fixed-price physical delivery contracts and financial price swap contracts to fix the price to be received for a portion of future oil and natural gas production. Additionally, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. The table below provides the volumes associated with these various arrangements as of September 30, 2002.

                                   Fixed-Price Physical      Price Swap          Price
                                    Delivery Contracts        Contracts         Collars          Total
                                   --------------------      ----------         -------          -----

Oil production (MMBbls)
     2002                                  2                       10                7              19
     2003                                 --                       --               17              17

Natural gas production (Bcf)
     2002                                 73                      106              174             353
     2003                                 16                       34              195             245
     2004                                 16                       --               18              34

         For the years 2005 through 2011, Devon has fixed-price physical delivery contracts covering Canadian natural gas production ranging from 8 Bcf to 14 Bcf per year. Thereafter, Devon also has Canadian gas volumes subject to fixed-price contracts in the years from 2012 through 2016, but the yearly volumes are less than 1 Bcf.

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

         The $725 million U.S. Facility consists of a Tranche A facility of $200 million and a Tranche B facility of $525 million. The Tranche A facility matures on October 15, 2004. Devon may borrow funds under the Tranche B facility until June 5, 2003 (the "Tranche B Revolving Period"). Devon may request that the Tranche B Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Tranche B Revolving Period. On June 6, 2003, at the end of the Tranche B Revolving Period, Devon may convert the then outstanding balance under the Tranche B facility to a two-year term loan by paying the Agent a fee of 12.5 basis points. The applicable borrowing rate would be at LIBOR plus 125 basis points. On September 30, 2002, there were no borrowings outstanding under the $725 million U.S. Facility. The available capacity under the U.S. Facility as of September 30, 2002, net of commercial paper borrowings and outstanding letters of credit, was $623 million.

         Devon may borrow funds under the $275 million Canadian Facility until June 5, 2003 (the "Canadian Facility Revolving Period"). Devon may request that the Canadian Facility Revolving Period be extended an additional 364 days by notifying the agent bank of such request between 30 and 60 days prior to the end of the Canadian Facility Revolving Period. Debt outstanding as of the end of the Canadian Facility Revolving Period is payable in semiannual installments of 2.5% each for the following five years, with the final installment due five years and one day following the end of the Canadian Facility Revolving Period. On September 30, 2002, there were no borrowings under the $275 million Canadian facility.

         Under the terms of the Credit Facilities, Devon has the right to reallocate up to $100 million of the unused Tranche B facility maximum credit amount to the Canadian Facility. Conversely, Devon also has the right to reallocate up to $100 million of unused Canadian Facility maximum credit amount to the Tranche B Facility.

         On July 25, 2002, Devon renewed and increased its letter of credit and revolving bank facility ("LOC Facility") for its Canadian operations. This C$150 million LOC Facility will be used primarily by Devon's wholly-owned subsidiaries, Devon Canada Corporation and Northstar Energy Corporation, to issue letters of credit. As of September 30, 2002, C$105 million ($ 66 million converted to U.S. dollars using the September 30, 2002 exchange rate) of letters of credit were issued under the LOC Facility primarily for Canadian drilling commitments.

         Devon also has access to short-term credit under its commercial paper program. Total borrowings under the U.S. Facility and the commercial paper program may not exceed $725 million. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. Devon had $78 million of commercial paper debt outstanding at September 30, 2002, at an average interest rate of 2.3%.

         A portion of cash used in the Anderson and Mitchell acquisitions was provided by a $3 billion senior unsecured credit facility. This credit facility, which was entered into in October 2001, has a term of five years. The $3 billion credit facility was fully borrowed upon the closing of the Mitchell acquisition on January 24, 2002. However, as of September 30, 2002, $1.9 billion of the balance outstanding was retired. The primary sources of the repayments were the issuance of $1 billion of debt securities, of which $0.8 billion was used to pay down debt, and $1.1 billion from the sale of certain oil and gas properties.

         The remaining balance outstanding as of September 30, 2002 will mature as follows:


                                                  (In Millions)
                                                  -------------

                           April 15, 2006           $    335
                           October 15, 2006              800
                                                    --------
                                                    $  1,135
                                                    ========

         This $3 billion facility includes various rate options which can be elected by Devon, including a rate based on LIBOR plus a margin. Through June 17, 2002, this margin was fixed at 100 basis points. Thereafter, the margin is based on Devon's debt rating. Based on Devon's current debt rating, the margin after June 17, 2002, is 100 basis points. As of September 30, 2002, the average interest rate on this facility was 2.8%.

         Devon's $1 billion revolving credit facilities and its $3 billion term loan credit facility each contain only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreements contain definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon's consolidated financial statements. Per the agreements, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of September 30, 2002, Devon's ratio of total funded debt to total capitalization, as defined in its credit agreements, was 55.8%.

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

         During 2002, Devon estimates that it will sell certain oil and gas properties (the "Disposition Properties") for between $1.4 billion and $1.5 billion. The Disposition Properties are predominantly those that are either outside of Devon's core operating areas or otherwise do not fit Devon's current strategic objectives. The Disposition Properties are located in the U.S., Canada and International areas.

         As of October 31, 2002, Devon has closed sales of Disposition Properties totaling $1.4 billion in proceeds. In addition, Devon has identified approximately $100 million of Disposition Properties that could be sold in the fourth quarter of 2002.

         A summary of Devon's contractual obligations as of September 30, 2002, is provided in the following table.

                                                                     PAYMENTS DUE BY YEAR
                                      ----------------------------------------------------------------------------------------
                                                                                                         AFTER
                                        2002          2003         2004         2005         2006         2006        TOTAL
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                            (IN MILLIONS)

Long-term debt                        $       --           --          414          350        1,265        5,722        7,751
Operating leases                              32           30           22           15           11           14          124
Drilling obligations                         173          125           43           45            1           --          387
Firm transportation agreements                96           93           78           59           52          245          623
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Total                            $      301          248          557          469        1,329        5,981        8,885
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

         Firm transportation agreements represent "ship or pay" arrangements whereby Devon has committed to ship certain volumes of gas for a fixed transportation fee. Devon has entered into these agreements to ensure that Devon can get its gas production to market.

         The above table does not include $90 million of letters of credit that have been issued by commercial banks on Devon's behalf which, if funded, would become borrowings under Devon's revolving credit facility. Most of these letters of credit have been granted by Devon's financial institutions to support Devon's Canadian drilling commitments. The $7.8 billion of long-term debt shown in the table excludes $105 million of discounts included in the September 30, 2002, book balance of the debt.

PROPERTY DIVESTITURES

         During 2002, Devon estimates that it will sell certain oil and gas properties (the "Disposition Properties") for between $1.4 billion and $1.5 billion. The Disposition Properties are predominantly those that are either outside of Devon's core operating areas or otherwise do not fit Devon's current strategic objectives. The Disposition Properties are located in the U.S., Canada and International areas.

         As of October 31, 2002, Devon has closed sales of Disposition Properties totaling $1.4 billion in proceeds.

         The Disposition Properties' actual contribution to Devon's 2002 operating results depends upon when the transactions to sell the Disposition Properties closed. The following table presents the Disposition Properties' quarterly operating results. No information is included in the following table for fourth quarter 2002 due to the immaterial effect that any fourth quarter sales are expected to have on Devon's results.

         The following table includes production and expenses from International Disposition Properties in Indonesia and Argentina. However, this is different from the actual financial presentation that results from the divestiture of these properties. Pursuant to Statement of

Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the International assets sold constitute a "component of an entity." As such, in the period in which such International properties are sold, the related operating results are reported as discontinued operations. The prior periods' operating results related to such assets are also reclassified and reported as discontinued operations. Therefore, upon the sale of these International Disposition Properties, the individual historical amounts for revenues and expenses of these properties have been netted and reported as discontinued operations in the accompanying consolidated financial statements. The results of the domestic and Canadian Disposition Properties are not presented as discontinued operations due to significant continuing operations in the United States and Canada.

                                                                              ACTUAL RESULTS
                                                                 ------------------------------------------
                                                                     1ST            2ND            3RD
                                                                   QUARTER        QUARTER        QUARTER
                                                                     2002           2002           2002
                                                                 ------------   ------------   ------------

OIL (MMBBLS)
United States                                                             1.3            1.5            0.3
Canada                                                                    1.2            0.6            0.1
International                                                             1.7            0.8            0.7
                                                                 ------------   ------------   ------------
     Total                                                                4.2            2.9            1.1
                                                                 ============   ============   ============

GAS (Bcf)
United States                                                              12             11              2
Canada                                                                      4              3              1
International                                                               2              2              1
                                                                 ------------   ------------   ------------
     Total                                                                 18             16              4
                                                                 ============   ============   ============

NGLS (MMBBLS)
United States                                                             0.3            0.3            0.1
Canada                                                                    0.1            0.1             --
International                                                             0.1             --             --
                                                                 ------------   ------------   ------------
     Total                                                                0.5            0.4            0.1
                                                                 ============   ============   ============

LEASE OPERATING EXPENSES (IN MILLIONS)
United States                                                    $         22             16              4
Canada                                                                     10              6              2
International                                                              15              7              4
                                                                 ------------   ------------   ------------
     Total                                                                 47             29             10
                                                                 ============   ============   ============

TRANSPORTATION COSTS (IN MILLIONS)
United States                                                    $          1              1             --
Canada                                                                      1              1              1
International                                                              --             --             --
                                                                 ------------   ------------   ------------
     Total                                                                  2              2              1
                                                                 ============   ============   ============

DD&A (IN MILLIONS)
United States                                                    $         23             22              4
Canada                                                                     12              7              1
International                                                               8              6              4
                                                                 ------------   ------------   ------------
     Total                                                                 43             35              9
                                                                 ============   ============   ============

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be fair value, defined as "the price that an entity would have to pay a willing third party of comparable credit standing to assume the liability in a current transaction other than in a forced or liquidation sale." Devon expects that it will use a valuation technique such as present value of expected cash outflows to estimate fair value.

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

         The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Devon currently has no such exit or disposal activities planned.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Devon's 2001 Annual Report on Form 10-K, and the update of such information included in Item 3 of Devon's Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of September 30, 2002, there have been no material changes in Devon's market risk exposure from that disclosed in the June 30, 2002 Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

                  None

          ITEM 2. CHANGES IN SECURITIES

                  None

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

          ITEM 5. OTHER INFORMATION

                  None

          ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits required by Item 601 of Regulation S-K are as follows:

                Exhibit No.

                4.1 Second Supplemental Indenture, dated as of October 31, 2002, by and between Devon Energy Production Company, L.P., as Successor to the Issuer, and The Bank of New York, as Trustee supplementing the Indenture dated as of June 1, 1999, as supplemented by the First Supplemental Indenture, dated as of June 14, 1999, by and between Devon SFS Operating, Inc. and the Trustee

                99.1 Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2 Certification of William T. Vaughn, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)     Reports on Form 8-K.

                A Report on Form 8-K was filed August 14, 2002 to announce that Devon's Chief Executive Officer and Chief Financial Officer, each filed with the Securities and Exchange Commission a statement under oath regarding facts and circumstances relating to the accuracy of Devon's financial statements and each of their consultations with Devon's Audit Committee, as required by the Securities and Exchange Commission's "Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934" (File No. 4-460, June 27,
                2002).

                A Report on Form 8-K was filed October 3, 2002 to reclassify Devon's Indonesian activities as discontinued operations following the sale of those operations to PetroChina Company Limited.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DEVON ENERGY CORPORATION




Date: November 13, 2002                        /s/ Danny J. Heatly
                                               --------------------------------
                                               Danny J. Heatly
                                               Vice President - Accounting

                                  CERTIFICATION

I, J. Larry Nichols, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Devon Energy
         Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                             /s/ J. Larry Nichols
                                             ----------------------------------
                                             J. Larry Nichols
                                             Chief Executive Officer

                                  CERTIFICATION

I, William T. Vaughn, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Devon Energy
         Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                               /s/ William T. Vaughn
                                               -------------------------------
                                               William T. Vaughn
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER             DESCRIPTION
   ------             -----------
     4.1              Second Supplemental Indenture, dated as of October 31,
                      2002, by and between Devon Energy Production Company,
                      L.P., as Successor to the Issuer, and The Bank of New
                      York, as Trustee, supplementing the Indenture dated as of
                      June 1, 1999, as supplemented by the First Supplemental
                      Indenture, dated as of June 14, 1999, by and between Devon
                      SFS Operating, Inc. and the Trustee.

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