Form 10-Q
period 2003-03-31
DEVON ENERGY CORP/DE
filed 2003-05-13
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 000-30176

Devon Energy Corporation

(Exact name of Registrant as Specified in its Charter)

Delaware	73-1567067
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

20 North Broadway Oklahoma City, Oklahoma	73102 -8260
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(405) 235-3611

Former name, former address and former fiscal year, if changed from last report.

Not Applicable

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares outstanding of Registrant’s common stock, par value $.10, as of April 30, 2003, was 230,784,995.

DEFINITIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO EXHIBITS
EX-4.6 Amended/Restated Certificate of Designation
EX-99.1 Certification of J. Larry Nichols, CEO
EX-99.1 Certification of William T. Vaughn, CFO

DEVON ENERGY CORPORATION

Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.

Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets, March 31, 2003 (Unaudited)and December 31, 2002	4
	Consolidated Statements of Operations (Unaudited), For the Three Months Ended March 31, 2003 and 2002	5
	Consolidated Statements of Comprehensive Earnings (Unaudited), For the Three Months Ended March 31, 2003 and 2002	6
	Consolidated Statements of Cash Flows (Unaudited), For the Three Months Ended March 31, 2003 and 2002	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
Part II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits and Reports on Form 8-K	33

DEFINITIONS

      As used in this document:

“Mcf” means thousand cubic feet

“Bcf” means billion cubic feet

“Bbl” means barrel

“MMBbls” means million barrels

“Boe” means equivalent barrels of oil

“MBoe” means thousand equivalent barrels of oil

“MMBoe” means million equivalent barrels of oil

“Oil” includes crude oil and condensate

“NGLs” means natural gas liquids

DEVON ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002

(Forming a part of Form 10-Q Quarterly Report

to the Securities and Exchange Commission)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$634	$292
Accounts receivable	910	639
Inventories	31	26
Fair value of financial instruments	5	4
Income taxes receivable	11	56
Assets of discontinued operations	—	7
Investments and other current assets	46	40

Total current assets	1,637	1,064

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($2,287 and $2,289 excluded from amortization in 2003 and 2002, respectively)	20,098	18,786
Less accumulated depreciation, depletion and amortization	8,338	7,934

	11,760	10,852
Investment in ChevronTexaco Corporation common stock, at fair value	459	472
Fair value of financial instruments	1	1
Goodwill	3,699	3,555
Other assets	272	281

Total assets	$17,828	$16,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	473	376
Revenues and royalties due to others	389	261
Income taxes payable	31	9
Current portion of long-term debt	211	—
Accrued interest payable	74	119
Merger related expenses payable	10	12
Fair value of financial instruments	192	151
Accrued expenses and other current liabilities	76	114

Total current liabilities	1,456	1,042

Other liabilities	321	323
Asset retirement obligation	469	—
Debentures exchangeable into shares of ChevronTexaco Corporation common stock	666	662
Other long-term debt	6,709	6,900
Fair value of financial instruments	7	18
Deferred income taxes	2,862	2,627
Stockholders’ equity:
Preferred stock of $1.00 par value ($100 liquidation value) Authorized 4,500,000 shares; issued 1,500,000 in 2003 and 2002	1	1
Common stock of $.10 par value Authorized 400,000,000 shares; issued 160,631,000 in 2003 and 160,461,000 in 2002	16	16
Additional paid-in capital	5,181	5,178
Retained earnings (accumulated deficit)	341	(84)
Accumulated other comprehensive loss	(11)	(267)
Unamortized restricted stock awards	(2)	(3)
Treasury stock, at cost: 3,704,000 shares in 2003 and 2002	(188)	(188)

Total stockholders’ equity	5,338	4,653

Total liabilities and stockholders’ equity	$17,828	$16,225

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,

	2003	2002

	(Unaudited)
	(In millions,
	except per share
	amounts)
Revenues
Oil sales	$256	$222
Gas sales	874	466
Natural gas liquids sales	107	55
Marketing and midstream revenues	434	160

Total revenues	1,671	903

Production and operating costs and expenses
Lease operating expenses	165	154
Transportation costs	41	38
Production taxes	47	22
Marketing and midstream operating costs and expenses	356	125
Depreciation, depletion and amortization of property and equipment	296	311
Accretion of asset retirement obligation	7	—
General and administrative expenses	49	50

Total production and operating costs and expenses	961	700

Earnings from operations	710	203
Other income (expenses)
Interest expense	(130)	(124)
Effects of changes in foreign currency exchange rates	22	(1)
Change in fair value of financial instruments	10	(17)
Other income	8	15

Net other expenses	(90)	(127)

Earnings from continuing operations before income tax expense and cumulative effect of change in accounting principle	620	76
Income tax expense
Current	35	9
Deferred	165	9

Total income tax expense	200	18

Earnings from continuing operations before cumulative effect of change in accounting principle	420	58
Discontinued operations
Results of discontinued operations before income taxes	—	8
Total income tax expense	—	4

Net results of discontinued operations	—	4

Earnings before cumulative effect of change in accounting principle	420	62
Cumulative effect of change in accounting principle, net of income tax expense of $10 million	16	—

Net earnings	436	62
Preferred stock dividends	2	2

Net earnings applicable to common stockholders	$434	$60

Basic net earnings per share:
Earnings from continuing operations	$2.66	$0.38
Net results of discontinued operations	—	0.03
Cumulative effect of change in accounting principle	0.10	—

Net earnings applicable to common stockholders	$2.76	$0.41

Diluted net earnings per share:
Earnings from continuing operations	2.57	0.37
Net results of discontinued operations	—	0.03
Cumulative effect of change in accounting principle	0.10	—

Net earnings applicable to common stockholders	$2.67	$0.40

Weighted average common shares outstanding — basic	157	148

Weighted average common shares outstanding — diluted	163	150

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months
	Ended March 31,

	2003	2002

	(Unaudited)
	(In millions)
Net earnings	$436	$62
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	293	(2)
Reclassification adjustment for derivative losses (gains) reclassified into oil and gas sales	83	(42)
Change in fair value of outstanding hedging positions	(112)	(128)
Unrealized gains (losses) on marketable securities	(8)	3

Comprehensive earnings (loss)	$692	$(107)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,

	2003	2002

	(Unaudited)
	(In millions)
Cash flows from operating activities
Earnings from continuing operations	$420	$58
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization of property and equipment	296	311
Accretion of asset retirement obligation	7	—
Accretion of discounts on long-term debt, net	8	8
Effects of changes in foreign currency exchange rates	(22)	1
Change in fair value of financial instruments	(10)	17
Deferred income tax expense	165	9
Operating cash flows of discontinued operations	—	7
Other	4	—
Changes in assets and liabilities, net of acquisitions of businesses:
Decrease (increase) in:
Accounts receivable	(254)	18
Inventories	(6)	3
Prepaid expenses	(7)	5
Other assets	9	(123)
Increase (decrease) in:
Accounts payable	228	17
Income taxes payable	65	105
Accrued expenses and other current liabilities	(69)	(50)
Deferred revenue	—	(18)
Long-term other liabilities	(7)	—

Net cash provided by operating activities	827	368

Cash flows from investing activities
Proceeds from sale of property and equipment	26	227
Capital expenditures, including acquisitions of businesses	(512)	(2,178)
Discontinued operations	—	(12)
Decrease in other assets	—	2

Net cash used in investing activities	(486)	(1,961)

Cash flows from financing activities
Proceeds from borrowings of long-term debt, net of issuance costs	50	3,742
Principal payments on long-term debt	(50)	(1,979)
Issuance of common stock, net of issuance costs	3	9
Dividends paid on common stock	(8)	(8)
Dividends paid on preferred stock	(2)	(2)

Net cash (used in) provided by financing activities	(7)	1,762

Effect of exchange rate changes on cash	8	1

Net increase in cash and cash equivalents	342	170
Cash and cash equivalents at beginning of period	292	183

Cash and cash equivalents at end of period	$634	$353

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon’s 2002 Annual Report on Form 10-K.

      In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the three month periods ended March 31, 2003 and 2002.

2.	Business Combinations and Pro Forma Information

Ocean Energy Inc.

      On April 25, 2003, Devon completed its merger with Ocean Energy Inc. (“Ocean”). In the transaction, Devon issued 0.414 shares of its common stock for each outstanding share of Ocean common stock (or a total of approximately 74 million shares). Also, Devon assumed approximately $1.8 billion of debt from Ocean.

      Devon acquired Ocean for the significant development projects and exploration prospects in both the deepwater Gulf of Mexico and internationally and expanded exposure to both the Gulf of Mexico and international markets.

      The calculation of the purchase price and the preliminary allocation to assets and liabilities as of April 25, 2003, are shown below. The purchase price allocation is preliminary because certain items such as the determination of the final tax bases and fair value of the assets and liabilities as of the acquisition date have not been completed.

(In millions,
except share
price)
Calculation and preliminary allocation of purchase price:
Shares of Devon common stock issued to Ocean stockholders	74
Average Devon stock price	$48.05

Fair value of common stock issued	$3,537
Plus estimated merger costs incurred	100
Plus fair value of Ocean convertible preferred stock assumed by a Devon subsidiary	73
Plus fair value of Ocean employee stock options assumed by Devon	125

Total purchase price	3,835

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions,
except share
price)
Plus fair value of liabilities assumed by Devon:
Current liabilities	810
Long-term debt	1,379
Deferred revenue	105
Asset retirement obligation	134
Other noncurrent liabilities	93
Deferred income taxes	693

Total purchase price plus liabilities assumed	$7,049

Fair value of assets acquired by Devon:
Current assets	432
Proved oil and gas properties	4,234
Unproved oil and gas properties	908
Other property and equipment	79
Other noncurrent assets	50
Goodwill (none deductible for income taxes)	1,346

Total fair value of assets acquired	$7,049

Pro Forma Information

      Set forth in the following table is certain unaudited pro forma financial information as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002. The information as of March 31, 2003, assumes the Ocean merger had closed on such date. The information for the three-month periods ended March 31, 2003 and 2002, has been prepared assuming the Ocean merger and the Mitchell merger were consummated on January 1, 2002. All pro forma information is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Devon’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transactions had occurred on January 1, 2002.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transactions.

Pro Forma
Information as of
March 31, 2003

(In millions)
ASSETS
Current assets	$2,069
Property and equipment, net	16,981
Investment in ChevronTexaco Corporation common stock, at fair value	459
Fair value of financial instruments	12
Goodwill	5,045
Other assets	311

Total assets	$24,877

LIABILITIES
Current liabilities	2,366
Other liabilities	402
Deferred revenue	105
Asset retirement obligation	603
Debentures exchangeable into shares of ChevronTexaco Corporation common stock	666
Other long-term debt	8,088
Fair value of financial instruments	19
Deferred income taxes	3,555
Preferred stock of subsidiary	73

STOCKHOLDERS’ EQUITY
Preferred stock	1
Common stock	23
Additional paid-in capital	8,836
Retained earnings	341
Accumulated other comprehensive loss	(11)
Unamortized restricted stock awards	(2)
Treasury stock	(188)

Total stockholders’ equity	9,000

Total liabilities and stockholders’ equity	$24,877

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pro Forma
	Information
	Three Months
	Ended March 31,

	2003	2002

	(In millions, except
	per share amounts
	and production
	volumes)
Revenues
Oil sales	$461	$347
Gas sales	1,083	580
Natural gas liquids sales	114	65
Marketing and midstream revenues	434	232

Total revenues	2,092	1,224

Production and operating costs and expenses
Lease operating expenses	224	204
Transportation costs	51	47
Production taxes	59	31
Marketing and midstream operating costs and expenses	356	192
Depreciation, depletion and amortization of property and equipment	446	466
Accretion of asset retirement obligation	9	—
General and administrative expenses	75	80

Total production and operating costs and expenses	1,220	1,020

Earnings from operations	872	204
Other income (expenses)
Interest expense	(139)	(133)
Dividends on subsidiary’s preferred stock	(1)	(1)
Effects of changes in foreign currency exchange rates	22	—
Change in fair value of financial instruments	10	(17)
Other income	8	14

Net other expenses	(100)	(137)

Earnings from continuing operations before income tax expense and cumulative effect of change in accounting principle	772	67
Income tax expense
Current	58	13
Deferred	209	5

Total income tax expense	267	18

Earnings from continuing operations before cumulative effect of change in accounting principle	505	49

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pro Forma
	Information
	Three Months
	Ended March 31,

	2003	2002

	(In millions, except
	per share amounts
	and production
	volumes)
Discontinued operations
Results of discontinued operations before income taxes	—	8
Total income tax expense	—	4

Net results of discontinued operations	—	4

Earnings before cumulative effect of change in accounting principle	505	53
Cumulative effect of change in accounting principle	16	—

Net earnings	521	53
Preferred stock dividends	2	2

Net earnings applicable to common stockholders	$519	$51

Basic net earnings per share:
Earnings from continuing operations	$2.18	$0.20
Net results of discontinued operations	—	0.02
Cumulative effect of change in accounting principle	0.07	—

Net earnings applicable to common stockholders	$2.25	$0.22

Diluted net earnings per share:
Earnings from continuing operations	2.11	0.20
Net results of discontinued operations	—	0.02
Cumulative effect of change in accounting principle	0.07	—

Net earnings applicable to common stockholders	$2.18	$0.22

Weighted average common shares outstanding — basic	230	227
Weighted average common shares outstanding — diluted	240	231
Production volumes:
Oil (MMBbls)	17	19
Gas (Bcf)	221	239
NGLs (MMBbls)	5	5
MMBoe	59	64

3.	Derivative Instruments and Hedging Activities

      Devon has periodically entered into oil and gas financial instruments and foreign exchange rate swaps to manage its exposure to oil and gas price volatility. The foreign exchange rate swaps mitigate the effect of volatility in the Canadian-to-U.S. dollar exchange rate on certain Canadian gas revenues that are based on U.S. dollar prices. The hedging instruments are usually placed with counterparties that Devon believes are minimal credit risks. It is Devon’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers. The oil and

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by Devon.

      As of March 31, 2003, $187 million of net deferred losses on derivative instruments in “accumulated other comprehensive loss” are expected to be reclassified to earnings from operations during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to earnings from operations are primarily the production and sale of the hedged oil and gas quantities. The maximum term over which Devon is hedging exposures to the variability of cash flows for commodity price risk is 21 months.

      Devon recorded in its statements of operations a gain of $10 million and a loss of $17 million in the first quarter of 2003 and 2002, respectively, for the change in fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify as hedges. Included in the three-month periods ended March 31, 2003 and 2002 are net gains of $1 million and $7 million, respectively, related to such ineffectiveness. These gains are related to both (i) the ineffectiveness of the various cash flow hedges and (ii) the component of the derivative instrument gain or loss excluded from the assessment of hedge effectiveness.

4.	Asset Retirement Obligations

      Effective January 1, 2003, Devon adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is fair value, defined as “the price that an entity would have to pay a willing third party of comparable credit standing to assume the liability in a current transaction other than in a forced or liquidation sale.”

      The asset retirement cost equal to the fair value of the retirement obligation is capitalized as part of the cost of the related long-lived asset and allocated to expense using a systematic and rational method.

      Devon previously estimated costs of dismantlement, removal, site reclamation, and other similar activities in the total costs that are subject to depreciation, depletion, and amortization. However, Devon did not record a separate asset or liability for such amounts. Upon adoption, Devon recorded a cumulative-effect-type adjustment for an increase to net earnings of $16 million net of deferred taxes of $10 million. Additionally, Devon established an asset retirement obligation of $453 million, an increase to property and equipment of $400 million and a decrease in accumulated DD&A of $79 million.

      Following is a reconciliation of the asset retirement obligation from December 31, 2002 to March 31, 2003.

(In millions)
Asset retirement obligation as of December 31, 2002	$—
Cumulative effect of change in accounting principle	453
Liabilities settled	(5)
Accretion expense	7
Foreign currency translation adjustment on asset retirement obligation	14

Asset retirement obligation as of March 31, 2003	$469

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a reconciliation of reported net income and the related earnings per share amounts assuming the provisions of SFAS No. 143 had been adopted as of January 1, 2000.

	For the Year Ended
	December 31,

	2002	2001	2000

	(In millions, except per
	share data)
Net earnings applicable to common stockholders, as reported	$94	93	720
Net change in depreciation, depletion and amortization of property and equipment due to adoption of SFAS No. 143	16	30	26
Less accretion of asset retirement obligation	(25)	(15)	(10)
Deferred taxes	4	(6)	(6)

Effect on net earnings	(5)	9	10

Net earnings applicable to common stockholders, as adjusted	$89	102	730

Basic earnings per share:
Net earnings applicable to common stockholders, as reported	$0.61	0.73	5.66
Effect on net earnings	(0.03)	0.07	0.08

Net earnings applicable to common stockholders, as adjusted	$0.58	0.80	5.74

Diluted earnings per share:
Net earnings applicable to common stockholders, as reported	$0.61	0.72	5.50
Effect on net earnings	(0.03)	0.07	0.08

Net earnings applicable to common stockholders, as adjusted	$0.58	0.79	5.58

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For Three
	Months Ended
	March 31,

	2003	2002

	(In millions,
	except per
	share data)
Net earnings applicable to common stockholders, as reported	$434	60
Less cumulative effect of change in accounting principle	(16)	—
Net change in depreciation, depletion and amortization of property and equipment due to adoption of SFAS No. 143	—	4
Less accretion of asset retirement obligation	—	(4)
Deferred taxes	—	—

Effect on net earnings	(16)	—

Net earnings applicable to common stockholders, as adjusted	$418	60

Basic earnings per share:
Net earnings applicable to common stockholders, as reported	$2.76	0.41
Effect on net earnings	(0.10)	—

Net earnings applicable to common stockholders, as adjusted	$2.66	0.41

Diluted earnings per share:
Net earnings applicable to common stockholders, as reported	$2.67	0.40
Effect on net earnings	(0.10)	—

Net earnings applicable to common stockholders, as adjusted	$2.57	0.40

      Following is a summary of the asset retirement obligation assuming the provisions of SFAS No. 143 had been adopted as of January 1, 2000.

(In millions)
Asset retirement obligation as of:
January 1, 2000	$163
December 31, 2000	244
December 31, 2001	397
December 31, 2002	453
March 31, 2002	411

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share

      The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002.

	Net Earnings		Net
	Applicable to	Common	Earnings
	Common	Shares	Per
	Stockholders	Outstanding	Share

	(In millions)
Three Months Ended March 31, 2003:
Basic earnings per share	$434	157	$2.76

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $2 million)	2	4
Potential common shares issuable upon the exercise of outstanding stock options	—	2

Diluted earnings per share	$436	163	$2.67

Three Months Ended March 31, 2002:
Basic earnings per share	$60	148	$0.41

Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	2

Diluted earnings per share	$60	150	$0.40

      The senior convertible debentures were not included in the 2002 dilution calculation because the inclusion was anti-dilutive.

      Certain options to purchase shares of Devon’s common stock have been excluded from the dilution calculations because the options’ exercise price exceeded the average market price of Devon’s common stock during the applicable period. The following information relates to these options.

	For the Three Months Ended

	March 31, 2003	March 31, 2002

Options excluded from dilution calculation (in millions)	2	3
Range of exercise prices	$47.59 - $89.66	$42.41 - $89.66
Weighted average exercise price	$56.22	$53.63

      The excluded options for 2003 expire between April 30, 2003 and December 2, 2012.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon’s first quarter 2003 and 2002 pro forma net earnings and pro forma net earnings per share would have differed from the amounts actually reported as shown in the following table.

	Three Months
	Ended March 31,

	2003	2002

	(In millions,
	except per share
	amounts)
Net earnings available to common stockholders, as reported	$434	$60
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5)	(3)

Net earnings available to common stockholders, pro forma	$429	$57

Net earnings per share available to common stockholders:
As reported:
Basic	$2.76	$0.41
Diluted	$2.67	$0.40
Pro forma:
Basic	$2.73	$0.39
Diluted	$2.64	$0.38

6.	Supplemental Cash Flow Information

      Cash payments (refunds) for interest and income taxes in the first quarter of 2003 and 2002 are presented below:

	Three Months
	Ended
	March 31,

	2003	2002

	(In millions)
Interest paid	$175	$185
Income taxes refunded	$(32)	$(92)

      The first quarter 2002 Mitchell acquisition involved non-cash consideration as presented below:

2002

(In millions)
Value of common stock issued	$1,512
Employee stock options assumed	27
Liabilities assumed	824
Deferred tax liability created	796

Fair value of assets acquired with non-cash consideration	$3,159

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Information

      Devon manages its business by country. As such, Devon identifies its segments based on geographic areas. Devon has three reportable segments: its operations in the U.S., its operations in Canada and its international operations outside of North America. Substantially all of these segments’ operations involve oil and gas producing activities. Following is certain financial information regarding Devon’s segments for the first quarters of 2003 and 2002. The revenues reported are all from external customers.

	U.S.	Canada	International	Total

	(In millions)
As of March 31, 2003:
Current assets	$980	$585	$72	$1,637
Property and equipment, net of accumulated depreciation, depletion and amortization	7,111	4,120	529	11,760
Investment in ChevronTexaco Corporation common stock	459	—	—	459
Goodwill	1,565	2,066	68	3,699
Other assets	244	30	(1)	273

Total assets	$10,359	$6,801	$668	$17,828

Current liabilities	981	431	44	1,456
Other liabilities	318	3	—	321
Asset retirement obligation	276	193	—	469
Debentures exchangeable into shares of ChevronTexaco Corporation common stock	666	—	—	666
Other long-term debt	2,675	4,034	—	6,709
Fair value of financial instruments	4	3	—	7
Deferred income taxes	1,581	1,235	46	2,862
Stockholders’ equity	3,858	902	578	5,338

Total liabilities and stockholders’ equity	$10,359	$6,801	$668	$17,828

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	International	Total

	(In millions)
Three Months ended March 31, 2003:
Revenues
Oil sales	$163	$84	$9	$256
Gas sales	557	317	—	874
Natural gas liquids sales	74	33	—	107
Marketing and midstream revenues	430	4	—	434

Total revenues	1,224	438	9	1,671

Production and operating costs and expenses
Lease operating expenses	90	73	2	165
Transportation costs	26	15	—	41
Production taxes	46	1	—	47
Marketing and midstream operating costs and expenses	354	2	—	356
Depreciation, depletion and amortization of property and equipment	213	81	2	296
Accretion of asset retirement obligation	4	3	—	7
General and administrative expenses	37	10	2	49

Total production and operating costs and expenses	770	185	6	961

Earnings from operations	454	253	3	710
Other income (expenses)
Interest expense	(56)	(72)	(2)	(130)
Effects of changes in foreign currency exchange rates	—	22	—	22
Change in fair value of financial instruments	8	2	—	10
Other income	2	2	4	8

Net other income (expenses)	(46)	(46)	2	(90)

Earnings before income tax expense and cumulative effect of change in accounting principle	408	207	5	620
Income tax expense
Current	23	11	1	35
Deferred	74	90	1	165

Total income tax expense	97	101	2	200

Earnings before cumulative effect of change in accounting principle	311	106	3	420
Cumulative effect of change in accounting principle	11	5	—	16

Net earnings	322	111	3	436
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$320	$111	$3	$434

Capital expenditures, including acquisitions of businesses	$242	$240	$30	$512

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	International	Total

	(In millions)
Three Months ended March 31, 2002:
Revenues
Oil sales	$130	$82	$10	$222
Gas sales	303	163	—	466
Natural gas liquids sales	35	20	—	55
Marketing and midstream revenues	158	2	—	160

Total revenues	626	267	10	903

Production and operating costs and expenses
Lease operating expenses	91	61	2	154
Transportation costs	22	16	—	38
Production taxes	21	1	—	22
Marketing and midstream operating costs and expenses	125	—	—	125
Depreciation, depletion and amortization of property and equipment	204	105	2	311
General and administrative expenses	35	9	6	50

Total production and operating costs and expenses	498	192	10	700

Earnings from operations	128	75	—	203
Other income (expenses)
Interest expense	(49)	(73)	(2)	(124)
Effects of changes in foreign currency exchange rates	—	(1)	—	(1)
Change in fair value of financial instruments	(20)	3	—	(17)
Other income	9	3	3	15

Net other income (expenses)	(60)	(68)	1	(127)

Earnings from continuing operations before income tax expense	68	7	1	76
Income tax expense
Current	6	1	2	9
Deferred	5	3	1	9

Total income tax expense	11	4	3	18

Earnings (loss) from continuing operations	57	3	(2)	58
Discontinued operations
Results of discontinued operations before income taxes	—	—	8	8
Total income tax expense	—	—	4	4

Net results of discontinued operations	—	—	4	4

Net earnings	57	3	2	62
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$55	$3	$2	$60

Capital expenditures, including acquisitions of businesses	$1,922	$239	$17	$2,178

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

      Devon is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Devon and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Devon’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to Devon’s financial position or results of operations after consideration of recorded accruals although actual amounts could differ from management’s estimate.

Environmental Matters

      Devon is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Devon has not used discounting in determining its accrued liabilities for environmental remediation, and no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Devon’s consolidated financial statements. Devon adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

      Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of March 31, 2003, Devon’s consolidated balance sheet included $7 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.

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

      Also, pending in federal court in Texas is a similar suit alleging underpaid royalties to the United States in connection with natural gas and natural gas liquids produced and sold from United States owned

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and/or controlled lands. The claims were filed by private litigants against Devon and numerous other producers, under the federal False Claims Act. The United States served notice of its intent to intervene as to certain defendants, but not Devon. Devon and certain other defendants are challenging the constitutionality of whether a claim under the federal False Claims Act can be maintained absent government intervention. Devon believes that it has acted reasonably and paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this litigation. As a result, Devon’s monetary exposure in this suit is not expected to be material.

      Devon is a defendant in certain private royalty owner litigation filed in Wyoming regarding deductibility of certain post production costs from royalties payable by Devon. The plaintiffs in these lawsuits propose to expand them into county or state-wide class actions relating specifically to transportation and related costs associated with Devon’s Wyoming gas production. A significant portion of such production is, or will be, transported through facilities owned by Thunder Creek Gas Services, L.L.C., of which Devon owns a 75% interest. Devon believes that it has acted reasonably and paid royalties in good faith and in accordance with its obligations under its oil and gas leases and applicable law, and Devon does not believe that it is subject to material exposure in association with this litigation.

Other Matters

      Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion addresses material changes in results of operations for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, and in financial condition since December 31, 2002. It is presumed that readers have read or have access to Devon’s 2002 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Net earnings for the first quarter of 2003 were $436 million, or $2.76 per share. This compares to net earnings of $62 million, or $0.41 per share for the first quarter of 2002. The increase in first quarter earnings was due to an increase in oil, natural gas and NGL prices, the effects of which were partially offset by a decrease in production primarily due to the 2002 property divestitures and increased expenses.

      On February 24, 2003, Devon and Ocean Energy Inc. (“Ocean”) announced their intention to merge. This merger was completed on April 25, 2003. In the transaction, Devon issued 0.414 shares of its common stock for each outstanding share of Ocean common stock (or a total of approximately 74 million shares). Also, Devon assumed approximately $1.8 billion of debt from Ocean. This merger had no effect on Devon’s financial condition or results of operations during the first quarter of 2003.

Results of Operations

      Total revenues increased $768 million, or 85%, in the first quarter of 2003. This was the result of increases in the average prices of oil, gas and NGLs and an increase in marketing and midstream revenue, partially offset by lower production on a combined Boe basis. Oil, gas and NGL revenues increased $494 million, or 66%, for the first quarter of 2003 compared to the first quarter of 2002. The quarterly comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

	Total

	Three Months Ended
	March 31,

	2003	2002	Change

Production
Oil (MMBbls)	9	12	-25%
Gas (Bcf)	181	193	-6%
NGLs (MMBbls)	5	4	+25%
Oil, Gas and NGLs (MMBoe)(1)	44	48	-8%
Average Prices
Oil (Per Bbl)	$28.09	$18.62	+51%
Gas (Per Mcf)	4.84	2.41	+101%
NGLs (Per Bbl)	21.15	12.22	+73%
Oil, Gas and NGLs (Per Boe)(1)	27.93	15.29	+83%
Revenues ($ in millions)
Oil	$256	$222	+15%
Gas	874	466	+88%
NGLs	107	55	+95%

Combined	$1,237	$743	+66%

	Domestic

	Three Months Ended
	March 31,

	2003	2002	Change

Production
Oil (MMBbls)	5	7	-29%
Gas (Bcf)	118	120	-2%
NGLs (MMBbls)	4	3	+33%
Oil, Gas and NGLs (MMBoe)(1)	29	30	-3%
Average Prices
Oil (Per Bbl)	$29.98	$19.31	+55%
Gas (Per Mcf)	4.73	2.52	+88%
NGLs (Per Bbl)	19.74	12.01	+64%
Oil, Gas and NGLs (Per Boe)(1)	27.55	15.77	+75%
Revenues ($ in millions)
Oil	$163	$130	+25%
Gas	557	303	+84%
NGLs	74	35	+111%

Combined	$794	$468	+70%

	Canada

	Three Months Ended
	March 31,

	2003	2002	Change

Production
Oil (MMBbls)	4	5	-20%
Gas (Bcf)	63	73	-14%
NGLs (MMBbls)	1	1	—
Oil, Gas and NGLs (MMBoe)(1)	15	18	-17%
Average Prices
Oil (Per Bbl)	$24.87	$17.44	+43%
Gas (Per Mcf)	5.04	2.23	+126%
NGLs (Per Bbl)	25.29	12.61	+101%
Oil, Gas and NGLs (Per Boe)(1)	28.61	14.36	+99%
Revenues ($ in millions)
Oil	$84	$82	+2%
Gas	317	163	+94%
NGLs	33	20	+65%

Combined	$434	$265	+64%

(1)	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

N/M	Not meaningful.

      In addition to the volumes included in the prior tables for domestic and Canadian production, in the first quarter of 2003 and 2002, Devon also produced 286,000 and 481,000 barrels of oil, respectively, in its International division. The oil revenues generated by this production were $9 million and $10 million, respectively.

      The average sales prices per unit of production shown in the preceding tables include the effect of Devon’s hedging activities. Following is a comparison of Devon’s average sales prices with and without the effect of hedges for the three-month periods ended March 31, 2003 and 2002.

	With Hedges		Without Hedges

	Three Months		Three Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Oil (per Bbl)	$28.09	$18.62	$30.86	$18.07
Gas (per Mcf)	$4.84	$2.41	$5.51	$2.11
NGLs (per Bbl)	$21.15	$12.22	$21.15	$12.22
Oil, Gas and NGLs (per Boe)	$27.93	$15.29	$31.23	$13.90

      Oil Revenues. Oil revenues increased $34 million in the first quarter of 2003. Oil revenues increased $86 million due to a $9.47 per barrel increase in the average price of oil. This was partially offset by a decrease in production of 3 million barrels which caused oil revenues to decrease $52 million. The production decline was primarily the result of divestitures that occurred throughout 2002.

      Gas Revenues. Gas revenues increased $408 million in 2003’s first quarter. A $2.43 per Mcf increase in the average gas price in first quarter 2003 caused gas revenues to increase $438 million. This was partially offset by a decrease in production of 12 Bcf which caused gas revenues to decrease $30 million. The production decline was primarily the result of divestitures that occurred throughout 2002.

      NGL Revenues. NGL revenues increased $52 million in the first quarter of 2003. Of this total increase, $45 million was due to an $8.93 per barrel increase in the average NGL price in the first quarter of 2003. A one million barrel increase in 2003 production accounted for the remainder of the increase in NGL revenues. Production from new drilling and development was partially offset by the effect of divestitures that occurred throughout 2002.

      Marketing and Midstream Revenues. Marketing and midstream revenues increased $274 million, or 171%, in the first quarter of 2003. Of this total increase, $111 million was the result of an increase in gas and NGL prices. An increase in third-party processed NGL volumes resulted in the remaining increase in first quarter 2003 revenues. The increase in volumes was primarily related to new drilling and development in the Barnett Shale and an additional 24 days of production in 2003 due to the timing of the January 2002 Mitchell merger.

      Production and Operating Expenses. The components of production and operating expenses for the first quarter of 2003 and 2002 are set forth in the following tables.

	Total

	Three Months Ended
	March 31,

	2003	2002	Change

Expenses ($ in Millions)
Lease operating expenses	$165	$154	+7%
Transportation costs	41	38	+8%
Production taxes	47	22	+114%

Total production and operating expenses	$253	$214	+18%

Expenses per Boe
Lease operating expenses	3.73	3.17	+18%
Transportation costs	0.92	0.78	+18%
Production taxes	1.06	0.46	+130%

Total production and operating expenses	$5.71	$4.41	+29%

      Lease operating expenses increased $11 million in the first quarter of 2003. The increase was primarily related to an increase in well workover expenses and increased power, fuel, casualty insurance and repairs and maintenance costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate resulted in a $4 million increase in costs. These increases were partially offset by property divestitures that occurred throughout 2002.

      Transportation costs increased $3 million, primarily due to an increase in gas production in higher costs areas.

      Production taxes increased $25 million in the 2003 quarter. The majority of Devon’s production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 70% increase in domestic oil, gas and NGL revenues in the first quarter of 2003 was the primary cause of the production tax increase.

      Marketing and Midstream Costs and Expenses. Marketing and midstream costs and expenses increased $231 million, or 185%, in the first quarter of 2003. Of this total increase, $81 million was the result of an increase in gas and NGL prices. An increase in third-party processed NGL volumes resulted in the remaining increase in first quarter 2003 costs and expenses. The increase in volumes was primarily related to new drilling and development in the Barnett Shale and an additional 24 days of production in 2003 due to the timing of the January 2002 Mitchell merger.

      Depreciation, Depletion and Amortization Expenses (“DD&A”). Oil and gas property related DD&A decreased $21 million, or 7%, from $289 million in the first quarter of 2002 to $268 million in the first quarter of 2003. Oil and gas property related DD&A expense decreased $26 million due to the 8% decrease in combined oil, gas and NGLs production in 2003. This was partially offset by an increase in the combined U.S., Canadian and international DD&A rate from $5.95 per Boe in 2002 to $6.05 per Boe in 2003 which caused oil and gas property related DD&A to increase by $5 million. The adoption of SFAS No. 143 had an immaterial effect on first quarter 2003 DD&A expense.

      Non-oil and gas property DD&A expense increased $6 million from $22 million in the first quarter of 2002 compared to $28 million in the first quarter of 2003. Depreciation for an additional 24 days in 2003 versus 2002 for the marketing and midstream assets acquired in the January 2002 Mitchell acquisition accounted for most of the increase.

      Accretion of Asset Retirement Liability. Effective January 1, 2003, Devon adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143)

using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is fair value, defined as “the price that an entity would have to pay a willing third party of comparable credit standing to assume the liability in a current transaction other than in a forced or liquidation sale.”

      The asset retirement cost equal to the fair value of the retirement obligation is capitalized as part of the cost of the related long-lived asset and allocated to expense using a systematic and rational method.

      As required by SFAS No. 143, Devon recorded $7 million of accretion expense during the first quarter of 2003.

      General and Administrative Expenses (“G&A”). Devon’s net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the first quarter of 2003 and 2002.

	Three Months
	Ended
	March 31,

	2003	2002

	(In millions)
Gross G&A	$84	$91
Capitalized G&A	(19)	(22)
Reimbursed G&A	(16)	(19)

Net G&A	$49	$50

      Net G&A decreased $1 million in the first quarter of 2003 compared to the first quarter of 2002. Gross G&A decreased $7 million. The decrease in gross expenses in the first quarter of 2003 was primarily related to lower employee salaries as a result of lower headcount and from lower professional fees.

      G&A increased $3 million due to a decrease in the amount capitalized as part of oil and gas properties. G&A also increased $3 million due to a decrease in the amount of reimbursements on operated properties in the 2003 quarter. The change in capitalized G&A was primarily related to the lower personnel related expenses and other costs subject to capitalization. The change in reimbursed G&A was primarily related to property divestitures.

      Interest Expense. Interest expense increased $6 million in 2003’s first quarter. An increase in the average interest rate on outstanding debt from 5.7% in the 2002 quarter to 6.3% in the 2003 quarter caused interest expense to increase by $10 million. The increase in the average interest rate was due primarily to the March 2002 issuance of $1 billion of bonds at 7.95%. These bonds were used primarily to pay down on the $3 billion term loan credit facility which had an average interest rate of less than 3%. This was partially offset by a decrease in the average debt balance outstanding from $8.3 billion in 2002 to $8.0 billion in 2003 which caused interest expense to decrease by $5 million. The decrease in the average debt balance in the first quarter of 2003 was primarily attributable to the utilization of proceeds from the 2002 property divestitures to retire outstanding debt.

      Other items included in interest expense that are not related to the debt balance outstanding were $1 million higher in the 2003 quarter compared to the 2002 quarter. These items include facility and agency fees, amortization of costs and other miscellaneous items.

	Three Months
	Ended
	March 31,

	2003	2002

	(In millions)
Interest on debt outstanding	$123	$118
Amortization of discounts and premiums, net	3	3
Facility and agency fees	—	1
Amortization of capitalized loan costs	3	1
Capitalized interest	(1)	(1)
Other	2	2

Total interest expense	$130	$124

      Effects of Changes in Foreign Currency Exchange Rates. Devon’s Canadian subsidiary has certain fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were acquired to the dates of repayment increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. In addition, Devon’s Canadian subsidiary has cash and other working capital amounts denominated in U.S. dollars which also fluctuate in value with changes in the exchange rate. Such changes in the Canadian dollar equivalent balance of the debt and working capital balances are required to be included in determining net earnings for the period in which the exchange rate changes. The increase in the Canadian-to-U.S. dollar exchange rate from $0.6331 at December 31, 2002 to $0.6806 at March 31, 2003 resulted in a $22 million gain.

      Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 2003 was 32%, compared to 23% estimated in the first quarter of 2002.

      The 2003 and 2002 rates were lower than the statutory federal tax rate primarily due to the tax benefits of certain foreign deductions. The 2003 rate is higher than the 2002 rate primarily due to the increase in expected pretax earnings. Higher pretax earnings reduces the positive impact of these fixed foreign deductions.

      Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires that the tax benefit of available tax carryforwards be recorded as an asset to the extent that management assesses the utilization of such carryforwards to be “more likely than not”. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not”, SFAS No. 109 requires that a valuation allowance be provided to reduce the recorded tax benefits from such assets.

      Included as deferred tax assets at March 31, 2003, were approximately $242 million of tax related carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 2003 and 2016, Canadian carryforwards which expire primarily in 2008, International carryforwards which have no expiration and minimum tax credits which have no expiration. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2003 and 2008. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon’s management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

      Results of Discontinued Operations. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Devon reclassified its Indonesian, Argentine and Egyptian activities as discontinued operations. The decrease in earnings from discontinued operations before income taxes and the related income taxes from first quarter 2002 to first quarter 2003 was primarily due to the sale of these operations during 2002.

      Cumulative Effect of Change in Accounting Principle. At the time of adoption of SFAS No. 143 Devon recorded a cumulative-effect-type adjustment for a charge to net earnings of $16 million net of deferred taxes of $10 million.

Capital Expenditures, Capital Resources and Liquidity

      The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.

      Capital Expenditures. Approximately $512 million was spent in the first three months of 2003 for capital expenditures. This total includes $471 million for the acquisition, drilling or development of oil and gas properties. These amounts compare to first quarter 2002 capital expenditures of $2.2 billion. This total includes $1.7 billion related to the January 2002 Mitchell acquisition and $463 million for the acquisition, drilling or development of oil and gas properties.

      Other Cash Uses. Devon’s common stock dividends were $8 million in each of the first quarters of 2003 and 2002. Devon also paid $2 million of preferred stock dividends in each of the first quarters of 2003 and 2002.

Capital Resources and Liquidity

      Devon’s primary source of liquidity has historically been net cash provided by operating activities. This source has been supplemented as needed by accessing credit lines and commercial paper markets and issuing equity securities and long-term debt securities.

Operating Cash Flow

      Net cash provided by operating activities (“operating cash flow”) continued to be the primary source of capital and liquidity in the first quarter of 2003. Operating cash flow in the first quarter of 2003 was $827 million, compared to $368 million in the first quarter of 2002. The increase in operating cash flow in the 2003 quarter was primarily caused by the increase in revenues partially offset by increased expenses, as discussed earlier in this section.

      Devon’s operating cash flow is sensitive to many variables, the most volatile of which is pricing of the oil, natural gas and NGLs produced. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond Devon’s control and are difficult to predict.

      To mitigate some of the risk inherent in oil and natural gas prices, Devon has entered into various fixed-price physical delivery contracts and financial price swap contracts to fix the price to be received for a portion of future oil and natural gas production. Additionally, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. The table below provides the volumes associated with these various arrangements as of March 31, 2003.

	Fixed-Price
	Physical
	Delivery	Price Swap	Price
	Contracts	Contracts	Collars	Total

Oil production (MMBbls)
2003	—	—	20	20
2004	—	—	5	5
Natural gas production (Bcf)
2003	16	35	258	309
2004	16	—	113	129

      In addition to the above quantities, Devon also has fixed-price physical delivery contracts, for the years 2005 through 2011, covering Canadian natural gas production ranging from 8 Bcf to 14 Bcf per year. From 2012 through 2016, Devon also has Canadian gas volumes subject to a fixed-price contract, but the yearly volumes are less than 1 Bcf.

      By removing the price volatility from a portion of its oil and natural gas production, Devon has mitigated, but not eliminated, the potential negative effect of declining prices on its operating cash flow.

      It is Devon’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management as competent and competitive market makers.

      In December 2002, Devon announced that its capital expenditure budget for the year 2003 was approximately $1.8 billion. As a result of the April 25, 2003 Ocean merger, Devon’s expected capital expenditures will be approximately $2.4 billion in 2003. This capital budget represents the largest planned use of available operating cash flow. To a certain degree, the ultimate timing of these capital expenditures is within Devon’s control. Therefore, if oil and natural gas prices decline to levels below its acceptable levels, Devon could choose to defer a portion of these planned 2003 capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. Based upon current oil and gas price expectations for 2003, Devon anticipates that its operating cash flow will exceed its planned capital expenditures and other cash requirements for the year. Devon currently intends to accumulate any excess cash to fund current and future years’ debt maturities. Additional alternatives could be considered based upon the actual amount, if any, of such excess cash.

Credit Lines

      Other sources of liquidity are Devon’s revolving lines of credit (the “Credit Facilities”). The Credit Facilities include a U.S. facility of $725 million (the “U.S. Facility”) and a Canadian facility of $275 million (the “Canadian Facility”). On March 31, 2003, there were no borrowings under either the U.S. Facility or the Canadian Facility.

      Amounts borrowed under the Credit Facilities bear interest at various fixed rate options that Devon may elect for periods up to six months. Devon has historically elected a rate that is based upon LIBOR, plus a margin dictated by Devon’s debt rating. Borrowings under the Canadian Facility have also been made under a rate based upon the Bankers’ Acceptance rate, plus a margin dictated by Devon’s debt rating. Based upon its current debt rating, Devon can borrow under the Credit Facilities at a rate of between 45 and 125 basis points above LIBOR based upon usage and the tranche utilized, and 72.5 basis points above the Bankers’ Acceptance rate. The Credit Facilities also provide for an annual facility fee of $1.4 million that is payable quarterly.

      Devon also has access to short-term credit under its commercial paper program. Total borrowings under the U.S. Facility and the commercial paper program may not exceed $725 million. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. Devon had no commercial paper debt outstanding at March 31, 2003.

      Devon also has a letter of credit and revolving bank facility (“LOC Facility”) for its Canadian operations. This C$150 million LOC Facility is used primarily by Devon’s wholly-owned subsidiaries, Devon Canada Corporation and Northstar Energy Corporation, to issue letters of credit. As of March 31, 2003, C$110 million ($75 million converted to U.S. dollars using the March 31, 2003 exchange rate) of letters of credit were issued under the LOC Facility primarily for Canadian drilling commitments.

      Devon has $1.1 billion outstanding under its $3 billion senior unsecured credit facility. This credit facility, which was entered into in October 2001, has a term of five years. The remaining balance outstanding as of March 31, 2003 will mature as follows:

(In millions)
April 15, 2006	$335
October 15, 2006	800

$1,135

      This $3 billion facility includes various rate options which can be elected by Devon, including a rate based on LIBOR plus a margin. As of March 31, 2003, the average interest rate on this facility was 2.4%.

Impact of Recently Issued Accounting Standards Not Yet Adopted

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Devon owns no interests in variable interest entities, and therefore this new interpretation will not affect Devon’s consolidated financial statements.

      During April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company will follow the guidance of SFAS No. 149 and expects that it will have no impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Devon’s 2002 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon’s potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of March 31, 2003, there have been no material changes in Devon’s market risk exposure from that disclosed in the 2002 Form 10-K and the May 8, 2003 Current Report on Form 8-K.

Item 4.	Controls and Procedures

      We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

      (a) Devon’s special meeting of stockholders was held in Oklahoma City, Oklahoma at 10:00 a.m. local time, on Friday April 25, 2003.

      (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

      (c) A total of 126,180,427 shares of Devon’s common stock outstanding and entitled to vote were present at the meeting in person or by proxy, representing approximately 81% percent of the total outstanding. The matters voted upon were as follows:

1. Approval of the issuance of Devon Energy Corporation common stock pursuant to the Agreement and Plan of Merger, dated as of February 23, 2003, by and among Devon Energy Corporation, Devon NewCo Corporation and Ocean Energy, Inc., as it may be amended from time to time. The results of the votes taken at such meeting were as follows:

FOR	124,693,419
AGAINST	597,034
ABSTAIN	889,974

2. Adoption of the Devon Energy Corporation 2003 Long-Term Incentive Plan, subject to the consummation of the merger contemplated by the Agreement and Plan of Merger, dated as of February 23, 2003, by and among Devon Energy Corporation, Devon NewCo Corporation and Ocean Energy, Inc., as it may be amended from time to time. The results of the votes taken at such meeting were as follows:

FOR	92,713,689
AGAINST	32,414,960
ABSTAIN	1,051,778

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit
Number

4.6	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Registrant
99.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of William T. Vaughn, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

A Report on Form 8-K was filed February 7, 2003 to file the press release announcing Devon’s fourth quarter and full year 2002 earnings.

A Report on Form 8-K was filed February 24, 2003 to announce Devon’s intent to merge with Ocean Energy, Inc. and to file the related Agreement and Plan of Merger and the press release announcing the merger.

A Report on Form 8-K was filed April 2, 2003 to announce a letter agreement amending the Agreement and Plan of Merger for the Ocean Energy, Inc. merger.

A Report on Form 8-K was filed April 14, 2003 to announce the issuance of a supplement to the proxy statement/ prospectus dated March 20, 2003.

A Report on Form 8-K was filed April 25, 2003 to announce the completion of the Ocean Energy, Inc. merger and to file the appropriate financial statements and pro forma information required under Item 7 of Form 8-K.

A Report on Form 8-K was filed May 8, 2003 to update Devon’s 2003 forward-looking estimates.

A Report on Form 8-K/A was filed May 8, 2003 to update Devon’s 2003 forward-looking estimates.

A Report on Form 8-K was filed May 8, 2003 to file the press release announcing Devon’s first quarter earnings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

/s/ DANNY J. HEATLY

Danny J. Heatly
Vice President — Accounting

Date: May 13, 2003

CERTIFICATION

I, J. Larry Nichols, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Devon Energy Corporation;

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. LARRY NICHOLS

J. Larry Nichols
Chief Executive Officer

Date: May 13, 2003

CERTIFICATION

I, William T. Vaughn, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Devon Energy Corporation;

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM T. VAUGHN

William T. Vaughn
Chief Financial Officer

Date: May 13, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

4.6	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant
99.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of William T. Vaughn, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002