Form 10-Q
period 2004-03-31
DEVON ENERGY CORP/DE
filed 2004-05-07
CIK 1090012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     The number of shares outstanding of Registrant’s common stock, par value $.10, as of March 31, 2004, was 239,795,000.

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

March 31, 2004 and 2003

(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,481	$1,273
Accounts receivable	1,063	946
Inventories	70	72
Fair value of financial instruments	18	13
Income taxes receivable	11	11
Investments and other current assets	42	49

Total current assets	2,685	2,364

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,249 and $3,336 excluded from amortization in 2004 and 2003, respectively)	29,177	28,546
Less accumulated depreciation, depletion and amortization	10,727	10,212

	18,450	18,334
Investment in ChevronTexaco Corporation common stock, at fair value	623	613
Fair value of financial instruments	19	14
Goodwill	5,440	5,477
Other assets	360	360

Total assets	$27,577	$27,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$769	$859
Revenues and royalties due to others	380	315
Income taxes payable	207	15
Current portion of long-term debt	763	338
Deferred revenue	42	56
Accrued interest payable	90	130
Merger related expenses payable	14	21
Fair value of financial instruments	284	153
Current portion of asset retirement obligation	38	42
Accrued expenses and other current liabilities	103	142

Total current liabilities	2,690	2,071

Other liabilities	350	349
Asset retirement obligation, long-term	633	629
Debentures exchangeable into shares of ChevronTexaco Corporation common stock	680	677
Other long-term debt	7,274	7,903
Preferred stock of a subsidiary	—	55
Fair value of financial instruments	86	52
Deferred income taxes	4,334	4,370
Stockholders’ equity:
Preferred stock of $1.00 par value.
Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value.
Authorized 800,000,000 shares; issued 242,379,000 in 2004 and 239,767,000 in 2003	24	24
Additional paid-in capital	9,174	9,066
Retained earnings	2,082	1,614
Accumulated other comprehensive income	409	569
Deferred compensation and other	(30)	(32)
Treasury stock at cost: 2,584,000 shares in 2004 and 3,677,000 shares in 2003	(130)	(186)

Total stockholders’ equity	11,530	11,056

Total liabilities and stockholders’ equity	$27,577	$27,162

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$581	$256
Gas sales	1,121	874
Natural gas liquids sales	119	107
Marketing and midstream revenues	417	434

Total revenues	2,238	1,671

Production and operating costs and expenses:
Lease operating expenses	257	165
Transportation costs	53	41
Production taxes	62	47
Marketing and midstream operating costs and expenses	332	356
Depreciation, depletion and amortization of property and equipment	572	296
Accretion of asset retirement obligation	11	7
General and administrative expenses	77	49

Total production and operating costs and expenses	1,364	961

Earnings from operations	874	710
Other income (expenses):
Interest expense	(118)	(130)
Effects of changes in foreign currency exchange rates	(6)	22
Change in fair value of financial instruments	4	10
Other income	22	8

Net other expenses	(98)	(90)

Earnings from continuing operations before income tax expense and cumulative effect of change in accounting principle	776	620
Income tax expense:
Current	203	35
Deferred	79	165

Total income tax expense	282	200

Earnings from continuing operations before cumulative effect of change in accounting principle	494	420
Cumulative effect of change in accounting principle, net of income tax expense of $10 million	—	16

Net earnings	494	436
Preferred stock dividends	2	2

Net earnings applicable to common stockholders	$492	$434

Basic earnings per share:
Earnings from continuing operations	$2.06	$2.66
Cumulative effect of change in accounting principle	—	0.10

Net earnings applicable to common stockholders	$2.06	$2.76

Diluted earnings per share:
Earnings from continuing operations	$2.00	$2.57
Cumulative effect of change in accounting principle	—	0.10

Net earnings applicable to common stockholders	$2.00	$2.67

Weighted average common shares outstanding – basic	239	157

Weighted average common shares outstanding – diluted	247	163

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(In millions)
Net earnings	$494	$436
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments [1]	(61)	293
Reclassification adjustment for derivative losses reclassified into oil and gas sales [2]	43	83
Change in fair value of outstanding hedging positions [3]	(148)	(112)
Unrealized gains (losses) on marketable securities [4]	6	(8)

Comprehensive income	$334	$692

[1] net of income tax benefit of:	$7	$—
[2] net of income tax expense of:	(29)	(52)
[3] net of income tax benefit of:	95	67
[4] net of income tax (expense) benefit of:	(4)	5

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Earnings from continuing operations	$494	$420
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization of property and equipment	572	296
Accretion of asset retirement obligation	11	7
Accretion of discounts on long-term debt, net	4	8
Effects of changes in foreign currency exchange rates	6	(22)
Change in fair value of derivative instruments	(4)	(10)
Deferred income tax expense	79	165
Gain on sale of assets	(4)	—
Other	8	4
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(117)	(254)
Inventories	2	(6)
Investments and other current assets	1	2
Increase (decrease) in:
Accounts payable	102	228
Income taxes payable	194	65
Accrued interest and expenses	(98)	(69)
Deferred revenue	(14)	—
Long-term other liabilities	(13)	(7)

Net cash provided by operating activities	1,223	827

Cash flows from investing activities:
Proceeds from sale of property and equipment	11	26
Capital expenditures	(890)	(512)

Net cash used in investing activities	(879)	(486)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt, net of issuance costs	—	50
Principal payments on long-term debt	(211)	(50)
Issuance of common stock, net of issuance costs	108	3
Dividends paid on common stock	(24)	(8)
Dividends paid on preferred stock	(2)	(2)

Net cash used in financing activities	(129)	(7)

Effect of exchange rate changes on cash	(7)	8

Net increase in cash and cash equivalents	208	342
Cash and cash equivalents at beginning of period	1,273	292

Cash and cash equivalents at end of period	$1,481	$634

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

     The accompanying consolidated financial statements and notes thereto of Devon Energy Corporation (“Devon”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon’s 2003 Annual Report on Form 10-K.

     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the three-month periods ended March 31, 2004 and 2003.

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

     The calculation of the purchase price and the allocation to assets and liabilities as of April 25, 2003, are shown below.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In millions,
except share
price)
Calculation and preliminary allocation of purchase price:
Shares of Devon common stock issued to Ocean stockholders	74
Average Devon stock price	$48.05

Fair value of common stock issued	$3,546
Plus estimated merger costs incurred	114
Plus fair value of Ocean convertible preferred stock assumed by a Devon subsidiary	64
Plus fair value of Ocean employee stock options assumed by Devon	124

Total purchase price	3,848

Plus fair value of liabilities assumed by Devon:
Current liabilities	650
Long-term debt	1,436
Deferred revenue	97
Asset retirement obligation, long-term	121
Other noncurrent liabilities	89
Deferred income taxes	962

Total purchase price plus liabilities assumed	$7,203

Fair value of assets acquired by Devon:
Current assets	256
Proved oil and gas properties	4,262
Unproved oil and gas properties	1,060
Other property and equipment	85
Other noncurrent assets	39
Goodwill (none deductible for income taxes)	1,501

Total fair value of assets acquired	$7,203

Pro Forma Information

     Set forth in the following table is certain unaudited pro forma financial information for the three-month period ended March 31, 2003. The information for the three-month period ended March 31, 2003, has been prepared assuming the Ocean merger was consummated on January 1, 2003. All pro forma information is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Devon’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transactions had occurred on January 1, 2003. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transaction.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma
Information
Three Months
Ended
March 31, 2003
(In millions, except
per share amounts
and production
volumes)
Revenues:
Oil sales	$461
Gas sales	1,083
Natural gas liquids sales	114
Marketing and midstream revenues	434

Total revenues	2,092

Production and operating costs and expenses:
Lease operating expenses	224
Transportation costs	51
Production taxes	59
Marketing and midstream operating costs and expenses	356
Depreciation, depletion and amortization of property and equipment	454
Accretion of asset retirement obligation	9
General and administrative expenses	75

Total production and operating costs and expenses	1,228

Earnings from operations	864
Other income (expenses):
Interest expense	(139)
Dividends on subsidiary’s preferred stock	(1)
Effects of changes in foreign currency exchange rates	22
Change in fair value of financial instruments	10
Other income	8

Net other expenses	(100)

Earnings from continuing operations before income tax expense and cumulative effect of change in accounting principle	764
Income tax expense:
Current	58
Deferred	206

Total income tax expense	264

Earnings from continuing operations before cumulative effect of change in accounting principle	500
Cumulative effect of change in accounting principle, net of income tax expense of $19 million	29

Net earnings	529
Preferred stock dividends	2

Net earnings applicable to common stockholders	$527

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma
Information
Three Months
Ended
March 31, 2003
(In millions, except
per share amounts
and production
volumes)
Basic earnings per share:
Earnings from continuing operations	$2.16
Cumulative effect of change in accounting principle	0.12

Net earnings applicable to common stockholders	$2.28

Diluted earnings per share:
Earnings from continuing operations	$2.07
Cumulative effect of change in accounting principle	0.12

Net earnings applicable to common stockholders	$2.19

Weighted average common shares outstanding – basic	230
Weighted average common shares outstanding – diluted	241
Production volumes:
Oil (MMBbls)	17
Gas (Bcf)	221
NGLs (MMBbls)	5
MMBoe	59

3. Debt

New Credit Facility

     In April 2004, Devon replaced its existing $1.0 billion of unsecured long-term credit facilities with a $1.5 billion five-year unsecured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility includes (i) a five-year revolving Canadian subfacility in a maximum amount of U.S. $500 million and (ii) a $1 billion sublimit for the issuance of letters of credit, including letters of credit under the Canadian subfacility.

     The Senior Credit Facility matures on April 8, 2009, and all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to each anniversary subsequent to April 8, 2004, Devon has the option to extend the maturity of the Senior Credit Facility for one year, subject to the approval of the lenders.

     Amounts borrowed under the Senior Credit Facility may, at the election of Devon, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Senior Credit Facility currently provides for an annual facility fee of $1.9 million that is payable quarterly in arrears.

     The agreement governing the Senior Credit Facility contains certain covenants and restrictions, including a maximum allowed debt-to-capitalization ratio of 65% as defined in the agreement.

     As of April 30, 2004, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of April 30, 2004, net of outstanding letters

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of credit, was approximately $1.3 billion.

$3 Billion Term Loan Credit Facility

     On April 9, 2004, Devon repaid the $635 million outstanding balance under its $3 billion term loan credit facility with cash on hand. This amount is classified as current portion of long-term debt in the March 31, 2004, consolidated balance sheet. As a result of the early repayment, Devon will expense the remaining $16 million of unamortized issuance costs in April 2004.

4. Derivative Instruments and Hedging Activities

     Devon recorded in its consolidated statements of operations gains of $4 million and $10 million in the first quarter of 2004 and 2003, respectively, for the change in fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify as hedges.

     As of March 31, 2004, $281 million of net deferred losses on derivative instruments accumulated in “accumulated other comprehensive income” are expected to be reclassified to earnings during the next 12 months assuming no change in forward commodity prices from the March 31, 2004 forward prices. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to earnings are primarily the production and sale of oil and gas, which includes the production hedged under the various derivative instruments. Presently, the maximum term over which Devon has hedged exposures to the variability of cash flows for commodity price risk is 21 months.

     During April 2004, Devon entered into additional interest rate swaps. Following is a table summarizing all the fixed-to-floating interest rate swaps with the related debt instrument and notional amounts as of April 30, 2004.

Debt Instrument	Notional Amount		Floating Rate
4.375% senior notes due in 2007	$400		LIBOR plus 40 basis points
10.25% bond due in 2005	$235		LIBOR plus 711 basis points
8.05% senior notes due in 2004.	$125		LIBOR plus 336 basis points
2.75% notes due in 2006	$500		LIBOR less 26.8 basis points
7.625% senior notes due in 2005	$125		LIBOR plus 237 basis points
6.75% senior notes due 2011	$250		LIBOR plus 213 basis points
6.55% senior notes due 2006	$146	[1]	Banker's Acceptance plus 340 basis points

[1]	Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.7296 as of April 30, 2004.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Earnings Per Share

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003.

		Weighted
	Net Earnings	Average	Net
	Applicable to	Common	Earnings
	to Common	Shares	Per
	Stockholders	Outstanding	Share
	(In millions, except per share amounts)
Three Months Ended March 31, 2004:
Basic earnings per share	$492	239	$2.06

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $2 million)	2	4
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$494	247	$2.00

Three Months Ended March 31, 2003:
Basic earnings per share	$434	157	$2.76

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $2 million)	2	4
Potential common shares issuable upon the exercise of outstanding stock options	—	2

Diluted earnings per share	$436	163	$2.67

     Certain options to purchase shares of Devon’s common stock have been excluded from the dilution calculations because the options’ exercise price exceeded the average market price of Devon’s common stock during the applicable period. The following information relates to these options.

	For the Three Months Ended March 31,
	2004	2003
Options excluded from dilution calculation (in millions)	1	2
Range of exercise prices	$56.68 - $89.66	$47.59 - $89.66
Weighted average exercise price	$67.23	$56.22

     The excluded options for 2004 expire between May 31, 2004 and May 11, 2011.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon’s first quarter 2004 and 2003 pro forma net earnings and pro forma net earnings per share would have differed from the amounts actually reported as shown in the following table.

	Three Months Ended
	March 31,
	2004	2003
	(In millions, except per
	share amounts)
Net earnings available to common stockholders, as reported	$492	$434
Add stock-based employee compensation expense included in reported net earnings, net of related tax expense	1	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(6)	(5)

Net earnings available to common stockholders, pro forma	$487	$429

Net earnings per share available to common stockholders:
As reported:
Basic	$2.06	$2.76
Diluted	$2.00	$2.67
Pro forma:
Basic	$2.04	$2.73
Diluted	$1.98	$2.64

6. Supplemental Cash Flow Information

     Cash payments (refunds) for interest and income taxes in the first three months of 2004 and 2003 are presented below:

	Three Months Ended
	March 31,
	2004	2003
	(In millions)
Interest paid	$165	$175
Income taxes refunded	$—	$(32)

     In January 2004, 38,000 shares of convertible preferred stock of Ocean, which became a subsidiary of Devon in the Ocean merger, were canceled and converted to 1,098,580 shares of Devon common stock pursuant to an automatic conversion feature of the preferred stock. The automatic conversion feature was triggered when the closing price of Devon common stock equaled or exceeded the forced conversion price of $52.39 for 20 consecutive trading days.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Retirement Plans

     Devon has various non-contributory defined benefit pension plans, including qualified plans (“Qualified Plans”) and nonqualified plans (“Supplemental Plans”). The Qualified Plans provide retirement benefits for U.S. and Canadian employees meeting certain age and service requirements. The Supplemental Plans provide retirement benefits for certain employees whose benefits under the Qualified Plans are limited by income tax regulations. Devon also has defined benefit postretirement plans (“Postretirement Plans”) which provide benefits for substantially all employees. The Postretirement Plans provide medical and, in some cases, life insurance benefits and are, depending on the type of plan, either contributory or non-contributory.

Net Periodic Cost

     The following table presents the plans’ net periodic benefit cost for the quarters ended March 31, 2004 and 2003.

			Other
			Postretirement
	Pension Benefits		Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
	(In millions)
Components of net periodic benefit cost:
Service cost	$4	3	—	—
Interest cost	8	8	1	1
Expected return on plan assets	(8)	(6)	—	—
Recognized net actuarial loss	2	3	—	—

Net periodic benefit cost	$6	8	1	1

Employer Contributions

     Devon previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $52 million to the Qualified and Supplemental Plans and $8 million to the Postretirement Plans in 2004. These estimated contributions have not changed. As of March 31, 2004, $1 million of contributions have been made to the Qualified and Supplemental Plans and $2 million of contributions have been made to the Postretirement Plans.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Segment Information

     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

			Inter-
	U.S.	Canada	national	Total
	(In millions)
As of March 31, 2004:
Current assets	$1,620	$709	$356	$2,685
Property and equipment, net of accumulated depreciation, depletion and amortization	10,743	5,077	2,630	18,450
Goodwill	3,068	2,303	69	5,440
Other assets	948	26	28	1,002

Total assets	$16,379	$8,115	$3,083	$27,577

Current liabilities	1,755	684	251	2,690
Other liabilities	389	31	16	436
Asset retirement obligation, long-term	387	220	26	633
Long-term debt	4,299	3,655	—	7,954
Deferred income taxes	2,490	1,425	419	4,334
Stockholders’ equity	7,059	2,100	2,371	11,530

Total liabilities and stockholders’ equity	$16,379	$8,115	$3,083	$27,577

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Three Months Ended March 31, 2004:
Revenues:
Oil sales	$260	$79	$242	$581
Gas sales	781	331	9	1,121
Natural gas liquids sales	86	31	2	119
Marketing and midstream revenues	414	3	—	417

Total revenues	1,541	444	253	2,238

Production and operating costs and expenses:
Lease operating expenses	135	93	29	257
Transportation costs	36	16	1	53
Production taxes	57	1	4	62
Marketing and midstream operating costs and expenses	330	2	—	332
Depreciation, depletion and amortization of property and equipment	345	122	105	572
Accretion of asset retirement obligation	7	4	—	11
General and administrative expenses	64	12	1	77

Total production and operating costs and expenses	974	250	140	1,364

Earnings from operations	567	194	113	874
Other income (expenses):
Interest expense	(47)	(71)	—	(118)
Effects of changes in foreign currency exchange rates	—	(6)	—	(6)
Change in fair value of financial instruments	5	(1)	—	4
Other income	16	4	2	22

Net other income (expenses)	(26)	(74)	2	(98)

Earnings from continuing operations before income tax expense	541	120	115	776
Income tax expense (benefit):
Current	144	15	44	203
Deferred	47	36	(4)	79

Total income tax expense	191	51	40	282

Net earnings	350	69	75	494
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$348	$69	$75	$492

Capital expenditures	$473	$294	$123	$890

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Three Months Ended March 31, 2003:
Revenues:
Oil sales	$163	$84	$9	$256
Gas sales	557	317	—	874
Natural gas liquids sales	74	33	—	107
Marketing and midstream revenues	430	4	—	434

Total revenues	1,224	438	9	1,671

Production and operating costs and expenses:
Lease operating expenses	90	73	2	165
Transportation costs	26	15	—	41
Production taxes	46	1	—	47
Marketing and midstream operating costs and expenses	354	2	—	356
Depreciation, depletion and amortization of property and equipment	213	81	2	296
Accretion of asset retirement obligation	4	3	—	7
General and administrative expenses	37	10	2	49

Total production and operating costs and expenses	770	185	6	961

Earnings from operations	454	253	3	710
Other income (expenses):
Interest expense	(56)	(72)	(2)	(130)
Effects of changes in foreign currency exchange rates	—	22	—	22
Change in fair value of financial instruments	8	2	—	10
Other income	2	2	4	8

Net other income (expenses)	(46)	(46)	2	(90)

Earnings before income tax expense and cumulative effect of change in accounting principle	408	207	5	620
Income tax expense:
Current	23	11	1	35
Deferred	74	90	1	165

Total income tax expense	97	101	2	200

Earnings before cumulative effect of change in accounting principle	311	106	3	420
Cumulative effect of change in accounting principle	11	5	—	16

Net earnings	322	111	3	436
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$320	$111	$3	$434

Capital expenditures	$242	$240	$30	$512

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

     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of March 31, 2004, Devon’s consolidated balance sheet included $9 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The Internal Revenue Service has recently examined the 1998 income tax return of PennzEnergy’s predecessor, and a report on this examination was issued on April 5, 2004. In its report, the IRS has disagreed with certain tax treatments of the exchangeable debentures and similar exchangeable debentures retired in 1998, and has asserted that 1998’s taxable income was understated by $323 million. This amount consists of the disallowance of a $276 million loss incurred on the retirement of the previous debentures and $47 million of interest deductions.

     These adjustments to 1998’s taxable income would result in approximately $65 million of taxes due from Devon if such taxes were paid in 2004. The $65 million of taxes is net of certain tax benefits that are currently available to Devon. Without these benefits, which are likely to be utilized by Devon in the normal course of business during 2004, the additional taxes due on the 1998 taxable income adjustments would approximate $100 million.

     Devon does not agree with the IRS positions and will vigorously contest the claim of additional taxes. Devon will submit a formal protest during the second quarter of 2004, and will request a conference with the IRS Appeals Office. It will likely be several months before such a conference will be held. Although the outcome of this matter cannot be predicted with certainty, Devon, after consultation with legal counsel, believes that Devon will likely prevail, and no liability has been recorded for this matter. Even if the IRS were to prevail in this matter, Devon believes that any related increase in its 1998 taxable income would increase its tax basis in the ChevronTexaco common stock, or produce a similar tax benefit, and would therefore result in

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

offsetting tax deductions in future taxable years upon the disposal of the ChevronTexaco common stock. Therefore, while the payment of any such additional taxes would reduce Devon’s operating cash flow in the year of payment, it would not affect Devon’s net earnings for any period, and the operating cash flow effect would reverse in future years.

     If the IRS were to ultimately prevail in this matter, any interest owed by Devon on such additional taxes would negatively impact Devon’s operating cash flow and net earnings. However, Devon does not believe that such impact would be material to Devon’s financial condition or results of operations.

     At this time, the IRS has only challenged the deductions taken in 1998. It is possible that the IRS will also challenge the interest deductions taken in years subsequent to 1998.

Other Matters

     Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

10. Drilling Rights

     In 2003, the Securities Exchange Commission (“SEC”) inquired of the Financial Accounting Standards Board (“FASB”) regarding the application of certain provisions of SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) to oil and gas companies. SFAS Nos. 141 and 142 became effective for transactions subsequent to June 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that acquired intangible assets be disaggregated and reported separately from goodwill. Specifically, the SEC’s inquiry is based on whether costs of contract-based drilling and mineral use rights (“mineral rights”) should be recorded and disclosed as intangible assets under the guidance in SFAS Nos. 141 and 142. The current practice for Devon and the industry is to present oil and gas related assets, including mineral rights, as property and equipment (tangible assets) on the balance sheet. Since June 30, 2001, Devon has entered into business combinations with Anderson, Mitchell, and Ocean with an aggregate accounting purchase price of $18.2 billion. The majority of the purchase price has been allocated to oil and gas property.

     An Emerging Issues Task Force Working Group (“EITF”) was created to research the accounting and disclosure treatment of mineral rights for oil and gas companies. As a result, the EITF added Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” (“Issue 04-2”) and Issue No. 03-S, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Companies” (“Issue 03-S”) to its inventory of open issues. At the March 17-18, 2004 EITF meeting, the EITF reached a consensus on Issue 04-2 that mineral rights, as defined in Issue 04-2, are tangible assets. To resolve the perceived inconsistency between characterization of mineral rights as tangible assets in this EITF consensus and the characterization of mineral rights as intangible assets in SFAS Nos. 141 and 142, the FASB has prepared an amendment that removes mineral rights for mining entities as examples of intangible assets in SFAS Nos. 141 and 142.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Currently, Issue 03-S remains open. Devon does not believe that generally accepted accounting principles require the classification of drilling rights as intangible assets for oil and gas companies and continues to classify these assets as oil and gas properties. However, the decisions of the EITF may affect how Devon classifies these assets in the future. If the EITF ultimately determines that SFAS Nos. 141 and 142 require oil and gas companies to classify drilling rights as separate intangible assets, the amounts included in oil and gas properties on the balance sheet that would be reclassified are not expected to exceed the following amounts:

	March 31,	December 31,
	2004	2003
	(In millions)
Intangible proved drilling rights, net of accumulated DD&A	$6,948	7,156
Intangible unproved drilling rights	2,542	2,678

Total intangible drilling rights	$9,490	9,834

     Amounts to be reclassified would be impacted by the provisions of the EITF consensus for Issue 03-S. The ultimate reclassification amount could be materially different than the amounts above, as numerous decisions that could be included in the consensus would impact the composition and amortization of the intangible assets, if any.

     Devon believes that cash flows and results of operations would not be affected since such intangible assets would likely continue to be depleted and assessed for impairment in accordance with Devon’s accounting policies as prescribed under the full cost method of accounting for oil and gas properties. Further, Devon does not believe the classification of the drilling rights as intangible assets would affect compliance with covenants under its debt agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion addresses material changes in results of operations for the three-months ended March 31, 2004, compared to the three-months ended March 31, 2003, and in financial condition since December 31, 2003. It is presumed that readers have read or have access to Devon’s 2003 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Net earnings for the first quarter of 2004 were $494 million, or $2.00 per diluted share. This compares to net earnings, before cumulative effect of change in accounting principle, of $420 million, or $2.57 per diluted share for the first quarter of 2003. The increase in first quarter net earnings was due to an increase in both production and the price of natural gas partially offset by increases in costs and expenses. The increase in production and expenses is primarily the result of the April 2003 Ocean merger.

     Cash flow from operations increased from $0.8 billion in the first quarter of 2003 to $1.2 billion in the first quarter of 2004. This allowed Devon to fund $890 million of capital expenditures, retire $211 million in long-term debt and add $208 million to cash on hand during the first quarter of 2004.

     In April 2004, Devon repaid the $635 million outstanding balance under its $3 billion term loan credit facility with cash on hand. Devon also replaced its $1 billion of unsecured long-term credit facilities with a $1.5 billion five-year unsecured revolving credit facility in April 2004.

     In January 2004, 38,000 shares of convertible preferred stock of Ocean, which became a subsidiary of Devon in the Ocean merger, were canceled and converted to 1,098,580 shares of Devon common stock pursuant to an automatic conversion feature of the preferred stock. The automatic conversion feature was triggered when the closing price of Devon common stock equaled or exceeded the forced conversion price of $52.39 for 20 consecutive trading days.

     During the first quarter of 2004, Devon drilled 107 exploration wells, of which 85% were completed as successful, and 516 development wells, of which 95% were completed as successful.

     A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Devon’s 2003 Annual Report on Form 10-K.

Results of Operations

     Total revenues increased $567 million, or 34%, in the first quarter of 2004. This was the result of increases in both production and the price of gas. The increase in production was primarily the result of the April 2003 Ocean merger.

     Oil, gas and NGL revenues were up $584 million, or 47%, for the first quarter of 2004 compared to the first quarter of 2003. The quarterly comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

	Total
	Three Months Ended March 31,
	2004	2003	Change[2]
Production
Oil (MMBbls)	21	9	+129%
Gas (Bcf)	222	181	+23%
NGLs (MMBbls)	6	5	+20%
Oil, Gas and NGLs (MMBoe)[1]	64	44	+44%
Average Prices
Oil (Per Bbl)	$27.78	$28.09	-1%
Gas (Per Mcf)	5.05	4.84	+4%
NGLs (Per Bbl)	19.78	21.15	-6%
Oil, Gas and NGLs (Per Boe)[1]	28.47	27.93	+2%
Revenues ($ in millions)
Oil	$581	$256	+127%
Gas	1,121	874	+28%
NGLs	119	107	+12%

Combined	$1,821	$1,237	+47%

	Domestic
	Three Months Ended March 31,
	2004	2003	Change[2]
Production
Oil (MMBbls)	9	6	+59%
Gas (Bcf)	152	118	+29%
NGLs (MMBbls)	5	4	+26%
Oil, Gas and NGLs (MMBoe)[1]	39	29	+34%
Average Prices
Oil (Per Bbl)	$29.95	$29.98	+0%
Gas (Per Mcf)	5.14	4.73	+9%
NGLs (Per Bbl)	18.34	19.74	-7%
Oil, Gas and NGLs (Per Boe)[1]	29.12	27.55	+6%
Revenues ($ in millions)
Oil	$260	$163	+59%
Gas	781	557	+40%
NGLs	86	74	+17%

Combined	$1,127	$794	+42%

	Canada
	Three Months Ended March 31,
	2004	2003	Change[2]
Production
Oil (MMBbls)	3	3	+2%
Gas (Bcf)	67	63	+7%
NGLs (MMBbls)	1	1	-4%
Oil, Gas and NGLs (MMBoe)[1]	16	15	+5%
Average Prices
Oil (Per Bbl)	$23.03	$24.87	-7%
Gas (Per Mcf)	4.92	5.04	-2%
NGLs (Per Bbl)	25.25	25.29	+0%
Oil, Gas and NGLs (Per Boe) 1	27.78	28.61	-3%
Revenues ($ in millions)
Oil	$79	$84	-6%
Gas	331	317	+4%
NGLs	31	33	-5%

Combined	$441	$434	+2%

	International
	Three Months Ended March 31,
	2004	2003		Change[2]
Production
Oil (MMBbls)	9	—	[3]	N/M
Gas (Bcf)	3	—		N/M
NGLs (MMBbls)	—	—		N/M
Oil, Gas and NGLs (MMBoe)[1]	9	—		N/M
Average Prices
Oil (Per Bbl)	$27.51	$30.13		-9%
Gas (Per Mcf)	3.14	—		N/M
NGLs (Per Bbl)	21.06	—		N/M
Oil, Gas and NGLs (Per Boe)[1]	26.99	30.13		-10%
Revenues ($ in millions)
Oil	$242	$9		N/M
Gas	9	—		N/M
NGLs	2	—		N/M

Combined	$253	$9		N/M

[1]	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

[2]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

[3]	International oil production for the three months ended March 31, 2003, was 286,000 barrels.

N/M	Not meaningful.

     The average sales prices per unit of production shown in the preceding tables include the effect of Devon’s hedging activities. Following is a comparison of Devon’s average sales prices with and without the effect of hedges for the three-months ended March 31, 2004 and 2003.

	With Hedges		Without Hedges
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Oil (per Bbl)	$27.78	$28.09	$31.22	$30.86
Gas (per Mcf)	$5.05	$4.84	$5.09	$5.51
NGLs (per Bbl)	$19.78	$21.15	$19.78	$21.15
Oil, Gas and NGLs (per Boe)	$28.47	$27.93	$29.74	$31.23

     Oil Revenues. Oil revenues increased $325 million, or 127%, in the first quarter of 2004. An increase in 2004’s production of 12 million barrels, or 129%, caused oil revenues to increase by $331 million. The April 2003 Ocean merger accounted for 11 million barrels of increased production. The remaining increase is primarily related to new production from China partially offset by natural declines and production problems in Devon’s domestic properties. Oil revenues decreased $6 million due to a $0.31 per barrel decrease in Devon’s realized average price of oil.

     Gas Revenues. Gas revenues increased $247 million, or 28%, in the first quarter of 2004. An increase in production of 41 Bcf, or 23%, caused gas revenues to increase by $200 million. The April 2003 Ocean merger accounted for 38 Bcf of increased production. The remaining production increase was primarily related to new drilling and development in the Barnett Shale properties as well as new drilling and development in Canada. Gas revenues increased $47 million due to a $0.21 per Mcf increase in Devon’s realized average price of gas.

     NGL Revenues. NGL revenues increased $12 million, or 12%, in the first quarter of 2004. An increase in production of 1 million barrels, or 20%, caused NGL revenues to increase by $21 million. The April 2003 Ocean merger accounted for 0.4 million barrels of the increased production. The remaining production increase was primarily related to new drilling and development in the Barnett Shale properties. A $1.37 per barrel decrease in Devon’s realized average NGL price in the first quarter of 2004 decreased NGL revenues by $9 million.

     Marketing and Midstream Revenues. Marketing and midstream revenues decreased $17 million, or 4%, in the first quarter of 2004. Of this decrease, approximately $12 million was due to lower third-party processed gas volumes. The decline in third-party processed NGL volumes was primarily due to the sale of the Jameson plant in March 2003. The remainder of the decrease was due to lower market prices for natural gas and NGLs.

     Oil, Gas and NGL Production and Operating Expenses. The components of oil, gas and NGL production and operating expenses are set forth in the following tables.

	Three Months Ended
	March 31,
	2004	2003	Change[1]
Expenses ($ in Millions)
Lease operating expenses	$257	$165	+55%
Transportation costs	53	41	+30%
Production taxes	62	47	+33%

Total production and operating expenses	$372	$253	+47%

Expenses Per Boe
Lease operating expenses	$4.02	$3.73	+8%
Transportation costs	0.82	0.92	-11%
Production taxes	0.98	1.06	-8%

Total production and operating expenses	$5.82	$5.71	+2%

[1]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

     Lease operating expenses increased $92 million in the first quarter of 2004. The April 2003 Ocean merger accounted for $60 million of the increase. The historical Devon lease operating expenses increased $20 million, due to an increase in well workover expenses and increased power, fuel, casualty insurance and repairs and maintenance costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from first quarter 2003 to first quarter 2004, resulted in a $12 million increase in costs.

     The increase in lease operating expenses per Boe is primarily related to changes in the Canadian-to-U.S. dollar exchange rate as well as increased power, fuel and repairs and maintenance costs. With the continuing strength of commodity prices, more repairs and maintenance costs are performed to either maintain or improve production volumes. The higher prices also resulted in increased power and fuel costs.

     Transportation costs increased $12 million in the first quarter of 2004. The April 2003 Ocean merger accounted for $10 million of the increase. The remainder of the increase was due primarily to an increase in gas production and changes in the Canadian-to-U.S. dollar exchange rate which resulted in a $2 million increase in costs.

     Production taxes increased $15 million in first quarter of 2004. The majority of Devon’s production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 42% increase in domestic oil, gas and NGL revenues in the first quarter of 2004 was the primary cause of the production tax increase.

     Marketing and Midstream Operating Costs and Expenses. Marketing and midstream operating costs and expenses, decreased $24 million, or 7%, in the first quarter of 2004. Of this decrease, $13 million was due to a decrease in third-party processed gas volumes and $11 million was a result of a decrease in prices paid for gas. The decrease in third-party processed NGL volumes was primarily related to the sale of the Jameson plant in March 2003.

     Depreciation, Depletion and Amortization Expenses (“DD&A”). Oil and gas property related DD&A increased $270 million, or 101%, from $268 million in the first quarter of 2003 to $538 million in the first quarter of 2004. Oil and gas property related DD&A expense increased $119 million due to the 44% increase in combined oil, gas and NGLs production in 2004. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $6.05 per Boe in 2003 to $8.42 per Boe in 2004 caused oil and gas property related DD&A to increase by $151 million. The increase in the DD&A rate is primarily related to the April 2003 Ocean merger, higher finding and development costs and changes in the Canadian-to-U.S. dollar exchange rate.

     General and Administrative Expenses (“G&A”). Devon’s net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the first quarter of 2004 and 2003.

	Three Months Ended
	March 31,
	(In millions)
	2004	2003
Gross G&A	$141	$84
Capitalized G&A	(42)	(19)
Reimbursed G&A	(22)	(16)

Net G&A	$77	$49

     Gross G&A increased $57 million, or 68%, in the first quarter of 2004 compared to the same period of 2003. The increase in gross expenses was primarily related to the increased activities resulting from the April 2003 Ocean merger, which added $41 million of costs. In addition, higher compensation and benefit costs increased gross G&A by $12 million. Included in the increase of compensation and benefit costs is $10 million related to the increase in the value of investments of deferred compensation plans which increases the obligation due to the plan participants. The increase in deferred compensation costs was partially offset by a $9 million increase in other income.

     The increase in both capitalized G&A of $23 million and reimbursed G&A of $6 million in the first quarter of 2004 was primarily related to the April 2003 Ocean merger.

     Interest Expense. The following schedule includes the components of interest expense for the first quarters of 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
	(In millions)
Interest based on debt outstanding	$132	$123
Amortization of discounts/premiums	1	3
Amortization of capitalized loan costs	2	3
Capitalized interest	(17)	(1)
Other	—	2

Total interest expense	$118	$130

     The average debt balance increased from $8.0 billion in the first quarter of 2003 to $9.2 billion in the 2004 quarter, causing interest expense to increase $17 million. The increase in the average debt balance was due to debt assumed in the April 2003 Ocean merger. The average interest rate on outstanding debt decreased from 6.3% in the first quarter of 2003 to 5.8% in the first quarter of 2004, causing interest expense to decrease $8 million. The decrease in the average interest rate was due primarily to the net effect of fixed-to-floating interest rate swaps.

     Other items included in interest expense that are not related to the debt balance outstanding were $21 million lower in the first quarter of 2004. Of this decrease, $16 million related to the capitalization of interest. The increase in interest capitalized was primarily related to additional unproved properties acquired in the Ocean merger and the nature of those properties. The Ocean properties included significant deepwater Gulf and international exploratory properties and major development projects.

     Effects of Changes in Foreign Currency Exchange Rates. Devon’s Canadian subsidiary has certain fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar while the notes are outstanding increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. In addition, Devon’s Canadian subsidiary has cash and other working capital amounts denominated in U.S. dollars which also fluctuate in value with changes in the exchange rate. Such changes in the Canadian dollar equivalent balance of the debt and working capital balances are required to be included in determining net earnings for the period in which the exchange rate changes. The decrease in the Canadian-to-U.S. dollar exchange rate from $0.7738 at December 31, 2003 to $0.7631 at March 31, 2004 resulted in a $6 million loss. The increase in the Canadian-to-U.S. dollar exchange rate from $0.6331 at December 31, 2002 to $0.6806 at March 31, 2003 resulted in a $22 million gain.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 2004 was 36% compared to 32% in the first quarter of 2003.

     The 2003 rate was lower than the statutory federal tax rate primarily due to the tax benefits of certain foreign deductions. The 2004 rate is higher than the statutory federal tax rate and the 2003 rate primarily due to the increase in expected pretax earnings. Higher pretax earnings reduce the positive impact of these fixed foreign deductions.

     Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), allows the tax benefit of available tax carryforwards be recorded as an asset to the extent that management assesses the utilization of such carryforwards to be “more likely than not”. Otherwise, SFAS No. 109 requires that a valuation allowance be provided to reduce the recorded tax benefits from such assets.

     Included as deferred tax assets at March 31, 2004, were the tax effects of approximately $1.5 billion of tax related carryforwards. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2014, state net operating loss carryforwards which expire primarily between 2004 and 2022, Canadian carryforwards which expire primarily between 2005 and 2009, Azerbaijani carryforwards which have no expiration, Chinese carryforwards which expire primarily between 2004 and 2009 and minimum tax credit carryforwards which have no expiration.

     Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2004 and 2009. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon’s future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

     Cumulative Effect of Change in Accounting Principle. Effective January 1, 2003, Devon adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and recorded a cumulative-effect-type adjustment for an increase to net earnings of $16 million net of deferred taxes of $10 million.

Capital Expenditures, Capital Resources and Liquidity

     The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.

     Capital Expenditures. On an accrual basis, capital expenditures were $764 million for the first three months of 2004. Of this amount, $723 million was for the acquisition, drilling or development of oil and gas properties.

     On a cash basis, capital expenditures, which are reflected in Devon’s statements of cash flow, were $890 million and $512 million for the first three months of 2004 and 2003, respectively. These totals include $849 million and $490 million for the acquisition, drilling or development of oil and gas properties in the first three months of 2004 and 2003, respectively.

     Capital Resources and Liquidity. Devon’s primary source of liquidity has historically been net cash provided by operating activities (“operating cash flow”). This source has been supplemented as needed by accessing credit lines and commercial paper markets and issuing equity securities and long-term debt securities.

Operating Cash Flow

     Net cash provided by operating activities (“operating cash flow”) continued to be a primary source of capital and liquidity in the first quarter of 2004. Operating cash flow in the first three months of 2004 was $1.2 billion, compared to $0.8 billion in the first three months of 2003. The increase in operating cash flow in the first three months of 2004 was primarily caused by the increase in revenues, partially offset by increased expenses, as discussed earlier in this section.

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

     To mitigate some of the risk inherent in oil and natural gas prices, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. Additionally, Devon has entered into various financial price swap contracts and fixed-price physical delivery contracts to fix the price to be received for a portion of future oil and natural gas production. The table below provides the volumes associated with these various arrangements as of March 31, 2004. The price and volume terms of these arrangements have not changed from those disclosed in Devon’s 2003 Annual Report on Form 10-K.

			Fixed-Price
			Physical
	Price	Price Swap	Delivery
	Collars	Contracts	Contracts	Total
Oil production (MMBbls)
2004	21	18	—	39
2005	18	8	—	26
Natural gas production (Bcf)
2004	328	3	12	343
2005	35	3	14	52

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

     It is Devon’s policy to enter only into derivative contracts with investment grade rated counterparties deemed by management as competent and competitive market makers. Devon does not hold or issue derivative instruments for speculative trading purposes.

Credit Lines

     Another source of liquidity is Devon’s new revolving line of credit (the “Senior Credit Facility”). The Senior Credit Facility includes (i) a five-year revolving Canadian subfacility in a maximum amount of U.S. $500 million and (ii) a $1 billion sublimit for the issuance of letters of credit, including letters of credit under the Canadian subfacility.

     The Senior Credit Facility matures on April 8, 2009, and all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to each anniversary subsequent to April 8, 2004, Devon has the option to extend the maturity of the Senior Credit Facility for one year, subject to the approval of the lenders

     Amounts borrowed under the Senior Credit Facility may, at the election of Devon, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Senior Credit Facility currently provides for an annual facility fee of $1.9 million that is payable quarterly in arrears.

     As of April 30, 2004, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of April 30, 2004, net of outstanding letters of credit, was approximately $1.3 billion.

     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon’s consolidated financial statements. Per the agreement, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of April 30, 2004, Devon was in compliance with this covenant.

     Devon’s access to funds from its Senior Credit Facility is not restricted under any “material adverse condition” clauses. It is not uncommon for credit agreements to include such clauses. These clauses can remove the obligation of the banks to fund the credit line if any condition or event would reasonably be expected to have a material and adverse effect on the borrower’s financial condition, operations, properties or business considered as a whole, the borrower’s ability to make timely debt payments, or the enforceability of material terms of the credit agreement. While Devon’s Senior Credit Facility includes covenants that require Devon to report a condition or event having a material adverse effect on Devon, the obligation of the banks to fund the Senior Credit Facility is not conditioned on the absence of a material adverse effect.

     Devon also has access to short-term credit under its commercial paper program. Total borrowings under the commercial paper program may not exceed $725 million. Also, any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. Devon has no commercial paper debt outstanding at April 30, 2004.

Financing Cash Flow

     Net cash used in financing activities in the first three months of 2004 was $129 million compared to $7 million in the first three months of 2003. The increase in cash used in financing activities from the first quarter of 2003 to the first quarter of 2004 was directly related to the increased debt repayments and common stock dividends, partially offset by an increase in proceeds from the issuance of common stock.

     During the first quarter of 2004, Devon paid $211 million to retire its 6.75% notes due February 15, 2004. (Subsequent to the end of the first quarter of 2004, Devon repaid the $635 million outstanding balance under its $3 billion term loan credit facility with cash on hand.) During the first quarter of 2003, Devon repaid $50 million in debt.

     Devon’s common stock dividends were $24 million and $8 million in the first three months of 2004 and 2003, respectively. Devon also paid $2 million of preferred stock dividends in each of the first three months of 2004 and 2003.

     The increase in common stock dividends was primarily related to the 100% increase in the quarterly dividend rate and the increased number of shares outstanding. Effective with the first quarter 2004 dividend payment, Devon increased its quarterly dividend rate from $0.05 per share to $0.10 per share. The increase in shares outstanding was primarily related to the Ocean merger.

     Devon received $108 million from shares issued for options exercised during the first quarter of 2004 compared to $3 million received during the first quarter of 2003.

Drilling Rights

     In 2003, the Securities Exchange Commission (“SEC”) inquired of the Financial Accounting Standards Board (“FASB”) regarding the application of certain provisions of SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) to oil and gas companies. SFAS Nos. 141 and 142 became effective for transactions subsequent to June 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that acquired intangible assets be disaggregated and reported separately from goodwill. Specifically, the SEC’s inquiry is based on whether costs of contract-based drilling and mineral use rights (“mineral rights”) should be recorded and disclosed as intangible assets under the guidance in SFAS Nos. 141 and 142. The current practice for Devon and the industry is to present oil and gas related assets, including mineral rights, as property and equipment (tangible assets) on the balance sheet. Since June 30, 2001, Devon has entered into business combinations with Anderson, Mitchell, and Ocean with an aggregate accounting purchase price of $18.2 billion. The majority of the purchase price has been allocated to oil and gas property.

     An Emerging Issues Task Force Working Group (“EITF”) was created to research the accounting and disclosure treatment of mineral rights for oil and gas companies. As a result, the EITF added Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” (“Issue 04-2”) and Issue No. 03-S, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Companies” (“Issue 03-S”) to its inventory of open issues. At the March 17-18, 2004 EITF meeting, the EITF reached a consensus on Issue 04-2 that mineral rights, as defined in Issue 04-2, are tangible assets. To resolve the perceived inconsistency between characterization of mineral rights as tangible assets in this EITF consensus and the characterization of mineral rights as intangible assets in SFAS Nos. 141 and 142, the FASB has prepared an amendment that removes mineral rights for mining entities as examples of intangible assets in SFAS Nos. 141 and 142.

     Currently, Issue 03-S remains open. Devon does not believe that generally accepted accounting principles require the classification of drilling rights as intangible assets for oil and gas companies and continues to classify these assets as oil and gas properties. However, the decisions of the EITF may affect how Devon classifies these assets in the future. If the EITF ultimately determines that SFAS Nos. 141 and 142 require oil and gas companies to classify drilling rights as separate intangible assets, the amounts included in oil and gas properties on the balance sheet that would be reclassified are not expected to exceed the following amounts:

	March 31,	December 31,
	2004	2003
	(In millions)
Intangible proved drilling rights, net of accumulated DD&A	$6,948	7,156
Intangible unproved drilling rights	2,542	2,678

Total intangible drilling rights	$9,490	9,834

     Amounts to be reclassified would be impacted by the provisions of the EITF consensus for Issue 03-S. The ultimate reclassification amount could be materially different than the amounts above, as numerous decisions that could be included in the consensus would impact the composition and amortization of the intangible assets, if any.

     Devon believes that cash flows and results of operations would not be affected since such intangible assets would likely continue to be depleted and assessed for impairment in accordance with Devon’s accounting policies as prescribed under the full cost method of accounting for oil and gas properties. Further, Devon does not believe the classification of the drilling rights as intangible assets would affect compliance with covenants under its debt agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Devon’s 2003 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon’s potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of April 30, 2004, there have been no material changes in Devon’s market risk exposure except as discussed below regarding interest rate risk.

Interest Rate Risk

     During April 2004, Devon entered into additional interest rate swaps. Following is a table summarizing all the fixed-to-floating interest rate swaps with the related debt instrument and notional amounts as of April 30, 2004.

Debt Instrument	Notional Amount		Floating Rate
4.375% senior notes due in 2007	$400		LIBOR plus 40 basis points
10.25% bond due in 2005	$235		LIBOR plus 711 basis points
8.05% senior notes due in 2004.	$125		LIBOR plus 336 basis points
2.75% notes due in 2006	$500		LIBOR less 26.8 basis points
7.625% senior notes due in 2005	$125		LIBOR plus 237 basis points
6.75% senior notes due 2011	$250		LIBOR plus 213 basis points
6.55% senior notes due 2006	$146	[1]	Banker's Acceptance plus 340 basis points

[1]	Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.7296 as of April 30, 2004.

     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in interest rates may have on the fair value of its interest rate swap instruments. At April 30, 2004, a 10% increase in the underlying interest rates would have decreased the fair value of Devon’s interest rate swaps by $26 million.

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

Part II. Other Information

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit
Number
10.1	Credit Agreement dated as of April 8, 2004, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as Canadian Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank as Syndication Agent, Bank of Montreal, D/B/A “Harris Nesbitt”, Royal Bank of Canada, Wachovia Bank, National Association as Co-Documentation Agents and The Other Lenders Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Book Managers for the $1.5 billion five-year revolving credit facility.

31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

          A Report on Form 8-K was furnished pursuant to Item 12 on February 5, 2004 to announce Devon’s fourth quarter and full year 2003 results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION
Date: May 6, 2004	/s/ Danny J. Heatly
Danny J. Heatly
Vice President – Accounting

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Credit Agreement dated as of April 8, 2004, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as Canadian Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank as Syndication Agent, Bank of Montreal, D/B/A “Harris Nesbitt”, Royal Bank of Canada, Wachovia Bank, National Association as Co-Documentation Agents and The Other Lenders Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Book Managers for the $1.5 billion five-year revolving credit facility.

31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.