Form 10-Q
period 2004-06-30
DEVON ENERGY CORP/DE
filed 2004-08-06
CIK 1090012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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
Not applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

     The number of shares outstanding of Registrant’s common stock, par value $.10, as of June 30, 2004, was 241,744,000.

[This page intentionally left blank.]

DEVON ENERGY CORPORATION
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

DEFINITIONS

As used in this document:

“ AECO” means the price of gas delivered onto the NOVA Gas Transmission Ltd. System.

“ Bbl” or “ Bbls” means barrel or barrels.

“ Bcf” means billion cubic feet.

“ Boe” means barrel of oil equivalent, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas.

“ Brent” means pricing point for selling North Sea crude oil.

“ Btu” means British Thermal units, a measure of heating value.

“ Inside FERC” refers to the publication Inside F.E.R.C.’s Gas Market Report.

“ LIBOR” means London Interbank Offered Rate.

“ MBbls” means thousand barrels.

“ MMBbls” means million barrels.

“ MBoe” means thousand Boe.

“ MMBoe” means million Boe.

“ MMBtu” means million Btu.

“ Mcf” means thousand cubic feet.

“ MMcf” means million cubic feet.

“ NGL” or “ NGLs” means natural gas liquids.

“ NYMEX” means New York Mercantile Exchange.

“ Oil” includes crude oil and condensate.

“ Domestic” means the properties of Devon in the onshore continental United States and the offshore Gulf of Mexico.

“ Canada” means the division of Devon encompassing oil and gas properties located in Canada.

“ International” means the division of Devon encompassing oil and gas properties that lie outside the United States and Canada.

DEVON ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,147	$1,273
Accounts receivable	1,104	946
Inventories	68	72
Fair value of financial instruments	—	13
Income taxes receivable	11	11
Investments and other current assets	34	49

Total current assets	2,364	2,364

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,229 and $3,336 excluded from amortization in 2004 and 2003, respectively)	29,704	28,546
Less accumulated depreciation, depletion and amortization	11,193	10,212

	18,511	18,334
Investment in ChevronTexaco Corporation common stock, at fair value	667	613
Fair value of financial instruments	—	14
Goodwill	5,388	5,477
Other assets	374	360

Total assets	$27,304	$27,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$688	$859
Revenues and royalties due to others	420	315
Income taxes payable	171	15
Current portion of long-term debt	412	338
Deferred revenue	28	56
Accrued interest payable	136	130
Fair value of financial instruments	368	153
Current portion of asset retirement obligation	41	42
Accrued expenses and other current liabilities	117	163

Total current liabilities	2,381	2,071

Other liabilities	354	349
Asset retirement obligation, long-term	658	629
Debentures exchangeable into shares of ChevronTexaco Corporation common stock	684	677
Other long-term debt	6,811	7,903
Preferred stock of a subsidiary	—	55
Fair value of financial instruments	121	52
Deferred income taxes	4,332	4,370
Stockholders’ equity:
Preferred stock of $1.00 par value.
Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value.
Authorized 800,000,000 shares; issued 244,328,000 in 2004 and 239,767,000 in 2003	24	24
Additional paid-in capital	9,254	9,066
Retained earnings	2,557	1,614
Accumulated other comprehensive income	283	569
Deferred compensation and other	(26)	(32)
Treasury stock at cost: 2,584,000 shares in 2004 and 3,677,000 shares in 2003	(130)	(186)

Total stockholders’ equity	11,963	11,056

Total liabilities and stockholders’ equity	$27,304	$27,162

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$539	$379	$1,120	$635
Gas sales	1,181	1,007	2,302	1,881
Natural gas liquids sales	122	92	241	199
Marketing and midstream revenues	377	335	794	769

Total revenues	2,219	1,813	4,457	3,484

Production and operating costs and expenses:
Lease operating expenses	252	223	509	388
Transportation costs	54	51	107	92
Production taxes	71	51	133	98
Marketing and midstream operating costs and expenses	299	277	630	633
Depreciation, depletion and amortization of property and equipment	552	427	1,124	723
Accretion of asset retirement obligation	10	9	22	16
General and administrative expenses	70	93	147	142
Expenses related to mergers	—	7	—	7

Total production and operating costs and expenses	1,308	1,138	2,672	2,099

Earnings from operations	911	675	1,785	1,385
Other income (expenses):
Interest expense	(134)	(130)	(252)	(260)
Dividends on subsidiary’s preferred stock	—	(1)	—	(1)
Effects of changes in foreign currency exchange rates	(9)	29	(15)	51
Change in fair value of financial instruments	(11)	(1)	(7)	9
Other income	15	17	37	25

Net other expenses	(139)	(86)	(237)	(176)

Earnings before income tax expense and cumulative effect of change in accounting principle	772	589	1,548	1,209
Income tax expense:
Current	198	89	401	124
Deferred	72	144	151	309

Total income tax expense	270	233	552	433

Earnings before cumulative effect of change in accounting principle	502	356	996	776
Cumulative effect of change in accounting principle, net of income tax expense of $10 million	—	—	—	16

Net earnings	502	356	996	792
Preferred stock dividends	3	3	5	5

Net earnings applicable to common stockholders	$499	$353	$991	$787

Basic earnings per share:
Earnings from operations	$2.07	$1.67	$4.13	$4.18
Cumulative effect of change in accounting principle	—	—	—	0.09

Net earnings applicable to common stockholders	$2.07	$1.67	$4.13	$4.27

Diluted earnings per share:
Earnings from operations	$2.02	$1.62	$4.02	$4.03
Cumulative effect of change in accounting principle	—	—	—	0.08

Net earnings applicable to common stockholders	$2.02	$1.62	$4.02	$4.11

Weighted average common shares outstanding – basic	241	212	240	184

Weighted average common shares outstanding – diluted	249	221	248	193

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other	Deferred		Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	and Other	Stock	Equity
	(In millions)
Six Months Ended June 30, 2004
Balance as of December 31, 2003	$1	24	9,066	1,614	569	(32)	(186)	11,056
Comprehensive income:
Net earnings	—	—	—	996	—	—	—	996
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments[1]	—	—	—	—	(157)	—	—	(157)
Reclassification adjustment for derivative losses reclassified into oil and gas sales[2]	—	—	—	—	111	—	—	111
Change in fair value of financial instruments[3]	—	—	—	—	(274)	—	—	(274)
Unrealized gain on marketable securities[4]	—	—	—	—	34	—	—	34

Other comprehensive loss								(286)

Comprehensive income								710
Stock issued	—	—	188	—	—	—	56	244
Dividends on common stock	—	—	—	(48)	—	—	—	(48)
Dividends on preferred stock	—	—	—	(5)	—	—	—	(5)
Amortization of restricted stock awards	—	—	—	—	—	6	—	6

Balance as of June 30, 2004	1	24	9,254	2,557	283	(26)	(130)	11,963

Six Months Ended June 30, 2003
Balance as of December 31, 2002	$1	16	5,178	(84)	(267)	(3)	(188)	4,653
Comprehensive income:
Net earnings	—	—	—	792	—	—	—	792
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments[5]	—	—	—	—	541	—	—	541
Reclassification adjustment for derivative losses reclassified into oil and gas sales[6]	—	—	—	—	131	—	—	131
Change in fair value of financial instruments[7]	—	—	—	—	(182)	—	—	(182)
Unrealized gain on marketable securities[8]	—	—	—	—	26	—	—	26

Other comprehensive income								516

Comprehensive income								1,308
Stock issued	—	7	3,700	—	—	—	—	3,707
Stock repurchased	—	—	—	—	—	—	1	1
Dividends on common stock	—	—	—	(16)	—	—	—	(16)
Dividends on preferred stock	—	—	—	(5)	—	—	—	(5)
Grant of restricted stock awards	—	1	—	—	—	—	—	1
Amortization of restricted stock awards	—	—	—	—	—	2	—	2
Other	—	—	—	1	—	—	—	1

Balance as of June 30, 2003	1	24	8,878	688	249	(1)	(187)	9,652

[1] net of income tax benefit of:	$24

[2] net of income tax expense of:	(77)

[3] net of income tax benefit of:	185

[4] net of income tax expense of:	(20)

[5] net of income tax expense of:	(118)

[6] net of income tax expense of:	(82)

[7] net of income tax benefit of:	112

[8] net of income tax expense of:	(15)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Earnings before cumulative effect of change in accounting principle	$996	$776
Adjustments to reconcile earnings before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization of property and equipment	1,124	723
Accretion of asset retirement obligation	22	16
Accretion of discounts on long-term debt, net	5	12
Effects of changes in foreign currency exchange rates	15	(51)
Change in fair value of derivative instruments	7	(9)
Deferred income tax expense	151	309
Gain on sale of assets	(4)	(2)
Other	35	(16)
Changes in assets and liabilities, net of acquisitions of businesses:
(Increase) decrease in:
Accounts receivable	(161)	(194)
Inventories	4	(7)
Investments and other current assets	(31)	(9)
Increase (decrease) in:
Accounts payable	134	44
Income taxes payable	157	119
Accrued interest and expenses	(53)	87
Deferred revenue	(28)	(14)
Long-term other liabilities	(13)	(18)

Net cash provided by operating activities	2,360	1,766

Cash flows from investing activities:
Proceeds from sale of property and equipment	20	31
Capital expenditures	(1,655)	(1,100)
Other	—	12

Net cash used in investing activities	(1,635)	(1,057)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt, net of issuance costs	—	50
Principal payments on long-term debt	(971)	(380)
Issuance of common stock, net of issuance costs	188	38
Dividends paid on common stock	(48)	(16)
Dividends paid on preferred stock	(5)	(5)

Net cash used in financing activities	(836)	(313)

Effect of exchange rate changes on cash	(15)	36
Net (decrease) increase in cash and cash equivalents	(126)	432
Cash and cash equivalents at beginning of period	1,273	292

Cash and cash equivalents at end of period	$1,147	$724

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

     The accompanying consolidated financial statements and notes thereto of Devon Energy Corporation (“ Devon” ) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon’s 2003 Annual Report on Form 10-K.

     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2004 and 2003.

2. Business Combinations and Pro Forma Information

Ocean Energy, Inc.

     On April 25, 2003, Devon completed its merger with Ocean Energy Inc. (“ Ocean” ). In the transaction, Devon issued 0.414 shares of its common stock for each outstanding share of Ocean common stock (or a total of approximately 74 million shares). Also, Devon assumed approximately $1.8 billion of debt (current and long-term) from Ocean.

     Devon acquired Ocean primarily for the significant production, development projects and exploration prospects in both the deepwater Gulf of Mexico and internationally, and the additional producing assets onshore United States and in the shallower shelf regions of the Gulf of Mexico.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pro Forma Information

     Set forth in the following table is certain unaudited pro forma financial information for the six-month period ended June 30, 2003. The information for the six-month period ended June 30, 2003, has been prepared assuming the Ocean merger was consummated on January 1, 2003. All pro forma information is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transaction had occurred in the past, Devon’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transaction had occurred on January 1, 2003. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transaction.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma
Information
Six Months Ended
June 30, 2003
(In millions,
except per share
amounts and
production volumes)
Revenues:
Oil sales	$886
Gas sales	2,139
Natural gas liquids sales	207
Marketing and midstream revenues	769

Total revenues	4,001

Production and operating costs and expenses:
Lease operating expenses	465
Transportation costs	104
Production taxes	112
Marketing and midstream operating costs and expenses	633
Depreciation, depletion and amortization of property and equipment	915
Accretion of asset retirement obligation	18
General and administrative expenses	175

Total production and operating costs and expenses	2,422

Earnings from operations	1,579
Other income (expenses):
Interest expense	(273)
Dividends on subsidiary’s preferred stock	(1)
Effects of changes in foreign currency exchange rates	51
Change in fair value of financial instruments	9
Other income	26

Net other expenses	(188)

Earnings before income tax expense and cumulative effect of change in accounting principle	1,391
Income tax expense:
Current	149
Deferred	359

Total income tax expense	508

Earnings before cumulative effect of change in accounting principle	883
Cumulative effect of change in accounting principle, net of income tax expense of $19 million	29

Net earnings	912
Preferred stock dividends	5

Net earnings applicable to common stockholders	$907

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma
Information
Six Months Ended
June 30, 2003
(In millions,
except per share
amounts and
production volumes)
Basic earnings per share:
Earnings from operations	$3.81
Cumulative effect of change in accounting principle	0.12

Net earnings applicable to common stockholders	$3.93
Diluted earnings per share:
Earnings from operations	$3.68
Cumulative effect of change in accounting principle	0.12

Net earnings applicable to common stockholders	$3.80

Weighted average common shares outstanding – basic	231
Weighted average common shares outstanding – diluted	240
Production volumes:
Oil (MMBbls)	34
Gas (Bcf)	447
NGLs (MMBbls)	11
MMBoe	119

3. Debt

New Credit Facility

     In April 2004, Devon replaced its existing $1.0 billion of unsecured long-term credit facilities with a $1.5 billion five-year unsecured revolving credit facility (the “ Senior Credit Facility” ). The Senior Credit Facility includes (i) a five-year revolving Canadian subfacility in a maximum amount of U.S. $500 million and (ii) a $1 billion sublimit for the issuance of letters of credit, including letters of credit under the Canadian subfacility.

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

     As of June 30, 2004, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of June 30, 2004, net of outstanding letters

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of credit, was approximately $1.3 billion.

$3 Billion Term Loan Credit Facility

     On April 9, 2004, Devon repaid the $635 million outstanding balance under its $3 billion term loan credit facility with cash on hand. As a result of the early repayment, Devon expensed the remaining $16 million of unamortized issuance costs, which is included in interest expense for the three-month and six-month periods ended June 30, 2004.

4. Derivative Instruments and Hedging Activities

     Devon recorded in its consolidated statements of operations losses of $11 million and $1 million in the second quarter of 2004 and 2003, respectively, and a loss of $7 million and a gain of $9 million in the six-month periods ended June 30, 2004 and 2003, respectively, for the change in fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify as hedges.

     As of June 30, 2004, $364 million of net deferred losses on derivative instruments accumulated in “ accumulated other comprehensive income” are expected to be reclassified to earnings during the next 12 months assuming no change in forward commodity prices from the June 30, 2004 forward prices. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to earnings are primarily the production and sale of oil and gas, which includes the production hedged under the various derivative instruments. Presently, the maximum term over which Devon has hedged exposures to the variability of cash flows for commodity price risk is 18 months.

     During the second quarter of 2004, Devon entered into additional interest rate swaps. Following is a table summarizing all the fixed-to-floating interest rate swaps with the related debt instrument and notional amounts as of June 30, 2004.

Debt Instrument	Notional Amount	Floating Rate
4.375% senior notes due in 2007	$400	LIBOR plus 40 basis points
10.25% bonds due in 2005.	$235	LIBOR plus 711 basis points
2.75% notes due in 2006.	$500	LIBOR less 26.8 basis points
7.625% senior notes due in 2005	$125	LIBOR plus 237 basis points
6.75% senior notes due 2011.	$400	LIBOR plus 197 basis points
6.55% senior notes due 2006.	$1491	Banker’s Acceptance plus 340 basis points

[1] Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.746 as of June 30, 2004.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Earnings Per Share

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2004 and 2003.

		Weighted
	Net Earnings	Average	Net
	Applicable	Common	Earnings
	to Common	Shares	Per
	Stockholders	Outstanding	Share
	(In millions, except per share amounts)
Three Months Ended June 30, 2004:
Basic earnings per share	$499	241	$2.07

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $1 million)	2	4
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$501	249	$2.02

Three Months Ended June 30, 2003:
Basic earnings per share	$353	212	$1.67

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $1 million)	2	4
Potential common shares issuable upon conversion of preferred stock of subsidiary	1	1
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$356	221	$1.62

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Weighted
	Net Earnings	Average	Net
	Applicable	Common	Earnings
	to Common	Shares	Per
	Stockholders	Outstanding	Share
	(In millions, except per share amounts)
Six Months Ended June 30, 2004:
Basic earnings per share	$991	240	$4.13

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $3 million)	5	4
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$996	248	$4.02

Six Months Ended June 30, 2003:
Basic earnings per share	$787	184	$4.27

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $3 million)	5	4
Potential common shares issuable upon conversion of preferred stock of subsidiary	1	1
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$793	193	$4.11

Certain options to purchase shares of Devon’s common stock have been excluded from the dilution calculations because the options’ exercise price exceeded the average market price of Devon’s common stock during the applicable period. The following information relates to these options.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Options excluded from dilution calculation (in millions)	1	3	1	5
Range of exercise prices	$63.88 - $89.66	$50.85 - $89.66	$59.36 - $89.66	$49.04 - $89.66
Weighted average exercise price	$74.88	$58.05	$72.91	$55.43

     The excluded options for 2004 expire between April 25, 2005 and June 8, 2012.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon’s pro forma net earnings and pro forma net earnings per share for the three-month and six-month periods ended June 30, 2004 and 2003 would have differed from the amounts actually reported as shown in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share amounts)
Net earnings available to common stockholders, as reported	$499	$353	$991	$787
Add stock-based employee compensation expense included in reported earnings, net of related tax benefit	2	—	4	1
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(6)	(5)	(12)	(11)

Net earnings available to common stockholders, pro forma	$495	$348	$983	$777

Net earnings per share available to common stockholders:
As reported:
Basic	$2.07	$1.67	$4.13	$4.27
Diluted	$2.02	$1.62	$4.02	$4.11
Pro forma:
Basic	$2.05	$1.65	$4.09	$4.22
Diluted	$1.99	$1.60	$3.97	$4.06

6. Supplemental Cash Flow Information

     Cash payments for interest and income taxes in the first six months of 2004 and 2003 are presented below:

	Six Months Ended
	June 30,
	2004	2003
	(In millions)
Interest paid	$245	$249
Income taxes paid	$221	$15

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Retirement Plans

     Devon has various non-contributory defined benefit pension plans, including qualified plans (“ Qualified Plans” ) and nonqualified plans (“ Supplemental Plans” ). The Qualified Plans provide retirement benefits for U.S. and Canadian employees meeting certain age and service requirements. The Supplemental Plans provide retirement benefits for certain employees whose benefits under the Qualified Plans are limited by income tax regulations. Devon also has defined benefit postretirement plans (“ Postretirement Plans” ) which provide benefits for substantially all employees. The Postretirement Plans provide medical and, in some cases, life insurance benefits and are, depending on the type of plan, either contributory or non-contributory.

Net Periodic Cost

     The following table presents the plans’ net periodic benefit cost for the three-month and six-month periods ended June 30, 2004 and 2003.

	Pension Benefits				Other Post Retirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
				(In millions)
Components of net periodic benefit cost:
Service cost	$4	$3	$8	$6	$—	$—	$—	$—
Interest cost	8	8	16	16	1	1	2	2
Expected return on plan assets	(8)	(5)	(16)	(11)	—	—	—	—
Recognized net actuarial loss.	2	3	4	6	—	—	—	—

Net periodic benefit cost	$6	$9	$12	$17	$1	$1	$2	$2

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“ the Act” ) was signed into law. The Act introduces a prescription drug benefit under Medicare (“ Medicare Part D” ) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. While the Act is expected to decrease Devon’s accumulated postretirement benefit obligation (“ APBO” ) for the Postretirement Plans, this decrease is not reflected in the net periodic benefit cost amounts above because Devon has not yet determined whether or not the benefits provided by its Postretirement Plans are actuarially equivalent to Medicare Part D under the Act. Devon will make this determination in the third quarter of 2004 and, at that time, will be required to estimate any effects the subsidy will have on the measurement of the APBO and net periodic benefit cost.

Employer Contributions

     Devon previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $52 million to the Qualified and Supplemental Plans and $8 million to the Postretirement Plans in 2004. These estimated contributions have not changed. As of June 30, 2004, $3 million of contributions have been made to the Qualified and Supplemental Plans and $4 million of contributions have been made to the Postretirement Plans.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Segment Information

     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

	U.S.	Canada	International	Total
		(In millions)
As of June 30, 2004:
Current assets	$1,272	$687	$405	$2,364
Property and equipment, net of accumulated depreciation, depletion and amortization	10,888	4,996	2,627	18,511
Goodwill	3,068	2,252	68	5,388
Other assets	988	20	33	1,041

Total assets	$16,216	$7,955	$3,133	$27,304

Current liabilities	$1,566	$548	$267	$2,381
Other liabilities	407	44	24	475
Asset retirement obligation, long-term	410	221	27	658
Long-term debt	3,849	3,646	—	7,495
Deferred income taxes	2,547	1,387	398	4,332
Stockholders’ equity	7,437	2,109	2,417	11,963
Total liabilities and stockholders’ equity	$16,216	$7,955	$3,133	$27,304

	U.S.	Canada	International	Total
		(In millions)
Three Months Ended June 30, 2004:
Revenues:
Oil sales	$246	$73	$220	$539
Gas sales	810	366	5	1,181
Natural gas liquids sales	91	30	1	122
Marketing and midstream revenues	374	3	—	377

Total revenues	1,521	472	226	2,219

Production and operating costs and expenses:
Lease operating expenses	136	86	30	252
Transportation costs	37	16	1	54
Production taxes	63	2	6	71
Marketing and midstream operating costs and expenses	298	1	—	299
Depreciation, depletion and amortization of property and equipment	341	127	84	552
Accretion of asset retirement obligation	6	4	—	10
General and administrative expenses	51	18	1	70

Total production and operating costs and expenses	932	254	122	1,308

Earnings from operations	589	218	104	911
Other income (expenses):
Interest expense	(60)	(73)	(1)	(134)
Effects of changes in foreign currency exchange rates	—	(9)	—	(9)
Change in fair value of financial instruments	(13)	2	—	(11)
Other income	12	2	1	15

Net other expenses	(61)	(78)	—	(139)

Earnings before income tax expense	528	140	104	772
Income tax expense:
Current	152	5	41	198
Deferred	52	19	1	72

Total income tax expense	204	24	42	270

Net earnings	324	116	62	502
Preferred stock dividends	3	—	—	3

Net earnings applicable to common stockholders	$321	$116	$62	$499

Capital expenditures	$429	$274	$62	$765

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Three Months Ended June 30, 2003:
Revenues:
Oil sales	$219	$77	$83	$379
Gas sales	692	311	4	1,007
Natural gas liquids sales	64	27	1	92
Marketing and midstream revenues	331	4	—	335

Total revenues	1,306	419	88	1,813

Production and operating costs and expenses:
Lease operating expenses	125	79	19	223
Transportation costs	34	16	1	51
Production taxes	49	—	2	51
Marketing and midstream operating costs and expenses	275	2	—	277
Depreciation, depletion and amortization of property and equipment	289	95	43	427
Accretion of asset retirement obligation	6	3	—	9
General and administrative expenses	77	11	5	93
Expenses related to mergers	7	—	—	7
Total production and operating costs and expenses	862	206	70	1,138

Earnings from operations	444	213	18	675
Other income (expenses):
Interest expense	(54)	(72)	(4)	(130)
Dividends on subsidiary’s preferred stock	(1)	—	—	(1)
Effects of changes in foreign currency exchange rates	—	28	1	29
Change in fair value of financial instruments	3	(4)	—	(1)
Other income	12	3	2	17

Net other expenses	(40)	(45)	(1)	(86)

Earnings before income tax expense	404	168	17	589
Income tax expense:
Current	80	—	9	89
Deferred	81	63	—	144

Total income tax expense	161	63	9	233

Net earnings	243	105	8	356
Preferred stock dividends	3	—	—	3

Net earnings applicable to common stockholders	$240	$105	$8	$353

Capital expenditures	$427	$108	$53	$588

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Six Months Ended June 30, 2004:
Revenues:
Oil sales	$506	$152	$462	$1,120
Gas sales	1,591	697	14	2,302
Natural gas liquids sales	177	61	3	241
Marketing and midstream revenues	788	6	—	794

Total revenues	3,062	916	479	4,457

Production and operating costs and expenses:
Lease operating expenses	271	179	59	509
Transportation costs	73	32	2	107
Production taxes	119	3	11	133
Marketing and midstream operating costs and expenses	628	2	—	630
Depreciation, depletion and amortization of property and equipment	686	249	189	1,124
Accretion of asset retirement obligation	14	7	1	22
General and administrative expenses	115	30	2	147

Total production and operating costs and expenses	1,906	502	264	2,672

Earnings from operations	1,156	414	215	1,785
Other income (expenses):
Interest expense	(109)	(142)	(1)	(252)
Effects of changes in foreign currency exchange rates	—	(15)	—	(15)
Change in fair value of financial instruments	(8)	1	—	(7)
Other income	28	5	4	37

Net other income (expenses)	(89)	(151)	3	(237)

Earnings before income tax expense	1,067	263	218	1,548
Income tax expense (benefit):
Current	296	20	85	401
Deferred	99	56	(4)	151

Total income tax expense	395	76	81	552

Net earnings	672	187	137	996
Preferred stock dividends	5	—	—	5

Net earnings applicable to common stockholders	$667	$187	$137	$991

Capital expenditures	$902	$568	$185	$1,655

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Six Months Ended June 30, 2003:
Revenues:
Oil sales	$382	$161	$92	$635
Gas sales	1,249	628	4	1,881
Natural gas liquids sales	138	60	1	199
Marketing and midstream revenues	761	8	—	769

Total revenues	2,530	857	97	3,484

Production and operating costs and expenses:
Lease operating expenses	215	152	21	388
Transportation costs	60	31	1	92
Production taxes	95	1	2	98
Marketing and midstream operating costs and expenses	629	4	—	633
Depreciation, depletion and amortization of property and equipment	502	176	45	723
Accretion of asset retirement obligation	10	6	—	16
General and administrative expenses	114	21	7	142
Expenses related to mergers	7	—	—	7

Total production and operating costs and expenses	1,632	391	76	2,099

Earnings from operations	898	466	21	1,385
Other income (expenses):
Interest expense	(110)	(144)	(6)	(260)
Dividends on subsidiary’s preferred stock	(1)	—	—	(1)
Effects of changes in foreign currency exchange rates	—	50	1	51
Change in fair value of financial instruments	11	(2)	—	9
Other income	14	5	6	25

Net other income (expenses)	(86)	(91)	1	(176)

Earnings before income tax expense and cumulative effect of change in accounting principle	812	375	22	1,209
Income tax expense:
Current	103	11	10	124
Deferred	155	153	1	309

Total income tax expense	258	164	11	433

Earnings before cumulative effect of change in accounting principle	554	211	11	776
Cumulative effect of change in accounting principle	11	5	—	16

Net earnings	565	216	11	792
Preferred stock dividends	5	—	—	5

Net earnings applicable to common stockholders	$560	$216	$11	$787

Capital expenditures	$669	$348	$83	$1,100

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

Environmental Matters

     Devon is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“ CERCLA” ) and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Devon has not used discounting in determining its accrued liabilities for environmental remediation, and no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Devon’s consolidated financial statements. Devon adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“ PRPs” ) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of June 30, 2004, Devon’s consolidated balance sheet included $6 million of non-current accrued liabilities, reflected in “ Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.

Royalty Matters

     Numerous gas producers and related parties, including Devon, have been named in various lawsuits alleging violation of the federal False Claims Act. The suits allege that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates which resulted in underpayment of royalties in connection with natural gas and natural gas liquids produced and sold from federal and Indian owned or controlled lands. The principal suit in which Devon is a defendant is United States ex rel. Wright v. Chevron USA, Inc. et al. (the “ Wright case” ). The suit was originally

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

filed in August 1996 in the United States District Court for the Eastern District of Texas, but was consolidated in October 2000 with the other suits for pre-trial proceedings in the United States District Court for the District of Wyoming. On July 10, 2003, the District of Wyoming remanded the Wright case back to the Eastern District of Texas to resume proceedings. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suit, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this lawsuit and no liability has been recorded in connection therewith.

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

Tax Treatment of Exchangeable Debentures

     In its 1999 merger with PennzEnergy, Devon assumed from PennzEnergy certain debentures with a principal amount totaling $760 million. The debentures are exchangeable at the option of the holders into shares of ChevronTexaco common stock that were also acquired by Devon in the PennzEnergy merger.

     The Internal Revenue Service has recently examined the 1998 income tax return of PennzEnergy’s predecessor, and the IRS formally notified Devon in April 2004 that it disagrees with certain tax treatments of the exchangeable debentures and similar exchangeable debentures retired in 1998. The IRS has asserted that 1998’s taxable income was understated by $323 million. This amount consists of the disallowance of a $276 million loss incurred on the retirement of the previous debentures and $47 million of interest deductions.

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

     Devon does not agree with the IRS positions and will vigorously contest the claim of additional taxes. In June 2004, Devon formally protested the IRS notice and requested a conference with the IRS Appeals Office. It will likely be several months before such a conference will be held. Although the outcome of this matter cannot be predicted with certainty, Devon, after consultation with legal counsel, believes that Devon will likely prevail, and no liability has been recorded for this matter. Even if the IRS were to prevail in this matter, Devon believes that any related increase in its 1998 taxable income would increase its tax basis in the ChevronTexaco common stock, or produce a similar tax benefit, and would therefore result in offsetting tax deductions in future taxable years upon the disposal of the ChevronTexaco

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common stock. Therefore, while the payment of any such additional taxes would reduce Devon’s operating cash flow in the year of payment, it would not affect Devon’s net earnings for any period, and the operating cash flow effect would reverse in future years.

     If the IRS were to ultimately prevail in this matter, any related interest owed by Devon would negatively impact Devon’s operating cash flow and net earnings. However, Devon does not believe that such impact would be material to Devon’s financial condition or results of operations.

     At this time, the IRS has only challenged the deductions taken in 1998. It is possible that the IRS will also challenge the interest deductions taken in years subsequent to 1998. The IRS is currently examining Devon’s tax returns for the years 1999 through 2001.

Other Matters

     Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

10. Drilling Rights

     In 2003, the Securities Exchange Commission (“ SEC” ) inquired of the Financial Accounting Standards Board (“ FASB” ) regarding the application of certain provisions of SFAS No. 141, Business Combinations, (“ SFAS No. 141” ) and SFAS No. 142, Goodwill and Other Intangible Assets, (“ SFAS No. 142” ) to oil and gas companies. SFAS Nos. 141 and 142 became effective for transactions subsequent to June 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that acquired intangible assets be disaggregated and reported separately from goodwill. Specifically, the SEC’s inquiry is based on whether costs of contract-based drilling and mineral use rights (“ mineral rights” ) should be recorded and disclosed as intangible assets under the guidance in SFAS Nos. 141 and 142. The current practice for Devon and the industry is to present oil and gas related assets, including mineral rights, as property and equipment (tangible assets) on the balance sheet. Since June 30, 2001, Devon has entered into business combinations with Anderson, Mitchell, and Ocean with an aggregate accounting purchase price of $18.2 billion. The majority of the purchase price has been allocated to oil and gas property.

     The FASB created an Emerging Issues Task Force Working Group (“ EITF” ) to research the accounting and disclosure treatment of mineral rights for oil and gas companies. As a result, the EITF added Issue No. 04-2, “ Whether Mineral Rights are Tangible or Intangible Assets,” (“ Issue 04-2” ) and Issue No. 03-S, “ Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Companies” (“ Issue 03-S” ) to its inventory of open issues. At the March 17-18, 2004 EITF meeting, the EITF reached a consensus on Issue 04-2 that mineral rights, as defined in Issue 04-2, are tangible assets. To resolve the perceived inconsistency between characterization of mineral rights as tangible assets in this EITF consensus and the characterization of mineral rights as intangible assets in SFAS Nos. 141 and 142, the FASB has prepared an amendment that removes mineral rights for mining entities as examples of intangible assets in SFAS Nos. 141 and 142.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Issue 03-S was removed from the EITF agenda in anticipation that the FASB would issue proposed Staff Position (“ FSP” ) No. 142-B, “ Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities” . This FSP indicates that SFAS No. 142 does not require oil and gas companies’ mineral rights to be classified as intangible assets. Devon agrees with this proposed FSP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion addresses material changes in results of operations for the three-month and six-month periods ended June 30, 2004, compared to the three-month and six-month periods ended June 30, 2003, and in financial condition since December 31, 2003. It is presumed that readers have read or have access to Devon’s 2003 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Net earnings for the second quarter of 2004 were $502 million, or $2.02 per diluted share. This compares to net earnings of $356 million, or $1.62 per diluted share for the second quarter of 2003. Net earnings for the first half of 2004 were $996 million, or $4.02 per diluted share. This compares to net earnings of $792 million, or $4.11 per diluted share for the first half of 2003. The increases in second quarter and first half net earnings were due to increases in both production and prices of oil, natural gas and NGLs partially offset by increases in costs and expenses. The increases in production and expenses are primarily the result of the April 2003 Ocean merger.

     Cash flow from operations increased from $1.8 billion in the first half of 2003 to $2.4 billion in the first half of 2004. Cash flow from operations and cash on hand were used to fund $1.7 billion of capital expenditures and retire $971 million in long-term debt during the first half of 2004. At June 30, 2004, Devon had $1.1 billion in cash and cash equivalents.

     The 2004 debt retirements included scheduled maturities of $336 million and the April 2004 early repayment of the $635 million outstanding balance under Devon’s $3 billion term loan credit facility. In April 2004, Devon also replaced its $1 billion of unsecured long-term credit facilities with a $1.5 billion five-year unsecured revolving credit facility.

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

     During the first half of 2004, Devon drilled 143 exploration wells, of which 87% were completed as successful, and 878 development wells, of which 97% were completed as successful.

     A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Devon’s 2003 Annual Report on Form 10-K and in Devon’s Current Report on Form 8-K filed May 24, 2004.

Results of Operations

     Total revenues increased $406 million, or 22%, in the second quarter of 2004, and $973 million, or 28%, in the first half of 2004 compared to the corresponding 2003 periods. These increases resulted from increases in both production and prices of oil, natural gas and NGLs. The increases in production were primarily the result of the April 2003 Ocean merger.

     Oil, natural gas and NGL revenues were up $364 million, or 25%, for the second quarter of 2004 compared to the second quarter of 2003, and $948 million, or 35%, for the first half of 2004 compared to the first half of 2003. The three-month and six-month comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

	Total
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change [2]	2004	2003	Change [2]
Production
Oil (MMBbls)	19	15	+29%	40	24	+67%
Gas (Bcf)	223	216	+4%	446	397	+12%
NGLs (MMBbls)	6	5	+13%	12	10	+16%
Oil, Gas and NGLs (MMBoe)[1]	62	56	+11%	126	100	+26%
Average Prices
Oil (Per Bbl)	$28.04	$25.42	+10%	$27.91	$26.44	+6%
Gas (Per Mcf)	5.29	4.67	+13%	5.17	4.74	+9%
NGLs (Per Bbl)	20.89	17.88	+17%	20.32	19.50	+4%
Oil, Gas and NGLs (Per Boe) [1]	29.58	26.39	+12%	29.02	27.07	+7%
Revenues ($ in millions) Oil	$539	$379	+42%	$1,120	$635	+77%
Gas	1,181	1,007	+17%	2,302	1,881	+22%
NGLs	122	92	+33%	241	199	+21%

Combined	$1,842	$1,478	+25%	$3,663	$2,715	+35%

	Domestic
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change [2]	2004	2003	Change [2]
Production
Oil (MMBbls)	8	8	+2%	17	13	+25%
Gas (Bcf)	150	148	+2%	303	266	+14%
NGLs (MMBbls)	5	4	+20%	10	8	+23%
Oil, Gas and NGLs (MMBoe)[1]	38	37	+4%	77	66	+17%
Average Prices
Oil (Per Bbl)	$30.23	$27.42	+10%	$30.08	$28.46	+6%
Gas (Per Mcf)	5.39	4.68	+15%	5.27	4.70	+12%
NGLs (Per Bbl)	19.33	16.55	+17%	18.83	18.12	+4%
Oil, Gas and NGLs (Per Boe) [1]	30.29	26.70	+13%	29.70	27.08	+10%
Revenues ($ in millions)
Oil	$246	$219	+13%	$506	$382	+32%
Gas	810	692	+17%	1,591	1,249	+27%
NGLs	91	64	+41%	177	138	+28%

Combined	$1,147	$975	+18%	$2,274	$1,769	+29%

	Canada
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change [2]	2004	2003	Change [2]
Production
Oil (MMBbls)	3	3	+6%	7	7	+4%
Gas (Bcf)	71	67	+7%	138	130	+7%
NGLs (MMBbls)	1	1	-11%	2	2	-8%
Oil, Gas and NGLs (MMBoe)[1]	16	15	+5%	32	30	+5%
Average Prices
Oil (Per Bbl)	$21.49	$23.88	-10%	$22.27	$24.39	-9%
Gas (Per Mcf)	5.16	4.67	+10%	5.04	4.85	+4%
NGLs (Per Bbl)	27.54	21.98	+25%	26.33	23.67	+11%
Oil, Gas and NGLs (Per Boe) [1]	28.74	26.68	+8%	28.27	27.63	+2%
Revenues ($ in millions)
Oil	$73	$77	-5%	$152	$161	-5%
Gas	366	311	+18%	697	628	+11%
NGLs	30	27	+11%	61	60	+3%

Combined	$469	$415	+13%	$910	$849	+7%

	International
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change [2]	2004	2003	Change [2]
Production
Oil (MMBbls)	8	4	107%	16	4	313%
Gas (Bcf)	2	1	59%	5	1	282%
NGLs (MMBbls)	—	—	N/M	—	—	N/M
Oil, Gas and NGLs (MMBoe)[1]	8	4	105%	17	4	312%
Average Prices
Oil (Per Bbl)	$28.63	$22.45	+28%	$28.03	$23.00	+22%
Gas (Per Mcf)	2.43	3.45	-30%	2.84	3.45	-18%
NGLs (Per Bbl)	21.19	21.30	-1%	21.12	21.30	-1%
Oil, Gas and NGLs (Per Boe) [1]	27.95	22.34	+25%	27.44	22.87	+20%
Revenues ($ in millions)
Oil	$220	$83	164%	$462	$92	403%
Gas	5	4	12%	14	4	215%
NGLs	1	1	112%	3	1	350%

Combined	$226	$88	156%	$479	$97	394%

[1]	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

[2]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

N/M Not meaningful.

     The average sales prices per unit of production shown in the preceding tables include the effect of Devon’s hedging activities. Following is a comparison of Devon’s average sales prices with and without the effect of hedges for the three-month and six-month periods ended June 30, 2004 and 2003.

	With Hedges		Without Hedges
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Oil (per Bbl)	$28.04	$25.42	$33.94	$26.35
Gas (per Mcf)	$5.29	$4.67	$5.35	$5.01
NGLs (per Bbl)	$20.89	$17.88	$20.89	$17.88
Oil, Gas and NGLs (per Boe)	$29.58	$26.39	$31.62	$27.95

	With Hedges		Without Hedges
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Oil (per Bbl)	$27.91	$26.44	$32.52	$28.06
Gas (per Mcf)	$5.17	$4.74	$5.23	$5.24
NGLs (per Bbl)	$20.32	$19.50	$20.32	$19.50
Oil, Gas and NGLs (per Boe)	$29.02	$27.07	$30.67	$29.40

     Oil Revenues. Oil revenues increased $160 million, or 42%, in the second quarter of 2004. An increase in production of 4 million barrels, or 29%, caused oil revenues to increase by $110 million. The April 2003 Ocean merger accounted for 3 million barrels of increased production. The remaining increase is primarily related to new production from China partially offset by natural declines and production problems in Devon’s domestic properties. Oil revenues increased $50 million due to a $2.62 per barrel increase in Devon’s realized average price of oil.

     Oil revenues increased $485 million, or 77%, in the first half of 2004. An increase in production of 16 million barrels, or 67%, caused oil revenues to increase by $426 million. The April 2003 Ocean merger accounted for 14 million barrels of increased production. The remaining increase is primarily related to new production from China partially offset by natural declines and production problems in Devon’s domestic properties. Oil revenues increased $59 million due to a $1.47 per barrel increase in Devon’s realized average price of oil.

     Gas Revenues. Gas revenues increased $174 million, or 17%, in the second quarter of 2004. An increase in production of 7 Bcf, or 4%, caused gas revenues to increase by $36 million. The April 2003 Ocean merger accounted for 6 Bcf of increased production. The remaining production increase was primarily related to new drilling and development in the Barnett Shale properties as well as new drilling and development in Canada partially offset by natural declines and production problems in Devon’s other domestic properties. Gas revenues increased $138 million due to a $0.62 per Mcf increase in Devon’s realized average price of gas.

     Gas revenues increased $421 million, or 22%, in the first half of 2004. An increase in production of 49 Bcf, or 12%, caused gas revenues to increase by $233 million. The April 2003 Ocean merger accounted for 43 Bcf of increased production. The remaining production increase was primarily related to new drilling and development in the Barnett Shale properties as well as new drilling and development in Canada partially offset by natural declines and production problems in Devon’s other domestic properties. Gas revenues increased $188 million due to a $0.43 per Mcf increase in Devon’s realized average price of gas.

     NGL Revenues. NGL revenues increased $30 million, or 33%, in the second quarter of 2004. An increase in production of 1 million barrels, or 13%, caused NGL revenues to increase by $12 million. The April 2003 Ocean merger accounted for 0.2 million barrels of the increased production. The remaining production increase was primarily related to new drilling and development in the Barnett Shale and other domestic properties. A $3.01 per barrel increase in Devon’s realized average NGL price in the second quarter of 2004 increased NGL revenues by $18 million.

     NGL revenues increased $42 million, or 21%, in the first half of 2004. An increase in production of 2 million barrels, or 16%, caused NGL revenues to increase by $33 million. The April 2003 Ocean merger accounted for 0.6 million barrels of the increased production. The remaining production increase was primarily related to new drilling and development in the Barnett Shale and other domestic properties. A $0.82 per barrel increase in Devon’s realized average NGL price in the first half of 2004 increased NGL revenues by $9 million.

     Marketing and Midstream Revenues. Marketing and midstream revenues increased $42 million, or 12%, in the second quarter of 2004. Revenues increased $61 million due to higher overall market prices for natural gas and NGLs. This was partially offset by lower third-party natural gas volumes. This decrease was primarily related to the sale of certain assets in March 2004.

     Marketing and midstream revenues increased $25 million, or 3%, in the first half of 2004. Revenues increased $56 million due to higher overall market prices for natural gas and NGLs. This was partially offset by lower third-party natural gas volumes primarily due to the sale of certain assets in March 2004.

     Oil, Gas and NGL Production and Operating Expenses. The components of oil, gas and NGL production and operating expenses are set forth in the following tables.

	Total
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change [1]	2004	2003	Change [1]
Expenses ($ in millions)
Lease operating expenses	$252	$223	+13%	$509	$388	+31%
Transportation costs	54	51	+6%	107	92	+16%
Production taxes	71	51	+40%	133	98	+37%

Total production and operating expenses	$377	$325	+16%	$749	$578	+30%

Expenses Per Boe
Lease operating expenses	$4.05	$3.98	+2%	$4.03	$3.87	+4%
Transportation costs	0.87	0.91	-5%	0.85	0.91	-7%
Production taxes	1.14	0.90	+26%	1.06	0.97	+9%

Total production and operating expenses	$6.06	$5.79	+5%	$5.94	$5.75	+3%

[1]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

     Lease operating expenses increased $29 million in the second quarter of 2004. The April 2003 Ocean merger accounted for $13 million of the increase. The historical Devon lease operating expenses increased $10 million primarily due to increases in ad valorem and well workover expenses and increased power, fuel, casualty insurance and repairs and maintenance costs. Also, operating costs related to new production in China caused an increase of $4 million. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from second quarter 2003 to second quarter 2004, resulted in a $2 million increase in costs.

     Lease operating expenses increased $121 million in the first half of 2004. The April 2003 Ocean merger accounted for $72 million of the increase. The historical Devon lease operating expenses increased $28 million primarily due to increases in ad valorem and well workover expenses and increased power, fuel, casualty insurance and repairs and maintenance costs. Also, operating costs related to new production in China caused an increase of $8 million. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from the first half of 2003 to the first half of 2004, resulted in a $13 million increase in costs.

     The increase in lease operating expenses per Boe for the second quarter of 2004 and the first half of 2004 is primarily related to changes in the Canadian-to-U.S. dollar exchange rate as well as increased power, fuel and repairs and maintenance costs. With the continuing strength of commodity prices, more repairs and maintenance costs are performed to either maintain or improve production volumes. The higher prices also resulted in increased power and fuel costs.

     Transportation costs increased $3 million in the second quarter of 2004. The April 2003 Ocean merger accounted for $2 million of the increase. The remainder of the increase was due primarily to an increase in gas production and changes in the Canadian-to-U.S. dollar exchange rate which resulted in a $0.4 million increase in costs.

     Transportation costs increased $15 million in the first half of 2004. The April 2003 Ocean merger accounted for $12 million of the increase. The remainder of the increase was due primarily to an increase in gas production and changes in the Canadian-to-U.S. dollar exchange rate which resulted in a $2 million increase in costs.

     Production taxes increased $20 million in second quarter of 2004 and $35 million in the first half of 2004. The majority of Devon’s production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 18% and 29% increases in domestic oil, gas and NGL revenues in the second quarter of 2004 and the first half of 2004, respectively, were the primary cause of the production tax increases. Also included are production taxes related to new production in China of $3 million and $5 million in the second quarter and first half of 2004, respectively.

     Marketing and Midstream Operating Costs and Expenses. Marketing and midstream operating costs and expenses increased $22 million, or 8%, in the second quarter of 2004. Costs and expenses increased $39 million due to an increase in overall prices paid for natural gas. This was partially offset by a decrease in third-party natural gas volumes. This decrease was primarily the result of the sale of certain assets in March 2004.

     Marketing and midstream operating costs and expenses decreased $3 million, or 1%, in the first half of 2004. Costs and expenses increased $28 million due to an overall increase in prices paid for natural gas. This was more than offset by a decrease in third-party natural gas volumes. The sale of certain assets in March 2004 contributed to the lower third party volumes.

     Depreciation, Depletion and Amortization Expenses (“DD&A”). Oil and gas property related DD&A increased $121 million, or 31%, from $395 million in the second quarter of 2003 to $516 million in the second quarter of 2004. Oil and gas property related DD&A expense increased $44 million due to the 11% increase in combined oil, gas and NGLs production in 2004. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $7.06 per Boe in 2003 to $8.29 per Boe in 2004 caused oil and gas property related DD&A to increase by $77 million. The increase in the DD&A rate is primarily related to the April 2003 Ocean merger, higher finding and development costs and changes in the Canadian-to-U.S. dollar exchange rate.

     Oil and gas property related DD&A increased $391 million, or 59%, from $663 million in the first half of 2003 to $1.1 billion in the first half of 2004. Oil and gas property related DD&A expense increased $172 million due to the 26% increase in combined oil, gas and NGLs production in 2004. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $6.62 per Boe in 2003 to $8.35 per Boe in 2004 caused oil and gas property related DD&A to increase by $219 million. The increase in the DD&A rate is primarily related to the April 2003 Ocean merger, higher finding and development costs and changes in the Canadian-to-U.S. dollar exchange rate.

     General and Administrative Expenses (“G&A”). Devon’s net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the second quarter and first half of 2004 and 2003.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(In millions)
Gross G&A	$135	$151	$276	$235
Capitalized G&A	(42)	(38)	(84)	(57)
Reimbursed G&A	(23)	(20)	(45)	(36)

Net G&A	$70	$93	$147	$142

     Gross G&A decreased $16 million in the second quarter of 2004 compared to the 2003 quarter. Synergies obtained from the April 2003 Ocean merger reduced gross G&A $12 million. This reduction was partially offset by the inclusion of one more month of Ocean activities in the 2004 quarter compared to the 2003 quarter. Also, the 2003 quarter included $8 million related to costs incurred in the closing of Devon’s office in The Woodlands, Texas. These decreases were partially offset by a $5 million charge recorded in the second quarter of 2004 related to the abandonment of certain Canadian office space. Also, changes in the Canadian-to-U.S. dollar exchange rate, from the second quarter 2003 to second quarter 2004, resulted in a $1 million increase in costs.

     Gross G&A increased $41 million in the first half of 2004 compared to the first half of 2003. The April 2003 Ocean merger increased gross expenses $27 million primarily due to the inclusion of an additional four months of Ocean activities in the first half of 2004 compared to the first half of 2003. This was partially offset by the synergies obtained from the merger. Also, higher compensation and benefit costs and the abandonment of certain Canadian office space increased gross G&A $8 million and $5 million, respectively in the first half of 2004. Finally, changes in the Canadian-to-U.S. dollar exchange rate, from the first half of 2003 to the first half of 2004, resulted in a $4 million increase in costs. These increases were partially offset by $8 million related to costs incurred in the closing of Devon’s office in The Woodlands, Texas during the first half of 2003.

     The increases in both capitalized G&A and reimbursed G&A in the second quarter and first half of 2004 as compared to the same periods of 2003 were primarily related to the increased activity subsequent to the April 2003 Ocean merger.

     Interest Expense. The following schedule includes the components of interest expense for the second quarter and first half of 2004 and 2003.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In millions)
Interest based on debt outstanding	$128	$137	$260	$260
Amortization of discounts/premiums	1	—	1	3
Facility and agency fees	1	1	1	1
Amortization of capitalized loan costs	18	4	21	7
Capitalized interest	(17)	(12)	(34)	(13)
Other	3	—	3	2

Total interest expense	$134	$130	$252	$260

     The average debt balance decreased from $9.1 billion in the second quarter of 2003 to $8.4 billion in the 2004 quarter, causing interest expense to decrease $11 million. The decrease in the average debt balance was due to debt repayments in both the second half of 2003 and in the first half of 2004 partially offset by debt assumed in the April 2003 Ocean merger. The average interest rate on outstanding debt increased from 6.0% in the second quarter of 2003 to 6.1% in the second quarter of 2004, causing interest expense to increase $2 million.

     Other items included in interest expense that are not related to the debt balance outstanding were $13 million higher in the second quarter of 2004. Of this increase, $16 million related to the early repayment of the outstanding balance under the $3 billion term loan credit facility in which Devon expensed the remaining unamortized issuance costs in the second quarter of 2004. This increase was offset by an additional $5 million related to the capitalization of interest. The increase in interest capitalized was primarily related to additional unproved properties acquired in the Ocean merger and the nature of those properties. The Ocean properties included significant deepwater Gulf and international exploratory properties and major development projects.

     The average debt balance increased from $8.5 billion in the first half of 2003 to $8.8 billion in the first half of 2004, causing interest expense to increase $7 million. The increase in the average debt balance was due to debt assumed in the April 2003 Ocean merger partially offset by debt repayments in both the second half of 2003 and in the first half of 2004. The average interest rate on outstanding debt decreased from 6.1% during the first half of 2003 to 6.0% for the first half of 2004, causing interest expense to decrease $7 million.

     Other items included in interest expense that are not related to the debt balance outstanding were $8 million lower in the first half of 2004 as compared to the first half of 2003. Of this decrease, $21 million related to the capitalization of interest. The increase in interest capitalized was primarily related to the additional unproved properties acquired in the Ocean merger. Partially offsetting this amount was $16 million related to the early repayment of the outstanding balance under the $3 billion term loan credit facility, in which Devon expensed the remaining unamortized issuance costs in the second quarter of 2004.

     Effects of Changes in Foreign Currency Exchange Rates. Devon’s Canadian subsidiary has certain fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar while the notes are outstanding increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. In addition, Devon’s Canadian subsidiary has cash and other working capital amounts denominated in U.S. dollars which also fluctuate in value with changes in the exchange rate. Such changes in the Canadian dollar equivalent balance of the debt and working capital balances are required to be included in determining net earnings for the period in which the exchange rate changes. The decreases in the Canadian-to-U.S. dollar exchange rate from $0.7738 at December 31, 2003 and $0.7631 at March 31, 2004 to $0.7460 at June 30, 2004 resulted in a $9 million loss and a $15 million loss in the second quarter and the first half of 2004, respectively. The increases in the Canadian-to-U.S. dollar exchange rate from $0.6331 at December 31, 2002 and $0.6806 at March 31, 2003 to $0.7378 at June 30, 2003 resulted in a $28 million gain and $50 million gain in the second quarter and first half of 2003, respectively.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the second quarter of 2004 was 35% compared to 39% in the second quarter of 2003. The estimated effective tax rate was 36% in the first half of 2004 and the first half of 2003.

     The second quarter 2003 rate was higher than the statutory federal tax rate primarily due to the effect of state and foreign income taxes. The second quarter 2004 rate is equal to the statutory federal tax rate and lower than the 2003 rate primarily due to reductions in the statutory Canadian tax rate enacted in the second quarter of 2004 and the fourth quarter of 2003. This benefit was partially offset by the effect of state and foreign income taxes.

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

     Included as deferred tax assets at June 30, 2004, were the tax effects of approximately $1.4 billion of tax related carryforwards. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2014, state net operating loss carryforwards which expire primarily between 2004 and 2022, Canadian carryforwards which expire primarily between 2005 and 2009, Azerbaijani carryforwards which have no expiration and minimum tax credit carryforwards which have no expiration.

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

     Capital Expenditures. On an accrual basis, capital expenditures were $1.4 billion for the first six months of 2004. Of this amount, $1.3 billion was for the acquisition, drilling or development of oil and gas properties.

     On a cash basis, capital expenditures, which are reflected in Devon’s statements of cash flow, were $1.7 billion and $1.1 billion for the first six months of 2004 and 2003, respectively. These totals include $1.6 billion and $977 million for the acquisition, drilling or development of oil and gas properties in the first six months of 2004 and 2003, respectively.

     Capital Resources and Liquidity. Devon’s primary source of liquidity has historically been net cash provided by operating activities (“operating cash flow”). This source has been supplemented as needed by accessing credit lines and commercial paper markets and issuing equity securities and long-term debt securities.

Operating Cash Flow

     Net cash provided by operating activities (“operating cash flow”) continued to be a primary source of capital and liquidity in the first half of 2004. Operating cash flow in the first half of 2004 was $2.4 billion, compared to $1.8 billion in the first half of 2003. The increase in operating cash flow in the first half of 2004 was primarily caused by the increase in revenues, partially offset by increased expenses, as discussed earlier in this section.

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

     To mitigate some of the risk inherent in oil and natural gas prices, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. Additionally, Devon has entered into various financial price swap contracts and fixed-price physical delivery contracts to fix the price to be received for a portion of future oil and natural gas production. The table below provides the volumes associated with these various arrangements as of June 30, 2004. The price and volume terms of these arrangements have not changed from those disclosed in Devon’s 2003 Annual Report on Form 10-K.

			Fixed-Price
			Physical
	Price	Price Swap	Delivery
	Collars	Contracts	Contracts	Total
Oil production (MMBbls)
2004	14	12	—	26
2005	18	8	—	26
Natural gas production (Bcf)
2004	218	2	8	228
2005	35	3	14	52

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

     As of June 30, 2004, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of June 30, 2004, net of outstanding letters of credit, was approximately $1.3 billion.

     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon’s consolidated financial statements. Per the agreement, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of June 30, 2004, Devon was in compliance with this covenant.

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

     Devon also has access to short-term credit under its commercial paper program. Total borrowings under the commercial paper program may not exceed $725 million. Also, any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. Devon had no commercial paper debt outstanding at June 30, 2004.

Financing Cash Flow

     Net cash used in financing activities in the first half of 2004 was $836 million compared to $313 million in the first half of 2003. The increase in cash used in financing activities from the first half of 2003 to the first half of 2004 was directly related to the increased debt repayments and common stock dividends, partially offset by an increase in proceeds from the issuance of common stock.

     During the first half of 2004, Devon paid $971 million to retire the $211 million 6.75% notes due February 15, 2004 and the $125 million 8.05% notes due June 15, 2004 and to repay the remaining $635 million outstanding on the $3 billion term loan credit facility. During the first half of 2003, Devon repaid $380 million in debt.

     Devon’s common stock dividends were $48 million and $16 million in the first half of 2004 and 2003, respectively. Devon also paid $5 million of preferred stock dividends in each of the first halves of 2004 and 2003.

     The increase in common stock dividends was primarily related to the 100% increase in the quarterly dividend rate and the increased number of shares outstanding. Effective with the first quarter 2004 dividend payment, Devon increased its quarterly dividend rate from $0.05 per share to $0.10 per share. The increase in shares outstanding was primarily related to the April 2003 Ocean merger.

     Devon received $188 million from shares issued for options exercised during the first half of 2004 compared to $38 million received during the first half of 2003.

Impact of Recently Issued Medicare Act Not Yet Adopted

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. While the Act is expected to decrease Devon’s accumulated postretirement benefit obligation (“APBO”) for the Postretirement Plans, this decrease is not reflected in the net periodic benefit cost amounts above because Devon has not yet determined whether or not the benefits provided by its Postretirement Plans are actuarially equivalent to Medicare Part D under the Act. Devon will make this determination in the third quarter of 2004 and, at that time, will be required to estimate any effects the subsidy will have on the measurement of the APBO and net periodic benefit cost.

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

     The FASB created an Emerging Issues Task Force Working Group (“EITF”) to research the accounting and disclosure treatment of mineral rights for oil and gas companies. As a result, the EITF added Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” (“Issue 04-2”) and Issue No. 03-S, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Companies” (“Issue 03-S”) to its inventory of open issues. At the March 17-18, 2004 EITF meeting, the EITF reached a consensus on Issue 04-2 that mineral rights, as defined in Issue 04-2, are tangible assets. To resolve the perceived inconsistency between characterization of mineral rights as tangible assets in this EITF consensus and the characterization of mineral rights as intangible assets in SFAS Nos. 141 and 142, the FASB has prepared an amendment that removes mineral rights for mining entities as examples of intangible assets in SFAS Nos. 141 and 142.

     Issue 03-S was removed from the EITF agenda in anticipation that the FASB would issue proposed Staff Position (“FSP”) No. 142-B, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities”. This FSP indicates that SFAS No. 142 does not require oil and gas companies’ mineral rights to be classified as intangible assets. Devon agrees with this proposed FSP.

SEC Inquiry Relating to Equatorial Guinea

      On August 6, 2004, the United States Securities and Exchange Commission (“SEC”) notified Devon that it was conducting an inquiry into payments made to the government of Equatorial Guinea, or to officials and persons affiliated with officials of the government of Equatorial Guinea. This inquiry follows an investigation and public hearing conducted by the United States Senate Permanent Subcommittee on Investigations, which reviewed the transactions of various foreign governments, including that of Equatorial Guinea, with Riggs Bank. The investigation and hearing also reviewed the operations of those U.S. oil companies having interests in Equatorial Guinea, including Devon. Devon is cooperating with the SEC inquiry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Devon’s 2003 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon’s potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of June 30, 2004, there have been no material changes in Devon’s market risk exposure except as discussed below regarding interest rate risk.

Interest Rate Risk

     During the second quarter of 2004, Devon entered into additional interest rate swaps. Following is a table summarizing all the fixed-to-floating interest rate swaps with the related debt instrument and notional amounts as of June 30, 2004.

Debt Instrument	Notional Amount		Floating Rate
4.375% senior notes due in 2007	$400		LIBOR plus 40 basis points
10.25% bonds due in 2005	$235		LIBOR plus 711 basis points
2.75% notes due in 2006	$500		LIBOR less 26.8 basis points
7.625% senior notes due in 2005	$125		LIBOR plus 237 basis points
6.75% senior notes due 2011	$400		LIBOR plus 197 basis points
6.55% senior notes due 2006	$149	[1]	Banker’s Acceptance plus 340 basis points

[1] Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.746 as of June 30, 2004.

     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in interest rates may have on the fair value of its interest rate swap instruments. At June 30, 2004, a 10% increase in the underlying interest rates would have decreased the fair value of Devon’s interest rate swaps by $29 million.

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

     None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     (a) Devon’s Annual Meeting of Stockholders was held in Oklahoma City, Oklahoma at 8:00 a.m., local time, on Tuesday, June 8, 2004.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as Directors as listed in the Proxy Statement for the June 8, 2004 meeting and all nominees were elected.

     (c) A total of 211,864,565 shares of Devon’s common stock outstanding and entitled to vote were present at the June 8, 2004 meeting in person or by proxy, representing approximately 88.7% of the total outstanding shares. The matters voted upon were as follows:

1. The election of four Directors to serve on Devon’s Board of Directors until the 2007 Annual Meeting of Stockholders. The vote tabulation with respect to each nominee was as follows:

		Authority
Nominee	For	Withheld
Thomas F. Ferguson	206,899,861	4,964,704
Peter J. Fluor	208,611,078	3,253,487
David M. Gavrin	208,401,085	3,463,480
Michael E. Gellert	207,399,626	4,464,939

2. Ratification of KPMG LLP as the Company’s Independent Auditors for 2004. The results of the votes were as follows:

FOR:	205,986,365
AGAINST:	4,840,297
ABSTAIN:	1,037,903

3. Stockholder Proposal for a Director Election Vote Threshold. The results of the votes were as follows:

FOR:	18,108,994
AGAINST:	191,227,632
ABSTAIN:	2,527,939

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

(b) Reports on Form 8-K

     A Report on Form 8-K was furnished pursuant to Item 12 on May 7, 2004 to announce Devon’s first quarter 2004 results.

     A report on Form 8-K was filed pursuant to Item 5 on May 12, 2004 to disclose that Devon had provided a revocable parental guaranty to holders of certain debt securities of its subsidiary, Devon Canada Corporation.

     A report on Form 8-K was filed pursuant to Item 5 on May 24, 2004 to update Devon’s 2004 forward-looking estimates.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: August 6, 2004	/s/ Danny J. Heatly

Danny J. Heatly
Vice President – Accounting

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.