Form 10-Q
period 2004-09-30
DEVON ENERGY CORP/DE
filed 2004-11-04
CIK 1090012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32318

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

     The number of shares outstanding of Registrant’s common stock, par value $.10, as of September 30, 2004, was 243,011,000.

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

September 30, 2004 and 2003

(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,761	$1,273
Accounts receivable	1,102	946
Fair value of derivative financial instruments	7	13
Investments and other current assets	151	132

Total current assets	3,021	2,364

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,085 and $3,336 excluded from amortization in 2004 and 2003, respectively)	30,884	28,546
Less accumulated depreciation, depletion and amortization	11,988	10,212

	18,896	18,334
Investment in ChevronTexaco Corporation common stock, at fair value	761	613
Fair value of derivative financial instruments	13	14
Goodwill	5,525	5,477
Other assets	374	360

Total assets	$28,590	$27,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$680	$859
Revenues and royalties due to others	430	315
Income taxes payable	225	15
Current portion of long-term debt	685	338
Accrued interest payable	91	130
Fair value of derivative financial instruments	662	153
Current portion of asset retirement obligation	42	42
Accrued expenses and other current liabilities	151	219

Total current liabilities	2,966	2,071

Other liabilities	350	349
Asset retirement obligation, long-term	684	629
Debentures exchangeable into shares of ChevronTexaco Corporation common stock	688	677
Other long-term debt	6,582	7,903
Preferred stock of a subsidiary	—	55
Fair value of derivative financial instruments	163	52
Deferred income taxes	4,502	4,370
Stockholders’ equity:
Preferred stock of $1.00 par value.
Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value.
Authorized 800,000,000 shares; issued 245,853,000 in 2004 and 239,767,000 in 2003	25	24
Additional paid-in capital	9,304	9,066
Retained earnings	3,047	1,614
Accumulated other comprehensive income	451	569
Deferred compensation and other	(25)	(32)
Treasury stock at cost: 2,842,000 shares in 2004 and 3,677,000 shares in 2003	(148)	(186)

Total stockholders’ equity	12,655	11,056

Total liabilities and stockholders’ equity	$28,590	$27,162

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$559	$469	$1,679	$1,104
Gas sales	1,147	1,049	3,450	2,930
Natural gas liquids sales	153	95	393	294
Marketing and midstream revenues	408	335	1,202	1,104

Total revenues	2,267	1,948	6,724	5,432

Production and operating costs and expenses:
Lease operating expenses	264	238	773	626
Transportation costs	59	57	166	149
Production taxes	48	54	182	152
Marketing and midstream operating costs and expenses	319	268	949	901
Depreciation, depletion and amortization of property and equipment	572	508	1,696	1,231
Accretion of asset retirement obligation	11	10	32	26
General and administrative expenses	59	79	206	221
Expenses related to mergers	—	—	—	7

Total production and operating costs and expenses	1,332	1,214	4,004	3,313

Earnings from operations	935	734	2,720	2,119
Other income (expenses):
Interest expense	(109)	(120)	(361)	(380)
Dividends on subsidiary’s preferred stock	—	—	—	(1)
Effects of changes in foreign currency exchange rates	21	1	6	52
Change in fair value of derivative financial instruments	(47)	(1)	(54)	8
Other income	17	4	54	29

Net other expenses	(118)	(116)	(355)	(292)

Earnings before income tax expense and cumulative effect of change in accounting principle	817	618	2,365	1,827
Income tax expense:
Current	168	41	568	165
Deferred	132	165	284	474

Total income tax expense	300	206	852	639

Earnings before cumulative effect of change in accounting principle	517	412	1,513	1,188
Cumulative effect of change in accounting principle, net of income tax expense of $10 million	—	—	—	16

Net earnings	517	412	1,513	1,204
Preferred stock dividends	2	2	7	7

Net earnings applicable to common stockholders	$515	$410	$1,506	$1,197

Basic earnings per share:
Earnings before change in accounting principle	$2.12	$1.76	$6.25	$5.89
Cumulative effect of change in accounting principle	—	—	—	0.08

Net earnings applicable to common stockholders	$2.12	$1.76	$6.25	$5.97

Diluted earnings per share:
Earnings before change in accounting principle	$2.07	$1.71	$6.07	$5.69
Cumulative effect of change in accounting principle	—	—	—	0.07

Net earnings applicable to common stockholders	$2.07	$1.71	$6.07	$5.76

Weighted average common shares outstanding – basic	242	232	241	200

Weighted average common shares outstanding – diluted	250	241	249	209

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

					Accumulated
			Additional		Other	Deferred		Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	and Other	Stock	Equity
	(In millions)
Nine Months Ended September 30, 2004
Balance as of December 31, 2003	$1	$24	$9,066	$1,614	$569	$(32)	$(186)	$11,056
Comprehensive income:
Net earnings	—	—	—	1,513	—	—	—	1,513
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments[1]	—	—	—	—	129	—	—	129
Reclassification adjustment for derivative losses reclassified into oil and gas sales[2]	—	—	—	—	223	—	—	223
Change in fair value of derivative financial instruments[3]	—	—	—	—	(564)	—	—	(564)
Unrealized gain on marketable securities[4]	—	—	—	—	94	—	—	94

Other comprehensive loss								(118)

Comprehensive income								1,395
Stock issued	—	1	236	—	—	—	38	275
Dividends on common stock	—	—	—	(73)	—	—	—	(73)
Dividends on preferred stock	—	—	—	(7)	—	—	—	(7)
Grant of restricted stock awards	—	—	2	—	—	(2)	—	—
Amortization of restricted stock awards	—	—	—	—	—	8	—	8
Other	—	—	—	—	—	1	—	1

Balance as of September 30, 2004	$1	$25	$9,304	$3,047	$451	$(25)	$(148)	$12,655

Nine Months Ended September 30, 2003
Balance as of December 31, 2002	$1	$16	$5,178	$(84)	$(267)	$(3)	$(188)	$4,653
Comprehensive income:
Net earnings	—	—	—	1,204	—	—	—	1,204
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments[5]	—	—	—	—	560	—	—	560
Reclassification adjustment for derivative losses reclassified into oil and gas sales[6]	—	—	—	—	165	—	—	165
Change in fair value of derivative financial instruments[7]	—	—	—	—	(112)	—	—	(112)
Unrealized gain on marketable securities[8]	—	—	—	—	22	—	—	22

Other comprehensive income								635

Comprehensive income								1,839
Stock issued	—	7	3,721	—	—	—	1	3,729
Dividends on common stock	—	—	—	(28)	—	—	—	(28)
Dividends on preferred stock	—	—	—	(7)	—	—	—	(7)
Grant of restricted stock awards	—	1	—	—	—	(1)	—	—
Amortization of restricted stock awards	—	—	—	—	—	2	—	2
Other	—	—	—	—	—	2	—	2

Balance as of September 30, 2003	$1	$24	$8,899	$1,085	$368	$—	$(187)	$10,190

[1] net of income tax expense of:	$(11)
[2] net of income tax expense of:	(156)
[3] net of income tax benefit of:	386
[4] net of income tax expense of:	(55)
[5] net of income tax expense of:	(123)
[6] net of income tax expense of:	(107)
[7] net of income tax benefit of:	62
[8] net of income tax expense of:	(13)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Earnings before cumulative effect of change in accounting principle	$1,513	$1,188
Adjustments to reconcile earnings before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization of property and equipment	1,696	1,231
Accretion of asset retirement obligation	32	26
Accretion of discounts on long-term debt, net	8	15
Effects of changes in foreign currency exchange rates	(6)	(52)
Change in fair value of derivative financial instruments	54	(8)
Deferred income tax expense	284	474
(Gain) loss on sale of assets	(4)	2
Other	45	(25)
Changes in assets and liabilities, net of acquisitions of businesses:
Increase in:
Accounts receivable	(142)	(122)
Investments and other current assets	(22)	(23)
Increase (decrease) in:
Accounts payable	176	19
Income taxes payable	212	126
Accrued interest and expenses	(129)	(66)
Long-term other liabilities	(25)	(5)

Net cash provided by operating activities	3,692	2,780

Cash flows from investing activities:
Proceeds from sale of property and equipment	20	40
Capital expenditures	(2,402)	(1,805)

Net cash used in investing activities	(2,382)	(1,765)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt, net of issuance costs	—	598
Principal payments on long-term debt	(972)	(1,118)
Issuance of common stock, net of issuance costs	220	51
Dividends paid on common stock	(73)	(28)
Dividends paid on preferred stock	(7)	(7)

Net cash used in financing activities	(832)	(504)

Effect of exchange rate changes on cash	10	37
Net increase in cash and cash equivalents	488	548
Cash and cash equivalents at beginning of period	1,273	292

Cash and cash equivalents at end of period	$1,761	$840

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

     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003.

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

(In millions,
except share
price)
Calculation and allocation of purchase price:
Shares of Devon common stock issued to Ocean stockholders	74
Average Devon stock price	$48.05

Fair value of common stock issued	$3,546
Plus merger costs incurred	114
Plus fair value of Ocean convertible preferred stock assumed by a Devon subsidiary	64
Plus fair value of Ocean employee stock options assumed by Devon	124

Total purchase price	3,848
Plus fair value of liabilities assumed by Devon:
Current liabilities	650
Long-term debt	1,436
Deferred revenue	97
Asset retirement obligation, long-term	121
Other noncurrent liabilities	89
Deferred income taxes	962

Total purchase price plus liabilities assumed	$7,203

Fair value of assets acquired by Devon:
Current assets	256
Proved oil and gas properties	4,262
Unproved oil and gas properties	1,060
Other property and equipment	85
Other noncurrent assets	39
Goodwill (none deductible for income taxes)	1,501

Total fair value of assets acquired	$7,203

Pro Forma Information

     Set forth in the following table is certain unaudited pro forma financial information for the nine-month period ended September 30, 2003. The information for the nine-month period ended September 30, 2003, has been prepared assuming the Ocean merger was consummated on January 1, 2003. All pro forma information is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transaction had occurred in the past, Devon’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transaction had occurred on January 1, 2003. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transaction.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma
Information
Nine Months
Ended
September 30,
2003
(In millions, except
per share amounts
and production
volumes)
Revenues:
Oil sales	$1,355
Gas sales	3,188
Natural gas liquids sales	302
Marketing and midstream revenues	1,104

Total revenues	5,949

Production and operating costs and expenses:
Lease operating expenses	703
Transportation costs	161
Production taxes	166
Marketing and midstream operating costs and expenses	901
Depreciation, depletion and amortization of property and equipment	1,423
Accretion of asset retirement obligation	28
General and administrative expenses	254

Total production and operating costs and expenses	3,636

Earnings from operations	2,313
Other income (expenses):
Interest expense	(393)
Dividends on subsidiary’s preferred stock	(1)
Effects of changes in foreign currency exchange rates	52
Change in fair value of derivative financial instruments	8
Other income	30

Net other expenses	(304)

Earnings before income tax expense and cumulative effect of change in accounting principle	2,009
Income tax expense:
Current	190
Deferred	524

Total income tax expense	714

Earnings before cumulative effect of change in accounting principle	1,295
Cumulative effect of change in accounting principle, net of income tax expense of $19 million	29

Net earnings	1,324
Preferred stock dividends	7

Net earnings applicable to common stockholders	$1,317

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma
Information
Nine Months
Ended
September 30,
2003
(In millions, except
per share amounts
and production
volumes)
Basic earnings per share:
Earnings before change in accounting principle	$5.58
Cumulative effect of change in accounting principle	0.12

Net earnings applicable to common stockholders	$5.70

Diluted earnings per share:
Earnings before change in accounting principle	$5.40
Cumulative effect of change in accounting principle	0.12

Net earnings applicable to common stockholders	$5.52

Weighted average common shares outstanding – basic	231
Weighted average common shares outstanding – diluted	240
Production volumes:
Oil (MMBbls)	52
Gas (Bcf)	681
NGLs (MMBbls)	17
MMBoe	182

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     As of September 30, 2004, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of September 30, 2004, net of outstanding letters of credit, was approximately $1.3 billion.

$3 Billion Term Loan Credit Facility

     On April 9, 2004, Devon repaid the $635 million outstanding balance under its $3 billion term loan credit facility with cash on hand. As a result of the early repayment, Devon expensed the remaining $16 million of unamortized issuance costs, which is included in interest expense for the nine-month period ended September 30, 2004.

Effect of ChevronTexaco Common Stock Split on the Exchangeable Debentures

     As disclosed in Devon’s 2003 Annual Report on Form 10-K, Devon has outstanding $760 million of exchangeable debentures which are exchangeable, at the option of the holders, for shares of ChevronTexaco common stock. As a result of the third quarter 2004, 2-for-1 stock split of ChevronTexaco common stock, Devon now beneficially owns approximately 14.2 million shares of ChevronTexaco common stock. Each $1,000 principal amount of the exchangeable debentures is now exchangeable into 18.6566 shares of ChevronTexaco common stock, an exchange rate equivalent to $53.60 per share of ChevronTexaco stock.

4. Derivative Instruments and Hedging Activities

     Devon recorded in its consolidated statements of operations losses of $47 million and $1 million in the third quarter of 2004 and 2003, respectively, and a loss of $54 million and a gain of $8 million in the nine-month periods ended September 30, 2004 and 2003, respectively, for the change in fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify as hedges.

     As of September 30, 2004, $658 million of net deferred losses on derivative instruments accumulated in “accumulated other comprehensive income” are expected to be reclassified to oil and gas sales during the next 12 months assuming no change in forward commodity prices from the September 30, 2004 forward prices. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to oil and gas sales are primarily the production and sale of oil and gas, which includes the production hedged under the various derivative instruments. Presently, the maximum term over which Devon has hedged exposures to the variability of cash flows for commodity price risk is 15 months.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Following is a table summarizing all the fixed-to-floating interest rate swaps with the related debt instrument and notional amounts as of September 30, 2004.

Debt Instrument	Notional Amount	Floating Rate
4.375% senior notes due in 2007	$400	LIBOR plus 40 basis points
10.25% bonds due in 2005	$235	LIBOR plus 711 basis points
2.75% notes due in 2006	$500	LIBOR less 26.8 basis points
7.625% senior notes due in 2005	$125	LIBOR plus 237 basis points
6.75% senior notes due 2011	$400	LIBOR plus 197 basis points
6.55% senior notes due 2006	$158[1]	Banker’s Acceptance plus 340 basis points

1 Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.7912 as of September 30, 2004.

5. Earnings and Dividends Per Share

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2004 and 2003.

		Weighted
	Net Earnings	Average	Net
	Applicable	Common	Earnings
	to Common	Shares	Per
	Stockholders	Outstanding	Share
	(In millions, except per share amounts)
Three Months Ended September 30, 2004:
Basic earnings per share	$515	242	$2.12

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $1 million)	2	4
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$517	250	$2.07

Three Months Ended September 30, 2003:
Basic earnings per share	$410	232	$1.76

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $1 million)	2	4
Potential common shares issuable upon conversion of preferred stock of subsidiary	—	1
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$412	241	$1.71

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Weighted
	Net Earnings	Average	Net
	Applicable	Common	Earnings
	to Common	Shares	Per
	Stockholders	Outstanding	Share
	(In millions, except per share amounts)
Nine Months Ended September 30, 2004:
Basic earnings per share	$1,506	241	$6.25

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $3 million)	7	4
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$1,513	249	$6.07

Nine Months Ended September 30, 2003:
Basic earnings per share	$1,197	200	$5.97

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $3 million)	7	4
Potential common shares issuable upon conversion of preferred stock of subsidiary	1	1
Potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$1,205	209	$5.76

     Certain options to purchase shares of Devon’s common stock have been excluded from the dilution calculations because the options’ exercise price exceeded the average market price of Devon’s common stock during the applicable period. The following information relates to these options.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Options excluded from dilution calculation (in millions)	1	3	1	4
Range of exercise prices	$68.54 - $89.66	$50.29 - $89.66	$63.88 - $89.66	$49.59 - $89.66
Weighted average exercise price	$75.44	$58.12	$74.17	$57.43

     The excluded options for 2004 expire between February 10, 2007 and September 14, 2012.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon’s pro forma net earnings and pro forma net earnings per share for the three-month and nine-month periods ended September 30, 2004 and 2003 would have differed from the amounts actually reported as shown in the following table.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In millions, except per share amounts)
Net earnings available to common stockholders, as reported	$515	$410	$1,506	$1,197
Add stock-based employee compensation expense included in reported earnings, net of related tax benefit	1	—	5	1
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(6)	(5)	(19)	(16)

Net earnings available to common stockholders, pro forma	$510	$405	$1,492	$1,182

Net earnings per share available to common stockholders:
As reported:
Basic	$2.12	$1.76	$6.25	$5.97
Diluted	$2.07	$1.71	$6.07	$5.76
Pro forma:
Basic	$2.10	$1.74	$6.20	$5.90
Diluted	$2.05	$1.69	$6.02	$5.69

     The following table presents the dividends declared for both the three- and nine-month periods ended September 30, 2004 and 2003.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Dividends declared per share	$0.10	$0.05	$0.30	$0.15

6. Common Stock

     On September 27, 2004, Devon announced the declaration of a two-for-one split of Devon’s outstanding common stock. The stock split is applicable to shareholders of record at the close of business on October 29, 2004. The stock split will be accomplished through a stock dividend to be issued on November 15, 2004. Devon will have approximately 486 million common shares outstanding after the split.

     Also on September 27, 2004, Devon announced a stock buyback program to repurchase up to 25 million shares (50 million shares, following the planned two-for-one stock split) of its common stock. The stock repurchase program may be discontinued at any time.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Supplemental Cash Flow Information

     Cash payments for interest and income taxes in the first nine months of 2004 and 2003 are presented below:

	Nine Months Ended
	September 30,
	2004	2003
	(In millions)
Interest paid	$408	$421
Income taxes paid	$319	$48

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

8. Retirement Plans

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

Net Periodic Cost

     The following table presents the plans’ net periodic benefit cost for the three-month and nine-month periods ended September 30, 2004 and 2003.

					Other
	Pension Benefits				Post Retirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
				(In millions)
Components of net periodic benefit cost:
Service cost	$4	$3	$12	$9	$—	$—	$—	$—
Interest cost	8	8	24	24	1	1	3	3
Expected return on plan assets	(8)	(5)	(24)	(16)	—	—	—	—
Recognized net actuarial loss	2	3	6	9	—	—	—	—

Net periodic benefit cost	$6	$9	$18	$26	$1	$1	$3	$3

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). If the benefit provided is at least actuarially equivalent to Medicare Part D, FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain that reduces the accumulated postretirement benefit obligation and for benefits attributable to current service as a reduction of the service cost included in net periodic benefit cost. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. Because benefits provided to certain participants in the Postretirement Plans will be at least actuarially equivalent to Medicare Part D, Devon will be entitled to some subsidy. As a result, Devon reduced the accumulated postretirement benefit obligation at July 1, 2004, by $4 million and the net periodic postretirement benefit cost by $0.1 million for the three months and nine months ended September 30, 2004.

Employer Contributions

     Devon previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $52 million to the Qualified and Supplemental Plans and $8 million to the Postretirement Plans in 2004. As of September 30, 2004, $13 million of contributions have been made to the Qualified and Supplemental Plans and $5 million of contributions have been made to the Postretirement Plans. Devon presently anticipates contributing an additional $49 million to the Qualified and Supplemental Plans in 2004 for a total of $62 million and an additional $2 million to the Postretirement Plans for a total of $7 million.

9. Segment Information

     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

	U.S.	Canada	International	Total
		(In millions)
As of September 30, 2004:
Current assets	$1,594	$860	$567	$3,021
Property and equipment, net of accumulated depreciation, depletion and amortization	10,957	5,339	2,600	18,896
Goodwill	3,068	2,389	68	5,525
Other assets	1,104	20	24	1,148

Total assets	$16,723	$8,608	$3,259	$28,590

Current liabilities	$1,845	$712	$409	$2,966
Other liabilities	436	44	33	513
Asset retirement obligation, long-term	412	241	31	684
Long-term debt	3,745	3,525	—	7,270
Deferred income taxes	2,626	1,530	346	4,502
Stockholders’ equity	7,659	2,556	2,440	12,655

Total liabilities and stockholders’ equity	$16,723	$8,608	$3,259	$28,590

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Three Months Ended September 30, 2004:
Revenues:
Oil sales	$235	$83	$241	$559
Gas sales	786	352	9	1,147
Natural gas liquids sales	114	37	2	153
Marketing and midstream revenues	405	3	—	408

Total revenues	1,540	475	252	2,267

Production and operating costs and expenses:
Lease operating expenses	145	91	28	264
Transportation costs	41	17	1	59
Production taxes	39	1	8	48
Marketing and midstream operating costs and expenses	317	2	—	319
Depreciation, depletion and amortization of property and equipment	345	130	97	572
Accretion of asset retirement obligation	7	4	—	11
General and administrative expenses	46	12	1	59

Total production and operating costs and expenses	940	257	135	1,332

Earnings from operations	600	218	117	935
Other income (expenses):
Interest expense	(42)	(67)	—	(109)
Effects of changes in foreign currency exchange rates	—	21	—	21
Change in fair value of derivative financial instruments	(48)	1	—	(47)
Other income	11	5	1	17

Net other income (expenses)	(79)	(40)	1	(118)

Earnings before income tax expense	521	178	118	817
Income tax expense (benefit):
Current	85	22	61	168
Deferred	90	48	(6)	132

Total income tax expense	175	70	55	300

Net earnings	346	108	63	517
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$344	$108	$63	$515

Capital expenditures	$502	$175	$70	$747

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Three Months Ended September 30, 2003:
Revenues:
Oil sales	$243	$79	$147	$469
Gas sales	734	308	7	1,049
Natural gas liquids sales	68	26	1	95
Marketing and midstream revenues	331	4	—	335

Total revenues	1,376	417	155	1,948

Production and operating costs and expenses:
Lease operating expenses	134	83	21	238
Transportation costs	40	16	1	57
Production taxes	51	1	2	54
Marketing and midstream operating costs and expenses	266	2	—	268
Depreciation, depletion and amortization of property and equipment	333	105	70	508
Accretion of asset retirement obligation	6	3	1	10
General and administrative expenses	68	9	2	79

Total production and operating costs and expenses	898	219	97	1,214

Earnings from operations	478	198	58	734
Other income (expenses):
Interest expense	(49)	(70)	(1)	(120)
Effects of changes in foreign currency exchange rates	—	1	—	1
Change in fair value of derivative financial instruments	(2)	1	—	(1)
Other income	4	(1)	1	4

Net other expenses	(47)	(69)	—	(116)

Earnings before income tax expense	431	129	58	618
Income tax expense (benefit):
Current	38	(17)	20	41
Deferred	99	61	5	165

Total income tax expense	137	44	25	206

Net earnings	294	85	33	412
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$292	$85	$33	$410

Capital expenditures	$489	$154	$62	$705

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Nine Months Ended September 30, 2004:
Revenues:
Oil sales	$741	$236	$702	$1,679
Gas sales	2,377	1,049	24	3,450
Natural gas liquids sales	290	98	5	393
Marketing and midstream revenues	1,193	9	—	1,202

Total revenues	4,601	1,392	731	6,724

Production and operating costs and expenses:
Lease operating expenses	416	270	87	773
Transportation costs	115	49	2	166
Production taxes	158	4	20	182
Marketing and midstream operating costs and expenses	945	4	—	949
Depreciation, depletion and amortization of property and equipment	1,030	379	287	1,696
Accretion of asset retirement obligation	21	10	1	32
General and administrative expenses	161	43	2	206

Total production and operating costs and expenses	2,846	759	399	4,004

Earnings from operations	1,755	633	332	2,720
Other income (expenses):
Interest expense	(150)	(210)	(1)	(361)
Effects of changes in foreign currency exchange rates	—	5	1	6
Change in fair value of derivative financial instruments	(56)	2	—	(54)
Other income	39	10	5	54

Net other income (expenses)	(167)	(193)	5	(355)

Earnings before income tax expense	1,588	440	337	2,365
Income tax expense (benefit):
Current	380	42	146	568
Deferred	189	104	(9)	284

Total income tax expense	569	146	137	852

Net earnings	1,019	294	200	1,513
Preferred stock dividends	7	—	—	7

Net earnings applicable to common stockholders	$1,012	$294	$200	$1,506

Capital expenditures	$1,404	$743	$255	$2,402

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Nine Months Ended September 30, 2003:
Revenues:
Oil sales	$625	$240	$239	$1,104
Gas sales	1,983	936	11	2,930
Natural gas liquids sales	206	86	2	294
Marketing and midstream revenues	1,092	12	—	1,104

Total revenues	3,906	1,274	252	5,432

Production and operating costs and expenses:
Lease operating expenses	349	235	42	626
Transportation costs	100	47	2	149
Production taxes	146	2	4	152
Marketing and midstream operating costs and expenses	895	6	—	901
Depreciation, depletion and amortization of property and equipment	835	281	115	1,231
Accretion of asset retirement obligation	16	9	1	26
General and administrative expenses	182	30	9	221
Expenses related to mergers	7	—	—	7

Total production and operating costs and expenses	2,530	610	173	3,313

Earnings from operations	1,376	664	79	2,119
Other income (expenses):
Interest expense	(159)	(214)	(7)	(380)
Dividends on subsidiary’s preferred stock	(1)	—	—	(1)
Effects of changes in foreign currency exchange rates	—	51	1	52
Change in fair value of derivative financial instruments	9	(1)	—	8
Other income	18	4	7	29

Net other income (expenses)	(133)	(160)	1	(292)

Earnings before income tax expense and cumulative effect of change in accounting principle	1,243	504	80	1,827
Income tax expense (benefit):
Current	141	(6)	30	165
Deferred	254	214	6	474

Total income tax expense	395	208	36	639

Earnings before cumulative effect of change in accounting principle	848	296	44	1,188
Cumulative effect of change in accounting principle	11	5	—	16

Net earnings	859	301	44	1,204
Preferred stock dividends	7	—	—	7

Net earnings applicable to common stockholders	$852	$301	$44	$1,197

Capital expenditures	$1,158	$502	$145	$1,805

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

     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of September 30, 2004, Devon’s consolidated balance sheet included $6 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Devon does not agree with the IRS positions and will vigorously contest the claim of additional taxes. In June 2004, Devon formally protested the IRS notice and requested a conference with the IRS Appeals Office. A preliminary appeals conference was held in October 2004. Additional appeals meetings will be scheduled in November and December 2004. Although the outcome of this matter cannot be predicted with certainty, Devon, after consultation with legal counsel, believes that Devon will likely prevail, and no liability has been recorded for this matter. Even if the IRS were to prevail in this matter, Devon believes that any related

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increase in its 1998 taxable income would increase its tax basis in the ChevronTexaco common stock, or produce a similar tax benefit, and would therefore result in offsetting tax deductions in future taxable years upon the disposal of the ChevronTexaco common stock. Therefore, while the payment of any such additional taxes would reduce Devon’s operating cash flow in the year of payment, it would not affect Devon’s net earnings for any period, and the operating cash flow effect would reverse in future years.

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

11. Drilling Rights

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

     The FASB created an Emerging Issues Task Force Working Group (“EITF”) to research the accounting and disclosure treatment of mineral rights for oil and gas companies. As a result, the EITF added Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” (“Issue 04-2”) and Issue No. 03-S, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Companies” (“Issue 03-S”) to its inventory of open issues. At the March 17-18, 2004 EITF meeting, the EITF reached a consensus on Issue 04-2 that mineral rights, as defined in Issue 04-2, are tangible assets. To resolve the perceived inconsistency between characterization of mineral rights as tangible assets in this EITF consensus

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and the characterization of mineral rights as intangible assets in SFAS Nos. 141 and 142, the FASB issued FASB Staff Position (“FSP”) 142-2, Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities, indicating that SFAS No. 142 does not require oil and gas companies’ mineral rights to be classified as intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion addresses material changes in results of operations for the three-month and nine-month periods ended September 30, 2004, compared to the three-month and nine-month periods ended September 30, 2003, and in financial condition since December 31, 2003. It is presumed that readers have read or have access to Devon’s 2003 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Net earnings for the third quarter of 2004 were $517 million, or $2.07 per diluted share. This compares to net earnings of $412 million, or $1.71 per diluted share for the third quarter of 2003. Net earnings for the first nine months of 2004 were $1.5 billion, or $6.07 per diluted share. This compares to net earnings of $1.2 billion, or $5.76 per diluted share for the first nine months of 2003. The increase in third quarter net earnings was primarily due to increases in prices of oil, natural gas and NGLs, partially offset by increases in costs and expenses. The increase in first nine months net earnings was due to increases in both production and prices of oil, natural gas and NGLs, partially offset by increases in costs and expenses. The increases in production and expenses are primarily the result of the April 2003 Ocean merger.

     Cash flow from operations increased from $2.8 billion in the first nine months of 2003 to $3.7 billion in the first nine months of 2004. Cash flow from operations was used to fund $2.4 billion of capital expenditures and retire $972 million in long-term debt during the first nine months of 2004. At September 30, 2004, Devon had $1.8 billion in cash and cash equivalents.

     The 2004 debt retirements included scheduled maturities of $337 million and the April 2004 early repayment of the $635 million outstanding balance under Devon’s $3 billion term loan credit facility. In April 2004, Devon also replaced its $1 billion of unsecured long-term credit facilities with a $1.5 billion five-year unsecured revolving credit facility.

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

     During the first nine months of 2004, Devon drilled 175 exploration wells, of which 85% were completed as successful, and 1,349 development wells, of which 97% were completed as successful.

     On September 27, 2004, Devon announced several initiatives. First, Devon plans to divest oil and gas properties in North America representing production which is expected to average 90,000 to 100,000 Boe per day in 2004. The properties to be divested are located principally in the offshore Gulf of Mexico and onshore in the United States and Canada. By divesting these properties, Devon expects to lengthen the overall reserve life and lower the overall cost structure and improve operating efficiency. Devon expects to begin the divestiture process in the fourth quarter of 2004 and to complete the sale of most of the properties in the first quarter of 2005. After-tax sale proceeds are expected to range between $1.0 billion and $1.5 billion and will be applied to fund the planned stock buyback program described below.

     Second, Devon announced the declaration of a two-for-one split of Devon’s outstanding common stock. The stock split is applicable to shareholders of record at the close of business on October 29, 2004. The stock split will be accomplished through a stock dividend to be issued on November 15, 2004. Devon will have approximately 486 million common shares outstanding after the split.

     Third, Devon announced a stock buyback program to repurchase up to 25 million shares (50 million shares, following the planned two-for-one stock split) of its common stock. Devon began repurchasing its shares in the open market during October 2004. As of October 31, 2004, Devon had repurchased 1.5 million shares at a total cost of $111 million or $73.86 per share. Devon intends to continue repurchasing its shares in the open market and in privately negotiated transactions, depending upon market conditions. The shares will be repurchased with cash flow from operations and proceeds from the planned sales of oil and gas properties discussed previously. The stock repurchase program may be discontinued at any time.

     On October 12, 2004, Devon transferred its common stock listing from the American Stock Exchange to the New York Stock Exchange.

     A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Devon’s 2003 Annual Report on Form 10-K and in Devon’s Current Report on Form 8-K filed August 9, 2004.

Results of Operations

     Total revenues increased $319 million, or 16%, in the third quarter of 2004, and $1.3 billion, or 24%, in the first nine months of 2004 compared to the corresponding 2003 periods. The third quarter increase resulted from increases in prices of oil, natural gas and NGLs. The nine month increase resulted from increases in both production and prices of oil, natural gas and NGLs. The increase in production was primarily the result of the April 2003 Ocean merger.

     Oil, natural gas and NGL revenues were up $246 million, or 15%, for the third quarter of 2004 compared to the third quarter of 2003, and $1.2 billion, or 28%, for the first nine months of 2004 compared to the first nine months of 2003. The three-month and nine-month comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

	Total
	Three Months Ended September 30,			Nine Months Ended September, 30,
	2004	2003	Change [2]	2004	2003	Change [2]
Production
Oil (MMBbls)	19	18	+3%	59	42	+39%
Gas (Bcf)	222	234	-5%	668	631	+6%
NGLs (MMBbls)	6	6	+11%	18	16	+14%
Oil, Gas and NGLs (MMBoe)[1]	62	63	-2%	189	163	+15%
Average Prices
Oil (Per Bbl)	$29.19	$25.19	+16%	$28.32	$25.89	+9%
Gas (Per Mcf)	5.17	4.47	+16%	5.17	4.64	+11%
NGLs (Per Bbl)	24.36	16.74	+46%	21.72	18.51	+17%
Oil, Gas and NGLs (Per Boe) [1]	29.78	25.44	+17%	29.27	26.44	+11%
Revenues ($ in millions)
Oil	$559	$469	+19%	$1,679	$1,104	+52%
Gas	1,147	1,049	+9%	3,450	2,930	+18%
NGLs	153	95	+61%	393	294	+34%

Combined	$1,859	$1,613	+15%	$5,522	$4,328	+28%

	Domestic
	Three Months Ended September 30,			Nine Months Ended September, 30,
	2004	2003	Change [2]	2004	2003	Change [2]
Production
Oil (MMBbls)	7	9	-15%	24	22	+9%
Gas (Bcf)	150	162	-8%	452	428	+6%
NGLs (MMBbls)	5	5	+11%	14	12	+19%
Oil, Gas and NGLs (MMBoe)[1]	37	41	-7%	114	106	+8%
Average Prices
Oil (Per Bbl)	$31.27	$27.26	+15%	$30.45	$27.98	+9%
Gas (Per Mcf)	5.24	4.52	+16%	5.26	4.63	+14%
NGLs (Per Bbl)	23.04	15.30	+51%	20.28	17.09	+19%
Oil, Gas and NGLs (Per Boe) [1]	30.29	25.84	+17%	29.89	26.60	+12%
Revenues ($ in millions)
Oil	$235	$243	-3%	$741	$625	+19%
Gas	786	734	+7%	2,377	1,983	+20%
NGLs	114	68	+68%	290	206	+41%

Combined	$1,135	$1,045	+9%	$3,408	$2,814	+21%

	Canada
	Three Months Ended September 30,			Nine Months Ended September, 30,
	2004	2003	Change [2]	2004	2003	Change [2]
Production
Oil (MMBbls)	4	3	+2%	10	10	+3%
Gas (Bcf)	70	70	0%	209	200	+4%
NGLs (MMBbls)	1	1	+8%	4	4	-3%
Oil, Gas and NGLs (MMBoe)[1]	17	16	+1%	49	47	+4%
Average Prices
Oil (Per Bbl)	$23.71	$22.94	+3%	$22.75	$23.89	-5%
Gas (Per Mcf)	5.02	4.39	+14%	5.04	4.69	+7%
NGLs (Per Bbl)	29.71	21.94	+35%	27.52	23.11	+19%
Oil, Gas and NGLs (Per Boe)[1]	28.74	25.31	+14%	28.43	26.83	+6%
Revenues ($ in millions)
Oil	$83	$79	+5%	$236	$240	-2%
Gas	352	308	+14%	1,049	936	+12%
NGLs	37	26	+46%	98	86	+16%

Combined	$472	$413	+15%	$1,383	$1,262	+10%

	International
	Three Months Ended September 30,			Nine Months Ended September, 30,
	2004	2003	Change [2]	2004	2003	Change [2]
Production
Oil (MMBbls)	8	6	+29%	25	10	+139%
Gas (Bcf)	2	2	+7%	7	3	+122%
NGLs (MMBbls)	—	—	N/M	—	—	N/M
Oil, Gas and NGLs (MMBoe)[1]	8	6	+28%	26	10	+138%
Average Prices
Oil (Per Bbl)	$29.63	$23.49	+26%	$28.56	$23.30	+23%
Gas (Per Mcf)	4.73	3.57	+32%	3.37	3.52	-4%
NGLs (Per Bbl)	21.11	21.15	0%	21.12	21.19	-1%
Oil, Gas and NGLs (Per Boe)[1]	29.50	23.37	+26%	28.11	23.18	+21%
Revenues ($ in millions)
Oil	$241	$147	+63%	$702	$239	+193%
Gas	9	7	+42%	24	11	+113%
NGLs	2	1	+24%	5	2	+136%

Combined	$252	$155	+62%	$731	$252	+189%

[1]	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

[2]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

N/M Not meaningful.

     The average sales prices per unit of production shown in the preceding tables include the effect of Devon’s hedging activities. Following is a comparison of Devon’s average sales prices with and without the effect of hedges for the three-month and nine-month periods ended September 30, 2004 and 2003.

	With Hedges		Without Hedges
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Oil (per Bbl)	$29.19	$25.19	$39.06	$27.17
Gas (per Mcf)	$5.17	$4.47	$5.23	$4.61
NGLs (per Bbl)	$24.36	$16.74	$24.36	$16.74
Oil, Gas and NGLs (per Boe)	$29.78	$25.44	$33.04	$26.53

	With Hedges		Without Hedges
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Oil (per Bbl)	$28.32	$25.89	$34.64	$27.67
Gas (per Mcf)	$5.17	$4.64	$5.22	$5.01
NGLs (per Bbl)	$21.72	$18.51	$21.72	$18.51
Oil, Gas and NGLs (per Boe)	$29.27	$26.44	$31.45	$28.28

     Oil Revenues. Oil revenues increased $90 million, or 19%, in the third quarter of 2004. Oil revenues increased $77 million due to a $4.00 per barrel increase in Devon’s realized average price of oil. An increase in production of 1 million barrels, or 3%, caused oil revenues to increase by $13 million. The production increase is primarily related to new production from China partially offset by natural declines and the effects of Hurricane Ivan on Devon’s domestic properties.

     Oil revenues increased $575 million, or 52%, in the first nine months of 2004. An increase in production of 17 million barrels, or 39%, caused oil revenues to increase by $431 million. The April 2003 Ocean merger accounted for 14 million barrels of increased production. The remaining increase is primarily related to new production from China partially offset by natural declines and the effects of Hurricane Ivan on Devon’s domestic properties. Oil revenues increased $144 million due to a $2.43 per barrel increase in Devon’s realized average price of oil.

     Gas Revenues. Gas revenues increased $98 million, or 9%, in the third quarter of 2004. Gas revenues increased $154 million due to a $0.70 per Mcf increase in Devon’s realized average price of gas. This was partially offset by a decrease in production of 12 Bcf which caused gas revenues to decrease by $56 million. The production decrease was primarily related to natural declines and the effects of Hurricane Ivan on Devon’s domestic properties.

     Gas revenues increased $520 million, or 18%, in the first nine months of 2004. Gas revenues increased $351 million due to a $0.53 per Mcf increase in Devon’s realized average price of gas. An increase in production of 37 Bcf, or 6%, caused gas revenues to increase by $169 million. The April 2003 Ocean merger accounted for 43 Bcf of increased production. This was partially offset by a production decrease in Devon’s domestic properties as a result of natural declines and the effects of Hurricane Ivan.

     NGL Revenues. NGL revenues increased $58 million, or 61%, in the third quarter of 2004. A $7.62 per barrel increase in Devon’s realized average NGL price in the third quarter of 2004 increased NGL revenues by $48 million. An increase in production of 0.6 million barrels, or 11%, caused NGL revenues to increase by $10 million.

     NGL revenues increased $99 million, or 34%, in the first nine months of 2004. A $3.21 per barrel increase in Devon’s realized average NGL price in the first nine months of 2004 increased NGL revenues by $57 million. An increase in production of 2 million barrels, or 14%, caused NGL revenues to increase by $42 million. The April 2003 Ocean merger accounted for 0.6 million barrels of the increased production. The remaining production increase was primarily related to new drilling and development in the Barnett Shale and other domestic properties.

     Marketing and Midstream Revenues. Marketing and midstream revenues increased $73 million, or 22%, in the third quarter of 2004. Revenues increased $82 million due to higher overall market prices for natural gas and NGLs. Additionally, revenues increased $13 million due to higher third-party natural gas and NGL throughput volumes. This was partially offset by lower revenues as a result of the sale of certain assets in March 2004.

     Marketing and midstream revenues increased $98 million, or 9%, in the first nine months of 2004. Revenues increased $87 million due to higher overall market prices for natural gas and NGLs. Additionally, revenues increased $39 million due to higher third-party natural gas and NGL throughput volumes. This was partially offset by lower revenues as a result of the sale of certain assets in March 2004.

     Oil, Gas and NGL Production and Operating Expenses. The components of oil, gas and NGL production and operating expenses are set forth in the following tables.

	Total
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change [1]	2004	2003	Change [1]
Expenses ($ in millions)
Lease operating expenses	$264	$238	+11%	$773	$626	+23%
Transportation costs	59	57	+3%	166	149	+11%
Production taxes	48	54	-11%	182	152	+19%

Total production and operating expenses	$371	$349	+6%	$1,121	$927	+21%

Expenses Per Boe
Lease operating expenses	$4.23	$3.76	+13%	$4.10	$3.83	+7%
Transportation costs	0.94	0.90	+4%	0.88	0.91	-3%
Production taxes	0.78	0.86	-9%	0.96	0.93	+3%

Total production and operating expenses	$5.95	$5.52	+8%	$5.94	$5.67	+5%

[1]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

     Lease operating expenses increased $26 million in the third quarter of 2004. Of this increase, $16 million was primarily due to increases in ad valorem and well workover expenses and increased power, fuel, labor and repairs and maintenance costs. Also, operating costs related to new production in China caused an increase of $5 million. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from third quarter 2003 to third quarter 2004, resulted in a $5 million increase in costs.

     Lease operating expenses increased $147 million in the first nine months of 2004. The April 2003 Ocean merger accounted for $72 million of the increase. The historical Devon lease operating expenses increased $44 million primarily due to increases in ad valorem and well workover expenses and increased power, fuel, labor, casualty insurance and repairs and maintenance costs. Also, operating costs related to new production in China caused an increase of $13 million. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from the first nine months of 2003 to the first nine months of 2004, resulted in an $18 million increase in costs.

     The increase in lease operating expenses per Boe for both the third quarter of 2004 and the first nine months of 2004 is primarily related to changes in the Canadian-to-U.S. dollar exchange rate as well as increased power, fuel and repairs and maintenance costs. With the continuing strength of commodity prices, more repairs and maintenance costs are performed to either maintain or improve production volumes. The higher prices also resulted in increased power and fuel costs.

     Transportation costs increased $2 million in the third quarter of 2004. The increase was due to increased domestic transportation rates and changes in the Canadian-to-U.S. dollar exchange rate which resulted in $1 million of increased costs.

     Transportation costs increased $17 million in the first nine months of 2004. The April 2003 Ocean merger accounted for $12 million of the increase. The remainder of the increase was due primarily to an increase in domestic transportation rates, increased production in Devon’s higher cost areas and changes in the Canadian-to-U.S. dollar exchange rate which resulted in a $3 million increase in costs.

     Production taxes decreased $6 million in third quarter of 2004 and increased $30 million in the first nine months of 2004. The decrease in the third quarter is the result of recording a $22 million benefit related to severance tax rate reductions for new wells in the Barnett Shale. Excluding this benefit, production taxes increased $16 million, or 30%, in the third quarter of 2004 and $52 million, or 34% in the first nine months of 2004.

     The majority of Devon’s production taxes are assessed on its onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 9% and 21% increases in domestic oil, gas and NGL revenues in the third quarter of 2004 and the first nine months of 2004, respectively, were the primary cause of the production tax increases. Also included are production taxes related to new production in China of $4 million and $9 million in the third quarter and first nine months of 2004, respectively.

     Marketing and Midstream Operating Costs and Expenses. Marketing and midstream operating costs and expenses increased $51 million, or 19%, in the third quarter of 2004. Costs and expenses increased $56 million due to higher overall prices paid for natural gas. Additionally, operating costs and expenses increased $8 million due to higher third-party natural gas and NGL throughput volumes. This was partially offset by lower costs and expenses as a result of the sale of certain assets in March 2004.

     Marketing and midstream operating costs and expenses increased $48 million, or 5%, in the first nine months of 2004. Costs and expenses increased $29 million due to an overall increase in prices paid for natural gas. Additionally, operating costs and expenses increased $45 million due to higher third-party natural gas and NGL throughput volumes. This was partially offset by lower costs and expenses as a result of the sale of certain assets in March 2004.

     Depreciation, Depletion and Amortization Expenses (“DD&A”). Oil and gas property related DD&A increased $57 million, or 12%, in the third quarter of 2003 to the third quarter of 2004. An increase in the combined U.S., Canadian and international DD&A rate from $7.51 per Boe in 2003 to $8.53 per Boe in 2004 caused oil and gas property related DD&A to increase by $64 million. The increase in the DD&A rate is primarily related to higher finding and development costs and changes in the Canadian-to-U.S. dollar exchange rate. This was partially offset by a $7 million decrease in oil and gas property related DD&A expense due to the 2% decrease in combined oil, gas and NGLs production in 2004.

     Oil and gas property related DD&A increased $448 million, or 39%, in the first nine months of 2003 to the first nine months of 2004. Oil and gas property related DD&A expense increased $174 million due to the 15% increase in combined oil, gas and NGLs production in 2004. Additionally, an increase in the combined U.S., Canadian and international DD&A rate from $6.96 per Boe in 2003 to $7.51 per Boe in 2004 caused oil and gas property related DD&A to increase by $274 million. The increase in the DD&A rate is primarily related to the April 2003 Ocean merger, higher finding and development costs and changes in the Canadian-to-U.S. dollar exchange rate.

     General and Administrative Expenses (“G&A”). Devon’s net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. The following table is a summary of G&A expenses by component for the third quarter and first nine months of 2004 and 2003.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In millions)
Gross G&A	$124	$141	$400	$376
Capitalized G&A	(40)	(41)	(125)	(98)
Reimbursed G&A	(25)	(21)	(69)	(57)

Net G&A	$59	$79	$206	$221

     Gross G&A decreased $17 million in the third quarter of 2004 compared to the 2003 quarter. This decrease is primarily due to synergies obtained from the April 2003 Ocean merger. This was partially offset by changes in the Canadian-to-U.S. dollar exchange rate, from the third quarter 2003 to third quarter 2004, which resulted in a $1 million increase in costs.

     Gross G&A increased $24 million in the first nine months of 2004 compared to the first nine months of 2003. The April 2003 Ocean merger increased gross expenses $27 million primarily due to the inclusion of an additional four months of Ocean activities in the first nine months of 2004 compared to the first nine months of 2003. This was partially offset by the synergies obtained from the merger. Also, higher compensation and benefit costs and the abandonment of certain Canadian office space increased gross G&A $12 million and $5 million, respectively in the first nine months of 2004. Finally, changes in the Canadian-to-U.S. dollar exchange rate, from the first nine months of 2003 to the first nine months of 2004, resulted in a $5 million increase in costs. These increases were partially offset by $8 million related to costs incurred in the closing of Devon’s office in The Woodlands, Texas during the first nine months of 2003.

     Capitalized G&A was essentially flat from third quarter 2003 to third quarter 2004. The increase in reimbursed G&A during the same period is primarily related to an increase in wells operated by Devon as a result of new drilling and development.

     The increases in both capitalized G&A and reimbursed G&A in the first nine months of 2004 as compared to the same periods of 2003 were primarily related to the increased activity subsequent to the April 2003 Ocean merger.

     Interest Expense. The following schedule includes the components of interest expense for the third quarter and first nine months of 2004 and 2003.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In millions)
Interest based on debt outstanding	$124	$135	$384	$395
Amortization of discounts/premiums	1	(1)	1	2
Facility and agency fees	—	—	1	1
Amortization of capitalized loan costs	1	3	22	10
Capitalized interest	(18)	(19)	(52)	(32)
Other	1	2	5	4

Total interest expense	$109	$120	$361	$380

     The average debt balance decreased from $9.2 billion in the third quarter of 2003 to $8.3 billion in the 2004 quarter, causing interest expense to decrease $13 million. The decrease in the average debt balance was due to debt repayments in both the second half of 2003 and in the first nine months of 2004. The average interest rate on outstanding debt increased from 5.9% in the third quarter of 2003 to 6.0% in the third quarter of 2004, causing interest expense to increase $2 million.

     The average debt balance decreased from $8.8 billion in the first nine months of 2003 to $8.6 billion in the first nine months of 2004, causing interest expense to decrease $6 million.

The decrease in the average debt balance was due to debt repayments in both the second half of 2003 and in the first nine months of 2004 partially offset by debt assumed in the April 2003 Ocean merger. The average interest rate on outstanding debt was approximately 6.0% in both periods; however, a slightly lower rate in 2004 caused interest expense to decrease $5 million.

     Other items included in interest expense that are not related to the debt balance outstanding were $8 million lower in the first nine months of 2004 as compared to the first nine months of 2003. Of this decrease, $20 million related to the capitalization of interest. The increase in interest capitalized was primarily related to the additional unproved properties acquired in the Ocean merger. Partially offsetting this amount was $16 million related to the early repayment of the outstanding balance under the $3 billion term loan credit facility, in which Devon expensed the remaining unamortized issuance costs in the second quarter of 2004.

     Effects of Changes in Foreign Currency Exchange Rates. Devon’s Canadian subsidiary has certain fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar while the notes are outstanding increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. In addition, Devon’s Canadian subsidiary has cash and other working capital amounts denominated in U.S. dollars which also fluctuate in value with changes in the exchange rate. Such changes in the Canadian dollar equivalent balance of the debt and working capital balances are required to be included in determining net earnings for the period in which the exchange rate changes. The changes in the Canadian-to-U.S. dollar exchange rate from $0.7738 at December 31, 2003 and $0.7460 at June 30, 2004 to $0.7912 at September 30, 2004 resulted in a $21 million gain and a $6 million gain in the third quarter and the first nine months of 2004, respectively. The increases in the Canadian-to-U.S. dollar exchange rate from $0.6331 at December 31, 2002 and $0.7378 at June 30, 2003 to $0.7405 at September 30, 2003 resulted in a $1 million gain and $51 million gain in the third quarter and first nine months of 2003, respectively.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The effective tax rate in the third quarter of 2004 was 37% compared to 33% in the third quarter of 2003. The estimated effective tax rate was 36% in the first nine months of 2004 and 35% in the first nine months of 2003.

     The third quarter 2003 rate was lower than the statutory federal tax rate primarily due to the tax benefits of certain foreign deductions. The third quarter 2004 rate is higher than the statutory federal tax rate and the 2003 rate primarily due to the effect of state and foreign income taxes.

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

     Included as deferred tax assets at September 30, 2004, were the tax effects of approximately $1.4 billion of tax related carryforwards. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2014, state net operating loss carryforwards which expire primarily between 2004 and 2022, Canadian carryforwards which expire primarily between 2005 and 2009, Azerbaijani carryforwards which have no expiration and minimum tax credit carryforwards which have no expiration.

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

     In October, Congress enacted new tax legislation allowing qualifying corporations to repatriate cash from foreign operations at a reduced income tax rate. Also, this tax legislation creates a new U.S. tax deduction which will be phased in starting in 2005 for companies with domestic production activities, including oil and gas extraction. Devon is currently evaluating the impact of these changes.

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

     Capital Expenditures. On an accrual basis, capital expenditures were $2.2 billion for the first nine months of 2004. Of this amount, $2.1 billion was for the acquisition, drilling or development of oil and gas properties.

     On a cash basis, capital expenditures, which are reflected in Devon’s statements of cash flow, were $2.4 billion and $1.8 billion for the first nine months of 2004 and 2003, respectively. These totals include $2.3 billion and $1.7 million for the acquisition, drilling or development of oil and gas properties in the first nine months of 2004 and 2003, respectively.

     Capital Resources and Liquidity. Devon’s primary source of liquidity has historically been net cash provided by operating activities (“operating cash flow”). This source has been supplemented as needed by accessing credit lines and commercial paper markets and issuing equity securities and long-term debt securities. Additionally, another major source of liquidity over the next twelve months will be sales of oil and gas properties in conjunction with the oil and gas property divestiture program announced September 27, 2004. After-tax sale proceeds from the divestiture program are expected to range between $1.0 billion and $1.5 billion.

Operating Cash Flow

     Net cash provided by operating activities (“operating cash flow”) continued to be a primary source of capital and liquidity in the first nine months of 2004. Operating cash flow in the first nine months of 2004 was $3.7 billion, compared to $2.8 billion in the first nine months of 2003. The increase in operating cash flow in the first nine months of 2004 was primarily caused by the increase in revenues, partially offset by increased expenses, as discussed earlier in this section.

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

     To mitigate some of the risk inherent in oil and natural gas prices, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. Additionally, Devon has entered into various financial price swap contracts and fixed-price physical delivery contracts to fix the price to be received for a portion of future oil and natural gas production. The table below provides the volumes associated with these various arrangements as of September 30, 2004. The price and volume terms of these arrangements have not changed from those disclosed in Devon’s 2003 Annual Report on Form 10-K.

			Fixed-Price
			Physical
	Price	Price Swap	Delivery
	Collars	Contracts	Contracts	Total
Oil production (MMBbls)
2004	7	6	—	13
2005	18	8	—	26
Natural gas production (Bcf)
2004	109	1	4	114
2005	35	3	14	52

     In addition to the above quantities, Devon also has fixed-price physical delivery contracts for the years 2006 through 2011, covering Canadian natural gas production ranging from 8 Bcf to 14 Bcf per year. Thereafter, Devon also has Canadian gas volumes subject to fixed-price contracts in the years from 2012 through 2016, but the yearly volumes are less than 1 Bcf.

     By removing the price volatility from a portion of its oil and natural gas production, Devon has mitigated, but not eliminated, the potential effects of changing prices on its operating cash flow. As of September 30, 2004, Devon had recorded a net liability for the fair value of its commodity price risk hedging instruments of $754 million. This liability is based on the September 30, 2004 forward prices for oil and gas. Settlement of this liability will be funded from revenues earned on future oil and gas production. Future changes in prices will result in changes in both the liability and in the revenues earned.

     It is Devon’s policy to enter only into derivative contracts with investment grade rated counterparties deemed by management as competent and competitive market makers. Devon does not hold or issue derivative instruments for speculative trading purposes.

Credit Lines

     Another source of liquidity is Devon’s revolving line of credit (the “Senior Credit Facility”). The Senior Credit Facility includes (i) a five-year revolving Canadian subfacility in a maximum amount of U.S. $500 million and (ii) a $1 billion sublimit for the issuance of letters of credit, including letters of credit under the Canadian subfacility.

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

     As of September 30, 2004, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of September 30, 2004, net of outstanding letters of credit, was approximately $1.3 billion.

     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon’s consolidated financial statements. Per the agreement, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of September 30, 2004, Devon was in compliance with this covenant.

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

     Devon also has access to short-term credit under its commercial paper program. Total borrowings under the commercial paper program may not exceed $725 million. Also, any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. Devon had no commercial paper debt outstanding at September 30, 2004.

Financing Cash Flow

     Net cash used in financing activities in the first nine months of 2004 was $832 million compared to $504 million in the first nine months of 2003. The increase in cash used in financing activities from the first nine months of 2003 to the first nine months of 2004 was directly related to the increased debt repayments net of borrowings and common stock dividends, partially offset by an increase in proceeds from the issuance of common stock.

     During the first nine months of 2004, Devon paid $972 million to retire the $211 million 6.75% notes due February 15, 2004 and the $125 million 8.05% notes due June 15, 2004 and to repay the remaining $635 million outstanding on the $3 billion term loan credit facility. Also, during the first nine months of 2004, Devon paid $1 million for scheduled payments of debt. During the first nine months of 2003, principal payments on long-term debt, net of proceeds from borrowings of long-term debt, were $520 million. This net amount related to long-term debt assumed in the April 2003 Ocean merger.

     Devon’s common stock dividends were $73 million and $28 million in the first nine months of 2004 and 2003, respectively. Devon also paid $7 million of preferred stock dividends in each of the first nine months of 2004 and 2003.

     The increase in common stock dividends was primarily related to a 100% increase in the quarterly dividend rate and the increased number of shares outstanding. Effective with the first quarter 2004 dividend payment, Devon increased its quarterly dividend rate from $0.05 per share to $0.10 per share. The increase in shares outstanding was primarily related to the April 2003 Ocean merger.

     Devon received $220 million from shares issued for options exercised during the first nine months of 2004 compared to $51 million received during the first nine months of 2003.

     Over the next 18 months, Devon intends to repurchase up to 25 million shares (50 million shares, following the planned two-for-one stock split) of its common stock in conjunction with a stock buyback program. The shares will be repurchased with cash flow from operations and proceeds from the planned sales of oil and gas properties announced on September 27, 2004. The stock repurchase program may be discontinued at any time. As of October 31, 2004, Devon has repurchased 1.5 million shares at a total cost of $111 million or $73.86 per share.

Impact of Recently Issued Accounting Standards Not Yet Adopted

     In September 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 106 (“SAB No. 106”) regarding the application of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full-cost accounting method. SAB No. 106 is effective for the first fiscal quarter beginning after September 2004 and should be applied prospectively. Application of SAB No. 106 will not have a material impact on Devon’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Devon’s 2003 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon’s potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of September 30, 2004, there have been no material changes in Devon’s market risk exposure except as discussed below regarding interest rate risk.

Commodity Price Risk

     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of its commodity hedging instruments. At September 30, 2004, a 10% increase in the underlying commodity prices would have increased the net liabilities recorded for Devon’s commodity hedging instruments by $208 million.

Interest Rate Risk

     During the second quarter of 2004, Devon entered into additional interest rate swaps. Following is a table summarizing all the fixed-to-floating interest rate swaps with the related debt instrument and notional amounts as of September 30, 2004.

Debt Instrument	Notional Amount		Floating Rate
4.375% senior notes due in 2007	$400		LIBOR plus 40 basis points
10.25% bonds due in 2005	$235		LIBOR plus 711 basis points
2.75% notes due in 2006	$500		LIBOR less 26.8 basis points
7.625% senior notes due in 2005	$125		LIBOR plus 237 basis points
6.75% senior notes due 2011	$400		LIBOR plus 197 basis points
6.55% senior notes due 2006	$158	[1]	Banker’s Acceptance plus 340 basis points

     1 Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.7912 as of September 30, 2004.

     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in interest rates may have on the fair value of its interest rate swap instruments. At September 30, 2004, a 10% increase in the underlying interest rates would have decreased the fair value of Devon’s interest rate swaps by $29 million.

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

Part II. Other Information

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information with respect to repurchases by Devon of its shares of common stock during the third quarter of 2004.

Maximum Number of
	Total Number	Average Price	Total Number of Shares	Shares that May Yet
	of Shares	Paid per	Purchased as Part of Publicly	Be Purchased Under
Period	Purchased	Share	Announced Plans or Programs(1)	the Plans or Programs
September	—	$—	—	25,000,000 (2)

     (1) - On September 27, 2004 Devon announced its plan to repurchase up to 25 million shares (50 million shares following the planned 2-for-1 stock split) of its common shares.

     (2)- This amount represents the total number of shares that may be repurchased on a pre-split basis. On September 27, 2004, Devon announced a two-for-one stock split effective November 15, 2004, at which time the repurchase authority under the program shall extend to 50 million post-split shares. The repurchase program does not obligate Devon to acquire any specific number of shares and may be discontinued at any time. All repurchases under the program shall be completed on or before December 31, 2006.

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

DEVON ENERGY CORPORATION
Date: November 4, 2004	/s/ Danny J. Heatly
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