Form 10-K
period 2004-12-31
DEVON ENERGY CORP/DE
filed 2005-03-09
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32318
Devon Energy Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	73-1567067
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 North Broadway, Oklahoma City, Oklahoma	73102-8260
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(405) 235-3611
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.10 per share	The New York Stock Exchange
4.90% Exchangeable Debentures, due 2008	The New York Stock Exchange
4.95% Exchangeable Debentures, due 2008	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☑ Yes     No ☐
          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, was $15,850,866,174.
          On February 28, 2005, 479,420,413 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy statement for the 2005 annual meeting of stockholders — Part III

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

“SEC” means United States Securities and Exchange Commission.

“Domestic” means the properties of Devon in the onshore continental United States and the offshore Gulf of Mexico.

“Canada” means the division of Devon encompassing oil and gas properties located in Canada.

“International” means the division of Devon encompassing oil and gas properties that lie outside the United States and Canada.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding Devon’s future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although Devon believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Devon’s expectations (“Cautionary

Statements”) include, but are not limited to, Devon’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure and other contractual obligations, the supply and demand for oil, natural gas, NGLs and other products or services, the price of oil, natural gas, NGLs and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which Devon or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 2. Properties — Proved Reserves and Estimated Future Net Revenue,” “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Devon assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

Item 1.	Business
General
      Devon Energy Corporation, including its subsidiaries, (“Devon”) is an independent energy company engaged primarily in oil and gas exploration, development and production, the acquisition of producing properties, the transportation of oil, gas, and NGLs and the processing of natural gas. Through its predecessors, Devon began operations in 1971 as a privately held company. In 1988, Devon’s common stock began trading publicly on the American Stock Exchange under the symbol “DVN”. In October 2004, Devon transferred its common stock listing to the New York Stock Exchange.
      The principal and administrative offices of Devon are located at 20 North Broadway, Oklahoma City, OK 73102-8260 (telephone 405/235-3611).
      Devon operates oil and gas properties in the United States, Canada and various regions located outside North America. Devon’s North American properties are concentrated within five geographic areas. Operations in the United States are focused in the Permian Basin, the Mid-Continent, the Rocky Mountains and onshore and offshore Gulf Coast. Canadian properties are focused in the Western Canadian Sedimentary Basin in Alberta and British Columbia. Properties outside North America are located primarily in Azerbaijan, China, Egypt, and areas in West Africa, including Equatorial Guinea, Gabon and Cote d’Ivoire. In addition to its oil and gas operations, Devon has marketing and midstream operations. These include marketing natural gas, crude oil and NGLs, and the construction and operation of pipelines, storage and treating facilities and gas processing plants. (A detailed description of Devon’s significant properties and associated 2004 developments can be found under “Item 2. Properties”).
      At December 31, 2004, Devon’s estimated proved reserves were 2,077 MMBoe, of which 60% were natural gas reserves and 40% were oil and NGL reserves.
Availability of Reports
      Devon makes available free of charge on its internet website, www.devonenergy.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files or furnishes them to the SEC.
Strategy
      Devon’s primary objectives are to build reserves, production, cash flow and earnings per share by (a) exploring for new oil and gas reserves, (b) acquiring oil and gas properties and (c) optimizing production and value from existing oil and gas properties. Devon’s management seeks to achieve these objectives by (a) concentrating its properties in core areas to achieve economies of scale, (b) acquiring and developing high profit margin properties, (c) continually disposing of marginal and non-strategic properties, (d) balancing reserves between oil and gas, (e) maintaining a high degree of financial flexibility, and (f) enhancing the value of Devon’s production and reserves through marketing and midstream activities.
Development of Business
      During 1988, Devon expanded its capital base with its first issuance of common stock to the public. This transaction began a substantial expansion program that has continued through the subsequent years. Devon has used a two-pronged strategy of acquiring producing properties and engaging in drilling activities to achieve this expansion. Total proved reserves increased from 8 MMBoe at year-end 1987 (without giving effect to the 1998 and 2000 mergers accounted for as poolings of interests) to 2,077 MMBoe at year-end 2004.

      During the same time period, proved reserves have grown from 0.66 Boe per diluted share at year-end 1987 (without giving effect to the 1998 and 2000 poolings) to 4.16 Boe per diluted share at year-end 2004. This represents a compound annual growth rate of 11%. Another measure of value per share is oil and gas production per share. Production increased from 0.09 Boe per diluted share in 1987 (without giving effect to the 1998 and 2000 poolings) to 0.50 Boe per diluted share in 2004, a compound annual growth rate of 11%.
      During 2004, Devon drilled 274 exploration wells and over 1,900 development wells. See further discussion of Devon’s 2004 exploration and drilling efforts in “Item 2. Properties.”
      Cash flow from operations was $4.8 billion for 2004. This allowed Devon to fully fund its $3.1 billion of capital expenditures, retire approximately $1 billion in long-term debt and add $846 million to cash and short-term investments. The $2.1 billion of cash and short-term investments as of December 31, 2004, is adequate to cover debt maturities through 2007.
      On September 27, 2004, Devon announced two significant initiatives. First, Devon plans to divest oil and gas properties in the offshore Gulf of Mexico and onshore in the United States and Canada, representing approximately 9% of proved North American reserves. By divesting these properties, Devon expects to lengthen the overall reserve life and lower the overall cost structure and improve operating efficiency of its retained properties. Devon began the divestiture process in the fourth quarter of 2004 and expects to complete the sale of most of the properties in the first half of 2005. After-tax sale proceeds are expected to range between $1.0 billion and $1.5 billion and will be used to partially fund the stock buyback program described below.
      Second, Devon announced a stock buyback program to repurchase up to 50 million shares of its common stock. Devon began repurchasing its shares in the open market during October 2004. As of February 28, 2005, Devon had repurchased 12.5 million shares at a total cost of $501 million, or $40.04 per share. Devon intends to continue repurchasing its shares in the open market and in privately negotiated transactions, depending upon market conditions. The shares will be repurchased with cash flow from operations and proceeds from the planned sales of oil and gas properties discussed previously. The stock repurchase program may be discontinued at any time.
      Additionally, Devon announced the declaration of a two-for-one split of Devon’s outstanding common stock. The stock split was applicable to stockholders of record at the close of business on October 29, 2004. The stock split was accomplished through a stock dividend paid on November 15, 2004. All references in this document to shares of Devon common stock, or to amounts based on shares of such stock outstanding, have been adjusted retroactively for the effect of this stock split.
      On April 25, 2003, Devon completed its merger with Ocean Energy, Inc. (“Ocean”). In the transaction, Devon issued 0.828 shares of its common stock for each outstanding share of Ocean common stock, or a total of approximately 148 million shares. Also, Devon assumed approximately $1.8 billion of debt from Ocean. The Ocean merger added approximately 554 million Boe to Devon’s proved reserves.
      On January 24, 2002, Devon completed its merger with Mitchell Energy & Development Corp. (“Mitchell”). Under the terms of this merger, Devon issued approximately 60 million shares of Devon common stock and paid $1.6 billion in cash to the Mitchell stockholders. The Mitchell merger added approximately 404 million Boe to Devon’s proved reserves.
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
      The remaining $3 billion of the $6 billion of long-term debt was borrowed under a credit facility that was repaid in 2004. The primary sources of the repayments were the issuance of $1.5 billion of debt securities, of which $1.3 billion was used to pay down the credit facility with the remainder used to pay down other debt; $1.4 billion from the sale of certain oil and gas properties in 2002, of which $1.1 billion was used to pay down the credit facility; and cash flow from operations.
Financial Information about Segments and Geographical Areas
      Notes 17 and 18 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report contain information on Devon’s segments and geographical areas.
Drilling Activities
      Devon is engaged in numerous drilling activities on properties presently owned and intends to drill or develop other properties acquired in the future. Devon’s 2005 drilling activities will be focused in the Rocky Mountains, Permian Basin, Mid-Continent, Gulf of Mexico and onshore Gulf Coast areas in the U.S., the Western Sedimentary basin of Canada, and in Brazil, China, Egypt, Russia and West Africa outside North America.
      The following tables set forth the results of Devon’s drilling activity for the past five years.
Total Properties

	Development Wells						Exploratory Wells

	Gross(1)			Net(2)			Gross(1)			Net(2)

	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total

2000	1,095	20	1,115	600.63	10.55	611.18	166	47	213	121.02	32.69	153.71
2001	1,208	46	1,254	760.88	29.95	790.83	236	55	291	188.53	34.88	223.41
2002	1,382	27	1,409	1,035.47	19.72	1,055.19	217	59	276	148.38	41.24	189.62
2003	1,884	52	1,936	1,267.19	36.83	1,304.02	232	61	293	152.87	38.02	190.89
2004	1,864	40	1,904	1,155.87	29.38	1,185.25	231	43	274	158.43	20.99	179.42

Total	7,433	185	7,618	4,820.04	126.43	4,946.47	1,082	265	1,347	769.23	167.82	937.05

United States Properties

	Development Wells						Exploratory Wells

	Gross(1)			Net(2)			Gross(1)			Net(2)

	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total

2000	890	13	903	512.18	6.80	518.98	95	11	106	80.09	7.41	87.50
2001	961	19	980	638.26	12.91	651.17	148	17	165	122.61	11.53	134.14
2002	933	7	940	725.79	4.67	730.46	21	18	39	19.60	12.00	31.60
2003	1,250	31	1,281	850.06	23.00	873.06	22	22	44	14.99	12.14	27.13
2004	1,200	17	1,217	719.43	11.67	731.10	23	17	40	11.24	6.81	18.05

Total	5,234	87	5,321	3,445.72	59.05	3,504.77	309	85	394	248.53	49.89	298.42

Canadian Properties

	Development Wells						Exploratory Wells

	Gross(1)			Net(2)			Gross(1)			Net(2)

	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total

2000	130	6	136	68.74	3.25	71.99	70	27	97	40.60	19.27	59.87
2001	163	26	189	100.91	16.53	117.44	82	21	103	63.96	14.05	78.01
2002	408	20	428	300.93	15.05	315.98	196	37	233	128.78	27.47	156.25
2003	586	20	606	399.48	13.33	412.81	210	34	244	137.88	23.90	161.78
2004	598	23	621	413.14	17.71	430.85	206	22	228	145.69	12.08	157.77

Total	1,885	95	1,980	1,283.20	65.87	1,349.07	764	141	905	516.91	96.77	613.68

International Properties

	Development Wells						Exploratory Wells

	Gross(1)			Net(2)			Gross(1)			Net(2)

	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total

2000	75	1	76	19.71	0.50	20.21	1	9	10	0.33	6.01	6.34
2001	84	1	85	21.71	0.51	22.22	6	17	23	1.96	9.30	11.26
2002	41	—	41	8.75	—	8.75	—	4	4	—	1.77	1.77
2003	48	1	49	17.65	0.50	18.15	—	5	5	—	1.98	1.98
2004	66	—	66	23.30	—	23.30	2	4	6	1.50	2.10	3.60

Total	314	3	317	91.12	1.51	92.63	9	39	48	3.79	21.16	24.95

(1)	Gross wells are the sum of all wells in which Devon owns an interest.

(2)	Net wells are the sum of Devon’s working interests in gross wells.
      As of December 31, 2004, Devon was participating in the drilling of 147 gross (90.64 net) wells in the U.S., 53 gross (28.7 net) wells in Canada and 40 gross (10.03 net) wells internationally. Of these wells, through February 1, 2005, 61 gross (43.44 net) wells in the U.S., 6 gross (3.83 net) wells in Canada, and 2 gross (0.74 net) wells internationally had been completed as productive. An additional 3 gross (3 net) wells in Canada were dry holes. The remaining wells were still in progress.
Customers
      Devon sells its gas production to a variety of customers including pipelines, utilities, gas marketing firms, industrial users and local distribution companies. Existing gathering systems and interstate and intrastate pipelines are used to consummate gas sales and deliveries.
      The principal customers for Devon’s crude oil production are refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not conveniently available, crude oil is trucked or shipped to storage, refining or pipeline facilities.
      No purchaser accounted for over 10% of Devon’s revenues in 2004.
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

Oil Marketing
      Devon’s oil production is sold under both long-term (one year or more) and short-term (less than one year) agreements at prices negotiated with third parties.

Natural Gas Marketing
      Devon’s gas production is also sold under both long-term and short-term agreements at prices negotiated with third parties. Although exact percentages vary daily, as of February 2005, approximately 86% of Devon’s natural gas production was sold under short-term contracts at variable or market-sensitive prices. These market-sensitive sales are referred to as “spot market” sales. Another 12% were committed under various long-term contracts which dedicate the natural gas to a purchaser for an extended period of time, but still at market sensitive prices. Devon’s remaining gas production was sold under long-term fixed price contracts.
      Typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are re-negotiated from daily intervals up to one-year intervals. The spot market has become progressively more competitive in recent years. As a result, prices on the spot market have been volatile.
Marketing and Midstream Activities
      The primary objective of Devon’s marketing and midstream group is to add value to Devon and other producers to whom Devon provides such services by gathering, processing and marketing oil and gas production in a timely and efficient manner. Devon’s most significant marketing and midstream asset is the Bridgeport processing plant and gathering system located in North Texas. These facilities serve not only Devon’s gas production from the Barnett Shale but also gas production of other producers in the area.
      Devon’s marketing and midstream revenue sources are primarily: (1) selling NGLs that were either extracted from the gas streams processed by Devon-owned plants or purchased from third parties for marketing; and, (2) selling or gathering gas that moves through its gathering systems. Marketing and midstream costs and expenses are incurred from (1) purchasing the gas streams entering Devon-owned gathering systems and plants; (2) fuel needed to operate its plants, compressors and related gathering facilities; (3) purchasing third-party NGLs; and, (4) expenses incurred operating its plants, gathering systems and related facilities.
Competition
      The oil and gas business is highly competitive. Devon encounters competition from major integrated and independent oil and gas companies in acquiring drilling prospects and properties, contracting for drilling equipment and securing trained personnel. Intense competition occurs with respect to marketing, particularly of natural gas. Certain competitors have resources that substantially exceed those of Devon.
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
      Environmental and Occupational Regulations. Various federal, state and local laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Devon’s exploration, development, processing, and production operations and the costs attendant thereto. These laws and regulations increase Devon’s overall operating expenses. Devon maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of oil, salt water or other substances. However, 100% coverage is not maintained concerning any environmental claim, and no coverage is maintained with respect to any penalty or fine required to be paid by Devon because of its violation of any federal, state or local law. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Devon’s unreimbursed expenditures in 2004 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters.
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
      Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of December 31, 2004, Devon’s consolidated balance sheet included $7 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.
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
      Exploration and Production. Devon’s Canadian operations are subject to federal and provincial governmental regulations. Such regulations include requiring licenses for the drilling of wells, regulating the location of wells and the method and ability to produce wells, surface usage and the restoration of land upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production from wells. Devon’s Canadian operations are also subject to various conservation regulations, including the regulation of the size of spacing units, the number of wells which may be drilled in a unit, the unitization or pooling of oil and gas properties, the rate of production allowable from oil and gas wells, and the ability to produce oil and gas. In Canada, the effect of such regulation is to limit the amounts of oil and gas Devon can produce from its wells and to limit the number of wells or the locations at which Devon can drill.
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
      Pricing and Marketing. The price of oil, natural gas and NGLs sold is determined by negotiation between buyers and sellers. An order from the National Energy Board (“NEB”) is required for oil exports from Canada. Any oil export to be made pursuant to an export contract of longer than one year, in the case of light crude, and two years, in the case of heavy crude, requires an exporter to obtain an export license from the NEB. The issue of such a license requires the approval of the Government of Canada. Natural gas exported from Canada is also subject to similar regulation by the NEB. Natural gas exports for a term of less than two years, or for a term of two to twenty years in quantities of not more than 20,000 Mcf per day, must be made pursuant to an NEB order. Any natural gas exports to be made pursuant to a contract of larger duration (to a maximum of 25 years) or in larger quantities require an exporter to obtain a license from the NEB, which requires the approval of the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts meet certain criteria prescribed by the NEB. The governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.
      Environmental Regulation. The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be monitored, abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Devon’s unreimbursed expenditures in 2004 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters.
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
      Kyoto Protocol. In December 2002 the Government of Canada ratified the Kyoto Protocol. This protocol calls for Canada to reduce its greenhouse gas emissions to 6 percent below 1990 levels during the period between 2008 and 2012. On February 16, 2005, as a result of Russian ratification, the protocol became legally binding. The protocol is expected to affect the operation of all industries in Canada, including the oil and gas industry. As details of the implementation of emissions reduction initiatives related to this protocol have yet to be announced, the effect on Devon cannot be determined at this time.
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
      Regulations include requiring permits for acquiring seismic data; drilling wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Devon’s operations are also subject to regulations which may limit the number of wells or the locations at which Devon can drill.
      Production Sharing Contracts. Many of Devon’s international licenses are governed by Production Sharing Contracts (“PSCs”) between the concessionaires and the granting government agency. PSCs are contracts that define and regulate the framework for investments, revenue sharing, and taxation of mineral interests in foreign countries. Unlike most domestic leases, PSCs have defined production terms and time limits of generally 30 years. Many PSCs allow for recovery of investments including carried government percentages. PSCs generally contain sliding scale revenue sharing provisions. For example, at either higher production rates or higher cumulative rates of return, PSCs allow governments to generally retain higher fractions of revenue.
      Environmental Regulations. Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of waste or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Devon’s exploration, development, processing and production operations and the costs attendant thereto. In general, this consists of preparing Environmental Impact Assessments in order to receive required environmental permits to conduct seismic acquisition, drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, environmental protection plans and spill contingency plans. In some countries, the application of worldwide standards, such as ISO 14000 governing Environmental Management Systems, are required to be implemented for international oil and gas operations. Additionally, the Kyoto Protocol will have requirements similar to those for Canada for the oil and gas industry in Azerbaijan, Brazil, China, Egypt,

Equatorial Guinea, Nigeria and Russia. As details of the implementation of emissions reduction initiatives related to this protocol have yet to be announced, the effect on Devon’s international operations, if any, cannot be determined at this time.
Employees
      As of December 31, 2004, Devon’s staff consisted of 3,900 full-time employees. Devon believes that it has good labor relations with its employees.

Item 2.	Properties
      Substantially all of Devon’s properties consist of interests in developed and undeveloped oil and gas leases and mineral acreage located in Devon’s core operating areas. These interests entitle Devon to drill for and produce oil, natural gas and NGLs from specific areas. Devon’s interests are mostly in the form of working interests and, to a lesser extent, overriding royalty, mineral and net profits interests, foreign government concessions and other forms of direct and indirect ownership in oil and gas properties.
      Devon also has certain midstream assets, including natural gas and NGL processing plants and pipeline systems. Devon’s most significant midstream assets are its Bridgeport assets serving the Barnett Shale development in North Texas. These assets include approximately 2,400 miles of pipeline, a 650 MMcf per day gas processing plant, and a 15,000 Bbls per day NGL fractionator.
Proved Reserves and Estimated Future Net Revenue
      The process of estimating oil, gas and NGL reserves is complex and requires significant judgment in the evaluation of available geological, engineering and economic data for each reservoir. The reserve estimates for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur in the future.
      Devon’s policies regarding booking reserves (1) require proved reserves to be in compliance with the SEC definitions and guidance and (2) assign responsibilities for reserves bookings to Devon’s Reserve Evaluation Group (the “Group”). The policies also require that reserve estimates be made by qualified reserves estimators (“QREs”), as defined by the Society of Petroleum Engineers’ standards. A list of QREs is kept by the Senior Advisor — Corporate Reserves. All QREs are required to receive education covering the fundamentals of SEC proved reserves assignments.
      The Group is responsible for internal reserves evaluation and certification and includes the Manager — E&P Budgets and Reserves and the Senior Advisor — Corporate Reserves. The Group reports independently of any of Devon’s operating divisions. The Vice President — Planning and Evaluation is directly responsible for overseeing the Group and reports to the President of Devon.
      No portion of the Group’s compensation is dependent on the quantity of reserves booked.
      Throughout the year, the Group performs internal audits of each operating division’s reserves. Selection criteria of reserves that are audited include major fields and major changes (additions and revisions) to reserves. In addition, the Group reviews reserve estimates with each of the third-party petroleum consultants as discussed below.
      In addition to internal audits, Devon engages three independent petroleum consulting firms to perform both external reserves preparation and audits. Ryder Scott Company, L.P. prepared the reserves estimates for all offshore Gulf of Mexico properties and for 98% of the international proved reserves. LaRoche Petroleum Consultants, Ltd. audited the reserves estimates for about 73% of the domestic onshore properties. AJM Petroleum Consultants prepared estimates covering 22% of Devon’s Canadian reserves.

      Set forth below is a summary of the reserves which were evaluated, either by preparation or audit, by independent petroleum consultants for each of the years ended 2004, 2003 and 2002.

	2004		2003		2002

	Prepared	Audited	Prepared	Audited	Prepared	Audited

Domestic	16%	61%	33%	37%	12%	61%
Canada	22%	—	28%	—	31%	—
International	98%	—	98%	—	100%	—
      “Prepared” reserves are those estimates of quantities of reserves which were prepared by an independent petroleum consultant. “Audited” reserves are those quantities of reserves which were estimated by Devon employees and audited by an independent petroleum consultant. An audit is an examination of a company’s proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation principles.
      Devon follows what it believes to be a rational approach not only to recording oil and gas reserves, but also to subjecting these reserves to reviews by independent petroleum consultants. As discussed above, the reserve estimates for all of our Gulf of Mexico and international properties are prepared by an independent petroleum consulting firm every year (excluding 2% of Devon’s 2004 and 2003 international reserves that were estimated by in-house engineers). Additionally, in Canada an independent petroleum consulting firm prepares approximately a rolling one-third of our properties each year so that the reserve estimates for substantially all the Canadian properties are prepared by outside engineers over a three-year cycle.
      For the U.S. onshore properties, reserve estimates of individually significant properties are either prepared or audited by an independent petroleum consulting firm, while estimates of minor properties are prepared by in-house engineers. This approach results in independent engineers preparing or auditing over 50% of our U.S. onshore reserves each year.
      Over any three-year period, more than 95% of Devon’s company-wide reserve estimates are prepared or audited by an independent petroleum consulting firm. Devon believes this approach provides a high degree of assurance about the validity of our reserve estimates. This is evidenced by the fact that in the past five years, Devon’s annual revisions to its reserve estimates, which have been both increases and decreases in individual years, have averaged approximately 2% of the previous year’s estimate.
      In addition to internal and external reviews, three independent members of Devon’s Board of Directors have been assigned to a Reserves Committee. The Reserves Committee assists the Board of Directors with the oversight of (1) the annual review and evaluation of Devon’s consolidated oil, gas and NGL reserves; (2) the integrity of Devon’s reserves evaluation and reporting system; (3) Devon’s compliance with legal and regulatory requirements related to reserves evaluation, preparation, and disclosure; (4) the qualifications and independence of Devon’s independent engineering consultants; and (5) Devon’s business practices and ethical standards in relation to the preparation and disclosure of reserves. The Reserves Committee meets at lease twice a year to discuss reserves issues and policies and periodically meets separately with Devon’s senior reserves engineering personnel and its independent petroleum consultants.

      The following table sets forth Devon’s estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of December 31, 2004. These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 18 to Devon’s Consolidated Financial Statements included herein.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves

Total Reserves
Oil (MMBbls)	596	411	185
Gas (Bcf)	7,494	6,219	1,275
NGLs (MMBbls)	232	204	28
MMBoe(1)	2,077	1,652	425
Pre-tax future net revenue (in millions)(2)	$44,388	35,509	8,879
Pre-tax 10% present value (in millions)(2)	$23,428	19,152	4,276
Standardized measure of discounted future net cash flows (in millions)(3)	$16,085
U.S. Reserves
Oil (MMBbls)	203	168	35
Gas (Bcf)	4,936	4,105	831
NGLs (MMBbls)	182	161	21
MMBoe(1)	1,208	1,014	194
Pre-tax future net revenue (in millions)(2)	$24,912	21,127	3,785
Pre-tax 10% present value (in millions)(2)	$13,694	11,780	1,914
Standardized measure of discounted future net cash flows (in millions)(3)	$9,374
Canadian Reserves
Oil (MMBbls)	147	123	24
Gas (Bcf)	2,420	2,043	377
NGLs (MMBbls)	50	43	7
MMBoe(1)	600	507	93
Pre-tax future net revenue (in millions)(2)	$12,844	11,239	1,605
Pre-tax 10% present value (in millions)(2)	$5,636	5,094	542
Standardized measure of discounted future net cash flows (in millions)(3)	$3,881
International Reserves
Oil (MMBbls)	246	120	126
Gas (Bcf)	138	71	67
NGLs (MMBbls)	—	—	—
MMBoe(1)	269	131	138
Pre-tax future net revenue (in millions)(2)	$6,632	3,143	3,489
Pre-tax 10% present value (in millions)(2)	$4,098	2,278	1,820
Standardized measure of discounted future net cash flows (in millions)(3)	$2,830

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

(2)	Estimated future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges. The amounts shown do not give effect to non-property related expenses such as debt service and future income tax expense or to depreciation, depletion and amortization.

These amounts were calculated using prices and costs in effect as of December 31, 2004. These prices were not changed except where different prices were fixed and determinable from applicable contracts. Such contracts include derivatives accounted for as cash flow hedges. These assumptions yield average prices over the life of Devon’s properties of $34.69 per Bbl of oil, $5.27 per Mcf of natural gas and $29.73 per Bbl of NGLs. These prices compare to December 31, 2004, New York Mercantile Exchange prices of $43.45 per Bbl for crude oil and $6.18 per MMBtu for natural gas.

Devon believes that the pre-tax 10% present value is a useful measure in addition to standardized measure as it assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies. The standardized measure is dependent on the unique tax situation of each individual company, while the pre-tax 10% present value is based on prices and discount factors which are consistent from company to company. We also understand that securities analysts use this measure in similar ways.

(3)	See Note 18 to the consolidated financial statements included in Item 8 of this report.
      As presented in the previous table, Devon had 1,652 MMBoe of proved developed reserves at December 31, 2004. Proved developed reserves consist of proved developed producing reserves and proved developed non-producing reserves. The following table provides additional information regarding Devon’s proved developed reserves at December 31, 2004.

	Total	Proved	Proved
	Proved	Developed	Developed
	Developed	Producing	Non-Producing
	Reserves	Reserves	Reserves

Total Reserves
Oil (MMBbls)	411	352	59
Gas (Bcf)	6,219	5,546	673
NGLs (MMBbls)	204	186	18
MMBoe	1,652	1,462	190
U.S. Reserves
Oil (MMBbls)	168	141	27
Gas (Bcf)	4,105	3,651	454
NGLs (MMBbls)	161	148	13
MMBoe	1,014	897	117
Canadian Reserves
Oil (MMBbls)	123	107	16
Gas (Bcf)	2,043	1,828	215
NGLs (MMBbls)	43	38	5
MMBoe	507	450	57
International Reserves
Oil (MMBbls)	120	104	16
Gas (Bcf)	71	67	4
NGLs (MMBbls)	—	—	—
MMBoe	131	115	16

      No estimates of Devon’s proved reserves have been filed with or included in reports to any federal or foreign governmental authority or agency since the beginning of the last fiscal year except (i) in filings with the SEC and (ii) in filings with the Department of Energy (“DOE”). Reserve estimates filed by Devon with the SEC correspond with the estimates of Devon reserves contained herein. Reserve estimates filed with the DOE are based upon the same underlying technical and economic assumptions as the estimates of Devon’s reserves included herein. However, the DOE requires reports to include the interests of all owners in wells that Devon operates and to exclude all interests in wells that Devon does not operate.
      The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil, gas and NGL production subsequent to December 31, 2004. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.
Production, Revenue and Price History
      Certain information concerning oil, natural gas and NGL production, prices, revenues (net of all royalties, overriding royalties and other third party interests) and operating expenses for the three years ended December 31, 2004, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Well Statistics
      The following table sets forth Devon’s producing wells as of December 31, 2004:

	Oil Wells		Gas Wells		Total Wells

	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)

U.S.	9,645	3,472	15,481	10,367	25,126	13,839
Canada	3,023	2,014	4,855	2,833	7,878	4,847
International	541	232	4	2	545	234

Total	13,209	5,718	20,340	13,202	33,549	18,920

(1)	Gross wells are the total number of wells in which Devon owns a working interest.

(2)	Net refers to gross wells multiplied by Devon’s fractional working interests therein.

Developed and Undeveloped Acreage
      The following table sets forth Devon’s developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2004.

	Developed		Undeveloped

	Gross(1)	Net(2)	Gross(1)	Net(2)

	(In thousands)
United States
Permian Basin	617	327	1,046	463
Mid-Continent	998	679	895	433
Rocky Mountains	805	526	1,726	862
Gulf Offshore	1,009	519	3,496	1,630
Gulf Coast Onshore	956	583	863	502

Total U.S.	4,385	2,634	8,026	3,890
Canada	3,832	2,383	12,693	8,294
International	595	325	20,233	10,433

Grand Total	8,812	5,342	40,952	22,617

(1)	Gross acres are the total number of acres in which Devon owns a working interest.

(2)	Net refers to gross acres multiplied by Devon’s fractional working interests therein.
Operation of Properties
      The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions.
      Devon is the operator of 19,506 of its wells. As operator, Devon receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area. In presenting its financial data, Devon records the monthly overhead reimbursements as a reduction of general and administrative expense, which is a common industry practice.

Organization Structure
      Devon’s North American properties are concentrated within five geographic areas. Operations in the United States are focused in the Permian Basin, the Mid-Continent, the Rocky Mountains and onshore and offshore Gulf Coast regions. Canadian properties are focused in the Western Canadian Sedimentary Basin in Alberta and British Columbia. Properties outside North America are located primarily in Azerbaijan, China, Egypt and areas in West Africa, including Equatorial Guinea, Gabon, and Cote d’Ivoire. Additionally, Devon has exploratory interests, but no current producing assets, in other international countries including Angola, Brazil, Nigeria and Syria. Maintaining a tight geographic focus in selected core areas has allowed Devon to improve operating and capital efficiency.

      The following table sets forth proved reserve information on the most significant geographic areas in which Devon’s properties are located as of December 31, 2004.

								Standardized
								Measure of
								Discounted
						Pre-Tax 10%	Pre-Tax	Future Net
	Oil	Gas	NGLs		MMBoe	Present Value	10% Present	Cash Flows
	(MMBbls)	(Bcf)	(MMBbls)	MMBoe(1)	%(2)	(In millions)(3)	Value %(4)	(In millions)(5)

United States
Permian Basin	95	368	25	181	8.7%	$2,167	9.3%
Mid-Continent	4	1,847	108	420	20.2%	3,733	15.9%
Rocky Mountain	21	998	9	196	9.5%	2,056	8.8%
Gulf Offshore	68	578	5	170	8.2%	2,966	12.7%
Gulf Coast Onshore	15	1,145	35	241	11.6%	2,772	11.8%

Total U.S.	203	4,936	182	1,208	58.2%	13,694	58.5%	$9,374
Canada(6)	147	2,420	50	600	28.8%	5,636	24.0%	3,881
International	246	138	—	269	13.0%	4,098	17.5%	2,830

Grand Total	596	7,494	232	2,077	100.0%	$23,428	100.0%	$16,085

(1)	Gas reserves are converted to Boe at the rate of six Mcf of gas per Bbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. NGL reserves are converted to Boe on a one-to-one basis with oil. The respective prices of gas and oil are affected by market and other factors in addition to relative energy content.

(2)	Percentage which MMBoe for the basin or region bears to total MMBoe for all proved reserves.

(3)	Determined in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (“SFAS No. 69”), except that no effect is given to future income taxes. See a discussion of the difference between the pre-tax 10% present value and standardized measure in footnote 2 of “Item 2. Properties — Proved Reserves and Estimated Future Net Revenues.”

(4)	Percentages which present value for the basin or region bears to total present value for all proved reserves.

(5)	Determined in accordance with SFAS No. 69.

(6)	Canadian dollars converted to U.S. dollars at the rate of $1 Canadian: $0.8308 U.S.

United States
      The following descriptions of Devon’s properties in the United States are as of December 31, 2004. Devon plans to divest certain of these properties in 2005. Information provided below may be materially different after the planned divestitures.

Permian Basin
      Devon’s Permian Basin assets are located in portions of Southeast New Mexico and West Texas. These assets include conventional oil and gas properties producing from a wide variety of geologic formations and depths. The Permian Basin represented 9% of Devon’s proved reserves at December 31, 2004.
      Devon’s leasehold position in Southeast New Mexico encompasses more than 117,000 net acres of developed lands and 231,000 net acres of undeveloped land and minerals. Historically, Devon has been a very active operator in this area, developing gas from the high productivity Morrow formation and oil in the lower risk Delaware formation.

      In the West Texas portion of the Permian Basin, Devon maintains a base of oil production with long-life reserves. Many of these reserves are from both operated and non-operated positions in large enhanced oil recovery units such as the Wasson ODC Unit, the Willard Unit, the Reeves Unit, the North Welch Unit and the Anton Irish (Clearfork) Unit. These oil-producing units often exhibit low decline rates. Devon also owns a significant acreage position in West Texas with over 210,000 net acres of developed lands and over 232,000 net acres of undeveloped land and minerals at December 31, 2004.

Mid-Continent
      The Mid-Continent region includes portions of Texas, Oklahoma and Kansas. These areas encompass a wide variety of geologic formations and productive depths and produce both oil and natural gas. Devon’s Mid-Continent production has historically come from conventional oil and gas properties. However, the Barnett Shale in North Texas, acquired by Devon in 2002, is a non-conventional gas resource. The Mid-Continent region represented 20% of Devon’s proved reserves at December 31, 2004. Approximately 77% of Devon’s proved reserves in the Mid-Continent area are in the Barnett Shale.
      The Barnett Shale, Devon’s largest producing field, is known as a tight gas formation. This means that in its natural state, the formation is resistant to the production of natural gas. However, the application of available technology has made the Barnett Shale a low-risk and highly profitable natural gas operation. Devon holds 535,000 net acres and over 1,900 producing wells in the Barnett Shale. Devon’s average working interest is approximately 95%.
      Devon has experienced success extracting gas from the Barnett Shale by using light sand fracturing. Light sand fracturing yields better results than earlier techniques, is less expensive and can be used to complete new wells and to refracture existing wells to increase production rates. Devon is also applying horizontal drilling, closer well spacing and reservoir optimization techniques to further enhance the value of the Barnett Shale.
      Devon’s marketing and midstream operations gather and process its Barnett Shale production along with Barnett Shale production from unrelated third parties. The gathering system consists of approximately 2,400 miles of pipeline, a 650 MMcf per day gas processing plant, and a 15,000 Bbls per day NGL fractionator.
      In 2005, Devon plans to drill a total of 226 new Barnett Shale wells including 156 horizontals and 70 verticals. About two-thirds of the horizontal wells will be drilled outside the core development area in an effort to further expand the productive area of the field. The Barnett Shale is expected to continue to be an important producing area for Devon for the foreseeable future. Current net production from the Barnett Shale is approximately 93 MBoe per day.

Rocky Mountain
      Devon’s operations in the Rocky Mountain region include properties in Wyoming, Montana, Utah, and Northern New Mexico. These assets include conventional oil and gas properties and coalbed natural gas projects. As of December 31, 2004, the Rocky Mountain region comprised 9% of Devon’s proved reserves.
      Approximately 19% of Devon’s proved reserves in the Rocky Mountains are from coalbed natural gas. Devon began producing coalbed natural gas in the San Juan Basin of New Mexico in the mid-1980s and began drilling coalbed natural gas wells in the Powder River Basin of Wyoming in 1998. As of December 31, 2004, Devon had approximately 1,360 producing coalbed natural gas wells in the Powder River Basin. Devon’s net coalbed natural gas production from the basin was approximately 76 MMcf per day as of December 31, 2004. Devon plans to drill 120 new wells and deepen 44 existing wells in the Powder River Basin in 2005. Current production in the basin is primarily from the Wyodak coal formation. Development of the deeper Big George formation is expanding the play into the western portion of the Powder River Basin. Devon also plans to plug and abandon 100 wells in the Powder River Basin in 2005.

      Devon’s most significant conventional gas project in the Rocky Mountain region is the Washakie field in Wyoming. Devon is continuing to develop and grow production from this field. In 2004, Devon added 62 producing wells in the Washakie field and plans to drill another 84 wells in 2005. Devon has interests in over 200,000 gross acres and an inventory of more than 300 drilling locations. Devon’s current net production from Washakie is approximately 15 MBoe per day.

Gulf Coast Onshore
      Devon’s Gulf Coast onshore properties are located in South and East Texas, Louisiana and Mississippi. Most of the wells in the region are completed in conventional sandstone formations. At December 31, 2004, the Gulf Coast accounted for approximately 12% of Devon’s proved reserves.
      Devon’s operations in South Texas have focused on exploration in the Edwards, Wilcox and Frio/ Vicksburg formations. Devon has high working interests, up to 100%, in several producing fields.
      East Texas is an important conventional gas producing region for Devon. Carthage and Groesbeck are two of the primary producing areas. Wells produce from the Cotton Valley sands, the Travis Peak sands and from shallower sands and carbonates. Devon has interests in nearly 1,900 producing wells in East Texas and plans to drill 106 wells in Carthage and 37 wells in Groesbeck in 2005. Devon’s current net production from East Texas is about 42 MBoe per day.

Gulf Offshore
      The offshore Gulf of Mexico accounted for 16% of Devon’s 2004 production and 8% of year-end proved reserves. Devon is among the largest independent oil and gas producers in the Gulf of Mexico and operates 450 platforms and caissons. Gulf of Mexico operations are typically differentiated by water depth. The shelf is defined by water depths of 600 feet or less. The deep water is at depths beyond 600 feet. Devon operates in both the shelf and deepwater areas. However, Devon expects to divest a significant number of its Gulf of Mexico shelf producing assets in 2005.
      In 2004, Devon commenced production from two new deepwater fields. Red Hawk (Garden Banks 876) commenced production in July and is currently producing in excess of 120 MMcf of gas per day. Devon has a 50% working interest in Red Hawk. Magnolia (Garden Banks 783) began producing oil and gas in December. In February 2005, Magnolia was producing about 7 MBoe per day net to Devon’s 25% working interest from two of an expected eight total producing wells.
      In addition to its producing properties, Devon has a significant inventory of exploration prospects in the Gulf of Mexico. Devon has an interest in 85 undeveloped blocks on the shelf and 526 undeveloped deepwater blocks.
      On the shallow-water shelf, the industry is beginning to explore for oil and gas reserves at depths in excess of 15,000 feet. Devon has an interest in 28 of these “deep shelf” prospects and expects to drill as many as 8 deep shelf exploratory wells during 2005.
      In the deepwater Gulf of Mexico, almost all historical production of oil and gas has been from Miocene aged reservoirs. Devon currently produces approximately 55 MBoe per day from the deepwater Gulf and has an inventory of 18 undrilled Miocene prospects. During 2005, Devon expects to drill exploratory wells on four Miocene prospects.
      In recent years, the industry has begun to explore for oil below the Miocene in older formations that are collectively referred to as the “lower Tertiary.” To date, Devon has participated in three lower Tertiary discoveries and has an interest in 23 additional undrilled lower Tertiary prospects.
      Cascade (Walker Ridge 206) was drilled in 2002 and was Devon’s first discovery in the lower Tertiary trend. Devon has a 25% working interest in the discovery and expects to drill an appraisal well on the prospect in 2005. Devon’s second lower tertiary discovery was in 2003 at St. Malo (Walker Ridge 678). During 2004, Devon appraised the St. Malo discovery with a second well. The St. Malo appraisal well encountered more than 400 net feet of oil pay. Devon has a 22.5% working interest in

St. Malo and plans to drill a second appraisal well on the St. Malo prospect in 2005. In 2004, Devon drilled its third lower Tertiary discovery at Jack (Walker Ridge 759). The Jack well encountered more than 350 net feet of oil pay. Devon has a 25% working interest in Jack and plans to drill an appraisal well on the prospect in 2005. In addition, Devon plans to test at least one additional lower Tertiary prospect during 2005.

Canada
      Devon is among the largest independent oil and gas producers in Canada and operates in most of the producing basins in Western Canada. As of December 31, 2004, 29% of Devon’s proved reserves were Canadian. Devon’s Canadian assets will be reduced by the planned 2005 non-core property divestiture program.
      Many of the Canadian basins where Devon operates are accessible for drilling only in the winter when the ground is frozen. Consequently, the winter season, from December through March, is the most active drilling period. Devon expects to drill about 400 wells in the 2004-2005 winter program and spend $475 million, or nearly half of the full year Canadian capital budget.
      The Deep Basin in West-Central Alberta accounted for 16% of Devon’s Canadian proved reserves at December 31, 2004. Devon holds 480,000 net undeveloped acres in the Deep Basin, where it drilled 187 wells in 2004 and has another very active drilling program planned for 2005. The profitability of Devon’s operations in the Deep Basin is enhanced by its ownership in nine gas processing plants in the area. Deep Basin reservoirs tend to be rich in liquids, producing up to 50 barrels of NGLs with each MMcf of gas.
      Other important conventional oil and gas exploration and development areas for Devon in Canada include the Peace River Arch, Northeast British Columbia and the Central Plains. Devon drilled 149, 115 and 90 wells, respectively, in these areas in 2004.
      Devon also drills for and produces “cold-flow” heavy oil in the Lloydminster area of Alberta and Saskatchewan where oil is found in multiple horizons generally at depths of 1,000 to 2,000 feet. Lloydminster accounted for 12% of Devon’s 2004 Canadian proved reserves.
      The oil sands of Eastern Alberta are a vast North American hydrocarbon resource. Devon holds over 140,000 net acres of oil sands leases in Alberta. In December 2004, Devon received final regulatory approval to proceed with development of its Jackfish oil sands project, in which Devon has a 100% working interest. The project is expected to produce 35 MBbls per day of thermal heavy oil when fully operational in 2008. Devon expects to invest $195 million at Jackfish in 2005 for site preparation, facilities construction and initial well drilling. Devon also owns interests in the Surmont and Dover oil sands projects which are among those expected to be divested in 2005.

International
      In addition to its core properties in the United States and Canada, Devon also looks outside North America for longer-term reserve and production growth. At December 31, 2004, these international areas accounted for 13% of Devon’s worldwide proved reserves.
      The most significant international producing property is the ExxonMobil-operated Zafiro oil field on Block B, offshore Equatorial Guinea in West Africa. During 2004, Devon’s share of production from Zafiro averaged 47 MBbls per day. Devon’s share of production from Zafiro is expected to be reduced by about 20% in 2005. The expected reduction is the result of field decline and a change in Devon’s share of production under the terms of the production sharing contract.
      Devon will continue drilling development wells on Block B in 2005. Devon has also identified exploratory prospects on Block B and on three additional blocks in Equatorial Guinea in which it has interests. Exploratory wells on Blocks B and P are planned for 2005.

      Devon also has active offshore exploration programs in other countries in West Africa and Brazil. Devon made a discovery in 2004 offshore Brazil on Block BM-C-8 and plans follow-up drilling in 2005. Devon also plans to drill potentially high-impact exploratory wells offshore Nigeria and Angola in 2005.
      Devon’s second most significant international producing asset is its Panyu project offshore China. Panyu, in the Pearl River Mouth of the South China Sea, was discovered in 1998. Panyu production began late in 2003. Field production peaked in 2004 and averaged about 19 MBbls per day to Devon’s interest during the year. Devon plans to drill and complete up to 10 additional development wells and test two or three exploratory prospects in the area during 2005. Devon expects its net production from Panyu to average about 15 MBbls per day in 2005.
      In Azerbaijan, Devon has a 5.6% carried working interest in the Azeri-Chirag-Gunashli, or ACG, oil development project in the Caspian Sea. Devon estimates that the ACG field contains over 4.7 billion barrels of gross proved oil reserves. Oil production from the ACG field will increase dramatically upon completion of the Baku-T’Bilisi-Ceyhan pipeline, which is expected in 2005. Devon’s net share of ACG production is expected to peak between 40,000 to 50,000 barrels per day in 2008 or 2009.
      Devon also holds interests in Cote d’Ivoire, Gabon, Ghana, Egypt, Russia, Indonesia and Syria. In 2004, Devon entered into several joint ventures with partners to test Devon’s exploratory acreage in Egypt.
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
      As is customary in the industry, other than a preliminary review of local records, little investigation of record title is made at the time of acquisitions of undeveloped properties. Investigations, generally including a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

Item 3.	Legal Proceedings
Royalty Matters
      Numerous gas producers and related parties, including Devon, have been named in various lawsuits alleging violation of the federal False Claims Act. The suits allege that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates which resulted in underpayment of royalties in connection with natural gas and natural gas liquids produced and sold from federal and Indian owned or controlled lands. The principal suit in which Devon is a defendant is United States ex rel. Wright v. Chevron USA, Inc. et al. (the “Wright case”). The suit was originally filed in August 1996 in the United States District Court for the Eastern District of Texas, but was consolidated in October 2000 with the other suits for pre-trial proceedings in the United States District Court for the District of Wyoming. On July 10, 2003, the District of Wyoming remanded the Wright case back to the Eastern District of Texas to resume proceedings. Trial is set for February 2007 if the suit continues to advance. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suit, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this lawsuit and no liability has been recorded in connection therewith.
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
      The Internal Revenue Service (“IRS”) recently examined the 1998 income tax return of PennzEnergy’s predecessor, and the IRS formally notified Devon in April 2004 that it disagreed with certain tax treatments of the exchangeable debentures and similar exchangeable debentures retired in 1998. Devon did not agree with the IRS positions and contested the claim of additional taxes. In June 2004, Devon formally protested the IRS notice and requested a conference with the IRS Appeals Office. A preliminary appeals conference was held in October 2004, and additional appeals meetings were held in November and December 2004. This matter was resolved in February 2005, when the IRS agreed with Devon and concluded that no taxes were due.
Other Matters
      Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price
      Devon’s common stock has been traded on the New York Stock Exchange (the “NYSE”) since October 12, 2004. Prior to October 12, 2004, Devon’s common stock was traded on the American Stock Exchange (the “AMEX”). From December 15, 1998 to August 27, 2004, a class of Devon exchangeable shares traded on The Toronto Stock Exchange under the symbol “NSX”. These shares were essentially equivalent to Devon common stock and were exchangeable at any time, on a one-for-one basis, for common shares of Devon at the holder’s option. The last remaining exchangeable shares outstanding were exchanged for Devon common stock on August  27, 2004.
      The following table sets forth the high and low sales prices for Devon common stock as reported by the NYSE and AMEX for the periods indicated.

	New York Stock Exchange/
	American Stock Exchange

			Average Daily
	High	Low	Volume

2003:
Quarter Ended March 31, 2003	$25.19	21.23	2,897,443
Quarter Ended June 30, 2003	$28.33	22.63	3,407,800
Quarter Ended September 30, 2003	$26.74	23.19	2,897,472
Quarter Ended December 31, 2003	$29.40	22.95	2,773,096
2004:
Quarter Ended March 31, 2004	$30.56	25.88	3,159,797
Quarter Ended June 30, 2004	$33.75	28.68	2,955,800
Quarter Ended September 30, 2004	$37.90	31.61	2,967,719
Quarter Ended December 31, 2004	$41.64	34.55	3,077,752
      On February 28, 2005, there were 18,623 holders of record of Devon common stock.
Dividends
      Devon commenced the payment of regular quarterly cash dividends on its common stock on June 30, 1993, in the amount of $0.015 per share. Effective December 31, 1996, Devon increased its quarterly dividend payment to $0.025 per share. Effective March 31, 2004, Devon increased its quarterly dividend payment to $0.05 per share. Effective March 31, 2005, Devon will increase the quarterly dividend payment to $0.075 per share. Devon anticipates continuing to pay regular quarterly dividends in the foreseeable future.

Issuer Purchases of Equity Securities
      The following table sets forth information with respect to repurchases by Devon of its shares of common stock during the fourth quarter of 2004.

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs (1)	Plans or Programs

October	3,000,000	$36.93	3,000,000	47,000,000
November	—	—	—	47,000,000
December	2,000,000	$39.05	2,000,000	45,000,000

Total	5,000,000	$37.78	5,000,000

(1)	On September 27, 2004 Devon announced its plan to repurchase up to 50 million shares of its common shares. The repurchase program does not obligate Devon to acquire any specific number of shares and may be discontinued at any time. All repurchases under the program shall be completed on or before December 31, 2006.

Item 6.	Selected Financial Data
      The following selected financial information (not covered by the independent auditors’ report) should be read in conjunction with “Item 1. Business — Development of Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Note 2 to the consolidated financial statements included in Item 8 of this report contains information on the merger which occurred in 2003, as well as unaudited pro forma financial data for the years 2003 and 2002. Note 16 to the consolidated financial statements included in Item 8 contains information on operations which were discontinued in 2002.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except per share data and ratios)
Operating Results
Total revenues	$9,189	7,352	4,316	2,864	2,587
Total operating costs and expenses	5,485	4,710	3,775	2,672	1,431

Earnings from operations	3,704	2,642	541	192	1,156
Net other expenses	411	397	675	164	118

Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	3,293	2,245	(134)	28	1,038
Total income tax expense (benefit)	1,107	514	(193)	5	377

Earnings from continuing operations before cumulative effect of change in accounting principle	2,186	1,731	59	23	661
Net results of discontinued operations	—	—	45	31	69

Earnings before cumulative effect of change in accounting principle	2,186	1,731	104	54	730
Cumulative effect of change in accounting principle, net of tax	—	16	—	49	—

Net earnings	$2,186	1,747	104	103	730

Net earnings applicable to common stockholders	$2,176	1,737	94	93	720

Basic net earnings per share:
Earnings from continuing operations	$4.51	4.12	0.16	0.05	2.56
Net results of discontinued operations	—	—	0.15	0.12	0.27
Cumulative effect of change in accounting principle	—	0.04	—	0.20	—

Net earnings	$4.51	4.16	0.31	0.37	2.83

Diluted net earnings per share:
Earnings from continuing operations	$4.38	4.00	0.16	0.05	2.49
Net results of discontinued operations	—	—	0.14	0.12	0.26
Cumulative effect of change in accounting principle	—	0.04	—	0.19	—

Net earnings	$4.38	4.04	0.30	0.36	2.75

Cash dividends per common share(1)	$0.20	0.10	0.10	0.10	0.09
Weighted average common shares outstanding:
Basic	482	417	309	255	255
Diluted	499	433	313	259	263

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except per share data and ratios)
Operating Results (continued)
Ratio of earnings to fixed charges(2)	6.73	4.87	N/A	1.12	7.34
Ratio of earnings to combined fixed charges and preferred stock dividends(2)	6.56	4.74	N/A	1.05	6.70
Cash Flow Data
Net cash provided by operating activities	$4,816	3,768	1,754	1,910	1,589
Net cash used in investing activities	$(3,634)	(2,773)	(2,046)	(5,285)	(1,173)
Net cash (used in) provided by financing activities	$(1,001)	(414)	401	3,370	(390)
Production, Price and Other Data(3)
Production:
Oil (MMBbls)	78	62	42	36	37
Gas (Bcf)	891	863	761	489	417
NGLs (MMBbls)	24	22	19	8	7
MMBoe(4)	251	228	188	126	113
Average prices:
Oil (Per Bbl)	$28.18	25.63	21.71	21.41	24.99
Gas (Per Mcf)	$5.32	4.51	2.80	3.84	3.53
NGLs (Per Bbl)	$23.04	18.65	14.05	16.99	20.87
Per Boe(4)	$29.88	25.88	17.61	22.19	22.38
Costs per Boe:(4)
Production and operating expenses	$6.13	5.63	4.71	5.29	4.81
Depreciation, depletion and amortization of oil and gas properties	$8.54	7.33	5.88	6.30	5.58

	December 31,

	2004	2003	2002	2001	2000

	(In millions)
Balance Sheet Data
Total assets	$29,736	27,162	16,225	13,184	6,860
Long-term debt	$7,031	8,580	7,562	6,589	2,049
Stockholders’ equity	$13,674	11,056	4,653	3,259	3,277

(1)	Devon acquired another entity via a merger in 2000 which was accounted for using the pooling-of-interests method of accounting for business combinations. This accounting method required Devon to report the results of both companies as if they had always been combined. Therefore, the cash dividends per share presented for 2000 are not representative of the actual amounts paid by Devon on a historical basis. For the year 2000, Devon’s historical cash dividends per share were $0.10.

(2)	For purposes of calculating the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, (i) earnings consist of earnings before income taxes, plus fixed charges; (ii) fixed charges consist of interest expense, dividends on subsidiary’s preferred stock, distributions on preferred securities of subsidiary trust, amortization of costs relating to indebtedness and the preferred securities of subsidiary trust, and one-third of rental expense estimated to be attributable to interest; and (iii) preferred stock dividends consist of the amount of pre-tax earnings required to pay dividends on the outstanding preferred stock. For the year 2002, earnings were insufficient to cover fixed charges by $135 million. For the year 2002, earnings were insufficient to cover combined fixed charges and preferred stock dividends by $151 million.

(3)	The preceding production, price and other data for 2002, 2001 and 2000 exclude the amounts related to discontinued operations. The preceding price data includes the effect of derivative financial instruments and fixed-price physical delivery contracts.

(4)	Gas volumes are converted to Boe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis addresses changes in Devon’s financial condition and results of operations during the three-year period of 2002 through 2004. Reference is made to “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”
Overview
      According to most key financial and operating measures, 2004 was the best year in Devon’s history. We delivered record production, earnings, earnings per share and cash flow from operations. Additionally, our drilling program was very successful.
      We produced 251 million Boe in 2004, representing a 10% increase over our 2003 production of 228 million Boe. The largest contributor to this growth was the merger with Ocean in April 2003. With four additional months of production in 2004, the Ocean merger generated 21 million Boe of the year-over-year growth. Additionally, production in China began in the fourth quarter of 2003 and contributed seven million Boe of 2004 growth. These increases were partially offset by a decline in offshore Gulf of Mexico production due to the effects of Hurricane Ivan and natural production declines on certain other properties.
      In 2004, we also delivered the highest net earnings, $2.2 billion, and earnings per diluted share, $4.38, in our 16 years as a public company. With an increase in production and increases in average realized commodity prices, Devon’s oil, gas and NGL revenues climbed 27% to almost $7.5 billion. Also contributing to the growth in earnings, our marketing and midstream margin grew 26% to $362 million in 2004 primarily due to higher realized prices for natural gas and NGLs.
      Record production and revenues were partially offset by higher operating expenses in 2004. The primary factors driving the increases in expenses were increased operations due to the Ocean merger, increased well workover activity, the weakening of the U.S. dollar versus the Canadian dollar and increased production taxes. The higher production taxes tracked our increase in commodity revenues. Although most expenses increased, general and administrative expenses decreased 10% as a result of the realization of overhead and personnel efficiencies following the Ocean merger.
      In addition to generating record earnings in 2004, Devon also delivered record cash flow from operations. At $4.8 billion, our 2004 cash flow from operations represents a 28% increase over 2003. This all-time high amount was used to fund a $3.1 billion capital expenditure program, $973 million of debt repayments, $189 million of common stock repurchases and $107 million of dividend payments. At December 31, 2004, we had $2.1 billion of cash and short-term investments. This amount is adequate to cover debt maturities through 2007.
      Furthermore, on September 27, 2004, Devon announced two key initiatives aimed at creating additional value for its stockholders. First, we announced a property divestiture program. The sales of non-core properties located in Canada, the onshore U.S. and in the Gulf of Mexico are expected to generate $1.0 to $1.5 billion in after-tax proceeds. Closings are expected in the first half of 2005. Second, we announced a stock repurchase program. With cash flow from operations and proceeds from the planned sales of oil and gas properties, we intend to repurchase up to 50 million shares of our common stock. Through February 28, 2005, we had repurchased 12.5 million shares at a total cost of $501 million.

      In 2004, we declared a two-for-one stock split and moved our stock listing to the New York Stock Exchange. At its March 2005 meeting, Devon’s Board of Directors approved the increase of the quarterly cash dividends from $0.05 per share to $0.075 per share. The increase is effective March 31, 2005.
      Oil, gas and NGL prices and, therefore, oil, gas and NGL revenues are influenced by many factors outside of our control. Consequently, Devon’s management has focused its efforts on increasing oil and gas reserves and production and controlling costs. Devon’s future earnings and cash flows are dependent on our ability to continue to contain our overall cost structure at a level that will allow for profitable production. As a result, Devon has established a foundation of core assets in North America that can consistently deliver cost-efficient drill-bit growth and provide a strong source of free cash flow. We balance this foundation of core assets with measured investment in high-impact projects in the deepwater Gulf of Mexico and international arenas.
      During 2004, Devon drilled 274 exploration wells and over 1,900 development wells, and we incurred $2.9 billion in costs related to oil and gas property acquisition, exploration, and development activities. With an overall drilling success rate of 96%, reserves grew 268 million Boe from discoveries and extensions. Another 45 million Boe of reserves were added to Devon’s reserve base from performance revisions. These 2004 drilling results are evidence of our success in lowering the costs of adding proved reserves.
      At December 31, 2004, our proved reserves totaled 2.1 billion Boe. Although reserve additions due to discoveries, extensions and performance revisions outpaced 2004 production, reserves at December 31, 2004 were relatively flat compared to December 31, 2003. This resulted from negative price revisions which reduced reserves by 76 million Boe.
      To estimate reserves, accounting rules dictate that prices in effect as of the last day of the period are held constant indefinitely. As a result, two primary factors caused the negative price revisions at December 31, 2004. First, Devon’s reserves under certain international production sharing contracts are based in part on the amount of revenue needed to recover our costs. Therefore, as prices increase, as was the case for Brent prices at December 31, 2004 compared to December 31, 2003, our international reserves associated with production sharing contracts decrease. Second, heavy oil differentials in Canada widened to over 54% of the NYMEX price at December 31, 2004 compared to a historical average of approximately 30%. Both circumstances were the primary causes of the 2004 negative price revisions.
      While Devon has consistently increased production over time, volatility in oil, gas and NGL prices has resulted in considerable variability in earnings and cash flows. Prices for oil, gas and NGLs are determined primarily by market conditions. Market conditions for these products have been, and will continue to be, influenced by regional and worldwide economic activity, weather and other factors that are beyond our control. Market conditions, among other factors, will continue to impact Devon’s future earnings and cash flows.
      Like all oil and gas exploration and production companies, Devon faces the challenge of natural production decline. As virgin reservoir pressures are depleted, oil and natural gas production from a given well naturally decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or gas it produces. Historically, we have been able to overcome this natural decline by adding, through drilling and acquisitions, more reserves than we produce. Devon’s future growth will depend on our ability to continue to add reserves in excess of production.
      In summary, 2004 was a successful year for Devon and its stockholders, and the outlook for 2005 is promising as well. Devon’s base of core North American resources continues to deliver strong production growth, high margins and attractive returns. Our exploration weighted activities in the Gulf of Mexico and in our international division will expose stockholders to meaningful value creation opportunities. Devon’s financial position provides the flexibility to simultaneously invest in exploration and development projects, retire debt, repurchase stock and, as was recently approved, increase cash dividends in 2005.

Results of Operations

Revenues
      Changes in oil, gas and NGL production, prices and revenues from 2002 to 2004 are shown in the following tables. (Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

	Total

	Year Ended December 31,

		2004 vs		2003 vs
	2004	2003(2)	2003	2002(2)	2002

Production
Oil (MMBbls)	78	+26%	62	+48%	42
Gas (Bcf)	891	+3%	863	+13%	761
NGLs (MMBbls)	24	+10%	22	+11%	19
Oil, gas and NGLs (MMBoe)(1)	251	+10%	228	+21%	188
Average Prices
Oil (per Bbl)	$28.18	+10%	25.63	+18%	21.71
Gas (per Mcf)	$5.32	+18%	4.51	+61%	2.80
NGLs (per Bbl)	$23.04	+24%	18.65	+33%	14.05
Oil, gas and NGLs (per Boe)(1)	$29.88	+15%	25.88	+47%	17.61
Revenues ($ in millions)
Oil	$2,202	+39%	1,588	+75%	909
Gas	$4,732	+21%	3,897	+83%	2,133
NGLs	$554	+36%	407	+48%	275

Oil, gas and NGLs	$7,488	+27%	5,892	+78%	3,317

	Domestic

	Year Ended December 31,

		2004 vs		2003 vs
	2004	2003(2)	2003	2002(2)	2002

Production
Oil (MMBbls)	31	+2%	31	+31%	24
Gas (Bcf)	602	+2%	589	+22%	482
NGLs (MMBbls)	19	+13%	17	+16%	14
Oil, gas and NGLs (MMBoe)(1)	151	+3%	146	+23%	118
Average Prices
Oil (per Bbl)	$30.84	+12%	27.64	+26%	21.99
Gas (per Mcf)	$5.43	+21%	4.50	+55%	2.91
NGLs (per Bbl)	$21.47	+24%	17.31	+29%	13.37
Oil, gas and NGLs (per Boe)(1)	$30.80	+18%	26.02	+46%	17.87
Revenues ($ in millions)
Oil	$976	+13%	861	+64%	524
Gas	$3,261	+23%	2,652	+89%	1,403
NGLs	$405	+40%	289	+51%	192

Oil, gas and NGLs	$4,642	+22%	3,802	+79%	2,119

	Canada

	Year Ended December 31,

		2004 vs		2003 vs
	2004	2003(2)	2003	2002(2)	2002

Production
Oil (MMBbls)	14	+3%	14	-14%	16
Gas (Bcf)	279	+4%	267	-4%	279
NGLs (MMBbls)	5	-1%	5	-5%	5
Oil, gas and NGLs (MMBoe)(1)	65	+4%	63	-7%	68
Average Prices
Oil (per Bbl)	$21.60	-8%	23.54	+12%	21.00
Gas (per Mcf)	$5.15	+13%	4.57	+74%	2.62
NGLs (per Bbl)	$29.23	+27%	23.08	+45%	15.93
Oil, gas and NGLs (per Boe)(1)	$28.80	+10%	26.25	+55%	16.96
Revenues ($ in millions)
Oil	$299	-6%	318	-4%	331
Gas	$1,437	+18%	1,222	+67%	730
NGLs	$143	+25%	114	+37%	83

Oil, gas and NGLs	$1,879	+14%	1,654	+45%	1,144

	International

	Year Ended December 31,

		2004 vs		2003 vs
	2004	2003(2)	2003	2002(2)	2002

Production
Oil (MMBbls)	33	+88%	17	+662%	2
Gas (Bcf)	10	+52%	7	N/M	-
NGLs (MMBbls)	-	N/M	-	N/M	-
Oil, gas and NGLs (MMBoe)(1)	35	+86%	19	+719%	2
Average Prices
Oil (per Bbl)	$28.40	+20%	23.64	+0%	23.70
Gas (per Mcf)	$3.33	-4%	3.47	N/M	-
NGLs (per Bbl)	$21.12	-2%	21.45	N/M	-
Oil, gas and NGLs (per Boe)(1)	$27.92	+19%	23.45	-1%	23.70
Revenues ($ in millions)
Oil	$927	+126%	409	+660%	54
Gas	$34	+46%	23	N/M	-
NGLs	$6	+68%	4	N/M	-

Oil, gas and NGLs	$967	+122%	436	+710%	54

(1)	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

(2)	All percentage changes included in this table are based on actual figures and not the rounded figures included in this table.
N/M Not meaningful.

      The average prices shown in the preceding tables include the effect of Devon’s oil and gas price hedging activities. Following is a comparison of Devon’s average prices with and without the effect of hedges for each of the last three years.

	With Hedges			Without Hedges

	2004	2003	2002	2004	2003	2002

Oil (per Bbl)	$28.18	25.63	21.71	35.99	27.67	22.63
Gas (per Mcf)	$5.32	4.51	2.80	5.39	4.79	2.70
NGLs (per Bbl)	$23.04	18.65	14.05	23.04	18.65	14.05
Oil, gas and NGLs (per Boe)	$29.88	25.88	17.61	32.60	27.48	17.36

Oil Revenues
      2004 vs. 2003 Oil revenues increased $614 million in 2004. An increase in 2004 production of 16 million barrels caused oil revenues to increase by $415 million. The April 2003 Ocean merger accounted for 14 million barrels of increased production. The remaining increase is primarily related to new production from China partially offset by natural production declines and the effects of Hurricane Ivan on Devon’s domestic properties. Oil revenues increased $199 million due to a $2.55 increase in the average realized price of oil.
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

Gas Revenues
      2004 vs. 2003 Gas revenues increased $835 million in 2004. A $0.81 per Mcf increase in the average gas price caused revenues to increase by $714 million. An increase in 2004 production of 28 Bcf caused gas revenues to increase by $121 million. The April 2003 Ocean merger accounted for 43 Bcf of increased production. This was offset by a production decrease in Devon’s domestic properties as a result of natural declines and the effects of Hurricane Ivan.
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

NGL Revenues
      2004 vs. 2003 NGL revenues increased $147 million in 2004. A $4.39 per barrel increase in average NGL prices caused revenues to increase by $106 million. An increase in 2004 production of 2 million barrels caused revenues to increase $41 million. The April 2003 Ocean merger accounted for 0.6 million barrels of increased production. The remaining production increase was primarily related to new drilling and development in the Barnett Shale properties.
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

Marketing and Midstream Revenues
      2004 vs. 2003 Marketing and midstream revenues increased $241 million in 2004. Of this increase, approximately $218 million was the result of higher overall market prices for natural gas and NGLs. Additionally, revenues increased $103 million due to higher third-party natural gas and NGL throughput volumes. This was partially offset by $80 million in lower revenues resulting primarily from the sale of certain assets in 2004.
      2003 vs. 2002 Marketing and midstream revenues increased $461 million in 2003. Of this increase, approximately $439 million was the result of higher overall market prices for natural gas and NGLs. Additionally, revenues increased $22 million due to higher third-party natural gas and NGL throughput volumes. The increase in volumes was primarily related to new drilling and development in the Barnett Shale properties and an additional 24 days of production in 2003 due to the timing of the January 2002 Mitchell merger, partially offset by volumes lost as a result of processing plant dispositions.

Operating Costs and Expenses
      The details of the changes in operating costs and expenses between 2002 and 2004 are shown in the table below.

	Year Ended December 31,

		2004 vs		2003 vs
	2004	2003(2)	2003	2002(2)	2002

Operating Costs and Expenses ($ in millions):
Production and operating expenses:
Lease operating expenses	$1,280	+19%	1,078	+39%	775
Production taxes	255	+25%	204	+84%	111

Total production and operating expenses	1,535	+19%	1,282	+45%	886
Depreciation, depletion and amortization of oil and gas properties	2,141	+28%	1,668	+51%	1,106
Accretion of asset retirement obligation	44	+21%	36	N/M	—

Subtotal	3,720	+25%	2,986	+50%	1,992
Marketing and midstream operating costs and expenses	1,339	+14%	1,174	+45%	808
Depreciation and amortization of non-oil and gas properties	149	+19%	125	+19%	105
General and administrative expenses	277	-10%	307	+40%	219
Expenses related to mergers	—	-100%	7	N/M	—
Reduction of carrying value of oil and gas properties	—	-100%	111	-83%	651

Total	$5,485	+16%	4,710	+25%	3,775

Operating Costs and Expenses per Boe:
Production and operating expenses:
Lease operating expenses	$5.11	+8%	4.73	+15%	4.12
Production taxes	1.02	+13%	0.90	+53%	0.59

Total production and operating expenses	6.13	+9%	5.63	+20%	4.71
Depreciation, depletion and amortization of oil and gas properties	8.54	+17%	7.33	+25%	5.88
Accretion of asset retirement obligation	0.17	+10%	0.16	N/M	—

Subtotal	14.84	+13%	13.12	+24%	10.59
Marketing and midstream operating costs and expenses(1)	5.34	+4%	5.15	+20%	4.29
Depreciation and amortization of non-oil and gas properties(1)	0.60	+9%	0.55	+0%	0.55
General and administrative expenses(1)	1.11	-18%	1.35	+16%	1.16
Expenses related to mergers(1)	—	N/M	0.03	N/M	—
Reduction of carrying value of oil and gas properties(1)	—	N/M	0.49	-86%	3.45

Total	$21.89	+6%	20.69	+3%	20.04

(1)	Though per Boe amounts for these expense items may be helpful for profitability trend analysis, these expenses are not directly attributable to production volumes.

(2)	All percentage changes included in this table are based on actual figures and not the rounded figures included in this table.

N/M	Not meaningful.

Oil, Gas and NGL Production and Operating Expenses
      2004 vs. 2003     Lease operating expenses increased $202 million in 2004. The April 2003 Ocean merger accounted for $84 million of the increase. Lease operating expenses on our historical properties increased $88 million, due to an increase in well workover expenses, ad valorem taxes and power, fuel, casualty insurance and repairs and maintenance costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate resulted in a $30 million increase in costs.
      The increase in lease operating expenses per Boe is primarily related to increased well workover expenses, ad valorem taxes and power, fuel and repairs and maintenance costs, as well as the changes in the Canadian-to-U.S. dollar exchange rate. With the increase in oil, gas and NGL prices, more well workovers and repairs and maintenance costs are performed to either maintain or improve production volumes. The higher prices also resulted in increased power and fuel costs.
      Production taxes increased $51 million in 2004. The majority of Devon’s production taxes are assessed on our onshore domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 22% increase in domestic oil, gas and NGL revenues was the primary cause of the production tax increase.
      2003 vs. 2002     Lease operating expenses increased $303 million in 2003. The April 2003 Ocean merger accounted for $199 million of the increase. Lease operating expenses on our historical properties increased $120 million, due to an increase in well workover expenses and power, fuel, casualty insurance and repairs and maintenance costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate resulted in a $44 million increase in costs. These increases were partially offset by a decrease of $60 million due to property divestitures in 2002.
      The increase in lease operating expenses per Boe is primarily related to increased well workover expenses and power, fuel and repairs and maintenance costs, as well as the changes in the Canadian-to-U.S. dollar exchange rate. With the increase in oil, gas and NGL prices, more well workovers and repairs and maintenance costs are performed to either maintain or improve production volumes. The higher prices also resulted in increased power and fuel costs.
      As stated previously, most U.S. production taxes are based on a fixed percentage of revenues. Therefore, the 79% increase in domestic oil, gas and NGL revenues was the primary cause of the $93 million production tax increase.

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
      2004 vs. 2003 Oil and gas property related DD&A increased $473 million in 2004. An increase in the combined U.S., Canadian and international DD&A rate from $7.33 per BOE in 2003 to $8.54 per BOE in 2004 caused oil and gas property related DD&A to increase by $305 million. The increase in the DD&A rate is primarily related to the April 2003 Ocean merger, negative reserve revisions in Canada and certain international countries subject to production sharing contracts and changes in the Canadian-to-

U.S. dollar exchange rate. A 10% increase in 2004 oil, gas and NGL production caused DD&A to increase $168 million.
      2003 vs. 2002     Oil and gas property related DD&A increased $562 million in 2003. An increase in the combined U.S., Canadian and international DD&A rate from $5.88 per BOE in 2002 to $7.33 per BOE in 2003 caused oil and gas property related DD&A to increase by $331 million. The increase in the DD&A rate is primarily related to the April 2003 Ocean merger, higher finding and development costs and changes in the Canadian-to-U.S. dollar exchange rate. A 21% increase in 2003 oil, gas and NGL production caused DD&A to increase $231 million.

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
      Because the asset retirement obligation is recorded at its discounted present value, Devon now records accretion expense to reflect the increase in the asset retirement obligation due to the passage of time. We recorded $44 million and $36 million of such accretion expense during 2004 and 2003, respectively.

Marketing and Midstream Operating Costs and Expenses
      2004 vs. 2003 Marketing and midstream operating costs and expenses increased $165 million in 2004. Of this increase, approximately $133 million was the result of an increase in prices paid for gas and NGLs. Additionally, operating costs and expenses increased $106 million due to higher third-party natural gas and NGL throughput volumes. This was partially offset by $74 million in lower costs and expenses resulting primarily from the sale of certain assets in 2004.
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

General and Administrative Expenses (“G&A”)
      Devon’s net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two offsetting components. One is the amount of G&A capitalized pursuant to the full cost method of accounting related to exploration and development activities. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. Net G&A includes expenses related to oil, gas and NGL exploration and production activities, as well as marketing and midstream activities. See the following table for a summary of G&A expenses by component.

	Year Ended December 31,

		2004 vs		2003 vs
	2004	2003	2003	2002	2002

	($ in millions)
Gross G&A	$549	+5%	524	+35%	387
Capitalized G&A	(172)	+22%	(140)	+44%	(97)
Reimbursed G&A	(100)	+29%	(77)	+9%	(71)

Net G&A	$277	-10%	307	+40%	219

      2004 vs. 2003 Gross G&A increased $25 million. The April 2003 Ocean merger increased gross expenses $27 million primarily due to the inclusion of an additional four months of Ocean activities in 2004 compared to 2003. Also, higher compensation and benefit costs, increased charitable contributions and the abandonment of certain Canadian office space increased gross G&A $26 million, $12 million and $5 million, respectively. During 2004, Devon also incurred $6 million of incremental professional fees related to additional activities performed to comply with the requirements of Section 404 of The Sarbanes-Oxley Act of 2002. Finally, changes in the Canadian-to-U.S. dollar exchange rate resulted in a $8 million increase in costs. These increases were partially offset by the synergies obtained from the Ocean merger.
      The increase in both capitalized G&A of $32 million and reimbursed G&A of $23 million was primarily related to the increased activity subsequent to the April 2003 Ocean merger.
      2003 vs. 2002 Gross G&A increased $137 million. This increase was primarily related to the increased activities resulting from the April 2003 Ocean merger, which added $92 million of costs, and increased compensation and benefit costs. Included in the increase of compensation and benefit costs is $14 million related to an increase in pension related costs.
      The increase in capitalized G&A of $43 million was primarily related to the April 2003 Ocean merger. Reimbursed G&A increased $6 million. The increase in reimbursed amounts was primarily related to the April 2003 Ocean merger, partially offset by a decline in reimbursements related to the 2002 property divestitures.

Reduction of Carrying Value of Oil and Gas Properties
      Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties, excluding future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties, plus the cost of properties not subject to amortization. The ceiling test is imposed separately by country.
      In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Devon has entered into various derivative instruments that are accounted for as cash flow hedges. These instruments, which consist of price swaps and costless price collars, and the related future production volumes, are discussed in Note 12. The effect of these hedges has been considered in calculating the full cost ceiling limitations as of December 31, 2004. These hedges reduced the full cost ceiling limitations for the United States, Canada and Equatorial Guinea as of the end of 2004 by $102 million, $77 million and $76 million, respectively. However, the 2004 capitalized costs in these countries did not exceed the related ceiling limitations, with or without the effects of the hedges.

      The calculation also dictates the use of a 10% discount factor. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense, except as discussed in the following paragraph.
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
      Under the purchase method of accounting for business combinations, acquired oil and gas properties are recorded at estimated fair value as of the date of purchase. We estimate such fair value using our estimates of future oil, gas and NGL prices. In contrast, the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely. Accordingly, the resulting value from the ceiling calculation is not necessarily indicative of the fair value of the reserves.
      An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.
      During 2003 and 2002, we reduced the carrying value of our oil and gas properties by $68 million and $651 million, respectively, due to the full cost ceiling limitations. The after-tax effects of these reductions in 2003 and 2002 were $36 million and $371 million, respectively. The following table summarizes these reductions by geographic area.

	Year Ended December 31,

	2003		2002

		Net of		Net of
	Gross	Taxes	Gross	Taxes

	(In millions)
Canada	$—	—	651	371
International	68	36	—	—

Total	$68	36	651	371

      The 2003 reduction in carrying value was related to properties in Egypt, Russia and Indonesia. The Egyptian reduction was primarily due to poor results of a development well that was unsuccessful in the primary objective. Partially as a result of this well, Devon revised Egyptian proved reserves downward. The Russian reduction was primarily the result of additional capital costs incurred as well as an increase in operating costs. The Indonesian reduction was primarily related to an increase in operating costs and a reduction in proved reserves. As a result, our Egyptian, Russian and Indonesian costs to be recovered exceeded the related ceiling value by $26 million, $9 million and $1 million, respectively. These after-tax amounts resulted in pre-tax reductions of the carrying values of our Egyptian, Russian and Indonesian oil and gas properties of $45 million, $19 million and $4 million, respectively, in the fourth quarter of 2003.
      Additionally, during 2003, we elected to discontinue certain exploratory activities in Ghana, certain properties in Brazil and other smaller concessions. After meeting the drilling and capital commitments on these properties, we determined that these properties did not meet our internal criteria to justify further investment. Accordingly, we recorded a $43 million charge associated with the impairment of these properties. The after-tax effect of this reduction was $38 million.
      The 2002 Canadian reduction was primarily the result of lower prices. The recorded fair values of oil and gas properties added from the Anderson acquisition in 2001 were based on expected future oil and gas prices. These expected prices were higher than the June 30, 2002 prices used to calculate the Canadian ceiling.

      Based on oil, natural gas and NGL cash market prices as of June 30, 2002, Devon’s Canadian costs to be recovered exceeded the related ceiling value by $371 million. This after-tax amount resulted in a pre-tax reduction of the carrying value of our Canadian oil and gas properties of $651 million in the second quarter of 2002. This reduction was the result of a sharp drop in Canadian gas prices during the last half of June 2002. The end of June reference prices used in the Canadian ceiling calculation, expressed in Canadian dollars based on an exchange ratio of $0.6585, were a NYMEX price of C$40.79 per barrel of oil and an AECO price of C$2.17 per MMBtu. The cash market prices of natural gas increased during the month of July 2002 prior to Devon’s release of our second quarter results. However, this increase was not sufficient to offset the entire reduction calculated as of June 30.

Other Income (Expenses)
      The details of the changes in other income (expenses) between 2002 and 2004 are shown in the table below.

	2004	2003	2002

	(In millions)
Other income (expenses):
Interest expense:
Interest based on debt outstanding	$(513)	(531)	(499)
Accretion of debt discount, net	(2)	(3)	(13)
Facility and agency fees	(2)	(1)	(2)
Amortization of capitalized loan costs	(22)	(12)	(8)
Capitalized interest	70	50	4
Early retirement premiums	—	—	(8)
Other	(6)	(5)	(7)

Total interest expense	(475)	(502)	(533)
Dividends on subsidiary’s preferred stock	—	(2)	—
Effects of changes in foreign currency exchange rates	23	69	1
Change in fair value of derivative financial instruments	(62)	1	28
Impairment of ChevronTexaco Corporation common stock	—	—	(205)
Other income	103	37	34

Total	$(411)	(397)	(675)

      A discussion of the significant other income (expense) items follows.

Interest Expense
      2004 vs. 2003 The average debt balance outstanding decreased from $8.9 billion in 2003 to $8.5 billion in 2004 causing interest expense to decrease $21 million. The decrease in average debt outstanding was due to debt repayments during 2004. The average interest rate on outstanding debt was approximately 6.0% in both periods. However, a slightly higher rate in 2004 caused interest expense to increase $3 million.
      Other items included in interest expense that are not related to the debt balance outstanding were $9 million lower in 2004. Of this decrease, $20 million related to the capitalization of interest. The increase in interest capitalized was primarily related to additional unproved properties acquired from the April 2003 Ocean merger and the nature of the properties acquired. The Ocean properties included significant deepwater Gulf and international exploratory properties and major development projects. The effect of the $20 million increase in capitalized interest was partially offset by $16 million of debt issuance costs expensed in 2004. The $16 million related to the early repayment of the outstanding balance under the $3 billion term loan credit facility in the second quarter of 2004.

      2003 vs. 2002 The average debt balance outstanding increased from $8.3 billion in 2002 to $8.9 billion in 2003 causing interest expense to increase $32 million. The increase in average debt outstanding was attributable primarily to the debt assumed as a result of the April 2003 Ocean merger. The average interest rate on outstanding debt was 6.0% in both periods.
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

Effects of Changes in Foreign Currency Exchange Rates
      Our Canadian subsidiary which has designated the Canadian dollar as its functional currency has certain fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar while the notes are outstanding increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. In addition, Devon’s Canadian subsidiary has cash and other working capital amounts denominated in U.S. dollars which also fluctuate in value with changes in the exchange rate. Such changes in the Canadian dollar equivalent balance of the debt and working capital are required to be included in determining net earnings for the period in which the exchange rate changes. The increase in the Canadian-to-U.S. dollar exchange rate from $0.7738 at December 31, 2003 to $0.8308 at December 31, 2004 resulted in a $22 million gain. The increase in the Canadian-to-U.S. dollar exchange rate from $0.6331 at December 31, 2002 to $0.7738 at December 31, 2003 resulted in a $69 million gain. The increase in the Canadian-to-U.S. dollar exchange rate from $0.6279 at December 31, 2001 to $0.6331 at December 31, 2002 resulted in a $1 million gain.

Impairment of ChevronTexaco Corporation Common Stock in 2002
      In the fourth quarter of 2002, Devon recorded a $205 million other-than-temporary impairment of our investment in 14.2 million shares of ChevronTexaco common stock. We acquired these shares in the August 1999 acquisition of PennzEnergy Company. The shares are deposited with an exchange agent for possible exchange for $760 million of debentures that are exchangeable into the ChevronTexaco shares. The debentures, which mature in August 2008, were also assumed by Devon in the 1999 PennzEnergy acquisition.
      At the closing date of the PennzEnergy acquisition, we initially recorded the ChevronTexaco common shares at their fair value, which was $47.69 per share, or an aggregate value of $677 million. Since then, as the ChevronTexaco shares have fluctuated in market value, the value of the shares on Devon’s balance sheet has been adjusted to the applicable market value. Through September 30, 2002, any decreases in the value of the ChevronTexaco common shares were determined by Devon to be temporary in nature. Therefore, the changes in value were recorded directly to stockholders’ equity and were not recorded in our results of operations through September 30, 2002.
      The determination that a decline in value of the ChevronTexaco shares is temporary or other than temporary is subjective and influenced by many factors. Among these factors are the significance of the decline as a percentage of the original cost and the length of time the stock price has been below original cost. Other factors are the performance of the stock price in relation to the stock price of its competitors within the industry and the market in general, and whether the decline is attributable to specific adverse conditions affecting ChevronTexaco.
      Beginning in July 2002, the market value of ChevronTexaco common stock began a significant decline. The price per share decreased from $44.25 at June 30, 2002, to $34.63 per share at September 30, 2002, and to $33.24 per share at December 31, 2002. The year-end price of $33.24 represented a 25% decline since June 30, 2002, and a 30% decline from the original valuation in August 1999. As a result of the decline in value during the fourth quarter of 2002, Devon determined that the decline was other than temporary, as that term is defined by accounting rules. Therefore, the $205 million cumulative decrease in the value of the ChevronTexaco common shares from the initial acquisition in August 1999 to December 31, 2002, was recorded as a noncash charge to Devon’s results of operations in the fourth quarter of 2002. Net of the applicable tax benefit, the charge reduced our net earnings by $128 million.
      The share price of ChevronTexaco common stock has increased to $43.19 at December 31, 2003 and $52.51 at December 31, 2004. As a result, the market value of Devon’s investment in ChevronTexaco common stock increased $273 million from December 31, 2002 to December 31, 2004. The changes in the value of the shares since December 31, 2002, net of applicable taxes, have been recorded directly to stockholders’ equity. However, depending on the future performance of ChevronTexaco’s common stock, Devon may be required to record additional noncash charges in future periods if the value of such stock declines, and we determine that such declines are other than temporary

Other Income
      2004 vs. 2003 Other income increased $66 million in 2004. Other income increased $37 million due to gains resulting from sales of certain non-oil and gas properties in 2004. Interest and dividend income increased $12 million in 2004 due to an increase in cash and short-term investment balances.

Income Taxes
      2004 vs. 2003 Devon’s 2004 effective financial tax rate attributable to continuing operations was an expense of 34% compared to an expense of 23% in 2003. Both the 2004 and 2003 rates benefited from Canadian statutory rate reductions. These rate reductions resulted in a $36 million and $218 million benefit being recorded in 2004 and 2003, respectively, related to the lower tax rates being applied to deferred tax liabilities outstanding as of the beginning of the year. Excluding the effects of the Canadian rate reductions in 2004 and 2003 and the reduction of carrying value of oil and gas properties in 2003, the effective financial tax expense rates were 35% and 33% in 2004 and 2003, respectively. The 2004 rate was equal to the statutory federal tax rate primarily due to the effect of state income taxes offset by the tax benefits of certain foreign deductions. The 2003 rate was lower than the statutory federal tax rate primarily due to the tax benefits of certain foreign deductions.
      2003 vs. 2002 Devon’s 2003 effective financial tax rate attributable to continuing operations was an expense of 23% compared to a benefit of 144% in 2002. The 2003 rate benefited from a statutory rate reduction enacted by the Canadian government. Excluding the effects of the 2003 Canadian rate reduction, the impairment of ChevronTexaco stock in 2002 and the reduction of carrying value of oil and gas properties in 2003 and 2002, the effective financial tax expense rates were 33% and 23% in 2003 and 2002, respectively. These rates in both years were lower than the statutory federal tax rate primarily due to the tax benefits of certain foreign deductions.

Results of Discontinued Operations
      On April 18, 2002, we sold our Indonesian operations to PetroChina Company Limited for total cash consideration of $250 million. On October 25, 2002, we sold our Argentine operations to Petroleo Brasileiro S.A. for total cash consideration of $90 million. On January 27, 2003, we sold our Egyptian operations to IPR Transoil Corporation for total cash consideration of $7 million.
      As a result, we reclassified our Indonesian, Argentine and Egyptian activities as discontinued operations. This reclassification affects not only the 2002 presentation of financial results, but also the presentation of all prior periods’ results. Subsequent to the sale of our Egyptian and Indonesian operations, we acquired new Egyptian and Indonesian assets in the April 2003 Ocean merger. Amounts and activities related to these new Egyptian and Indonesian operations are included in Devon’s continuing operations in both 2003 and 2004.

      Following are the components of the net results of discontinued operations for the year 2002.

(In millions)
Net gain on sale of discontinued operations	$31
Earnings from discontinued operations before income taxes	23
Income tax expense	9

Net results of discontinued operations	$45

Cumulative Effect of Change in Accounting Principle
      Effective January 1, 2003, we adopted SFAS No. 143 and recorded a cumulative-effect-type adjustment for an increase to net earnings of $16 million net of deferred taxes of $10 million.
      In September 2004, the SEC issued Staff Accounting Bulletin No. 106 (“SAB No. 106”) to provide guidance regarding the interaction of SFAS No. 143 with the full cost method of accounting for oil and gas properties. Specifically, SAB No. 106 clarifies the manner in which the full cost ceiling test and DD&A should be calculated in accordance with the provisions of SFAS No. 143. We adopted SAB No. 106 in the fourth quarter of 2004. However, this adoption did not materially impact our full cost ceiling test calculation or DD&A for 2004.
Capital Resources and Liquidity
      The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Sources and Uses of Cash

	2004	2003	2002

	(In millions)
Cash provided by (used in):
Operating activities	$4,816	3,768	1,754
Investing activities	(3,634)	(2,773)	(2,046)
Financing activities	(1,001)	(414)	401
Effect of exchange rate changes	39	59	—

Net increase in cash and cash equivalents	$220	640	109

Cash and cash equivalents at end of year	$1,152	932	292

Short-term investments at end of year	$967	341	—

Cash Flows from Operating Activities
      Net cash provided by operating activities (“operating cash flow”) continued to be a primary source of capital and liquidity in 2004. Operating cash flow in 2004 was $4.8 billion compared to $3.8 billion in 2003 and $1.8 billion in 2002. The increases in operating cash flow in 2004 and 2003 were primarily caused by the increases in revenues, partially offset by increased expenses, as discussed in the “Results of Operations” section of this report.

Cash Flows from Investing Activities
      Net cash used in investing activities was $3.6 billion in 2004 compared to $2.8 billion in 2003 and $2.0 billion in 2002. The increases in cash used in investing activities were directly related to increased capital expenditures net of proceeds from the sale of property and equipment, as well as increases in short-term investment balances of $626 million and $341 million in 2004 and 2003, respectively.

      Capital expenditures in 2004 were $3.1 billion. This total includes $3.0 billion for the acquisition, drilling or development of oil and gas properties. These amounts compare to capital expenditures of $2.6 billion in 2003 and $3.4 billion in 2002. The 2003 amount included $2.5 billion for the acquisition, drilling or development of oil and gas properties. The 2002 amount included $1.7 billion related to the January 2002 Mitchell merger and $1.6 billion for other acquisitions and the drilling or development of oil and gas properties.
      The April 2003 Ocean merger did not affect 2003 capital expenditures because the consideration given was Devon common stock. This differs from the January 2002 Mitchell merger, in which the consideration given was both Devon common stock and cash. As a result, the Mitchell merger did have an impact on capital expenditures paid in cash.
      Proceeds from sales of property and equipment were $95 million, $179 million and $1.4 billion in 2004, 2003 and 2002, respectively. The 2002 amount includes proceeds from the sales of certain non-core oil and gas properties which were used to pay down debt.

Cash Flows from Financing Activities
      Net cash used in financing activities during 2004 was $1.0 billion compared to $414 million in 2003. The increase in cash used in financing activities from 2003 to 2004 was directly related to increased debt repayments net of borrowings. The increase was also related to increased common stock dividends and the repurchase of common stock, partially offset by an increase in proceeds from the issuance of common stock. Net cash provided by financing activities was $401 million in 2002, consisting primarily of net proceeds from borrowings of long-term debt.
      During 2004, Devon retired $973 million of debt. This was primarily related to the $211 million 6.75% notes due February 15, 2004 and the $125 million 8.05% notes due June 15, 2004, and payment of the remaining $635 million outstanding on the $3 billion term loan credit facility. During 2003, principal payments on long-term debt, net of proceeds from borrowings of long-term debt, were $521 million. This net amount related to long-term debt assumed in the April 2003 Ocean merger.
      During 2002, Devon had net borrowings of $410 million. These net borrowings were primarily related to the $2 billion borrowed under the $3 billion term loan credit facility to pay for the cash portion of the Mitchell merger. This was partially offset primarily by the repayment of $1.1 billion of this facility with proceeds from the 2002 property sales, the early retirement of the 8.75% notes due June 15, 2007 and certain Canadian notes, and the retirement of Devon’s outstanding borrowings under its commercial paper and revolving credit facilities.
      Devon’s common stock dividends were $97 million, $39 million and $31 million in 2004, 2003 and 2002, respectively. We also paid $10 million of preferred stock dividends in 2004, 2003 and 2002. The increase in common stock dividends from 2003 to 2004 was primarily related to a 100% increase in the quarterly dividend rate and the increased number of shares outstanding. Effective with the first quarter 2004 dividend payment, Devon increased its quarterly dividend rate from $0.025 per share to $0.05 per share. The increase in shares outstanding was primarily related to the April 2003 Ocean merger.
      In conjunction with the stock buyback program announced September 27, 2004, Devon repurchased 5 million shares at a total cost of $189 million during 2004.
      Devon received $268 million, $155 million and $32 million from shares issued for employee stock options exercised during 2004, 2003 and 2002, respectively.

Liquidity
      At December 31, 2004, Devon’s unrestricted cash and cash equivalents and short-term investments totaled $2.1 billion. During 2004, 2003 and 2002, such balances increased $846 million, $981 million and $109 million, respectively.

      Historically, Devon’s primary source of capital and liquidity has been operating cash flow. Additionally, we maintain a revolving line of credit and a commercial paper program which can be accessed as needed to supplement operating cash flow. Other available sources of capital and liquidity include the issuance of equity securities and long-term debt. Over the next twelve months another major source of liquidity will be proceeds from the sales of oil and gas properties as announced September 27, 2004. After-tax sale proceeds from the divestiture program are expected to range between $1.0 billion and $1.5 billion. We expect the combination of these sources of capital will be more than adequate to fund future capital expenditures, the common stock buyback program, and other contractual commitments as discussed later in this section.

Operating Cash Flow
      Devon’s operating cash flow is sensitive to many variables, the most volatile of which is pricing of the oil, natural gas and NGLs produced. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict.
      To mitigate some of the risk inherent in oil and natural gas prices, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. Additionally, we have entered into various financial price swap contracts and fixed-price physical delivery contracts to fix the price to be received for a portion of future oil and natural gas production. The table below provides the volumes associated with these various arrangements as of December 31, 2004.

	Price	Price Swap	Fixed-Price Physical
	Collars	Contracts	Delivery Contracts	Total

Oil production (MMBbls)
2005	18	8	—	26
Natural gas production (Bcf)
2005	35	3	18	56
2006	—	—	18	18
      In addition to the above quantities, we have fixed-price physical delivery contracts covering Canadian natural gas production for the years 2007 through 2011 ranging from 8 Bcf to 14 Bcf per year. Also, Devon has a fixed-price physical delivery contract covering 4 Bcf and 3 Bcf of International natural gas production in 2007 and 2008, respectively. From 2012 through 2016, we have Canadian natural gas volumes subject to fixed-price contracts, but the yearly volumes are less than 1 Bcf.
      It is our policy to only enter into derivative contracts with investment grade rated counterparties deemed by management as competent and competitive market makers. Devon does not hold or issue derivative instruments for speculative trading purposes.

Credit Lines
      Another source of liquidity is our $1.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). The Senior Credit Facility includes (i) a five-year revolving Canadian subfacility in a maximum amount of U.S. $500 million and (ii) a $1 billion sublimit for the issuance of letters of credit, including letters of credit under the Canadian subfacility.
      The Senior Credit Facility matures on April 8, 2009, and all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to each April 8 anniversary date, Devon has the option to extend the maturity of the Senior Credit Facility for one year, subject to the approval of the lenders. Devon has obtained lender approval to extend the current maturity date of April 8, 2009 to April 8, 2010. This maturity date extension will be effective April 8, 2005 provided Devon has not experienced a “material adverse effect,” as defined in the Senior Credit Facility agreement, at that date.

      Amounts borrowed under the Senior Credit Facility may, at our election, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Senior Credit Facility currently provides for an annual facility fee of $1.9 million that is payable quarterly in arrears.
      As of December 31, 2004, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of December 31, 2004, net of $226 million of outstanding letters of credit, was approximately $1.3 billion.
      The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon’s consolidated financial statements. Per the agreement, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of December 31, 2004, Devon’s ratio as calculated pursuant to this covenant was 33.0%.
      Our access to funds from the Senior Credit Facility is not restricted under any “material adverse condition” clauses. It is not uncommon for credit agreements to include such clauses. These clauses can remove the obligation of the banks to fund the credit line if any condition or event would reasonably be expected to have a material and adverse effect on the borrower’s financial condition, operations, properties or business considered as a whole, the borrower’s ability to make timely debt payments, or the enforceability of material terms of the credit agreement. While our Senior Credit Facility includes covenants that require Devon to report a condition or event having a material adverse effect on Devon, the obligation of the banks to fund the Senior Credit Facility is not conditioned on the absence of a material adverse effect.
      We also have access to short-term credit under our commercial paper program. Total borrowings under the commercial paper program may not exceed $725 million. Also, any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. We had no commercial paper debt outstanding at December 31, 2004.

Debt Ratings
      Devon receives debt ratings from the major ratings agencies in the United States. In determining our debt rating, the agencies consider a number of items including, but not limited to, debt levels, planned asset sales, near-term and long-term production growth opportunities and capital allocation challenges. Liquidity, asset quality, cost structure, reserve mix, and commodity pricing levels are also considered by the rating agencies.
      Devon’s current debt ratings are BBB with a stable outlook by Standard & Poor’s, Baa2 with a stable outlook by Moody’s and BBB with a stable outlook by Fitch. There are no “rating triggers” in any of our contractual obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. Certain of Devon’s agreements related to its oil and natural gas hedges do contain provisions that could require us to provide cash collateral in situations where our liability under the hedge is above a certain dollar threshold and where our debt rating is below investment grade (BBB- or Baa3). However, Devon’s liability under these agreements would only exceed the threshold level in circumstances where the market prices for oil or natural gas were rising. It is unlikely that our debt rating would be subjected to downgrades to non-investment grade levels during such a period of rising oil and natural gas prices.
      Devon’s cost of borrowing under our Senior Credit Facility is predicated on its corporate debt rating. Therefore, even though a ratings downgrade would not accelerate scheduled maturities, it would adversely impact the interest rate on any borrowings under our Senior Credit Facility. Under the terms of the Senior

Credit Facility, a one-notch downgrade would increase the fully-drawn borrowing costs for the Senior Credit Facility from LIBOR plus 70 basis points to a new rate of LIBOR plus 87.5 basis points. A ratings downgrade could also adversely impact our ability to economically access future debt markets.
      As of December 31, 2004, we are not aware of any potential ratings downgrades being contemplated by the rating agencies.

Capital Expenditures
      In February 2005, Devon announced its 2005 capital expenditures budget. Our 2005 capital expenditures are expected to range from $3.0 billion to $3.5 billion, representing the largest planned use of capital resources for capital investment activities. To a certain degree, the ultimate timing of these capital expenditures is within our control. Therefore, if oil and natural gas prices fluctuate from current estimates, we could choose to defer a portion of these planned 2005 capital expenditures until later periods or accelerate capital expenditures planned for periods beyond 2005 to achieve the desired balance between sources and uses of liquidity. Based upon current oil and natural gas price expectations for 2005, we anticipate that our capital resources will be more than adequate to fund 2005 capital expenditures.

Common Stock Buyback Program
      During 2004 Devon repurchased five million shares of its common stock, and we intend to repurchase up to 45 million additional shares in 2005 in conjunction with a stock buyback program announced in September 2004. The shares will be repurchased with operating cash flow and proceeds from the planned sales of oil and gas properties announced on September 27, 2004. The stock repurchase program may be discontinued at any time.

Contractual Obligations
      A summary of Devon’s contractual obligations as of December 31, 2004, is provided in the following table.

	Payments Due By Year

						After
	2005	2006	2007	2008	2009	2009	Total

	(In millions)
Long-term debt	$926	667	400	761	177	5,025	7,956
Interest expense	506	470	444	426	390	4,582	6,818
Asset retirement obligations	46	59	52	61	69	452	739
Drilling and facility obligations	409	132	4	16	3	5	568
Firm transportation agreements	91	70	60	47	35	145	448
Operating leases:
Office and equipment leases	35	30	28	25	23	69	210
Spar leases	15	15	15	15	14	228	302
FPSO leases	20	20	20	19	13	—	92
Other	7	6	5	5	3	1	27

Total	$2,055	1,469	1,028	1,375	727	10,507	17,161

      Firm transportation agreements represent “ship or pay” arrangements whereby we have committed to ship certain volumes of oil, gas and NGLs for a fixed transportation fee. We have entered into these agreements to aid the movement of our gas production to market. Devon has sufficient production to utilize the majority of these transportation services.
      Devon has two offshore platform spars that are being used in the development of the Nansen and Boomvang fields in the Gulf of Mexico. The operating leases are for 20-year terms and contain various options whereby we may purchase the lessors’ interests in the spars. We have guaranteed that the spars will have residual values at the end of the operating leases equal to at least 10% of the fair value of the spars at the inception of the leases. The total guaranteed value is $20 million in 2022. However, such amount may be reduced under the terms of the lease agreements.
      We also have two floating, production, storage and offloading facilities (“FPSO”) that are being leased under operating lease arrangements. One FPSO is being used in the Panyu project offshore China. The other is being used in the Zafiro field offshore Equatorial Guinea. The China lease expires in September 2009 and the Equatorial Guinea lease expires in July 2009.
      The above table does not include $226 million of letters of credit that have been issued by commercial banks on Devon’s behalf. These letters of credit, if funded, would become borrowings under our revolving credit facility. Most of these letters of credit have been granted by Devon’s financial institutions to support our international and Canadian drilling commitments. The $8.0 billion of long-term debt shown in the table excludes $1 million of net discounts and a $9 million fair value adjustment. Both of these items are included in the December 31, 2004, book balance of the debt.

Pension Funding and Obligations
      Devon’s pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of $26 million, $35 million and $16 million in 2004, 2003 and 2002, respectively. We estimate that our pension expense will approximate $26 million in 2005.
      As compared to the “projected benefit obligation,” Devon’s qualified and nonqualified defined benefit plans were underfunded by $132 million and $137 million at December 31, 2004 and 2003, respectively. The decrease in the underfunded amount during 2004 was primarily caused by gains on investments and $70 million of contributions made to the plans by Devon. These were partially offset by increases in the benefit obligations. A detailed reconciliation of the 2004 activity is included in Note 13 to the accompanying consolidated financial statements. Of the $132 million underfunded status at the end of 2004, $109 million is attributable to various nonqualified defined benefit plans which have no plan assets. However, we have established certain trusts to fund the benefit obligations of such nonqualified plans. As of December 31, 2004, these trusts had investments with a market value of $60 million. The value of these trusts is included in noncurrent other assets in our accompanying consolidated balance sheets.
      As compared to the “accumulated benefit obligation,” our qualified defined benefit plans were overfunded by $11 million at December 31, 2004. The accumulated benefit obligation differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. Our current intentions are to provide sufficient funding in future years to ensure the accumulated benefit obligation remains fully funded. The actual amount of contributions required during this period will depend on investment returns from the plan assets. Required contributions also depend upon changes in actuarial assumptions made during the same period, particularly the discount rate used to calculate the present value of the accumulated benefit obligation. For 2005, Devon expects its contributions to the plan to be less than $10 million.
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
      We assumed that our plan assets would generate a long-term weighted average rate of return of 8.34% and 8.25% at December 31, 2004 and 2003, respectively. We developed these expected long-term rate of return assumptions by evaluating input from external consultants and economists as well as long-term inflation assumptions. The expected long-term rate of return on plan assets is based on a target allocation of investment types in such assets. The target investment allocation for Devon’s plan assets is 50%

U.S. large cap equity securities; 15% U.S. small cap equity securities, equally allocated between growth and value; 15% international equity securities, equally allocated between growth and value; and 20% debt securities.
      We believe that its long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the investments to the targeted allocation when considered appropriate.
      Pension expense increases as the expected rate of return on plan assets decreases. A decrease in our long-term rate of return assumption of 100 basis points (from 8.34% to 7.34%) would increase the expected 2005 pension expense by approximately $4 million.
      Devon discounted its future pension obligations using a weighted average rate of 5.74% at December 31, 2004, compared to 6.23% at December 31, 2003. The discount rate is determined at the end of each year based on the rate at which obligations could be effectively settled. This rate is based on high-quality bond yields, after allowing for call and default risk. We consider high quality corporate bond yield indices, such as Moody’s Aa, when selecting the discount rate.
      The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 25 basis points (from 5.74% to 5.49%) would increase our pension liability at December 31, 2004, by approximately $18 million, and increase estimated 2005 pension expense by approximately $2 million.
      At December 31, 2004, Devon had unrecognized actuarial losses of $155 million. These losses will be recognized as a component of pension expense in future years. We estimate that approximately $9 million and $8 million of the unrecognized actuarial losses will be included in pension expense in 2005 and 2006, respectively. The $9 million estimated to be recognized in 2005 is a component of the total estimated 2005 pension expense of $26 million referred to earlier in this discussion.
      Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Devon’s defined benefit pension plans will impact future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.
Critical Accounting Policies and Estimates

Full Cost Ceiling Calculations
      We follow the full cost method of accounting for our oil and gas properties. The full cost method subjects companies to quarterly calculations of a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet. The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties, excluding future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties, plus the cost of properties not subject to amortization. If Devon’s capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense. The ceiling limitation is imposed separately for each country in which we have oil and gas properties.
      The discounted present value of future net revenues for our proved oil, natural gas and NGL reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, natural gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Certain of our reserve estimates are prepared by outside petroleum consultants, while other reserve estimates are prepared by Devon’s engineers. See Note 18 of the accompanying consolidated financial statements.
      The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. In the past five years, annual revisions to our reserve estimates, which have been both increases and decreases in individual years, have averaged approximately 2% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of DD&A.
      While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and NGL reserves, and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on Devon’s assessment of future prices or costs. Rather, they are based on such prices and costs in effect as of the end of each quarter when the ceiling calculation is performed. In calculating the ceiling, we adjust the end-of-period price by the effect of cash flow hedges in place. This adjustment requires little judgment as the end-of-period price is adjusted using the contract prices for our cash flow hedges.
      The ceiling calculation also dictates that a 10% discount factor is to be used to calculate the present value of net cash flows.
      Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, and requires a 10% discount factor, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical. On any particular day at the end of a quarter, prices can be either substantially higher or lower than Devon’s long-term price forecast that is a barometer for true fair value. Therefore, oil and gas property writedowns that result from applying the full cost ceiling limitation, and that are caused by fluctuations in price as opposed to reductions to the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.

Derivative Financial Instruments
      Devon enters into oil and gas derivative financial instruments to manage its exposure to oil and gas price volatility. We have also entered into interest rate swaps to manage our exposures to interest rate volatility. The interest rate swaps mitigate either the effects on interest expense for variable-rate debt instruments, or the debt fair values for fixed-rate debt. We are not involved in any speculative trading activities of derivatives. All derivatives requiring balance sheet recognition are recognized on the balance sheet at their fair value.
      A substantial portion of our derivatives consists of contracts that hedge the price of future oil and natural gas production. These derivative contracts are cash flow hedges that qualify for hedge accounting treatment. Therefore, while fair values of such hedging instruments must be estimated as of the end of each reporting period, the changes in the fair values attributable to the effective portion of these hedging instruments are not included in our consolidated results of operations. Instead, the changes in fair value of the effective portion of these hedging instruments, net of tax, are recorded directly to stockholders’ equity until the hedged oil or natural gas quantities are produced. The ineffective portion of these hedging instruments is included in our consolidated results of operations.
      To qualify for hedge accounting treatment, we designate our cash flow hedge instruments as such on the date the derivative contract is entered into or the date of a business combination which includes cash flow hedge instruments. Additionally, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. Devon also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If we fail to meet the requirements for using hedge accounting treatment, the changes in fair value of these hedging instruments would not be recorded directly to equity but in the consolidated results of operations.

      The estimates of the fair values of Devon’s commodity derivative contracts require substantial judgment. For these contracts, we obtain forward price and volatility data for all major oil and gas trading points in North America from independent third parties. These forward prices are compared to the price parameters contained in the hedge agreements. The resulting estimated future cash inflows or outflows over the lives of the hedge contracts are discounted using LIBOR and money market futures rates for the first year and money market futures and swap rates thereafter. In addition, we estimate the option value of price floors and price caps using an option pricing model. These pricing and discounting variables are sensitive to the period of the contract and market volatility as well as changes in forward prices, regional price differentials and interest rates. Fair values of Devon’s other derivative contracts require less judgment to estimate and are primarily based on quotes from independent third parties such as counterparties or brokers.
      Quarterly changes in estimates of fair value have only a minimal impact on our liquidity, capital resources or results of operations, as long as the derivative contracts qualify for treatment as a hedge. However, settlements of derivative contracts do have an impact on our liquidity and results of operations. Generally, if actual market prices are higher than the price of the derivative contracts, our net earnings and cash flow from operations will be lower relative to the results that would have occurred absent these instruments. The opposite is also true. Additional information regarding the effects that changes in market prices will have on our derivative financial instruments, net earnings and cash flow from operations is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

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
      There are various assumptions made by Devon in determining the fair values of an acquired company’s assets and liabilities. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of the oil and gas properties acquired. To determine the fair values of these properties, we prepare estimates of oil, natural gas and NGL reserves. These estimates are based on work performed by our engineers and that of outside consultants. The judgments associated with these estimated reserves are described earlier in this section in connection with the full cost ceiling calculation.
      However, there are factors involved in estimating the fair values of acquired oil, natural gas and NGL properties that require more judgment than that involved in the full cost ceiling calculation. As stated above, the full cost ceiling calculation applies end-of-period price and cost information to the reserves to arrive at the ceiling amount. By contrast, the fair value of reserves acquired in a business combination must be based on our estimates of future oil, natural gas and NGL prices. Devon’s estimates of future prices are based on our own analysis of pricing trends. These estimates are based on current data obtained with regard to regional and worldwide supply and demand dynamics such as economic growth forecasts. They are also based on industry data regarding natural gas storage availability, drilling rig activity, changes in delivery capacity, trends in regional pricing differentials and other fundamental analysis. Forecasts of future prices from independent third parties are noted when Devon makes its pricing estimates.
      We estimate future prices to apply to the estimated reserve quantities acquired, and estimate future operating and development costs, to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues are then discounted using a rate determined appropriate at the time of the business combination based upon Devon’s cost of capital.

      Devon also applies these same general principles in arriving at the fair value of unproved properties acquired in a business combination. These unproved properties generally represent the value of probable and possible reserves. Because of their very nature, probable and possible reserve estimates are more imprecise than those of proved reserves. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net revenues of probable and possible reserves are reduced by what we consider to be an appropriate risk-weighting factor in each particular instance. It is common for the discounted future net revenues of probable and possible reserves to be reduced by factors ranging from 30% to 80% to arrive at what we consider to be the appropriate fair values.
      Generally, in Devon’s business combinations, the determination of the fair values of oil and gas properties requires much more judgment than the fair values of other assets and liabilities. The acquired companies commonly have long-term debt that Devon assumes in the acquisition, and this debt must be recorded at the estimated fair value as if Devon had issued such debt. However, significant judgment on our behalf is usually not required in these situations due to the existence of comparable market values of debt issued by peer companies.
      Except for the 2002 Mitchell merger, Devon’s mergers and acquisitions have involved other entities whose operations were predominantly in the area of exploration, development and production activities related to oil and gas properties. However, in addition to exploration, development and production activities, Mitchell’s business also included substantial marketing and midstream activities. Therefore, a portion of the Mitchell purchase price was allocated to the fair value of Mitchell’s marketing and midstream facilities and equipment. This consisted primarily of natural gas processing plants and natural gas pipeline systems.
      The Mitchell midstream assets primarily served gas producing properties that were also acquired by Devon from Mitchell. Therefore, certain of the assumptions regarding future operations of the gas producing properties were also integral to the value of the midstream assets. For example, future quantities of natural gas estimated to be processed by natural gas processing plants were based on the same estimates used to value the proved and unproved gas producing properties. Future expected prices for marketing and midstream product sales were also based on price cases consistent with those used to value the oil and gas producing assets acquired from Mitchell. Based on historical costs and known trends and commitments, we also estimated future operating and capital costs of the marketing and midstream assets to arrive at estimated future cash flows. These cash flows were discounted at rates consistent with those used to discount future net cash flows from oil and gas producing assets to arrive at our estimated fair value of the marketing and midstream facilities and equipment.
      In addition to the valuation methods described above, Devon performs other quantitative analyses to support the indicated value in any business combination. These analyses include information related to comparable companies, comparable transactions and premiums paid.
      In a comparable companies analysis, we review the public stock market trading multiples for selected publicly traded independent exploration and production companies with comparable financial and operating characteristics. Such characteristics are market capitalization, location of proved reserves and the characterization of those reserves that we deem to be similar to those of the party to the proposed business combination. These comparable company multiples are compared to the proposed business combination company multiples for reasonableness.
      In a comparable transactions analysis, we review certain acquisition multiples for selected independent exploration and production company transactions and oil and gas asset packages announced recently. The comparable transaction multiples are compared to the proposed business combination transaction multiples for reasonableness.
      In a premiums paid analysis, we use a sample of selected independent exploration and production company transactions in addition to selected transactions of all publicly traded companies announced recently, to review the premiums paid to the price of the target one day, one week and one month prior to the announcement of the transaction. Devon uses this information to determine the mean and median premiums paid and compares them to the proposed business combination premium for reasonableness.
      While these estimates of fair value for the various assets acquired and liabilities assumed have no effect on Devon’s liquidity or capital resources, they can have an effect on the future results of operations. Generally, the higher the fair value assigned to both the oil and gas properties and non-oil and gas properties, the lower future net earnings will be as a result of higher future depreciation, depletion and amortization expense. Also, a higher fair value assigned to the oil and gas properties, based on higher future estimates of oil and gas prices, will increase the likelihood of a full cost ceiling writedown in the event that subsequent oil and gas prices drop below Devon’s price forecast that was used to originally determine fair value. A full cost ceiling writedown would have no effect on liquidity or capital resources in that period. However, it would adversely affect our future results of operations. The full cost ceiling writedown is a noncash charge. As discussed in the “Capital Resources and Liquidity” section, in calculating our debt-to-capitalization ratio under our credit agreement, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments.
      Our estimates of reserve quantities are one of the many estimates that are involved in determining the appropriate fair value of the oil and gas properties acquired in a business combination. As previously disclosed in our discussion of the full cost ceiling calculations, during the past five years, Devon’s annual revisions to its reserve estimates have averaged approximately 2%. As discussed in the preceding paragraphs, there are numerous estimates in addition to reserve quantity estimates that are involved in determining the fair value of oil and gas properties acquired in a business combination. The inter-relationship of these estimates makes it impractical to provide additional quantitative analyses of the effects of changes in these estimates.

Valuation of Goodwill
      Goodwill is tested for impairment at least annually. This requires us to estimate the fair values of our own assets and liabilities in a manner similar to the process described above for a business combination. Therefore, considerable judgment similar to that described above in connection with estimating the fair value of an acquired company in a business combination is also required to assess goodwill for impairment.
      Generally, the higher the fair value assigned to both the oil and gas properties and non-oil and gas properties, the lower goodwill would be. A lower goodwill value decreases the likelihood of an impairment charge. However, unfavorable changes in reserves or in our price forecast would increase the likelihood of a goodwill impairment charge. A goodwill impairment charge would have no effect on liquidity or capital resources. However, it would adversely affect Devon’s results of operations in that period.
      Due to the inter-relationship of the various estimates involved in assessing goodwill for impairment, it is impractical to provide quantitative analyses of the effects of potential changes in these estimates, other than to note the historical average changes in Devon’s reserve estimates previously set forth.
Impact of Recently Issued Accounting Standards Not Yet Adopted
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 regarding stock-based employee compensation plans. APB Opinion No. 25 requires recognition of compensation expense only if the current market price of the underlying stock exceeded the stock option exercise price on the date of grant. Additionally, SFAS No. 123 established fair value-based accounting for stock-based employee compensation plans but allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Also, pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. We will adopt the provisions of SFAS No. 123(R) in the third quarter of 2005 and anticipate adopting SFAS No. 123(R) using the modified prospective method. Under this method, we will recognize compensation expense for all stock-based awards granted or modified on or after July 1, 2005, as well as any previously granted awards that are not fully vested as of July 1, 2005. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) on our consolidated results of operations. However, we do not expect such impact to be material upon adoption in the third quarter of 2005.
      In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. In the first quarter of 2005, Devon’s board of directors approved the repatriation of $500 million of earnings from Canadian operations which will be taxed at a reduced income tax rate caused by the DRD. As a result, Devon will recognize in the first quarter of 2005 approximately $30 million of additional current income tax expense.
SEC Inquiry Relating to Equatorial Guinea
      On August 6, 2004, the SEC notified Devon that it was conducting an inquiry into payments made to the government of Equatorial Guinea, or to officials and persons affiliated with officials of the government of Equatorial Guinea. This inquiry follows an investigation and public hearing conducted by the United States Senate Permanent Subcommittee on Investigations, which reviewed the transactions of various foreign governments, including that of Equatorial Guinea, with Riggs Bank. The investigation and hearing also reviewed the operations of those U.S. oil companies having interests in Equatorial Guinea, including Devon. Devon is cooperating with the SEC inquiry.
2005 Estimates
      The forward-looking statements provided in this discussion are based on management’s examination of historical operating trends, the information which was used to prepare the December 31, 2004 reserve reports and other data in our possession or available from third parties. Devon cautions that its future oil, natural gas and NGL production, revenues and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development, production and sale of oil, gas and NGLs. These risks include, but are not limited to, price volatility, inflation or lack of availability of goods and services, environmental risks, drilling risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves, and other risks as outlined below.
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
      Also, the financial results of our foreign operations are subject to currency exchange rate risks. Additional risks are discussed below in the context of line items most affected by such risks.

Specific Assumptions and Risks Related to Price and Production Estimates
      Prices for oil, natural gas and NGLs are determined primarily by prevailing market conditions. Market conditions for these products are influenced by regional and worldwide economic conditions, weather and other local market conditions. These factors are beyond our control and are difficult to predict. In addition to volatility in general, Devon’s oil, gas and NGL prices may vary considerably due to differences between regional markets, differing quality of oil produced (i.e., sweet crude versus heavy or sour crude), differing Btu contents of gas produced, transportation availability and costs and demand for the various products derived from oil, natural gas and NGLs. Substantially all of Devon’s revenues are attributable to sales, processing and transportation of these three commodities. Consequently, our financial results and resources are highly influenced by price volatility.
      Estimates for Devon’s future production of oil, natural gas and NGLs are based on the assumption that market demand and prices will continue at levels that allow for profitable production of these products. There can be no assurance of such stability. Most of our Canadian production of oil, natural gas and NGLs is subject to government royalties that fluctuate with prices. Thus, price fluctuations can affect reported production. Also, our international production is governed by payout agreements with the governments of the countries in which we operate. If the payout under these agreements is attained earlier than projected, Devon’s net production and proved reserves in such areas could be reduced.
      Estimates for our future processing and transport of oil, natural gas and NGLs are based on the assumption that market demand and prices will continue at levels that allow for profitable processing and transport of these products. There can be no assurance of such stability.
      The production, transportation, processing and marketing of oil, natural gas and NGLs are complex processes which are subject to disruption from many causes. These causes include transportation and processing availability, mechanical failure, human error, meteorological events including, but not limited to, hurricanes, and numerous other factors. The following forward-looking statements were prepared assuming demand, curtailment, producibility and general market conditions for Devon’s oil, natural gas and NGLs during 2005 will be substantially similar to those of 2004, unless otherwise noted.
      Unless otherwise noted, all of the following dollar amounts are expressed in U.S. dollars. Amounts related to Canadian operations have been converted to U.S. dollars using a projected average 2005 exchange rate of $0.82 U.S. to $1.00 Canadian. The actual 2005 exchange rate may vary materially from this estimate. Such variations could have a material effect on the following estimates.
      Though we have completed several major property acquisitions and dispositions in recent years, these transactions are opportunity driven. Thus, the following forward-looking data excludes the financial and operating effects of potential property acquisitions or divestitures, except as discussed in “Property Acquisitions and Divestitures,” during the year 2005. The timing and ultimate results of such acquisition and divestiture activity is difficult to predict, and may vary materially from that discussed in this report.

Geographic Reporting Areas for 2005
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

Year 2005 Potential Operating Items
      The estimates related to oil, gas and NGL production, operating costs and DD&A set forth in the following paragraphs are based on estimates for Devon’s properties other than those that have been designated for possible sale (See “Property Acquisitions and Divestitures”). Therefore, the following estimates exclude the results of the potential sale properties for the entire year.
      Oil, Gas and NGL Production Set forth in the following paragraphs are individual estimates of Devon’s oil, gas and NGL production for 2005. On a combined basis, Devon estimates its 2005 oil, gas and NGL production will total 217 MMBoe. Of this total, approximately 92% is estimated to be produced from reserves classified as “proved” at December 31, 2004.
      Oil Production We expect our oil production in 2005 to total 60 MMBbls. Of this total, approximately 95% is estimated to be produced from reserves classified as “proved” at December 31, 2004. The expected production by area is as follows:

(MMBbls)

United States Onshore	12
United States Offshore	10
Canada	12
International	26
      Oil Prices — Fixed Through various price swaps, Devon has fixed the price it will receive in 2005 on a portion of its oil production. The following table includes information on this fixed-price production by area. Where necessary, the prices have been adjusted for certain transportation costs that are netted against the prices recorded by Devon.

			Months of
	Bbls/Day	Price/Bbl	Production

United States Offshore	10,000	$27.17	Jan - Dec
Canada	6,000	$27.26	Jan - Dec
International	6,000	$25.88	Jan - Dec
      Oil Prices — Floating Devon’s 2005 average prices for each of its areas are expected to differ from the NYMEX price as set forth in the following table. The NYMEX price is the monthly average of settled prices on each trading day for benchmark West Texas Intermediate crude oil delivered at Cushing, Oklahoma.

Expected Range of Oil Prices
as a % of NYMEX Price

United States Onshore	90% to 95%
United States Offshore	91% to 96%
Canada	76% to 81%
International	84% to 90%
      We have also entered into costless price collars that set a floor and ceiling price for a portion of our 2005 oil production that is otherwise subject to floating prices. The floor and ceiling prices related to domestic and Canadian oil production are based on the NYMEX price. The floor and ceiling prices related to international oil production are based on the Brent price. If the NYMEX or Brent price is outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. As long as Devon meets the ongoing requirements of hedge accounting for its derivatives, any such settlements will either increase or decrease Devon’s oil revenues for the period. Because our oil volumes are often sold at prices that differ from the NYMEX or Brent price due to differing quality (i.e., sweet crude versus heavy or sour crude) and transportation costs from different geographic areas, the floor and ceiling prices of the various collars do not reflect actual limits of Devon’s realized prices for the production volumes related to the collars.

      The international oil prices shown in the following table have been adjusted to a NYMEX-based price, using our estimates of 2005 differentials between NYMEX and the Brent price upon which the collars are based.
      To simplify the presentation, Devon’s costless collars as of December 31, 2004, have been aggregated in the following table according to similar floor prices and similar ceiling prices. The floor and ceiling prices shown are weighted averages of the various collars in each aggregated group.

		Weighted Average

		Floor Price	Ceiling Price	Months of
Area	Bbls/Day	Per Bbl	Per Bbl	Production

United States Onshore	3,000	$22.00	$28.25	Jan - Dec
United States Offshore	17,000	$22.00	$27.62	Jan - Dec
Canada	15,000	$22.00	$28.28	Jan - Dec
International	15,000	$23.50	$29.61	Jan - Dec
      Gas Production We expect our 2005 gas production to total 804 Bcf. Of this total, approximately 90% is estimated to be produced from reserves classified as “proved” at December 31, 2004. The expected production by area is as follows:

(Bcf)

United States Onshore	460
United States Offshore	82
Canada	255
International	7
      Gas Prices — Fixed Through various price swaps and fixed-price physical delivery contracts, we have fixed the price we will receive in 2005 on a portion of our natural gas production. The following table includes information on this fixed-price production by area. Where necessary, the prices have been adjusted for certain transportation costs that are netted against the prices recorded by Devon, and the prices have also been adjusted for the Btu content of the gas hedged.

			Months of
	Mcf/Day	Price/Mcf	Production

United States Onshore	7,343	$3.40	Jan - Dec
Canada	38,578	$2.89	Jan - Jun
Canada	38,578	$2.96	Jul - Dec
International	12,000	$2.35	Jan - Dec
      Gas Prices — Floating For the natural gas production for which prices have not been fixed, Devon’s 2005 average prices for each of its areas are expected to differ from the NYMEX price as set forth in the following table. The NYMEX price is determined to be the first-of-month South Louisiana Henry Hub price index as published monthly in Inside FERC.

Expected Range of Gas Prices
as a % of NYMEX Price

United States Onshore	84% to 93%
United States Offshore	98% to 107%
Canada	80% to 88%
International	50% to 60%
      We have also entered into costless price collars that set a floor and ceiling price for a portion of our 2005 natural gas production that otherwise is subject to floating prices. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. Any such settlements will either increase or decrease Devon’s gas revenues for the period. Because our gas volumes are often sold at prices that differ from the related regional indices, and due to differing Btu contents of gas produced, the floor and ceiling prices of the various collars do not reflect actual limits of our realized prices for the production volumes related to the collars.
      The prices shown in the following table have been adjusted to a NYMEX-based price, using our estimates of 2005 differentials between NYMEX and the specific regional indices upon which the collars are based. The floor and ceiling prices related to the collars are based on various regional first-of-the-month price indices as published monthly by Inside FERC.
      To simplify presentation, Devon’s costless collars have been aggregated in the following table according to similar floor prices and similar ceiling prices. The floor and ceiling prices shown are weighted averages of the various collars in each aggregated group.

		Weighted Average

	MMBtu/	Floor Price	Ceiling Price	Months of
Area	Day	per MMBtu	per MMBtu	Production

United States Onshore	40,000	$4.04	$7.00	Jan - Jun
United States Offshore	40,000	$3.50	$7.50	Jan - Dec
United States Offshore	70,000	$4.09	$7.00	Jan - Jun
      NGL Production Devon expects its 2005 production of NGLs to total 23 MMBbls. Of this total, 93% is estimated to be produced from reserves classified as “proved” at December 31, 2004. The expected production by area is as follows:

(MMBbls)

United States Onshore	17
United States Offshore	1
Canada	5
      Marketing and Midstream Revenues and Expenses Devon’s marketing and midstream revenues and expenses are derived primarily from its natural gas processing plants and natural gas transport pipelines. These revenues and expenses vary in response to several factors. The factors include, but are not limited to, changes in production from wells connected to the pipelines and related processing plants, changes in the absolute and relative prices of natural gas and NGL contract provisions, and the amount of repair and workover activity required to maintain anticipated transportation and processing levels.
      These factors, coupled with uncertainty of future natural gas and NGL prices, increase the uncertainty inherent in estimating future marketing and midstream revenues and expenses. Given these uncertainties, we estimate that 2005 marketing and midstream revenues will be between $1.26 billion and $1.40 billion, and marketing and midstream expenses will be between $1.00 billion and $1.10 billion.
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
      Given these uncertainties, we estimate that 2005 lease operating expenses (including transportation costs) will be between $1.155 billion and $1.225 billion and production taxes will be between 3.25% and 3.75% of consolidated oil, natural gas and NGL revenues. This excludes the effect on revenues from hedges, upon which production taxes are not incurred.
      Depreciation, Depletion and Amortization (“DD&A”) The 2005 oil and gas property DD&A rate will depend on various factors. Most notable among such factors are the amount of proved reserves that will be added from drilling or acquisition efforts in 2005 compared to the costs incurred for such efforts, and the revisions to Devon’s year-end 2004 reserve estimates that, based on prior experience, are likely to be made during 2005.
      Given these uncertainties, oil and gas property related DD&A expense for 2005 is expected to be between $1.86 billion and $1.94 billion. Based on these DD&A amounts and the production estimates set forth earlier, we expect our oil and gas property related DD&A rate will be between $8.60 per Boe and $9.00 per Boe.
      Additionally, we expect depreciation and amortization expense related to non-oil and gas property fixed assets to total between $150 million and $160 million.
      Accretion of Asset Retirement Obligation Devon expects its 2005 accretion of its asset retirement obligation to be between $40 million and $45 million.
      General and Administrative Expenses (“G&A”) G&A includes the costs of many different goods and services used in support of our business. These goods and services are subject to general price level increases or decreases. In addition, Devon’s G&A varies with its level of activity and the related staffing needs as well as with the amount of professional services required during any given period. Should our needs or the prices of the required goods and services differ significantly from current expectations, actual G&A could vary materially from the estimate.
      The planned property dispositions have further added to the uncertainties around G&A estimates. Devon is currently in the process of determining the appropriate staffing needs subsequent to the dispositions. Specifically excluded from these estimates are both severance related costs and the cost savings that would result from an expected reduction of headcount. Any cost savings from these reductions will be dependent not only on the level of staff reductions, but also on the timing. As a result, until this process is complete, actual 2005 G&A could vary materially from current estimates.
      Given these limitations, consolidated G&A in 2005 is expected to be between $260 million and $280 million.
      Reduction of Carrying Value of Oil and Gas Properties We follow the full cost method of accounting for our oil and gas properties. Under the full cost method, Devon’s net book value of oil and gas properties, less related deferred income taxes (the “costs to be recovered”), may not exceed a calculated “full cost ceiling.” The ceiling limitation is the discounted estimated after-tax future net revenues from oil and gas properties plus the cost of properties not subject to amortization. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Such contracts include derivatives accounted for as cash flow hedges. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.
      Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, and requires a 10% discount factor, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than our long-term price forecast that is a barometer for true fair value. Therefore, oil and gas property writedowns that result from applying the full cost ceiling limitation, and that are caused by fluctuations in price as opposed to reductions to the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.
      Because of the volatile nature of oil and gas prices, it is not possible to predict whether we will incur a full cost writedown in future periods.
      Interest Expense Future interest rates and debt outstanding have a significant effect on Devon’s interest expense. Additionally, we can only marginally influence the prices we will receive in 2005 from sales of oil, natural gas and NGLs and the resulting cash flow. These factors increase the margin of error inherent in estimating future interest expense. Other factors which affect interest expense, such as the amount and timing of capital expenditures, are within our control.
      The interest expense in 2005 related to our fixed-rate debt, including net accretion of related discounts, will be approximately $430 million. This fixed-rate debt removes the uncertainty of future interest rates from some, but not all, of Devon’s long-term debt. Our floating rate debt is discussed in the following paragraphs.
      We have various debt instruments which have been converted to floating rate debt through the use of interest rate swaps. Our floating rate debt is as follows:

Debt Instrument	Notional Amount		Floating Rate

	(In millions)
7.625% senior notes due in 2005	$125		LIBOR plus 237 basis points
10.25% bonds due in 2005	$235		LIBOR plus 711 basis points
2.75% notes due in 2006	$500		LIBOR less 26.8 basis points
6.55% senior notes due 2006	$166	(1)	Banker’s Acceptance plus 340 basis points
4.375% senior notes due in 2007	$400		LIBOR plus 40 basis points
6.75% senior notes due 2011	$400		LIBOR plus 197 basis points

(1)	Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.8308 as of December 31, 2004.
      Based on future LIBOR rates as of January 31, 2005, interest expense on our floating rate debt, including net amortization of premiums, is expected to total between $75 million and $85 million in 2005.
      Devon’s interest expense totals have historically included payments of facility and agency fees, amortization of debt issuance costs, the effect of interest rate swaps not accounted for as hedges, and other miscellaneous items not related to the debt balances outstanding. We expect between $5 million and $15 million of such items to be included in our 2005 interest expense. Also, we expect to capitalize between $65 million and $75 million of interest during 2005.
      Based on the information related to interest expense set forth herein and assuming no material changes in Devon’s levels of indebtedness or prevailing interest rates, other than the retirement of debt due to mature in 2005, we expect our 2005 interest expense will be between $445 million and $455 million.
      Effects of Changes in Foreign Currency Rates Our Canadian subsidiary has $400 million of fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar during 2005 will increase or decrease the Canadian dollar equivalent balance of this debt. Such changes in the Canadian dollar equivalent balance of the debt are required to be included in determining net earnings for the period in which the exchange rate changes. Because of the variability of the exchange rate, it is difficult to estimate the effect which will be recorded in 2005. However, based on the December 31, 2004, Canadian-to-U.S. dollar exchange rate of $0.8308 and Devon’s forecast 2005 rate of $0.8200, we expect to record an expense of approximately $5 million. The actual 2005 effect will depend on the exchange rate as of December 31, 2005.
      Other Revenues Devon’s other revenues in 2005 are expected to be between $260 million and $270 million. Included as part of other revenues is a $150 million gain on the sale of certain assets in the first quarter of 2005.
      Our estimate of 2005 other revenues does not include the effect of any early settlements or hedge ineffectiveness of outstanding commodity price hedges as a result of the property dispositions. The amount of any settlement gain or loss or hedge ineffectiveness will depend not only on the timing of the property sales but also on the forward prices in effect at that time. As a result, Devon is unable to predict the effect that these early settlements or hedge ineffectiveness may have on its earnings. Under current market conditions, we would expect to record a loss on these early settlements or hedge ineffectiveness.

      Income Taxes Our financial income tax rate in 2005 will vary materially depending on the actual amount of financial pre-tax earnings. The tax rate for 2005 will be significantly affected by the proportional share of consolidated pre-tax earnings generated by U.S., Canadian and International operations due to the different tax rates of each country. There are certain tax deductions and credits that will have a fixed impact on 2005’s income tax expense regardless of the level of pre-tax earnings that are produced. Given the uncertainty of our pre-tax earnings amount, we estimate that our consolidated financial income tax rate in 2005 will be between 25% and 45%. The current income tax rate is expected to be between 20% and 30%. The deferred income tax rate is expected to be between 5% and 15%. Significant changes in estimated capital expenditures, production levels of oil, gas and NGLs, the prices of such products, marketing and midstream revenues, or any of the various expense items could materially alter the effect of the aforementioned tax deductions and credits on 2005’s financial income tax rates.
      Property Acquisitions and Divestitures Though Devon has completed several major property acquisitions in recent years, these transactions are opportunity driven. Thus, we do not “budget,” nor can we reasonably predict, the timing or size of such possible acquisitions, if any.
      During 2005, we contemplate the disposition of certain oil and gas properties (the “Disposition Properties”). The Disposition Properties are predominantly properties that are either outside of our core-operating areas or otherwise do not fit our current strategic objectives. The Disposition Properties are located in the U.S. and Canada. At this time, we expect the dispositions will occur in the first half of 2005.
      The estimates of our 2005 results previously set forth exclude any results from the Disposition Properties. The Disposition Properties’ actual contributions to our 2005 operating results will depend upon the timing of the dispositions. The estimated first quarter 2005 results from the Disposition Properties (which are not included in the previous 2005 estimates in this report) are as follows:

	Estimated Production — 1st Quarter 2005

	Oil	Gas	NGLs	Total
	(MMBbls)	(Bcf)	(MMBbls)	MMBoe

United States Onshore	0.4	6	0.3	1.7
United States Offshore	1.7	11	0.1	3.6
Canada	0.5	9	—	2.0

Total	2.6	26	0.4	7.3

Expected Range of Expense
1st Quarter 2005

(In millions)
Lease operating expenses, including transportation	$48 to $50
DD&A expenses	$76 to $78
      Not included in these estimates is the effect of any early settlements or hedge ineffectiveness of outstanding commodity price hedges as a result of the dispositions. The amount of any settlement gain or loss or hedge ineffectiveness will depend not only on the timing of the property sales but also on the forward prices in effect at that time. As a result, Devon is unable to predict the effect that these early settlements or hedge ineffectiveness may have on its earnings. Under current market conditions, we would expect to record a loss on these early settlements.

Year 2005 Potential Capital Sources, Uses and Liquidity
      Capital Expenditures Devon’s capital expenditures budget is based on an expected range of future oil, natural gas and NGL prices as well as the expected costs of the capital additions. Should actual prices received differ materially from Devon’s price expectations for its future production, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2005 capital expenditures. In addition, if the actual material or labor costs of the budgeted items vary significantly from the anticipated amounts, actual capital expenditures could vary materially from our estimates.
      Given the limitations discussed, we expect 2005 capital expenditures for drilling and development efforts, plus related facilities, to total between $2.6 billion and $3.0 billion. These amounts include between $390 million and $450 million for drilling and facilities costs related to reserves classified as proved as of year-end 2004. In addition, these amounts include between $1.345 billion and $1.555 billion for other production capital and between $865 million and $995 million for exploration capital. Other production capital includes development drilling that does not offset currently productive units and for which there is not a certainty of continued production from a known productive formation. Exploration capital includes exploratory drilling to find and produce oil or gas in previously untested fault blocks or new reservoirs.
      The following table shows expected drilling and facilities expenditures by geographic area.

Exploration and Production Expenditures

	United States	United States
	Onshore	Offshore	Canada	International	Total

(In millions)
Production capital related to proved reserves	$190 - $ 215	$85 - $ 95	$70 - $ 85	$45 - $ 55	$390 - $ 450
Other production capital	$655 - $ 765	$40 - $ 50	$615 - $ 695	$35 - $ 45	$1,345 - $1,555
Exploration capital	$165 - $ 190	$240 - $265	$310 - $ 345	$150 - $195	$865 - $ 995

Total	$1,010 - $1,170	$365 - $410	$995 - $1,125	$230 - $295	$2,600 - $3,000

      In addition to the above expenditures for drilling and development, Devon expects to spend between $85 million to $95 million on its marketing and midstream assets, which include its oil pipelines, gas processing plants, CO2 removal facilities and gas transport pipelines. We also expect to capitalize between $165 million and $175 million of G&A expenses in accordance with the full cost method of accounting and to capitalize between $65 million and $75 million of interest. We also expect to pay between $25 million and $30 million for plugging and abandonment charges, and to spend between $70 million and $80 million for other non-oil and gas property fixed assets.
      Other Cash Uses Devon’s management expects the policy of paying a quarterly common stock dividend to continue. With the current $0.075 per share quarterly dividend rate and 484 million shares of common stock outstanding as of December 31, 2004, dividends are expected to approximate $145 million. Also, Devon has $150 million of 6.49% cumulative preferred stock upon which it will pay $10 million of dividends in 2005.
      On September 27, 2004, Devon announced its intention to buy back up to 50 million shares of its common stock in conjunction with a stock buyback program. The shares will be repurchased with cash flow from operations and proceeds from the planned property divestitures. As of February 28, 2005, Devon has repurchased 12.5 million shares at a total cost of $501 million, or $40.04 per share.
      Capital Resources and Liquidity Devon’s estimated 2005 cash uses, including its drilling and development activities and repurchase of common stock, are expected to be funded primarily through a combination of working capital, operating cash flow and proceeds from its planned property divestitures, with the remainder, if any, funded with borrowings from our credit facility. The amount of operating cash flow to be generated during 2005 is uncertain due to the factors affecting revenues and expenses as previously cited. However, we expect our combined capital resources to be more than adequate to fund our anticipated capital expenditures and other cash uses for 2005. As of December 31, 2004, we had $2.1 billion of cash and short-term investments and $1.3 billion available under our $1.5 billion of credit facilities, net of $0.2 billion of outstanding letters of credit. If significant acquisitions or other unplanned capital requirements arise during the year, we could utilize our existing credit facilities and/or seek to establish and utilize other sources of financing.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Devon’s potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, gas and NGL prices, interest rates and foreign currency exchange rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how Devon views and manages its ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
Commodity Price Risk
      Our major market risk exposure is in the pricing applicable to our oil, gas and NGL production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. and Canadian natural gas and NGL production. Pricing for oil, gas and NGL production has been volatile and unpredictable for several years.
      Devon periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions which hedge the future prices received. These transactions include financial price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, and costless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage Devon’s exposure to oil and gas price fluctuations.
      Devon’s total hedged positions on future production as of December 31, 2004 are set forth in the following tables.

Price Swaps
      Through various price swaps, we have fixed the price we will receive on a portion of our oil and natural gas production in 2005. The following tables include information on this fixed-price production by area. Where necessary, the oil and gas prices related to these swaps have been adjusted for certain transportation costs that are netted against the price recorded by Devon, and the gas price has also been adjusted for the Btu content of the production that has been hedged.
Oil Production

			Months of
Area	Bbls/Day	Price/Bbl	Production

United States Offshore	10,000	$27.17	Jan - Dec
Canada	6,000	$27.26	Jan - Dec
International	6,000	$25.88	Jan - Dec
Gas Production

			Months of
Area	Mcf/Day	Price/Mcf	Production

United States Onshore	7,343	$3.40	Jan - Dec

Costless Price Collars
      We have also entered into costless price collars that set a floor and ceiling price for a portion of our 2005 oil production that is otherwise subject to floating prices. The floor and ceiling prices related to domestic and Canadian oil production are based on the NYMEX price. The floor and ceiling prices related to international oil production are based on the Brent price. If the NYMEX or Brent price is outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. As long as Devon meets the ongoing requirements of hedge accounting for its derivatives, any such settlements will either increase or decrease Devon’s oil revenues for the period. Because our oil volumes are often sold at prices that differ from the NYMEX or Brent price due to differing quality (i.e., sweet crude versus heavy or sour crude) and transportation costs from different geographic areas, the floor and ceiling prices of the various collars do not reflect actual limits of Devon’s realized prices for the production volumes related to the collars.
      We have also entered into costless price collars that set a floor and ceiling price for a portion of our 2005 natural gas production that otherwise is subject to floating prices. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. Any such settlements will either increase or decrease Devon’s gas revenues for the period. Because Devon’s gas volumes are often sold at prices that differ from the related regional indices, and due to differing Btu contents of gas produced, the floor and ceiling prices of the various collars do not reflect actual limits of Devon’s realized prices for the production volumes related to the collars.
      To simplify presentation, our costless collars as of December 31, 2004 have been aggregated in the following tables according to similar floor prices and similar ceiling prices. The floor and ceiling prices shown are weighted averages of the various collars in each aggregated group.
      The international oil prices shown in the following table have been adjusted to a NYMEX-based price, using our estimates of 2005 differentials between NYMEX and the Brent price upon which the collars are based.
      The natural gas prices shown in the following table have been adjusted to a NYMEX-based price, using our estimates of future differentials between NYMEX and the specific regional indices upon which the collars are based. The floor and ceiling prices related to the collars are based on various regional first-of-the-month price indices as published monthly by Inside FERC.
Oil Production

		Weighted Average

		Floor	Ceiling
		Price Per	Price Per	Months of
Area	Bbls/Day	Bbl	Bbl	Production

United States Onshore	3,000	$22.00	$28.25	Jan - Dec
United States Offshore	17,000	$22.00	$27.62	Jan - Dec
Canada	15,000	$22.00	$28.28	Jan - Dec
International	15,000	$23.50	$29.61	Jan - Dec
Gas Production

		Weighted Average

		Floor	Ceiling
		Price Per	Price Per	Months of
Area	MMBtu/Day	MMBtu	MMBtu	Production

United States Onshore	40,000	$4.04	$7.00	Jan - Jun
United States Offshore	40,000	$3.50	$7.50	Jan - Dec
United States Offshore	70,000	$4.09	$7.00	Jan - Jun
      Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of its commodity hedging instruments. At

December 31, 2004 a 10% increase in the underlying commodities’ prices would have increased the net liabilities recorded for our commodity hedging instruments by $115 million.

Fixed-Price Physical Delivery Contracts
      In addition to the commodity hedging instruments described above, Devon also manages its exposure to oil and gas price risks by periodically entering into fixed-price contracts.
      We have fixed-price physical delivery contracts for the years 2005 through 2011 covering Canadian natural gas production ranging from 8 Bcf to 14 Bcf per year. From 2012 through 2016, Devon also has Canadian gas volumes subject to fixed-price contracts, but the yearly volumes are less than 1 Bcf.
      We also have fixed-price physical delivery contracts for the years 2005 through 2008 covering International natural gas production of 4 Bcf per year, except in 2008 when the volume drops to 3 Bcf.
Interest Rate Risk
      At December 31, 2004, Devon had debt outstanding of $8.0 billion. Of this amount, $6.0 billion, or 75%, bears interest at fixed rates averaging 7.0%. Devon also has a floating-to-fixed interest rate swap in which we will record a fixed rate of 6.4% on a notional amount of $104 million in 2005 and 2006 and 6.3% on a notional amount of $32 million in 2007.
      The remaining $1.8 billion of debt outstanding bears interest at floating rates. Included in the floating-rate debt is fixed-rate debt which has been converted to floating-rate debt through interest rate swaps. The terms of Devon’s Senior Credit Facility allow interest rates to be fixed at our option for periods of between seven to 180 days. As of December 31, 2004, there were no borrowings outstanding under the Senior Credit Facility. Following is a table summarizing the fixed-to-floating interest rate swaps with the related debt instrument and notional amounts.

Debt Instrument	Notional Amount		Floating Rate

	(In millions)
7.625% senior notes due in 2005	$125		LIBOR plus 237 basis points
10.25% bonds due in 2005	$235		LIBOR plus 711 basis points
2.75% notes due in 2006	$500		LIBOR less 26.8 basis points
6.55% senior notes due 2006	$166	(1)	Banker’s Acceptance plus 340 basis points
4.375% senior notes due in 2007	$400		LIBOR plus 40 basis points
6.75% senior notes due 2011	$400		LIBOR plus 197 basis points

(1)	Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.8308 as of December 31, 2004.
      Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in interest rates may have on the fair value of its interest rate swap instruments. At December 31, 2004, a 10% increase in the underlying interest rates would have decreased the fair value of Devon’s interest rate swaps by $28 million.
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

      Our Canadian subsidiary, Devon Canada, has $400 million of fixed-rate long-term debt that is denominated in U.S. dollars. Changes in the currency conversion rate between the Canadian and U.S. dollars between the beginning and end of a reporting period increase or decrease the expected amount of Canadian dollars required to repay the notes. The amount of such increase or decrease is required to be included in determining net earnings for the period in which the exchange rate changes. A 10% decrease in the Canadian-to-U.S. dollar exchange rate would cause us to record a charge of approximately $40 million in 2005. The $400 million becomes due in March 2011. Until then, the gains or losses caused by the exchange rate fluctuations have no effect on cash flow.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
FINANCIAL STATEMENT SCHEDULES
      All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Devon Energy Corporation:
      We have audited the accompanying consolidated balance sheets of Devon Energy Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Energy Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As described in Note 1 to the consolidated financial statements, as of January  1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Devon Energy Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Oklahoma City, Oklahoma
March 4, 2005

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,152	932
Short-term investments	967	341
Accounts receivable	1,320	946
Fair value of derivative financial instruments	1	13
Other current assets	143	132

Total current assets	3,583	2,364

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,187 and $3,336 excluded from amortization in 2004 and 2003, respectively)	32,114	28,546
Less accumulated depreciation, depletion and amortization	12,768	10,212

	19,346	18,334
Investment in ChevronTexaco Corporation common stock, at fair value	745	613
Fair value of derivative financial instruments	8	14
Goodwill	5,637	5,477
Other assets	417	360

Total assets	$29,736	27,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$715	859
Revenues and royalties due to others	487	315
Income taxes payable	223	15
Current portion of long-term debt	933	338
Accrued interest payable	139	130
Fair value of derivative financial instruments	399	153
Current portion of asset retirement obligation	46	42
Accrued expenses and other current liabilities	158	219

Total current liabilities	3,100	2,071

Debentures exchangeable into shares of ChevronTexaco Corporation common stock	692	677
Other long-term debt	6,339	7,903
Preferred stock of a subsidiary	—	55
Fair value of derivative financial instruments	72	52
Asset retirement obligation, long-term	693	629
Other liabilities	366	349
Deferred income taxes	4,800	4,370
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $.10 par value. Authorized 800,000,000 shares; issued 483,909,000 in 2004 and 479,534,000 in 2003	48	47
Additional paid-in capital	9,087	9,043
Retained earnings	3,693	1,614
Accumulated other comprehensive income	930	569
Deferred compensation and other	(85)	(32)
Treasury stock, at cost: none in 2004 and 7,354,000 shares in 2003	—	(186)

Total stockholders’ equity	13,674	11,056

Commitments and contingencies (Note 14)
Total liabilities and stockholders’ equity	$29,736	27,162

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	?(In millions, except per
	share amounts)
Revenues:
Oil sales	$2,202	1,588	909
Gas sales	4,732	3,897	2,133
NGL sales	554	407	275
Marketing and midstream revenues	1,701	1,460	999

Total revenues	9,189	7,352	4,316

Operating costs and expenses:
Lease operating expenses	1,280	1,078	775
Production taxes	255	204	111
Marketing and midstream operating costs and expenses	1,339	1,174	808
Depreciation, depletion and amortization of oil and gas properties	2,141	1,668	1,106
Depreciation and amortization of non-oil and gas properties	149	125	105
Accretion of asset retirement obligation	44	36	—
General and administrative expenses	277	307	219
Expenses related to mergers	—	7	—
Reduction of carrying value of oil and gas properties	—	111	651

Total operating costs and expenses	5,485	4,710	3,775

Earnings from operations	3,704	2,642	541
Other income (expenses):
Interest expense	(475)	(502)	(533)
Dividends on subsidiary’s preferred stock	—	(2)	—
Effects of changes in foreign currency exchange rates	23	69	1
Change in fair value of derivative financial instruments	(62)	1	28
Impairment of ChevronTexaco Corporation common stock	—	—	(205)
Other income	103	37	34

Net other expenses	(411)	(397)	(675)

Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	3,293	2,245	(134)
Income tax expense (benefit):
Current	752	193	23
Deferred	355	321	(216)

Total income tax expense (benefit)	1,107	514	(193)

Earnings from continuing operations before cumulative effect of change in accounting principle	2,186	1,731	59
Discontinued operations:
Results of discontinued operations before income taxes (including net gain on disposal of $31 million in 2002)	—	—	54
Income tax expense	—	—	9

Net results of discontinued operations	—	—	45

Earnings before cumulative effect of change in accounting principle	2,186	1,731	104
Cumulative effect of change in accounting principle, net of tax	—	16	—

Net earnings	2,186	1,747	104
Preferred stock dividends	10	10	10

Net earnings applicable to common stockholders	$2,176	1,737	94

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	Year Ended
	December 31,

	2004	2003	2002

Basic net earnings per share:
Earnings from continuing operations	$4.51	4.12	0.16
Net results of discontinued operations	—	—	0.15
Cumulative effect of change in accounting principle, net of tax	—	0.04	—

Net earnings	$4.51	4.16	0.31

Diluted net earnings per share:
Earnings from continuing operations	$4.38	4.00	0.16
Net results of discontinued operations	—	—	0.14
Cumulative effect of change in accounting principle, net of tax	—	0.04	—

Net earnings	$4.38	4.04	0.30

Weighted average common shares outstanding:
Basic	482	417	309

Diluted	499	433	313

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

				Retained	Accumulated
			Additional	Earnings	Other	Deferred		Total
	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Compensation	Treasury	Stockholders’
	Stock	Stock	Capital	Deficit)	Income (Loss)	and Other	Stock	Equity

	(In millions)
Balance as of December 31, 2001	$1	25	3,598	(147)	(28)	—	(190)	3,259
Comprehensive loss:
Net earnings	—	—	—	104	—	—	—	104
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	46	—	—	46
Reclassification adjustment for derivative gains reclassified into oil and gas sales	—	—	—	—	(39)	—	—	(39)
Change in fair value of derivative financial instruments	—	—	—	—	(217)	—	—	(217)
Minimum pension liability adjustment	—	—	—	—	(54)	—	—	(54)
Unrealized loss on marketable securities	—	—	—	—	(103)	—	—	(103)
Impairment of marketable securities	—	—	—	—	128	—	—	128

Other comprehensive loss								(239)

Comprehensive loss								(135)
Stock issued	—	6	1,556	—	—	—	2	1,564
Tax benefit related to employee stock options	—	—	6	—	—	—	—	6
Dividends on common stock	—	—	—	(31)	—	—	—	(31)
Dividends on preferred stock	—	—	—	(10)	—	—	—	(10)
Grant of restricted stock awards	—	—	3	—	—	(3)	—	—

Balance as of December 31, 2002	1	31	5,163	(84)	(267)	(3)	(188)	4,653
Comprehensive income:
Net earnings	—	—	—	1,747	—	—	—	1,747
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	766	—	—	766
Reclassification adjustment for derivative losses reclassified into oil and gas sales	—	—	—	—	198	—	—	198
Change in fair value of derivative financial instruments	—	—	—	—	(236)	—	—	(236)
Minimum pension liability adjustment	—	—	—	—	19	—	—	19
Unrealized gain on marketable securities	—	—	—	—	89	—	—	89

Other comprehensive income								836

Comprehensive income								2,583
Stock issued	—	14	3,817	—	—	—	2	3,833
Tax benefit related to employee stock options	—	—	31	—	—	—	—	31
Dividends on common stock	—	—	—	(39)	—	—	—	(39)
Dividends on preferred stock	—	—	—	(10)	—	—	—	(10)
Grant of restricted stock awards	—	2	32	—	—	(34)	—	—
Amortization of restricted stock awards	—	—	—	—	—	2	—	2
Other	—	—	—	—	—	3	—	3

Balance as of December 31, 2003	1	47	9,043	1,614	569	(32)	(186)	11,056
Comprehensive income:
Net earnings	—	—	—	2,186	—	—	—	2,186
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	388	—	—	388
Reclassification adjustment for derivative losses reclassified into oil and gas sales	—	—	—	—	410	—	—	410
Change in fair value of derivative financial instruments	—	—	—	—	(561)	—	—	(561)
Minimum pension liability adjustment	—	—	—	—	39	—	—	39
Unrealized gain on marketable securities	—	—	—	—	85	—	—	85

Other comprehensive income								361

Comprehensive income								2,547
Stock issued	—	1	264	—	—	—	(21)	244
Stock repurchased and retired	—	—	(189)	—	—	—	—	(189)
Conversion of preferred stock of a subsidiary	—	—	—	—	—	—	56	56
Tax benefit related to employee stock options	—	—	54	—	—	—	—	54
Dividends on common stock	—	—	—	(97)	—	—	—	(97)
Dividends on preferred stock	—	—	—	(10)	—	—	—	(10)
Grant of restricted stock awards	—	—	66	—	—	(66)	—	—
Amortization of restricted stock awards	—	—	—	—	—	11	—	11
Retirement of treasury stock	—	—	(151)	—	—	—	151	—
Other	—	—	—	—	—	2	—	2

Balance as of December 31, 2004	$1	48	9,087	3,693	930	(85)	—	13,674

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Cash flows from operating activities:
Earnings from continuing operations	$2,186	1,731	59
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	2,290	1,793	1,211
Accretion of asset retirement obligation	44	36	—
Accretion of discounts on long-term debt, net	11	19	33
Effects of changes in foreign currency exchange rates	(23)	(69)	(1)
Change in fair value of derivative financial instruments	62	(1)	(28)
Reduction of carrying value of oil and gas properties	—	111	651
Impairment of ChevronTexaco Corporation common stock	—	—	205
Operating cash flows from discontinued operations	—	—	28
(Gain) loss on sale of assets	(34)	7	(2)
Deferred income tax expense (benefit)	355	321	(216)
Other	31	(48)	(9)
Changes in assets and liabilities, net of effects of acquisitions of businesses:
(Increase) decrease in:
Accounts receivable	(345)	(164)	(80)
Other current assets	(20)	(34)	22
Long-term other assets	(91)	—	—
Increase (decrease) in:
Accounts payable	190	42	(74)
Income taxes payable	208	62	21
Accrued interest and expenses	(79)	(2)	(10)
Long-term other liabilities	31	(36)	(56)

Net cash provided by operating activities	4,816	3,768	1,754

Cash flows from investing activities:
Proceeds from sale of property and equipment	95	179	1,067
Capital expenditures, including acquisitions of businesses	(3,103)	(2,587)	(3,426)
Purchases of short-term investments	(3,215)	(702)	—
Sales of short-term investments	2,589	361	—
Discontinued operations (including net proceeds from sale of $336 million in 2002)	—	—	316
Other	—	(24)	(3)

Net cash used in investing activities	(3,634)	(2,773)	(2,046)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt, net of issuance costs	—	597	6,067
Principal payments on long-term debt	(973)	(1,118)	(5,657)
Issuance of common stock, net of issuance costs	268	155	32
Repurchase of common stock	(189)	—	—
Dividends paid on common stock	(97)	(39)	(31)
Dividends paid on preferred stock	(10)	(10)	(10)
Increase in long-term other liabilities	—	1	—

Net cash (used in) provided by financing activities	(1,001)	(414)	401

Effect of exchange rate changes on cash	39	59	—

Net increase in cash and cash equivalents	220	640	109
Cash and cash equivalents at beginning of year	932	292	183

Cash and cash equivalents at end of year	$1,152	932	292

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
      Devon also has marketing and midstream operations which are responsible for marketing natural gas, crude oil and NGLs, and constructing and operating pipelines, storage and treating facilities and gas processing plants. These services are performed for Devon as well as for unrelated third parties.
      The accounts of Devon’s wholly owned subsidiaries are included in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include estimates of proved reserves and related present value estimates of future net revenue, the carrying value of oil and gas properties, goodwill impairment assessment, asset retirement obligations, income taxes, valuation of derivative instruments, obligations related to employee benefits and legal and environmental risks and exposures. Actual amounts could differ from those estimates.

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
      Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved oil, natural gas and NGL reserves plus the cost of properties not subject to amortization. Estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil. Depletion is calculated using the capitalized costs, including estimated asset retirement obligations, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves in a particular country. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.
      Depreciation of midstream pipelines are provided on a units-of-production basis. Depreciation and amortization of other property and equipment, including corporate and other midstream assets and leasehold improvements, are provided using the straight-line method based on estimated useful lives from three to 39 years.
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
      Assuming the provisions of SFAS No. 143 had been adopted as of January 1, 2002, Devon’s 2002 net earnings would have been $5 million less than the reported 2002 net earnings. This would have also resulted in a $0.02 and $0.01 reduction to 2002 basic and diluted net earnings applicable to common stockholders, respectively.
      In September 2004, the SEC issued Staff Accounting Bulletin No. 106 (“SAB No. 106”) to provide guidance regarding the interaction of SFAS No. 143 with the full cost method of accounting for oil and gas properties. Specifically, SAB No. 106 clarifies the manner in which the full cost ceiling test and depletion of oil and gas properties should be calculated in accordance with the provisions of

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 143. Devon adopted SAB No. 106 prospectively in the fourth quarter of 2004. However, this adoption did not materially impact the full cost ceiling test calculation or depletion for 2004.

Short-Term Investments and Other Marketable Securities
      Devon reports its short-term investments and other marketable securities at fair value, except for debt securities in which management has the ability and intent to hold until maturity. At December 31, 2004 and 2003, Devon’s short-term investments consisted of $967 million and $341 million, respectively, of auction rate securities classified as available for sale. Although Devon’s auction rate securities have contractual maturities of more than 10 years, the underlying interest rates on such securities reset at intervals ranging from 7 to 49 days. Therefore, these auction rate securities are priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, Devon has classified its auction rate securities as short-term investments in the accompanying consolidated balance sheet. The 2003 balance of such securities was previously classified as cash equivalents due to the liquidity and pricing reset feature. In 2004, these securities were reclassified as short-term investments to conform to current year presentation. There was no impact on net earnings or cash flow from operations as a result of the reclassification.
      Devon’s only other significant investment security is its investment in approximately 14.2 million shares of ChevronTexaco Corporation (“ChevronTexaco”) common stock which is reported at fair value. Except for unrealized losses that are determined to be “other than temporary”, the tax effected unrealized gain or loss on the investment in ChevronTexaco common stock is recognized in other comprehensive income (loss) and reported as a separate component of stockholders’ equity.

Goodwill
      Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired and is tested for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for Devon’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. Devon performed annual impairment tests of goodwill in the fourth quarters of 2004, 2003 and 2002. Based on these assessments, no impairment of goodwill was required.
      The table below provides a summary of Devon’s goodwill, by assigned reporting unit, as of December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In millions)
United States	$3,061	3,073
Canada	2,508	2,336
International	68	68

Total	$5,637	5,477

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Gas Balancing
      Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline or truck or a tanker lifting has occurred. Cash received relating to future production is deferred and recognized when all revenue recognition criteria are met.
      Devon follows the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which Devon is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. If an imbalance exists at the time the wells’ reserves are depleted, settlements are made among the joint interest owners under a variety of arrangements. The liability is priced based on current market prices. No receivables are recorded for those wells where Devon has taken less than its share of production unless all revenue recognition criteria are met.
      Marketing and midstream revenues are recorded at the time products are sold or services are provided to third parties at a fixed or determinable price, when delivery or performance has occurred and title has transferred, and if collectibility of the revenue is probable. Revenues and expenses attributable to Devon’s NGL purchase and processing contracts are reported on a gross basis since Devon takes title to the products and has risks and rewards of ownership. The gas purchased under these contracts is processed in Devon-owned plants.

Major Purchasers
      No purchaser accounted for over 10% of revenues in 2004, 2003 and 2002.

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
      All derivatives are recognized as fair value of financial instruments on the consolidated balance sheets at their fair value. A substantial portion of Devon’s derivatives consists of contracts that hedge the price of future oil and natural gas production. These derivative contracts are cash flow hedges that qualify for hedge accounting treatment. Therefore, while fair values of such hedging instruments must be estimated as of the end of each reporting period, the changes in the fair values attributable to the effective portion of these hedging instruments are not included in Devon’s consolidated results of operations. Instead, the changes in fair value of the effective portion of these hedging instruments, net of tax, are recorded directly to accumulated other comprehensive income, a component of stockholders’ equity, until the hedged oil or natural gas quantities are produced. The ineffective portion of these hedging instruments is included in consolidated results of operations.
      To qualify for hedge accounting treatment, Devon designates its cash flow hedge instruments as such on the date the derivative contract is entered into or the date of a business combination which includes cash flow hedge instruments. Additionally, Devon documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Devon also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If Devon fails to meet the requirements for using hedge accounting treatment or the hedged

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction is no longer likely to occur, the changes in fair value of these hedging instruments would not be recorded directly to equity but in the consolidated results of operations. During 2004, 2003 and 2002, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of Devon’s derivatives.
      By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, Devon exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with counterparties that Devon believes are minimal credit risks. It is Devon’s policy to enter into derivative contracts only with investment grade rated counterparties deemed by management to be competent and competitive market makers.
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
      Devon does not hold or issue derivative instruments for speculative trading purposes. Devon’s commodity costless price collars and price swaps have been designated as cash flow hedges. Changes in the fair value of these derivatives are reported on the balance sheet in accumulated other comprehensive income. These amounts are reclassified to oil and gas sales when the forecasted transaction takes place.
      During 2004, 2003 and 2002, Devon recorded in its statements of operations a loss of $62 million, a gain of $1 million and a gain of $28 million, respectively, for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify as hedges.
      As of December 31, 2004, $395 million of net deferred losses on derivative instruments accumulated in accumulated other comprehensive income are expected to be reclassified to oil and gas sales during the next 12 months assuming no change in the forward commodity prices from the December 31, 2004 forward prices. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ losses to earnings are primarily the production and sale of oil and natural gas which includes the production hedged under the various derivative instruments. Presently, the maximum term over which Devon has hedged exposures to the variability of cash flows for commodity price risk under its various derivative instruments is 12 months.

Common Stock
      On September 27, 2004, Devon declared a two-for-one stock split, effected in the form of a stock dividend, to stockholders of record on October 29, 2004. Common stock shares and per share amounts for prior years have been restated to reflect this two-for-one stock split.

Stock Options
      Devon applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As allowed by SFAS No. 123, Devon has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.
      Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon’s 2004, 2003 and 2002 pro forma net earnings and pro forma net earnings per share would have differed from the amounts actually reported as shown in the following table.

	Year Ended December 31,

	2004	2003	2002

	(In millions, except per
	share amounts)
Net earnings available to common stockholders, as reported	$2,176	1,737	94
Add stock-based employee compensation expense included in reported net earnings, net of related tax expense	7	2	1
Deduct total stock-based employee compensation expense determined under fair value based method for all awards (see Note 11), net of related tax expense	(31)	(23)	(17)

Net earnings available to common stockholders, pro forma	$2,152	1,716	78

Net earnings per share available to common stockholders:
As reported:
Basic	$4.51	4.16	0.31
Diluted	$4.38	4.04	0.30
Pro forma:
Basic	$4.46	4.11	0.25
Diluted	$4.33	3.99	0.25
      The weighted average fair values of stock options granted during 2004, 2003 and 2002 were $10.32, $8.14 and $7.63, respectively. The fair value of each option grant was estimated for disclosure purposes on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.2%, 2.8% and 3.2%; dividend yields of 0.5%, 0.4% and 0.4%; expected lives of four, four and five years; and volatility of the price of the underlying common stock of 32.2%, 37.9% and 41.8%.

Income Taxes
      Devon accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the future tax consequences attributable to the future utilization of existing tax net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For 2004, undistributed earnings of foreign subsidiaries were determined to be permanently reinvested. Therefore, no U.S. deferred income taxes were provided on such amounts at December 31, 2004.
      In October 2004, Congress enacted new tax legislation allowing qualifying corporations to repatriate cash from foreign operations at a reduced income tax rate. In addition, this tax legislation creates a new U.S. tax deduction which will be phased in starting in 2005 for companies with domestic production

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activities, including oil and gas extraction. In the first quarter of 2005, Devon’s board of directors approved the repatriation of $500 million of earnings from Canadian operations which will be taxed at the reduced income tax rate. As a result, Devon will recognize in the first quarter of 2005 approximately $30 million of additional current income tax expense (which would have been the same approximate amount recognized in 2004 if Devon had finalized its repatriation plans prior to 2005).

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for 2004, 2003 and 2002.

	Net
	Earnings	Weighted
	Applicable to	Average	Net
	Common	Common Shares	Earnings
	Stockholders	Outstanding	per Share

	(In millions, except per share amounts)
Year Ended December 31, 2004:
Basic earnings per share	$2,176	482	$4.51
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	8
Dilutive effect of potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $6 million)	10	9

Diluted earnings per share	$2,186	499	$4.38

Year Ended December 31, 2003:
Basic earnings per share	$1,737	417	$4.16
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	6
Dilutive effect of potential common shares issuable upon conversion of preferred stock of subsidiary acquired in 2003 merger	2	1
Dilutive effect of potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $6 million)	9	9

Diluted earnings per share	$1,748	433	$4.04

Year Ended December 31, 2002:
Basic earnings per share	$94	309	$0.31
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$94	313	$0.30

      The senior convertible debentures included in the 2004 and 2003 dilution calculations were not included in the 2002 dilution calculation because the effect of inclusion was anti-dilutive.
      Certain options to purchase shares of Devon’s common stock have been excluded from the dilution calculations because the options’ exercise price exceeded the average market price of Devon’s common stock during the applicable year. The following information relates to these options.

	2004	2003	2002

Options excluded from dilution calculation (in millions)	4	10	11
Range of exercise prices	$33.00 - $44.83	$24.96 - $44.83	$22.75 - $44.83
Weighted average exercise price	$38.22	$28.05	$25.42

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The excluded options for 2004 expire between January 9, 2007 and December 8, 2012.

Foreign Currency Translation Adjustments
      Devon’s Canadian subsidiaries use the Canadian dollar as their functional currency. Therefore, the assets and liabilities of Devon’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity. Devon’s International subsidiaries use the U.S. dollar as their functional currency.

Statements of Cash Flows
      For purposes of the consolidated statements of cash flows, Devon considers all highly liquid investments with original contractual maturities of three months or less to be cash equivalents.

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

Reclassifications
      Certain prior period amounts have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards Not Yet Adopted
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 regarding stock-based employee compensation plans. APB Opinion No. 25 requires recognition of compensation expense only if the current market price of the underlying stock exceeded the stock option exercise price on the date of grant. Additionally, SFAS No. 123 established fair value-based accounting for stock-based employee compensation plans but allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Also, pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Devon will adopt the provisions of SFAS No. 123(R) in the third quarter of 2005 and anticipates adopting SFAS No. 123(R) using the modified prospective method. Under this method, Devon will recognize compensation expense for all stock-based awards granted or modified on or after July 1, 2005, as well as any previously granted awards that are not fully vested as of July 1, 2005. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Devon is currently assessing the impact of adopting SFAS No. 123(R) on consolidated results of operations. However, Devon does not expect such impact to be material upon adoption in the third quarter of 2005.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Combinations and Pro Forma Information

Ocean Energy, Inc.
      On April 25, 2003, Devon completed its merger with Ocean Energy, Inc. (“Ocean”). In the transaction, Devon issued 0.828 shares of its common stock for each outstanding share of Ocean common stock (or a total of approximately 148 million shares). Also, Devon assumed approximately $1.8 billion of debt (current and long-term) from Ocean.
      Devon acquired Ocean primarily for the significant production, development projects and exploration prospects in both the deepwater Gulf of Mexico and internationally, and the additional producing assets onshore in the United States and in the shallower shelf regions of the Gulf of Mexico.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The calculation of the purchase price and the allocation to assets and liabilities are shown below.

(In millions,
except share price)
Calculation and allocation of purchase price:
Shares of Devon common stock issued to Ocean stockholders	148
Average Devon stock price	$24.03

Fair value of common stock issued	$3,546
Plus merger costs incurred	114
Plus fair value of Ocean convertible preferred stock assumed by a Devon subsidiary	64
Plus fair value of Ocean employee stock options assumed by Devon	124

Total purchase price	3,848
Plus fair value of liabilities assumed by Devon:
Current liabilities	650
Long-term debt	1,436
Deferred revenue	97
Asset retirement obligation, long-term	121
Other noncurrent liabilities	89
Deferred income taxes	954

Total purchase price plus liabilities assumed	$7,195

Fair value of assets acquired by Devon:
Current assets	$256
Proved oil and gas properties	4,262
Unproved oil and gas properties	1,060
Other property and equipment	85
Other noncurrent assets	39
Goodwill (none deductible for income taxes)	1,493

Total fair value of assets acquired	$7,195

Pro Forma Information
      Set forth in the following table is certain unaudited pro forma financial information for the year ended December 31, 2003. The information has been prepared assuming the Ocean merger and Devon’s January 24, 2002 merger with Mitchell Energy & Development Corp. were consummated on January 1, 2002. All pro forma information is based on estimates and assumptions deemed appropriate by Devon. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Devon’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Devon would have achieved if the transactions had occurred on January 1, 2002. The pro forma information also should not be used as an indication of the future results that Devon will achieve after the transactions.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pro Forma
	Information
	Year Ended
	December 31,

	2003	2002

	(In millions,
	except per share
	amounts and
	production
	volumes)
	(Unaudited)
Revenues:
Oil sales	$1,840	1,549
Gas sales	4,155	2,655
NGL sales	416	304
Marketing and midstream revenues	1,461	1,069

Total revenues	7,872	5,577

Operating costs and expenses:
Lease operating expenses	1,167	1,025
Production taxes	219	148
Marketing and midstream operating costs and expenses	1,174	873
Depreciation, depletion and amortization of oil and gas properties	1,859	1,740
Depreciation and amortization of non-oil and gas properties	125	122
Accretion of asset retirement obligation	38	—
General and administrative expenses	340	321
Reduction of carrying value of oil and gas properties	111	727

Total operating costs and expenses	5,033	4,956

Earnings from operations	2,839	621
Other income (expenses):
Interest expense	(515)	(582)
Dividends on subsidiary’s preferred stock	(3)	(3)
Effects of changes in foreign currency exchange rates	69	1
Change in fair value of financial instruments	1	28
Impairment of ChevronTexaco Corporation common stock	—	(205)
Other income	40	32

Net other expenses	(408)	(729)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	2,431	(108)

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pro Forma
	Information
	Year Ended
	December 31,

	2003	2002

	(In millions,
	except per share
	amounts and
	production
	volumes)
	(Unaudited)
Income tax expense (benefit):
Current	219	47
Deferred	372	(199)

Total income tax expense (benefit)	591	(152)

Earnings from continuing operations before cumulative effect of change in accounting principle	1,840	44
Discontinued Operations:
Results of discontinued operations before income taxes (including net gain on disposal of $31 million in 2002)	—	54
Total income tax expense	—	9

Net results of discontinued operations	—	45

Earnings before cumulative effect of change in accounting principle	1,840	89
Cumulative effect of change in accounting principle	29	—

Net earnings	1,869	89
Preferred stock dividends	10	10

Net earnings applicable to common stockholders	$1,859	79

Basic earnings per average common share outstanding:
Earnings from continuing operations	$3.95	0.08
Net results of discontinued operations	—	0.10
Cumulative effect of change in accounting principle	0.06	—

Net earnings	$4.01	0.18

Diluted earnings per average common share outstanding:
Earnings from continuing operations	$3.83	0.07
Net results of discontinued operations	—	0.10
Cumulative effect of change in accounting principle	0.06	—

Net earnings	$3.89	0.17

Weighted average common shares outstanding — basic	463	458
Weighted average common shares outstanding — diluted	481	472
Production volumes:
Oil (MMBbls)	72	70
Gas (Bcf)	913	927
NGLs (MMBbls)	23	22
MMBoe	247	247

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income or Loss
      Devon’s comprehensive income or loss information is included in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss). A summary of accumulated other comprehensive income or loss as of December 31, 2004, 2003 and 2002, and changes during each of the years then ended, is presented in the following table.

	Foreign	Change in	Minimum	Unrealized
	Currency	Fair Value of	Pension	Gain (Loss) on
	Translation	Financial	Liability	Marketable
	Adjustments	Instruments	Adjustments	Securities	Total

	(In millions)
Balance as of December 31, 2001	(145)	159	(17)	(25)	(28)
2002 activity	46	(379)	(85)	41	(377)
Deferred taxes	—	123	31	(16)	138

2002 activity, net of deferred taxes	46	(256)	(54)	25	(239)

Balance as of December 31, 2002	(99)	(97)	(71)	—	(267)
2003 activity	894	(41)	28	141	1,022
Deferred taxes	(128)	3	(9)	(52)	(186)

2003 activity, net of deferred taxes	766	(38)	19	89	836

Balance as of December 31, 2003	667	(135)	(52)	89	569
2004 activity	426	(213)	61	132	406
Deferred taxes	(38)	62	(22)	(47)	(45)

2004 activity, net of deferred taxes	388	(151)	39	85	361

Balance as of December 31, 2004	$1,055	(286)	(13)	174	930

      The 2002 activity for unrealized gain (loss) on marketable securities includes unrealized losses of $164 million ($103 million net of taxes), offset by the recognition of a $205 million loss ($128 million net of taxes) in the statement of operations during 2002. The recognized loss was due to the impairment of the ChevronTexaco common stock owned by Devon.

4.	Supplemental Cash Flow Information
      Cash payments (refunds) for interest and income taxes in 2004, 2003 and 2002 are presented below:

	Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Interest paid	$474	508	248
Income taxes paid (refunded)	$477	123	(12)

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 2003 Ocean merger and 2002 Mitchell merger involved non-cash consideration as presented below:

	Ocean	Mitchell
	Merger	Merger

	(In millions)
Value of common stock issued	$3,546	1,512
Convertible preferred stock assumed	64	—
Employee stock options assumed	124	27
Liabilities assumed	2,393	824
Deferred tax liability created	954	798

Fair value of assets acquired with non-cash consideration	$7,081	3,161

5.	Accounts Receivable
      The components of accounts receivable included the following:

	December 31,

	2004	2003

	(In millions)
Oil, gas and natural gas liquids revenue accruals	$946	668
Joint interest billings	159	124
Marketing and midstream revenue accruals	162	106
Other	60	59

	1,327	957
Allowance for doubtful accounts	(7)	(11)

Net accounts receivable	$1,320	946

6.	Property and Equipment and Asset Retirement Obligations
      Property and equipment included the following:

	December 31,

	2004	2003

	(In millions)
Oil and gas properties:
Subject to amortization	$27,257	23,590
Not subject to amortization	3,187	3,336
Accumulated depreciation, depletion and amortization	(12,410)	(9,967)

Net oil and gas properties	18,034	16,959

Other property and equipment	1,670	1,620
Accumulated depreciation and amortization	(358)	(245)

Net other property and equipment	1,312	1,375

Property and equipment, net of accumulated depreciation, depletion and amortization	$19,346	18,334

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
      The following is a summary of Devon’s oil and gas properties not subject to amortization as of December 31, 2004:

	Costs Incurred In

				Prior to
	2004	2003	2002	2002	Total

	(In millions)
Acquisition costs	$174	674	471	1,086	2,405
Exploration costs	279	246	47	6	578
Development costs	32	61	4	—	97
Capitalized interest	66	37	2	2	107

Total oil and gas properties costs not subject to amortization	$551	1,018	524	1,094	3,187

      As described in Note 1, effective January 1, 2003, Devon adopted SFAS No. 143 and began recording asset retirement obligations for estimated property and equipment dismantlement, abandonment and restoration costs when a legal obligation is incurred. In accordance with SFAS No. 143, oil and gas properties subject to amortization and other property and equipment listed above include asset retirement costs associated with these asset retirement obligations. Following is a reconciliation of the asset retirement obligation for the years ended December 31, 2004 and 2003.

	Year Ended
	December 31,

	2004	2003

	(In millions)
Asset retirement obligation as of beginning of year	$671	—
Cumulative effect of change in accounting principle	—	453
Asset retirement obligation assumed from Ocean merger	—	134
Liabilities incurred	51	48
Liabilities settled	(42)	(37)
Liabilities assumed by others	(4)	(4)
Accretion expense on discounted obligation	44	36
Foreign currency translation adjustment	19	41

Asset retirement obligation as of end of year	739	671
Less current portion	46	42

Asset retirement obligation, long-term	$693	$629

7.	Investment in ChevronTexaco Corporation Common Stock
      In the fourth quarter of 2002, Devon recorded a $205 million other-than-temporary impairment of its investment in 14.2 million shares of ChevronTexaco common stock. Devon acquired these shares in its August 1999 acquisition of PennzEnergy Company. The shares are deposited with an exchange agent for possible exchange for $760 million of debentures that are exchangeable into the ChevronTexaco shares.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The debentures, which mature in August 2008, were also assumed by Devon in the 1999 PennzEnergy acquisition.
      At the closing date of the PennzEnergy acquisition, Devon initially recorded the ChevronTexaco common shares at their fair value, which was $47.69 per share, or an aggregate value of $677 million. Since then, as the ChevronTexaco shares have fluctuated in market value, the value of the shares on Devon’s balance sheet has been adjusted to the applicable market value. Through September 30, 2002, any decreases in the value of the ChevronTexaco common shares were determined by Devon to be temporary in nature. Therefore, the changes in value were recorded directly to stockholders’ equity and were not recorded in Devon’s results of operations through September 30, 2002.
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
      Beginning in July 2002, the market value of ChevronTexaco common stock began a significant decline. The price per share decreased from $44.25 at June 30, 2002, to $34.63 per share at September 30, 2002, and to $33.24 per share at December 31, 2002. The 2002 year-end price of $33.24 represented a 25% decline since June 30, 2002, and a 30% decline from the original valuation in August 1999. As a result of the decline in value during the fourth quarter of 2002, Devon determined that the decline was other than temporary, as that term is defined by accounting rules. Therefore, the $205 million cumulative decrease in the value of the ChevronTexaco common shares from the initial acquisition in August 1999 to December 31, 2002, was recorded as a noncash charge to Devon’s results of operations in the fourth quarter of 2002. Net of the applicable tax benefit, the charge reduced net earnings by $128 million.
      The share price of ChevronTexaco common stock has increased to $43.19 at December 31, 2003 and $52.51 at December 31, 2004. As a result, the market value of Devon’s investment in ChevronTexaco common stock increased $273 million from December 31, 2002 to December 31, 2004. The changes in the value of the shares since December 31, 2002, net of applicable taxes, have been recorded directly to accumulated other comprehensive income in stockholders’ equity. However, depending on the future performance of ChevronTexaco’s common stock, Devon may be required to record additional noncash charges in future periods if the value of such stock declines, and Devon determines that such declines are other than temporary.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt and Related Expenses
      A summary of Devon’s long-term debt is as follows:

	December 31,

	2004	2003

	(In millions)
Borrowings under credit facilities with banks	$—	—
Commercial paper borrowings	—	—
$3 billion term loan credit facility due October 15, 2006 (retired in 2004)	—	635
Debentures exchangeable into shares of ChevronTexaco Corporation common stock:
4.90% due August 15, 2008	444	444
4.95% due August 15, 2008	316	316
Discount on exchangeable debentures	(68)	(83)
Zero coupon convertible senior debentures exchangeable into shares of Devon common stock, due June 27, 2020 (first put date June 26, 2005)	419	404
Other debentures and notes:
6.75% due February 15, 2004	—	211
8.05% due June 15, 2004	—	125
7.625% due July 1, 2005	125	125
7.25% due July 18, 2005 ($175 million Canadian)	145	135
10.25% due November 1, 2005	236	236
2.75% due August 1, 2006	500	500
6.55% due August 2, 2006 ($200 million Canadian)	166	155
4.375% due October 1, 2007	400	400
10.125% due November 15, 2009	177	177
6.75% due March 15, 2011	400	400
6.875% due September 30, 2011	1,750	1,750
7.25% due October 1, 2011	350	350
8.25% due July 1, 2018	125	125
7.50% due September 15, 2027	150	150
7.875% due September 30, 2031	1,250	1,250
7.95% due April 15, 2032	1,000	1,000
Other	3	4
Fair value adjustment on debt related to interest rate swaps	9	27
Net premium on other debentures and notes	67	82

	7,964	8,918
Less amount classified as current	933	338

Long-term debt	$7,031	$8,580

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Maturities of long-term debt as of December 31, 2004, excluding the $1 million of net discounts and the $9 million fair value adjustment, are as follows (in millions):

2005	$926
2006	667
2007	400
2008	761
2009	177
2010 and thereafter	5,025

Total	$7,956

Credit Facilities with Banks
      Devon has a $1.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). The Senior Credit Facility includes (i) a five-year revolving Canadian subfacility in a maximum amount of U.S. $500 million and (ii) a $1 billion sublimit for the issuance of letters of credit, including letters of credit under the Canadian subfacility.
      The Senior Credit Facility matures on April 8, 2009, and all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to each April 8 anniversary date, Devon has the option to extend the maturity of the Senior Credit Facility for one year, subject to the approval of the lenders. Devon has obtained lender approval to extend the current maturity date of April 8, 2009 to April 8, 2010. This maturity date extension will be effective on April 8, 2005 provided Devon has not experienced a “material adverse effect,” as defined in the Senior Credit Facility agreement, at that date.
      Amounts borrowed under the Senior Credit Facility may, at the election of Devon, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Senior Credit Facility currently provides for an annual facility fee of $1.9 million that is payable quarterly in arrears.
      The agreement governing the Senior Credit Facility contains certain covenants and restrictions, including a maximum allowed debt-to-capitalization ratio of 65% as defined in the agreement. At December 31, 2004, Devon was in compliance with such covenants and restrictions. Devon’s debt-to-capitalization ratio at December 31, 2004, as calculated pursuant to the terms of the agreement, was 33.0%.
      As of December 31, 2004, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of December 31, 2004, net of $226 million of outstanding letters of credit, was approximately $1.3 billion.

Commercial Paper
      Devon also has a commercial paper program under which it may borrow up to $725 million. Borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms of up to 365 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, London Interbank Offered Rate (LIBOR), or the money market rate as found on the commercial paper market. As of December 31, 2004 and 2003, Devon had no commercial paper debt outstanding.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchangeable Debentures
      The exchangeable debentures consist of $444 million of 4.90% debentures and $316 million of 4.95% debentures. The exchangeable debentures were issued on August 3, 1998 and mature August 15, 2008. The exchangeable debentures were callable beginning August 15, 2000, initially at 104.0% of principal and at prices declining to 100.5% of principal on or after August 15, 2007. At December 31, 2004, the call price was 102.0% of principal. The exchangeable debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of ChevronTexaco common stock. In lieu of delivering ChevronTexaco common stock to an exchanging debenture holder, Devon may, at its option, pay to such holder an amount of cash equal to the market value of the ChevronTexaco common stock. At maturity, holders who have not exercised their exchange rights will receive an amount in cash equal to the principal amount of the debentures.
      As of December 31, 2004, Devon beneficially owned approximately 14.2 million shares of ChevronTexaco common stock. These shares have been deposited with an exchange agent for possible exchange for the exchangeable debentures. Each $1,000 principal amount of the exchangeable debentures is exchangeable into 18.6566 shares of ChevronTexaco common stock, an exchange rate equivalent to $53.60 per share of ChevronTexaco stock.
      The exchangeable debentures were assumed as part of the PennzEnergy merger. The fair values of the exchangeable debentures were determined as of August 17, 1999, based on market quotations. In accordance with derivative accounting standards, the total fair value of the debentures has been allocated between the interest-bearing debt and the option to exchange ChevronTexaco common stock that is embedded in the debentures. Accordingly, a discount was recorded on the debentures and is being accreted using the effective interest method which raised the effective interest rate on the debentures to 7.76%.

Zero Coupon Convertible Debentures
      In June 2000, Devon privately sold zero coupon convertible senior debentures. The debentures were sold at a price of $464.13 per debenture with a yield to maturity of 3.875% per annum. Each of the 760,000 debentures is convertible into 11.5186 shares of Devon common stock. Devon may call the debentures at any time after five years, and a debenture holder has the right to require Devon to repurchase the debentures after five, 10 and 15 years, at the issue price plus accrued original issue discount and interest. The first put date is June 26, 2005, at an accreted value of $427 million. Therefore, Devon has classified these debentures as current liabilities in the December 31, 2004 consolidated balance sheet. Devon has the right to satisfy its obligation by paying cash or issuing shares of Devon common stock with a value equal to its obligation. Devon’s proceeds were approximately $346 million, net of debt issuance costs of approximately $7 million. Devon used the proceeds from the sale of these debentures to pay down other domestic long-term debt.

Other Debentures and Notes
      Following are descriptions of the various other debentures and notes outstanding at December 31, 2004, as listed in the table presented at the beginning of this note.

Ocean Debt
      In connection with the Ocean merger, Devon assumed $1.8 billion of debt. The table below summarizes the debt assumed which remains outstanding, the fair value of the debt at April 25, 2003, and the effective interest rate of the debt assumed after determining the fair values of the respective notes

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
using April 25, 2003, market interest rates. The premiums and discounts are being amortized or accreted using the effective interest method. All of the notes are general unsecured obligations of Devon.

	Fair Value of	Effective Rate of
Debt Assumed	Debt Assumed	Debt Assumed

	(In millions)
7.625% due July 2005 (principal of $125 million)	$139	3.0%
4.375% due October 2007 (principal of $400 million)	$410	3.8%
7.250% due October 2011 (principal of $350 million)	$406	4.9%
8.250% due July 2018 (principal of $125 million)	$147	5.5%
7.500% due September 2027 (principal of $150 million)	$169	6.5%

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

6.875% Notes due September 30, 2011 and 7.875% Debentures due September 30, 2031
      On October 3, 2001, Devon, through Devon Financing Corporation, U.L.C. (“Devon Financing”), sold these notes and debentures which are unsecured and unsubordinated obligations of Devon Financing. Devon has fully and unconditionally guaranteed on an unsecured and unsubordinated basis the obligations of Devon Financing under the debt securities. The proceeds from the issuance of these debt securities were used to fund a portion of the Anderson acquisition. The $3 billion of debt securities were structured in a manner that results in an expected weighted average after-tax borrowing rate of approximately 1.65%.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Expense
      Following are the components of interest expense for the years 2004, 2003 and 2002:

	Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Interest based on debt outstanding	$513	531	499
Accretion of debt discount, net	2	3	13
Facility and agency fees	2	1	2
Amortization of capitalized loan costs	22	12	8
Capitalized interest	(70)	(50)	(4)
Early retirement premiums	—	—	8
Other	6	5	7

Total interest expense	$475	502	533

Effects of Changes in Foreign Currency Exchange Rates
      The $400 million of 6.75% fixed-rate senior notes referred to in the first table of this note are payable by a Canadian subsidiary of Devon. However, the notes are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were assumed as part of an acquisition to the date of repayment increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent of the debt and certain cash and other working capital amounts of Devon’s Canadian subsidiary which are also denominated in U.S. dollars are required to be included in determining net earnings for the period in which the exchange rate changed. As a result of changes in the rate of conversion of Canadian dollars to U.S. dollars, $22 million, $69 million and $1 million was recorded as a reduction of expense in 2004, 2003 and 2002, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      At December 31, 2004, Devon had the following net operating loss carryforwards which are available to reduce future taxable income in the jurisdiction where the net operating loss was incurred. These carryforwards will result in a future tax reduction based upon the future tax rate applicable to the taxable income that is ultimately offset by the net operating loss carryforward.

	Years of	Carryforward
Jurisdiction	Expiration	Amounts

		(In millions)
U.S. federal	2020 - 2022	$383
Various U.S. states	2005 - 2022	$265
Canada	2006 - 2014	$524
Azerbaijan	Indefinite	$75
      Additionally, at December 31, 2004, Devon had $29 million of U.S. minimum tax credit carryforwards which have no expiration and are available to reduce future income taxes. The net operating loss and minimum tax credit carryforward amounts have been recognized for financial purposes to reduce the deferred tax liability at December 31, 2004.
      The earnings (loss) before income taxes and the components of income tax expense (benefit) for the years 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Earnings (loss) from continuing operations before income taxes:
U.S.	$2,264	1,603	354
Canada	598	603	(515)
International	431	39	27

Total	$3,293	2,245	(134)

Current income tax expense (benefit):
U.S. federal	$473	125	(34)
Various states	10	6	11
Canada	49	(9)	28
International	220	71	18

Total current tax expense	752	193	23

Deferred income tax expense (benefit):
U.S. federal	219	360	56
Various states	21	17	(14)
Canada	149	(16)	(253)
International	(34)	(40)	(5)

Total deferred tax expense (benefit)	355	321	(216)

Total income tax expense (benefit)	$1,107	514	(193)

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate to earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle as a result of the following:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Expected income tax expense (benefit) based on U.S. statutory tax rate of 35%	$1,153	786	(47)
Financial expenses not deductible for income tax purposes	2	1	—
Dividends received deduction	(5)	(5)	(5)
Nonconventional fuel source credits	—	—	(19)
State income taxes	20	15	7
Taxation on foreign operations	(30)	(78)	(121)
Effect of Canadian tax rate reductions	(36)	(218)	—
Other	3	13	(8)

Total income tax expense (benefit)	$1,107	514	(193)

      During 2004 and 2003, total income tax expense was reduced by the effects of Canadian statutory rate reductions. As presented in the table above, these rate reductions resulted in a $36 million and $218 million benefit being recorded in 2004 and 2003, respectively, related to the lower tax rates being applied to deferred tax liabilities outstanding as of the beginning of the year.
      The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below:

	December 31,

	2004	2003

	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$336	416
Minimum tax credit carryforwards	29	56
Fair value of financial instruments	157	44
Asset retirement obligations	252	281
Pension benefit obligation	52	85
Other	130	139

Total deferred tax assets	956	1,021

Deferred tax liabilities:
Property and equipment, principally due to nontaxable business combinations, differences in depreciation, and the expensing of intangible drilling costs for tax purposes	(5,366)	(5,052)
ChevronTexaco Corporation common stock	(231)	(190)
Long-term debt	(149)	(102)
Other	(10)	(47)

Total deferred tax liabilities	(5,756)	(5,391)

Net deferred tax liability	$(4,800)	(4,370)

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As shown in the above table, Devon has recognized $956 million of deferred tax assets as of December 31, 2004. Such amount consists of $336 million of various carryforwards available to offset future income taxes. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2020, state net operating loss carryforwards which expire primarily between 2005 and 2022, Canadian net operating loss carryforwards which expire primarily between 2006 and 2014, and Azerbaijani net operating loss carryforwards and U.S. minimum tax credit carryforwards which have no expiration. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.
      Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 2005 and 2009. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon’s future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.

10.	Preferred Stock of a Subsidiary
      At December 31, 2003, a subsidiary of Devon created in the Ocean merger had 38,000 shares of convertible preferred stock outstanding. In January 2004, these shares of convertible preferred stock were canceled and converted to 2,197,160 shares of Devon common stock pursuant to an automatic conversion feature of the preferred stock. The automatic conversion feature was triggered when the closing price of Devon common stock equaled or exceeded the forced conversion price of $26.20 for 20 consecutive trading days.

11.	Stockholders’ Equity
      The authorized capital stock of Devon consists of 800 million shares of common stock, par value $0.10 per share, and 4.5 million shares of preferred stock, par value $1.00 per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors.
      There were 32 million exchangeable shares issued on December 10, 1998, in connection with the Northstar Energy Corporation combination. These shares were essentially equivalent to Devon common stock and were exchangeable at any time, on a one-for-one basis, for common shares of Devon at the holder’s option. The last remaining exchangeable shares outstanding were exchanged for Devon common stock on August 27, 2004.
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
      Devon’s Board of Directors has designated a certain number of shares of the preferred stock as Series A Junior Participating Preferred Stock (the “Series A Junior Preferred Stock”) in connection with the adoption of the shareholder rights plan described later in this note. On April 25, 2003, the Board

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increased the designated shares from 2.0 million to 2.9 million. At December 31, 2004, there were no shares of Series A Junior Preferred Stock issued or outstanding. The Series A Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 200 times the aggregate per share amount of all dividends (other than stock dividends) declared on common stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series A Junior Preferred Stock. Holders of the Series A Junior Preferred Stock are entitled to 200 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series A Junior Preferred Stock is neither redeemable nor convertible. The Series A Junior Preferred Stock ranks prior to the common stock but junior to all other classes of Preferred Stock.
      On September 27, 2004, Devon announced a stock buyback program to repurchase up to 50 million shares of its common stock. During 2004, Devon repurchased 5 million shares at a total cost of $189 million, or $37.78 per share. Devon intends to continue repurchasing its shares in the open market and in privately negotiated transactions, depending upon market conditions. The stock repurchase program may be discontinued at any time.
      The following is a summary of the changes in Devon’s common shares outstanding for 2004, 2003 and 2002:

	2004	2003	2002

	(In millions)
Shares outstanding, beginning of year	472	314	252
Exercise of stock options	13	10	2
Shares repurchased and retired	(5)	—	—
Grant of restricted stock	2	—	—
Conversion of subsidiary’s preferred stock	2	—	—
Issuance of common stock	—	148	60

Shares outstanding, end of year	484	472	314

Stock Option Plans
      Devon has outstanding stock options issued to key management and professional employees under three stock option plans adopted in 1993, 1997 and 2003 (the “1993 Plan,” the “1997 Plan” and the “2003 Plan”). Options granted under the 1993 Plan and 1997 Plan remain exercisable by the employees owning such options, but no new options will be granted under these plans. At December 31, 2004, there were 202,000 and 8,774,000 options outstanding under the 1993 Plan and the 1997 Plan, respectively.
      On April 25, 2003, Devon’s stockholders adopted the 2003 Long-Term Incentive Plan. The new long-term incentive plan authorizes the compensation committee of Devon’s Board of Directors to grant nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, performance units and performance bonuses to selected employees. The plan also authorizes the grant of nonqualified stock options and restricted stock awards to directors. A total of 25,000,000 shares of Devon common stock have been reserved for issuance pursuant to the plan. Of these shares, no more than 5,000,000 shares may be granted as restricted stock, performance bonuses and performance units. During 2004 and 2003, 1,703,000 and 1,306,000 restricted stock awards, respectively, were granted which are subject to pro rata vesting over a four-year period. These awards had an aggregate fair value of $66 million and $34 million in 2004 and 2003, respectively, and will be recorded as compensation expense over the vesting period.
      The exercise price of stock options granted under the 2003 Plan may not be less than the estimated fair market value of the stock at the date of grant. Options granted are exercisable during a period

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
established for each grant, which period may not exceed eight years from the date of grant. Under the 2003 Plan, the grantee must pay the exercise price in cash or in common stock, or a combination thereof, at the time that the option is exercised. The 2003 Plan is administered by a committee comprised of non-management members of the Board of Directors. The 2003 Plan expires on April 25, 2013. As of December 31, 2004, there were 5,906,000 options outstanding under the 2003 Plan. There were 16,022,000 options available for future grants as of December 31, 2004.
      In addition to the stock options outstanding under the 1993 Plan, 1997 Plan and 2003 Plan there were approximately 2,739,000, 363,000, 200,000 and 1,591,000 stock options outstanding at the end of 2004 that were assumed as part of the Ocean merger, the Mitchell merger, the Santa Fe Snyder merger and the PennzEnergy merger, respectively.
      A summary of the status of Devon’s stock option plans as of December 31, 2002, 2003 and 2004, and changes during each of the years then ended, is presented below.

	Options Outstanding		Options Exercisable

		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Exercisable	Price

	(In thousands)		(In thousands)
Balance at December 31, 2001	16,368	$20.54	11,032	$20.97

Options granted	5,614	$22.88
Options assumed in the Mitchell merger	3,108	$13.41
Options exercised	(1,799)	$14.67
Options forfeited	(830)	$23.56

Balance at December 31, 2002	22,461	$20.50	13,983	$20.03

Options granted	3,008	$26.38
Options assumed in the Ocean merger	15,852	$19.84
Options exercised	(9,732)	$16.75
Options forfeited	(899)	$26.10

Balance at December 31, 2003	30,690	$21.76	22,920	$21.30

Options granted	3,176	$37.76
Options exercised	(13,479)	$19.84
Options forfeited	(612)	$24.96

Balance at December 31, 2004	19,775	$25.54	13,027	$23.27

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about Devon’s stock options which were outstanding, and those which were exercisable, as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

	(In thousands)			(In thousands)
$ 4.84 - $17.43	3,765	4.63 Years	$15.75	3,316	$15.52
$17.90 - $23.04	2,158	4.64 Years	$20.68	2,108	$20.68
$23.05 - $23.05	3,784	5.94 Years	$23.05	2,170	$23.05
$23.14 - $26.43	4,829	5.24 Years	$25.95	3,090	$25.73
$26.50 - $38.45	4,922	4.82 Years	$35.70	2,040	$32.43
$38.61 - $44.83	317	2.88 Years	$40.86	303	$40.89

	19,775	5.05 Years	$25.54	13,027	$23.27

Shareholder Rights Plan
      Under Devon’s shareholder rights plan, stockholders have one half of one right for each share of common stock held. The rights become exercisable and separately transferable ten business days after (a) an announcement that a person has acquired, or obtained the right to acquire, 15% or more of the voting shares outstanding, or (b) commencement of a tender or exchange offer that could result in a person owning 15% or more of the voting shares outstanding.
      Each right entitles its holder (except a holder who is the acquiring person) to purchase either (a) 1/100 of a share of Series A Preferred Stock for $185.00, subject to adjustment or, (b) Devon common stock with a value equal to twice the exercise price of the right, subject to adjustment to prevent dilution. In the event of certain merger or asset sale transactions with another party or transactions which would increase the equity ownership of a shareholder who then owned 15% or more of Devon, each Devon right will entitle its holder to purchase securities of the merging or acquiring party with a value equal to twice the exercise price of the right.
      The rights, which have no voting power, expire on August 17, 2009. The rights may be redeemed by Devon for $.01 per right until the rights become exercisable.

Dividends
      Dividends on Devon’s common stock were paid in 2004 at a per share rate of $0.05 per quarter. Dividends on Devon’s common stock were paid in 2003 and 2002 at a per share rate of $0.025 per quarter.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Financial Instruments
      The following table presents the carrying amounts and estimated fair values of Devon’s financial instrument assets (liabilities) at December 31, 2004 and 2003.

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
Investment in ChevronTexaco Corporation common stock	$745	745	613	613
Oil and gas price hedge agreements	$(395)	(395)	(186)	(186)
Interest rate swap agreements	$—	—	18	18
Electricity hedge agreements	$—	—	(1)	(1)
Embedded option in exchangeable debentures	$(67)	(67)	(9)	(9)
Long-term debt	$(7,964)	(9,046)	(8,918)	(9,680)
Preferred stock of a subsidiary	$—	—	(55)	(63)
      The following methods and assumptions were used to estimate the fair values of the financial instruments in the above table. The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at December 31, 2004 and 2003.
      Investment in ChevronTexaco Corporation common stock — The fair value of this investment is based on a quoted market price.
      Oil and Gas Price Hedge Agreements — The fair values of the oil and gas price hedges are based on either (a) an internal discounted cash flow calculation, (b) quotes obtained from the counterparty to the hedge agreement or (c) quotes provided by brokers.
      Interest Rate Swap Agreements — The fair values of the interest rate swaps are based on internal discounted cash flow calculations, using market quotes of future interest rates, or quotes obtained from counterparties.
      Electricity Hedge Agreements — The fair values of the electricity hedges are based on internal discounted cash flow calculations.
      Embedded Option in Exchangeable Debentures — The fair value of the embedded option is based on a quote obtained from a broker.
      Long-term Debt — The fair values of the fixed-rate long-term debt are based on quotes obtained from brokers or by discounting the principal and interest payments at rates available for debt of similar terms and maturity. The fair values of the floating-rate long-term debt are estimated to approximate the carrying amounts due to the fact that the interest rates paid on such debt are generally set for periods of three months or less.
      Preferred Stock of a Subsidiary — The fair value of the preferred stock is based upon quotes obtained from brokers.
      Devon’s total hedged positions as of December 31, 2004 are set forth in the following tables.

Price Swaps
      Through various price swaps, Devon has fixed the price it will receive on a portion of its oil and natural gas production in 2005. These swaps will result in the fixed prices included below. Where

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
necessary, the oil and gas prices related to these swaps have been adjusted for certain transportation costs that are netted against the price recorded by Devon, and the gas price has also been adjusted for the Btu content of the production that has been hedged.
Oil Production

		Weighted
		Average
		Price
Year	Bbls/Day	per Bbl

2005	22,000	$26.84
Gas Production

		Weighted
		Average
		Price
Year	Mcf/Day	per Mcf

2005	7,343	$3.40

Costless Price Collars
      Devon has also entered into costless price collars that set a floor and ceiling price for a portion of its 2005 oil production that is otherwise subject to floating prices. The floor and ceiling prices related to domestic and Canadian oil production are based on the NYMEX price. The floor and ceiling prices related to international oil production are based on the Brent price. If the NYMEX or Brent price is outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. As long as Devon meets the ongoing requirements of hedge accounting for its derivatives, any such settlements will either increase or decrease Devon’s oil revenues for the period. Because Devon’s oil volumes are often sold at prices that differ from the NYMEX or Brent price due to differing quality (i.e., sweet crude versus heavy or sour crude) and transportation costs from different geographic areas, the floor and ceiling prices of the various collars do not reflect actual limits of Devon’s realized prices for the production volumes related to the collars.
      Devon has also entered into costless price collars that set a floor and ceiling price for a portion of its 2005 natural gas production that otherwise is subject to floating prices. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon and the counterparty to the collars will settle the difference. Any such settlements will either increase or decrease Devon’s gas revenues for the period. Because Devon’s gas volumes are often sold at prices that differ from the related regional indices, and due to differing Btu contents of gas produced, the floor and ceiling prices of the various collars do not reflect actual limits of Devon’s realized prices for the production volumes related to the collars.
      The floor and ceiling prices shown in the following table are weighted averages of the various collars. The international oil prices shown in the following table have been adjusted to a NYMEX-based price, using Devon’s estimates of 2005 differentials between NYMEX and the Brent price upon which the collars are based.
      The natural gas prices shown in the following table have been adjusted to a NYMEX-based price, using Devon’s estimates of future differentials between NYMEX and the specific regional indices upon

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which the collars are based. The floor and ceiling prices related to the collars are based on various regional first-of-the-month price indices as published monthly by Inside FERC.
Oil Production

		Weighted Average

		Floor Price	Ceiling Price
Year	Bbls/Day	per Bbl	per Bbl

2005	50,000	$22.45	$28.45
Gas Production

		Weighted Average

		Floor Price	Ceiling Price
Year	MMBtu/Day	per MMBtu	per MMBtu

2005	94,548	$3.83	$7.21

Interest Rate Swaps
      Devon has also entered into a floating-to-fixed interest rate swap and fixed-to-floating interest rate swaps. Under the floating-to-fixed interest rate swap, Devon will record a fixed rate of 6.4% on a notional amount of $104 million in 2005 and 2006 and 6.3% on a notional amount of $32 million in 2007. Following is a table summarizing the fixed-to-floating interest rate swaps with the related debt instrument and notional amounts.

Debt Instrument	Notional Amount		Floating Rate

	(In millions)
7.625% senior notes due in 2005	$125		LIBOR plus 237 basis points
10.25% bonds due in 2005	$235		LIBOR plus 711 basis points
2.75% notes due in 2006	$500		LIBOR less 26.8 basis points
6.55% senior notes due 2006	$166	(1)	Banker’s Acceptance plus 340 basis points
4.375% senior notes due in 2007	$400		LIBOR plus 40 basis points
6.75% senior notes due 2011	$400		LIBOR plus 197 basis points

(1)	Converted from $200 million Canadian dollars at a Canadian-to-U.S. dollar exchange rate of $0.8308 as of December 31, 2004.

13.	Retirement Plans
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
      During 2002, Devon established a funding policy regarding the Qualified Plans such that it would contribute the amount of funds necessary so that the Qualified Plans’ assets would be approximately equal to the related accumulated benefit obligation by the end of 2004. As of December 31, 2004, the fair value of the Qualified Plans’ assets was $456 million, which was $11 million more than the related accumulated benefit obligation. The actual amount of contributions required during future periods will depend on

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment returns from the plan assets during the same period as well as changes in long-term interest rates.
      The Supplemental Plans provide retirement benefits for certain employees whose benefits under the Qualified Plans are limited by income tax regulations. The Supplemental Plans’ benefits are based on the employee’s years of service and compensation. For certain Supplemental Plans, Devon has established trusts to fund these plans’ benefit obligations. The total values of these trusts were $60 million and $66 million at December 31, 2004 and 2003, respectively, and are included in noncurrent other assets in the consolidated balance sheets. For the remaining Supplemental Plans for which trusts have not been established, benefits are funded from Devon’s available cash and cash equivalents.
      Devon also has defined benefit postretirement plans (“Postretirement Plans”) which provide benefits for substantially all employees. The Postretirement Plans provide medical and, in some cases, life insurance benefits and are, depending on the type of plan, either contributory or non-contributory. Benefit obligations for the Postretirement Plans are estimated based on future cost-sharing changes that are consistent with Devon’s expressed intent to increase, where possible, contributions from future retirees. Devon’s funding policy for the Postretirement Plans is to fund the benefits as they become payable with available cash and cash equivalents.

Benefit Obligations
      Devon uses a measurement date of December 31 for its pension and postretirement benefit plans. The following table presents the plans’ benefit obligations and the weighted-average actuarial assumptions used to calculate such obligations at December 31, 2004 and 2003. The benefit obligation for pension plans represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated benefit obligation. The accumulated benefit obligation differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated benefit obligation for pension plans at December 31, 2004 and 2003 was $542 million and $475 million, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$512	460	70	69
Service cost	15	12	1	1
Interest cost	32	31	3	4
Participant contributions	—	—	1	1
Amendments	1	1	(7)	(1)
Mergers and acquisitions	—	19	—	—
Special termination benefits	1	—	—	—
Foreign exchange rate changes	2	4	—	—
Actuarial loss (gain)	52	28	(10)	3
Benefits paid	(27)	(43)	(8)	(7)

Benefit obligation at end of year	$588	512	50	70

Actuarial assumptions:
Discount rate	5.74%	6.23%	5.75%	6.25%
Rate of compensation increase	4.50%	4.88%	N/A	N/A
      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits, excluding prescription benefits, was assumed for 2005. The rate was assumed to decrease one percent annually to 5% in the year 2010 and remain at that level thereafter. Additionally, an 11% annual rate of increase in the per capita cost of covered prescription benefits was assumed for 2005. The rate was assumed to decrease approximately one percent annually to 5.25% in the year 2010 and remain at that level thereafter. A one-percentage-point increase in assumed health care cost trend rates would increase the December 31, 2004 postretirement benefit obligation by $2 million, while a one-percentage-point decrease in the same rate would decrease the postretirement benefit obligation by $1 million.

Plan Assets
      The following table presents the plans’ assets at December 31, 2004 and 2003.

			Other
	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

	(In millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$375	281	—	—
Actual return on plan assets	40	70	—	—
Employer contributions	70	67	7	6
Participant contributions	—	—	1	1
Transfer to defined contribution plan	(3)	(3)	—	—
Benefits paid	(27)	(43)	(8)	(7)
Foreign exchange rate changes	1	3	—	—

Fair value of plan assets at end of year	$456	375	—	—

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The plan assets for pension benefits in the table above excludes the assets held in trusts for the Supplemental Plans. However, employer contributions for pension benefits in the table above include $6 million in 2004 and $22 million in 2003 which were transferred from the trusts established for the Supplemental Plans.
      Devon’s overall investment objective for its retirement plans’ assets is to achieve long-term growth of invested capital to ensure payments of retirement benefits obligations can be funded when required. To assist in achieving this objective, Devon has established certain investment strategies, including target allocation percentages and permitted and prohibited investments, designed to mitigate risks inherent with investing. At December 31, 2004, the target investment allocation for Devon’s plan assets is 50% U.S. large cap equity securities; 15% U.S. small cap equity securities, equally allocated between growth and value; 15% international equity securities, equally allocated between growth and value; and 20% debt securities. Derivatives or other speculative investments considered high-risk are generally prohibited.
      The asset allocation for Devon’s retirement plans at December 31, 2004 and 2003, and the target allocation for 2005, by asset category, follows:

		Percentage of
		Plan Assets at
	Target	Year End
	Allocation
	2005	2004	2003

Equity securities	80%	82%	79%
Debt securities	20%	17%	19%
Other	0%	1%	2%

Total	100%	100%	100%

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status
      The following table presents the funded status of the plans and the net amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003.

			Other
	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

	(In millions)
Net amounts recognized in consolidated balance sheets:
Fair value of plan assets	$456	375	—	—
Benefit obligations	588	512	50	70

Funded status	(132)	(137)	(50)	(70)
Unrecognized net actuarial loss	155	119	1	11
Unrecognized prior service cost (benefit)	5	5	(9)	(2)

Net amounts recognized	$28	(13)	(58)	(61)

Components of net amounts recognized in the consolidated balance sheets:
Prepaid cost	$98	—	—	—
Accrued benefit cost	(96)	(102)	(58)	(61)
Intangible asset	4	4	—	—
Accumulated other comprehensive income	22	85	—	—

Net amount recognized	$28	(13)	(58)	(61)

      During 2004 and 2003, the pre-tax change in the minimum pension liability increased other comprehensive income by $61 million and $28 million, respectively. During 2002, the pre-tax change in the minimum pension liability decreased other comprehensive income by $85 million.
      Certain of Devon’s pension and postretirement plans have a projected benefit obligation in excess of plan assets at December 31, 2004 and 2003. The aggregate benefit obligation and fair value of plan assets for these plans is included below.

	December 31,

	2004	2003

	(In millions)
Projected benefit obligation	$626	571
Fair value of plan assets	441	359
      Certain of Devon’s pension plans have an accumulated benefit obligation in excess of plan assets at December 31, 2004 and 2003. The aggregate accumulated benefit obligation and fair value of plan assets for these plans is included below.

	December 31,

	2004	2003

	(In millions)
Accumulated benefit obligation	$98	465
Fair value of plan assets	—	359
      The plan assets included in the tables above exclude the Supplemental Plan trusts which had a total value of $60 million and $66 million at December 31, 2004 and 2003, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Cost
      The following table presents the plans’ net periodic benefit cost and the weighted-average actuarial assumptions used to calculate such cost for the years ended December 31, 2004, 2003 and 2002.

				Other
	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

	(In millions)
Components of net periodic benefit cost:
Service cost	$15	12	9	1	1	1
Interest cost	32	31	28	4	4	4
Expected return on plan assets	(30)	(22)	(24)	—	—	—
Curtailment loss	—	1	—	—	—	—
Termination benefits	1	—	—	—	—	—
Amortization of prior service cost	1	1	1	(1)	—	—
Recognized net actuarial loss	7	12	2	—	—	—

Net periodic benefit cost	$26	35	16	4	5	5

Actuarial assumptions:
Discount rate	6.23%	6.53%	7.10%	6.25%	6.75%	7.15%
Expected return on plan assets	8.34%	8.25%	8.27%	N/A	N/A	N/A
Rate of compensation increase	4.88%	4.88%	4.88%	N/A	N/A	N/A
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
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). If the benefit provided is at least actuarially equivalent to Medicare Part D, FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain that reduces the accumulated postretirement benefit obligation and for benefits attributable to current service as a reduction of the service cost included in net periodic benefit cost. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. Because benefits provided to certain participants in the Postretirement Plans will be at least actuarially equivalent to Medicare Part D, Devon will be entitled to some subsidy. As a result, Devon reduced the accumulated postretirement benefit obligation at July 1, 2004, by $4 million and the net periodic postretirement benefit cost by $0.2 million for the year ended December 31, 2004.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Cash Flows
      Information about the expected cash flows for the pension and other postretirement benefit plans follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

	(In millions)
Employer contributions — 2005	$6	6
Benefit payments:
2005	29	6
2006	31	6
2007	32	6
2008	34	6
2009	35	5
2010 - 2014	208	24
      Expected employer contributions included in the table above include amounts related to Devon’s Qualified Plans, Supplemental Plans and Postretirement Plans. Of the benefits expected to be paid in 2005, $6 million is expected to be funded from the trusts established for the Supplemental Plans and $6 million is expected to be funded from Devon’s available cash and cash equivalents. Expected employer contributions and benefit payments for other postretirement benefits are presented net of employee contributions.

Other Benefit Plans
      Devon has incurred certain postemployment benefits to former or inactive employees who are not retirees. These benefits include salary continuance, severance and disability health care and life insurance. The accrued postemployment benefit liability was approximately $5 and $6 million at December 31, 2004 and 2003, respectively.
      Devon has a 401(k) Incentive Savings Plan which covers all domestic employees. At its discretion, Devon may match a certain percentage of the employees’ contributions to the plan. The matching percentage is determined annually by the Board of Directors. Devon’s matching contributions to the plan were $11 million, $10 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Devon has defined contribution pension plans for its Canadian employees. Devon makes a contribution to each employee which is based upon the employee’s base compensation and classification. Such contributions are subject to maximum amounts allowed under the Income Tax Act (Canada). Devon also has a savings plan for its Canadian employees. Under the savings plan, Devon contributes a base percentage amount to all employees and the employee may elect to contribute an additional percentage amount (up to a maximum amount) which is matched by additional Devon contributions. During 2004, 2003 and 2002, Devon’s combined contributions to the Canadian defined contribution plan and the Canadian savings plan were $9 million, $8 million and $8 million, respectively.

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
      Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of December 31, 2004, Devon’s consolidated balance sheet included $7 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.

Royalty Matters
      Numerous gas producers and related parties, including Devon, have been named in various lawsuits alleging violation of the federal False Claims Act. The suits allege that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates which resulted in underpayment of royalties in connection with natural gas and natural gas liquids produced and sold from federal and Indian owned or controlled lands. The principal suit in which Devon is a defendant is United States ex rel. Wright v. Chevron USA, Inc. et al. (the “Wright case”). The suit was originally filed in August 1996 in the United States District Court for the Eastern District of Texas, but was consolidated in October 2000 with the other suits for pre-trial proceedings in the United States District Court for the District of Wyoming. On July 10, 2003, the District of Wyoming remanded the Wright case back to the Eastern District of Texas to resume proceedings. Trial is set for February 2007 if the suit continues to advance. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suit, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this lawsuit and no liability has been recorded in connection therewith.
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
      The Internal Revenue Service (“IRS”) recently examined the 1998 income tax return of PennzEnergy’s predecessor, and the IRS formally notified Devon in April 2004 that it disagreed with certain tax treatments of the exchangeable debentures and similar exchangeable debentures retired in 1998. Devon did not agree with the IRS positions and contested the claim of additional taxes. In June 2004, Devon formally protested the IRS notice and requested a conference with the IRS Appeals Office. A preliminary appeals conference was held in October 2004, and additional appeals meetings were held in November and December 2004. This matter was resolved in February 2005, when the IRS agreed with Devon and concluded that no taxes were due.

Other Matters
      Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

Operating Leases
      Devon leases certain office space and equipment under operating lease arrangements. Total rental expense included in general and administrative expenses under operating leases, net of sub-lease income, was $49 million, $51 million and $37 million in 2004, 2003 and 2002, respectively.
      Devon assumed two offshore platform spar leases through the 2003 Ocean merger. The spars are being used in the development of the Nansen and Boomvang fields in the Gulf of Mexico. The operating leases are for 20-year terms and contain various options whereby Devon may purchase the lessors’ interests in the spars. Total rental expense included in lease operating expenses under these operating leases was $17 million and $11 million in 2004 and 2003, respectively. Devon has guaranteed that the spars will have residual values at the end of the operating leases equal to at least 10% of the fair value of the spars at the inception of the leases. The total guaranteed value is $20 million in 2022. However, such amount may be reduced under the terms of the lease agreements.
      Devon also has two floating, production, storage and offloading facilities (“FPSO”) that are being leased under operating lease arrangements. One FPSO is being used in the Panyu project offshore China, and the other is being used in the Zafiro field offshore Equatorial Guinea. The China lease expires in September 2009 and the Equatorial Guinea lease expires in July 2009. Total rental expense included in lease operating expenses under these operating leases was $20 million and $6 million in 2004 and 2003, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule by year of future minimum rental payments required under office and equipment, spar and FPSO leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

	Office and
	Equipment	Spar	FPSO
Year Ending December 31,	Leases	Leases	Leases

	(In millions)
2005	$35	15	20
2006	30	15	20
2007	28	15	20
2008	25	15	19
2009	23	14	13
Thereafter	69	228	—

Total minimum lease payments	$210	302	92

15.	Reduction of Carrying Value of Oil and Gas Properties
      Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties, excluding future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties, plus the cost of properties not subject to amortization. The ceiling is determined separately by country. In calculating future net revenues, prices and costs used are those as of the end of the appropriate quarterly period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Devon has entered into various derivative instruments that are accounted for as cash flow hedges. These instruments, which consist of price swaps and costless price collars, and the related future production volumes, are discussed in Note 12. The effect of these hedges has been considered in calculating the full cost ceiling limitations as of December 31, 2004. These hedges reduced the full cost ceiling limitations for the United States, Canada and Equatorial Guinea as of the end of 2004 by $102 million, $77 million and $76 million, respectively. However, the 2004 capitalized costs in these countries did not exceed the related ceiling limitations, with or without the effects of the hedges.
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
      During 2003 and 2002, Devon reduced the carrying value of its oil and gas properties by $68 million and $651 million, respectively, due to the full cost ceiling limitations. The after-tax effects of these

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reductions in 2003 and 2002 were $36 million and $371 million, respectively. The following table summarizes these reductions by geographic area.

	Year Ended December 31,

	2003		2002

		Net of		Net of
	Gross	Taxes	Gross	Taxes

	(In millions)
Canada	$—	—	651	371
International	68	36	—	—

Total	$68	36	651	371

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
      As a result, Devon reclassified its Indonesian, Argentine and Egyptian activities as discontinued operations. This reclassification affects the 2002 presentation of financial results. Subsequent to the sale of its Egyptian and Indonesian operations, Devon acquired new Egyptian and Indonesian assets in the April 2003 Ocean merger. Amounts and activities related to these new Egyptian and Indonesian operations are included in Devon’s continuing operations in 2004 and 2003. The revenues from these discontinued operations for the year ended December 31, 2002 (in millions) are presented below:

Oil sales	$72
Gas sales	7
NGL sales	1

Total revenues	$80

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information
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
      Following is certain financial information regarding Devon’s segments for 2004, 2003 and 2002. The revenues reported are all from external customers.

	U.S.	Canada	International	Total

	(In millions)
As of December 31, 2004:
Current assets	$2,038	1,018	527	3,583
Property and equipment, net of accumulated depreciation, depletion and amortization	11,011	5,741	2,594	19,346
Goodwill	3,061	2,508	68	5,637
Other assets	1,123	19	28	1,170

Total assets	$17,233	9,286	3,217	29,736

Current liabilities	$1,933	800	367	3,100
Long-term debt	3,496	3,535	—	7,031
Asset retirement obligation, long-term	412	250	31	693
Other liabilities	400	21	17	438
Deferred income taxes	2,695	1,714	391	4,800
Stockholders’ equity	8,297	2,966	2,411	13,674

Total liabilities and stockholders’ equity	$17,233	9,286	3,217	29,736

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	International	Total

	(In millions)
Year Ended December 31, 2004:
Revenues:
Oil sales	$976	299	927	2,202
Gas sales	3,261	1,437	34	4,732
NGL sales	405	143	6	554
Marketing and midstream revenues	1,688	13	—	1,701

Total revenues	6,330	1,892	967	9,189

Operating costs and expenses:
Lease operating expenses	714	438	128	1,280
Production taxes	220	5	30	255
Marketing and midstream operating costs and expenses	1,333	6	—	1,339
Depreciation, depletion and amortization of oil and gas properties	1,242	522	377	2,141
Depreciation and amortization of non-oil and gas properties	130	14	5	149
Accretion of asset retirement obligation	27	15	2	44
General and administrative expenses	221	56	—	277

Total operating costs and expenses	3,887	1,056	542	5,485

Earnings from operations	2,443	836	425	3,704
Other income (expenses):
Interest expense	(197)	(278)	—	(475)
Effects of changes in foreign currency exchange rates	—	22	1	23
Change in fair value of derivative financial instruments	(63)	1	—	(62)
Other income	81	17	5	103

Net other income (expenses)	(179)	(238)	6	(411)

Earnings before income taxes	2,264	598	431	3,293
Income tax expense (benefit):
Current	483	49	220	752
Deferred	240	149	(34)	355

Total income tax expense	723	198	186	1,107

Net earnings	$1,541	400	245	2,186

Capital expenditures	$1,785	975	343	3,103

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	International	Total

	(In millions)
As of December 31, 2003:
Current assets	$1,411	643	310	2,364
Property and equipment, net of accumulated depreciation, depletion and amortization	10,753	4,900	2,681	18,334
Goodwill	3,073	2,336	68	5,477
Other assets	908	27	52	987

Total assets	$16,145	7,906	3,111	27,162

Current liabilities	$1,320	458	293	2,071
Long-term debt	4,810	3,770	—	8,580
Asset retirement obligation, long-term	386	218	25	629
Other liabilities	371	20	10	401
Preferred stock of a subsidiary	55	—	—	55
Deferred income taxes	2,471	1,433	466	4,370
Stockholders’ equity	6,732	2,007	2,317	11,056

Total liabilities and stockholders’ equity	$16,145	7,906	3,111	27,162

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	International	Total

	(In millions)
Year Ended December 31, 2003:
Revenues:
Oil sales	$861	318	409	1,588
Gas sales	2,652	1,222	23	3,897
NGL sales	289	114	4	407
Marketing and midstream revenues	1,443	17	—	1,460

Total revenues	5,245	1,671	436	7,352

Operating costs and expenses:
Lease operating expenses	617	392	69	1,078
Production taxes	194	3	7	204
Marketing and midstream operating costs and expenses	1,165	9	—	1,174
Depreciation, depletion and amortization of oil and gas properties	1,084	389	195	1,668
Depreciation and amortization of non-oil and gas properties	111	10	4	125
Accretion of asset retirement obligation	22	13	1	36
General and administrative expenses	252	43	12	307
Expenses related to mergers	7	—	—	7
Reduction in carrying value of oil and gas properties	—	—	111	111

Total operating costs and expenses	3,452	859	399	4,710

Earnings from operations	1,793	812	37	2,642
Other income (expenses):
Interest expense	(211)	(285)	(6)	(502)
Dividends on subsidiary’s preferred stock	(2)	—	—	(2)
Effects of changes in foreign currency exchange rates	—	69	—	69
Change in fair value of financial instruments	2	(1)	—	1
Other income	21	8	8	37

Net other income (expenses)	(190)	(209)	2	(397)

Earnings before income taxes and cumulative effect of change in accounting principle	1,603	603	39	2,245
Income tax expense (benefit):
Current	131	(9)	71	193
Deferred	377	(16)	(40)	321

Total income tax expense (benefit)	508	(25)	31	514

Earnings before cumulative effect of change in accounting principle	1,095	628	8	1,731
Cumulative effect of change in accounting principle	11	5	—	16

Net earnings	$1,106	633	8	1,747

Capital expenditures	$1,579	704	304	2,587

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	International	Total

	(In millions)
Year Ended December 31, 2002:
Revenues:
Oil sales	$524	331	54	909
Gas sales	1,403	730	—	2,133
NGL sales	192	83	—	275
Marketing and midstream revenues	985	14	—	999

Total revenues	3,104	1,158	54	4,316

Operating costs and expenses:
Lease operating expenses	453	310	12	775
Production taxes	104	7	—	111
Marketing and midstream operating costs and expenses	800	8	—	808
Depreciation, depletion and amortization of oil and gas properties	737	364	5	1,106
Depreciation and amortization of non-oil and gas properties	97	7	1	105
General and administrative expenses	166	40	13	219
Reduction in carrying value of oil and gas properties	—	651	—	651

Total operating costs and expenses	2,357	1,387	31	3,775

Earnings (loss) from operations	747	(229)	23	541
Other income (expenses):
Interest expense	(235)	(295)	(3)	(533)
Effects of changes in foreign currency exchange rates	—	1	—	1
Change in fair value of financial instruments	31	(3)	—	28
Impairment of ChevronTexaco Corporation common stock	(205)	—	—	(205)
Other income	16	11	7	34

Net other income (expenses)	(393)	(286)	4	(675)

Earnings (loss) from continuing operations before income taxes	354	(515)	27	(134)
Income tax expense (benefit):
Current	(23)	28	18	23
Deferred	42	(253)	(5)	(216)

Total income tax expense (benefit)	19	(225)	13	(193)

Earnings (loss) from continuing operations	335	(290)	14	59
Discontinued operations:
Results of discontinued operations before income taxes	—	—	54	54
Income tax expense	—	—	9	9

Net results of discontinued operations	—	—	45	45

Net earnings (loss)	$335	(290)	59	104

Capital expenditures	$2,797	532	97	3,426

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Information on Oil and Gas Operations (Unaudited)
      The following supplemental unaudited information regarding the oil and gas activities of Devon is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

Costs Incurred
      The following tables reflect the costs incurred in oil and gas property acquisition, exploration, and development activities:

	Total

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Property acquisition costs:
Proved properties	$38	4,343	1,538

Unproved properties — business combinations	—	1,063	639
Unproved properties — other acquisitions	141	87	64

Total unproved properties	141	1,150	703
Exploration costs	735	714	383
Development costs	1,938	1,864	1,140

Costs incurred	$2,852	8,071	3,764

	Domestic

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Property acquisition costs:
Proved properties	$27	2,697	1,536

Unproved properties — business combinations	—	551	639
Unproved properties — other acquisitions	75	48	27

Total unproved properties	75	599	666
Exploration costs	335	343	161
Development costs	1,163	1,193	808

Costs incurred	$1,600	4,832	3,171

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Canada

	Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Property acquisition costs:
Proved properties	$11	26	2

Unproved properties — business combinations	—	—	—
Unproved properties — other acquisitions	52	39	28

Total unproved properties	52	39	28
Exploration costs	272	214	207
Development costs	625	491	299

Costs incurred	$960	770	536

	International

	Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Property acquisition costs:
Proved properties	$—	1,620	—

Unproved properties — business combinations	—	512	—
Unproved properties — other acquisitions	14	—	9

Total unproved properties	14	512	9
Exploration costs	128	157	15
Development costs	150	180	33

Costs incurred	$292	2,469	57

      Pursuant to the full cost method of accounting, Devon capitalizes certain of its general and administrative expenses which are related to property acquisition, exploration and development activities. Such capitalized expenses, which are included in the costs shown in the preceding tables, were $172 million, $140 million and $97 million in the years 2004, 2003 and 2002, respectively. Also, Devon capitalizes interest costs incurred and attributable to unproved oil and gas properties and major development projects of oil and gas properties. Capitalized interest expenses, which are included in the costs shown in the preceding tables, were $70 million, $50 million and $4 million in the years 2004, 2003 and 2002, respectively.
      The preceding Total and International cost incurred tables exclude $16 million in 2002 related to discontinued operations.
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

	Total

	Year Ended December 31,

	2004	2003	2002

	(In millions, except per
	equivalent barrel amounts)
Oil, gas and NGL sales	$7,488	5,892	3,317
Production and operating expenses	(1,535)	(1,282)	(886)
Depreciation, depletion and amortization	(2,141)	(1,668)	(1,106)
Accretion of asset retirement obligation	(44)	(36)	—
General and administrative expenses directly related to oil and gas producing activities	(38)	(48)	(29)
Reduction of carrying value of oil and gas properties	—	(111)	(651)
Income tax expense	(1,288)	(895)	(234)

Results of operations for oil and gas producing activities	$2,442	1,852	411

Depreciation, depletion and amortization per equivalent barrel of production	$8.54	7.33	5.88

	Domestic

	Year Ended December 31,

	2004	2003	2002

	(In millions, except per
	equivalent barrel amounts)
Oil, gas and NGL sales	$4,642	3,802	2,119
Production and operating expenses	(934)	(811)	(557)
Depreciation, depletion and amortization	(1,242)	(1,084)	(737)
Accretion of asset retirement obligation	(27)	(22)	—
General and administrative expenses directly related to oil and gas producing activities	(22)	(27)	(14)
Income tax expense	(827)	(775)	(295)

Results of operations for oil and gas producing activities	$1,590	1,083	516

Depreciation, depletion and amortization per equivalent barrel of production	$8.23	7.42	6.22

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Canada

	Year Ended December 31,

	2004	2003	2002

	(In millions, except per
	equivalent barrel amounts)
Oil, gas and NGL sales	$1,879	1,654	1,144
Production and operating expenses	(443)	(395)	(317)
Depreciation, depletion and amortization	(522)	(388)	(364)
Accretion of asset retirement obligation	(15)	(13)	—
General and administrative expenses directly related to oil and gas producing activities	(16)	(15)	(14)
Reduction of carrying value of oil and gas properties	—	—	(651)
Income tax (expense) benefit	(275)	(89)	74

Results of operations for oil and gas producing activities	$608	754	(128)

Depreciation, depletion and amortization per equivalent barrel of production	$8.00	6.17	5.39

	International

	Year Ended December 31,

	2004	2003	2002

	(In millions, except per
	equivalent barrel amounts)
Oil, gas and NGL sales	$967	436	54
Production and operating expenses	(158)	(76)	(12)
Depreciation, depletion and amortization	(377)	(196)	(5)
Accretion of asset retirement obligation	(2)	(1)	—
General and administrative expenses directly related to oil and gas producing activities	—	(6)	(1)
Reduction of carrying value of oil and gas properties	—	(111)	—
Income tax expense	(186)	(31)	(13)

Results of operations for oil and gas producing activities	$244	15	23

Depreciation, depletion and amortization per equivalent barrel of production	$10.88	10.52	2.40

      The preceding Total and International results of oil and gas producing activities tables exclude $19 million in 2002 related to discontinued operations.

Quantities of Oil and Gas Reserves
      Set forth below is a summary of the reserves which were evaluated, either by preparation or audit, by independent petroleum consultants for each of the years ended 2004, 2003 and 2002.

	2004		2003		2002

	Prepared	Audited	Prepared	Audited	Prepared	Audited

Domestic	16%	61%	33%	37%	12%	61%
Canada	22%	—	28%	—	31%	—
International	98%	—	98%	—	100%	—

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      “Prepared” reserves are those estimates of quantities of reserves which were prepared by an independent petroleum consultant. “Audited” reserves are those quantities of revenues which were estimated by Devon employees and audited by an independent petroleum consultant. An audit is an examination of a company’s proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation principles.
      The domestic reserves were evaluated by the independent petroleum consultants of LaRoche Petroleum Consultants, Ltd. and Ryder Scott Company, L.P. in each of the years presented. The Canadian reserves were evaluated by the independent petroleum consultants of AJM Petroleum Consultants in each of the years presented. The International reserves were evaluated by the independent petroleum consultants of Ryder Scott Company, L.P. in each of the years presented.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a summary of the changes in the net quantities of crude oil, natural gas and natural gas liquids reserves for each of the three years ended December 31, 2004.

	Total

			Natural
			Gas
	Oil	Gas	Liquids	Total
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Proved reserves as of December 31, 2001	527	5,024	108	1,472
Revisions due to prices	(19)	27	2	(12)
Revisions other than price	9	(108)	(2)	(11)
Extensions and discoveries	36	570	11	142
Purchase of reserves	13	1,723	105	405
Production	(42)	(761)	(19)	(188)
Sale of reserves	(80)	(639)	(13)	(199)

Proved reserves as of December 31, 2002	444	5,836	192	1,609
Revisions due to prices	(4)	64	2	8
Revisions other than price	(5)	(73)	(2)	(19)
Extensions and discoveries	29	834	20	188
Purchase of reserves	262	1,650	19	556
Production	(62)	(863)	(22)	(228)
Sale of reserves	(3)	(132)	—	(25)

Proved reserves as of December 31, 2003	661	7,316	209	2,089
Revisions due to prices	(84)	39	1	(76)
Revisions other than price	19	30	21	45
Extensions and discoveries	78	988	25	268
Purchase of reserves	1	14	—	3
Production	(78)	(891)	(24)	(251)
Sale of reserves	(1)	(2)	—	(1)

Proved reserves as of December 31, 2004	596	7,494	232	2,077

Proved developed reserves as of:
December 31, 2001	298	3,911	88	1,038
December 31, 2002	260	4,618	150	1,180
December 31, 2003	408	5,980	179	1,584
December 31, 2004	411	6,219	204	1,652

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic

			Natural
			Gas
	Oil	Gas	Liquids	Total
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Proved reserves as of December 31, 2001	191	2,399	52	642
Revisions due to prices	13	74	3	29
Revisions other than price	(5)	(48)	(1)	(14)
Extensions and discoveries	10	344	6	73
Purchase of reserves	12	1,722	105	404
Production	(24)	(482)	(14)	(118)
Sale of reserves	(50)	(457)	(5)	(131)

Proved reserves as of December 31, 2002	147	3,552	146	885
Revisions due to prices	3	93	3	21
Revisions other than price	(9)	(36)	(4)	(19)
Extensions and discoveries	12	510	14	111
Purchase of reserves	92	1,474	19	357
Production	(31)	(589)	(17)	(146)
Sale of reserves	(2)	(120)	—	(22)

Proved reserves as of December 31, 2003	212	4,884	161	1,187
Revisions due to prices	5	8	1	8
Revisions other than price	2	62	23	35
Extensions and discoveries	16	578	16	129
Purchase of reserves	—	8	—	1
Production	(31)	(602)	(19)	(151)
Sale of reserves	(1)	(2)	—	(1)

Proved reserves as of December 31, 2004	203	4,936	182	1,208

Proved developed reserves as of:
December 31, 2001	167	1,988	48	546
December 31, 2002	135	2,802	117	719
December 31, 2003	171	3,935	136	964
December 31, 2004	168	4,105	161	1,014

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Canada

			Natural
			Gas
	Oil	Gas	Liquids	Total
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Proved reserves as of December 31, 2001	166	2,625	56	660
Revisions due to prices	(2)	(47)	(1)	(11)
Revisions other than price	4	(60)	(1)	(7)
Extensions and discoveries	26	226	5	69
Purchase of reserves	1	1	—	1
Production	(16)	(279)	(5)	(68)
Sale of reserves	(30)	(182)	(8)	(68)

Proved reserves as of December 31, 2002	149	2,284	46	576
Revisions due to prices	1	(28)	(1)	(5)
Revisions other than price	(5)	(5)	2	(4)
Extensions and discoveries	16	324	6	76
Purchase of reserves	2	1	—	2
Production	(14)	(267)	(5)	(63)
Sale of reserves	(1)	(12)	—	(3)

Proved reserves as of December 31, 2003	148	2,297	48	579
Revisions due to prices	(43)	32	—	(38)
Revisions other than price	5	(46)	(2)	(5)
Extensions and discoveries	50	410	9	127
Purchase of reserves	1	6	—	2
Production	(14)	(279)	(5)	(65)
Sale of reserves	—	—	—	—

Proved reserves as of December 31, 2004	147	2,420	50	600

Proved developed reserves as of:
December 31, 2001	124	1,923	40	485
December 31, 2002	119	1,816	33	455
December 31, 2003	123	1,964	43	493
December 31, 2004	123	2,043	43	507

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	International

			Natural
			Gas
	Oil	Gas	Liquids	Total
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Proved reserves as of December 31, 2001	170	—	—	170
Revisions due to prices	(30)	—	—	(30)
Revisions other than price	10	—	—	10
Extensions and discoveries	—	—	—	—
Purchase of reserves	—	—	—	—
Production	(2)	—	—	(2)
Sale of reserves	—	—	—	—

Proved reserves as of December 31, 2002	148	—	—	148
Revisions due to prices	(8)	(1)	—	(8)
Revisions other than price	9	(32)	—	4
Extensions and discoveries	1	—	—	1
Purchase of reserves	168	175	—	197
Production	(17)	(7)	—	(19)
Sale of reserves	—	—	—	—

Proved reserves as of December 31, 2003	301	135	—	323
Revisions due to prices	(46)	(1)	—	(46)
Revisions other than price	12	14	—	15
Extensions and discoveries	12	—	—	12
Purchase of reserves	—	—	—	—
Production	(33)	(10)	—	(35)
Sale of reserves	—	—	—	—

Proved reserves as of December 31, 2004	246	138	—	269

Proved developed reserves as of:
December 31, 2001	7	—	—	7
December 31, 2002	6	—	—	6
December 31, 2003	114	81	—	127
December 31, 2004	120	71	—	131
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

Standardized Measure of Discounted Future Net Cash Flows
      The accompanying tables reflect the standardized measure of discounted future net cash flows relating to Devon’s interest in proved reserves:

	Total

	December 31,

	2004	2003	2002

	(In millions)
Future cash inflows	$67,035	60,562	38,399
Future costs:
Development	(4,250)	(3,693)	(2,053)
Production	(18,395)	(16,232)	(9,076)
Future income tax expense	(14,241)	(12,078)	(8,737)

Future net cash flows	30,149	28,559	18,533
10% discount to reflect timing of cash flows	(14,064)	(12,638)	(8,168)

Standardized measure of discounted future net cash flows	$16,085	15,921	10,365

	Domestic

	December 31,

	2004	2003	2002

	(In millions)
Future cash inflows	$39,214	36,602	20,571
Future costs:
Development	(2,208)	(2,028)	(1,122)
Production	(12,093)	(10,788)	(5,871)
Future income tax expense	(7,989)	(6,848)	(3,911)

Future net cash flows	16,924	16,938	9,667
10% discount to reflect timing of cash flows	(7,550)	(7,435)	(4,157)

Standardized measure of discounted future net cash flows	$9,374	9,503	5,510

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Canada

	December 31,

	2004	2003	2002

	(In millions)
Future cash inflows	$18,483	15,517	13,799
Future costs:
Development	(1,353)	(1,051)	(633)
Production	(4,285)	(3,585)	(2,600)
Future income tax expense	(4,200)	(3,316)	(3,999)

Future net cash flows	8,645	7,565	6,567
10% discount to reflect timing of cash flows	(4,764)	(3,442)	(2,677)

Standardized measure of discounted future net cash flows	$3,881	4,123	3,890

	International

	December 31,

	2004	2003	2002

	(In millions)
Future cash inflows	$9,338	8,443	4,029
Future costs:
Development	(689)	(614)	(298)
Production	(2,017)	(1,859)	(605)
Future income tax expense	(2,052)	(1,914)	(827)

Future net cash flows	4,580	4,056	2,299
10% discount to reflect timing of cash flows	(1,750)	(1,761)	(1,334)

Standardized measure of discounted future net cash flows	$2,830	2,295	965

      Future cash inflows are computed by applying year-end prices (averaging $34.69 per barrel of oil, $5.27 per Mcf of gas and $29.73 per barrel of natural gas liquids at December 31, 2004) to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end. Such arrangements include derivatives accounted for as cash flow hedges.
      Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Of the $4.3 billion of future development costs, $818 million, $588 million and $388 million are estimated to be spent in 2005, 2006 and 2007, respectively.
      Future development costs include not only development costs, but also future dismantlement, abandonment and rehabilitation costs. Included as part of the $4.3 billion of future development costs are $1.0 billion of future dismantlement, abandonment and rehabilitation costs.
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preceding Total and International standardized measure of discounted future net cash flows tables exclude $21 million in 2002 related to discontinued operations.

Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows
      Principal changes in the standardized measure of discounted future net cash flows attributable to Devon’s proved reserves are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Beginning balance	$15,921	10,365	5,015
Oil, gas and NGL sales, net of production costs	(5,915)	(4,562)	(2,402)
Net changes in prices and production costs	2,749	2,645	9,122
Extensions, discoveries, and improved recovery, net of future development costs	3,103	2,218	1,471
Purchase of reserves, net of future development costs	32	5,763	888
Development costs incurred during the period which reduced future development costs	684	1,022	175
Revisions of quantity estimates	(1,132)	(728)	(61)
Sales of reserves in place	(13)	(307)	(1,879)
Accretion of discount	2,265	1,531	692
Net change in income taxes	(1,782)	(2,305)	(2,673)
Other, primarily changes in timing	173	279	17

Ending balance	$16,085	15,921	10,365

      The preceding table excludes $21 million and $299 million as of December 31, 2002 and 2001, respectively, related to discontinued operations.

19.	Supplemental Quarterly Financial Information (Unaudited)
      Following is a summary of the unaudited interim results of operations for the years ended December 31, 2004 and 2003.

	2004

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

	(In millions, except per share amounts)
Oil, gas and NGL sales	$1,821	1,842	1,859	1,966	7,488
Total revenues	$2,238	2,219	2,267	2,465	9,189
Net earnings	$494	502	517	673	2,186
Net earnings per common share:
Basic	$1.03	1.04	1.06	1.38	4.51
Diluted	$1.00	1.01	1.03	1.35	4.38

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

	(In millions, except per share amounts)
Oil, gas and NGL sales	$1,237	1,478	1,613	1,564	5,892
Total revenues	$1,671	1,813	1,948	1,921	7,352
Net earnings before cumulative effect of change in accounting principle	$420	356	412	543	1,731
Net earnings	$436	356	412	543	1,747
Net earnings per common share:
Basic:
Net earnings before cumulative effect of change in accounting principle	$1.33	0.84	0.88	1.16	4.12
Cumulative effect of change in accounting principle	0.05	—	—	—	0.04

Total basic	$1.38	0.84	0.88	1.16	4.16

Diluted:
Net earnings before cumulative effect of change in accounting principle	$1.29	0.81	0.85	1.13	4.00
Cumulative effect of change in accounting principle	0.05	—	—	—	0.04

Total diluted	$1.34	0.81	0.85	1.13	4.04

      The second and fourth quarters of 2004 include a $28 million and $8 million income tax benefit, respectively, due to statutory rate reductions of Canadian tax rates. The per share effect of these tax benefits were $0.06 and $0.01 in the second and fourth quarters of 2004, respectively.
      The fourth quarter of 2003 includes a $218 million income tax benefit due to a statutory rate reduction of Canadian tax rates. The per share effect of this tax benefit was $0.45. The fourth quarter of 2003 also includes $111 million of reduction of carrying value of oil and gas properties. The after-tax effect of the reduction in carrying value was $74 million, or $0.16 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.
      Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2004 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
      Devon’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Devon, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Devon’s management, including our principal executive and principal financial officers, Devon conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on February 18, 2005, management concluded that its internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of Devon’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm who audited Devon’s consolidated financial statements as of and for the year ended December 31, 2004, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
      There was no change in Devon’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Devon Energy Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Devon Energy Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Devon Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Devon Energy Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Devon Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Devon Energy Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Oklahoma City, Oklahoma
March 4, 2005

Item 9B.	Other Information
      On February 16, 2005, we redeemed the one outstanding share of our special voting preferred stock.
      On March 7, 2005 we filed a Certificate of Elimination with the State of Delaware that amended our certificate of incorporation by eliminating all references to the special voting preferred stock. We then filed a restated certificate of incorporation with the State of Delaware that integrated that amendment into our certificate of incorporation, but did not further amend it. The restated certificate of incorporation is attached as an exhibit to this document.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information called for by this Item 10 is incorporated hereby by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2005.

Item 11.	Executive Compensation
      The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2005.

Item 14.	Principal Accountant Fees and Services
      The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2005.

PART IV

Item 15.	Exhibits and Financial Statements Schedules
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

3. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 23, 2003, by and among Registrant, Devon NewCo Corporation, and Ocean Energy, Inc. (incorporated by reference to Registrant’s Amendment No. 1 to Form S-4 Registration No. 333-103679, filed March 20, 2003).
2.2	Amended and Restated Agreement and Plan of Merger, dated as of August 13, 2001, by and among Registrant, Devon NewCo Corporation, Devon Holdco Corporation, Devon Merger Corporation, Mitchell Merger Corporation and Mitchell Energy & Development Corp. (incorporated by reference to Annex A to Registrant’s Joint Proxy Statement/ Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30, 2001).
2.3	Offer to Purchase for Cash and Directors’ Circular dated September 6, 2001 (incorporated by reference to Registrant’s and Devon Acquisition Corporation’s Schedule 14D-1F filing, filed September 6, 2001).
2.4	Pre-Acquisition Agreement, dated as of August 31, 2001, between Registrant and Anderson Exploration Ltd. (incorporated by reference to Exhibit 2.2 to Registrant’s Registration Statement on Form S-4, File No. 333-68694 as filed September 14, 2001).
2.5	Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Registrant’s Registration Statement on Form S-4, File No. 333-39908).
2.6	Amendment No. One, dated as of July 11, 2000, to Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on July 12, 2000).
2.7	Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to Exhibit 2.1 to Registrant’s Form S-4, File No. 333-82903).
2.8	Amended and Restated Combination Agreement between Registrant and Northstar Energy Corporation dated as of June 29, 1998 (incorporated by reference to Annex B to Registrant’s definitive proxy statement for a special meeting of shareholders, filed November 6, 1998).
3.1	Registrant’s Restated Certificate of Incorporation.
3.2	Registrant’s Bylaws.
4.1	Rights Agreement dated as of August 17, 1999 between Registrant and BankBoston, N.A. (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on August 18, 1999).

Exhibit No.	Description

4.2	Amendment to Rights Agreement, dated as of May 25, 2000, by and between Registrant and Fleet National Bank (fka BankBoston, N.A.) (incorporated by reference to Exhibit 4.2 to Registrant’s definitive proxy statement for a special meeting of shareholders filed on July 21, 2000).
4.3	Amendment to Rights Agreement, dated as of October 4, 2001, by and between Registrant and Fleet National Bank (fka Bank Boston, N.A.) (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on October 11, 2001).
4.4	Amendment to Rights Agreement, dated September 13, 2002, between Registrant and Wachovia Bank, N.A. (incorporated by reference to Exhibit 4.9 to Registrant’s Registration Statement on Form S-3 File Nos. 333-83156, 333-83156-1, and 333-83156-2 as filed on October 4, 2002).
4.5	Indenture, dated as of March 1, 2002, between Registrant and The Bank of New York, as Trustee, relating to senior debt securities issuable by Registrant (the “Senior Indenture”) (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed April 9, 2002).
4.6	Supplemental Indenture No. 1, dated as of March 25, 2002, between Registrant and The Bank of New York, as Trustee, relating to the 7.95% Senior Debentures due 2032 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on April 9, 2002).
4.7	Supplemental Indenture No. 2, dated as of August 4, 2003, between Registrant and The Bank of New York, as Trustee, relating to the 2.75% Senior Notes due 2006 (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K filed on March 5, 2003).
4.8	Indenture dated as of October 3, 2001, by and among Devon Financing Corporation, U.L.C. (as issuer), Registrant (as guarantor) and JP Morgan Chase Bank, formerly The Chase Manhattan Bank (as trustee), relating to the 6.875% Senior Notes due 2011 and the 7.875% Debentures due 2031 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).
4.9	Indenture dated as of June 27, 2000 between Registrant and The Bank of New York, as Trustee, setting forth the terms of the Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed July 12, 2000).
4.10	Indenture dated as of December 15, 1992 between Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Texas Commerce Bank National Association, Trustee, relating to the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(o) to Pennzoil Company’s Form 10-K filed March 10, 1993 (SEC File No. 1-5591)).
4.11	First Supplemental Indenture dated as of January 13, 1993 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 4(p) to Pennzoil Company’s Form 10-K for the year ended December 31, 1992).
4.12	Second Supplemental Indenture dated as of October 12, 1993 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association, as Trustee, (incorporated by reference to Exhibit 4(i) to Pennzoil Company’s Form 10-K for the year ended December 31, 1993).
4.13	Third Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and JP Morgan Chase Bank, formerly Chase Bank of Texas, National Association, as Trustee, supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company’s Form 10-K for the year ended December 31, 1998).

Exhibit No.	Description

4.14	Fourth Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and JP Morgan Chase Bank, formerly Chase Bank of Texas, National Association, as Trustee, supplements the terms of the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(h) to PennzEnergy Company’s Form 10-K for the year ended December 31, 1998).
4.15	Fifth Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and JP Morgan Chase Bank, formerly Chase Bank of Texas, National Association, Trustee, supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4.7 to Registrant’s Form 8-K filed on August 18, 1999).
4.16	Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Mellon Bank, N.A., Trustee (incorporated by reference to Exhibit 4(a) to Pennzoil Company’s Form 10-Q for the quarter ended June 30, 1986 (SEC File No. 1-5591)).
4.17	First Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and JP Morgan Chase Bank, formerly Chase Bank of Texas, National Association, Trustee, supplementing the terms of the 10.625% Debentures due 2001, 10.125% Debentures due 2009, 9.625% Notes due 1999 and 10.25% Debentures due 2005 (incorporated by reference to Exhibit 4.8 to Registrant’s Form 8-K filed on August 18, 1999).
4.18	Purchase Agreement dated as of September 17, 2002 relating to the 4.375% Senior Notes due October 1, 2007 by and among Ocean Energy, Inc. and the underwriters named therein (incorporated by reference to Exhibit 1.1 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 17, 2002). Officers’ Certificate evidencing the terms of the 4.375% Senior Notes due 2007, including the form of global note relating thereto (incorporated by reference to Exhibit 4.1 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 17, 2002).
4.19	Senior Indenture dated as of September 28, 2001 between Ocean Energy, Inc. (a Louisiana corporation) and The Bank of New York, As Trustee (incorporated by reference to Exhibit 4.1 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 28, 2001). Officer’s Certificate establishing the terms of the 7.25% Senior Notes due 2011, including the form of global note relating thereto (incorporated by reference to Exhibit 4.2 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 28, 2001).
4.20	Indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A. as Trustee, relating to the 7.625% Senior Notes due 2005 (incorporated by reference to Exhibit 10.23 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058)).
4.21	First Supplemental Indenture, dated March 30, 1999 to indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 7.625% Senior Notes due 2005 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q for the period ended March 31, 1999).
4.22	Second Supplemental Indenture, dated as of May 9, 2001 to indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A. as Trustee, relating to the 7.625% Senior Notes due 2005 (incorporated by reference to Exhibit 99.1 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2001).

Exhibit No.	Description

4.23	Indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 10.24 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058)).
4.24	First Supplemental Indenture, dated March 30, 1999 to indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 4.5 to Ocean Energy, Inc.’s Form 10-Q for the period ended March 31, 1999).
4.25	Second Supplemental Indenture, dated as of May 9, 2001 to indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 99.2 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2001).
4.26	Senior Indenture dated September 1, 1997, among Ocean Energy, Inc. and The Bank of New York, as Trustee, and Specimen of 7.50% Senior Notes (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 1997)).
4.27	First Supplemental Indenture, dated as of March 30, 1999 to Senior Indenture dated as of September 1, 1997, among Ocean Energy, Inc. and The Bank of New York, as Trustee, and Specimen of 7.50% Senior Notes (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the period ended March 31, 1999).
4.28	Second Supplemental Indenture, dated as of May 9, 2001 to Senior Indenture dated as of September 1, 1997, among Ocean Energy, Inc. and The Bank of New York, as Trustee, and Specimen of 7.50% Senior Notes (incorporated by reference to Exhibit 99.4 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2001).
4.29	Support Agreement, dated December 10, 1998, between the Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.1 to Devon Energy Corporation (Oklahoma)’s (predecessor to Registrant) Form 8-K dated as of December 11, 1998).
4.30	Amending Support Agreement dated August 17, 1999, between the Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K filed on August 18, 1999).
4.31	Exchangeable Share Provisions (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 23, 1998).
4.32	Amended Exchangeable Share Provisions dated as of August 17, 1999 (incorporated by reference to Exhibit 4.17 to Registrant’s Form 10-K for the year ended December 31, 1999).
9.1	Voting and Exchange Trust Agreement, dated December 10, 1998, by and between the Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9 to Registrant’s Form 8-K filed on December 23, 1998).
9.2	Amending Voting and Exchange Trust Agreement, dated as of August 17, 1999, by and between Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9 to Registrant’s Form 8-K filed on August 18, 1999).
10.1	Amended and Restated Investor Rights Agreement, dated as of August 13, 2001, by and among Registrant, Devon Holdco Corporation, George P. Mitchell and Cynthia Woods Mitchell (attached as Annex C to the Joint Proxy Statement/ Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30, 2001).

Exhibit No.	Description

10.2	Credit Agreement dated as of April 8, 2004, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as Canadian Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank as Syndication Agent, Bank of Montreal, D/B/A “Harris Nesbitt”, Royal Bank of Canada, Wachovia Bank, National Association as Co-Documentation Agents and The Other Lenders Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Book Managers for the $1.5 billion five-year revolving credit facility (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 7, 2004.)
10.3	First Amendment to Credit Agreement dated as of March 4, 2005, by and among Registrant, Northstar Energy Corporation and Devon Canada Corporation, Bank of America, N.A., (“as Administrative Agent”), and the Lenders signatory thereto.
10.4	Credit Agreement, dated as of October 12, 2001, by and among Registrant, Devon Financing Corporation, U.L.C., UBS AG, Stamford Branch (as Administrative Agent), and the lenders signatory thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).
10.5	Amendment No. 1 to the Credit Agreement dated as of May 30, 2003, by and among Registrant, Devon Financing Corporation, U.L.C., UBS AG, Stamford Branch (as Administrative Agent), and the lenders signatory thereto (incorporated by reference to Registrant’s Form 10-Q filed on August 13, 2003).
10.6	Devon Energy Corporation Restricted Stock Bonus Plan (incorporated by reference to Registrant’s Form S-8 filed on August 29, 2000, File No. 333-44702).*
10.7	Devon Energy Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Registrant’s Form S-8 Registration No. 333-104922, filed May 1, 2003).*
10.8	Devon Energy Corporation 1997 Stock Option Plan (as amended August 29, 2000) (incorporated by reference to Exhibit A to Registrant’s Proxy Statement for the 1997 Annual Meeting of Shareholders filed on April 3, 1997).*
10.9	Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*
10.10	Global Natural Resources Inc. 1992 Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.11	Mitchell Energy & Development Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated January 31, 2000).*
10.12	Mitchell Energy & Development Corp. 1995 Stock Option Plan (incorporated by reference to SEC File No. 333-06981).*
10.13	Ocean Energy, Inc. Long Term Incentive Plan for Non-Executive Employees (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.14	Ocean Energy, Inc. 1994 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.15	Ocean Energy, Inc. 1996 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.16	Ocean Energy, Inc. 1998 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.17	Ocean Energy, Inc. 1999 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*

Exhibit No.	Description

10.18	Ocean Energy, Inc. 2001 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.19	Ocean Energy, Inc. Retirement Savings Plan (incorporated by reference to Registrant’s Form S-8 Registration No. 333-104933, filed May 2, 2003).*
10.20	PennzEnergy Company 1998 Incentive Plan (incorporated by reference to Exhibit 4.3 to Pennzoil Company’s Form S-8 filed on December 29, 1998 SEC No. 333-69845).*
10.21	Pennzoil Company 1998 Stock Option Plan (incorporated by reference to SEC File No. 333-59011).*
10.22	Pennzoil Company 1997 Incentive Plan (incorporated by reference to Exhibit A to Pennzoil Company definitive proxy material filed on March 21, 1997, SEC File No. 1-5591).*
10.23	Pennzoil Company 1997 Stock Option Plan (incorporated by reference to SEC File No. 333-26021).*
10.24	Pennzoil Company 1990 Stock Option Plan (incorporated by reference to Pennzoil Company’s definitive proxy material filed on April 26, 1990, File No. 1-5591).*
10.25	Santa Fe Snyder Corporation 1999 Stock Compensation Retention Plan (incorporated by reference to Exhibit 10(a) to Santa Fe Snyder Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*
10.26	Santa Fe Energy Resources Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10(a) to Santa Fe Energy Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.27	Santa Fe Energy Resources, Inc. 1995 Incentive Stock Compensation Plan for Nonexecutive Officers (incorporated by reference to SEC File No. 033-59255).*
10.28	Santa Fe Energy Resources Deferred Compensation Plan, effective as of January 1, 1991, as amended and restated, effective February 1, 1994 (incorporated by reference to Exhibit 10(p) to Santa Fe Energy Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993).*
10.29	Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan, Third Amendment and Restatement (incorporated by reference to Exhibit 10(a) to Santa Fe Energy Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*
10.30	Santa Fe Energy Resources, Inc. Supplemental Retirement Plan effective as of December 4, 1990 (incorporated by reference to Exhibit 10(h) to Santa Fe Energy Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).*
10.31	Seagull Energy Corporation 1990 Stock Option Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2002).*
10.32	Seagull Energy Corporation 1993 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.33	Seagull Energy Corporation 1993 Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.34	Seagull Energy Corporation 1995 Omnibus Stock Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.35	United Meridian Corporation 1994 Outside Director’s Nonqualified Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.36	United Meridian Corporation 1994 Employee Nonqualified Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*

Exhibit No.	Description

10.37	Supplemental Retirement Income Agreement among Devon Energy Corporation (Nevada), Registrant and John W. Nichols, dated March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended June 30, 1997).*
10.38	Form of Employment Agreement between Registrant and Stephen J. Hadden, Brian J. Jennings, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, John Richels and Darryl G. Smette, dated January 1, 2002 (incorporated by reference to Exhibit 10.26 of Registrant’s Form 10-K for the year ended December 31, 2001).*
12	Statement of computations of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends.
21	List of Significant Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
23.2	Consent of LaRoche Petroleum Consultants.
23.3	Consent of Ryder Scott Company, L.P.
23.4	Consent of AJM Petroleum Consultants.
31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plans or arrangements

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Devon Energy Corporation

By:	/s/ J. Larry Nichols

J. Larry Nichols,
Chairman of the Board and
Chief Executive Officer
March 7, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Larry Nichols J. Larry Nichols	Chairman of the Board, Chief Executive Officer and Director	March 7, 2005

/s/ John Richels John Richels	President	March 7, 2005

/s/ Brian J. Jennings Brian J. Jennings	Senior Vice President — Corporate Finance and Development and Chief Financial Officer	March 7, 2005

/s/ Danny J. Heatly Danny J. Heatly	Vice President — Accounting and Chief Accounting Officer	March 7, 2005

/s/ Thomas F. Ferguson Thomas F. Ferguson	Director	March 7, 2005

/s/ Peter J. Fluor Peter J. Fluor	Director	March 7, 2005

/s/ David M. Gavrin David M. Gavrin	Director	March 7, 2005

/s/ Michael E. Gellert Michael E. Gellert	Director	March 7, 2005

/s/ John A. Hill John A. Hill	Director	March 7, 2005

/s/ Robert L. Howard Robert L. Howard	Director	March 7, 2005

/s/ William J. Johnson William J. Johnson	Director	March 7, 2005

/s/ Michael M. Kanovsky Michael M. Kanovsky	Director	March 7, 2005

/s/ Charles F. Mitchell Charles F. Mitchell	Director	March 7, 2005

/s/ J. Todd Mitchell J. Todd Mitchell	Director	March 7, 2005

/s/ Robert A. Mosbacher, Jr. Robert A. Mosbacher, Jr.	Director	March 7, 2005

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 23, 2003, by and among Registrant, Devon NewCo Corporation, and Ocean Energy, Inc. (incorporated by reference to Registrant’s Amendment No. 1 to Form S-4 Registration No. 333-103679, filed March 20, 2003).
2.2	Amended and Restated Agreement and Plan of Merger, dated as of August 13, 2001, by and among Registrant, Devon NewCo Corporation, Devon Holdco Corporation, Devon Merger Corporation, Mitchell Merger Corporation and Mitchell Energy & Development Corp. (incorporated by reference to Annex A to Registrant’s Joint Proxy Statement/ Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30, 2001).
2.3	Offer to Purchase for Cash and Directors’ Circular dated September 6, 2001 (incorporated by reference to Registrant’s and Devon Acquisition Corporation’s Schedule 14D-1F filing, filed September 6, 2001).
2.4	Pre-Acquisition Agreement, dated as of August 31, 2001, between Registrant and Anderson Exploration Ltd. (incorporated by reference to Exhibit 2.2 to Registrant’s Registration Statement on Form S-4, File No. 333-68694 as filed September 14, 2001).
2.5	Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Registrant’s Registration Statement on Form S-4, File No. 333-39908).
2.6	Amendment No. One, dated as of July 11, 2000, to Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on July 12, 2000).
2.7	Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to Exhibit 2.1 to Registrant’s Form S-4, File No. 333-82903).
2.8	Amended and Restated Combination Agreement between Registrant and Northstar Energy Corporation dated as of June 29, 1998 (incorporated by reference to Annex B to Registrant’s definitive proxy statement for a special meeting of shareholders, filed November 6, 1998).
3.1	Registrant’s Restated Certificate of Incorporation.
3.2	Registrant’s Bylaws.
4.1	Rights Agreement dated as of August 17, 1999 between Registrant and BankBoston, N.A. (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on August 18, 1999).
4.2	Amendment to Rights Agreement, dated as of May 25, 2000, by and between Registrant and Fleet National Bank (fka BankBoston, N.A.) (incorporated by reference to Exhibit 4.2 to Registrant’s definitive proxy statement for a special meeting of shareholders filed on July 21, 2000).
4.3	Amendment to Rights Agreement, dated as of October 4, 2001, by and between Registrant and Fleet National Bank (fka Bank Boston, N.A.) (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on October 11, 2001).
4.4	Amendment to Rights Agreement, dated September 13, 2002, between Registrant and Wachovia Bank, N.A. (incorporated by reference to Exhibit 4.9 to Registrant’s Registration Statement on Form S-3 File Nos. 333-83156, 333-83156-1, and 333-83156-2 as filed on October 4, 2002).
4.5	Indenture, dated as of March 1, 2002, between Registrant and The Bank of New York, as Trustee, relating to senior debt securities issuable by Registrant (the “Senior Indenture”) (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed April 9, 2002).
4.6	Supplemental Indenture No. 1, dated as of March 25, 2002, between Registrant and The Bank of New York, as Trustee, relating to the 7.95% Senior Debentures due 2032 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on April 9, 2002).

Exhibit No.	Description

4.7	Supplemental Indenture No. 2, dated as of August 4, 2003, between Registrant and The Bank of New York, as Trustee, relating to the 2.75% Senior Notes due 2006 (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K filed on March 5, 2003).
4.8	Indenture dated as of October 3, 2001, by and among Devon Financing Corporation, U.L.C. (as issuer), Registrant (as guarantor) and JP Morgan Chase Bank, formerly The Chase Manhattan Bank (as trustee), relating to the 6.875% Senior Notes due 2011 and the 7.875% Debentures due 2031 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).
4.9	Indenture dated as of June 27, 2000 between Registrant and The Bank of New York, as Trustee, setting forth the terms of the Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed July 12, 2000).
4.10	Indenture dated as of December 15, 1992 between Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Texas Commerce Bank National Association, Trustee, relating to the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(o) to Pennzoil Company’s Form 10-K filed March 10, 1993 (SEC File No. 1-5591)).
4.11	First Supplemental Indenture dated as of January 13, 1993 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association (incorporated by reference to Exhibit 4(p) to Pennzoil Company’s Form 10-K for the year ended December 31, 1992).
4.12	Second Supplemental Indenture dated as of October 12, 1993 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Chase Bank of Texas, National Association, as Trustee, (incorporated by reference to Exhibit 4(i) to Pennzoil Company’s Form 10-K for the year ended December 31, 1993).
4.13	Third Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and JP Morgan Chase Bank, formerly Chase Bank of Texas, National Association, as Trustee, supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(g) to PennzEnergy Company’s Form 10-K for the year ended December 31, 1998).
4.14	Fourth Supplemental Indenture dated as of August 3, 1998 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and JP Morgan Chase Bank, formerly Chase Bank of Texas, National Association, as Trustee, supplements the terms of the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4(h) to PennzEnergy Company’s Form 10-K for the year ended December 31, 1998).
4.15	Fifth Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of December 15, 1992 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and JP Morgan Chase Bank, formerly Chase Bank of Texas, National Association, Trustee, supplements the terms of the 4.90% Exchangeable Senior Debentures due 2008 and the 4.95% Exchangeable Senior Debentures due 2008 (incorporated by reference to Exhibit 4.7 to Registrant’s Form 8-K filed on August 18, 1999).
4.16	Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and Mellon Bank, N.A., Trustee (incorporated by reference to Exhibit 4(a) to Pennzoil Company’s Form 10-Q for the quarter ended June 30, 1986 (SEC File No. 1-5591)).

Exhibit No.	Description

4.17	First Supplemental Indenture dated as of August 17, 1999 to Indenture dated as of February 15, 1986 among Registrant (as successor by merger to PennzEnergy Company, formerly Pennzoil Company) and JP Morgan Chase Bank, formerly Chase Bank of Texas, National Association, Trustee, supplementing the terms of the 10.625% Debentures due 2001, 10.125% Debentures due 2009, 9.625% Notes due 1999 and 10.25% Debentures due 2005 (incorporated by reference to Exhibit 4.8 to Registrant’s Form 8-K filed on August 18, 1999).
4.18	Purchase Agreement dated as of September 17, 2002 relating to the 4.375% Senior Notes due October 1, 2007 by and among Ocean Energy, Inc. and the underwriters named therein (incorporated by reference to Exhibit 1.1 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 17, 2002). Officers’ Certificate evidencing the terms of the 4.375% Senior Notes due 2007, including the form of global note relating thereto (incorporated by reference to Exhibit 4.1 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 17, 2002).
4.19	Senior Indenture dated as of September 28, 2001 between Ocean Energy, Inc. (a Louisiana corporation) and The Bank of New York, As Trustee (incorporated by reference to Exhibit 4.1 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 28, 2001). Officer’s Certificate establishing the terms of the 7.25% Senior Notes due 2011, including the form of global note relating thereto (incorporated by reference to Exhibit 4.2 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 28, 2001).
4.20	Indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A. as Trustee, relating to the 7.625% Senior Notes due 2005 (incorporated by reference to Exhibit 10.23 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058)).
4.21	First Supplemental Indenture, dated March 30, 1999 to indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 7.625% Senior Notes due 2005 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q for the period ended March 31, 1999).
4.22	Second Supplemental Indenture, dated as of May 9, 2001 to indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A. as Trustee, relating to the 7.625% Senior Notes due 2005 (incorporated by reference to Exhibit 99.1 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2001).
4.23	Indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 10.24 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058)).
4.24	First Supplemental Indenture, dated March 30, 1999 to indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 4.5 to Ocean Energy, Inc.’s Form 10-Q for the period ended March 31, 1999).
4.25	Second Supplemental Indenture, dated as of May 9, 2001 to indenture dated as of July 8, 1998 among Ocean Energy, Inc., its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 99.2 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2001).
4.26	Senior Indenture dated September 1, 1997, among Ocean Energy, Inc. and The Bank of New York, as Trustee, and Specimen of 7.50% Senior Notes (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 1997)).
4.27	First Supplemental Indenture, dated as of March 30, 1999 to Senior Indenture dated as of September 1, 1997, among Ocean Energy, Inc. and The Bank of New York, as Trustee, and Specimen of 7.50% Senior Notes (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the period ended March 31, 1999).

Exhibit No.	Description

4.28	Second Supplemental Indenture, dated as of May 9, 2001 to Senior Indenture dated as of September 1, 1997, among Ocean Energy, Inc. and The Bank of New York, as Trustee, and Specimen of 7.50% Senior Notes (incorporated by reference to Exhibit 99.4 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2001).
4.29	Support Agreement, dated December 10, 1998, between the Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.1 to Devon Energy Corporation (Oklahoma)’s (predecessor to Registrant) Form 8-K dated as of December 11, 1998).
4.30	Amending Support Agreement dated August 17, 1999, between the Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K filed on August 18, 1999).
4.31	Exchangeable Share Provisions (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 23, 1998).
4.32	Amended Exchangeable Share Provisions dated as of August 17, 1999 (incorporated by reference to Exhibit 4.17 to Registrant’s Form 10-K for the year ended December 31, 1999).
9.1	Voting and Exchange Trust Agreement, dated December 10, 1998, by and between the Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9 to Registrant’s Form 8-K filed on December 23, 1998).
9.2	Amending Voting and Exchange Trust Agreement, dated as of August 17, 1999, by and between Registrant, Northstar Energy Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9 to Registrant’s Form 8-K filed on August 18, 1999).
10.1	Amended and Restated Investor Rights Agreement, dated as of August 13, 2001, by and among Registrant, Devon Holdco Corporation, George P. Mitchell and Cynthia Woods Mitchell (attached as Annex C to the Joint Proxy Statement/ Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30, 2001).
10.2	Credit Agreement dated as of April 8, 2004, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as Canadian Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank as Syndication Agent, Bank of Montreal, D/B/A “Harris Nesbitt”, Royal Bank of Canada, Wachovia Bank, National Association as Co-Documentation Agents and The Other Lenders Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Book Managers for the $1.5 billion five-year revolving credit facility (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 7, 2004.)
10.3	First Amendment to Credit Agreement dated as of March 4, 2005, by and among Registrant, Northstar Energy Corporation and Devon Canada Corporation, Bank of America, N.A., (“as Administrative Agent”), and the Lenders signatory thereto.
10.4	Credit Agreement, dated as of October 12, 2001, by and among Registrant, Devon Financing Corporation, U.L.C., UBS AG, Stamford Branch (as Administrative Agent), and the lenders signatory thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).
10.5	Amendment No. 1 to the Credit Agreement dated as of May 30, 2003, by and among Registrant, Devon Financing Corporation, U.L.C., UBS AG, Stamford Branch (as Administrative Agent), and the lenders signatory thereto (incorporated by reference to Registrant’s Form 10-Q filed on August 13, 2003).
10.6	Devon Energy Corporation Restricted Stock Bonus Plan (incorporated by reference to Registrant’s Form S-8 filed on August 29, 2000, File No. 333-44702).*
10.7	Devon Energy Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Registrant’s Form S-8 Registration No. 333-104922, filed May 1, 2003).*
10.8	Devon Energy Corporation 1997 Stock Option Plan (as amended August 29, 2000) (incorporated by reference to Exhibit A to Registrant’s Proxy Statement for the 1997 Annual Meeting of Shareholders filed on April 3, 1997).*

Exhibit No.	Description

10.9	Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*
10.10	Global Natural Resources Inc. 1992 Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.11	Mitchell Energy & Development Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K dated January 31, 2000).*
10.12	Mitchell Energy & Development Corp. 1995 Stock Option Plan (incorporated by reference to SEC File No. 333-06981).*
10.13	Ocean Energy, Inc. Long Term Incentive Plan for Non-Executive Employees (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.14	Ocean Energy, Inc. 1994 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.15	Ocean Energy, Inc. 1996 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.16	Ocean Energy, Inc. 1998 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.17	Ocean Energy, Inc. 1999 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.18	Ocean Energy, Inc. 2001 Long Term Incentive Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.19	Ocean Energy, Inc. Retirement Savings Plan (incorporated by reference to Registrant’s Form S-8 Registration No. 333-104933, filed May 2, 2003).*
10.20	PennzEnergy Company 1998 Incentive Plan (incorporated by reference to Exhibit 4.3 to Pennzoil Company’s Form S-8 filed on December 29, 1998 SEC No. 333-69845).*
10.21	Pennzoil Company 1998 Stock Option Plan (incorporated by reference to SEC File No. 333-59011).*
10.22	Pennzoil Company 1997 Incentive Plan (incorporated by reference to Exhibit A to Pennzoil Company definitive proxy material filed on March 21, 1997, SEC File No. 1-5591).*
10.23	Pennzoil Company 1997 Stock Option Plan (incorporated by reference to SEC File No. 333-26021).*
10.24	Pennzoil Company 1990 Stock Option Plan (incorporated by reference to Pennzoil Company’s definitive proxy material filed on April 26, 1990, File No. 1-5591).*
10.25	Santa Fe Snyder Corporation 1999 Stock Compensation Retention Plan (incorporated by reference to Exhibit 10(a) to Santa Fe Snyder Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*
10.26	Santa Fe Energy Resources Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10(a) to Santa Fe Energy Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.27	Santa Fe Energy Resources, Inc. 1995 Incentive Stock Compensation Plan for Nonexecutive Officers (incorporated by reference to SEC File No. 033-59255).*
10.28	Santa Fe Energy Resources Deferred Compensation Plan, effective as of January 1, 1991, as amended and restated, effective February 1, 1994 (incorporated by reference to Exhibit 10(p) to Santa Fe Energy Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993).*

Exhibit No.	Description

10.29	Santa Fe Energy Resources 1990 Incentive Stock Compensation Plan, Third Amendment and Restatement (incorporated by reference to Exhibit 10(a) to Santa Fe Energy Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*
10.30	Santa Fe Energy Resources, Inc. Supplemental Retirement Plan effective as of December 4, 1990 (incorporated by reference to Exhibit 10(h) to Santa Fe Energy Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).*
10.31	Seagull Energy Corporation 1990 Stock Option Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2002).*
10.32	Seagull Energy Corporation 1993 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.33	Seagull Energy Corporation 1993 Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.34	Seagull Energy Corporation 1995 Omnibus Stock Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.35	United Meridian Corporation 1994 Outside Director’s Nonqualified Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.36	United Meridian Corporation 1994 Employee Nonqualified Stock Option Plan (incorporated by reference to Registrant’s Post Effective Amendment No. 1 to Form S-4 on Form S-8 Registration No. 333-103679, filed April 28, 2003).*
10.37	Supplemental Retirement Income Agreement among Devon Energy Corporation (Nevada), Registrant and John W. Nichols, dated March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended June 30, 1997).*
10.38	Form of Employment Agreement between Registrant and Stephen J. Hadden, Brian J. Jennings, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, John Richels and Darryl G. Smette, dated January 1, 2002 (incorporated by reference to Exhibit 10.26 of Registrant’s Form 10-K for the year ended December 31, 2001).*
12	Statement of computations of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends.
21	List of Significant Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
23.2	Consent of LaRoche Petroleum Consultants.
23.3	Consent of Ryder Scott Company, L.P.
23.4	Consent of AJM Petroleum Consultants.
31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plans or arrangements