Form 10-Q
period 2005-03-31
DEVON ENERGY CORP/DE
filed 2005-05-05
CIK 1090012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32318

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

     The number of shares outstanding of Registrant’s common stock, par value $0.10, as of March 31, 2005, was 473,735,159.

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

March 31, 2005 and 2004

(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,499	$1,152
Short-term investments	1,033	967
Accounts receivable	1,364	1,320
Fair value of derivative financial instruments	—	1
Deferred income taxes	317	289
Other current assets	152	143

Total current assets	4,365	3,872

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,123 and $3,187 excluded from amortization in 2005 and 2004, respectively)	32,795	32,114
Less accumulated depreciation, depletion and amortization	13,316	12,768

	19,479	19,346
Investment in ChevronTexaco Corporation common stock, at fair value	827	745
Fair value of derivative financial instruments	—	8
Goodwill	5,624	5,637
Other assets	381	417

Total assets	$30,676	$30,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable:
Trade	$937	$715
Revenues and royalties due to others	451	487
Income taxes payable	428	223
Current portion of long-term debt	932	933
Accrued interest payable	97	139
Fair value of derivative financial instruments	562	399
Current portion of asset retirement obligation	68	46
Accrued expenses and other current liabilities	285	158

Total current liabilities	3,760	3,100

Debentures exchangeable into shares of ChevronTexaco Corporation common stock	696	692
Other long-term debt	6,312	6,339
Fair value of derivative financial instruments	129	72
Asset retirement obligation, long-term	685	693
Other liabilities	379	366
Deferred income taxes	5,081	5,089
Stockholders’ equity:
Preferred stock of $1.00 par value.
Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value.
Authorized 800,000,000 shares; issued 473,735,159 in 2005 and 483,909,000 in 2004	47	48
Additional paid-in capital	8,588	9,087
Retained earnings	4,218	3,693
Accumulated other comprehensive income	858	930
Deferred compensation and other	(78)	(85)

Total stockholders’ equity	13,634	13,674

Total liabilities and stockholders’ equity	$30,676	$30,025

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$615	$581
Gas sales	1,175	1,121
NGL sales	145	119
Marketing and midstream revenues	416	417

Total revenues	2,351	2,238

Expenses and other income, net:
Lease operating expenses	348	310
Production taxes	78	62
Marketing and midstream operating costs and expenses	331	332
Depreciation, depletion and amortization of oil and gas properties	541	538
Depreciation and amortization of non-oil and gas properties	38	34
Accretion of asset retirement obligation	12	11
General and administrative expenses	58	77
Interest expense	118	118
Effects of changes in foreign currency exchange rates	—	6
Change in fair value of derivative financial instruments	52	(4)
Other income, net	(138)	(22)

Total expenses and other income, net	1,438	1,462
Earnings before income tax expense	913	776
Income tax expense (benefit):
Current	352	203
Deferred	(2)	79

Total income tax expense	350	282

Net earnings	563	494
Preferred stock dividends	2	2

Net earnings applicable to common stockholders	$561	$492

Net earnings per average common share outstanding:
Basic	$1.17	$1.03

Diluted	$1.14	$1.00

Weighted average common shares outstanding – basic	480	478

Weighted average common shares outstanding – diluted	496	493

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

					Accumulated
			Additional		Other	Deferred		Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	and Other	Stock	Equity
	(In millions)
Three Months Ended March 31, 2005
Balance as of December 31, 2004	$1	48	9,087	3,693	930	(85)	—	13,674
Comprehensive income:
Net earnings	—	—	—	563	—	—	—	563
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments[1]	—	—	—	—	(26)	—	—	(26)
Reclassification adjustment for derivative losses reclassified into oil and gas sales[2]	—	—	—	—	92	—	—	92
Change in fair value of derivative financial instruments[3]	—	—	—	—	(191)	—	—	(191)
Unrealized gain on marketable securities[4]	—	—	—	—	53	—	—	53

Other comprehensive loss								(72)

Comprehensive income								491
Stock issued	—	—	57	—	—	—	—	57
Stock repurchased and retired	—	(1)	(556)	—	—	—	—	(557)
Dividends on common stock	—	—	—	(36)	—	—	—	(36)
Dividends on preferred stock	—	—	—	(2)	—	—	—	(2)
Amortization of restricted stock awards	—	—	—	—	—	7	—	7

Balance as of March 31, 2005	$1	47	8,588	4,218	858	(78)	—	13,634

Three Months Ended March 31, 2004
Balance as of December 31, 2003	$1	47	9,043	1,614	569	(32)	(186)	11,056
Comprehensive income:
Net earnings	—	—	—	494	—	—	—	494
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments[5]	—	—	—	—	(61)	—	—	(61)
Reclassification adjustment for derivative losses reclassified into oil and gas sales[6]	—	—	—	—	43	—	—	43
Change in fair value of derivative financial instruments[7]	—	—	—	—	(148)	—	—	(148)
Unrealized gain on marketable securities[8]	—	—	—	—	6	—	—	6

Other comprehensive loss								(160)

Comprehensive income								334
Stock issued	—	1	107	—	—	—	—	108
Conversion of preferred stock of a subsidiary	—	—	—	—	—	—	56	56
Dividends on common stock	—	—	—	(24)	—	—	—	(24)
Dividends on preferred stock	—	—	—	(2)	—	—	—	(2)
Amortization of restricted stock awards	—	—	—	—	—	2	—	2

Balance as of March 31, 2004	$1	48	9,150	2,082	409	(30)	(130)	11,530

[1] net of income tax benefit of:	$2

[2] net of income tax expense of:	(50)

[3] net of income tax benefit of:	103

[4] net of income tax expense of:	(30)

[5] net of income tax benefit of:	7

[6] net of income tax expense of:	(29)

[7] net of income tax benefit of:	95

[8] net of income tax expense of:	(4)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings	$563	$494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	579	572
Accretion of asset retirement obligation	12	11
Accretion of discounts on long-term debt, net	3	4
Effects of changes in foreign currency exchange rates	—	6
Change in fair value of derivative financial instruments	52	(4)
Deferred income tax (benefit) expense	(2)	79
Gain on sale of non-oil and gas property and equipment	(150)	(4)
Other	12	8
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(44)	(117)
Other current assets	(8)	3
Long-term other assets	32	—
Increase (decrease) in:
Accounts payable	51	102
Income taxes payable	205	194
Accrued interest and expenses	82	(112)
Long-term other liabilities	1	(13)

Net cash provided by operating activities	1,388	1,223

Cash flows from investing activities:
Proceeds from sale of property and equipment	432	11
Capital expenditures	(867)	(890)
Purchases of short-term investments	(1,147)	(731)
Sales of short-term investments	1,081	693

Net cash used in investing activities	(501)	(917)

Cash flows from financing activities:
Principal payments on long-term debt	—	(211)
Issuance of common stock, net of issuance costs	57	108
Repurchase of common stock	(557)	—
Dividends paid on common stock	(36)	(24)
Dividends paid on preferred stock	(2)	(2)

Net cash used in financing activities	(538)	(129)

Effect of exchange rate changes on cash	(2)	(7)

Net increase in cash and cash equivalents	347	170
Cash and cash equivalents at beginning of period	1,152	932

Cash and cash equivalents at end of period	$1,499	$1,102

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

     The accompanying consolidated financial statements and notes thereto of Devon Energy Corporation (“Devon”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon’s 2004 Annual Report on Form 10-K.

     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the three-month periods ended March 31, 2005 and 2004.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Derivative Instruments

     Devon recorded in its consolidated statements of operations a loss of $52 million in the first quarter of 2005 and a gain of $4 million in the first quarter of 2004 for the change in fair value of derivative financial instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that qualify as hedges.

     As of March 31, 2005, $548 million of accumulated net deferred losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to oil and gas sales during the next nine months assuming no change in forward commodity prices from the March 31, 2005 forward prices. Transactions and events expected to occur over the next nine months that will necessitate reclassifying these derivatives’ losses to earnings are primarily the production and sale of oil and gas, which includes the production hedged under the various derivative instruments. As of March 31, 2005, the maximum term over which Devon has hedged exposures to the variability of cash flows for commodity price risk under its various derivative instruments is nine months.

     In March 2005, Devon recognized a $39 million loss on certain derivative financial instruments that no longer qualified for hedge accounting and were settled prior to the end of their original term. These commodity instruments related to 5,000 barrels per day of U.S. oil production from properties sold as part of our property divestiture program. This loss is presented in other income in the accompanying 2005 statement of operations. Concurrent with the closings of certain Canadian property sales in the second quarter of 2005, Devon also expects hedges covering 3,000 barrels per day of oil production will no longer qualify for hedge accounting and will also be settled early. The amount of the related loss or hedge ineffectiveness that Devon may incur as a result of these Canadian divestitures will depend not only on the timing of the property sales but also on the forward prices in effect at that time. Under market conditions existing as of May 3, 2005, Devon would expect to record a loss of approximately $16 million in the second quarter of 2005.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004.

	Net Earnings	Weighted
	Applicable to	Average	Net
	Common	Common Shares	Earnings
	Stockholders	Outstanding	Per Share
	(In millions, except per share amounts)
Three Months Ended March 31, 2005:
Basic earnings per share	$561	480	$1.17

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $2 million)	2	9
Potential common shares issuable upon the exercise of outstanding stock options	—	7

Diluted earnings per share	$563	496	$1.14

Three Months Ended March 31, 2004:
Basic earnings per share	$492	478	$1.03

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $2 million)	2	9
Potential common shares issuable upon the exercise of outstanding stock options	—	6

Diluted earnings per share	$494	493	$1.00

     Certain options to purchase shares of Devon’s common stock have been excluded from the dilution calculations because the options’ exercise price exceeded the average market price of Devon’s common stock during the applicable period. The following information relates to these options.

	For the Three Months Ended March 31,
	2005		2004
Options excluded from dilution calculation (in millions)	—	(1)	2
Range of exercise prices	$44.13 - $47.75		$28.34 - $44.83
Weighted average exercise price	$46.68		$33.62

(1) Actual amount of options excluded from the 2005 dilution calculation is 35,000 shares.

     The excluded options for 2005 expire between September 17, 2007 and March 30, 2010.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

plans. As allowed by SFAS No. 123, Devon has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon’s first quarter 2005 and 2004 pro forma net earnings and pro forma net earnings per share would have differed from the amounts actually reported as shown in the following table.

	Three Months Ended
	March 31,
	2005	2004
	(In millions, except per share amounts)
Net earnings available to common stockholders, as reported	$561	$492
Add stock-based employee compensation expense included in reported net earnings, net of related tax expense	4	1
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(10)	(6)

Net earnings available to common stockholders, pro forma	$555	$487

Net earnings per share available to common stockholders:
As reported:
Basic	$1.17	$1.03
Diluted	$1.14	$1.00
Pro forma:
Basic	$1.16	$1.02
Diluted	$1.12	$0.99

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 regarding stock-based employee compensation plans. APB Opinion No. 25 requires recognition of compensation expense only if the current market price of the underlying stock exceeded the stock option exercise price on the date of grant. Additionally, SFAS No. 123 established fair value-based accounting for stock-based employee compensation plans but allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Also, pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Devon will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006 and anticipates adopting SFAS No. 123(R) using the modified prospective method. Under this method, Devon will recognize compensation expense for all stock-based awards granted or modified on or after January 1, 2006, as well as any previously granted awards that are not fully vested as of January 1, 2006. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Devon is currently assessing the impact of adopting SFAS No. 123(R) on its consolidated results of operations. However, Devon does not expect such impact to be material upon adoption in the first quarter of 2006.

4.  Common Stock

     On September 27, 2004, Devon announced a stock buyback program to repurchase up to 50 million shares of its common stock. During the first quarter of 2005, Devon repurchased approximately

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.7 million shares at a total cost of $557 million, or $43.78 per share. As of March 31, 2005, Devon had repurchased approximately 17.7 million shares under the program at a total cost of $746 million, or $42.09 per share. Devon intends to continue repurchasing its shares in the open market and in privately negotiated transactions, depending upon market conditions. The stock repurchase program may be discontinued at any time.

     The following is a summary of the changes in Devon’s common shares outstanding for the first quarters of 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005	2004
	(In millions)
Shares outstanding, beginning of period	484	472
Exercise of stock options	3	5
Shares repurchased and retired	(13)	—
Conversion of subsidiary’s preferred stock	—	2

Shares outstanding, end of period	474	479

     In January 2004, 38,000 shares of convertible preferred stock of Ocean Energy, Inc., which became a subsidiary of Devon in the April 2003 Ocean merger, were canceled and converted to 2,197,160 shares of Devon common stock pursuant to an automatic conversion feature of the preferred stock. The automatic conversion feature was triggered when the closing price of Devon common stock equaled or exceeded the forced conversion price of $26.20 for 20 consecutive trading days.

5. Supplemental Cash Flow Information

     Cash payments for interest and income taxes in the first three months of 2005 and 2004 are presented below:

	Three Months Ended
	March 31,
	2005	2004
	(In millions)
Interest paid	$178	$165
Income taxes	$125	$—

6. Other Income

     The components of other income included the following:

	Three Months Ended
	March 31,
	2005	2004
	(In millions)
Interest and dividend income	$26	$10
Gain on sales of non-oil and gas property and equipment	150	4
Loss on derivative financial instruments	(39)	—
Other	1	8

Other income, net	$138	$22

7. Oil and Gas Property Divestitures

     In September 2004, Devon announced its plans to divest certain non-core oil and gas properties in the offshore Gulf of Mexico and onshore in the United States and Canada. As of May 4, 2005, Devon

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has entered into purchase and sale agreements for all of the properties offered for sale. Based on these agreements, Devon expects gross proceeds from the divestitures to total approximately $2.3 billion. After-tax, the proceeds are estimated to be approximately $2.0 billion. The property sales that closed in the first quarter of 2005 generated approximately $270 million of gross proceeds. The remaining sales are expected to close in the second quarter of 2005.

     Under full cost accounting rules, a gain or loss on the sale or other disposition of oil and gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Because the divestitures that closed in the first quarter of 2005 did not significantly alter such relationship, Devon did not recognize a gain or loss on these divestitures. Therefore, the proceeds from these transactions were recognized as an adjustment of capitalized costs in the respective cost centers. Devon also does not expect that the divestitures scheduled to close in the second quarter of 2005 will result in a gain or loss. However, the ultimate determination of whether a gain or loss will be recognized for the second quarter divestitures will depend on, among other factors, the actual amounts received at the closings of these divestitures.

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

Net Periodic Cost

     The following table presents the plans’ net periodic benefit cost for the quarters ended March 31, 2005 and 2004.

			Other
			Postretirement
	Pension Benefits		Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
		(In millions)
Components of net periodic benefit cost:
Service cost	$5	4	—	—
Interest cost	8	8	1	1
Expected return on plan assets	(9)	(8)	—	—
Recognized net actuarial loss	2	2	—	—

Net periodic benefit cost	$6	6	1	1

Employer Contributions

     Devon previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $6 million to the Qualified and Supplemental Plans and $6 million to the Postretirement Plans in 2005. As of March 31, 2005, Devon has contributed $1 million to the Qualified and Supplemental Plans and $2 million to the Postretirement Plans.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Segment Information

     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

			Inter-
	U.S.	Canada	national	Total
	(In millions)
As of March 31, 2005:
Current assets	$2,498	1,137	730	4,365
Property and equipment, net of accumulated depreciation, depletion and amortization	10,903	6,015	2,561	19,479
Goodwill	3,061	2,495	68	5,624
Other assets	1,179	20	9	1,208

Total assets	$17,641	9,667	3,368	30,676

Current liabilities	2,379	935	446	3,760
Long-term debt	3,474	3,534	—	7,008
Asset retirement obligation, long-term	394	256	35	685
Other liabilities	457	33	18	508
Deferred income taxes	2,852	1,804	425	5,081
Stockholders’ equity	8,085	3,105	2,444	13,634

Total liabilities and stockholders’ equity	$17,641	9,667	3,368	30,676

			Inter-
	U.S.	Canada	national	Total
	(In millions)
Three Months Ended March 31, 2005:
Revenues:
Oil sales	$291	78	246	615
Gas sales	789	375	11	1,175
NGL sales	103	40	2	145
Marketing and midstream revenues	413	3	—	416

Total revenues	1,596	496	259	2,351

Expenses and other income, net:
Lease operating expenses	190	125	33	348
Production taxes	65	2	11	78
Marketing and midstream operating costs and expenses	330	1	—	331
Depreciation, depletion and amortization of oil and gas properties	307	144	90	541
Depreciation and amortization of non-oil and gas properties	34	3	1	38
Accretion of asset retirement obligation	7	4	1	12
General and administrative expenses	55	10	(7)	58
Interest expense	51	67	—	118
Effects of changes in foreign currency exchange rates	—	1	(1)	—
Change in fair value of derivative financial instruments	54	(2)	—	52
Other income, net	(130)	(6)	(2)	(138)

Total expenses and other income, net	963	349	126	1,438

Earnings before income tax expense	633	147	133	913
Income tax expense (benefit):
Current	273	27	52	352
Deferred	(29)	33	(6)	(2)

Total income tax expense	244	60	46	350
Net earnings	389	87	87	563
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$387	87	87	561

Capital expenditures	$435	385	47	867

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
	(In millions)
Three Months Ended March 31, 2004:
Revenues:
Oil sales	$260	79	242	581
Gas sales	781	331	9	1,121
NGL sales	86	31	2	119
Marketing and midstream revenues	414	3	—	417

Total revenues	1,541	444	253	2,238

Expenses and other income, net:
Lease operating expenses	171	109	30	310
Production taxes	57	1	4	62
Marketing and midstream operating costs and expenses	330	2	—	332
Depreciation, depletion and amortization of oil and gas properties	315	119	104	538
Depreciation and amortization of non-oil and gas properties	30	3	1	34
Accretion of asset retirement obligation	7	4	—	11
General and administrative expenses	64	12	1	77
Interest expense	47	71	—	118
Effects of changes in foreign currency exchange rates	—	6	—	6
Change in fair value of derivative financial instruments	(5)	1	—	(4)
Other income, net	(16)	(4)	(2)	(22)

Total expenses and other income, net	1,000	324	138	1,462

Earnings before income tax expense	541	120	115	776
Income tax expense (benefit):
Current	144	15	44	203
Deferred	47	36	(4)	79

Total income tax expense	191	51	40	282

Net earnings	350	69	75	494
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$348	69	75	492

Capital expenditures	$473	294	123	890

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of March 31, 2005, Devon’s consolidated balance sheet included $5 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion addresses material changes in results of operations for the three-months ended March 31, 2005, compared to the three-months ended March 31, 2004, and in financial condition since December 31, 2004. It is presumed that readers have read or have access to Devon’s 2004 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Net earnings for the first quarter of 2005 were $563 million, or $1.14 per diluted share. This compares to net earnings of $494 million, or $1.00 per diluted share for the first quarter of 2004. Positive factors driving the increase in first quarter net earnings include increases in prices of oil, natural gas and NGLs and a net gain from the sale of certain midstream assets. These increases were partially offset by a decline in production, higher operating expenses, additional income tax expense on the planned repatriation of earnings from Canadian operations and a loss on oil hedges related to U.S. oil and gas property divestitures.

     Cash flow from operations increased from $1.2 billion in the first quarter of 2004 to $1.4 billion in the first quarter of 2005. Additionally, we received $432 million from the sale of oil and gas properties and certain midstream assets in the first quarter of 2005. These sources of cash allowed Devon to fund $867 million of capital expenditures, repurchase $557 million in common stock and add $413 million to cash and short-term investments during the first quarter of 2005. Devon announced in September 2004 its plan to purchase up to 50 million shares of its common stock. Through March 31, 2005, approximately 17.7 million common shares have been repurchased at a total cost of $746 million.

     Devon also announced in September 2004 its plans to divest certain non-core oil and gas properties in the offshore Gulf of Mexico and onshore in the United States and Canada. As of May 4, 2005, Devon has entered into purchase and sale agreements for all of the properties offered for sale. Based on these agreements, Devon expects gross proceeds from the divestitures to total approximately $2.3 billion. After-tax, the proceeds are estimated to be approximately $2.0 billion. The property sales that closed in the first quarter of 2005 generated approximately $270 million of gross proceeds. The remaining sales are expected to close in the second quarter of 2005.

     During the first quarter of 2005, Devon drilled 129 exploration wells, of which 89% were completed as successful, and 556 development wells, of which 99% were completed as successful.

     A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Devon’s 2004 Annual Report on Form 10-K.

Results of Operations

     Total revenues increased $113 million, or 5%, in the first quarter of 2005. This was the result of increases in oil, gas and NGL realized prices, partially offset by decreases in oil, gas and NGL production.

     Oil, gas and NGL revenues were up $114 million, or 6%, for the first quarter of 2005 compared to the first quarter of 2004. The quarterly comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

	Total
	Three Months Ended March 31,
	2005	2004	Change[2]
Production
Oil (MMBbls)	18	21	-15%
Gas (Bcf)	214	222	-4%
NGLs (MMBbls)	6	6	-1%
Oil, Gas and NGLs (MMBoe)[1]	59	64	-7%

Average Prices
Oil (Per Bbl)	$34.47	$27.78	+24%
Gas (Per Mcf)	5.50	5.05	+9%
NGLs (Per Bbl)	24.30	19.78	+23%
Oil, Gas and NGLs (Per Boe)[1]	32.56	28.47	+14%

Revenues ($ in millions)
Oil	$615	$581	+6%
Gas	1,175	1,121	+5%
NGLs	145	119	+22%

Combined	$1,935	$1,821	+6%

	Domestic
	Three Months Ended March 31,
	2005	2004	Change [2]
Production
Oil (MMBbls)	8	9	-10%
Gas (Bcf)	145	152	-5%
NGLs (MMBbls)	5	5	-1%
Oil, Gas and NGLs (MMBoe)[1]	37	39	-6%

Average Prices
Oil (Per Bbl)	$37.39	$29.95	+25%
Gas (Per Mcf)	5.45	5.14	+6%
NGLs (Per Bbl)	22.17	18.34	+21%
Oil, Gas and NGLs (Per Boe)[1]	32.35	29.12	+11%

Revenues ($ in millions)
Oil	$291	$260	+12%
Gas	789	781	+1%
NGLs	103	86	+19%

Combined	$1,183	$1,127	+5%

	Canada
	Three Months Ended March 31,
	2005	2004	Change [2]
Production
Oil (MMBbls)	3	3	-6%
Gas (Bcf)	66	67	-2%
NGLs (MMBbls)	1	1	+2%
Oil, Gas and NGLs (MMBoe)[1]	15	16	-2%

Average Prices
Oil (Per Bbl)	$23.91	$23.03	+4%
Gas (Per Mcf)	5.68	4.92	+15%
NGLs (Per Bbl)	31.98	25.25	+27%
Oil, Gas and NGLs (Per Boe)[1]	31.78	27.78	+14%

Revenues ($ in millions)
Oil	$78	$79	-2%
Gas	375	331	+14%
NGLs	40	31	+29%

Combined	$493	$441	+12%

	International
	Three Months Ended March 31,
	2005	2004	Change [2]
Production
Oil (MMBbls)	7	9	-23%
Gas (Bcf)	3	3	-10%
NGLs (MMBbls)	—	—	-4%
Oil, Gas and NGLs (MMBoe)[1]	7	9	-22%

Average Prices
Oil (Per Bbl)	$36.16	$27.51	+31%
Gas (Per Mcf)	3.83	3.14	+22%
NGLs (Per Bbl)	28.13	21.06	+34%
Oil, Gas and NGLs (Per Boe)[1]	35.26	26.99	+31%

Revenues ($ in millions)
Oil	$246	$242	+2%
Gas	11	9	+10%
NGLs	2	2	+28%

Combined	$259	$253	+2%

1	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

2	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

     The average sales prices per unit of production shown in the preceding tables include the effect of Devon’s hedging activities. Following is a comparison of Devon’s average sales prices with and without the effect of hedges for the three-months ended March 31, 2005 and 2004.

	With Hedges		Without Hedges
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Oil (per Bbl)	$34.47	$27.78	$42.41	$31.22
Gas (per Mcf)	$5.50	$5.05	$5.56	$5.09
NGLs (per Bbl)	$24.30	$19.78	$24.30	$19.78
Oil, Gas and NGLs (per Boe)	$32.56	$28.47	$35.21	$29.74

     Oil Revenues. Oil revenues increased $34 million in the first quarter of 2005. Oil revenues increased $119 million due to a $6.69 per barrel increase in Devon’s realized average price of oil. A decrease in 2005’s production of 3 million barrels caused oil revenues to decrease by $85 million. The decrease in production is primarily related to certain international properties for which we are receiving fewer volumes after recovering our costs under the production sharing contracts in the second quarter of 2004. Also, natural production declines on Devon’s domestic properties contributed to the decrease in volumes.

     Gas Revenues. Gas revenues increased $54 million in the first quarter of 2005. Gas revenues increased $96 million due to a $0.45 per Mcf increase in Devon’s realized average price of gas. A decrease in production of 8 Bcf caused gas revenues to decrease by $42 million. The production decrease was primarily related to natural production declines on U.S. onshore and offshore properties which are being sold in 2005. New drilling and development in Devon’s domestic properties partially offset these production decreases.

     NGL Revenues. NGL revenues increased $26 million in the first quarter of 2005 due to a $4.52 per barrel increase in Devon’s realized average NGL price. Production was constant at 6 million barrels in each quarter.

     Marketing and Midstream Revenues. Marketing and midstream revenues decreased $1 million in the first quarter of 2005. The sale of certain assets in 2004 and 2005 caused revenues to decrease $67 million. This was partially offset by increases due to higher natural gas and NGL prices and higher gas pipeline volumes.

     Oil, Gas and NGL Production and Operating Expenses. The components of oil, gas and NGL production and operating expenses are set forth in the following tables.

	Three Months Ended
	March 31,
	2005	2004	Change [1]
Expenses ($ in millions)
Lease operating expenses	$348	$310	+12%
Production taxes	78	62	+25%

Total production and operating expenses	$426	$372	+14%

Expenses Per Boe
Lease operating expenses	$5.85	$4.84	+21%
Production taxes	1.31	0.98	+34%

Total production and operating expenses	$7.16	$5.82	+23%

1	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

     Lease operating expenses increased $38 million in the first quarter of 2005. The increase in lease operating expenses was due to an increase in well workover expenses, ad valorem taxes, power, fuel and repairs and maintenance costs. With the continuing strength of commodity prices, workovers and repairs and maintenance costs have been performed to either maintain or improve production volumes. The higher commodity prices also resulted in increased power and fuel costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from first quarter 2004 to first quarter 2005, resulted in a $9 million increase in costs.

     Production taxes increased $16 million in the first quarter of 2005. Production taxes increased generally due to higher oil, gas and NGL revenues in the 2005 quarter. Production taxes were further increased $9 million as a result of retroactive adjustments to prior years’ taxes as a result of recent regulatory rulings and $5 million due to higher Russian export rates.

     Marketing and Midstream Operating Costs and Expenses. Marketing and midstream operating costs and expenses decreased $1 million in the first quarter of 2005. The sale of certain assets in 2004 and 2005 caused costs and expenses to decrease $59 million. This was partially offset by increases due to higher natural gas and NGL purchase prices and higher gas pipeline volumes.

     Depreciation, Depletion and Amortization Expense (“DD&A”). DD&A of oil and gas properties is calculated as the percentage of total proved reserve volumes produced during the year, multiplied by the net capitalized investment plus future development costs in those reserves (the “depletable base”). Generally, if reserve volumes are revised up or down, then the DD&A rate per unit of production will change inversely. However, if the depletable base changes, then the DD&A rate moves in the same direction. The per unit DD&A rate is not affected by production volumes. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes. Oil and gas property DD&A is calculated separately on a country-by-country basis.

     Oil and gas property related DD&A increased $3 million in the first quarter of 2005. An increase in the combined U.S., Canadian and international DD&A rate from $8.42 per Boe in the first quarter of 2004 to $9.10 per Boe in the first quarter of 2005 caused oil and gas property related DD&A to increase by $40 million. Changes in the Canadian-to-U.S. dollar exchange rate and rising costs in 2004 were the primary factors contributing to the DD&A rate increase. These and other factors caused the rate to increase to $8.95 in the fourth quarter of 2004 compared to the first quarter 2004 rate of $8.42.

     The increase in DD&A expense caused by the increase in the DD&A rate was partially offset by a 7% decrease in combined oil, gas and NGL production in the first quarter of 2005, which resulted in a $37 million decrease in oil and gas property related DD&A.

     General and Administrative Expenses (“G&A”). Devon’s net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially reduced by two components. One is the amount of G&A capitalized pursuant to the full-cost method of accounting related to exploration and development activities. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. Net G&A includes expenses related to oil, gas and NGL exploration and production activities, as well as marketing and midstream activities. See the following table for a summary of G&A expenses by component.

	Three Months Ended
	March 31,
	2005	2004
	(In millions)
Gross G&A	$132	$141
Capitalized G&A	(47)	(42)
Reimbursed G&A	(27)	(22)

Net G&A	$58	$77

     Gross G&A decreased $9 million in the first quarter of 2005 compared to the same period of 2004 primarily due to a decrease in deferred compensation benefit costs.

     Capitalized G&A increased $5 million in the first quarter of 2005 compared to the same period of 2004. The increase was due to increases in capitalizable salaries and benefits. The $5 million increase in reimbursed G&A during the same period is primarily related to an increase in the number of wells operated by Devon as a result of new drilling and development.

     Interest Expense. The following schedule includes the components of interest expense for the first quarters of 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
	(In millions)
Interest based on debt outstanding	$132	$132
Amortization of discounts/premiums	1	1
Amortization of capitalized loan costs	1	2
Capitalized interest	(19)	(17)
Other	3	—

Total interest expense	$118	$118

     The average debt balance decreased from $8.8 billion in the first quarter of 2004 to $8.0 billion in the 2005 quarter due to debt repayments during 2004. This decrease in debt outstanding caused interest expense to decrease $14 million. This decrease in interest expense was offset by higher rates in 2005. The average interest rate on outstanding debt increased from 6.0% in the first quarter of 2004 to 6.7% in the first quarter of 2005.

     Other items included in interest expense that are not related to the debt balance outstanding were essentially flat in the first quarter of 2005.

     Effects of Changes in Foreign Currency Exchange Rates. Devon’s Canadian subsidiary has certain fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar while the notes are outstanding increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. In addition, Devon’s Canadian subsidiary has cash and other working capital amounts denominated in U.S. dollars which also fluctuate in value with changes in the exchange rate. Such changes in the Canadian dollar equivalent balance of the debt and working capital balances are required to be included in determining net earnings for the period in which the exchange rate changes. The decrease in the Canadian-to-U.S. dollar exchange rate from $0.8308 at December 31, 2004 to $0.8267 at March 31, 2005 resulted in a $1 million loss. The decrease in the Canadian-to-U.S. dollar exchange rate from $0.7738 at December 31, 2003 to $0.7631 at March 31, 2004 resulted in a $6 million loss.

     Change in Fair Value of Derivative Financial Instruments. The change in fair value of derivative instruments increased $56 million primarily due to the increase in the fair value of the option embedded in the debentures exchangeable into shares of ChevronTexaco common stock.

     Other Income, net. The following schedule includes the components of other income for the first quarters of 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
	(In millions)
Interest and dividend income	$26	$10
Gain on sales of non-oil and gas property and equipment	150	4
Loss on derivative financial instruments	(39)	—
Other	1	8

Total other income	$138	$22

     The increase in interest and dividend income in the first quarter of 2005 was primarily due to an increase in cash and short-term investment balances. An increase in interest rates on short-term investments also contributed to the increase.

     The increase in the gain on sales of non-oil and gas property and equipment is related to the sale of certain midstream assets in January 2005.

     In March 2005, Devon recognized a $39 million loss on certain derivative financial instruments that no longer qualified for hedge accounting and were settled prior to the end of their original term. These commodity hedges related to 5,000 barrels per day of U.S. oil production from properties sold as part of our property divestiture program.

     Income Taxes. During interim periods, income tax expense is generally based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 2005 was 38% compared to 36% in the first quarter of 2004.

     The 2005 rate was higher than the statutory federal tax rate primarily due to the $32 million tax effect of the planned repatriation of $500 million of earnings from our Canadian operations. Excluding the effect of the repatriation, the effective tax rate decreased to 35%.

Capital Resources and Liquidity

     The following discussion of liquidity and capital resources should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.

Sources and Uses of Cash

	Three Months Ended
	March 31,
	2005	2004
	(In millions)
Cash provided by (used in):
Operating activities	$1,388	$1,223
Investing activities	(501)	(917)
Financing activities	(538)	(129)
Effect of exchange rate changes	(2)	(7)

Net increase in cash and cash equivalents	$347	$170

Cash and cash equivalents at end of period	$1,499	$1,102

Short-term investments at end of period	$1,033	$379

Cash Flows from Operating Activities

     Net cash provided by operating activities (“operating cash flow”) continued to be a primary source of capital and liquidity in the first quarter of 2005. Operating cash flow in the first three months of 2005 was $1.4 billion, compared to $1.2 billion in the first three months of 2004. The increase in operating cash flow in the first three months of 2005 was primarily caused by the increase in revenues, partially offset by increased expenses, as discussed in the “Results of Operations” section of this report.

Cash Flows from Investing Activities

     Net cash used in investing activities was $501 million in the 2005 quarter compared to $917 million in the 2004 quarter. The decrease in cash used in investing activities was primarily related to an increase in proceeds from the sale of property and equipment.

     Capital expenditures in the 2005 quarter were $867 million. This total includes $846 million for the acquisition, drilling or development of oil and gas properties. These amounts compare to capital expenditures of $890 million in the 2004 quarter which included $849 million for the acquisition, drilling or development of oil and gas properties.

     Proceeds from sales of property and equipment were $432 million and $11 million in the 2005 and 2004 quarters, respectively. The increase in proceeds was due to the sale of midstream assets as well as oil and gas properties in conjunction with the divestiture program announced on September 27, 2004.

Cash Flows from Financing Activities

     Net cash used in financing activities during the 2005 quarter was $538 million compared to $129 million in the 2004 quarter. The increase in cash used in financing activities from 2004 to 2005 was primarily related to repurchases of common stock. In conjunction with the stock buyback program announced September 27, 2004, Devon repurchased approximately 12.7 million shares at a total cost of $557 million during the first quarter of 2005.

     In the first quarter of 2004, Devon retired $211 million of 6.75% notes due February 15, 2004.

     Devon received $57 million and $108 million from shares issued for employee stock options exercised during 2005 and 2004, respectively.

     Devon’s common stock dividends were $36 million and $24 million in the 2005 and 2004 quarters, respectively. Devon also paid $2 million of preferred stock dividends in 2005 and 2004. The increase in common stock dividends from 2004 to 2005 was primarily related to a 50% increase in the quarterly dividend rate which was partially offset by a decrease in the number of shares outstanding. Effective with the first quarter 2005 dividend payment, Devon increased its quarterly dividend rate from $0.05 per share to $0.075 per share. The decrease in shares outstanding was primarily related to share repurchases partially offset by shares issued for stock option exercises.

Liquidity

     At March 31, 2005, Devon’s unrestricted cash and cash equivalents and short-term investments totaled $2.5 billion. During the first quarter of 2005 and 2004, such balances increased $413 million and $208 million, respectively.

     Historically, Devon’s primary source of capital and liquidity has been operating cash flow. Additionally, we maintain a revolving line of credit and a commercial paper program which can be accessed as needed to supplement operating cash flow. Other available sources of capital and liquidity include the issuance of equity securities and long-term debt. Another major source of liquidity in 2005 will be proceeds from Devon’s plan to divest certain non-core oil and gas properties that was announced in September 2004. Purchase and sale agreements have been signed for all of the properties offered for sale. After-tax sale proceeds from the divestiture program are expected to be approximately $2.0 billion. We expect the combination of these sources of capital will be more than adequate to fund future capital expenditures, our common stock buyback program, and other contractual commitments.

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

     To mitigate some of the risk inherent in oil and natural gas prices, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. Additionally, we have entered into various financial price swap contracts and fixed-price physical delivery contracts to fix the price to be received for a portion of future oil and natural gas production. The table below provides the volumes associated with these various arrangements as of March 31, 2005.

		Price	Fixed-Price
	Price	Swap	Physical
	Collars	Contracts	Delivery Contracts	Total
Oil production (MMBbls)
2005	13	5	—	18
Natural gas production (Bcf)
2005	21	2	14	37
2006	—	—	18	18

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

     The Senior Credit Facility matures on April 8, 2010, and all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to each April 8 anniversary date, Devon has the option to extend the maturity of the Senior Credit Facility for one year, subject to the approval of the lenders.

     Amounts borrowed under the Senior Credit Facility may, at our election, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Senior Credit Facility currently provides for an annual facility fee of $1.9 million that is payable quarterly in arrears.

     As of March 31, 2005, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of March 31, 2005, net of $244 million of outstanding letters of credit, was approximately $1.3 billion.

     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon’s consolidated financial statements. Per the agreement, total funded debt excludes the debentures that are exchangeable into shares of ChevronTexaco Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of March 31, 2005, Devon’s ratio as calculated pursuant to this covenant was 33.1%.

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

     We also have access to short-term credit under our commercial paper program. Total borrowings under the commercial paper program may not exceed $725 million. Also, any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. We had no commercial paper debt outstanding at March 31, 2005.

Revisions to 2005 Estimates

     On March 9, 2005, Devon filed a Form 10-K that provided forward-looking estimates for the year 2005. Full-year revisions of those previous estimates are provided herein. The revised estimates reflect the impact of Devon’s properties that have been designated for sale. The full-year revisions also include adjustments to previous estimates, when required, to reflect actual year-to-date results. Devon is not updating the 2005 estimates related to properties that are not being sold. Devon is providing below more information relating to its expected income tax rates for the year 2005.

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

Specific Assumptions and Risks Related to Production Estimates

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

Income Taxes

      In the aforementioned forward-looking estimates that were provided in Devon’s 2004 Form 10-K, Devon estimated its consolidated financial income tax rate in 2005 would be between 25% and 45%. The current income tax rate was estimated to be between 20% and 30%, and the deferred income tax rate was estimated to be between 5% and 15%. Excluding the impact of taxable gains from the property divestitures discussed below and the sale of midstream assets, Devon still expects its 2005 financial current, deferred and total income tax rates for 2005 to be within the previously estimated ranges.

      However, because such property divestitures are expected to result in close to $350 million of current income taxes in 2005, Devon estimates that, including the effect of the divestitures, substantially all of its reported income tax rate will consist of current income taxes. This is evidenced by the fact that Devon’s first quarter 2005 income tax expense of $350 million consisted of $352 million of current income tax expense and $2 million of deferred income tax benefit.

Property Acquisitions and Divestitures

     During 2005, Devon will sell certain oil and gas properties (the “Disposition Properties”) which are predominantly properties that are either outside of our core-operating areas or otherwise do not fit our current strategic objectives. The Disposition Properties are located in the U.S. and Canada. As of May 4, 2005, Devon has entered into purchase and sale agreements for all of the properties offered for sale. Based on these agreements, Devon expects gross proceeds from the divestitures to total approximately $2.3 billion. After-tax, the proceeds are estimated to be approximately $2.0 billion. The property sales that closed in the first quarter of 2005 generated approximately $270 million of gross proceeds. The remaining sales are expected to close in the second quarter of 2005.

     The Disposition Properties’ actual contributions to our 2005 operating results will depend upon the timing of the dispositions. The actual first quarter and estimated second quarter 2005 results from the Disposition Properties are as follows:

	Actual Production - 1st Quarter 2005
	Oil	Gas	NGLs	Total
	(MMBbls)	(Bcf)	(MMBbls)	MMBoe
United States Onshore	0.5	6.6	0.3	1.9
United States Offshore	1.5	9.2	0.1	3.2
Canada	0.4	8.1	0.1	1.8

Total	2.4	23.9	0.5	6.9

	Estimated Production - 2nd Quarter 2005
	Oil	Gas	NGLs	Total
	(MMBbls)	(Bcf)	(MMBbls)	MMBoe
United States Onshore	—	0.8	—	0.2
United States Offshore	0.4	2.4	—	0.9
Canada	0.3	5.6	0.1	1.2

Total	0.7	8.8	0.1	2.3

	Actual Expense	Estimated Expense
	1st Quarter 2005	2nd Quarter 2005
	(In millions)
Lease operating expenses	$56	$20
DD&A expenses	$59	$20

     Not included in these estimates is the effect of any nonqualifying hedges or hedge ineffectiveness of outstanding commodity price hedges as a result of the dispositions. In March 2005, Devon recognized a $39 million loss on certain derivative financial instruments that no longer qualified for hedge accounting and were settled prior to the end of their original term. These commodity hedges related to 5,000 barrels per day of U.S. oil production from properties sold as part of our property divestiture program. Concurrent with the closings of certain Canadian property sales in the second quarter of 2005, Devon also expects hedges covering 3,000 barrels per day of oil production will no longer qualify for hedge accounting and will also be settled early. The amount of the related loss or hedge ineffectiveness that Devon may incur as a result of these Canadian divestitures will depend not only on the timing of the property sales but also on the forward prices in effect at that time. Under market conditions existing as of May 3, 2005, Devon would expect to record a loss of approximately $16 million in the second quarter of 2005.

Impact of Recently Issued Accounting Standards Not Yet Adopted

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 regarding stock-based employee compensation plans. APB Opinion No. 25 requires recognition of compensation expense only if the current market price of the underlying stock exceeded the stock option exercise price on the date of grant. Additionally, SFAS No. 123 established fair value-based accounting for stock-based employee compensation plans but allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Also, pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. We will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006 and anticipate adopting SFAS No. 123(R) using the modified prospective method. Under this method, we will recognize compensation expense for all stock-based awards granted or modified on or after January 1, 2006, as well as any previously granted awards that are not fully vested as of January 1, 2006. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) on our consolidated results of operations. However, we do not expect such impact to be material upon adoption in the first quarter of 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Devon’s 2004 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon’s potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of March 31, 2005, there have been no material changes in Devon’s market risk exposure except as discussed below regarding commodity price risk.

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

     Devon’s total hedged positions on future production as of March 31, 2005 are set forth in the following tables.

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

Oil Production

			Months of
Area	Bbls/Day	Price/Bbl	Production
United States Offshore	8,000	$27.14	Apr - Dec
Canada	6,000	$27.26	Apr - Dec
International	6,000	$25.88	Apr - Dec

Gas Production

			Months of
Area	Mcf/Day	Price/Mcf	Production
United States Onshore	7,343	$3.40	Apr - Dec

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

     To simplify presentation, our costless collars as of March 31, 2005 have been aggregated in the following tables according to similar floor prices and similar ceiling prices. The floor and ceiling prices shown are weighted averages of the various collars in each aggregated group.

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

Oil Production

		Weighted Average
		Floor	Ceiling
		Price Per	Price Per	Months of
Area	Bbls/Day	Bbl	Bbl	Production
United States Offshore	17,000	$22.00	$27.62	Apr - Dec
Canada	15,000	$22.00	$28.28	Apr - Dec
International	15,000	$23.92	$30.03	Apr - Dec

Gas Production

		Weighted Average
		Floor	Ceiling
		Price Per	Price Per	Months of
Area	MMBtu/Day	MMBtu	MMBtu	Production
United States Onshore	40,000	$4.14	$7.10	Apr - Jun
United States Offshore	40,000	$3.50	$7.50	Apr - Dec
United States Offshore	70,000	$4.09	$7.00	Apr - Jun

     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of its commodity hedging instruments. At March 31, 2005, a 10% increase in the underlying commodity prices would have increased the net liabilities recorded for Devon’s commodity hedging instruments by $123 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2005 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

     There was no change in Devon’s internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table sets forth information with respect to repurchases by Devon of its shares of common stock during the first quarter of 2005.

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May Yet
	of Shares	Paid per	Part of Publicly Announced	Be Purchased Under
Period	Purchased	Share	Plans or Programs (1)	the Plans or Programs
January	2,500,000	$38.25	2,500,000	42,500,000
February	5,000,000	$43.21	5,000,000	37,500,000
March	5,228,500	$46.98	5,228,500	32,271,500

Total	12,728,500	$43.78	12,728,500

(1)	On September 27, 2004, Devon announced its plan to repurchase up to 50 million shares of its common shares. The repurchase program does not obligate Devon to acquire any specific number of shares and may be discontinued at any time. All repurchases under the program shall be completed on or before December 31, 2006.

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

DEVON ENERGY CORPORATION

Date: May 4, 2005	/s/ Danny J. Heatly

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