Form 10-Q
period 2005-06-30
DEVON ENERGY CORP/DE
filed 2005-08-04
CIK 1090012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Not applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐
     The number of shares outstanding of Registrant’s common stock, par value $0.10, as of June 30, 2005, was 453,218,000.

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
June 30, 2005 and 2004
(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,227	$1,152
Short-term investments	549	967
Accounts receivable	1,308	1,320
Fair value of derivative financial instruments	—	1
Deferred income taxes	248	289
Other current assets	149	143

Total current assets	4,481	3,872

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($2,982 and $3,187 excluded from amortization in 2005 and 2004, respectively)	31,819	32,114
Less accumulated depreciation, depletion and amortization	13,793	12,768

	18,026	19,346
Investment in Chevron Corporation common stock, at fair value	793	745
Fair value of derivative financial instruments	—	8
Goodwill	5,592	5,637
Other assets	378	417

Total assets	$29,270	$30,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$900	$715
Revenues and royalties due to others	470	487
Income taxes payable	148	223
Current portion of long-term debt	906	933
Accrued interest payable	144	139
Fair value of derivative financial instruments	376	399
Current portion of asset retirement obligation	49	46
Accrued expenses and other current liabilities	192	158

Total current liabilities	3,185	3,100

Debentures exchangeable into shares of Chevron Corporation common stock	700	692
Other long-term debt	5,917	6,339
Fair value of derivative financial instruments	101	72
Asset retirement obligation, long-term	667	693
Other liabilities	377	366
Deferred income taxes	5,024	5,089
Stockholders’ equity:
Preferred stock of $1.00 par value.
Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value.
Authorized 800,000,000 shares; issued 453,218,000 in 2005 and 483,909,000 in 2004	45	48
Additional paid-in capital	7,609	9,087
Retained earnings	4,834	3,693
Accumulated other comprehensive income	882	930
Deferred compensation and other	(72)	(85)

Total stockholders’ equity	13,299	13,674

Total liabilities and stockholders’ equity	$29,270	$30,025

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$650	$539	$1,265	$1,120
Gas sales	1,272	1,181	2,447	2,302
NGL sales	157	122	302	241
Marketing and midstream revenues	389	377	805	794

Total revenues	2,468	2,219	4,819	4,457

Expenses and other income, net:
Lease operating expenses	338	306	686	616
Production taxes	75	71	153	133
Marketing and midstream operating costs and expenses	296	299	627	630
Depreciation, depletion and amortization of oil and gas properties	494	517	1,035	1,055
Depreciation and amortization of non-oil and gas properties	41	35	79	69
Accretion of asset retirement obligation	11	10	23	22
General and administrative expenses	78	70	136	147
Interest expense	146	134	264	252
Effects of changes in foreign currency exchange rates	11	9	11	15
Change in fair value of derivative financial instruments	(18)	11	34	7
Other income, net	(14)	(15)	(152)	(37)

Total expenses and other income, net	1,458	1,447	2,896	2,909
Earnings before income tax expense	1,010	772	1,923	1,548
Income tax expense:
Current	277	198	629	401
Deferred	80	72	78	151

Total income tax expense	357	270	707	552

Net earnings	653	502	1,216	996
Preferred stock dividends	3	3	5	5

Net earnings applicable to common stockholders	$650	$499	$1,211	$991

Net earnings per average common share outstanding:
Basic	$1.40	$1.04	$2.57	$2.06

Diluted	$1.38	$1.01	$2.53	$2.01

Weighted average common shares outstanding — basic	464	482	472	480

Weighted average common shares outstanding — diluted	471	498	479	495

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

					Accumulated
			Additional		Other	Deferred		Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	and Other	Stock	Equity
				(In millions)
Six Months Ended June 30, 2005
Balance as of December 31, 2004	$1	48	9,087	3,693	930	(85)	—	13,674
Comprehensive income:
Net earnings	—	—	—	1,216	—	—	—	1,216
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	(100)	—	—	(100)
Reclassification adjustment for derivative losses reclassified into oil and gas sales	—	—	—	—	192	—	—	192
Change in fair value of derivative financial instruments	—	—	—	—	(171)	—	—	(171)
Unrealized gain on marketable securities	—	—	—	—	31	—	—	31

Other comprehensive loss								(48)

Comprehensive income								1,168
Stock issued	—	—	81	—	—	—	—	81
Stock repurchased and retired	—	(3)	(1,559)	—	—	—	—	(1,562)
Dividends on common stock	—	—	—	(70)	—	—	—	(70)
Dividends on preferred stock	—	—	—	(5)	—	—	—	(5)
Amortization of restricted stock awards	—	—	—	—	—	13	—	13

Balance as of June 30, 2005	$1	45	7,609	4,834	882	(72)	—	13,299

Six Months Ended June 30, 2004
Balance as of December 31, 2003	$1	47	9,043	1,614	569	(32)	(186)	11,056
Comprehensive income:
Net earnings	—	—	—	996	—	—	—	996
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	(157)	—	—	(157)
Reclassification adjustment for derivative losses reclassified into oil and gas sales	—	—	—	—	111	—	—	111
Change in fair value of derivative financial instruments	—	—	—	—	(274)	—	—	(274)
Unrealized gain on marketable securities	—	—	—	—	34	—	—	34

Other comprehensive loss								(286)

Comprehensive income								710
Stock issued	—	2	186	—	—	—	56	244
Dividends on common stock	—	—	—	(48)	—	—	—	(48)
Dividends on preferred stock	—	—	—	(5)	—	—	—	(5)
Amortization of restricted stock awards	—	—	—	—	—	6	—	6

Balance as of June 30, 2004	$1	49	9,229	2,557	283	(26)	(130)	11,963

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings	$1,216	$996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	1,114	1,124
Accretion of asset retirement obligation	23	22
Amortization of premiums on long-term debt, net	(2)	(3)
Effects of changes in foreign currency exchange rates	11	15
Change in fair value of derivative financial instruments	34	7
Deferred income tax expense	78	151
Net gain on sales of non-oil and gas property and equipment	(150)	(4)
Other	29	35
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	9	(161)
Other current assets	(6)	(27)
Long-term other assets	35	—
Increase (decrease) in:
Accounts payable	112	134
Income taxes payable	(75)	157
Accrued interest and expenses	46	(81)
Long-term debt, including current maturities	(67)	8
Long-term other liabilities	(22)	(13)

Net cash provided by operating activities	2,385	2,360

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,161	20
Capital expenditures	(1,976)	(1,655)
Purchases of short-term investments	(2,765)	(1,627)
Sales of short-term investments	3,183	1,603

Net cash provided by (used in) investing activities	603	(1,659)

Cash flows from financing activities:
Principal payments on long-term debt	(354)	(971)
Issuance of common stock, net of issuance costs	81	188
Repurchase of common stock	(1,562)	—
Dividends paid on common stock	(70)	(48)
Dividends paid on preferred stock	(5)	(5)

Net cash used in financing activities	(1,910)	(836)

Effect of exchange rate changes on cash	(3)	(15)

Net increase (decrease) in cash and cash equivalents	1,075	(150)
Cash and cash equivalents at beginning of period	1,152	932

Cash and cash equivalents at end of period	$2,227	$782

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
     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2005 and 2004.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Derivative Instruments
     Devon recorded in its consolidated statements of operations a gain of $18 million and a loss of $11 million in the second quarter of 2005 and 2004, respectively, and losses of $34 million and $7 million in the six-month periods ended June 30, 2005 and 2004, respectively, for the change in fair value of derivative financial instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that qualify as hedges.
     As of June 30, 2005, $364 million of pre-tax accumulated net deferred losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to oil and gas sales during the next six months assuming no change in forward commodity prices from the June 30, 2005 forward prices. Transactions and events expected to occur over the next six months that will necessitate reclassifying these derivatives’ losses to earnings are primarily the production and sale of oil and gas, which includes the production hedged under the various derivative instruments. As of June 30, 2005, the maximum term over which Devon has hedged exposures to the variability of cash flows for commodity price risk under its various derivative instruments is six months.
     In the first half of 2005, Devon recognized a $55 million loss on certain derivative financial instruments that no longer qualified for hedge accounting and were settled prior to the end of their original term. These commodity instruments related to 5,000 barrels per day of U.S. oil production and 3,000 barrels per day of Canadian oil production from properties sold as part of our property divestiture program. These losses are presented in other income in the accompanying 2005 statement of operations.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Earnings Per Share
     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2005 and 2004.

	Net Earnings	Weighted
	Applicable to	Average	Net
	Common	Common Shares	Earnings
	Stockholders	Outstanding	Per Share
	(In millions, except per share amounts)
Three Months Ended June 30, 2005:
Basic earnings per share	$650	464	$1.40

Dilutive effect of:
Potential common shares issuable upon the exercise of outstanding stock options	—	7

Diluted earnings per share	$650	471	$1.38

Three Months Ended June 30, 2004:
Basic earnings per share	$499	482	$1.04

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $1 million)	2	9
Potential common shares issuable upon the exercise of outstanding stock options	—	7

Diluted earnings per share	$501	498	$1.01

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Net Earnings	Weighted
	Applicable to	Average	Net
	Common	Common Shares	Earnings
	Stockholders	Outstanding	Per Share
	(In millions, except per share amounts)
Six Months Ended June 30, 2005:
Basic earnings per share	$1,211	472	$2.57

Dilutive effect of:
Potential common shares issuable upon the exercise of outstanding stock options	—	7

Diluted earnings per share	$1,211	479	$2.53

Six Months Ended June 30, 2004:
Basic earnings per share	$991	480	$2.06

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $3 million)	5	9
Potential common shares issuable upon the exercise of outstanding stock options	—	6

Diluted earnings per share	$996	495	$2.01

     The senior convertible debentures that were retired in June 2005 prior to their stated maturity were not included in the dilution calculation for the three and six month periods ended June 30, 2005, because the inclusion was anti-dilutive.
     Certain options to purchase shares of Devon’s common stock have been excluded from the dilution calculations because the options’ exercise price exceeded the average market price of Devon’s common stock during the applicable period. The following information relates to these options.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005		2004	2005		2004
Options excluded from dilution calculation (in millions)	—	(1)	2	—	(1)	2
Range of exercise prices	$47.55 - $50.68		$31.94 - $44.83	$45.90 - $50.68		$29.68 - $44.83
Weighted average exercise price	$48.55		$37.44	$47.30		$36.46

(1)	Actual amount of options excluded from the three-months and six-months ended 2005 dilution calculations are 36,000 shares and 84,000 shares, respectively.

     The excluded options for 2005 expire between February 27, 2010 and June 7, 2013.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon’s pro forma net earnings and pro forma net earnings per share for the three-month and six-month periods ended June 30, 2005 and 2004 would have differed from the amounts actually reported as shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Net earnings available to common stockholders, as reported	$650	$499	$1,211	$991
Add stock-based employee compensation expense included in reported earnings, net of related tax expense	5	2	9	4
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(10)	(6)	(20)	(12)

Net earnings available to common stockholders, pro forma	$645	$495	$1,200	$983

Net earnings per share available to common stockholders:
As reported:
Basic	$1.40	$1.04	$2.57	$2.06
Diluted	$1.38	$1.01	$2.53	$2.01
Pro forma:
Basic	$1.39	$1.02	$2.54	$2.05
Diluted	$1.37	$0.99	$2.50	$2.00
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
material upon adoption in the first quarter of 2006.
4. Common Stock
     On September 27, 2004, Devon announced a stock buyback program to repurchase up to 50 million shares of its common stock. During the six month period ended June 30, 2005, Devon repurchased approximately 34.2 million shares at a total cost of $1.6 billion, or $45.62 per share. As of June 30, 2005, Devon had repurchased approximately 39.2 million shares under the program at a total cost of $1.8 billion, or $44.62 per share. On August 2, 2005, Devon completed this stock buyback program at a total cost of $2.3 billion, or $46.69 per share.
     On August 3, 2005, Devon announced that its board of directors had authorized the repurchase of up to an additional 50 million shares of its common stock. This second stock repurchase program is planned to extend through 2007. Shares may be purchased from time to time depending upon market conditions. Devon plans to repurchase shares in the open market and in privately negotiated transactions.
     The following is a summary of the changes in Devon’s common shares outstanding for the first half of 2005 and 2004.

	Six Months Ended
	June 30,
	2005	2004
	(In millions)
Shares outstanding, beginning of period	484	472
Exercise of stock options	3	9
Shares repurchased and retired	(34)	—
Conversion of subsidiary’s preferred stock	—	2

Shares outstanding, end of period	453	483

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
5. Debt
Zero Coupon Convertible Debentures
     In June 2000, Devon privately sold zero coupon convertible senior debentures. In May 2005, Devon announced its intention to redeem the debentures on June 27, 2005. Prior to redemption the majority of the debentures were surrendered by holders for conversion. Devon’s obligation to settle the conversions and redeem the debentures totaled $452 million and was satisfied with cash on hand.
     The total cash payments to settle the conversions and redeem the debentures exceeded the accreted value of the debentures by $25 million. This $25 million excess as well as $5 million of unamortized issuance costs, are included in interest expense in the accompanying 2005 statements of operations. The after-tax effect of the $25 million excess and the $5 million of unamortized issuance costs was $19 million.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$400 million 6.75% Senior Notes due March 15, 2011
     Devon announced on August 3, 2005 that it intends to redeem all of its $400 million principal amount 6.75 percent notes due 2011, using cash on hand. Under the terms of these securities, the redemption price will be calculated utilizing the comparable Treasury Yield, as defined in the prospectus, plus 25 basis points. The ultimate redemption price will be dependent upon the comparable Treasury Yield on the third business day preceding the redemption date of September 9, 2005. However, based on the comparable Treasury Yield on July 29, 2005, Devon would expect to incur a $46 million early retirement premium in the third quarter of 2005 upon the early redemption of these notes.
     In conjunction with this planned redemption, Devon reclassified the $400 million notes from other long-term debt to current portion of long-term debt in the June 30, 2005 balance sheet. In May 2005, Devon settled the interest rate swaps related to these notes. A $7 million gain resulting from this early settlement has been deferred and will be recognized as other income upon the early redemption of these notes.
6. Supplemental Cash Flow Information
     Cash payments for interest and income taxes in the first six months of 2005 and 2004 are presented below:

	Six Months Ended
	June 30,
	2005	2004
	(In millions)
Interest paid	$353	$245
Income taxes	$663	$221
7. Comprehensive Income or Loss
     Devon’s comprehensive income or loss information is included in the accompanying consolidated statements of stockholders’ equity and comprehensive income. A summary of accumulated other comprehensive income as of June 30, 2005 and 2004, and changes during each of the six months then ended, is presented in the following table.

	Foreign	Change in	Minimum	Unrealized
	Currency	Fair Value of	Pension	Gain on
	Translation	Financial	Liability	Marketable
	Adjustments	Instruments	Adjustments	Securities	Total
	(In millions)
Balance as of December 31, 2004	$1,055	(286)	(13)	174	930
2005 activity	(110)	35	—	48	(27)
Deferred taxes	10	(14)	—	(17)	(21)

2005 activity, net of deferred taxes	(100)	21	—	31	(48)

Balance as of June 30, 2005	$955	(265)	(13)	205	882

Balance as of December 31, 2003	$667	(135)	(52)	89	569
2004 activity	(181)	(271)	—	54	(398)
Deferred taxes	24	108	—	(20)	112

2004 activity, net of deferred taxes	(157)	(163)	—	34	(286)

Balance as of June 30, 2004	$510	(298)	(52)	123	283

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Other Income
     The components of other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)
Interest and dividend income	$25	$9	$51	$19
Net gain on sales of non-oil and gas property and equipment	—	1	150	4
Loss on derivative financial instruments	(16)	—	(55)	—
Other	5	5	6	14

Other income, net	$14	$15	$152	$37

9. Oil and Gas Property Divestitures
     In September 2004, Devon announced its plans to divest certain non-core oil and gas properties in the offshore Gulf of Mexico and onshore in the United States and Canada. Devon has closed all property divestitures except one minor package and received $2.0 billion of gross proceeds, net of all purchase price adjustments, through the first-half of 2005. After-tax, the proceeds are approximately $1.8 billion. Certain information regarding these sales is included in the following table.

	United States	Canada	Total
	($ in millions)
Gross proceeds	$945	$1,043	$1,988
After-tax proceeds	$739	$1,041	$1,780
Asset retirement obligations assumed by purchasers	$76	$38	$114
Reserves sold (MMBoe)	85	79	164
     Under full cost accounting rules, a gain or loss on the sale or other disposition of oil and gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Because the divestitures that closed in 2005 did not significantly alter such relationship, Devon did not recognize a gain or loss on these divestitures. Therefore, the proceeds from these transactions were recognized as an adjustment of capitalized costs in the respective cost centers.
10. Retirement Plans
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Periodic Cost
     The following table presents the plans’ net periodic benefit cost for the three-month and six-month periods ended June 30, 2005 and 2004.

					Other
	Pension Benefits				Post Retirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(In millions)
Components of net periodic benefit cost:
Service cost	$5	$4	$10	$8	$—	$—	$—	$—
Interest cost	8	8	16	16	1	1	2	2
Expected return on plan assets	(9)	(8)	(18)	(16)	—	—	—	—
Recognized net actuarial loss	2	2	4	4	—	—	—	—

Net periodic benefit cost	$6	$6	$12	$12	$1	$1	$2	$2

Employer Contributions
     Devon previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $6 million to the Qualified and Supplemental Plans and $6 million to the Postretirement Plans in 2005. Such expectations have not changed. As of June 30, 2005, Devon has contributed $3 million to the Qualified and Supplemental Plans and $3 million to the Postretirement Plans.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment Information
     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

	U.S.	Canada	Inter- national	Total
	(In millions)
As of June 30, 2005:
Current assets	$2,250	1,386	845	4,481
Property and equipment, net of accumulated depreciation, depletion and amortization	10,381	5,138	2,507	18,026
Goodwill	3,061	2,463	68	5,592
Other assets	1,139	18	14	1,171

Total assets	$16,831	9,005	3,434	29,270

Current liabilities	$1,619	1,253	313	3,185
Long-term debt	3,484	3,133	—	6,617
Asset retirement obligation, long-term	404	231	32	667
Other liabilities	423	35	20	478
Deferred income taxes	2,881	1,730	413	5,024
Stockholders’ equity	8,020	2,623	2,656	13,299

Total liabilities and stockholders’ equity	$16,831	9,005	3,434	29,270

	U.S.	Canada	Inter- national	Total
	(In millions)
Three Months Ended June 30, 2005:
Revenues:
Oil sales	$278	83	289	650
Gas sales	862	400	10	1,272
NGL sales	110	45	2	157
Marketing and midstream revenues	386	3	—	389

Total revenues	1,636	531	301	2,468

Expenses and other income, net:
Lease operating expenses	174	128	36	338
Production taxes	59	2	14	75
Marketing and midstream operating costs and expenses	295	1	—	296
Depreciation, depletion and amortization of oil and gas properties	282	134	78	494
Depreciation and amortization of non-oil and gas properties	35	4	2	41
Accretion of asset retirement obligation	7	4	—	11
General and administrative expenses	62	17	(1)	78
Interest expense	80	66	—	146
Effects of changes in foreign currency exchange rates	—	12	(1)	11
Change in fair value of derivative financial instruments	(18)	—	—	(18)
Other income, net	(22)	9	(1)	(14)

Total expenses and other income, net	954	377	127	1,458
Earnings before income tax expense	682	154	174	1,010
Income tax expense (benefit):
Current	189	12	76	277
Deferred	42	51	(13)	80

Total income tax expense	231	63	63	357

Net earnings	451	91	111	653
Preferred stock dividends	3	—	—	3

Net earnings applicable to common stockholders	$448	91	111	650

Capital expenditures	$517	548	44	1,109

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	Inter- national	Total
	(In millions)
Three Months Ended June 30, 2004:
Revenues:
Oil sales	$246	73	220	539
Gas sales	810	366	5	1,181
NGL sales	91	30	1	122
Marketing and midstream revenues	374	3	—	377

Total revenues	1,521	472	226	2,219

Expenses and other income, net:
Lease operating expenses	173	102	31	306
Production taxes	63	2	6	71
Marketing and midstream operating costs and expenses	298	1	—	299
Depreciation, depletion and amortization of oil and gas properties	311	123	83	517
Depreciation and amortization of non-oil and gas properties	30	4	1	35
Accretion of asset retirement obligation	6	4	—	10
General and administrative expenses	51	18	1	70
Interest expense	60	73	1	134
Effects of changes in foreign currency exchange rates	—	9	—	9
Change in fair value of derivative financial instruments	13	(2)	—	11
Other income, net	(12)	(2)	(1)	(15)

Total expenses and other income, net	993	332	122	1,447
Earnings before income tax expense	528	140	104	772
Income tax expense:
Current	152	5	41	198
Deferred	52	19	1	72

Total income tax expense	204	24	42	270

Net earnings	324	116	62	502
Preferred stock dividends	3	—	—	3

Net earnings applicable to common stockholders	$321	116	62	499

Capital expenditures	$429	274	62	765

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	Inter- national	Total
	(In millions)
Six Months Ended June 30, 2005:
Revenues:
Oil sales	$569	161	535	1,265
Gas sales	1,651	775	21	2,447
NGL sales	213	85	4	302
Marketing and midstream revenues	799	6	—	805

Total revenues	3,232	1,027	560	4,819

Expenses and other income, net:
Lease operating expenses	364	253	69	686
Production taxes	124	4	25	153
Marketing and midstream operating costs and expenses	625	2	—	627
Depreciation, depletion and amortization of oil and gas properties	589	278	168	1,035
Depreciation and amortization of non-oil and gas properties	69	7	3	79
Accretion of asset retirement obligation	14	8	1	23
General and administrative expenses	117	27	(8)	136
Interest expense	131	133	—	264
Effects of changes in foreign currency exchange rates	—	13	(2)	11
Change in fair value of derivative financial instruments	36	(2)	—	34
Other income, net	(152)	3	(3)	(152)

Total expenses and other income, net	1,917	726	253	2,896
Earnings before income tax expense	1,315	301	307	1,923
Income tax expense (benefit):
Current	462	39	128	629
Deferred	13	84	(19)	78

Total income tax expense	475	123	109	707

Net earnings	840	178	198	1,216
Preferred stock dividends	5	—	—	5

Net earnings applicable to common stockholders	$835	178	198	1,211

Capital expenditures	$952	933	91	1,976

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	Inter- national	Total
		(In millions)
Six Months Ended June 30, 2004:
Revenues:
Oil sales	$506	152	462	1,120
Gas sales	1,591	697	14	2,302
NGL sales	177	61	3	241
Marketing and midstream revenues	788	6	—	794

Total revenues	3,062	916	479	4,457

Expenses and other income, net:
Lease operating expenses	344	211	61	616
Production taxes	119	3	11	133
Marketing and midstream operating costs and expenses	628	2	—	630
Depreciation, depletion and amortization of oil and gas properties	626	242	187	1,055
Depreciation and amortization of non-oil and gas properties	60	7	2	69
Accretion of asset retirement obligation	14	7	1	22
General and administrative expenses	115	30	2	147
Interest expense	109	142	1	252
Effects of changes in foreign currency exchange rates	—	15	—	15
Change in fair value of derivative financial instruments	8	(1)	—	7
Other income, net	(28)	(5)	(4)	(37)

Total expenses and other income, net	1,995	653	261	2,909
Earnings before income tax expense	1,067	263	218	1,548
Income tax expense (benefit):
Current	296	20	85	401
Deferred	99	56	(4)	151

Total income tax expense	395	76	81	552

Net earnings	672	187	137	996
Preferred stock dividends	5	—	—	5

Net earnings applicable to common stockholders	$667	187	137	991

Capital expenditures	$902	568	185	1,655

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Commitments and Contingencies
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
     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of June 30, 2005, Devon’s consolidated balance sheet included $5 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
acted reasonably, has legitimate and strong defenses to all allegations in the suit, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this lawsuit and no liability has been recorded in connection therewith.
     Devon has been a defendant in certain private royalty owner litigation filed in Wyoming regarding deductibility of certain post production costs from royalties payable by Devon. A significant portion of such production is, or will be, transported through facilities owned by Thunder Creek Gas Services, L.L.C., of which Devon owns a 75% interest. At this time, all of the litigation has either been resolved, or is expected to soon be resolved, for amounts immaterial to Devon. Devon believes that it has acted reasonably and paid royalties in good faith and in accordance with its obligations under its oil and gas leases and applicable law, and Devon does not believe that it is subject to material exposure in association with this litigation.
Other Matters
     Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion addresses material changes in results of operations for the three-month and six-month periods ended June 30, 2005, compared to the three-month and six-month periods ended June 30, 2004, and in financial condition since December 31, 2004. It is presumed that readers have read or have access to Devon’s 2004 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Net earnings for the second quarter of 2005 were $653 million, or $1.38 per diluted share. This compares to net earnings of $502 million, or $1.01 per diluted share for the second quarter of 2004. Net earnings for the first half of 2005 were $1.2 billion, or $2.53 per diluted share. This compares to net earnings of $996 million, or $2.01 per diluted share for the first half of 2004. Positive factors driving the increase in the 2005 second quarter and first half net earnings include increases in prices of oil, natural gas and NGLs and a first-quarter 2005 net gain from the sale of certain midstream assets. These increases were partially offset by a decline in production primarily due to divestitures in 2005, a loss on oil hedges related to such divestitures, additional interest expense related to the redemption of zero coupon convertible debentures, additional income tax expense on the repatriation of earnings from Canadian operations and higher operating expenses.
     Cash flow from operations was relatively flat at $2.4 billion in the first half of 2004 and the first half of 2005. Although net earnings increased, 2005 cash flow from operations was negatively impacted by higher payments for current income taxes and the $100 million payment of interest in conjunction with the redemption of the zero coupon convertible debentures. In addition to cash flow from operations, we received $2.0 billion from the sale of oil and gas properties and $0.2 billion from the sale of certain midstream assets in the first half of 2005. These sources of cash allowed Devon to fund $2.0 billion of capital expenditures, repurchase $1.6 billion in common stock, redeem our zero coupon convertible debentures for $452 million and add $657 million to cash and short-term investments during the first half of 2005. Devon announced in September 2004 its plan to purchase up to 50 million shares of its common stock. On August 2, 2005, Devon completed its repurchase of 50 million shares at a total cost of $2.3 billion. On August 3, 2005, Devon announced that its board of directors authorized the repurchase of up to an additional 50 million shares of its common stock.
     Devon also announced in September 2004 its plans to divest certain non-core oil and gas properties in the offshore Gulf of Mexico and onshore in the United States and Canada. As of June 30, 2005 Devon has sold all of the properties offered for sale except for one minor package. Gross proceeds from the divestitures totaled approximately $2.0 billion, net of all purchase price adjustments, in the first half of 2005. After-tax, the proceeds were approximately $1.8 billion.
     During the first half of 2005, Devon drilled 180 exploration wells, of which 89% were completed as successful, and 998 development wells, of which 99% were completed as successful. As a result of this exploration and development activity, Devon has recorded 193 million barrels of proved reserves in the first half of 2005.
     A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Devon’s 2004 Annual Report on Form 10-K.

Results of Operations
     Total revenues increased $249 million, or 11%, in the second quarter of 2005, and $362 million, or 8%, in the first half of 2005 compared to the corresponding 2004 periods. These increases resulted from increases in oil, natural gas and NGL realized prices, partially offset by decreases in total production. The decreases in production were primarily the result of property divestitures and natural declines partially offset by new drilling and development.
     Oil, natural gas and NGL revenues were up $237 million, or 13%, for the second quarter of 2005 compared to the second quarter of 2004, and $351 million, or 10%, for the first half of 2005 compared to the first half of 2004. The three-month and six-month comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

	Total
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change [2]	2005	2004	Change [2]
Production
Oil (MMBbls)	17	19	-9%	35	40	-12%
Gas (Bcf)	209	223	-7%	423	446	-5%
NGLs (MMBbls)	6	6	+3%	12	12	+1%
Oil, Gas and NGLs (MMBoe)[1]	59	62	-6%	118	126	-7%

Average Prices
Oil (Per Bbl)	$37.28	$28.04	+33%	$35.86	$27.91	+28%
Gas (Per Mcf)	6.09	5.29	+15%	5.79	5.17	+12%
NGLs (Per Bbl)	25.99	20.89	+24%	25.15	20.32	+24%
Oil, Gas and NGLs (Per Boe) [1]	35.66	29.58	+21%	34.09	29.02	+17%

Revenues ($ in millions)
Oil	$650	$539	+21%	$1,265	$1,120	+13%
Gas	1,272	1,181	+8%	2,447	2,302	+6%
NGLs	157	122	+29%	302	241	+25%

Combined	$2,079	$1,842	+13%	$4,014	$3,663	+10%

	Domestic
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change [2]	2005	2004	Change [2]
Production
Oil (MMBbls)	7	8	-15%	15	17	-13%
Gas (Bcf)	140	150	-7%	285	303	-6%
NGLs (MMBbls)	5	5	-1%	10	10	-1%
Oil, Gas and NGLs (MMBoe)[1]	35	38	-8%	72	77	-7%

Average Prices
Oil (Per Bbl)	$40.18	$30.23	+33%	$38.70	$30.08	+29%
Gas (Per Mcf)	6.17	5.39	+14%	5.80	5.27	+10%
NGLs (Per Bbl)	23.73	19.33	+23%	22.95	18.83	+22%
Oil, Gas and NGLs (Per Boe) [1]	35.88	30.29	+18%	34.07	29.70	+15%

Revenues ($ in millions)
Oil	$278	$246	+13%	$569	$506	+12%
Gas	862	810	+6%	1,651	1,591	+4%
NGLs	110	91	+22%	213	177	+21%

Combined	$1,250	$1,147	+9%	$2,433	$2,274	+7%

	Canada
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change [2]	2005	2004	Change [2]
Production
Oil (MMBbls)	3	3	+2%	6	7	-2%
Gas (Bcf)	67	71	-6%	133	138	-4%
NGLs (MMBbls)	1	1	+20%	2	2	+11%
Oil, Gas and NGLs (MMBoe)[1]	16	16	-3%	31	32	-2%

Average Prices
Oil (Per Bbl)	$24.05	$21.49	+12%	$23.98	$22.27	+8%
Gas (Per Mcf)	5.98	5.16	+16%	5.83	5.04	+16%
NGLs (Per Bbl)	34.28	27.54	+24%	33.16	26.33	+26%
Oil, Gas and NGLs (Per Boe) [1]	33.20	28.74	+15%	32.50	28.27	+15%

Revenues ($ in millions)
Oil	$83	$73	+14%	$161	$152	+5%
Gas	400	366	+9%	775	697	+11%
NGLs	45	30	+50%	85	61	+39%

Combined	$528	$469	+13%	$1,021	$910	+12%

	International
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change [2]	2005	2004	Change [2]
Production
Oil (MMBbls)	7	8	-8%	14	16	-16%
Gas (Bcf)	2	2	+14%	5	5	—
NGLs (MMBbls)	—	—	+14%	—	—	+4%
Oil, Gas and NGLs (MMBoe)[1]	8	8	-6%	15	17	-15%

Average Prices
Oil (Per Bbl)	$40.91	$28.63	+43%	$38.59	$28.03	+38%
Gas (Per Mcf)	4.08	2.43	+68%	3.95	2.84	+39%
NGLs (Per Bbl)	21.16	21.19	—	24.56	21.12	+16%
Oil, Gas and NGLs (Per Boe) [1]	39.82	27.95	+42%	37.58	27.44	+37%

Revenues ($ in millions)
Oil	$289	$220	+32%	$535	$462	+16%
Gas	10	5	+92%	21	14	+39%
NGLs	2	1	+14%	4	3	+21%

Combined	$301	$226	+33%	$560	$479	+17%

[1]	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

[2]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

     The average sales prices per unit of production shown in the preceding tables include the effect of Devon’s hedging activities. Following is a comparison of Devon’s average sales prices with and without the effect of hedges for the three-month and six-month periods ended June 30, 2005 and 2004.

	With Hedges		Without Hedges
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Oil (per Bbl)	$37.28	$28.04	$46.00	$33.94
Gas (per Mcf)	$6.09	$5.29	$6.18	$5.35
NGLs (per Bbl)	$25.99	$20.89	$25.99	$20.89
Oil, Gas and NGLs (per Boe)	$35.66	$29.58	$38.61	$31.62

	With Hedges		Without Hedges
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Oil (per Bbl)	$35.86	$27.91	$44.19	$32.52
Gas (per Mcf)	$5.79	$5.17	$5.87	$5.23
NGLs (per Bbl)	$25.15	$20.32	$25.15	$20.32
Oil, Gas and NGLs (per Boe)	$34.09	$29.02	$36.89	$30.67
     Oil Revenues. Oil revenues increased $111 million in the second quarter of 2005. Oil revenues increased $161 million due to a $9.24 per barrel increase in Devon’s realized average price of oil. A decrease in the second quarter 2005 production of 2 million barrels caused oil revenues to decrease by $50 million. Production lost from the 2005 property divestitures accounted for substantially all the production decrease.
     Oil revenues increased $145 million in the first half of 2005. Oil revenues increased $280 million due to a $7.95 per barrel increase in Devon’s realized average price of oil. A decrease in production of 5 million barrels caused oil revenues to decrease by $135 million. Production lost from the 2005 property divestitures caused a decrease of 2 million barrels. In addition, production decreased due to certain international properties for which we are receiving fewer volumes after recovering our costs under applicable production sharing contracts in the second quarter of 2004. Also, natural production declines on U.S. onshore and offshore properties that were sold in 2005 contributed to the decrease in volumes.
     Gas Revenues. Gas revenues increased $91 million in the second quarter of 2005. Gas revenues increased $167 million due to a $0.80 per Mcf increase in Devon’s realized average price of gas. A decrease in production of 14 Bcf caused gas revenues to decrease by $76 million. Production lost from the 2005 property divestitures caused a decrease of 24 Bcf. This decrease was partially offset by new drilling and development and increased performance in U.S. offshore and onshore properties.
     Gas revenues increased $145 million in the first half of 2005. Gas revenues increased $263 million due to a $0.62 per Mcf increase in Devon’s realized average price of gas. A decrease in production of 23 Bcf caused gas revenues to decrease by $118 million. Production lost from the 2005 property divestitures caused a decrease of 33 Bcf. Production also decreased due to natural production declines on U.S. onshore and offshore properties that were sold in 2005. These decreases were partially offset by production increases resulting from new drilling and development in U.S. offshore and onshore properties.
     NGL Revenues. NGL revenues increased $35 million in the second quarter of 2005. A $5.10 per barrel increase in Devon’s realized average NGL price in the second quarter of 2005 increased NGL revenues by $31 million. A slight increase in production caused NGL revenues to increase by $4 million.

     NGL revenues increased $61 million in the first half of 2005. A $4.83 per barrel increase in Devon’s realized average NGL price in the first half of 2005 increased NGL revenues by $58 million. A slight increase in production caused NGL revenues to increase by $3 million.
     Marketing and Midstream Revenues. Marketing and midstream revenues increased $12 million, in the second quarter of 2005. Revenues increased $111 million due to higher natural gas and NGL prices and higher gas sales and gas pipeline volumes. This was partially offset by a $99 million decrease in revenues caused by the sale of certain assets in 2004 and 2005.
     Marketing and midstream revenues increased $11 million in the first half of 2005. Revenues increased $177 million due to higher natural gas and NGL prices and higher gas pipeline volumes. This was partially offset by a $166 million decrease in revenues caused by the sale of certain assets in 2004 and 2005.
     Oil, Gas and NGL Production and Operating Expenses. The components of oil, gas and NGL production and operating expenses are set forth in the following tables.

	Total
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change [1]	2005	2004	Change [1]
Expenses ($ in millions)
Lease operating expenses	$338	$306	+10%	$686	$616	+11%
Production taxes	75	71	+6%	153	133	+15%

Total production and operating expenses	$413	$377	+10%	$839	$749	+12%

Expenses Per Boe
Lease operating expenses	$5.80	$4.92	+18%	$5.83	$4.88	+19%
Production taxes	1.29	1.14	+13%	1.30	1.06	+23%

Total production and operating expenses	$7.09	$6.06	+17%	$7.13	$5.94	+20%

[1]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
     Lease operating expenses increased $32 million in the second quarter of 2005. The increase in lease operating expenses was primarily due to an increase in well workover expenses, ad valorem taxes, power, fuel and repairs and maintenance costs. With the continuing strength of commodity prices, workovers and repairs and maintenance costs have been performed to either maintain or improve production volumes. The higher commodity prices also resulted in increased power and fuel costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from second quarter 2004 to second quarter 2005, resulted in a $10 million increase in costs. Partially offsetting these increases was a decrease of $32 million for lease operating expenses related to properties that were sold in 2005.
     Lease operating expenses increased $70 million in the first half of 2005. The increase in lease operating expenses was primarily due to an increase in well workover expenses, ad valorem taxes, power, fuel and repairs and maintenance costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from the first half of 2004 to the first half of 2005, resulted in a $19 million increase in costs. Partially offsetting these increases was a decrease of $32 million for lease operating expenses related to properties that were sold in 2005.

     The increase in lease operating expenses per Boe for the second quarter of 2005 and the first half of 2005 is primarily related to changes in the Canadian-to-U.S. dollar exchange rate as well as increased power, fuel and repairs and maintenance costs.
     Production taxes increased $4 million in second quarter of 2005 and $20 million in the first half of 2005. Production taxes increased generally due to higher oil, gas and NGL revenues. Production taxes were further increased $9 million in the first half of 2005 as a result of retroactive adjustments to prior year’s taxes as a result of recent regulatory rulings and $8 million due to higher Russian export rates.
     Marketing and Midstream Operating Costs and Expenses. Marketing and midstream operating costs and expenses decreased $3 million in the second quarter of 2005. The sale of certain assets in 2004 and 2005 caused costs and expenses to decrease $89 million. This was partially offset by increases due to higher natural gas and NGL purchase prices and higher gas sales and gas pipeline volumes.
     Marketing and midstream operating costs and expenses decreased $3 million in the first half of 2005. The sale of certain assets in 2004 and 2005 caused costs and expenses to decrease $147 million. This was partially offset by increases due to higher natural gas and NGL purchase prices and higher gas pipeline volumes.
     Depreciation, Depletion and Amortization Expenses (“DD&A”). DD&A of oil and gas properties is calculated as the percentage of total proved reserve volumes produced during the year, multiplied by the net capitalized investment plus future development costs in those reserves (the “depletable base”). Generally, if reserve volumes are revised up or down, then the DD&A rate per unit of production will change inversely. However, if the depletable base changes, then the DD&A rate moves in the same direction. The per unit DD&A rate is not affected by production volumes. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes. Oil and gas property DD&A is calculated separately on a country-by-country basis.
     Oil and gas property DD&A decreased $23 million in the second quarter of 2005. DD&A decreased $33 million due to a 6% decrease in the combined oil, gas and NGL production in the second quarter of 2005. This decrease was partially offset by an increase in the combined U.S., Canadian and international DD&A rate from $8.29 per Boe in the second quarter of 2004 to $8.48 per Boe in the second quarter of 2005 which caused oil and gas property DD&A to increase by $10 million. Changes in the Canadian-to-U.S. dollar exchange rate and rising costs in 2004 were the primary factors contributing to the DD&A rate increase. These and other factors caused the rate to increase to $8.95 in the fourth quarter of 2004 compared to the second quarter 2004 rate of $8.29. The decrease in the rate from the fourth quarter of 2004 to the second quarter of 2005 is primarily due to the effects of the 2005 property divestitures.
     Oil and gas property DD&A decreased $20 million in the first half of 2005. DD&A decreased $71 million due to a 7% decrease in the combined oil, gas and NGL production in the first half of 2005. This decrease was partially offset by an increase in the combined U.S., Canadian and international DD&A rate from $8.35 per Boe in the first half of 2004 to $8.79 per Boe in the first half of 2005 which caused oil and gas property DD&A to increase by $51 million. Changes in the Canadian-to-U.S. dollar exchange rate and rising costs in 2004 were the primary factors contributing to the DD&A rate increase.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In millions)
Gross G&A	$148	$135	$280	$276
Capitalized G&A	(45)	(42)	(92)	(84)
Reimbursed G&A	(25)	(23)	(52)	(45)

Net G&A	$78	$70	$136	$147

     Gross G&A increased $13 million in the second quarter of 2005 compared to the same period of 2004. Increases in compensation and benefits and charitable giving caused a combined increase of $13 million. This was partially offset by a decrease in rent expense due to the abandonment of certain Canadian office space in the second quarter of 2004. Devon incurred a $5 million charge in the second quarter of 2004 related to the abandonment. Also, changes in the Canadian-to-U.S. dollar exchange rate, from the second quarter 2004 to the same period of 2005, resulted in a $3 million increase in costs.
     Gross G&A increased $4 million from the first half of 2005 compared to the same period of 2004. Decreases in compensation and benefits and rent expense caused a combined decrease of $6 million. This was partially offset by an increase in charitable giving. Also, changes in the Canadian-to-U.S. dollar exchange rate, from the first half of 2004 to the same period of 2005, resulted in a $5 million increase in costs.
     Capitalized G&A increased $3 million and $8 million in the second quarter and first half of 2005, respectively, due to increases in capitalizable salaries and benefits. The $2 million and $7 million increases in reimbursed G&A during the second quarter and first half of 2005, respectively, are primarily related to an increase in the number of wells operated by Devon as a result of new drilling and development.

     Interest Expense. The following schedule includes the components of interest expense for the second quarter and first half of 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In millions)
Interest based on debt outstanding	$133	$128	$265	$260
Amortization of discounts/premiums	—	1	1	1
Facility and agency fees	1	1	1	1
Amortization of capitalized loan costs	5	18	6	21
Capitalized interest	(18)	(17)	(37)	(34)
Loss on extinguishment of debt	25	—	25	—
Other	—	3	3	3

Total interest expense	$146	$134	$264	$252

     The average debt balance decreased from $8.1 billion in the second quarter of 2004 to $7.8 billion in the 2005 quarter due to debt repayments during 2004 and 2005. This decrease in debt outstanding caused interest expense to decrease $3 million. This decrease in interest expense was offset by $8 million due to higher floating rates in 2005. The average interest rate on outstanding debt increased from 6.4% in the second quarter of 2004 to 6.8% in the second quarter of 2005.
     Other items included in interest expense that are not related to the debt balance outstanding were $7 million higher in the second quarter and first half of 2005. Of this increase, $25 million related to the loss on the early redemption of the zero coupon convertible senior debentures during the second quarter of 2005. In conjunction with this early redemption, Devon also expensed $5 million in remaining unamortized issuance costs. This was partially offset by $16 million in expenses related to the early repayment of the outstanding balance under the $3 billion term loan credit facility in which Devon expensed the remaining unamortized issuance costs in the second quarter of 2004.
     The average debt balance decreased from $8.4 billion in the first half of 2004 to $7.9 billion in the first half of 2005 due to debt repayments during 2004 and 2005. This decrease in debt outstanding caused interest expense to decrease $17 million. This decrease in interest expense was offset by $22 million due to higher floating rates in 2005. The average interest rate on outstanding debt increased from 6.2% in the first half of 2004 to 6.8% in the first half of 2005.
     Effects of Changes in Foreign Currency Exchange Rates. Devon’s Canadian subsidiary has certain fixed-rate senior notes which are denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar while the notes are outstanding increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. In addition, Devon’s Canadian subsidiary has cash and other working capital amounts denominated in U.S. dollars which also fluctuate in value with changes in the exchange rate. Such changes in the Canadian dollar equivalent balance of the debt and working capital balances are required to be included in determining net earnings for the period in which the exchange rate changes. In the second quarter of 2005, our Canadian subsidiary purchased U.S. dollars related to our repatriation of $535 million of earnings from our Canadian operation to the U.S. As a result of a decrease in the Canadian-to-U.S. dollar exchange rate while these U.S. dollars were held, we recognized a $7 million loss in the second quarter of 2005.
     The decreases in the Canadian-to-U.S. dollar exchange rate from $0.8308 at December 31, 2004 and $0.8267 at March 31, 2005 to $0.8159 at June 30, 2005 resulted in losses of $5 million and $6 million in the second quarter and the first half of 2005, respectively. The decreases in the Canadian-to-U.S. dollar exchange rate from $0.7738 at December 31, 2003 and $0.7631 at March 31, 2004 to $0.7460 at June 30, 2004 resulted in losses of $9 million and $15 million in the second quarter and first half of

2004, respectively.
     Changes in Fair Value of Derivative Financial Instruments. The change in fair value of derivative financial instruments decreased $29 million in the second quarter of 2005 and increased $27 million in the first half of 2005 primarily due to the changes in the fair value of the option embedded in the debentures exchangeable into shares of Chevron Corporation common stock.
     Other Income, net. The following schedule includes the components of other income for the three and six months periods ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In millions)
Interest and dividend income	$25	$9	$51	$19
Net gain on sales of non-oil and gas property and equipment	—	1	150	4
Loss on derivative financial instruments	(16)	—	(55)	—
Other	5	5	6	14

Other income, net	$14	$15	$152	$37

     The increases in interest and dividend income in the second quarter and first half of 2005 were primarily due to an increase in cash and short-term investment balances.
     The increase in the net gain on sales of non-oil and gas property and equipment in the first half of 2005 is related to the sale of certain midstream assets in January 2005.
     The losses on derivative financial instruments in the second quarter and first half of 2005 related to hedges that no longer qualified for hedge accounting and were settled prior to the end of their original term. These commodity hedges related to 5,000 barrels per day of U.S. oil production and 3,000 barrels per day of Canadian oil production from properties sold as part of our property divestiture program.
     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate was 35% in the second quarters of both 2005 and 2004. The estimated effective tax rate was 37% in the first half of 2005 and 36% in the first half of 2004.
     The first half of 2005 rate was higher than the statutory federal tax rate primarily due to the $28 million tax effect of the repatriation of $535 million of earnings from our Canadian operations. Excluding the effect of the repatriation, the effective tax rate decreased to 35%.

Capital Expenditures and Liquidity
     The following discussion of liquidity and capital resources should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.
Sources and Uses of Cash

	Six Months Ended
	June 30,
	2005	2004
	(In millions)
Cash provided by (used in):
Operating activities	$2,385	$2,360
Investing activities	603	(1,659)
Financing activities	(1,910)	(836)
Effect of exchange rate changes	(3)	(15)

Net increase (decrease) in cash and cash equivalents	$1,075	$(150)

Cash and cash equivalents at end of period	$2,227	$782

Short-term investments at end of period	$549	$365

Cash Flows from Operating Activities
     Net cash provided by operating activities (“operating cash flow”) continued to be a primary source of capital and liquidity in the first half of 2005. Operating cash flow remained constant at $2.4 billion in the first half of 2005 compared to the first half of 2004. Although net earnings increased $220 million from 2004 to 2005, cash paid for taxes increased $442 million between the two periods. Also, 2005 operating cash flow includes $75 million for the payment of interest related to the redemption of the zero coupon convertible debentures. This $75 million equals the amount of interest accrued on these debentures since their issuance in June 2000.
Cash Flows from Investing Activities
     Net cash provided by investing activities was $603 million in the first half of 2005 compared to net cash used of $1.7 billion in the first half of 2004. The decrease in cash used in investing activities was primarily related to an increase in proceeds from the sale of property and equipment.
     Capital expenditures in the first half of 2005 were $2.0 billion. This total includes $1.9 billion for the acquisition, drilling or development of oil and gas properties. These amounts compare to capital expenditures of $1.7 billion in the first half of 2004 which included $1.6 billion for the acquisition, drilling or development of oil and gas properties.
     Proceeds from sales of property and equipment, net of all purchase price adjustments, were $2.2 billion and $20 million in the first half of 2005 and first half of 2004, respectively. The increase in proceeds was due to the sale of oil and gas properties in conjunction with the divestiture program announced on September 27, 2004, as well as certain non-core midstream assets.
Cash Flows from Financing Activities
     Net cash used in financing activities during the first half of 2005 was $1.9 billion compared to $836 million in the first half of 2004. The increase in cash used in financing activities from 2004 to 2005 was primarily related to repurchases of common stock in 2005, partially offset by a decrease in payments on debt. In conjunction with the stock buyback program announced September 27, 2004, Devon repurchased approximately 34.2 million shares at a total cost of $1.6 billion, or $45.62 per share, during the first half of 2005. On August 2, 2005, Devon completed its repurchase of the planned 10 percent of its common stock, or approximately 50 million shares, under this stock buyback program at a total cost of

$2.3 billion.
     During the first half of 2005, Devon paid $452 million to redeem the zero coupon convertible debentures. During the first half of 2004, Devon paid $971 million to retire the $211 million 6.75% notes due February 15, 2004, the $125 million 8.05% notes due June 15, 2004 and the remaining $635 million outstanding on the $3 billion term loan credit facility.
     Devon received $81 million and $188 million from shares issued for stock options exercised during 2005 and 2004, respectively.
     Devon’s common stock dividends were $70 million and $48 million in the first half of 2005 and 2004, respectively. Devon also paid $5 million of preferred stock dividends in the first half of 2005 and 2004. The increase in common stock dividends from 2004 to 2005 was primarily related to a 50% increase in the quarterly dividend rate which was partially offset by a decrease in the number of shares outstanding. In 2005, Devon increased its quarterly dividend rate from $0.05 per share to $0.075 per share. The decrease in shares outstanding was primarily related to share repurchases partially offset by shares issued for stock option exercises.
Liquidity
     At June 30, 2005, Devon’s unrestricted cash and cash equivalents and short-term investments totaled $2.8 billion. During the first half of 2005 and 2004, such balances increased $657 million and decreased $126 million, respectively.
     Historically, Devon’s primary source of capital and liquidity has been operating cash flow. Additionally, we maintain a revolving line of credit and a commercial paper program which can be accessed as needed to supplement operating cash flow. Other available sources of capital and liquidity include the issuance of equity securities and long-term debt. Another major source of liquidity in 2005 relates to proceeds from Devon’s divestiture of certain non-core oil and gas properties that was announced in September 2004. All but one minor package of properties were sold by June 30, 2005. After-tax sale proceeds, net of all purchase price adjustments, from the divestiture program are approximately $1.8 billion. We expect the combination of these sources of capital will be more than adequate to fund future capital expenditures, our common stock buyback program, debt repayments and other contractual commitments.
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
     To mitigate some of the risk inherent in oil and natural gas prices, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. Additionally, we have entered into various financial price swap contracts and fixed-price physical delivery contracts to fix the price to be received for a portion of future oil and natural gas production. The table below provides the volumes associated with these various arrangements as of June 30, 2005.

		Price	Fixed-Price
	Price	Swap	Physical
	Collars	Contracts	Delivery Contracts	Total
Oil production (MMBbls)
2005 (last six months of the year)	9	3	—	12
Natural gas production (Bcf)
2005 (last six months of the year)	7	2	9	18
2006	—	—	18	18
     In addition to the above quantities, we have fixed-price physical delivery contracts covering Canadian natural gas production for the years 2007 through 2011 ranging from 7 Bcf to 14 Bcf per year. Also, Devon has a fixed-price physical delivery contract covering 4 Bcf and 3 Bcf of International natural gas production in 2007 and 2008, respectively.
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
     As of June 30, 2005, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of June 30, 2005, net of $242 million of outstanding letters of credit, was approximately $1.3 billion.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon’s consolidated financial statements. Per the agreement, total funded debt excludes the debentures that are exchangeable into shares of Chevron Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of June 30, 2005, Devon’s ratio as calculated pursuant to this covenant was 32.3%.
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
     We also have access to short-term credit under our commercial paper program. Total borrowings under the commercial paper program may not exceed $725 million. Also, any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. We had no commercial paper debt outstanding at June 30, 2005.
Common Stock Buyback Program
     On August 3, 2005, Devon announced that it completed the 50 million stock repurchase program announced on September 27, 2004. Also on August 3, 2005, Devon announced that its board of directors had authorized the repurchase of up to an additional 50 million shares of its common stock. This stock repurchase program is planned to extend through 2007. Shares may be purchased from time to time depending upon market conditions. Devon plans to repurchase shares in the open market and in privately negotiated transactions.
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
     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Devon does not expect FIN No. 47 will have a material impact on its financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Devon’s 2004 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon’s potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of June 30, 2005, there have been no material changes in Devon’s market risk exposure except as discussed below regarding commodity price and interest rate risk.
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
     Devon’s total hedged positions on future production as of June 30, 2005 are set forth in the following tables.
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
Oil Production

			Months of
Area	Bbls/Day	Price/Bbl	Production
United States Offshore	8,000	$27.14	Jul — Dec
Canada	3,000	$27.13	Jul — Dec
International	6,000	$25.88	Jul — Dec

Gas Production

			Months of
Area	Mcf/Day	Price/Mcf	Production
United States Onshore	7,285	$3.40	Jul — Dec
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
     To simplify presentation, our costless collars as of June 30, 2005 have been aggregated in the following tables according to similar floor prices and similar ceiling prices. The floor and ceiling prices shown are weighted averages of the various collars in each aggregated group.
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
Oil Production

		Weighted Average
		Floor	Ceiling
		Price Per	Price Per	Months of
Area	Bbls/Day	Bbl	Bbl	Production
United States Offshore	17,000	$22.00	$27.62	Jul — Dec
Canada	15,000	$22.00	$28.28	Jul — Dec
International	15,000	$23.50	$29.61	Jul — Dec

Gas Production

Weighted Average
		Floor	Ceiling
		Price Per	Price Per	Months of
Area	MMBtu/Day	MMBtu	MMBtu	Production
United States Offshore	40,000	$3.50	$7.50	Jul — Dec
     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of its commodity hedging instruments. At June 30, 2005, a 10% increase in the underlying commodity prices would have increased the net liabilities recorded for Devon’s commodity hedging instruments by $61 million.
Fixed-Price Physical Delivery Contracts
     In addition to the commodity hedging instruments described above, Devon also manages its exposure to oil and gas price risks by periodically entering into fixed-price contracts. We have fixed-price physical delivery contracts for the years 2005 through 2011 covering Canadian natural gas production ranging from 7 Bcf to 14 Bcf per year. We also have fixed-price physical delivery contracts for the years 2005 through 2008 covering International natural gas production of 4 Bcf per year, except in 2008 when the volume drops to 3 Bcf.
Interest Rate Risk
     In the second quarter of 2005, we settled the fixed-to-floating interest rate swaps related to the 6.75% senior notes due 2011. The $7 million gain in conjunction with this early settlement was deferred and will be recognized as other income upon the redemption of these notes on September 9, 2005.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2005 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in Devon’s internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     None
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table sets forth information with respect to repurchases by Devon of its shares of common stock during the second quarter of 2005.

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May Yet Be
	of Shares	Paid per	Part of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs(1)
April	6,918,900	$46.64	6,918,900	25,352,600
May	6,374,600	$44.08	6,374,600	18,978,000
June	8,212,600	$48.81	8,212,600	10,765,400

Total	21,506,100	$46.71	21,506,100

(1)	On September 27, 2004, Devon announced its plan to repurchase up to 50 million shares of its common shares. All repurchases under the program, which totaled 49,647,400 shares, were completed on August 2, 2005.

On August 3, 2005, Devon announced that its board of directors had authorized the repurchase of up to an additional 50 million shares of its common stock. This stock repurchase program is planned to extend through 2007.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     (a) Devon’s Annual Meeting of Stockholders was held in Oklahoma City, Oklahoma at 8:00 a.m., local time, on Wednesday, June 8, 2005.
     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as Directors as listed in the Proxy Statement for the June 8, 2005 meeting and all nominees were elected.

     (c) A total of 427,025,613 shares of Devon’s common stock outstanding and entitled to vote were present at the June 8, 2005 meeting in person or by proxy, representing approximately 90.53% of the total outstanding shares. The matters voted upon were as follows:
1. The election of three Directors to serve on Devon’s Board of Directors until the 2008 Annual Meeting of Stockholders. The vote tabulation with respect to each nominee was as follows:

		Authority
Nominee	For	Withheld
John A. Hill	422,091,374	4,934,239
William J. Johnson	420,806,323	6,219,290
Robert A. Mosbacher, Jr.	420,656,612	6,363,001
2. Ratification of KPMG LLP as the Company’s Independent Auditors for 2005. The results of the votes were as follows:

FOR:	417,554,364
AGAINST:	6,649,656
ABSTAIN:	2,821,593
3. Adoption of the Company’s 2005 Long-Term Incentive Plan. The results of the vote were as follows:

FOR:	289,734,386
AGAINST:	84,094,554
ABSTAIN:	3,068,504
4. Stockholder Proposal for a Director Election Vote Standard. The proponent of this proposal, the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada, declined to present the proposal for a vote at the meeting.
Item 5. Other Information
     None

Item 6. Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit
Number
10.39	Form of Award Agreement between Registrant and Stephen J. Hadden, Brian J. Jennings, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, John Richels and Darryl G. Smette for stock options granted under the 2005 Long-Term Incentive Plan.

10.40	Form of Award Agreement between Registrant and all non-management Directors for stock options granted under the 2005 Long-Term Incentive Plan.

10.41	Form of Award Agreement between Registrant and Stephen J. Hadden, Brian J. Jennings, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, John Richels, Darryl G. Smette and all non-management Directors for restricted stock awards under the 2005 Long-Term Incentive Plan.

31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION
Date: August 3, 2005	/s/ Danny J. Heatly
Danny J. Heatly
Vice President — Accounting and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number
10.39	Form of Award Agreement between Registrant and Stephen J. Hadden, Brian J. Jennings, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, John Richels and Darryl G. Smette for stock options granted under the 2005 Long-Term Incentive Plan.

10.40	Form of Award Agreement between Registrant and all non-management Directors for stock options granted under the 2005 Long-Term Incentive Plan.

10.41	Form of Award Agreement between Registrant and Stephen J. Hadden, Brian J. Jennings, Duke R. Ligon, Marian J. Moon, J. Larry Nichols, John Richels, Darryl G. Smette and all non-management Directors for restricted stock awards under the 2005 Long-Term Incentive Plan.

31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian J. Jennings, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.