Form 10-Q
period 2005-09-30
DEVON ENERGY CORP/DE
filed 2005-11-03
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Not applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of Registrant’s common stock, par value $0.10, as of September 30, 2005, was 444,300,000.

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
September 30, 2005 and 2004
(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,095	$1,152
Short-term investments	791	967
Accounts receivable	1,516	1,320
Fair value of derivative financial instruments	—	1
Deferred income taxes	180	289
Other current assets	177	143

Total current assets	3,759	3,872

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,207 and $3,187 excluded from amortization in 2005 and 2004, respectively)	33,313	32,114
Less accumulated depreciation, depletion and amortization	14,591	12,768

	18,722	19,346
Investment in Chevron Corporation common stock, at fair value	918	745
Fair value of derivative financial instruments	—	8
Goodwill	5,729	5,637
Other assets	395	417

Total assets	$29,523	$30,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$970	$715
Revenues and royalties due to others	519	487
Income taxes payable	108	223
Current portion of long-term debt	900	933
Accrued interest payable	94	139
Fair value of derivative financial instruments	271	399
Current portion of asset retirement obligation	56	46
Accrued expenses and other current liabilities	160	158

Total current liabilities	3,078	3,100

Debentures exchangeable into shares of Chevron Corporation common stock	705	692
Other long-term debt	5,252	6,339
Fair value of derivative financial instruments	191	72
Asset retirement obligation, long-term	617	693
Other liabilities	363	366
Deferred income taxes	5,373	5,089
Stockholders’ equity:
Preferred stock of $1.00 par value
Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value
Authorized 800,000,000 shares; issued 454,716,000 in 2005 and 483,909,000 in 2004	45	48
Additional paid-in capital	7,645	9,087
Retained earnings	5,543	3,693
Accumulated other comprehensive income	1,343	930
Deferred compensation and other	(66)	(85)
Treasury stock at cost: 10,416,000 shares in 2005	(567)	—

Total stockholders’ equity	13,944	13,674

Total liabilities and stockholders’ equity	$29,523	$30,025

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$643	$559	$1,908	$1,679
Gas sales	1,466	1,147	3,913	3,450
NGL sales	190	153	492	393
Marketing and midstream revenues	405	408	1,210	1,202

Total revenues	2,704	2,267	7,523	6,724

Expenses and other income, net:
Lease operating expenses	319	323	1,005	939
Production taxes	81	48	234	182
Marketing and midstream operating costs and expenses	294	319	921	949
Depreciation, depletion and amortization of oil and gas properties	493	532	1,528	1,587
Depreciation and amortization of non-oil and gas properties	40	40	119	109
Accretion of asset retirement obligation	12	11	35	32
General and administrative expenses	70	59	206	206
Interest expense	164	109	428	361
Effects of changes in foreign currency exchange rates	(15)	(21)	(4)	(6)
Change in fair value of derivative financial instruments	134	47	168	54
Other income, net	(27)	(17)	(179)	(54)

Total expenses and other income, net	1,565	1,450	4,461	4,359
Earnings before income tax expense	1,139	817	3,062	2,365
Income tax expense:
Current	203	168	832	568
Deferred	192	132	270	284

Total income tax expense	395	300	1,102	852

Net earnings	744	517	1,960	1,513
Preferred stock dividends	2	2	7	7

Net earnings applicable to common stockholders	$742	$515	$1,953	$1,506

Net earnings per average common share outstanding:
Basic	$1.66	$1.06	$4.22	$3.13

Diluted	$1.63	$1.03	$4.15	$3.04

Weighted average common shares outstanding — basic	446	485	463	482

Weighted average common shares outstanding — diluted	454	500	471	498

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

					Accumulated
			Additional		Other	Deferred		Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	and Other	Stock	Equity
	(In millions)
Nine Months Ended September 30, 2005
Balance as of December 31, 2004	$1	48	9,087	3,693	930	(85)	—	13,674
Comprehensive income:
Net earnings	—	—	—	1,960	—	—	—	1,960
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	193	—	—	193
Reclassification adjustment for derivative losses reclassified into earnings	—	—	—	—	335	—	—	335
Change in fair value of derivative financial instruments	—	—	—	—	(226)	—	—	(226)
Unrealized gain on marketable securities	—	—	—	—	111	—	—	111

Other comprehensive income								413

Comprehensive income								2,373
Stock issued	—	1	116	—	—	—	—	117
Stock repurchased	—	(4)	(1,558)	—	—	—	(567)	(2,129)
Dividends on common stock	—	—	—	(103)	—	—	—	(103)
Dividends on preferred stock	—	—	—	(7)	—	—	—	(7)
Amortization of restricted stock awards	—	—	—	—	—	19	—	19

Balance as of September 30, 2005	$1	45	7,645	5,543	1,343	(66)	(567)	13,944

Nine Months Ended September 30, 2004
Balance as of December 31, 2003	$1	47	9,043	1,614	569	(32)	(186)	11,056
Comprehensive income:
Net earnings	—	—	—	1,513	—	—	—	1,513
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	129	—	—	129
Reclassification adjustment for derivative losses reclassified into oil and gas sales	—	—	—	—	223	—	—	223
Change in fair value of derivative financial instruments	—	—	—	—	(564)	—	—	(564)
Unrealized gain on marketable securities	—	—	—	—	94	—	—	94

Other comprehensive loss								(118)

Comprehensive income								1,395
Stock issued	—	2	237	—	—	—	38	277
Dividends on common stock	—	—	—	(73)	—	—	—	(73)
Dividends on preferred stock	—	—	—	(7)	—	—	—	(7)
Amortization of restricted stock awards	—	—	—	—	—	7	—	7

Balance as of September 30, 2004	$1	49	9,280	3,047	451	(25)	(148)	12,655

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings	$1,960	$1,513
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	1,647	1,696
Accretion of asset retirement obligation	35	32
Amortization of premiums on long-term debt, net	(2)	(4)
Effects of changes in foreign currency exchange rates	(4)	(6)
Non-cash change in fair value of derivative financial instruments	156	54
Deferred income tax expense	270	284
Net gain on sales of non-oil and gas property and equipment	(145)	(4)
Other	39	45
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(164)	(142)
Other current assets	(33)	(22)
Long-term other assets	28	—
Increase (decrease) in:
Accounts payable	133	176
Income taxes payable	(116)	212
Accrued interest and expenses	(53)	(129)
Long-term debt, including current maturities	(67)	12
Long-term other liabilities	(32)	(25)

Net cash provided by operating activities	3,652	3,692

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,150	20
Capital expenditures	(2,923)	(2,402)
Purchases of short-term investments	(3,501)	(2,442)
Sales of short-term investments	3,677	2,192

Net cash used in investing activities	(597)	(2,632)

Cash flows from financing activities:
Principal payments on long-term debt	(1,023)	(972)
Issuance of common stock, net of issuance costs	117	220
Repurchase of common stock	(2,129)	—
Dividends paid on common stock	(103)	(73)
Dividends paid on preferred stock	(7)	(7)

Net cash used in financing activities	(3,145)	(832)

Effect of exchange rate changes on cash	33	10

Net (decrease) increase in cash and cash equivalents	(57)	238
Cash and cash equivalents at beginning of period	1,152	932

Cash and cash equivalents at end of period	$1,095	$1,170

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
     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Derivative Instruments
     Devon recorded in its consolidated statements of operations losses of $134 million and $47 million in the third quarter of 2005 and 2004, respectively, and losses of $168 million and $54 million in the nine-month periods ended September 30, 2005 and 2004, respectively, for the change in fair value of derivative financial instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify as hedges.
     Included in the 2005 amounts are $45 million in losses related to certain derivative financial instruments that no longer qualify for hedge accounting. In the third quarter of 2005, certain oil derivatives ceased to qualify for hedge accounting because the hedged production exceeded actual and projected production under these contracts. The lower than expected production was caused primarily by hurricanes that affected offshore oil production in the Gulf of Mexico. Because these contracts no longer qualify for hedge accounting, Devon recognized in the third quarter of 2005 a $32 million loss for anticipated fourth quarter settlements and $13 million of third quarter 2005 settlements under these oil derivatives as change in fair value of derivative financial instruments in the accompanying statement of operations.
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
     As of September 30, 2005, $234 million of pre-tax accumulated net deferred losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to oil and gas sales during the next three months (the remaining term of Devon’s derivative instruments). This amount assumes no changes in forward commodity prices from the September 30, 2005 forward prices. Transactions and events expected to occur over the next three months that will necessitate reclassifying these derivatives’ losses to earnings are primarily the production and sale of oil and gas, which includes the production hedged under the various derivative instruments.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Earnings Per Share
     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Net Earnings	Weighted
	Applicable to	Average	Net
	Common	Common Shares	Earnings
	Stockholders	Outstanding	Per Share
	(In millions, except per share amounts)
Three Months Ended September 30, 2005:
Basic earnings per share	$742	446	$1.66

Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	8

Diluted earnings per share	$742	454	$1.63

Three Months Ended September 30, 2004:
Basic earnings per share	$515	485	$1.06

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $1 million)	2	9
Potential common shares issuable upon the exercise of outstanding stock options	—	6

Diluted earnings per share	$517	500	$1.03

Nine Months Ended September 30, 2005:
Basic earnings per share	$1,953	463	$4.22

Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	8

Diluted earnings per share	$1,953	471	$4.15

Nine Months Ended September 30, 2004:
Basic earnings per share	$1,506	482	$3.13

Dilutive effect of:
Potential common shares issuable upon conversion of senior convertible debentures (the increase in net earnings is net of income tax expense of $3 million)	7	9
Potential common shares issuable upon the exercise of outstanding stock options	—	7

Diluted earnings per share	$1,513	498	$3.04

     The senior convertible debentures that were retired in June 2005 prior to their stated maturity were not included in the dilution calculation for the nine month period ended September 30, 2005, because the inclusion was anti-dilutive.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Certain options to purchase shares of Devon’s common stock have been excluded from the dilution calculations because the options’ exercise price exceeded the average market price of Devon’s common stock during the applicable period. The following information relates to these options.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2005		2004	2005		2004
Options excluded from dilution calculation (in millions)	—	(1)	2	—	(1)	2
Range of exercise prices	$60.77 - $68.64		$34.27 - $44.83	$50.68 - $68.64		$31.94 - $44.83
Weighted average exercise price	$61.17		$37.72	$54.26		$37.09

(1)	Actual amount of options excluded from the three-months and nine-months ended 2005 dilution calculations are 4,000 shares and 7,000 shares, respectively.
     The excluded options for 2005 expire between June 29, 2010 and September 29, 2013.
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
     Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense over the vesting period based on the fair value of the stock options granted as of their grant date, Devon’s pro forma net earnings and pro forma net earnings per share for the three-month and nine-month periods ended September 30, 2005 and 2004 would have differed from the amounts actually reported as shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Net earnings available to common stockholders, as reported	$742	$515	$1,953	$1,506
Add stock-based employee compensation expense included in reported earnings, net of related tax expense	4	1	13	5
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(10)	(6)	(30)	(19)

Net earnings available to common stockholders, pro forma	$736	$510	$1,936	$1,492

Net earnings per share available to common stockholders:
As reported:
Basic	$1.66	$1.06	$4.22	$3.13
Diluted	$1.63	$1.03	$4.15	$3.04
Pro forma:
Basic	$1.65	$1.05	$4.18	$3.11
Diluted	$1.62	$1.02	$4.11	$3.02

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
4. Common Stock
     On September 27, 2004, Devon announced a stock buyback program to repurchase up to 50 million shares of its common stock. On August 2, 2005, Devon completed this stock buyback program at a total cost of $2.3 billion, or $46.69 per share. Of these amounts, 44.6 million shares were repurchased at a total cost of $2.1 billion during the nine months ended September 30, 2005.
     On August 3, 2005, Devon announced that its board of directors had authorized the repurchase of up to an additional 50 million shares of its common stock. This second stock repurchase program is planned to extend through 2007. Shares may be purchased from time to time depending upon market conditions. Devon plans to repurchase shares in the open market and in privately negotiated transactions. During the third quarter of 2005, Devon did not purchase shares under the new program. Devon began purchasing shares under the new program in the fourth quarter of 2005. As of November 2, 2005, Devon has repurchased 2.2 million shares at a cost of $132 million, or $60.26 per share, under the program announced on August 3, 2005.
     The following is a summary of the changes in Devon’s common shares outstanding for the first nine months of 2005 and 2004.

	Nine Months Ended
	September 30,
	2005	2004
	(In millions)
Shares outstanding, beginning of period	484	472
Exercise of stock options	5	12
Shares repurchased	(45)	—
Conversion of subsidiary’s preferred stock	—	2

Shares outstanding, end of period	444	486

     In January 2004, 38,000 shares of convertible preferred stock of Ocean Energy, Inc., which became a subsidiary of Devon in the April 2003 Ocean merger, were canceled and converted to 2,197,160 shares of

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Devon common stock pursuant to an automatic conversion feature of the preferred stock. The automatic conversion feature was triggered when the closing price of Devon common stock equaled or exceeded the forced conversion price of $26.20 for 20 consecutive trading days.
5. Debt
$400 million 6.75% Senior Notes due March 15, 2011
     On September 12, 2005, Devon redeemed the $400 million 6.75% notes due 2011, using cash on hand. Devon incurred a $51 million premium in conjunction with the early retirement. The $51 million premium is included in interest expense in the accompanying 2005 statement of operations. The after-tax effect of the $51 million premium was $34 million.
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
6. Supplemental Cash Flow Information
     Cash payments for interest and income taxes in the first nine months of 2005 and 2004 are presented below:

	Nine Months Ended
	September 30,
	2005	2004
	(In millions)
Interest paid	$581	$408
Income taxes	$885	$319

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Comprehensive Income or Loss
     Devon’s comprehensive income or loss information is included in the accompanying consolidated statements of stockholders’ equity and comprehensive income. A summary of accumulated other comprehensive income as of September 30, 2005 and 2004, and changes during each of the nine months then ended, is presented in the following table.

	Foreign	Change in	Minimum	Unrealized
	Currency	Fair Value of	Pension	Gain on
	Translation	Financial	Liability	Marketable
	Adjustments	Instruments	Adjustments	Securities	Total
	(In millions)
Balance as of December 31, 2004	$1,055	(286)	(13)	174	930
2005 activity	215	177	—	173	565
Deferred taxes	(22)	(68)	—	(62)	(152)

2005 activity, net of deferred taxes	193	109	—	111	413

Balance as of September 30, 2005	$1,248	(177)	(13)	285	1,343

Balance as of December 31, 2003	$667	(135)	(52)	89	569
2004 activity	140	(571)	—	149	(282)
Deferred taxes	(11)	230	—	(55)	164

2004 activity, net of deferred taxes	129	(341)	—	94	(118)

Balance as of September 30, 2004	$796	(476)	(52)	183	451

8. Other Income
     The components of other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In millions)
Interest and dividend income	$22	$12	$73	$31
Net (loss) gain on sales of non-oil and gas property and equipment	(5)	—	145	4
Gain (loss) on early settlement of derivative financial instruments	7	—	(48)	—
Other	3	5	9	19

Other income, net	$27	$17	$179	$54

9. Oil and Gas Property Divestitures
     In September 2004, Devon announced its plans to divest certain non-core oil and gas properties in the offshore Gulf of Mexico and onshore in the United States and Canada. Devon has closed all such property divestitures and received $2.0 billion of gross proceeds, net of all purchase price adjustments, through the first nine months of 2005. After-tax, the proceeds are approximately $1.8 billion. Certain information regarding these sales is included in the following table.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	United States	Canada	Total
		($ in millions)
Gross proceeds	$966	$1,037	$2,003
After-tax proceeds	$760	$1,035	$1,795
Asset retirement obligations assumed by purchasers	$159	$38	$197
Reserves sold (MMBoe)	89	79	168
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
Net Periodic Cost
     The following table presents the plans’ net periodic benefit cost for the three-month and nine-month periods ended September 30, 2005 and 2004.

					Other
	Pension Benefits				Post Retirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(In millions)
Components of net periodic benefit cost:
Service cost	$5	$4	$15	$12	$—	$—	$—	$—
Interest cost	8	8	24	24	1	1	3	3
Expected return on plan assets	(9)	(8)	(27)	(24)	—	—	—	—
Recognized net actuarial loss	2	2	6	6	—	—	—	—

Net periodic benefit cost	$6	$6	$18	$18	$1	$1	$3	$3

Employer Contributions
     Devon previously disclosed in its 2004 financial statements that it expected to contribute $6 million to the Qualified and Supplemental Plans and $6 million to the Postretirement Plans in 2005. Devon presently anticipates contributing an additional $72 million to the Qualified and Supplemental Plans in 2005 for a total of $78 million. As of September 30, 2005, Devon has contributed $4 million to the Qualified and Supplemental Plans and $5 million to the Postretirement Plans.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment Information
     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

			Inter-
	U.S.	Canada	national	Total
		(In millions)
As of September 30, 2005:
Current assets	$1,905	934	920	3,759
Property and equipment, net of accumulated depreciation, depletion and amortization	10,504	5,711	2,507	18,722
Goodwill	3,061	2,600	68	5,729
Other assets	1,279	18	16	1,313

Total assets	$16,749	9,263	3,511	29,523

Current liabilities	$1,889	883	306	3,078
Long-term debt	2,986	2,971	—	5,957
Asset retirement obligation, long-term	324	257	36	617
Other liabilities	523	13	18	554
Deferred income taxes	3,023	1,939	411	5,373
Stockholders’ equity	8,004	3,200	2,740	13,944

Total liabilities and stockholders’ equity	$16,749	9,263	3,511	29,523

			Inter-
	U.S.	Canada	national	Total
	(In millions)
Three Months Ended September 30, 2005:
Revenues:
Oil sales	$259	107	277	643
Gas sales	990	465	11	1,466
NGL sales	135	53	2	190
Marketing and midstream revenues	402	3	—	405

Total revenues	1,786	628	290	2,704

Expenses and other income, net:
Lease operating expenses	174	117	28	319
Production taxes	65	1	15	81
Marketing and midstream operating costs and expenses	292	2	—	294
Depreciation, depletion and amortization of oil and gas properties	267	149	77	493
Depreciation and amortization of non-oil and gas properties	35	4	1	40
Accretion of asset retirement obligation	6	5	1	12
General and administrative expenses	60	14	(4)	70
Interest expense	49	115	—	164
Effects of changes in foreign currency exchange rates	—	(15)	—	(15)
Change in fair value of derivative financial instruments	122	12	—	134
Other income, net	(17)	(6)	(4)	(27)

Total expenses and other income, net	1,053	398	114	1,565
Earnings before income tax expense	733	230	176	1,139
Income tax expense (benefit):
Current	126	11	66	203
Deferred	119	75	(2)	192

Total income tax expense	245	86	64	395

Net earnings	488	144	112	744
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$486	144	112	742

Capital expenditures	$544	334	69	947

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Three Months Ended September 30, 2004:
Revenues:
Oil sales	$235	83	241	559
Gas sales	786	352	9	1,147
NGL sales	114	37	2	153
Marketing and midstream revenues	405	3	—	408

Total revenues	1,540	475	252	2,267

Expenses and other income, net:
Lease operating expenses	186	108	29	323
Production taxes	39	1	8	48
Marketing and midstream operating costs and expenses	317	2	—	319
Depreciation, depletion and amortization of oil and gas properties	309	127	96	532
Depreciation and amortization of non-oil and gas properties	36	3	1	40
Accretion of asset retirement obligation	7	4	—	11
General and administrative expenses	46	12	1	59
Interest expense	42	67	—	109
Effects of changes in foreign currency exchange rates	—	(21)	—	(21)
Change in fair value of derivative financial instruments	48	(1)	—	47
Other income, net	(11)	(5)	(1)	(17)

Total expenses and other income, net	1,019	297	134	1,450
Earnings before income tax expense	521	178	118	817
Income tax expense (benefit):
Current	85	22	61	168
Deferred	90	48	(6)	132

Total income tax expense	175	70	55	300

Net earnings	346	108	63	517
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$344	108	63	515

Capital expenditures	$502	175	70	747

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Nine Months Ended September 30, 2005:
Revenues:
Oil sales	$828	268	812	1,908
Gas sales	2,641	1,240	32	3,913
NGL sales	348	138	6	492
Marketing and midstream revenues	1,201	9	—	1,210

Total revenues	5,018	1,655	850	7,523

Expenses and other income, net:
Lease operating expenses	538	370	97	1,005
Production taxes	189	5	40	234
Marketing and midstream operating costs and expenses	917	4	—	921
Depreciation, depletion and amortization of oil and gas properties	856	427	245	1,528
Depreciation and amortization of non-oil and gas properties	104	11	4	119
Accretion of asset retirement obligation	20	13	2	35
General and administrative expenses	177	41	(12)	206
Interest expense	180	248	—	428
Effects of changes in foreign currency exchange rates	—	(2)	(2)	(4)
Change in fair value of derivative financial instruments	158	10	—	168
Other income, net	(169)	(3)	(7)	(179)

Total expenses and other income, net	2,970	1,124	367	4,461
Earnings before income tax expense	2,048	531	483	3,062
Income tax expense (benefit):
Current	588	50	194	832
Deferred	132	159	(21)	270

Total income tax expense	720	209	173	1,102

Net earnings	1,328	322	310	1,960
Preferred stock dividends	7	—	—	7

Net earnings applicable to common stockholders	$1,321	322	310	1,953

Capital expenditures	$1,496	1,267	160	2,923

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Inter-
	U.S.	Canada	national	Total
		(In millions)
Nine Months Ended September 30, 2004:
Revenues:
Oil sales	$741	236	702	1,679
Gas sales	2,377	1,049	24	3,450
NGL sales	290	98	5	393
Marketing and midstream revenues	1,193	9	—	1,202

Total revenues	4,601	1,392	731	6,724

Expenses and other income, net:
Lease operating expenses	531	319	89	939
Production taxes	158	4	20	182
Marketing and midstream operating costs and expenses	945	4	—	949
Depreciation, depletion and amortization of oil and gas properties	935	369	283	1,587
Depreciation and amortization of non-oil and gas properties	95	10	4	109
Accretion of asset retirement obligation	21	10	1	32
General and administrative expenses	161	43	2	206
Interest expense	150	210	1	361
Effects of changes in foreign currency exchange rates	—	(5)	(1)	(6)
Change in fair value of derivative financial instruments	56	(2)	—	54
Other income, net	(39)	(10)	(5)	(54)

Total expenses and other income, net	3,013	952	394	4,359
Earnings before income tax expense	1,588	440	337	2,365
Income tax expense (benefit):
Current	380	42	146	568
Deferred	189	104	(9)	284

Total income tax expense	569	146	137	852

Net earnings	1,019	294	200	1,513
Preferred stock dividends	7	—	—	7

Net earnings applicable to common stockholders	$1,012	294	200	1,506

Capital expenditures	$1,404	743	255	2,402

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
     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of September 30, 2005, Devon’s consolidated balance sheet included $4 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
proceedings. Trial is set for February 2007 if the suit continues to advance. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suit, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this lawsuit and no liability has been recorded in connection therewith.
     Devon has been a defendant in certain private royalty owner litigation filed in Wyoming regarding deductibility of certain post production costs from royalties payable by Devon. A significant portion of such production is, or will be, transported through facilities owned by Thunder Creek Gas Services, L.L.C., of which Devon owns a 75% interest. At this time, all of the litigation has been resolved for amounts immaterial to Devon.
Equatorial Guinea Investigation
     As previously disclosed by Devon, the SEC has been conducting an inquiry into payments made to the government of Equatorial Guinea, and to officials and persons affiliated with officials of the government of Equatorial Guinea. On August 9, 2005, Devon received a subpoena issued by the SEC pursuant to a formal order of investigation. Devon has cooperated fully with the SEC’s previous requests for information in this inquiry and plans to continue to work with the SEC in connection with its formal investigation.
Other Matters
     Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.
Hurricane Contingencies
     Devon maintains a comprehensive insurance program that includes coverage for physical damage to its offshore facilities caused by hurricanes. Its insurance program also includes substantial business interruption coverage which Devon expects to utilize to recover costs associated with the suspended production. Under the terms of the insurance program, Devon is entitled to be reimbursed for the portion of production suspended longer than forty-five days, subject to upper limits to oil and natural gas prices. Also, the terms of the insurance include a standard, per-event deductible of $1 million for offshore losses as well as a $15 million aggregate annual deductible. Devon expects its insurance claims will exceed these deductible amounts. However, based on current estimates of physical damage and the anticipated length of time Devon will have its production suspended, Devon expects its policy limits will be sufficient to cover all costs beyond these deductible amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion addresses material changes in results of operations for the three-month and nine-month periods ended September 30, 2005, compared to the three-month and nine-month periods ended September 30, 2004, and in financial condition since December 31, 2004. It is presumed that readers have read or have access to Devon’s 2004 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Net earnings for the third quarter of 2005 were $744 million, or $1.63 per diluted share. This compares to net earnings of $517 million, or $1.03 per diluted share for the third quarter of 2004. Net earnings for the first nine months of 2005 were $2.0 billion, or $4.15 per diluted share. This compares to net earnings of $1.5 billion, or $3.04 per diluted share for the first nine months of 2004. Positive factors driving the increase in the 2005 third quarter and first nine months net earnings include increases in prices of oil, natural gas and NGLs and a first-quarter 2005 net gain from the sale of certain midstream assets. These increases were partially offset by a decline in production due to 2005 property divestitures, a loss on oil hedges related to such divestitures, deferred production from the effects of hurricanes, additional interest expense related to the early redemption of $827 million of long-term debt, additional income tax expense on the repatriation of earnings from Canadian operations and higher operating expenses.
     Cash flow from operations was relatively flat at $3.7 billion in the first nine months of 2004 and the first nine months of 2005. Although net earnings increased, 2005 cash flow from operations was negatively impacted by higher payments for current income taxes due to the taxable gains from property divestitures and the payment of five years of accumulated interest upon the redemption of the zero coupon convertible debentures. In addition to cash flow from operations, we received $2.0 billion from the sale of oil and gas properties and $0.2 billion from the sale of certain midstream assets in the first nine months of 2005. These sources of cash allowed Devon to fund $2.9 billion of capital expenditures, repurchase $2.1 billion in common stock and repay $1.0 billion in debt during the first nine months of 2005. On August 2, 2005, Devon completed its previously announced plan to repurchase 50 million shares, and the total cost of the repurchases was $2.3 billion. On August 3, 2005, Devon announced that its board of directors authorized the repurchase of up to an additional 50 million shares of its common stock. As of November 2, 2005, Devon has repurchased 2.2 million shares under the new share repurchase program.
     Devon announced in September 2004 its plans to divest certain non-core oil and gas properties in the offshore Gulf of Mexico and onshore in the United States and Canada. During the first nine months of 2005, Devon sold all of the properties offered for sale. Gross proceeds from the divestitures totaled approximately $2.0 billion net of all purchase price adjustments. After-tax, the proceeds were approximately $1.8 billion.
     During the first nine months of 2005, Devon drilled 228 exploration wells, of which 86% were completed as successful, and 1,609 development wells, of which 99% were completed as successful. As a result of this exploration and development activity, Devon has recorded 260 million barrels of proved reserves in the first nine months of 2005.
     A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Devon’s 2004 Annual Report on Form 10-K.

Results of Operations
     Total revenues increased $437 million, or 19%, in the third quarter of 2005, and $799 million, or 12%, in the first nine months of 2005 compared to the corresponding 2004 periods. These increases resulted from increases in oil, natural gas and NGL realized prices, partially offset by decreases in total production. The decreases in production were primarily the result of property divestitures, effects of hurricanes and natural declines partially offset by new drilling and development.
     Oil, natural gas and NGL revenues were up $440 million, or 24%, for the third quarter of 2005 compared to the third quarter of 2004, and $791 million, or 14%, for the first nine months of 2005 compared to the first nine months of 2004. The three-month and nine-month comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.)

	Total
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change [2]	2005	2004	Change [2]
Production
Oil (MMBbls)	15	19	-23%	50	59	-16%
Gas (Bcf)	205	222	-7%	628	668	-6%
NGLs (MMBbls)	6	6	-6%	18	18	-1%

Oil, Gas and NGLs (MMBoe)[1]	55	62	-12%	173	189	-8%

Average Prices
Oil (Per Bbl)	$43.45	$29.19	+49%	$38.10	$28.32	+35%
Gas (Per Mcf)	7.13	5.17	+38%	6.23	5.17	+21%
NGLs (Per Bbl)	32.23	24.36	+32%	27.48	21.72	+27%

Oil, Gas and NGLs (Per Boe) [1]	41.81	29.78	+40%	36.55	29.27	+25%

Revenues ($ in millions)
Oil	$643	$559	+15%	$1,908	$1,679	+14%
Gas	1,466	1,147	+28%	3,913	3,450	+13%
NGLs	190	153	+24%	492	393	+25%

Combined	$2,299	$1,859	+24%	$6,313	$5,522	+14%

	Domestic
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change [2]	2005	2004	Change [2]
Production
Oil (MMBbls)	5	7	-26%	20	24	-17%
Gas (Bcf)	136	150	-9%	421	452	-7%
NGLs (MMBbls)	4	5	-9%	14	14	-4%

Oil, Gas and NGLs (MMBoe)[1]	32	37	-12%	104	114	-9%

Average Prices
Oil (Per Bbl)	$46.48	$31.27	+49%	$40.85	$30.45	+34%
Gas (Per Mcf)	7.25	5.24	+38%	6.27	5.26	+19%
NGLs (Per Bbl)	29.93	23.04	+30%	25.23	20.28	+24%

Oil, Gas and NGLs (Per Boe) [1]	42.14	30.29	+39%	36.61	29.89	+22%

Revenues ($ in millions)
Oil	$259	$235	+10%	$828	$741	+12%
Gas	990	786	+26%	2,641	2,377	+11%
NGLs	135	114	+19%	348	290	+20%

Combined	$1,384	$1,135	+22%	$3,817	$3,408	+12%

	Canada
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change [2]	2005	2004	Change [2]
Production
Oil (MMBbls)	4	4	-10%	10	10	-5%
Gas (Bcf)	67	70	-5%	200	209	-4%
NGLs (MMBbls)	2	1	+4%	4	4	+8%

Oil, Gas and NGLs (MMBoe)[1]	16	17	-5%	47	49	-3%

Average Prices
Oil (Per Bbl)	$33.89	$23.71	+43%	$27.15	$22.75	+19%
Gas (Per Mcf)	6.97	5.02	+39%	6.21	5.04	+23%
NGLs (Per Bbl)	40.86	29.71	+38%	35.76	27.52	+30%

Oil, Gas and NGLs (Per Boe) [1]	40.12	28.74	+40%	35.02	28.43	+23%

Revenues ($ in millions)
Oil	$107	$83	+28%	$268	$236	+14%
Gas	465	352	+32%	1,240	1,049	+18%
NGLs	53	37	+43%	138	98	+41%

Combined	$625	$472	+32%	$1,646	$1,383	+19%

	International
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change [2]	2005	2004	Change [2]
Production
Oil (MMBbls)	6	8	-26%	20	25	-19%
Gas (Bcf)	2	2	+23%	7	7	+7%
NGLs (MMBbls)	—	—	+4%	—	—	+4%

Oil, Gas and NGLs (MMBoe)[1]	7	8	-23%	22	26	-18%

Average Prices
Oil (Per Bbl)	$45.62	$29.63	+54%	$40.72	$28.56	+43%
Gas (Per Mcf)	4.65	4.73	-2%	4.18	3.37	+24%
NGLs (Per Bbl)	21.07	21.11	—	23.36	21.12	+11%

Oil, Gas and NGLs (Per Boe) [1]	44.20	29.50	+50%	39.60	28.11	+41%

Revenues ($ in millions)
Oil	$277	$241	+15%	$812	$702	+16%
Gas	11	9	+21%	32	24	+32%
NGLs	2	2	+4%	6	5	+15%

Combined	$290	$252	+15%	$850	$731	+16%

[1]	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

[2]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
     The average sales prices per unit of production shown in the preceding tables include the effect of Devon’s hedging activities. Following is a comparison of Devon’s average sales prices with and without the effect of hedges for the three-month and nine-month periods ended September 30, 2005 and 2004.

	With Hedges		Without Hedges
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Oil (per Bbl)	$43.45	$29.19	$56.51	$39.06
Gas (per Mcf)	$7.13	$5.17	$7.25	$5.23
NGLs (per Bbl)	$32.23	$24.36	$32.23	$24.36
Oil, Gas and NGLs (per Boe)	$41.81	$29.78	$45.82	$33.04

	With Hedges		Without Hedges
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Oil (per Bbl)	$38.10	$28.32	$47.83	$34.64
Gas (per Mcf)	$6.23	$5.17	$6.32	$5.22
NGLs (per Bbl)	$27.48	$21.72	$27.48	$21.72
Oil, Gas and NGLs (per Boe)	$36.55	$29.72	$39.73	$31.45

     Oil Revenues. Oil revenues increased $84 million in the third quarter of 2005. Oil revenues increased $211 million due to a $14.26 per barrel increase in Devon’s realized average price of oil. A decrease in the third quarter 2005 production of 4 million barrels caused oil revenues to decrease by $127 million. Production lost from the 2005 property divestitures accounted for 2 million barrels of the decrease. Devon also suspended certain domestic oil production in the third quarters of 2005 and 2004 due to the effects of Hurricanes Katrina, Rita, Dennis and Ivan. The 2005 quarter over 2004 quarter impact accounted for 1 million barrels of deferred oil production. The remainder of the decrease is due to certain international properties for which we are receiving fewer volumes after recovering our costs under the production sharing contracts partially offset by new drilling and development.
     Oil revenues increased $229 million in the first nine months of 2005. Oil revenues increased $490 million due to a $9.78 per barrel increase in Devon’s realized average price of oil. A decrease in production of 9 million barrels caused oil revenues to decrease by $261 million. Production lost from the 2005 property divestitures caused a decrease of 5 million barrels. Suspended domestic oil production due to the effects of Hurricanes Katrina, Rita, Dennis and Ivan was 1 million barrels greater in 2005. In addition, production decreased due to certain international properties for which we are receiving fewer volumes after recovering our costs under the production sharing contracts.
     Gas Revenues. Gas revenues increased $319 million in the third quarter of 2005. Gas revenues increased $403 million due to a $1.96 per Mcf increase in Devon’s realized average price of gas. A decrease in production of 17 Bcf caused gas revenues to decrease by $84 million. Production lost from the 2005 property divestitures caused a decrease of 29 Bcf. Devon also suspended certain domestic gas production in the third quarters of 2005 and 2004, respectively, due to the effects of Hurricanes Katrina, Rita, Dennis and Ivan. The quarter over quarter impact accounted for 5 Bcf of deferred production. These decreases were partially offset by new drilling and development and increased performance in U.S. offshore and onshore properties.
     Gas revenues increased $463 million in the first nine months of 2005. Gas revenues increased $665 million due to a $1.06 per Mcf increase in Devon’s realized average price of gas. A decrease in production of 40 Bcf caused gas revenues to decrease by $202 million. Production lost from the 2005 property divestitures caused a decrease of 62 Bcf. Suspended domestic gas production due to the effects of Hurricanes Katrina, Rita, Dennis and Ivan was 5 Bcf greater in 2005. These decreases were partially offset by production increases resulting from new drilling and development in U.S. offshore and onshore properties.
     NGL Revenues. NGL revenues increased $37 million in the third quarter of 2005. A $7.87 per barrel increase in Devon’s realized average NGL price in the third quarter of 2005 increased NGL revenues by $46 million. A slight decrease in production due to 2005 property divestitures and the effects of Hurricanes Katrina, Rita and Dennis caused NGL revenues to decrease by $9 million.
     NGL revenues increased $99 million in the first nine months of 2005. A $5.76 per barrel increase in Devon’s realized average NGL price in the first nine months of 2005 increased NGL revenues by $103 million. A slight decrease in production due to 2005 property divestitures and the effects of Hurricanes Katrina, Rita and Dennis caused NGL revenues to decrease by $4 million.
     Marketing and Midstream Revenues. Marketing and midstream revenues decreased $3 million in the third quarter of 2005. Revenues decreased $110 million due to the sale of certain assets in 2004 and 2005. Also, revenues decreased $35 million due to lower NGL marketed volumes resulting from the effects of Hurricane Rita. These decreases were partially offset by a $30 million increase due to higher third-party volumes and a $112 million increase due to higher natural gas and NGL prices.
     Marketing and midstream revenues increased $8 million in the first nine months of 2005. Revenues increased $230 million due to higher natural gas and NGL prices and $87 million due to higher gas pipeline volumes. These increases were partially offset by a $35 million decrease caused by lower NGL marketed volumes due to Hurricane Rita and the $274 million decrease in revenues caused by the sale of certain assets in 2004 and 2005.
     Oil, Gas and NGL Production and Operating Expenses. The components of oil, gas and NGL production and operating expenses are set forth in the following tables.

	Total
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change [1]	2005	2004	Change [1]
Expenses ($ in millions)
Lease operating expenses	$319	$323	-1%	$1,005	$939	+7%
Production taxes	81	48	+67%	234	182	+29%

Total production and operating expenses	$400	$371	+8%	$1,239	$1,121	+11%

Expenses Per Boe
Lease operating expenses	$5.80	$5.17	+12%	$5.82	$4.98	+17%
Production taxes	1.48	0.78	+90%	1.36	0.96	+42%

Total production and operating expenses	$7.28	$5.95	+22%	$7.18	$5.94	+21%

[1]	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
     Lease operating expenses decreased $4 million in the third quarter of 2005. Lease operating costs decreased $54 million due to properties that were sold in 2005. The decrease was partially offset by increases in well workover expenses, ad valorem taxes, power, fuel and repairs and maintenance costs. With the continuing strength of commodity prices, workovers and repairs and maintenance costs have been performed to either maintain or improve production volumes. The higher commodity prices also resulted in increased power and fuel costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from third quarter 2004 to third quarter 2005, resulted in a $9 million increase in costs.
     Lease operating expenses increased $66 million in the first nine months of 2005. The increase in lease operating expenses was primarily due to an increase in well workover expenses, ad valorem taxes, power, fuel and repairs and maintenance costs. Additionally, changes in the Canadian-to-U.S. dollar exchange rate, from the first nine months of 2004 to the first nine months of 2005, resulted in a $26 million increase in costs. Partially offsetting these increases was a decrease of $90 million for lease operating expenses related to properties that were sold in 2005.
     The increase in lease operating expenses per Boe for the third quarter of 2005 and the first nine months of 2005 is primarily related to increased power, fuel and repairs and maintenance costs, as well as changes in the Canadian-to-U.S. dollar exchange rate.
     Production taxes increased $33 million in third quarter of 2005 and $52 million in the first nine months of 2005. Production taxes increased generally due to higher oil, gas and NGL revenues, as well as higher Russian export tax rates. The third quarter increase also resulted from an $18 million adjustment recognized in the third quarter of 2004, but related to prior periods, for severance tax rate reductions on wells in the Barnett Shale.

     Marketing and Midstream Operating Costs and Expenses. Marketing and midstream operating costs and expenses decreased $25 million in the third quarter of 2005. The sale of certain assets in 2004 and 2005 caused costs and expenses to decrease $96 million. Also, costs and expenses decreased $32 million due to lower NGL marketed volumes resulting from the effects of Hurricane Rita. These decreases were partially offset by a $26 million increase due to higher third-party volumes and a $77 million increase primarily due to higher natural gas and NGL purchase prices.
     Marketing and midstream operating costs and expenses decreased $28 million in the first nine months of 2005. The sale of certain assets in 2004 and 2005 caused costs and expenses to decrease $243 million. Also, Hurricane Rita caused a $32 million decrease due to lower NGL marketed volumes. These decreases were partially offset by a $165 million increase due to higher natural gas and NGL purchase prices and a $82 million increase due to higher gas pipeline volumes.
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
     Oil and gas property DD&A decreased $39 million in the third quarter of 2005. DD&A decreased $63 million due to a 12% decrease in the combined oil, gas and NGL production in the third quarter of 2005. This decrease was partially offset by an increase in the combined U.S., Canadian and international DD&A rate from $8.53 per Boe in the third quarter of 2004 to $8.96 per Boe in the third quarter of 2005 which caused oil and gas property DD&A to increase by $24 million. Changes in the Canadian-to-U.S. dollar exchange rate and rising costs in 2004 were the primary factors contributing to the DD&A rate increase. These and other factors caused the rate to increase to $8.95 in the fourth quarter of 2004 compared to the third quarter 2004 rate of $8.53.
     Oil and gas property DD&A decreased $59 million in the first nine months of 2005. DD&A decreased $134 million due to an 8% decrease in the combined oil, gas and NGL production in the first nine months of 2005. This decrease was partially offset by an increase in the combined U.S., Canadian and international DD&A rate from $8.41 per Boe in the first nine months of 2004 to $8.85 per Boe in the first nine months of 2005 which caused oil and gas property DD&A to increase by $75 million. Changes in the Canadian-to-U.S. dollar exchange rate and rising costs in 2004 were the primary factors contributing to the DD&A rate increase.
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In millions)
Gross G&A	$140	$124	$420	$400
Capitalized G&A	(44)	(40)	(135)	(125)
Reimbursed G&A	(26)	(25)	(79)	(69)

Net G&A	$70	$59	$206	$206

     Gross G&A increased $16 million in the third quarter of 2005 and $20 million in the first nine months of 2005 compared to the same periods of 2004. Increases in compensation and benefits were the primary causes of the increases for both the third quarter and the nine-month periods. Also, changes in the Canadian-to-U.S. dollar exchange rate, from the first nine months of 2004 to the same period of 2005, resulted in an $8 million increase in costs.
     Capitalized G&A increased $4 million and $10 million in the third quarter and first nine months of 2005, respectively, due to increases in capitalizable salaries and benefits. The $1 million and $10 million increases in reimbursed G&A during the third quarter and first nine months of 2005, respectively, are primarily related to an increase in reimbursement rates.
     Interest Expense. The following schedule includes the components of interest expense for the third quarter and first nine months of 2005 and 2004.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In millions)
Interest based on debt outstanding	$126	$124	$391	$384
Amortization of discounts/premiums	1	1	2	1
Facility and agency fees	1	—	2	1
Amortization of capitalized loan costs	—	1	6	22
Capitalized interest	(16)	(18)	(53)	(52)
Loss on extinguishment of debt	51	—	76	—
Other	1	1	4	5

Total interest expense	$164	$109	$428	$361

     The average debt balance decreased from $7.9 billion in the third quarter of 2004 to $7.2 billion in the 2005 quarter due to debt repayments during 2004 and 2005. This decrease in debt outstanding caused interest expense to decrease $12 million. This decrease in interest expense was offset by a $14 million increase due to higher floating rates in 2005. The average interest rate on outstanding debt increased from 6.2% in the third quarter of 2004 to 6.9% in the third quarter of 2005.
     Other items included in interest expense that are not related to the debt balance outstanding were $53 million higher in the third quarter of 2005. Of this increase, $51 million related to the premium incurred for the early redemption of the $400 million 6.75% notes due March 15, 2011.
     The average debt balance decreased from $8.3 billion in the first nine months of 2004 to $7.7 billion in the first nine months of 2005 due to debt repayments during 2004 and 2005. This decrease in debt outstanding caused interest expense to decrease $28 million. This decrease in interest expense was offset by a $35 million increase due to higher floating rates in 2005. The average interest rate on outstanding debt increased from 6.2% in the first nine months of 2004 to 6.8% in the first nine months of 2005.

     Other items included in interest expense that are not related to the debt balance outstanding were $60 million higher in the first nine months of 2005. Of this increase, $51 million related to the early retirement premium for the redemption of the $400 million 6.75% notes and $25 million related to the loss on the early redemption of the zero coupon convertible senior debentures. In conjunction with the early redemption of the senior debentures, Devon also expensed $5 million in remaining unamortized issuance costs. This was partially offset by $16 million in expenses related to the early repayment of the outstanding balance under the $3 billion term loan credit facility in which Devon expensed the remaining unamortized issuance costs in the second quarter of 2004.
     Effects of Changes in Foreign Currency Exchange Rates. Devon’s Canadian subsidiary had $400 million 6.75% senior notes which were denominated in U.S. dollars. Changes in the exchange rate between the U.S. dollar and the Canadian dollar while the notes were outstanding increased or decreased the expected amount of Canadian dollars eventually required to repay the notes. In addition, Devon’s Canadian subsidiary has cash and other working capital amounts denominated in U.S. dollars which also fluctuate in value with changes in the exchange rate. Such changes in the Canadian dollar equivalent balance of the debt and working capital balances are required to be included in determining net earnings for the period in which the exchange rate changes.
     The changes in the Canadian-to-U.S. dollar exchange rate from $0.8308 at December 31, 2004 and $0.8159 at June 30, 2005 to $0.8503 at the redemption date of the Canadian senior notes and $0.8613 at September 30, 2005 resulted in gains of $15 million and $9 million in the third quarter and the first nine months of 2005, respectively. Also in 2005, our Canadian subsidiary purchased U.S. dollars related to our repatriation of $535 million of earnings from our Canadian operation to the U.S. As a result of a decrease in the Canadian-to-U.S. dollar exchange rate while these U.S. dollars were held, we recognized a $7 million loss in 2005. The changes in the Canadian-to-U.S. dollar exchange rate from $0.7738 at December 31, 2003 and $0.7460 at June 30, 2004 to $0.7912 at September 30, 2004 resulted in gains of $21 million and $5 million in the third quarter and first nine months of 2004, respectively.
     Changes in Fair Value of Derivative Financial Instruments. The loss associated with the change in fair value of derivative financial instruments increased $87 million in the third quarter of 2005 and increased $114 million in the first nine months of 2005. Changes in the fair value of the option embedded in the debentures exchangeable into shares of Chevron Corporation common stock increased $43 million and $68 million in the third quarter and the first nine months of 2005, respectively. Also, during the third quarter of 2005, Devon recognized a $45 million loss on certain oil derivative financial instruments that no longer qualify for hedge accounting because the hedged production exceeded actual and projected production under these contracts. The lower than expected production was caused primarily by hurricanes that affected offshore production in the Gulf of Mexico.
     Other Income, net. The following schedule includes the components of other income for the three and nine months periods ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In millions)
Interest and dividend income	$22	$12	$73	$31
Net (loss) gain on sales of non-oil and gas property and equipment	(5)	—	145	4
Gain (loss) on early settlement of derivative financial instruments	7	—	(48)	—
Other	3	5	9	19

Other income, net	$27	$17	$179	$54

     The increases in interest and dividend income in the third quarter and first nine months of 2005 were primarily due to an increase in cash and short-term investment balances and higher interest rates.
     The increase in the net gain on sales of non-oil and gas property and equipment in the first nine months of 2005 is related to the sale of certain midstream assets in January 2005.
     The loss on derivative financial instruments in the first nine months of 2005 related to commodity hedges and interest rate swaps that no longer qualified for hedge accounting and were settled prior to the end of their original term. These commodity hedges related to 5,000 barrels per day of U.S. oil production and 3,000 barrels per day of Canadian oil production from properties sold as part of our property divestiture program. The early settlement of the interest rate swaps in 2005 related to the fixed-to-floating interest rate swaps that were settled in conjunction with the early redemption of the $400 million 6.75% senior notes in September 2005.
     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rates that are expected for the entire fiscal year from Devon’s applicable tax jurisdictions. The estimated effective tax rate was 35% in the third quarter of 2005 and 37% in the third quarter of 2004. The estimated effective tax rate was 36% in the first nine months of both 2005 and 2004.
     The first half of 2005 rate was higher than the statutory federal tax rate primarily due to the $28 million tax effect of the repatriation of $535 million of earnings from our Canadian operations. Excluding the effect of the repatriation, the effective tax rate was 35%.
Capital Expenditures and Liquidity
     The following discussion of liquidity and capital resources should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.
Sources and Uses of Cash

	Nine Months Ended
	September 30,
	2005	2004
	(In millions)
Cash provided by (used in):
Operating activities	$3,652	$3,692
Investing activities	(597)	(2,632)
Financing activities	(3,145)	(832)
Effect of exchange rate changes	33	10

Net (decrease) increase in cash and cash equivalents	$(57)	$238

Cash and cash equivalents at end of period	$1,095	$1,170

Short-term investments at end of period	$791	$591

Cash Flows from Operating Activities
     Net cash provided by operating activities (“operating cash flow”) continued to be a primary source of capital and liquidity in the first nine months of 2005. Operating cash flow remained constant at $3.7 billion in the first nine months of 2005 compared to the first nine months of 2004. Although net earnings increased $447 million from 2004 to 2005, cash paid for taxes increased $566 million between the two periods. Also, 2005 operating cash flow includes $75 million for the payment of interest related to the redemption of the zero coupon convertible debentures in the second quarter of 2005. This $75 million equals the amount of interest accrued on these debentures since their issuance in June 2000.

Cash Flows from Investing Activities
     Net cash used in investing activities was $597 million in the first nine months of 2005 compared to net cash used of $2.6 billion in the first nine months of 2004. The decrease in net cash used in investing activities was primarily related to an increase in proceeds from the sale of property and equipment partially offset by an increase in capital expenditures.
     Capital expenditures in the first nine months of 2005 were $2.9 billion. This total includes $2.8 billion for the acquisition, drilling or development of oil and gas properties. These amounts compare to capital expenditures of $2.4 billion in the first nine months of 2004 which included $2.3 billion for the acquisition, drilling or development of oil and gas properties.
     Proceeds from sales of property and equipment, net of all purchase price adjustments, were $2.2 billion and $20 million in the first nine months of 2005 and first nine months of 2004, respectively. The increase in proceeds was due to the sale of oil and gas properties in conjunction with the divestiture program announced on September 27, 2004, as well as certain non-core midstream assets.
Cash Flows from Financing Activities
     Net cash used in financing activities during the first nine months of 2005 was $3.1 billion compared to $832 million in the first nine months of 2004. The increase in cash used in financing activities from 2004 to 2005 was primarily related to repurchases of common stock in 2005. In conjunction with the stock buyback program announced September 27, 2004, Devon repurchased during the first nine months of 2005 approximately 44.6 million shares at a total cost of $2.1 billion, or $47.69 per share. On August 2, 2005, Devon completed its repurchase of the planned 10 percent of its common stock, or approximately 50 million shares, under this stock buyback program at a total cost of $2.3 billion, or $46.69 per share.
     During the first nine months of 2005, Devon paid $1.0 billion to redeem the zero coupon convertible debentures and the $400 million 6.75% notes due in March 2011 before their scheduled maturities, and to retire the $125 million 7.625% notes and the $143 million ($175 million Canadian) 7.25% senior notes upon their scheduled maturities in July 2005. During the first nine months of 2004, Devon paid $972 million to retire the $211 million 6.75% notes due February 15, 2004, the $125 million 8.05% notes due June 15, 2004 and the remaining balance outstanding on the $3 billion term loan credit facility.
     Devon received $117 million and $220 million from shares issued for stock options exercised during 2005 and 2004, respectively.
     Devon’s common stock dividends were $103 million and $73 million in the first nine months of 2005 and 2004, respectively. Devon also paid $7 million of preferred stock dividends in the first nine months of 2005 and 2004. The increase in common stock dividends from 2004 to 2005 was primarily related to a 50% increase in the quarterly dividend rate which was partially offset by a decrease in the number of shares outstanding. In 2005, Devon increased its quarterly dividend rate from $0.05 per share to $0.075 per share. The decrease in shares outstanding was primarily related to share repurchases partially offset by shares issued for stock option exercises.
Liquidity
     At September 30, 2005, Devon’s unrestricted cash and cash equivalents and short-term investments totaled $1.9 billion. During the first nine months of 2005 and 2004, such balances decreased $233 million and increased $488 million, respectively.

     Historically, Devon’s primary source of capital and liquidity has been operating cash flow. Additionally, we maintain a revolving line of credit and a commercial paper program which can be accessed as needed to supplement operating cash flow. Other available sources of capital and liquidity include the issuance of equity securities and long-term debt. Another major source of liquidity in 2005 relates to proceeds from Devon’s divestitures of certain non-core oil and gas properties that were completed in the third quarter of 2005. After-tax sale proceeds, net of all purchase price adjustments, from the divestiture program are approximately $1.8 billion.
     We expect the combination of these sources of capital will be more than adequate to fund future capital expenditures, our common stock buyback program, debt repayments and other contractual commitments.
     Furthermore, we expect no material impact on our liquidity as a result of the effects of hurricanes on our operations. Devon maintains a comprehensive insurance program that includes coverage for physical damage to its offshore facilities caused by hurricanes. Its insurance program also includes substantial business interruption coverage which Devon expects to utilize to recover costs associated with the suspended production. Under the terms of the insurance program, Devon is entitled to be reimbursed for the portion of production suspended longer than forty-five days, subject to upper limits to oil and natural gas prices. Also, the terms of the insurance include a standard, per-event deductible of $1 million for offshore losses as well as a $15 million aggregate annual deductible. Devon expects its insurance claims will exceed these deductible amounts. However, based on current estimates of physical damage and the anticipated length of time Devon will have its production suspended, Devon expects its policy limits will be sufficient to cover all costs beyond these deductible amounts.
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
     To mitigate some of the risk inherent in oil and natural gas prices, Devon has utilized price collars to set minimum and maximum prices on a portion of its production. Additionally, we have entered into various financial price swap contracts and fixed-price physical delivery contracts to fix the price to be received for a portion of future oil and natural gas production. The table below provides the volumes associated with these various arrangements as of September 30, 2005.

		Price	Fixed-Price
	Price	Swap	Physical
	Collars	Contracts	Delivery Contracts	Total
Oil production (MMBbls)
2005 (last three months of the year)	4	2	—	6
Natural gas production (Bcf)
2005 (last three months of the year)	3	1	5	9
2006	—	—	18	18
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
     As of September 30, 2005, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of September 30, 2005, net of $259 million of outstanding letters of credit, was approximately $1.2 billion.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in Devon’s consolidated financial statements. Per the agreement, total funded debt excludes the debentures that are exchangeable into shares of Chevron Corporation common stock. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling property impairments or goodwill impairments. As of September 30, 2005, Devon’s ratio as calculated pursuant to this covenant was 29.2%.
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
     We also have access to short-term credit under our commercial paper program. Total borrowings under the commercial paper program may not exceed $725 million. Also, any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between seven to 90 days, although it can have a maturity of up to 365 days. We had no commercial paper debt outstanding at September 30, 2005.

Common Stock Buyback Programs
     On August 3, 2005, Devon announced that it completed the 50 million stock repurchase program authorized in 2004. Also on August 3, 2005, Devon announced that its board of directors had authorized the repurchase of up to an additional 50 million shares of its common stock. This stock repurchase program is planned to extend through 2007. Shares may be purchased from time to time depending upon market conditions. Devon plans to repurchase shares in the open market and in privately negotiated transactions. As of November 2, 2005, Devon had repurchased 2.2 million shares under the new program for $132 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Devon’s 2004 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon’s potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of September 30, 2005, there have been no material changes in Devon’s market risk exposure except as discussed below regarding commodity price risk.
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
     Devon’s total hedged positions on future production as of September 30, 2005 are set forth in the following tables.
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
Oil Production

			Months of
Area	Bbls/Day	Price/Bbl	Production
United States Offshore	8,000	$27.14	Oct - Dec
Canada	3,000	$27.13	Oct - Dec
International	6,000	$25.88	Oct - Dec
Gas Production

			Months of
Area	Mcf/Day	Price/Mcf	Production
United States Onshore	7,285	$3.40	Oct - Dec
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
     To simplify presentation, our costless collars as of September 30, 2005 have been aggregated in the following tables according to similar floor prices and similar ceiling prices. The floor and ceiling prices shown are weighted averages of the various collars in each aggregated group.
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
Oil Production

		Weighted Average
		Floor	Ceiling
		Price Per	Price Per	Months of
Area	Bbls/Day	Bbl	Bbl	Production
United States Offshore	17,000	$22.00	$27.62	Oct - Dec
Canada	15,000	$22.00	$28.28	Oct - Dec
International	15,000	$23.50	$29.61	Oct - Dec
Gas Production

Weighted Average
		Floor	Ceiling
		Price Per	Price Per	Months of
Area	MMBtu/Day	MMBtu	MMBtu	Production
United States Offshore	40,000	$3.50	$7.50	Oct - Dec
     Devon uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of its commodity hedging instruments. At September 30, 2005, a 10% increase in the underlying commodity prices would have increased the net liabilities recorded for Devon’s commodity hedging instruments by $33 million.
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
     Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2005 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in Devon’s internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     As previously disclosed by Devon, the SEC has been conducting an inquiry into payments made to the government of Equatorial Guinea, and to officials and persons affiliated with officials of the government of Equatorial Guinea. On August 9, 2005, Devon received a subpoena issued by the SEC pursuant to a formal order of investigation. Devon has cooperated fully with the SEC’s previous requests for information in this inquiry and plans to continue to work with the SEC in connection with its formal investigation.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table sets forth information with respect to repurchases by Devon of its shares of common stock during the third quarter of 2005.

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May Yet Be
	of Shares	Paid per	Part of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs (1)
July	9,249,400	$54.14	9,249,400	1,516,000
August	1,163,400	$57.21	1,163,400	—
September	—		—	—

Total	10,412,800	$54.49	10,412,800

(1)	On September 27, 2004, Devon announced its plan to repurchase up to 50 million shares of its common shares. All repurchases under the program, which totaled 49,647,400 shares, were completed on August 2, 2005.

On August 3, 2005, Devon announced that its board of directors had authorized the repurchase of up to an additional 50 million shares of its common stock. This stock repurchase program is planned to extend through 2007. No shares were repurchased under this plan during the third quarter of 2005.
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

DEVON ENERGY CORPORATION

Date: November 3, 2005	/s/ Danny J. Heatly

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