Form 10-Q
period 2007-03-31
DEVON ENERGY CORP/DE
filed 2007-05-03
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of Registrant’s common stock, par value $0.10, as of March 31, 2007, was 444,814,000.

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

PART I. Financial Information
Item 1. Financial Statements
DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$615	692
Short-term investments, at fair value	275	574
Accounts receivable	1,361	1,324
Deferred income taxes	66	102
Current assets held for sale	252	232
Other current assets	167	288

Total current assets	2,736	3,212

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,276 and $3,293 excluded from amortization in 2007 and 2006, respectively)	41,536	39,585
Less accumulated depreciation, depletion and amortization	17,128	16,429

	24,408	23,156
Investment in Chevron Corporation common stock, at fair value	1,049	1,043
Goodwill	5,741	5,706
Assets held for sale	1,680	1,619
Other assets	364	327

Total assets	$35,978	35,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,236	1,154
Revenues and royalties due to others	476	522
Income taxes payable	192	82
Short-term debt	1,857	2,205
Accrued interest payable	81	114
Current portion of asset retirement obligation, at fair value	55	53
Current liabilities associated with assets held for sale	222	173
Accrued expenses and other current liabilities	321	342

Total current liabilities	4,440	4,645

Debentures exchangeable into shares of Chevron Corporation common stock	732	727
Other long-term debt	4,839	4,841
Financial instruments, at fair value	309	302
Asset retirement obligation, at fair value	1,152	804
Liabilities associated with assets held for sale	450	429
Other liabilities	630	583
Deferred income taxes	5,270	5,290
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value. Authorized 800,000,000 shares; issued 444,814,000 in 2007 and 444,040,000 in 2006	44	44
Additional paid-in capital	6,897	6,840
Retained earnings	10,055	9,114
Accumulated other comprehensive income	1,159	1,444
Treasury stock, at cost: 11,000 shares in 2006	—	(1)

Total stockholders’ equity	18,156	17,442

Commitments and contingencies (Note 6)
Total liabilities and stockholders’ equity	$35,978	35,063

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In millions, except per share
	amounts)
Revenues:
Oil sales	$691	508
Gas sales	1,226	1,358
NGL sales	177	176
Marketing and midstream revenues	379	458

Total revenues	2,473	2,500

Expenses and other income, net:
Lease operating expenses	430	331
Production taxes	80	83
Marketing and midstream operating costs and expenses	270	338
Depreciation, depletion and amortization of oil and gas properties	587	443
Depreciation and amortization of non-oil and gas properties	46	41
Accretion of asset retirement obligation	18	10
General and administrative expenses	119	90
Interest expense	110	101
Change in fair value of financial instruments	1	12
Other income, net	(26)	(29)

Total expenses and other income, net	1,635	1,420
Earnings from continuing operations before income tax expense	838	1,080
Income tax expense:
Current	189	224
Deferred	75	140

Total income tax expense	264	364

Earnings from continuing operations	574	716
Discontinued operations:
Earnings from discontinued operations before income tax expense	137	47
Income tax expense	60	63

Earnings (loss) from discontinued operations	77	(16)

Net earnings	651	700
Preferred stock dividends	2	2

Net earnings applicable to common stockholders	$649	698

Basic net earnings per share:
Earnings from continuing operations	$1.29	1.61
Earnings (loss) from discontinued operations	0.17	(0.03)

Net earnings	$1.46	1.58

Diluted net earnings per share:
Earnings from continuing operations	$1.27	1.59
Earnings (loss) from discontinued operations	0.17	(0.03)

Net earnings	$1.44	1.56

Weighted average common shares outstanding:
Basic	444	442

Diluted	450	449

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In millions)
Net earnings	$651	700
Foreign currency translation:
Change in cumulative translation adjustment	83	(9)
Income taxes	(6)	1

Total	77	(8)

Derivative financial instruments — reclassification adjustment for realized gains included in net earnings	(1)	(1)

Pension and postretirement benefit plans:
Recognition of net actuarial loss in net earnings	4	—
Income taxes	(1)	—

Total	3	—

Investment in Chevron Corporation common stock (Note 1):
Unrealized holding gain	—	17
Income taxes	—	(6)

Total	—	11

Other comprehensive income, net of tax	79	2

Comprehensive income	$730	702

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity
	(Unaudited)
	(In millions)
Three Months Ended March 31, 2007
Balance as of December 31, 2006	$1	444	$44	6,840	9,114	1,444	(1)	17,442
Adoption of FASB Statement No. 159 (Note 1)	—	—	—	—	364	(364)	—	—
Adoption of FASB Interpretation No. 48 (Note 1)	—	—	—	—	(10)	—	—	(10)
Net earnings	—	—	—	—	651	—	—	651
Other comprehensive income	—	—	—	—	—	79	—	79
Stock option exercises	—	1	—	23	—	—	—	23
Common stock retired	—	—	—	(1)	—	—	1	—
Common stock dividends	—	—	—	—	(62)	—	—	(62)
Preferred stock dividends	—	—	—	—	(2)	—	—	(2)
Share-based compensation	—	—	—	30	—	—	—	30
Excess tax benefits on share-based compensation	—	—	—	5	—	—	—	5

Balance as of March 31, 2007	$1	445	$44	6,897	10,055	1,159	—	18,156

Three Months Ended March 31, 2006
Balance as of December 31, 2005	$1	443	$44	6,928	6,477	1,414	(2)	14,862
Net earnings	—	—	—	—	700	—	—	700
Other comprehensive income	—	—	—	—	—	2	—	2
Stock option exercises	—	1	—	19	—	—	—	19
Restricted stock grants, net of cancellations	—	—	—	1	—	—	(1)	—
Common stock repurchased	—	(4)	—	—	—	—	(253)	(253)
Common stock retired	—	—	—	(238)	—	—	238	—
Common stock dividends	—	—	—	—	(49)	—	—	(49)
Preferred stock dividends	—	—	—	—	(2)	—	—	(2)
Share-based compensation	—	—	—	19	—	—	—	19
Excess tax benefits on share-based compensation	—	—	—	4	—	—	—	4

Balance as of March 31, 2006	$1	440	$44	6,733	7,126	1,416	(18)	15,302

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In Millions)
Cash flows from operating activities:
Net earnings	$651	700
(Earnings) loss from discontinued operations, net of tax	(77)	16
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	633	484
Deferred income tax expense	75	140
Net gain on sales of non-oil and gas property and equipment	—	(5)
Other noncash charges	75	39
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(29)	241
Other current assets	(10)	(10)
Long-term other assets	(25)	4
Increase (decrease) in:
Accounts payable	20	(162)
Income taxes payable	207	80
Other current liabilities	(118)	(160)
Long-term other liabilities	(2)	(6)

Cash provided by operating activities — continuing operations	1,400	1,361
Cash provided by operating activities — discontinued operations	117	161

Net cash provided by operating activities	1,517	1,522

Cash flows from investing activities:
Proceeds from sales of property and equipment	25	19
Capital expenditures	(1,484)	(1,249)
Purchases of short-term investments	(424)	(495)
Sales of short-term investments	723	441

Cash used in investing activities — continuing operations	(1,160)	(1,284)
Cash used in investing activities — discontinued operations	(53)	(68)

Net cash used in investing activities	(1,213)	(1,352)

Cash flows from financing activities:
Net commercial paper repayments, net of issuance costs	(348)	—
Debt repayments, including current maturities	—	(3)
Proceeds from stock option exercises	23	20
Repurchases of common stock	—	(253)
Excess tax benefits related to share-based compensation	5	4
Dividends paid on common stock	(62)	(49)
Dividends paid on preferred stock	(2)	(2)

Net cash used in financing activities	(384)	(283)

Effect of exchange rate changes on cash	2	1

Net decrease in cash and cash equivalents	(78)	(112)
Cash and cash equivalents at beginning of period (including cash related to assets held for sale)	756	1,606

Cash and cash equivalents at end of period (including cash related to assets held for sale)	$678	1,494

Supplementary cash flow data:
Interest paid	$162	159
Income taxes (received) paid	$(24)	160
See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements and notes thereto of Devon Energy Corporation (“Devon”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon’s 2006 Annual Report on Form 10-K.
     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 2007, and the results of their operations and their cash flows for the three-month periods ended March 31, 2007 and 2006.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
Net Earnings Per Common Share
     The following table reconciles earnings from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month periods ended March 31, 2007 and 2006.

	Net
	Earnings	Weighted
	Applicable to	Average	Net
	Common	Common Shares	Earnings
	Stockholders	Outstanding	per Share
	(In millions, except per share amounts)
Three Months Ended March 31, 2007:
Earnings from continuing operations	$574
Less preferred stock dividends	(2)

Basic earnings per share	572	444	$1.29
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	6

Diluted earnings per share	$572	450	$1.27

Three Months Ended March 31, 2006:
Earnings from continuing operations	$716
Less preferred stock dividends	(2)

Basic earnings per share	714	442	$1.61
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	7

Diluted earnings per share	$714	449	$1.59

     Certain options to purchase shares of Devon’s common stock were excluded from the dilution calculations because the options were antidilutive. During the first quarter of 2007 and 2006, 4.2 million shares and 2.6 million shares, respectively, were excluded from the diluted earnings per share calculations.
Short-term Investments and Other Marketable Securities – Change in Accounting Principle
     Devon owns approximately 14.2 million shares of Chevron Corporation (“Chevron”) common stock. These shares are held in connection with debt owed by Devon that contains an exchange option. This exchange option allows the debt holders, prior to the debt’s maturity, to exchange the debt for the shares of Chevron common stock owned by Devon.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The shares of Chevron common stock and the exchange option embedded in the debt have always been recorded on Devon’s balance sheet at fair value. However, pursuant to accounting rules prior to January 1, 2007, only the change in fair value of the embedded option has historically been included in Devon’s results of operations. Conversely, the change in fair value of the Chevron common stock has not been included in Devon’s results of operations, but instead has been recorded directly to stockholders’ equity as part of “accumulated other comprehensive income.”
     Effective January 1, 2007, Devon adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. Statement No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. Devon chose to apply the provisions of Statement No. 159 to its shares of Chevron common stock. Accordingly, beginning with the first quarter of 2007, the change in fair value of the Chevron common stock owned by Devon, along with the change in fair value of the related exchange option, will both be included in Devon’s results of operations.
     In the first quarter of 2007, the change in fair value of financial instruments caption on Devon’s statements of operations includes an unrealized gain of $6 million related to the Chevron common stock, and an unrealized loss of $8 million related to the embedded option. In the first quarter of 2006, prior to adopting Statement No. 159, an unrealized loss of $14 million related to the change in fair value of the embedded option was included in the change in fair value of financial instruments caption on Devon’s statements of operations.
     As of December 31, 2006, $364 million of after-tax unrealized gains related to Devon’s investment in the Chevron common stock was included in accumulated other comprehensive income. This is the amount of unrealized gains that, prior to Devon’s adoption of Statement No. 159, had not been recorded in Devon’s historical results of operations. Upon the adoption of Statement No. 159 as of January 1, 2007, this $364 million of unrealized gains was reclassified on Devon’s balance sheet from accumulated other comprehensive income to retained earnings.
     In conjunction with the adoption of Statement No. 159, Devon also adopted on January 1, 2007 Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Statement No. 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The adoption of Statement No. 157 had no impact on Devon’s financial statements, but it did result in additional required disclosures as set forth in Note 7.
Income Taxes — Change in Accounting Principle
     Devon and its subsidiaries are subject to current income taxes assessed by the federal and various state jurisdictions in the United States and other foreign jurisdictions. In addition, Devon accounts for deferred income taxes related to these jurisdictions using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     At March 31, 2007, undistributed earnings of foreign subsidiaries included in continuing operations were determined to be permanently reinvested. Therefore, no U.S. deferred income taxes were provided on such amounts at March 31, 2007. If it becomes apparent that some or all of the undistributed earnings will be distributed, Devon would then record taxes on those earnings.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in accrued expenses and other current liabilities. Interest and penalties related to unrecognized tax benefits are included in income tax expense.
     On January 1, 2007, Devon adopted Interpretation No. 48 and recorded a $10 million reduction to the January 1, 2007 balance of retained earnings related to unrecognized tax benefits. The $10 million includes $8 million for related interest and penalties. An additional $2 million of liabilities were recorded with a corresponding increase to goodwill.
     As a result of the adoption of Interpretation No. 48, certain liabilities included in income taxes payable and deferred income taxes were reclassified to other current and long-term liabilities in the accompanying balance sheet. The total $12 million increase in liabilities included a $15 million increase to long-term liabilities, partially offset by a $3 million reduction to current liabilities.
     As of January 1, 2007, Devon’s unrecognized tax benefits were $114 million. This amount included $82 million that, if recognized, would affect Devon’s effective income tax rate.
     Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities.

Jurisdiction	Tax Years Open
U.S. federal	2002-2006
Various U.S. states	2001-2006
Canada federal	2000-2006
Various Canadian provinces	2000-2006
Various other foreign jurisdictions	1997-2006
     Devon is currently in the final stages of the administrative review process for certain open tax years. In addition, certain statute of limitation expirations are scheduled to occur in the next twelve months. Due to these factors, Devon anticipates it is reasonably possible that liabilities for certain tax positions will decrease between $15 million and $25 million within the next twelve months.
Recently Issued Accounting Standards Not Yet Adopted
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Statement No. 158 requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end, beginning with fiscal years ending after December 15, 2008. The Statement provides two alternatives to transition to a fiscal year-end measurement date. Devon has not yet adopted this requirement, but Devon does not expect such adoption to have a material effect on its results of operations, financial condition, liquidity or compliance with debt covenants.
2. Property and Equipment and Asset Retirement Obligations (“ARO”)
     On November 14, 2006, Devon announced that it intends to divest its operations in Egypt. Also, on January 23, 2007, Devon announced that it intends to divest its operations in West Africa. See Note 10 for more discussion regarding these planned divestitures.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset Retirement Obligations
     The following is a summary of the changes in Devon’s ARO for the first three months of 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Asset retirement obligation as of beginning of period	$857	636
Liabilities incurred	28	13
Liabilities settled	(12)	(9)
Revision of estimated obligation	311	—
Accretion expense on discounted obligation	18	10
Foreign currency translation adjustment	5	—

Asset retirement obligation as of end of period	1,207	650
Less current portion	55	51

Asset retirement obligation, long-term	$1,152	599

     During the first quarter of 2007, Devon recognized a $311 million increase to its ARO. The primary factors causing the fair value increase were an overall increase in abandonment cost estimates, an overall decrease in estimated reserve lives and an increase in the assumed inflation rate. The effects of these factors were partially offset by the effect of an increase in the discount rate used to present value the obligations.
3. Debt
Credit Facility
     In April 2007, Devon extended the maturity of its existing $2.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”) from April 7, 2011 to April 7, 2012.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of March 31, 2007, Devon was in compliance with this covenant. Devon’s debt-to-capitalization ratio at March 31, 2007, as calculated pursuant to the terms of the agreement, was 25.6%.
     As of March 31, 2007, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of March 31, 2007, net of $1.46 billion of outstanding commercial paper and $285 million of outstanding letters of credit, was approximately $755 million.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Retirement Plans
Net Periodic Benefit Cost and Other Comprehensive Income
     The following table presents the components of net periodic benefit cost and other comprehensive income for Devon’s pension and other post retirement benefit plans for the quarters ended March 31, 2007 and 2006.

			Other
	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
	(In millions)
Net periodic benefit cost:
Service cost	$8	6	—	—
Interest cost	11	10	1	1
Expected return on plan assets	(12)	(11)	—	—
Net actuarial loss	4	3	—	—

Net periodic benefit cost	11	8	1	1
Other comprehensive income:
Recognition of net actuarial loss in net periodic benefit cost	(4)	—	—	—

Total recognized	$7	8	1	1

5. Stockholders’ Equity
Stock Repurchases
     On August 3, 2005, Devon announced a stock repurchase program to repurchase up to 50 million shares of its common stock. As of May 1, 2007, Devon has repurchased 6.5 million shares under this program for $387 million, or $59.80 per share. This program was suspended in 2006 as a result of the Chief acquisition. In conjunction with the sales of Egypt and West Africa (see Note 9), Devon expects to resume this repurchase program in late 2007 by using a portion of the sale proceeds to repurchase common stock. Although this program expires at the end of 2007, it could be extended if necessary.
Dividends
     Dividends on Devon’s common stock were paid in the first quarters of 2007 and 2006 at per share rates of $0.14 and $0.1125, respectively.
6. Commitments and Contingencies
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of March 31, 2007, Devon’s consolidated balance sheet included $5 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.
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
     The U.S. House of Representatives in January 2007 passed legislation that would require companies to renegotiate the 1998 and 1999 leases as a condition of securing future federal leases. If this legislation were to become law, it would require price thresholds to be effective in the renegotiated 1998 and 1999 leases effective October 1, 2006. Although Devon has not yet signed renegotiated leases, it has accrued through March 31, 2007 approximately $11 million for royalties that would be due if price thresholds were added to its 1998 and 1999 leases effective October 1, 2006.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Based on current estimates of physical damage and the anticipated length of time Devon will have production suspended, Devon expects its policy recoveries will exceed repair costs and deductible amounts. This expectation is based upon several variables, including the $467 million received in the third quarter of 2006 as a full settlement of the amount due from Devon’s primary insurers. As of March 31, 2007, $171 million of these proceeds had been utilized as reimbursement of past repair costs and deductible amounts. The remaining proceeds of $296 million will be utilized as reimbursement of Devon’s anticipated future repair costs. Devon has not yet received any settlements related to claims filed with its secondary insurers.
     Should Devon’s total policy recoveries, including the partial settlements already received from Devon’s primary insurers, exceed all repair costs and deductible amounts, such excess will be recognized as other income in the statement of operations in the period in which such determination can be made.
     The policy underlying the insurance program terms described above expired on August 31, 2006. During the third quarter of 2006, Devon was able to re-establish a comprehensive insurance program that includes business interruption and physical damage coverage for its business. However, due to significant changes in the marketplace, Devon was only able to obtain a de minimis amount of coverage for any damage that may be caused by named windstorms in the Gulf of Mexico. Devon has not experienced any losses covered by this new insurance arrangement through March 31, 2007.
Other Matters
     Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Fair Value Measurements
     Certain of Devon’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following table provides fair value measurement information for such assets and liabilities as of March 31, 2007.

		Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Short-term investments	$275	275	—	—
Investment in Chevron common stock	$1,049	1,049	—	—
Financial instruments	$6	—	6	—

Liabilities:
Financial instruments	$314	—	314	—
Asset retirement obligation (ARO)	$1,207	—	—	1,207
     Statement No. 157 (see Note 1) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 3 inputs have the lowest priority.
     Devon uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities. When available, Devon measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. Devon owes debt that has an embedded exchange option. Because the exchange option is not actively traded in an established market, its fair value is measured using Level 2 inputs. Devon also has certain commodity and interest-rate derivative financial instruments which are measured using Level 2 inputs, such as forward commodity price curves or interest-rate yield curves. Devon only uses Level 3 inputs to measure the fair value of its ARO. A reconciliation of the beginning and ending balances of Devon’s ARO, including a revision of the fair value in the first quarter of 2007, is presented in Note 2.
8. Change in Fair Value of Financial Instruments
     The components of change in fair value of financial instruments include the following:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Option embedded in exchangeable debentures	$8	14
Investment in Chevron common stock (Note 1)	(6)	—
Interest rate swaps	(1)	(2)

Total	$1	12

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Other Income
     The components of other income include the following:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Interest and dividend income	$21	28
Net gain on sales of non-oil and gas property and equipment	—	5
Other	5	(4)

Total	$26	29

10. Discontinued Operations
Egypt and West Africa
     On November 14, 2006, Devon announced its plans to divest its operations in Egypt. On January 23, 2007, Devon announced its plans to divest its operations in West Africa. Pursuant to accounting rules for discontinued operations, Devon has classified all 2007 and prior period amounts related to its operations in Egypt and West Africa as discontinued operations. As of March 31, 2007, Devon has not recorded any gain or loss associated with these planned sales.
     On April 18, 2007, Devon announced that it had agreed to sell its Egyptian operations for $375 million effective January 1, 2007. Devon estimates that after-tax proceeds will be approximately $300 million. The transaction is expected to close in the third quarter of 2007. Had the transaction closed on January 1, 2007, Devon would have recognized a gain, after taxes, of approximately $60 million. The gain ultimately recorded when the transaction closes will depend on the carrying values of Devon’s Egyptian assets and liabilities at the closing date, as well as the effect of purchase price adjustments between the effective date of January 1, 2007 and the actual closing date.
     Devon has recently opened data rooms for the West African assets and expects to receive bids on these properties in the third quarter of 2007.
     Revenues related to Devon’s operations in Egypt and West Africa totaled $175 million and $218 million in the first quarters of 2007 and 2006, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the main classes of assets and liabilities associated with Devon’s operations in Egypt and West Africa as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
	(In millions)
Assets:
Cash	$63	64
Accounts receivable	117	101
Other current assets	72	67

Current assets	$252	232

Long-term assets – property and equipment, net of accumulated depreciation, depletion and amortization	$1,680	1,619

Liabilities:
Accounts payable – trade	$60	48
Income taxes payable	152	115
Current portion of asset retirement obligation	8	8
Accrued expenses and other current liabilities	2	2

Current liabilities	$222	173

Asset retirement obligation, long-term	$44	38
Deferred income taxes	390	375
Other liabilities	16	16

Long-term liabilities	$450	429

Reduction of Carrying Value
     Devon has commitments to drill four wells in Nigeria. The first two wells were unsuccessful. After drilling the second unsuccessful well in the first quarter of 2006, Devon determined that the capitalized costs related to these two wells should be impaired. Devon’s first quarter 2006 earnings from discontinued operations include an $85 million impairment of its investment in Nigeria equal to the costs to drill the two dry holes and a proportionate share of block-related costs. There was no tax benefit related to this impairment.
11. Segment Information
     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

	U.S.	Canada	International	Total
	(In millions)
As of March 31, 2007:
Current assets	$1,187	564	985	2,736
Property and equipment, net of accumulated depreciation, depletion and amortization	15,975	7,395	1,038	24,408
Goodwill	3,053	2,620	68	5,741
Other assets	1,311	56	1,726	3,093

Total assets	$21,526	10,635	3,817	35,978

Current liabilities	$3,361	608	471	4,440
Long-term debt	2,597	2,974	—	5,571
Asset retirement obligation, long-term	602	480	70	1,152
Other liabilities	908	27	454	1,389
Deferred income taxes	3,361	1,839	70	5,270
Stockholders’ equity	10,697	4,707	2,752	18,156

Total liabilities and stockholders’ equity	$21,526	10,635	3,817	35,978

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Three Months Ended March 31, 2007:
Revenues:
Oil sales	$234	153	304	691
Gas sales	869	356	1	1,226
NGL sales	136	41	—	177
Marketing and midstream revenues	371	8	—	379

Total revenues	1,610	558	305	2,473

Expenses and other income, net:
Lease operating expenses	248	143	39	430
Production taxes	56	1	23	80
Marketing and midstream operating costs and expenses	266	4	—	270
Depreciation, depletion and amortization of oil and gas properties	371	160	56	587
Depreciation and amortization of non-oil and gas properties	41	5	—	46
Accretion of asset retirement obligation	10	7	1	18
General and administrative expenses	92	25	2	119
Interest expense	59	51	—	110
Change in fair value of financial instruments	2	(1)	—	1
Other income, net	(12)	(3)	(11)	(26)

Total expenses and other income, net	1,133	392	110	1,635

Earnings from continuing operations before income tax expense	477	166	195	838
Income tax expense (benefit):
Current	67	62	60	189
Deferred	86	(1)	(10)	75

Total income tax expense	153	61	50	264

Earnings from continuing operations	324	105	145	574
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	137	137
Income tax expense	—	—	60	60

Earnings from discontinued operations	—	—	77	77

Net earnings	324	105	222	651
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$322	105	222	649

Capital expenditures, before revision of future ARO	$943	469	111	1,523
Revision of future ARO	210	99	2	311

Capital expenditures, continuing operations	$1,153	568	113	1,834

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Three Months Ended March 31, 2006:
Revenues:
Oil sales	$294	122	92	508
Gas sales	919	435	4	1,358
NGL sales	124	52	—	176
Marketing and midstream revenues	451	7	—	458

Total revenues	1,788	616	96	2,500

Expenses and other income, net:
Lease operating expenses	196	124	11	331
Production taxes	66	2	15	83
Marketing and midstream operating costs and expenses	335	3	—	338
Depreciation, depletion and amortization of oil and gas properties	281	150	12	443
Depreciation and amortization of non-oil and gas properties	37	4	—	41
Accretion of asset retirement obligation	6	4	—	10
General and administrative expenses	70	21	(1)	90
Interest expense	42	59	—	101
Change in fair value of financial instruments	14	(2)	—	12
Other income, net	(16)	(6)	(7)	(29)

Total expenses and other income, net	1,031	359	30	1,420

Earnings from continuing operations before income tax expense	757	257	66	1,080
Income tax expense (benefit):
Current	154	51	19	224
Deferred	101	43	(4)	140

Total income tax expense	255	94	15	364

Earnings from continuing operations	502	163	51	716
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	47	47
Income tax expense	—	—	63	63

Loss from discontinued operations	—	—	(16)	(16)

Net earnings	502	163	35	700
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$500	163	35	698

Capital expenditures, continuing operations	$732	646	99	1,477

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion addresses material changes in our results of operations for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, and in our financial condition since December 31, 2006. It is presumed that readers have read or have access to our 2006 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.
Overview
     The following summarizes our performance for the first quarter of 2007 compared to the first quarter of 2006:
•	Net earnings for the quarter decreased 7% to $651 million

•	Earnings per share decreased 7% to $1.44 per diluted share

•	Net cash provided by operating activities remained consistent at $1.5 billion

•	Production increased 12% to 588 thousand barrels per day

•	Combined realized price for oil, gas and NGLs decreased 8% to $39.56

•	Marketing and midstream operating profit decreased 9% to $109 million

•	Per unit operating costs increased 10% to $9.65 per Boe

•	Capital expenditures for oil and gas exploration and development activities were $1.4 billion during the first quarter of 2007.
     On November 14, 2006, we announced our plans to divest our operations in Egypt. On January 23, 2007, we announced our plans to divest our operations in West Africa. Pursuant to accounting rules for discontinued operations, we have classified all 2007 and prior period amounts related to our operations in Egypt and West Africa as discontinued operations. As of March 31, 2007, we have not recorded any gain or loss associated with these planned sales.
     On April 18, 2007, we announced that we had agreed to sell our Egyptian operations for $375 million effective January 1, 2007. We estimate that after-tax proceeds will be approximately $300 million. The transaction is expected to close in the third quarter of 2007. Had the transaction closed on January 1, 2007, Devon would have recognized a gain, after taxes, of approximately $60 million. The gain ultimately recorded when the transaction closes will depend on the carrying values of our Egyptian assets and liabilities at the closing date, as well as the effect of purchase price adjustments between the effective date of January 1, 2007 and the actual closing date.
     We have recently opened data rooms for the West African assets and expect to receive bids on these properties in the third quarter of 2007.
     A more complete overview and discussion of full-year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K.
Results of Operations
Revenues
     The quarterly comparisons of production and price changes are shown in the following tables. The amounts for all periods presented exclude our Egyptian and West African operations. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

	Total
	Three Months Ended March 31,
	2007	2006	Change (2)
Production
Oil (MMBbls)	13	10	+35%
Gas (Bcf)	202	190	+6%
NGLs (MMBbls)	6	6	+3%
Oil, Gas and NGLs (MMBoe) (1)	53	47	+12%

Average Prices
Oil (Per Bbl)	$52.11	51.70	+1%
Gas (Per Mcf)	$6.07	7.16	-15%
NGLs (Per Bbl)	$29.33	30.18	-3%
Oil, Gas and NGLs (Per Boe) (1)	$39.56	43.20	-8%

Revenues ($ in millions)
Oil	$691	508	+36%
Gas	1,226	1,358	-10%
NGLs	177	176	—

Oil, Gas and NGLs	$2,094	2,042	+3%

	Domestic
	Three Months Ended March 31,
	2007	2006	Change (2)
Production
Oil (MMBbls)	4	5	-10%
Gas (Bcf)	146	130	+13%
NGLs (MMBbls)	5	5	+7%
Oil, Gas and NGLs (MMBoe) (1)	34	31	+8%

Average Prices
Oil (Per Bbl)	$52.22	58.70	-11%
Gas (Per Mcf)	$5.94	7.07	-16%
NGLs (Per Bbl)	$27.59	26.89	+3%
Oil, Gas and NGLs (Per Boe) (1)	$36.68	42.72	-14%

Revenues ($ in millions)
Oil	$234	294	-20%
Gas	869	919	-5%
NGLs	136	124	+9%

Oil, Gas and NGLs	$1,239	1,337	-7%

	Canada
	Three Months Ended March 31,
	2007	2006	Change (2)
Production
Oil (MMBbls)	4	3	+9%
Gas (Bcf)	56	59	-6%
NGLs (MMBbls)	1	1	-9%
Oil, Gas and NGLs (MMBoe) (1)	14	14	-3%

Average Prices
Oil (Per Bbl)	$43.51	38.14	+14%
Gas (Per Mcf)	$6.43	7.37	-13%
NGLs (Per Bbl)	$37.03	42.56	-13%
Oil, Gas and NGLs (Per Boe) (1)	$39.71	42.73	-7%

Revenues ($ in millions)
Oil	$153	122	+25%
Gas	356	435	-18%
NGLs	41	52	-21%

Oil, Gas and NGLs	$550	609	-10%

	International
	Three Months Ended March 31,
	2007	2006	Change (2)
Production
Oil (MMBbls)	5	2	+227%
Gas (Bcf)	—	1	-57%
NGLs (MMBbls)	—	—	N/M
Oil, Gas and NGLs (MMBoe) (1)	5	2	+210%

Average Prices
Oil (Per Bbl)	$57.72	56.95	+1%
Gas (Per Mcf)	$3.21	6.07	-47%
NGLs (Per Bbl)	$—	—	N/M
Oil, Gas and NGLs (Per Boe) (1)	$57.40	55.69	+3%

Revenues ($ in millions)
Oil	$304	92	+231%
Gas	1	4	-78%
NGLs	—	—	N/M

Oil, Gas and NGLs	$305	96	+219%

(1)	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil.

(2)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

N/M	Not meaningful.
     The 2007 average sales prices per unit of production shown in the preceding tables include the effect of our financial hedging activities. There were no financial hedging activities in the first three months of 2006. Included below is a comparison of our average sales prices with and without the effect of hedges for the three-months ended March 31, 2007. The average gas sales price with the effect of hedges includes both the effect due to unrealized losses and the effect due to cash settlements on our hedging contracts. Excluding a $32 million unrealized loss for the first quarter of 2007, our average realized gas sales price would have been $6.23.

	Three Months Ended
	March 31, 2007
	With	Without
	Hedges	Hedges
Oil (per Bbl)	$52.11	52.11
Gas (per Mcf)	$6.07	6.17
NGLs (per Bbl)	$29.33	29.33
Oil, Gas and NGLs (per Boe)	$39.56	39.94
     The following table details the effects of changes in volumes and prices on our oil, gas and NGL revenues in the first three months ended March 31, 2007 and March 31, 2006.

	Oil	Gas	NGL	Total
	(In millions)
2006 revenues	$508	1,358	176	2,042
Changes due to volumes	178	87	6	271
Changes due to prices	5	(187)	(5)	(187)
Changes due to unrealized hedge losses	—	(32)	—	(32)

2007 revenues	$691	1,226	177	2,094

Oil Revenues
     Oil revenues increased $178 million due to a three million barrel increase in production. This production increase was primarily due to us achieving payout of certain carried interests in Azerbaijan in the last half of 2006.
Gas Revenues
     A 12 Bcf increase in production caused gas revenues to increase by $87 million. As compared to the first quarter of 2006, we restored ten Bcf of production during the last nine months of 2006 related to the 2005 hurricane season. Also, the June 2006 acquisition of the oil and gas assets of Chief Holdings LLC contributed six Bcf of increased production. These increases and the effects of new drilling and development in our North American properties were partially offset by natural production declines.
     A decline in our average realized price caused gas revenues to decrease $187 million in the first quarter of 2007. The decrease was primarily due to a decrease in the average NYMEX Henry Hub index price and other North American regional index prices. Also, gas revenues decreased $32 million due to an unrealized decline in the fair value of our outstanding hedges in the first quarter of 2007. The fair value decrease resulted from changes in NYMEX future prices.
Marketing and Midstream Revenues and Operating Costs and Expenses
     The following table details the changes in our marketing and midstream revenues and operating costs and expenses between the first three months ended 2006 and the first three months ended 2007. The changes due to prices in the table represent the effect on both revenues and expenses due to changes in the market prices for natural gas and NGLs.

	Revenues	Expenses
	(In millions)
2006 marketing & midstream	$458	338
Changes due to volumes	(24)	(20)
Changes due to prices	(55)	(48)

2007 marketing & midstream	$379	270

     Volume decreases in our third party gas pipeline, gas sales and NGL marketing activities caused both revenues and expenses to decrease in 2007. These decreases resulted primarily from the expiration of Barnett Shale-area gas purchase contracts with third parties that we were not able to renew.

Oil, Gas and NGL Production and Operating Expenses
     The details of the changes in oil, gas and NGL production and operating expenses are shown in the table below.

	Three Months Ended
	March 31,
	2007	2006	Change (1)
Production and operating expenses ($ in millions):
Lease operating expenses	$430	331	+30%
Production taxes	80	83	-3%

Total production and operating expenses	$510	414	+24%

Production and operating expenses per Boe:
Lease operating expenses	$8.13	6.99	+16%
Production taxes	1.52	1.75	-13%

Total production and operating expenses per Boe	$9.65	8.74	+10%

(1)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
     Lease operating expenses increased $99 million in the first quarter of 2007 largely due to the continued effects of higher commodity prices. Commodity price increases in 2005 and the first half of 2006 contributed to industry-wide inflationary pressures on materials and personnel costs. In addition, consideration of higher commodity prices contributed to our decision to perform more well workovers and maintenance projects to maintain or improve production volumes. Lease operating expenses also increased $35 million due to the June 2006 Chief acquisition and the payouts of our carried interests in Azerbaijan in the last half of 2006.
     The following table details the changes in production taxes between the first three months of 2006 and the first three months of 2007.

(In millions)
2006 production taxes	$83
Change due to revenues	2
Change due to rate	(5)

2007 production taxes	$80

Depreciation, Depletion and Amortization (“DD&A”) of Oil and Gas Properties
     The following table details the changes in DD&A of oil and gas properties between the first three months of 2006 and the first three months of 2007.

(In millions)
2006 DD&A	$443
Change due to volumes	53
Change due to rate	91

2007 DD&A	$587

     Oil and gas property related DD&A increased $91 million in 2007 due to an increase in the DD&A rate from $9.38 per Boe in 2006 to $11.09 per Boe in 2007. The largest contributor to the rate increase was inflationary pressure on both the costs incurred during 2006 and 2007 as well as the estimated development costs to be spent in future periods on proved undeveloped reserves. Rising estimates for future asset retirement obligations also caused the rate to increase. Other factors contributing to the rate increase include the June 2006 Chief acquisition and the transfer of previously unproved costs to the depletable base as a result of drilling activities subsequent to the first quarter of 2006.

General and Administrative (“G&A”) Expenses
     The following schedule includes the components of G&A expenses for the first quarters of 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Gross G&A	$212	167
Capitalized G&A	(64)	(50)
Reimbursed G&A	(29)	(27)

Net G&A	$119	90

     Gross G&A increased $45 million in the first quarter of 2007 compared to the same period of 2006. Higher employee compensation and benefits costs caused gross G&A to increase $34 million. The $14 million increase in capitalized G&A is also due to higher employee compensation and benefits.
Interest Expense
     The following schedule includes the components of interest expense for the first quarters of 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Interest based on debt outstanding	$128	115
Capitalized interest	(23)	(16)
Other	5	2

Total	$110	101

     Interest based on debt outstanding increased in the first quarter of 2007 primarily due to the net effect of commercial paper borrowings related to the June 2006 acquisition of the Chief properties. This increase was partially offset by debt repayments in 2006.
Change in Fair Value of Financial Instruments
     The following schedule includes the components of the change in fair value of financial instruments for the first quarters of 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Option embedded in exchangeable debentures	$8	14
Investment in Chevron common stock	(6)	—
Interest rate swaps	(1)	(2)

Total	$1	12

     The change in the fair value of the embedded option relates to the debentures exchangeable into shares of Chevron common stock. These expenses were caused primarily by increases in the price of Chevron’s common stock.
     As discussed in Note 1 to our financial statements, effective January 1, 2007 as a result of our adoption of Statement No. 159, we began recognizing unrealized gains and losses on our investment in Chevron common stock in net earnings rather than as part of other comprehensive income. The change in the fair value of our investment in Chevron common stock resulted from the increase in the price of Chevron’s common stock during the first quarter of 2007.

Other Income, net
     The following schedule includes the components of other income for the first quarters of 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Interest and dividend income	$21	28
Net gain on sales of non-oil and gas property and equipment	—	5
Other	5	(4)

Total	$26	29

     The decrease in interest and dividend income in the first quarter of 2007 was primarily due to a decrease in interest-bearing cash and short-term investment balances subsequent to the June 2006 Chief acquisition.
Income Taxes
     During interim periods, income tax expense is generally based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate was 32% in the first quarter of 2007 and 34% in the first quarter of 2006, respectively. The 2007 and 2006 rates were lower than the U.S. statutory federal rate of 35% primarily due to the effects of certain U.S. and Canadian deductions. The 2007 rate was further lowered due to the increase in revenues generated in Azerbaijan, whose statutory tax rate is 25%.
Earnings from Discontinued Operations
     On November 14, 2006, we announced our plans to divest our operations in Egypt. On January 23, 2007, we announced our plans to divest our operations in West Africa. Pursuant to accounting rules for discontinued operations, we have classified all 2007 and prior period amounts related to our operations in Egypt and West Africa as discontinued operations. As of March 31, 2007, we have not recorded any gain or loss associated with these planned sales.
     Following are the components of earnings from discontinued operations in the first quarter of 2007 and the first quarter of 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Earnings from discontinued operations before income taxes	$137	47
Income tax expense	60	63

Earnings (loss) from discontinued operations	$77	(16)

     Earnings from discontinued operations in 2006 include an $85 million impairment of our investment in Nigeria equal to the costs to drill two dry holes and a proportionate share of block-related costs. There was no tax benefit related to this impairment.

Capital Resources, Uses and Liquidity
     The following discussion of liquidity and capital resources should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.
Sources and Uses of Cash

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Sources of cash and cash equivalents:
Operating cash flow – continuing operations	$1,400	1,361
Sales of property and equipment	25	19
Stock option exercises	23	20
Net decrease in short-term investments	299	—
Other	5	4

Total sources of cash and cash equivalents	1,752	1,404

Uses of cash and cash equivalents:
Capital expenditures	(1,484)	(1,249)
Net commercial paper repayments	(348)	—
Debt repayments	—	(3)
Repurchases of common stock	—	(253)
Dividends	(64)	(51)
Net increase in short-term investments	—	(54)

Total uses of cash and cash equivalents	(1,896)	(1,610)

Decrease from continuing operations	(144)	(206)
Increase from discontinued operations	64	93
Effect of foreign exchange rates	2	1

Net decrease in cash and cash equivalents	$(78)	(112)

Cash and cash equivalents at end of period	$678	1,494

Short-term investments at end of period	$275	734

Operating Cash Flow – Continuing Operations
     Net cash provided by operating activities (“operating cash flow”) continued to be the primary source of capital and liquidity in the first quarter of 2007. Changes in operating cash flow are largely due to the same factors that affect our net earnings, with the exception of those earnings changes due to such noncash expenses as DD&A, financial instrument fair value changes, property impairments and deferred income tax expense. As a result, our operating cash flow increased slightly in 2007 primarily due to the increase in earnings, excluding noncash expenses, as discussed in the “Results of Operations” section of this report.
Capital Expenditures
     Our 2007 operating cash flow was used to fund substantially all of our capital expenditures. The majority of our expenditures are for the acquisition, drilling or development of oil and gas properties, which totaled $1.4 billion in the first quarter of 2007.
Repurchases of Common Stock
     During the first quarter of 2006, we repurchased 4.2 million shares for $253 million, or $59.61 per share, under the program announced in August 2005.

Dividends
     Our common stock dividends were $62 million and $49 million in the first quarters of 2007 and 2006, respectively. We also paid $2 million of preferred stock dividends in each quarter. The 2007 increase in common stock dividends was primarily related to a 25% increase in the dividend rate in the first quarter of 2007.
Changes in Short-Term Investments
     To maximize our income on available cash balances, we invest in highly liquid, short-term investments. The purchase and sale of these short-term investments will cause cash and cash equivalents to decrease and increase, respectively. Short-term investment balances decreased $299 million in the first quarter of 2007 primarily to fund a portion of our capital expenditures and net commercial paper repayments. Short-term investment balances increased $54 million during the first quarter of 2006.
Liquidity
     As discussed in our 2006 Annual Report on Form 10-K, our primary source of capital and liquidity has been our operating cash flow. Additionally, we maintain a revolving line of credit and a commercial paper program which can be accessed as needed to supplement operating cash flow. Other available sources of capital and liquidity include the issuance of equity securities and long-term debt. Another major source of near-term liquidity will be proceeds from the sales of our operations in Egypt and West Africa.
Operating Cash Flow
     Our operating cash flow remained consistent with the 2006 quarter at $1.5 billion. We expect operating cash flow to continue to be our primary source of liquidity. Our operating cash flow is sensitive to many variables, the most volatile of which is pricing of the oil, natural gas and NGLs produced. To mitigate some of the risk inherent in prices, we have utilized price collars to set minimum and maximum prices on a portion of our production. We have also utilized various price swap contracts and fixed-price physical delivery contracts. Based on contracts currently in place, approximately 5% of our estimated 2007 natural gas production from continuing operations (3% of our total Boe production from continuing operations) is subject to either price collars, swaps or fixed-price contracts.
Credit Lines
     In April 2007, we extended the maturity of our existing $2.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”) from April 7, 2011 to April 7, 2012. As of March 31, 2007, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of March 31, 2007, net of $1.46 billion of outstanding commercial paper and $285 million of outstanding letters of credit, was approximately $755 million.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. As of March 31, 2007, our ratio as calculated pursuant to this covenant was 25.6%.
Commercial Paper
     As of March 31, 2007, our $1.5 billion of outstanding commercial paper had an average interest rate of 5.39%.
Debt Ratings
     As of March 31, 2007, we are not aware of any potential ratings downgrades contemplated by the rating agencies.
Recently Issued Accounting Standards Not Yet Adopted
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements

No. 87, 88, 106, and 132(R). Statement No. 158 requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end, beginning with fiscal years ending after December 15, 2008. The Statement provides two alternatives to transition to a fiscal year-end measurement date. We have not yet adopted this requirement, but we do not expect such adoption to have a material effect on our results of operations, financial condition, liquidity or compliance with debt covenants.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the information included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2007 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in Devon’s internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2006 Annual Report on Form 10-K.
Item 1A. Risk Factors
     There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 3, 2005, we announced that our Board of Directors had authorized the repurchase of up to 50 million shares of our common stock. As of the end of the first quarter of 2007, 43.5 million shares remain available for purchase under this program. We suspended this stock repurchase program during the second quarter of 2006 in conjunction with our acquisition of Chief. In conjunction with the sales of our Egyptian and West African assets in 2007, we expect to resume this program in late 2007 by using a portion of the sale proceeds to repurchase common stock. Although this program expires at the end of 2007, it could be extended if necessary.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit No.	Description
31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Danny J. Heatly, Vice President – Accounting and Chief Accounting Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Danny J. Heatly, Vice President – Accounting and Chief Accounting Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: May 2, 2007	/s/ Danny J. Heatly

Danny J. Heatly
Vice President – Accounting and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Danny J. Heatly, Vice President – Accounting and Chief Accounting Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Danny J. Heatly, Vice President – Accounting and Chief Accounting Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.