Form 10-Q
period 2007-06-30
DEVON ENERGY CORP/DE
filed 2007-08-03
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
          The number of shares outstanding of Registrant’s common stock, par value $0.10, as of June 30, 2007, was 445,869,000.

[This page intentionally left blank.]

DEVON ENERGY CORPORATION
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information which was used to prepare the December 31, 2006 reserve reports and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negatives or variations of such terms or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	energy markets;

•	production levels, including Canadian production subject to government royalties which fluctuate with prices and international production governed by payout agreements which affect reported production;

•	reserve levels;

•	competitive conditions;

•	technology;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	the price of oil, natural gas, NGLs and other products or services;

•	currency exchange rates;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	drilling risks;

•	future processing volumes and pipeline throughput;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which we or our subsidiaries conduct business;

•	legislative or regulatory changes, including retroactive royalty or production tax regimes, changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets; and

•	other factors disclosed in Devon’s 2006 Annual Report on Form 10-K under “Item 2. Properties — Proved Reserves and Estimated Future Net Revenue,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.
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
	(Unaudited)
	(In millions, except
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,042	692
Short-term investments, at fair value	315	574
Accounts receivable	1,375	1,324
Current assets held for sale	175	232
Other current assets	259	390

Total current assets	3,166	3,212

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,282 and $3,293 excluded from amortization in 2007 and 2006, respectively)	43,992	39,585
Less accumulated depreciation, depletion and amortization	18,338	16,429

	25,654	23,156
Investment in Chevron Corporation common stock, at fair value	1,195	1,043
Goodwill	5,961	5,706
Assets held for sale	1,675	1,619
Other assets	380	327

Total assets	$38,031	35,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,139	1,154
Revenues and royalties due to others	509	522
Income taxes payable	171	82
Short-term debt	2,022	2,205
Accrued interest payable	119	114
Current portion of asset retirement obligation, at fair value	45	53
Current liabilities associated with assets held for sale	138	173
Accrued expenses and other current liabilities	273	342

Total current liabilities	4,416	4,645

Debentures exchangeable into shares of Chevron Corporation common stock	737	727
Other long-term debt	4,837	4,841
Financial instruments, at fair value	445	302
Asset retirement obligation, at fair value	1,214	804
Liabilities associated with assets held for sale	428	429
Other liabilities	666	583
Deferred income taxes	5,602	5,290
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value. Authorized 800,000,000 shares; issued 445,869,000 in 2007 and 444,040,000 in 2006	45	44
Additional paid-in capital	6,956	6,840
Retained earnings	10,893	9,114
Accumulated other comprehensive income	1,791	1,444
Treasury stock, at cost: 11,000 shares in 2006	—	(1)

Total stockholders’ equity	19,686	17,442

Commitments and contingencies (Note 6)
Total liabilities and stockholders’ equity	$38,031	35,063

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$865	602	1,556	1,110
Gas sales	1,380	1,165	2,606	2,523
NGL sales	224	193	401	369
Marketing and midstream revenues	460	390	839	848

Total revenues	2,929	2,350	5,402	4,850

Expenses and other income, net:
Lease operating expenses	439	342	869	673
Production taxes	90	86	170	169
Marketing and midstream operating costs and expenses	341	285	611	623
Depreciation, depletion and amortization of oil and gas properties	645	490	1,232	933
Depreciation and amortization of non-oil and gas properties	49	43	95	84
Accretion of asset retirement obligation	18	13	36	23
General and administrative expenses	113	90	232	180
Interest expense	107	102	217	203
Change in fair value of financial instruments	(10)	47	(9)	59
Reduction of carrying value of oil and gas properties	—	16	—	16
Other income, net	(17)	(29)	(43)	(58)

Total expenses and other income, net	1,775	1,485	3,410	2,905
Earnings from continuing operations before income tax expense	1,154	865	1,992	1,945
Income tax expense:
Current	174	100	363	324
Deferred	156	2	231	142

Total income tax expense	330	102	594	466

Earnings from continuing operations	824	763	1,398	1,479
Discontinued operations:
Earnings from discontinued operations before income tax expense	128	178	265	225
Income tax expense	48	82	108	145

Earnings from discontinued operations	80	96	157	80

Net earnings	904	859	1,555	1,559
Preferred stock dividends	3	3	5	5

Net earnings applicable to common stockholders	$901	856	1,550	1,554

Basic net earnings per share:
Earnings from continuing operations	$1.84	1.73	3.13	3.34
Earnings from discontinued operations	0.18	0.21	0.35	0.18

Net earnings	$2.02	1.94	3.48	3.52

Diluted net earnings per share:
Earnings from continuing operations	$1.82	1.71	3.09	3.30
Earnings from discontinued operations	0.18	0.21	0.35	0.17

Net earnings	$2.00	1.92	3.44	3.47

Weighted average common shares outstanding:
Basic	446	440	445	441

Diluted	450	446	450	447

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In millions)
Net earnings	$904	859	1,555	1,559
Foreign currency translation:
Change in cumulative translation adjustment	649	313	732	304
Income taxes	(35)	6	(41)	7

Total	614	319	691	311

Derivative financial instruments – reclassification adjustment for realized gains included in net earnings	—	—	(1)	(1)

Pension and postretirement benefit plans:
Recognition of net actuarial loss in net earnings	4	—	8	—
Income taxes	(2)	—	(3)	—

Total	2	—	5	—

Investment in Chevron Corporation common stock (Note 1):
Unrealized holding gain	—	58	—	75
Income taxes	—	(21)	—	(27)

Total	—	37	—	48

Other comprehensive income, net of tax	616	356	695	358

Comprehensive income	$1,520	1,215	2,250	1,917

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity
	(Unaudited)
	(In millions)
Six Months Ended June 30, 2007
Balance as of December 31, 2006	$1	444	$44	6,840	9,114	1,444	(1)	17,442
Adoption of FASB Statement No. 159 (Note 1)	—	—	—	—	364	(364)	—	—
Adoption of FASB Interpretation No. 48 (Note 1)	—	—	—	—	(10)	—	—	(10)
Adoption of FASB Statement No. 158 (Note 4)	—	—	—	—	(1)	16	—	15
Net earnings	—	—	—	—	1,555	—	—	1,555
Other comprehensive income	—	—	—	—	—	695	—	695
Stock option exercises	—	2	1	59	—	—	—	60
Common stock repurchased	—	—	—	—	—	—	(16)	(16)
Common stock retired	—	—	—	(17)	—	—	17	—
Common stock dividends	—	—	—	—	(124)	—	—	(124)
Preferred stock dividends	—	—	—	—	(5)	—	—	(5)
Share-based compensation	—	—	—	57	—	—	—	57
Excess tax benefits on share-based compensation	—	—	—	17	—	—	—	17

Balance as of June 30, 2007	$1	446	$45	6,956	10,893	1,791	—	19,686

Six Months Ended June 30, 2006
Balance as of December 31, 2005	$1	443	$44	6,928	6,477	1,414	(2)	14,862
Net earnings	—	—	—	—	1,559	—	—	1,559
Other comprehensive income	—	—	—	—	—	358	—	358
Stock option exercises	—	1	—	27	—	—	—	27
Restricted stock grants, net of cancellations	—	1	—	1	—	—	(1)	—
Common stock repurchased	—	(4)	—	—	—	—	(253)	(253)
Common stock retired	—	—	—	(238)	—	—	238	—
Common stock dividends	—	—	—	—	(99)	—	—	(99)
Preferred stock dividends	—	—	—	—	(5)	—	—	(5)
Share-based compensation	—	—	—	37	—	—	—	37
Excess tax benefits on share-based compensation	—	—	—	7	—	—	—	7

Balance as of June 30, 2006	$1	441	$44	6,762	7,932	1,772	(18)	16,493

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In Millions)
Cash flows from operating activities:
Net earnings	$1,555	1,559
Earnings from discontinued operations, net of tax	(157)	(80)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	1,327	1,017
Deferred income tax expense	231	142
Net gain on sales of non-oil and gas property and equipment	(1)	(5)
Reduction of carrying value of oil and gas properties	—	16
Other noncash charges	95	112
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	32	247
Other current assets	(27)	(12)
Long-term other assets	(46)	9
Increase (decrease) in:
Accounts payable	47	(166)
Income taxes payable	178	(123)
Other current liabilities	(96)	(108)
Long-term other liabilities	14	(21)

Cash provided by operating activities – continuing operations	3,152	2,587
Cash provided by operating activities – discontinued operations	197	231

Net cash provided by operating activities	3,349	2,818

Cash flows from investing activities:
Proceeds from sales of property and equipment	37	26
Capital expenditures, including acquisitions of businesses	(2,990)	(4,584)
Purchases of short-term investments	(589)	(1,698)
Sales of short-term investments	848	2,046

Cash used in investing activities – continuing operations	(2,694)	(4,210)
Cash used in investing activities – discontinued operations	(115)	(131)

Net cash used in investing activities	(2,809)	(4,341)

Cash flows from financing activities:
Net commercial paper (repayments) borrowings, net of issuance costs	(183)	1,452
Principal payments on debt, including current maturities	—	(208)
Proceeds from exercise of stock options	60	27
Repurchases of common stock	(10)	(253)
Excess tax benefits related to share-based compensation	17	7
Dividends paid on common stock	(124)	(99)
Dividends paid on preferred stock	(5)	(5)

Net cash (used in) provided by financing activities	(245)	921

Effect of exchange rate changes on cash	16	26

Net increase (decrease) in cash and cash equivalents	311	(576)
Cash and cash equivalents at beginning of period (including cash related to assets held for sale)	756	1,606

Cash and cash equivalents at end of period (including cash related to assets held for sale)	$1,067	1,030

Supplementary cash flow data:
Interest paid (net of capitalized interest)	$202	195
Income taxes paid	$159	499
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
     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2007 and 2006.
Net Earnings Per Common Share
     The following table reconciles earnings from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006.

	Net
	Earnings	Weighted
	Applicable to	Average	Net
	Common	Common Shares	Earnings
	Stockholders	Outstanding	per Share
	(In millions, except per share amounts)
Three Months Ended June 30, 2007:
Earnings from continuing operations	$824
Less preferred stock dividends	(3)

Basic earnings per share	821	446	$1.84
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$821	450	$1.82

Three Months Ended June 30, 2006:
Earnings from continuing operations	$763
Less preferred stock dividends	(3)

Basic earnings per share	760	440	$1.73
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	6

Diluted earnings per share	$760	446	$1.71

Six Months Ended June 30, 2007:
Earnings from continuing operations	$1,398
Less preferred stock dividends	(5)

Basic earnings per share	1,393	445	$3.13
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	5

Diluted earnings per share	$1,393	450	$3.09

Six Months Ended June 30, 2006:
Earnings from continuing operations	$1,479
Less preferred stock dividends	(5)

Basic earnings per share	1,474	441	$3.34
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	6

Diluted earnings per share	$1,474	447	$3.30

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculations because the options are antidilutive. During the three-month and six-month periods ended June 30, 2007, 4.0 million and 4.1 million shares were excluded from the diluted earnings per share calculations, respectively. During both the three-month and six-month periods ended June 30, 2006, 2.6 million shares were excluded from the diluted earnings per share calculations.
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
     Effective January 1, 2007, Devon adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. Statement No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. Devon chose to apply the provisions of Statement No. 159 to its shares of Chevron common stock. Accordingly, beginning with the first quarter of 2007, the change in fair value of the Chevron common stock owned by Devon, along with the change in fair value of the related exchange option, are both included in Devon’s results of operations.
     In the three-month and six-month periods ended June 30, 2007, the change in fair value of financial instruments caption on Devon’s statements of operations includes unrealized gains of $146 million and $152 million, respectively, related to the Chevron common stock, and unrealized losses of $136 million and $144 million, respectively, related to the embedded option. In the three-month and six-month periods ended June 30, 2006, prior to adopting Statement No. 159, unrealized losses of $47 million and $61 million, respectively, related to the change in fair value of the embedded option were included in the change in fair value of financial instruments caption on Devon’s statements of operations.
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
Income Taxes – Change in Accounting Principle
     Devon and its subsidiaries are subject to current income taxes assessed by the federal and various state jurisdictions in the United States and by other foreign jurisdictions. In addition, Devon accounts for deferred income taxes related to these jurisdictions using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     At June 30, 2007, undistributed earnings of foreign subsidiaries included in continuing operations were determined to be permanently reinvested. Therefore, no U.S. deferred income taxes were provided on such amounts at June 30, 2007. If it becomes apparent that some or all of the undistributed earnings will be distributed, Devon would then record taxes on those earnings.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation No. 48 prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in accrued expenses and other current liabilities. Interest and penalties related to unrecognized tax benefits are included in income tax expense.
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Property and Equipment and Asset Retirement Obligations (“ARO”)
Divestitures
     On November 14, 2006, Devon announced that it intends to divest its operations in Egypt. Also, on January 23, 2007, Devon announced that it intends to divest its operations in West Africa. See Note 11 for more discussion regarding these planned divestitures.
Asset Retirement Obligations
     The following is a summary of the changes in Devon’s ARO for the first six months of 2007 and 2006.

	Six Months Ended
	June 30,
	2007	2006
	(In millions)
Asset retirement obligation as of beginning of period	$857	636
Liabilities incurred	32	25
Liabilities settled	(24)	(29)
Revision of estimated obligation	311	135
Accretion expense on discounted obligation	36	23
Foreign currency translation adjustment	47	13

Asset retirement obligation as of end of period	1,259	803
Less current portion	45	73

Asset retirement obligation, long-term	$1,214	730

     During the first half of 2007 and 2006, Devon recognized a $311 million and $135 million increase to its ARO, respectively. The primary factors causing the 2007 fair value increase were an overall increase in abandonment cost estimates and an increase in the assumed inflation rate. The effect of these factors was partially offset by the effect of an increase in the discount rate used to calculate the present value of the obligations. The primary factor causing the 2006 fair value increase was an overall increase in abandonment cost estimates.
3.	Debt
Senior Credit Facility
     In April 2007, Devon extended the maturity of its existing $2.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”) from April 7, 2011 to April 7, 2012.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of June 30, 2007, Devon was in compliance with this covenant. Devon’s debt-to-capitalization ratio at June 30, 2007, as calculated pursuant to the terms of the agreement, was 24.6%.
     As of June 30, 2007, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of June 30, 2007, net of $1.6 billion of outstanding commercial paper and $292 million of outstanding letters of credit, was approximately $583 million.
Short-Term Credit Facility
     On July 11, 2007, Devon received a commitment from certain lenders to establish a new $1 billion 364-day, syndicated, unsecured revolving senior credit facility (the “Short-Term Facility”). Subsequently, the amount of the commitment was increased to $1.5 billion. Devon expects to close the Short-Term Facility by August 10, 2007. This new facility will provide Devon with provisional interim liquidity until it receives the proceeds from divestitures of assets in Africa (see Note 11). The Short-Term Facility will be used to

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
support an increase in Devon’s commercial paper program from $2 billion to $3.5 billion.
     The Short-Term Facility will mature 364 days from the closing date. On the maturity date, all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to the maturity date, Devon has the option to convert any outstanding principal amount of loans under the Short-Term Facility to a term loan which will be repayable in a single payment 12 months from the maturity date.
     Amounts borrowed under the Short-Term Facility will bear interest at various fixed rate options for periods of up to 12 months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate . The Short-Term Facility currently provides for an annual facility fee of approximately $1.0 million that is payable quarterly in arrears.
     The agreement governing the Short-Term Facility will contain substantially the same covenants and restrictions as Devon’s existing Senior Credit Facility, including a maximum allowed debt-to-capitalization ratio of 65% as defined in the agreement.
4.	Retirement Plans
Net Periodic Benefit Cost and Other Comprehensive Income
     The following table presents the components of net periodic benefit cost and other comprehensive income for Devon’s pension and other post retirement benefit plans for the three-month and six-month periods ended June 30, 2007 and 2006.

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(In millions)
Net periodic benefit cost:
Service cost	$7	6	15	12	—	—	—	—
Interest cost	11	10	22	20	1	1	2	2
Expected return on plan assets	(13)	(11)	(25)	(22)	—	—	—	—
Net actuarial loss	4	3	8	6	—	—	—	—

Net periodic benefit cost	9	8	20	16	1	1	2	2
Other comprehensive income:
Recognition of net actuarial loss in net periodic benefit cost	(4)	—	(8)	—	—	—	—	—

Total recognized	$5	8	12	16	1	1	2	2

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Statement No. 158 requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end, beginning with fiscal years ending after December 15, 2008. Although not required until 2008, Devon adopted this measurement-date requirement in the second quarter of 2007 and is changing its measurement date from November 30 to December 31. As a result, Devon used data as of December 31, 2006 to remeasure its plans assets and benefit obligations previously measured using data as of November 30, 2006. As a result of the remeasurement, Devon recognized the following amounts in the second quarter of 2007.

Increase (Decrease)
(In millions)
Other long-term liabilities	(26)
Deferred income tax liabilities	9
Retained earnings	(1)
Accumulated other comprehensive income	16
General and administrative expenses	2

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revisions to Retirement Plans
     Devon has various noncontributory defined benefit pension plans, including qualified and nonqualified plans (“Defined Benefit Plans”), that provide defined levels of benefits to its domestic employees. Devon also has a 401(k) Incentive Savings Plan (“401(k) Plan”) that covers its domestic employees. Benefits under the 401(k) Plan consist of a discretionary match of a percentage of employees’ contributions to the 401(k) Plan.
     In the second quarter of 2007, Devon adopted an enhanced defined contribution structure related to the 401(k) Plan to be effective January 1, 2008. Participants in this enhanced defined contribution structure will continue to receive a discretionary match of a percentage of their contributions to the 401(k) Plan. These participants will also receive additional, nondiscretionary contributions by Devon calculated as a percentage of annual compensation. The percentage will vary based on the employee’s years of service.
     On or before November 15, 2007, existing eligible employees will elect to either continue to participate in the Defined Benefit Plan or participate in the enhanced defined contribution structure of the 401(k) Plan. Employees who continue to participate in the Defined Benefit Plans will continue to accrue benefits under the existing provisions of the Defined Benefit Plans. Employees who elect to participate in the enhanced defined contribution structure will receive enhanced contributions to the 401(k) Plan and will retain the benefits which they have accrued under the Defined Benefit Plan as of December 31, 2007. However, such employees will only be entitled to the benefits which have accrued in the Defined Benefit Plans as of December 31, 2007, after all applicable vesting requirements have been met. Employees hired on or after October 1, 2007 will not have an election and will only participate in the 401(k) Plan and the enhanced defined contribution structure.
     The effect the employee elections will have on Devon’s benefit obligations and related expenses will not be known until such elections are made with respect to the Defined Benefit Plans. However, based upon the most likely employee election scenarios, Devon expects that the effect, including any accelerated recognition of obligations of the Defined Benefit Plans, will be immaterial to its financial statements.
5.	Stockholders’ Equity
Stock Repurchases
     In August 2005, Devon’s Board of Directors approved a stock repurchase program to repurchase up to 50 million shares of Devon’s common stock. This program was suspended in 2006 as a result of the $2.0 billion acquisition of oil and gas properties from Chief Holdings LLC (“Chief”). Prior to the suspension of the program and as of June 30, 2007, Devon had repurchased 6.5 million shares under this program for $387 million, or $59.80 per share. In conjunction with the sales of Egypt and West Africa (see Note 11), Devon expects to resume this repurchase program in the second half of 2007 by using a portion of the sale proceeds to repurchase common stock. Although this program expires at the end of 2007, it could be extended if necessary.
     On June 6, 2007, Devon’s Board of Directors approved an ongoing, annual stock repurchase program to offset dilution resulting from restricted stock issued to, and options exercised by, employees. The new repurchase program authorizes the repurchase of up to 4.5 million shares in 2007 and is in addition to the repurchase program described above. As of June 30, 2007, Devon had repurchased 0.2 million shares under the new program for $15.7 million, or $78.32 per share.
Dividends
     Dividends on Devon’s common stock were paid in 2007 and 2006 at quarterly per share rates of $0.14 and $0.1125, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of June 30, 2007, Devon’s consolidated balance sheet included $5 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.
Royalty Matters
     Numerous gas producers and related parties, including Devon, have been named in various lawsuits alleging violation of the federal False Claims Act. The suits allege that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates which resulted in underpayment of royalties in connection with natural gas and natural gas liquids produced and sold from federal and Indian owned or controlled lands. The principal suit in which Devon is a defendant is United States ex rel. Wright v. Chevron USA, Inc. et al. (the “Wright case”). The suit was originally filed in August 1996 in the United States District Court for the Eastern District of Texas, but was consolidated in October 2000 with the other suits for pre-trial proceedings in the United States District Court for the District of Wyoming. On July 10, 2003, the District of Wyoming remanded the Wright case back to the Eastern District of Texas to resume proceedings. On April 12, 2007, the court entered a trial plan and scheduling order in which the case will proceed in phases. A defendant other than Devon is set for trial in August 2008. The next phase trial is set for February 2009, but the defendants for this trial have not been determined at this time. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suit, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this lawsuit and no liability has been recorded in connection therewith.
     In 1995, the United States Congress passed the Deep Water Royalty Relief Act. The intent of this legislation was to encourage deep water exploration in the Gulf of Mexico by providing relief from the obligation to pay royalties on certain federal leases. Deep water leases issued in certain years by the Minerals Management Service

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The U.S. House of Representatives in January 2007 and July 2007 passed legislation that would require companies to renegotiate the 1998 and 1999 leases as a condition of securing future federal leases. If this legislation were to become law, it would require price thresholds to be effective in the renegotiated 1998 and 1999 leases effective October 1, 2006. Although Devon has not yet signed renegotiated leases, it has accrued through June 30, 2007 approximately $17 million for royalties that would be due if price thresholds were added to its 1998 and 1999 leases effective October 1, 2006.
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
     Based on current estimates of physical damage and the anticipated length of time Devon will have production suspended, Devon expects its policy recoveries will exceed repair costs and deductible amounts. This expectation is based upon several variables, including the $467 million received in the third quarter of 2006 as a full settlement of the amount due from Devon’s primary insurers and $13 million received in the second quarter of 2007 as a full settlement of the amount due from certain of Devon’s secondary insurers. As of June 30, 2007, $218 million of these proceeds had been utilized as reimbursement of past repair costs and deductible amounts. The remaining proceeds of $262 million will be utilized as reimbursement of Devon’s anticipated future repair costs.
     Should Devon’s total policy recoveries, including settlements already received from Devon’s primary and secondary insurers, exceed all repair costs and deductible amounts, such excess will be recognized as other income in the statement of operations in the period in which such determination can be made.
     The policy underlying the insurance program terms described above expired on August 31, 2006. During the third quarter of 2006, Devon was able to re-establish a comprehensive insurance program that includes business interruption and physical damage coverage for its business. However, due to significant changes in the marketplace, Devon was only able to obtain a de minimis amount of coverage for any damage that may be caused by named windstorms in the Gulf of Mexico. Devon has not experienced any losses covered by this new insurance arrangement through June 30, 2007.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Matters
     Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge as of the date of this report, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.
7. Fair Value Measurements
     Certain of Devon’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following table provides fair value measurement information for such assets and liabilities as of June 30, 2007.

	Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Short-term investments	$315	315	—	—
Investment in Chevron common stock	$1,195	1,195	—	—
Financial instruments	$15	—	15	—

Liabilities:
Financial instruments	$448	—	448	—
Asset retirement obligation (ARO)	$1,259	—	—	1,259
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
     Devon uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities. When available, Devon measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. Devon owes debt that has an embedded exchange option. Because the exchange option is not actively traded in an established market, its fair value is measured using Level 2 inputs. Devon also has certain commodity and interest-rate derivative financial instruments which are measured using Level 2 inputs, such as forward commodity price curves or interest-rate yield curves. Devon only uses Level 3 inputs to measure the fair value of its ARO. A reconciliation of the beginning and ending balances of Devon’s ARO, including a revision of the fair value in 2007, is presented in Note 2.
8. Change in Fair Value of Financial Instruments
     The components of change in fair value of financial instruments include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Option embedded in exchangeable debentures	$136	47	144	61
Investment in Chevron common stock (Note 1)	(146)	—	(152)	—
Interest rate swaps	—	—	(1)	(2)

Total	$(10)	47	(9)	59

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Reduction of Carrying Value of Oil and Gas Properties
     During the second quarter of 2006, Devon drilled two unsuccessful exploratory wells in Brazil and determined that the capitalized costs related to these two wells should be impaired. Therefore, in the second quarter of 2006, Devon recognized a $16 million impairment of its investment in Brazil equal to the costs to drill the two dry holes and a proportionate share of block-related costs. There is no tax benefit related to this impairment. The two wells were unrelated to Devon’s Polvo development project in Brazil.
10. Other Income
     The components of other income include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Interest and dividend income	$18	28	39	56
Net gain on sales of non-oil and gas property and equipment	1	—	1	5
Other	(2)	1	3	(3)

Total	$17	29	43	58

11. Discontinued Operations
Egypt and West Africa
     On November 14, 2006, Devon announced its plans to divest its operations in Egypt. On January 23, 2007, Devon announced its plans to divest its operations in West Africa. Pursuant to accounting rules for discontinued operations, Devon has classified all 2007 and prior period amounts related to its operations in Egypt and West Africa as discontinued operations.
     On April 18, 2007, Devon announced that it had agreed to sell its Egyptian operations for $375 million based on an effective date of January 1, 2007. Devon estimates that after-tax proceeds will be approximately $300 million. The transaction is expected to close in the third quarter of 2007. Had the transaction closed on January 1, 2007, Devon would have recognized a gain, after taxes, of approximately $60 million. The gain ultimately recorded when the transaction closes will depend on the carrying values of Devon’s Egyptian assets and liabilities at the closing date, as well as the effect of purchase price adjustments between the effective date of January 1, 2007 and the actual closing date.
     Devon is in the process of evaluating bids on the West African assets and expects these property sales to close in the fourth quarter of 2007.
     Revenues related to Devon’s operations in Egypt and West Africa totaled $215 million and $267 million in the three months ended June 30, 2007 and June 30, 2006 and $390 million and $484 million in the six months ended June 30, 2007 and June 30, 2006, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the main classes of assets and liabilities associated with Devon’s operations in Egypt and West Africa as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(In millions)
Assets:
Cash	$25	64
Accounts receivable	80	101
Other current assets	70	67

Current assets	$175	232

Long-term assets — property and equipment, net of accumulated depreciation, depletion and amortization	$1,675	1,619

Liabilities:
Accounts payable — trade	$35	48
Income taxes payable	93	115
Current portion of asset retirement obligation	8	8
Accrued expenses and other current liabilities	2	2

Current liabilities	$138	173

Asset retirement obligation, long-term	$44	38
Deferred income taxes	368	375
Other liabilities	16	16

Long-term liabilities	$428	429

Reduction of Carrying Value
     Based on recent drilling activities in Nigeria, Devon reduced the carrying value of its Nigerian assets held for sale in the second quarter of 2007. As a result, earnings from discontinued operations in such quarter include a $13 million after-tax loss ($64 million pre-tax).
     Due to unsuccessful drilling activities in Nigeria, in the first quarter of 2006, Devon recognized an $85 million impairment of its investment in Nigeria equal to the costs to drill two dry holes and a proportionate share of block-related costs. There was no income tax benefit related to this impairment.
12. Income Taxes
     During the second quarter of 2007, the Canadian Federal government enacted a statutory rate reduction. As a result of this rate reduction, Devon recorded a $30 million deferred tax benefit in such quarter.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Segment Information
     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

	U.S.	Canada	International	Total
	(In millions)
As of June 30, 2007:
Current assets	$1,350	683	1,133	3,166
Property and equipment, net of accumulated depreciation, depletion and amortization	16,601	8,016	1,037	25,654
Goodwill	3,053	2,840	68	5,961
Other assets	1,463	55	1,732	3,250

Total assets	$22,467	11,594	3,970	38,031

Current liabilities	$3,495	532	389	4,416
Long-term debt	2,599	2,975	—	5,574
Asset retirement obligation, long-term	618	525	71	1,214
Other liabilities	1,055	52	432	1,539
Deferred income taxes	3,517	2,022	63	5,602
Stockholders’ equity	11,183	5,488	3,015	19,686

Total liabilities and stockholders’ equity	$22,467	11,594	3,970	38,031

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
	(In millions)
Three Months Ended June 30, 2007:
Revenues:
Oil sales	$305	185	375	865
Gas sales	997	380	3	1,380
NGL sales	177	47	—	224
Marketing and midstream revenues	452	8	—	460

Total revenues	1,931	620	378	2,929

Expenses and other income, net:
Lease operating expenses	256	140	43	439
Production taxes	59	1	30	90
Marketing and midstream operating costs and expenses	338	3	—	341
Depreciation, depletion and amortization of oil and gas properties	402	182	61	645
Depreciation and amortization of non-oil and gas properties	44	5	—	49
Accretion of asset retirement obligation	9	8	1	18
General and administrative expenses	91	27	(5)	113
Interest expense	57	50	—	107
Change in fair value of financial instruments	(10)	—	—	(10)
Other income, net	(6)	(2)	(9)	(17)

Total expenses and other income, net	1,240	414	121	1,775

Earnings from continuing operations before income tax expense	691	206	257	1,154
Income tax expense (benefit):
Current	55	43	76	174
Deferred	166	(4)	(6)	156

Total income tax expense	221	39	70	330

Earnings from continuing operations	470	167	187	824
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	128	128
Income tax expense	—	—	48	48

Earnings from discontinued operations	—	—	80	80

Net earnings	470	167	267	904
Preferred stock dividends	3	—	—	3

Net earnings applicable to common stockholders	$467	167	267	901

Capital expenditures, continuing operations	$1,079	192	109	1,380

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
	(In millions)
Three Months Ended June 30, 2006:
Revenues:
Oil sales	$334	167	101	602
Gas sales	802	358	5	1,165
NGL sales	139	54	—	193
Marketing and midstream revenues	382	8	—	390

Total revenues	1,657	587	106	2,350

Expenses and other income, net:
Lease operating expenses	198	134	10	342
Production taxes	58	1	27	86
Marketing and midstream operating costs and expenses	283	2	—	285
Depreciation, depletion and amortization of oil and gas properties	304	170	16	490
Depreciation and amortization of non-oil and gas properties	38	4	1	43
Accretion of asset retirement obligation	6	6	1	13
General and administrative expenses	71	21	(2)	90
Interest expense	46	56	—	102
Change in fair value of financial instruments	47	—	—	47
Reduction of carrying value of oil and gas properties	—	—	16	16
Other income, net	(17)	(5)	(7)	(29)

Total expenses and other income, net	1,034	389	62	1,485

Earnings from continuing operations before income tax expense (benefit)	623	198	44	865
Income tax expense (benefit):
Current	41	37	22	100
Deferred	204	(196)	(6)	2

Total income tax expense (benefit)	245	(159)	16	102

Earnings from continuing operations	378	357	28	763
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	178	178
Income tax expense	—	—	82	82

Earnings from discontinued operations	—	—	96	96

Net earnings	378	357	124	859
Preferred stock dividends	3	—	—	3

Net earnings applicable to common stockholders	$375	357	124	856

Capital expenditures, before revision of future ARO	$3,094	324	51	3,469
Revision of future ARO	64	71	—	135

Capital expenditures, continuing operations	$3,158	395	51	3,604

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Six Months Ended June 30, 2007:
Revenues:
Oil sales	$539	338	679	1,556
Gas sales	1,866	736	4	2,606
NGL sales	313	88	—	401
Marketing and midstream revenues	823	16	—	839

Total revenues	3,541	1,178	683	5,402

Expenses and other income, net:
Lease operating expenses	504	283	82	869
Production taxes	115	2	53	170
Marketing and midstream operating costs and expenses	604	7	—	611
Depreciation, depletion and amortization of oil and gas properties	773	342	117	1,232
Depreciation and amortization of non-oil and gas properties	85	10	—	95
Accretion of asset retirement obligation	19	15	2	36
General and administrative expenses	183	52	(3)	232
Interest expense	116	101	—	217
Change in fair value of financial instruments	(8)	(1)	—	(9)
Other income, net	(18)	(5)	(20)	(43)

Total expenses and other income, net	2,373	806	231	3,410

Earnings from continuing operations before income tax expense	1,168	372	452	1,992
Income tax expense (benefit):
Current	122	105	136	363
Deferred	252	(5)	(16)	231

Total income tax expense	374	100	120	594

Earnings from continuing operations	794	272	332	1,398
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	265	265
Income tax expense	—	—	108	108

Earnings from discontinued operations	—	—	157	157

Net earnings	794	272	489	1,555
Preferred stock dividends	5	—	—	5

Net earnings applicable to common stockholders	$789	272	489	1,550

Capital expenditures, before revision of future ARO	$2,022	661	215	2,898
Revision of future ARO	210	99	2	311

Capital expenditures, continuing operations	$2,232	760	217	3,209

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
	(In millions)
Six Months Ended June 30, 2006:
Revenues:
Oil sales	$628	289	193	1,110
Gas sales	1,721	793	9	2,523
NGL sales	263	106	—	369
Marketing and midstream revenues	833	15	—	848

Total revenues	3,445	1,203	202	4,850

Expenses and other income, net:
Lease operating expenses	394	258	21	673
Production taxes	124	3	42	169
Marketing and midstream operating costs and expenses	618	5	—	623
Depreciation, depletion and amortization of oil and gas properties	585	320	28	933
Depreciation and amortization of non-oil and gas properties	75	8	1	84
Accretion of asset retirement obligation	12	10	1	23
General and administrative expenses	141	42	(3)	180
Interest expense	88	115	—	203
Change in fair value of financial instruments	61	(2)	—	59
Reduction of carrying value of oil and gas properties	—	—	16	16
Other income, net	(33)	(11)	(14)	(58)

Total expenses and other income, net	2,065	748	92	2,905

Earnings from continuing operations before income tax expense (benefit)	1,380	455	110	1,945
Income tax expense (benefit):
Current	195	88	41	324
Deferred	305	(153)	(10)	142

Total income tax expense (benefit)	500	(65)	31	466

Earnings from continuing operations	880	520	79	1,479
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	225	225
Income tax expense	—	—	145	145

Earnings from discontinued operations	—	—	80	80

Net earnings	880	520	159	1,559
Preferred stock dividends	5	—	—	5

Net earnings applicable to common stockholders	$875	520	159	1,554

Capital expenditures, before revision of future ARO	$3,826	970	144	4,940
Revision of future ARO	64	71	—	135

Capital expenditures, continuing operations	$3,890	1,041	144	5,075

14. Subsequent Event — Master Limited Partnership
     Devon announced on July 18, 2007 that its Board of Directors had approved a plan to form a new, publicly traded master limited partnership (“MLP”). The MLP will initially own a minority interest in Devon’s U.S. onshore marketing and midstream business. This business includes natural gas gathering and processing assets located in Texas, Oklahoma, Wyoming and Montana.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Devon expects to file with the SEC a registration statement for the planned MLP in the third quarter of 2007. An offering of partnership units in the MLP is planned following registration with the SEC.
     A Devon subsidiary will serve as the general partner of the MLP, and Devon expects to own a majority of the partnership units following completion of the initial public offering. Following the offering, Devon will continue to own a majority interest in its U.S. onshore marketing and midstream business.
     A significant portion of the proceeds from the sale of MLP units is expected to be utilized to retire a portion of Devon’s debt and to repurchase shares of Devon common stock. Any remaining proceeds would also be available to Devon for payment of dividends and other corporate purposes.
     This report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers to sell, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption from such requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2007, compared to the three-month and six-month periods ended June 30, 2006, and in our financial condition since December 31, 2006. It is presumed that readers have read or have access to our 2006 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.
Overview
     The following summarizes our performance for the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006:
•	Net earnings for the second quarter of 2007 increased 5% and were flat for the first half of 2007

•	Earnings per share for the second quarter of 2007 increased 4% and decreased 1% during the first half of 2007

•	Net cash provided by operating activities increased $531 million, or 19%, during the first half of 2007

•	Production increased 16% to 618 thousand barrels per day for the second quarter of 2007 and increased 14% to 603 thousand barrels per day for the first half of 2007

•	Combined realized price for oil, gas and NGLs for the second quarter increased 9% to $43.94 and remained flat for the first half of 2007

•	Marketing and midstream operating profit increased 13% during the second quarter of 2007 and 1% for the first half of 2007

•	Per unit operating costs increased 7% and 8% for the second quarter and first half of 2007, respectively

•	Capital expenditures for oil and gas exploration and development activities were $1.3 billion during the second quarter of 2007 and $2.7 billion during the first half of 2007
     On November 14, 2006, we announced our plans to divest our operations in Egypt. On January 23, 2007, we announced our plans to divest our operations in West Africa. Pursuant to accounting rules for discontinued operations, we have classified all 2007 and prior period amounts related to our operations in Egypt and West Africa as discontinued operations.
     On April 18, 2007, we announced that we had agreed to sell our Egyptian operations for $375 million based on an effective date of January 1, 2007. We estimate that after-tax proceeds will be approximately $300 million. The transaction is expected to close in the third quarter of 2007. Had the transaction closed on January 1, 2007, Devon would have recognized a gain, after taxes, of approximately $60 million. The gain ultimately recorded when the transaction closes will depend on the carrying values of our Egyptian assets and liabilities at the closing date, as well as the effect of purchase price adjustments between the effective date of January 1, 2007 and the actual closing date.
     We are in the process of evaluating bids on the West African assets and expect these property sales to close in the fourth quarter of 2007.
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

	Total
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change(2)	2007	2006	Change(2)
Production
Oil (MMBbls)	15	10	+49%	28	20	+42%
Gas (Bcf)	212	199	+7%	414	389	+7%
NGLs (MMBbls)	6	6	+12%	12	12	+8%
Oil, Gas and NGLs (MMBoe)(1)	56	49	+16%	109	96	+14%

Average Prices
Oil (Per Bbl)	$60.01	62.38	-4%	$56.22	56.99	-1%
Gas (Per Mcf)	6.50	5.85	+11%	6.29	6.49	-3%
NGLs (Per Bbl)	35.03	33.83	+4%	32.26	31.98	+1%
Oil, Gas and NGLs (Per Boe)(1)	43.94	40.36	+9%	41.81	41.76	0%

Revenues ($ in millions)
Oil	$865	602	+44%	$1,556	1,110	+40%
Gas	1,380	1,165	+19%	2,606	2,523	+3%
NGLs	224	193	+16%	401	369	+9%

Oil, Gas and NGLs	$2,469	1,960	+26%	$4,563	4,002	+14%

	Domestic
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change(2)	2007	2006	Change(2)
Production
Oil (MMBbls)	5	5	-4%	9	10	-7%
Gas (Bcf)	155	135	+14%	301	266	+13%
NGLs (MMBbls)	5	5	+18%	10	10	+12%
Oil, Gas and NGLs (MMBoe)(1)	36	32	+12%	70	63	+10%

Average Prices
Oil (Per Bbl)	$62.68	66.05	-5%	$57.67	62.39	-8%
Gas (Per Mcf)	6.44	5.91	+9%	6.20	6.47	-4%
NGLs (Per Bbl)	33.26	30.88	+8%	30.54	28.86	+6%
Oil, Gas and NGLs (Per Boe)(1)	41.11	39.61	+4%	38.96	41.14	-5%

Revenues ($ in millions)
Oil	$305	334	-9%	$539	628	-14%
Gas	997	802	+24%	1,866	1,721	+8%
NGLs	177	139	+27%	313	263	+19%

Oil, Gas and NGLs	$1,479	1,275	+16%	$2,718	2,612	+4%

	Canada
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change(2)	2007	2006	Change(2)
Production
Oil (MMBbls)	4	3	+31%	8	6	+20%
Gas (Bcf)	56	63	-9%	112	122	-8%
NGLs (MMBbls)	1	1	-11%	2	2	-10%
Oil, Gas and NGLs (MMBoe)(1)	14	15	-1%	28	29	-2%

Average Prices
Oil (Per Bbl)	$46.32	54.52	-15%	$45.01	46.14	-2%
Gas (Per Mcf)	6.66	5.70	+17%	6.55	6.51	+1%
NGLs (Per Bbl)	43.82	44.87	-2%	40.37	43.70	-8%
Oil, Gas and NGLs (Per Boe)(1)	41.99	39.31	+7%	40.88	40.99	—

Revenues ($ in millions)
Oil	$185	167	+11%	$338	289	+17%
Gas	380	358	+6%	736	793	-7%
NGLs	47	54	-13%	88	106	-17%

Oil, Gas and NGLs	$612	579	+6%	$1,162	1,188	-2%

	International
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change(2)	2007	2006	Change(2)
Production
Oil (MMBbls)	6	2	+260%	11	4	+243%
Gas (Bcf)	1	1	-22%	1	1	-39%
NGLs (MMBbls)	—	—	N/M	—	—	N/M
Oil, Gas and NGLs (MMBoe)(1)	6	2	+241%	11	4	+225%

Average Prices
Oil (Per Bbl)	$67.57	65.96	+2%	$62.76	61.34	+2%
Gas (Per Mcf)	6.19	7.13	-13%	5.16	6.61	-22%
NGLs (Per Bbl)	—	—	N/M	—	—	N/M
Oil, Gas and NGLs (Per Boe)(1)	67.11	64.45	+4%	62.39	59.98	+4%

Revenues ($ in millions)
Oil	$375	101	+269%	$679	193	+251%
Gas	3	5	-32%	4	9	-53%
NGLs	—	—	N/M	—	—	N/M

Oil, Gas and NGLs	$378	106	+256%	$683	202	+238%

(1)	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil.

(2)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

N/M	Not meaningful.
     The 2007 average sales prices per unit of production shown in the preceding tables include the effect of our financial hedging activities. There were no financial hedging activities in the first six months of 2006. Included below is a comparison of our average sales prices with and without the effect of hedges for the three months and six months ended June 30, 2007.

	Three Months		Six Months
	Ended June 30, 2007		Ended June 30, 2007
	With	Without	With	Without
	Hedges	Hedges	Hedges	Hedges
Oil (per Bbl)	$60.01	60.01	56.22	56.22
Gas (per Mcf)	$6.50 (1)	6.43	6.29 (1)	6.31
NGLs (per Bbl)	$35.03	35.03	32.26	32.26
Oil, Gas and NGLs (per Boe)	$43.94	43.68	41.81	41.87

(1)	The average gas sales price with the effect of hedges includes both the effect due to unrealized losses and the effect due to cash settlements on our hedging contracts. Excluding an unrealized gain of $9 million for the three months ended June 30, 2007 and an unrealized loss of $23 million for the six months ended June 30, 2007, our average realized gas sales price would have been $6.39 and $6.36, respectively.
     The following table details the effects of changes in volumes and prices on our oil, gas and NGL revenues in the three months ended June 30, 2007 and June 30, 2006.

	Oil	Gas	NGL	Total
	(In millions)
2006 revenues	$602	1,165	193	1,960
Changes due to volumes	297	77	23	397
Changes due to prices	(34)	129	8	103
Changes due to unrealized hedge gains	—	9	—	9

2007 revenues	$865	1,380	224	2,469

     The following table details the effects of changes in volumes and prices on our oil, gas and NGL revenues in the six months ended June 30, 2007 and June 30, 2006.

	Oil	Gas	NGL	Total
	(In millions)
2006 revenues	$1,110	2,523	369	4,002
Changes due to volumes	468	164	28	660
Changes due to prices	(22)	(58)	4	(76)
Changes due to unrealized hedge losses	—	(23)	—	(23)

2007 revenues	$1,556	2,606	401	4,563

Oil Revenues
     Production increases of 49% and 42% in the second quarter of 2007 and first half of 2007 were the primary causes of our increased oil revenues in these periods. The increased 2007 production was primarily from our properties in Azerbaijan where we achieved payout of certain carried interests in the last half of 2006.
Gas Revenues
     A 13 Bcf increase in production caused gas revenues to increase by $77 million during the second quarter of 2007. Our drilling and development program in the Barnett Shale field in north Texas contributed 17 Bcf to the gas production increase. The June 2006 Chief acquisition also contributed six Bcf of increased production. These increases and the effect of new drilling and development in our other North American properties were partially offset by natural production declines.
     A 25 Bcf increase in production caused gas revenues to increase by $164 million during the first half of 2007. Our drilling and development program in the Barnett Shale field in north Texas contributed 30 Bcf to the gas production increase. The June 2006 Chief acquisition also contributed 12 Bcf of increased production. These increases and the effect of new drilling and development in our other North American properties were partially offset by natural production declines.

Marketing and Midstream Revenues and Operating Costs and Expenses
     The following table details the changes in our marketing and midstream revenues and operating costs and expenses between the three months ended June 30, 2007 and June 30, 2006 and the six months ended June 30, 2007 and June 30, 2006. The changes due to prices in the table represent the effect on both revenues and expenses due to changes in the market prices for natural gas and NGLs.

	Three Months		Six Months
	Ended June 30		Ended June 30
	Revenues	Expenses	Revenues	Expenses
2006 marketing & midstream	$390	285	848	623
Changes due to volumes	12	9	(12)	(10)
Changes due to prices	62	47	7	(1)
Other	(4)	—	(4)	(1)

2007 marketing & midstream	$460	341	839	611

     The increase in revenues and expenses for the second quarter of 2007 was primarily due to higher prices for natural gas and NGLs.
Oil, Gas and NGL Production and Operating Expenses
     The three-month and six-month comparisons of oil, gas and NGL production and operating expenses are shown in the table below.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	Change(1)	2007	2006	Change(1)
Production and operating expenses ($ in millions):
Lease operating expenses	$439	342	+28%	$869	673	+29%
Production taxes	90	86	+4%	170	169	+1%

Total production and operating expenses	$529	428	+23%	$1,039	842	+23%

Production and operating expenses per Boe:
Lease operating expenses	$7.81	7.05	+11%	$7.96	7.02	+13%
Production taxes	1.61	1.79	-10%	1.57	1.77	-12%

Total production and operating expenses per Boe	$9.42	8.84	+7%	$9.53	8.79	+8%

(1)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
     Lease operating expenses increased $97 million and $196 million in the second quarter of 2007 and first half of 2007 largely due to the continued effects of higher commodity prices. Commodity price increases in 2005 and the first half of 2006 contributed to industry-wide inflationary pressures on materials and personnel costs. Although commodity prices have somewhat stabilized compared to the first half of 2006, demand for materials, equipment and personnel continued to increase subsequent to the first half of 2006. In addition, consideration of continued higher commodity prices contributed to our decision to perform more well workovers and maintenance projects in 2007 to maintain or improve production volumes. Lease operating expenses also increased $41 million in the second quarter of 2007 and $76 million in the first half of 2007 due to the June 2006 Chief acquisition and the payouts of our carried interests in Azerbaijan in the last half of 2006.

     The following table details the changes in production taxes between the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

	Three Months	Six Months
	Ended June 30	Ended June 30
	(In millions)
2006 production taxes	$86	169
Change due to revenues	22	24
Change due to rate	(18)	(23)

2007 production taxes	$90	170

     Our lower production tax rates in 2007 are primarily due to the increase in Azerbaijan revenues subsequent to the payouts of our carried interests in Azerbaijan in the last half of 2006. Our Azerbaijan revenues are not subject to production taxes, and therefore the increased revenues generated in Azerbaijan in 2007 caused our overall rate of production taxes to decrease.
Depreciation, Depletion and Amortization Expenses (“DD&A”)
     The following table details the changes in DD&A of oil and gas properties between the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

	Three Months	Six Months
	Ended June 30	Ended June 30
	(In millions)
2006 DD&A	$490	933
Change due to volumes	77	130
Change due to rate	78	169

2007 DD&A	$645	1,232

     Oil and gas property related DD&A increased $78 million in the second quarter of 2007 due to an increase in the DD&A rate from $10.09 per Boe to $11.48 per Boe. Oil and gas property related DD&A increased $169 million in the first half of 2007 due to an increase in the DD&A rate from $9.74 per Boe to $11.29 per Boe. The largest contributor to the rate increases were inflationary pressure on both the costs incurred during 2006 and 2007 as well as the estimated development costs to be spent in future periods on proved undeveloped reserves. Rising estimates for future asset retirement obligations also caused the rate to increase. Other factors contributing to the rate increase include the June 2006 Chief acquisition and the transfer of previously unproved costs to the depletable base as a result of drilling activities subsequent to the first half of 2006.
General and Administrative Expenses (“G&A”)
     The following schedule includes the components of G&A expense for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
Gross G&A	$222	169	434	336
Capitalized G&A	(82)	(53)	(146)	(103)
Reimbursed G&A	(27)	(26)	(56)	(53)

Net G&A	$113	90	232	180

     Gross G&A increased $53 million and $98 million in the second quarter and first half of 2007, respectively, compared to the same periods of 2006. Higher employee compensation and benefits costs related to our growth and industry inflation caused gross G&A to increase $38 million and $72 million, respectively. The $29 million and $43 million increases in capitalized G&A during the second quarter and first half of 2007, respectively, are also primarily due to higher employee compensation and benefits costs.

Interest Expense
     The following schedule includes the components of interest expense for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
Interest based on debt outstanding	$125	118	253	233
Capitalized interest	(24)	(20)	(47)	(36)
Other	6	4	11	6

Total	$107	102	217	203

     Interest based on debt outstanding increased in the second quarter of 2007 and first half of 2007 primarily due to the effect of commercial paper borrowings related to the June 2006 acquisition of the Chief properties. This increase was partially offset by the effect of $680 million of debt maturities in the last half of 2006.
Change in Fair Value of Financial Instruments
     The following schedule includes the components of the change in fair value of financial instruments for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
Option embedded in exchangeable debentures	$136	47	144	61
Investment in Chevron common stock	(146)	—	(152)	—
Interest rate swaps	—	—	(1)	(2)

Total	$(10)	47	(9)	59

     The change in the fair value of the embedded option relates to the debentures exchangeable into shares of Chevron common stock. These expenses were caused primarily by increases in the price of Chevron’s common stock.
     As discussed in Note 1 to our financial statements, effective January 1, 2007 as a result of our adoption of Statement No. 159, we began recognizing unrealized gains and losses on our investment in Chevron common stock in net earnings rather than as part of other comprehensive income. The change in the fair value of our investment in Chevron common stock resulted from increases in the price of Chevron’s common stock during the second quarter and first half of 2007.
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

Other Income, net
     The following schedule includes the components of other income for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
Interest and dividend income	$18	28	39	56
Net gain on sales of non-oil and gas property and equipment	1	—	1	5
Other	(2)	1	3	(3)

Total	$17	29	43	58

     The decrease in interest and dividend income in the second quarter and first half of 2007 were primarily due to a decrease in interest-bearing cash and short-term investment balances subsequent to the June 2006 Chief acquisition.
Income Taxes
     The effective tax rate was 29% in the second quarter of 2007 and 12% in the second quarter of 2006. The effective tax rate was 30% in the first half of 2007 and 24% in the first half of 2006.
     The rates for the second quarter and first half of 2007 were lower than the statutory federal tax rate primarily due to the effects of certain U.S. and Canadian deductions. The 2007 rates were further lowered due to the increase in revenues generated in Azerbaijan, whose statutory rate is 25%, and the effect of a statutory rate reduction enacted by the Canadian Federal government in the second quarter of 2007. As a result of the 2007 Canadian rate reduction, we recorded a $30 million tax benefit in such quarter.
     The rates for the second quarter and first half of 2006 were lower than the statutory federal tax rate primarily due to the effects of tax law changes. During the second quarter of 2006, the Canadian Federal and Alberta provincial governments enacted statutory rate reductions. As a result, we recorded a $243 million tax benefit in such quarter. Also during the second quarter of 2006, the state of Texas enacted a new income-based tax that replaces a previous franchise tax. The new tax was effective January 1, 2007. As a result of the enactment of the tax in the second quarter of 2006, we recorded $39 million of tax expense in such quarter.
Earnings from Discontinued Operations
     On November 14, 2006, we announced our plans to divest our operations in Egypt. On January 23, 2007, we announced our plans to divest our operations in West Africa. Pursuant to accounting rules for discontinued operations, we have classified all 2007 and prior period amounts related to our operations in Egypt and West Africa as discontinued operations.
     Following are the components of earnings from discontinued operations for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
Earnings from discontinued operations before income taxes	$128	178	265	225
Income tax expense	48	82	108	145

Earnings from discontinued operations	$80	96	157	80

     Based on recent drilling activities in Nigeria, we reduced the carrying value of our Nigerian assets held for sale in the second quarter of 2007. As a result, earnings from discontinued operations in the second quarter and first half of 2007 include a $13 million after-tax loss ($64 million pre-tax).
     Due to unsuccessful drilling activities in Nigeria, in the first quarter of 2006, we recognized an $85 million impairment of our investment in Nigeria equal to the costs to drill two dry holes and a proportionate share of block-related costs. There was no income tax benefit related to this impairment.
Capital Resources, Uses and Liquidity
     The following discussion of liquidity and capital resources should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.
Sources and Uses of Cash

	Six Months Ended June 30,
	2007	2006
	(In millions)
Sources of cash and cash equivalents:
Operating cash flow — continuing operations	$3,152	2,587
Net commercial paper borrowings	—	1,452
Sales of property and equipment	37	26
Stock option exercises	60	27
Net decrease in short-term investments	259	348
Other	17	7

Total sources of cash and cash equivalents	3,525	4,447

Uses of cash and cash equivalents:
Capital expenditures	(2,990)	(4,584)
Net commercial paper repayments	(183)	—
Debt repayments	—	(208)
Repurchases of common stock	(10)	(253)
Dividends	(129)	(104)

Total uses of cash and cash equivalents	(3,312)	(5,149)

Increase (decrease) from continuing operations	213	(702)
Increase from discontinued operations	82	100
Effect of foreign exchange rates	16	26

Net increase (decrease) in cash and cash equivalents	$311	(576)

Cash and cash equivalents at end of period	$1,067	1,030

Short-term investments at end of period	$315	574

Operating Cash Flow — Continuing Operations
     Net cash provided by operating activities (“operating cash flow”) continued to be the primary source of capital and liquidity in the first half of 2007. Changes in operating cash flow are largely due to the same factors that affect our net earnings, with the exception of those earnings changes due to such noncash expenses as DD&A, financial instrument fair value changes, property impairments and deferred income tax expense. As a result, our operating cash flow increased in 2007 primarily due to the increase in earnings as discussed in the “Results of Operations” section of this report.
Commercial Paper Activity
     During 2007, we utilized operating cash flow and reduced short-term investment balances to repay $0.2 billion of our outstanding commercial paper balances. The outstanding commercial paper relates primarily to the June 2006 acquisition of Chief. This $2.0 billion acquisition was partially funded with $1.4 billion of commercial paper borrowings in 2006. Our commercial paper outstanding at June 30, 2007 totaled $1.6 billion and had an average interest rate of 5.45%.
Changes in Short-Term Investments
     To maximize our income on available cash balances, we invest in highly liquid, short-term investments. The purchase and sale of these short-term investments will cause cash and cash equivalents to decrease and increase, respectively. Short-term investment balances decreased $259 million in the first half of 2007 primarily to fund net commercial paper repayments. Short-term investment balances decreased $348 million during the first half of 2006 primarily to fund a portion of the Chief acquisition.
Capital Expenditures
     Our 2007 operating cash flow was primarily used to fund our capital expenditures. The majority of our expenditures are for the acquisition, drilling or development of oil and gas properties, which totaled $2.7 billion in the first half of 2007.
     Our 2006 cash used for capital expenditures totaled $4.6 billion. This total includes $4.3 billion for the acquisition, drilling or development of oil and gas properties, including $2.0 billion related to the acquisition of the Chief properties.
Repurchases of Common Stock
     On June 6, 2007, our Board of Directors approved an ongoing, annual stock repurchase program to offset dilution resulting from restricted stock issued to, and options exercised by, employees. The new repurchase program authorizes the repurchase of up to 4.5 million shares in 2007 and is in addition to our 50 million share repurchase program approved in August 2005.
     During the first half of 2007, we repurchased 0.2 million shares under the program authorized in June 2007. During the first half of 2006, we repurchased 4.2 million shares under the program authorized in August 2005.
Dividends
     Our common stock dividends were $124 million and $99 million in the first half of 2007 and 2006, respectively. We also paid $5 million of preferred stock dividends in 2007 and 2006. The 2007 increase in common stock dividends was primarily related to a 25% increase in the quarterly dividend rate in the first quarter of 2007.
Liquidity
     As discussed in our 2006 Annual Report on Form 10-K, our primary source of capital and liquidity has been our operating cash flow. Additionally, we maintain revolving lines of credit and a commercial paper program which can be accessed as needed to supplement operating cash flow. Other available sources of capital and liquidity include the issuance of equity securities and long-term debt. Another major source of near-term liquidity will be proceeds from the sales of our operations in Egypt and West Africa.
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

Credit Lines
     In April 2007, we extended the maturity of our existing $2.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”) from April 7, 2011 to April 7, 2012. As of June 30, 2007, there were no borrowings under the Senior Credit Facility. The available capacity under the Senior Credit Facility as of June 30, 2007, net of $1.6 billion of outstanding commercial paper and $292 million of outstanding letters of credit, was approximately $583 million.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization of no more than 65%. As of June 30, 2007, our ratio as calculated pursuant to this covenant was 24.6%.
     On July 11, 2007, we received a commitment from certain lenders to establish a new $1 billion 364-day unsecured revolving senior credit facility (the “Short-Term Facility”). Subsequently, the amount of the commitment was increased to $1.5 billion. We expect to close the Short-Term Facility by August 10, 2007. This new facility will provide us with provisional interim liquidity until we receive the proceeds from divestitures of assets in Africa. The Short-Term Facility will be used to support an increase in Devon’s commercial paper program from $2 billion to $3.5 billion.
     The Short-Term Facility will mature 364 days from the closing date. On the maturity date, all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to the maturity date, we have the option to convert any outstanding principal amount of loans under the Short-Term Facility to a term loan which will be repayable in a single payment 12 months from the maturity date.
     Amounts borrowed under the Short-Term Facility will bear interest at various fixed rate options for periods of up to 12 months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Short-Term Facility currently provides for an annual facility fee of approximately $1.0 million that is payable quarterly in arrears.
     The agreement governing the Short-Term Facility will contain substantially the same covenants and restrictions as Devon’s existing Senior Credit Facility, including a maximum allowed debt-to-capitalization ratio of 65% as defined in the agreement.
Debt Ratings
     As of June 30, 2007, we are not aware of any potential ratings downgrades contemplated by the rating agencies.
Master Limited Partnership
     We announced on July 18, 2007 that our Board of Directors had approved a plan to form a new, publicly traded master limited partnership (“MLP”). The MLP will initially own a minority interest in our U.S. onshore marketing and midstream business. This business includes natural gas gathering and processing assets located in Texas, Oklahoma, Wyoming and Montana.
     We expect to file with the SEC a registration statement for the planned MLP in the third quarter of 2007. An offering of partnership units in the MLP is planned following registration with the SEC.
     A Devon subsidiary will serve as the general partner of the MLP, and we expect to own a majority of the partnership units following completion of the initial public offering. Following the offering, we will continue to own a majority interest in our U.S. onshore marketing and midstream business.
     A significant portion of the proceeds from the sale of MLP units is expected to be utilized to retire a portion of our debt and to repurchase shares of our common stock. Any remaining proceeds would also be available to us for payment of dividends and other corporate purposes.
     This report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers to sell, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption from such requirements.

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
     Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2007 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in Devon’s internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2006 Annual Report on Form 10-K.
Item 1A. Risk Factors
     Except as stated below, there have been no material changes to the information included in Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K.
Our Planned Master Limited Partnership May Not Be Formed or the Planned Structure May Change
     We announced on July 18, 2007 that our Board of Directors had approved a plan to form a new, publicly traded MLP. The MLP will initially own a minority interest in our U.S. onshore marketing and midstream business. Completion of this plan is subject to market conditions and numerous other risks beyond our control. Therefore, it is possible that the MLP will not be formed, will not complete an offering of securities, will not raise the planned amount of capital even if an offering of securities is completed, and will not be able to complete the planned actions on the timetable indicated. Furthermore, the structure, nature, purpose and proposed assets and liabilities of the MLP may change materially from those anticipated. In addition, the MLP, and our retained investment in the MLP, will be subject to the risks normally attendant to businesses in the marketing and midstream industry.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of	Maximum Number of
	Number of	Average Price	Shares Purchased as	Shares that May Yet
	Shares	Paid per	Part of Publicly Announced	Be Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs (1)
April	—	$—	—	43,533,001
May	—	$—	—	43,533,001
June	200,800	$78.32	200,800	47,832,201

Total	200,800	$78.32	200,800

(1)	In August 2005, Devon’s Board of Directors approved a stock repurchase program to repurchase up to 50 million shares of Devon’s common stock. This program was suspended in 2006 as a result of the Chief acquisition. As of June 30, 2007, there were still 43,533,001 shares available for purchase under this program. On June 6, 2007, Devon’s Board of Directors approved an ongoing, annual stock repurchase program to offset dilution resulting from restricted stock issued to, and options exercised by, employees. The new repurchase program authorizes the repurchase of up to 4.5 million shares in 2007 and is in addition to the 50 million share repurchase program that was authorized in August 2005. The shares purchased in June relate to the program authorized in June 2007.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     (a) Devon’s Annual Meeting of Stockholders was held in Oklahoma City, Oklahoma at 8:00 a.m., local time, on Wednesday, June 6, 2007.
     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as Directors as listed in the Proxy Statement for the June 6, 2007 meeting and all nominees were elected.
     (c) A total of 392,453,601 shares of Devon’s common stock outstanding and entitled to vote were present at the June 6, 2007 meeting in person or by proxy, representing approximately 88.2% of the total outstanding shares. The matters voted upon were as follows:
          1. The election of three Directors to serve on Devon’s Board of Directors until the 2010 Annual Meeting of Stockholders. A total of at least 97.52% of all voted shares were cast for approval of each nominee. The vote tabulation with respect to each nominee was as follows:

		Authority
Nominee	For	Withheld
Thomas F. Ferguson	382,733,634	9,719,967
David M. Gavrin	382,797,534	9,656,067
John Richels	383,295,245	9,158,356
          2.   Ratification of KPMG LLP as the Company’s Independent Auditors for 2007. A total of 97.55% of all voted shares were cast for ratification of KPMG LLP. The results of the votes were as follows:

FOR:	382,840,946
AGAINST:	7,257,147
ABSTAIN:	2,355,604
Item 5. Other Information
     None

Item 6. Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit
Number	Description
31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Danny J. Heatly, Vice President — Accounting and Chief Accounting Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Danny J. Heatly, Vice President — Accounting and Chief Accounting Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION
Date: August 3, 2007	/s/ Danny J. Heatly
Danny J. Heatly
Vice President — Accounting and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Danny J. Heatly, Vice President — Accounting and Chief Accounting Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Danny J. Heatly, Vice President — Accounting and Chief Accounting Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.