Form 10-Q
period 2007-09-30
DEVON ENERGY CORP/DE
filed 2007-11-07
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of Registrant’s common stock, par value $0.10, as of October 31, 2007, was 444,960,000.

[This page intentionally left blank.]

DEVON ENERGY CORPORATION
INDEX TO FORM 10-Q QUARTERLY REPORT
TO THE SECURITIES AND EXCHANGE COMMISSION

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information which was used to prepare the December 31, 2006 reserve reports and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negatives or variations of such terms or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	energy markets;

•	production levels, including our Canadian production subject to government royalties which fluctuate with prices and our International production governed by payout agreements which affect reported production;

•	reserve levels;

•	competitive conditions;

•	technology;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	the supply and demand for oil, natural gas, NGLs and other energy products or services;

•	the price of oil, natural gas, NGLs and other energy products or services;

•	currency exchange rates;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	drilling risks;

•	future processing volumes and pipeline throughput;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which we or our subsidiaries conduct business;

•	legislative or regulatory changes, including retroactive royalty or production tax regimes, changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations;

•	terrorism;

•	occurrence of property acquisitions or divestitures or the timing of such planned transactions;

•	the securities or capital markets; and

•	other factors disclosed in Devon’s 2006 Annual Report on Form 10-K under “Item 2. Properties — Proved Reserves and Estimated Future Net Revenue,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.
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

PART I. Financial Information
Item 1. Consolidated Financial Statements
DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,392	692
Short-term investments, at fair value	341	574
Accounts receivable	1,435	1,324
Current assets held for sale	176	232
Other current assets	340	390

Total current assets	3,684	3,212

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($3,371 and $3,293 excluded from amortization in 2007 and 2006, respectively)	46,546	39,585
Less accumulated depreciation, depletion and amortization	19,561	16,429

	26,985	23,156
Investment in Chevron Corporation common stock, at fair value	1,327	1,043
Goodwill	6,150	5,706
Assets held for sale	1,707	1,619
Other assets	418	327

Total assets	$40,271	35,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$1,268	1,154
Revenues and royalties due to others	529	522
Income taxes payable	187	82
Short-term debt	2,076	2,205
Accrued interest payable	191	114
Current liabilities associated with assets held for sale	190	173
Accrued expenses and other current liabilities	325	395

Total current liabilities	4,766	4,645

Debentures exchangeable into shares of Chevron Corporation common stock	638	727
Other long-term debt	5,235	4,841
Financial instruments, at fair value	495	302
Asset retirement obligation, at fair value	1,246	804
Liabilities associated with assets held for sale	445	429
Other liabilities	622	583
Deferred income taxes	5,992	5,290
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 4,500,000 shares; issued 1,500,000 ($150 million aggregate liquidation value)	1	1
Common stock of $0.10 par value. Authorized 800,000,000 shares; issued 444,699,000 in 2007 and 444,040,000 in 2006	45	44
Additional paid-in capital	6,883	6,840
Retained earnings	11,564	9,114
Accumulated other comprehensive income	2,339	1,444
Treasury stock, at cost: 11,000 shares in 2006	—	(1)

Total stockholders’ equity	20,832	17,442

Commitments and contingencies (Note 6)
Total liabilities and stockholders’ equity	$40,271	35,063

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$905	696	2,461	1,806
Gas sales	1,182	1,186	3,788	3,709
NGL sales	242	204	643	573
Marketing and midstream revenues	434	413	1,273	1,261

Total revenues	2,763	2,499	8,165	7,349

Expenses and other income, net:
Lease operating expenses	457	363	1,326	1,036
Production taxes	85	92	255	261
Marketing and midstream operating costs and expenses	301	301	912	924
Depreciation, depletion and amortization of oil and gas properties	705	547	1,937	1,480
Depreciation and amortization of non-oil and gas properties	51	43	146	127
Accretion of asset retirement obligation	19	12	55	35
General and administrative expenses	126	104	358	284
Interest expense	108	112	325	315
Change in fair value of financial instruments	(22)	22	(31)	81
Reduction of carrying value of oil and gas properties	—	20	—	36
Other income, net	(28)	(28)	(71)	(86)

Total expenses and other income, net	1,802	1,588	5,212	4,493
Earnings from continuing operations before income tax expense	961	911	2,953	2,856
Income tax expense:
Current	96	147	459	471
Deferred	221	111	452	253

Total income tax expense	317	258	911	724

Earnings from continuing operations	644	653	2,042	2,132
Discontinued operations:
Earnings from discontinued operations before income tax expense	177	112	442	337
Income tax expense	86	60	194	205

Earnings from discontinued operations	91	52	248	132

Net earnings	735	705	2,290	2,264
Preferred stock dividends	2	2	7	7

Net earnings applicable to common stockholders	$733	703	2,283	2,257

Basic net earnings per share:
Earnings from continuing operations	$1.45	1.47	4.57	4.81
Earnings from discontinued operations	0.20	0.12	0.56	0.30

Net earnings	$1.65	1.59	5.13	5.11

Diluted net earnings per share:
Earnings from continuing operations	$1.43	1.45	4.52	4.76
Earnings from discontinued operations	0.20	0.12	0.55	0.29

Net earnings	$1.63	1.57	5.07	5.05

Weighted average common shares outstanding:
Basic	445	441	445	441

Diluted	450	447	450	447

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In millions)
Net earnings	$735	705	2,290	2,264
Foreign currency translation:
Change in cumulative translation adjustment	579	(1)	1,311	303
Income taxes	(33)	—	(74)	7

Total	546	(1)	1,237	310

Derivative financial instruments – reclassification adjustment for realized gains included in net earnings	—	—	(1)	(1)

Pension and postretirement benefit plans:
Recognition of net actuarial loss in net earnings	4	—	12	—
Income taxes	(2)	—	(5)	—

Total	2	—	7	—

Investment in Chevron Corporation common stock (Note 1):
Unrealized holding gain	—	39	—	114
Income taxes	—	(14)	—	(41)

Total	—	25	—	73

Other comprehensive income, net of tax	548	24	1,243	382

Comprehensive income	$1,283	729	3,533	2,646

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity
	(Unaudited)
	(In millions)
Nine Months Ended September 30, 2007
Balance as of December 31, 2006	$1	444	$44	6,840	9,114	1,444	(1)	17,442
Adoption of FASB Statement No. 159 (Note 1)	—	—	—	—	364	(364)	—	—
Adoption of FASB Interpretation No. 48 (Note 1)	—	—	—	—	(10)	—	—	(10)
Adoption of FASB Statement No. 158 (Note 4)	—	—	—	—	(1)	16	—	15
Net earnings	—	—	—	—	2,290	—	—	2,290
Other comprehensive income	—	—	—	—	—	1,243	—	1,243
Stock option exercises	—	3	1	70	—	—	—	71
Common stock repurchased	—	(2)	—	—	—	—	(138)	(138)
Common stock retired	—	—	—	(139)	—	—	139	—
Common stock dividends	—	—	—	—	(186)	—	—	(186)
Preferred stock dividends	—	—	—	—	(7)	—	—	(7)
Share-based compensation	—	—	—	92	—	—	—	92
Excess tax benefits on share-based compensation	—	—	—	20	—	—	—	20

Balance as of September 30, 2007	$1	445	$45	6,883	11,564	2,339	—	20,832

Nine Months Ended September 30, 2006
Balance as of December 31, 2005	$1	443	$44	6,928	6,477	1,414	(2)	14,862
Net earnings	—	—	—	—	2,264	—	—	2,264
Other comprehensive income	—	—	—	—	—	382	—	382
Stock option exercises	—	2	—	53	—	—	—	53
Restricted stock grants, net of cancellations	—	1	—	(3)	—	—	(2)	(5)
Common stock repurchased	—	(4)	—	—	—	—	(253)	(253)
Common stock retired	—	—	—	(256)	—	—	256	—
Common stock dividends	—	—	—	—	(148)	—	—	(148)
Preferred stock dividends	—	—	—	—	(7)	—	—	(7)
Share-based compensation	—	—	—	55	—	—	—	55
Excess tax benefits on share-based compensation	—	—	—	14	—	—	—	14

Balance as of September 30, 2006	$1	442	$44	6,791	8,586	1,796	(1)	17,217

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In Millions)
Cash flows from operating activities:
Net earnings	$2,290	2,264
Earnings from discontinued operations, net of tax	(248)	(132)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	2,083	1,607
Deferred income tax expense	452	253
Net gain on sales of non-oil and gas property and equipment	(1)	(5)
Reduction of carrying value of oil and gas properties	—	36
Other noncash charges	125	163
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(12)	206
Other current assets	(65)	(45)
Long-term other assets	(53)	(37)
Increase (decrease) in:
Accounts payable	111	(59)
Income taxes payable	139	(34)
Other current liabilities	(78)	197
Long-term other liabilities	(4)	(1)

Cash provided by operating activities – continuing operations	4,739	4,413
Cash provided by operating activities – discontinued operations	370	469

Net cash provided by operating activities	5,109	4,882

Cash flows from investing activities:
Proceeds from sales of property and equipment	39	36
Capital expenditures, including acquisitions of businesses	(4,477)	(5,959)
Purchases of short-term investments	(659)	(1,868)
Sales of short-term investments	892	2,424

Cash used in investing activities – continuing operations	(4,205)	(5,367)
Cash used in investing activities – discontinued operations	(153)	(187)

Net cash used in investing activities	(4,358)	(5,554)

Cash flows from financing activities:
Net senior credit facility borrowings, net of issuance costs	400	—
Net commercial paper (repayments) borrowings, net of issuance costs	(129)	1,439
Principal payments on debt, including current maturities	(166)	(860)
Proceeds from exercise of stock options	71	53
Repurchases of common stock	(133)	(253)
Excess tax benefits related to share-based compensation	20	14
Dividends paid on common stock	(186)	(148)
Dividends paid on preferred stock	(7)	(7)

Net cash (used in) provided by financing activities	(130)	238

Effect of exchange rate changes on cash	44	24

Net increase (decrease) in cash and cash equivalents	665	(410)
Cash and cash equivalents at beginning of period (including cash related to assets held for sale)	756	1,606

Cash and cash equivalents at end of period (including cash related to assets held for sale)	$1,421	1,196

Supplementary cash flow data:
Interest paid (net of capitalized interest)	$226	349
Income taxes paid	$293	581
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
     In the opinion of Devon’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006.
Net Earnings Per Common Share
     The following table reconciles earnings from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and 2006.

	Net
	Earnings	Weighted
	Applicable to	Average	Net
	Common	Common Shares	Earnings
	Stockholders	Outstanding	per Share
	(In millions, except per share amounts)
Three Months Ended September 30, 2007:
Earnings from continuing operations	$644
Less preferred stock dividends	(2)

Basic earnings per share	642	445	$1.45
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	5

Diluted earnings per share	$642	450	$1.43

Three Months Ended September 30, 2006:
Earnings from continuing operations	$653
Less preferred stock dividends	(2)

Basic earnings per share	651	441	$1.47
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	6

Diluted earnings per share	$651	447	$1.45

Nine Months Ended September 30, 2007:
Earnings from continuing operations	$2,042
Less preferred stock dividends	(7)

Basic earnings per share	2,035	445	$4.57
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	5

Diluted earnings per share	$2,035	450	$4.52

Nine Months Ended September 30, 2006:
Earnings from continuing operations	$2,132
Less preferred stock dividends	(7)

Basic earnings per share	2,125	441	$4.81
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	6

Diluted earnings per share	$2,125	447	$4.76

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculations because the options are antidilutive. During the three-month and nine-month periods ended September 30, 2007, 2.1 million and 4.0 million shares were excluded from the diluted earnings per share calculations, respectively. During both the three-month and nine-month periods ended September 30, 2006, 2.6 million shares were excluded from the diluted earnings per share calculations.
Short-term Investments and Other Marketable Securities – Change in Accounting Principle
     Devon owns approximately 14.2 million shares of Chevron Corporation (“Chevron”) common stock. The majority of these shares are held in connection with debt owed by Devon that contains an exchange option. This exchange option allows the debt holders, prior to the debt’s maturity, to exchange the debt for the shares of Chevron common stock owned by Devon.
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
     In the three-month and nine-month periods ended September 30, 2007, the change in fair value of financial instruments caption on Devon’s statements of operations includes unrealized gains of $133 million and $285 million, respectively, related to the Chevron common stock, and unrealized losses of $111 million and $255 million, respectively, related to the embedded option. In the three-month and nine-month periods ended September 30, 2006, prior to adopting Statement No. 159, unrealized losses of $22 million and $83 million, respectively, related to the change in fair value of the embedded option were included in the change in fair value of financial instruments caption on Devon’s statements of operations.
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     At September 30, 2007, undistributed earnings of foreign subsidiaries included in continuing operations were determined to be permanently reinvested. Therefore, no U.S. deferred income taxes were provided on such amounts at September 30, 2007. If it becomes apparent that some or all of the undistributed earnings will be distributed, Devon would then record taxes on those earnings.
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
     On November 14, 2006, Devon announced that it intended to divest its operations in Egypt. Devon closed the sale of its Egyptian properties on October 4, 2007. Also, on January 23, 2007, Devon announced that it intends to divest its operations in West Africa. See Note 11 for more discussion regarding these divestiture activities.
Asset Retirement Obligations
     The following is a summary of the changes in Devon’s ARO for the first nine months of 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)
Asset retirement obligation as of beginning of period	$857	636
Liabilities incurred	44	92
Liabilities settled	(52)	(39)
Revision of estimated obligation	311	135
Accretion expense on discounted obligation	55	35
Foreign currency translation adjustment	85	13

Asset retirement obligation as of end of period	1,300	872
Less current portion	54	45

Asset retirement obligation, long-term	$1,246	827

     During the nine months ended September 30, 2007 and 2006, Devon recognized a $311 million and $135 million revision to its ARO, respectively. The primary factors causing the 2007 fair value increase were an overall increase in abandonment cost estimates and an increase in the assumed inflation rate. The effect of these factors was partially offset by the effect of an increase in the discount rate used to calculate the present value of the obligations. The primary factor causing the 2006 fair value increase was an overall increase in abandonment cost estimates.
3. Debt
Senior Credit Facility
     In April 2007, Devon extended the maturity of its existing $2.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”) from April 7, 2011 to April 7, 2012.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of September 30, 2007, Devon was in compliance with this covenant. Devon’s debt-to-capitalization ratio at September 30, 2007, as calculated pursuant to the terms of the agreement, was 24.8%.
     As of September 30, 2007, Devon had $400 million of outstanding borrowings under the Senior Credit Facility at an average rate of 5.85%. The available capacity under the Senior Credit Facility as of September 30, 2007, net of these borrowings as well as $1.7 billion of outstanding commercial paper and $280 million of outstanding letters of credit, was approximately $128 million.
Short-Term Credit Facility
     On August 7, 2007, Devon established a new $1.5 billion 364-day, syndicated, unsecured revolving senior credit facility (the “Short-Term Facility”). This new facility provides Devon with provisional interim liquidity until it receives the proceeds from divestitures of assets in Africa (see Note 11). The Short-Term Facility was also used to support an increase in Devon’s commercial paper program from $2 billion to $3.5 billion.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Short-Term Facility matures 364 days from the closing date. On the maturity date, all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to the maturity date, Devon has the option to convert any outstanding principal amount of loans under the Short-Term Facility to a term loan which will be repayable in a single payment 364 days from the maturity date.
     Amounts borrowed under the Short-Term Facility bear interest at various fixed rate options for periods of up to 12 months. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The Short-Term Facility currently provides for an annual facility fee of approximately $1.0 million that is payable quarterly in arrears.
     The agreement governing the Short-Term Facility contains substantially the same covenants and restrictions as Devon’s existing Senior Credit Facility, including a maximum allowed debt-to-capitalization ratio of 65% as defined in the agreement.
     As of September 30, 2007, there were no amounts borrowed under the Short-Term Facility, and the available capacity was $1.5 billion.
Commercial Paper
     As of September 30, 2007, Devon had $1.7 billion of outstanding commercial paper at an average rate of 5.66%.
Exchangeable Debentures
     During the third quarter of 2007, certain holders of exchangeable debentures exercised their option to convert their debentures prior to the August 15, 2008 maturity date. Devon has the option to settle conversions of the exchangeable debentures with either shares of Chevron common stock or cash equal to the market value of Chevron common stock at the time of conversion. Devon paid $166 million in cash to settle the conversions in the third quarter of 2007. As a result of the $166 million payment, Devon retired outstanding exchangeable debentures totaling $104 million as well as the related embedded derivative option with a value of $62 million.
     As of September 30, 2007, the Chevron exchangeable debentures are due within one year. However, Devon continues to classify this debt as long-term because it has the intent and ability to refinance these debentures on a long-term basis with the available capacity under its existing credit facilities or other long-term financing arrangements.
4. Retirement Plans
Net Periodic Benefit Cost and Other Comprehensive Income
     The following table presents the components of net periodic benefit cost and other comprehensive income for Devon’s pension and other post retirement benefit plans for the three-month and nine-month periods ended September 30, 2007 and 2006.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
				(In millions)
Net periodic benefit cost:
Service cost	$8	6	23	18	—	—	—	—
Interest cost	11	10	33	30	1	1	3	3
Expected return on plan assets	(12)	(11)	(36)	(33)	—	—	—	—
Net actuarial loss	3	3	10	9	—	—	—	—

Net periodic benefit cost	10	8	30	24	1	1	3	3
Other comprehensive income:
Recognition of net actuarial loss in net periodic benefit cost	(4)	—	(12)	—	—	—	—	—

Total recognized	$6	8	18	24	1	1	3	3

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
5. Stockholders’ Equity
Stock Repurchases
     In August 2005, Devon’s Board of Directors approved a stock repurchase program to repurchase up to 50 million shares of Devon’s common stock. This program was suspended in 2006 as a result of the $2.0 billion acquisition of oil and gas properties from Chief Holdings LLC (“Chief”) in June 2006. Prior to the suspension of the program and as of September 30, 2007, Devon had repurchased 6.5 million shares under this program for $387 million, or $59.80 per share. Although this program expires at the end of 2007, it could be extended. Should the Board of Directors elect to extend this repurchase program beyond the end of 2007, management expects to resume repurchases in conjunction with the closings of the planned sales of Devon’s operations in West Africa (see Note 11).
     On June 6, 2007, Devon’s Board of Directors approved an ongoing, annual stock repurchase program to offset dilution resulting from restricted stock issued to, and options exercised by, employees. The new repurchase program authorizes the repurchase of up to 4.5 million shares in 2007 and is in addition to the repurchase program described above. As of September 30, 2007, Devon had repurchased 1.8 million shares under the new program for $136 million, or $77.49 per share.
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Certain of Devon’s subsidiaries acquired in past mergers are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of September 30, 2007, Devon’s consolidated balance sheet included $4 million of non-current accrued liabilities, reflected in “Other liabilities,” related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.
Royalty Matters
     Numerous gas producers and related parties, including Devon, have been named in various lawsuits alleging violation of the federal False Claims Act. The suits allege that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates which resulted in underpayment of royalties in connection with natural gas and natural gas liquids produced and sold from federal and Indian owned or controlled lands. The principal suit in which Devon is a defendant is United States ex rel. Wright v. Chevron USA, Inc. et al. (the “Wright case”). The suit was originally filed in August 1996 in the United States District Court for the Eastern District of Texas, but was consolidated in October 2000 with the other suits for pre-trial proceedings in the United States District Court for the District of Wyoming. On July 10, 2003, the District of Wyoming remanded the Wright case back to the Eastern District of Texas to resume proceedings. On April 12, 2007, the court entered a trial plan and scheduling order in which the case will proceed in phases. A defendant other than Devon is set for trial in August 2008. The next phase trial is set for February 2009. Defendants, other than Devon, were selected for this trial. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suit, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure in association with this lawsuit and no liability has been recorded in connection therewith.
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
     The U.S. House of Representatives in January 2007 and July 2007 passed legislation that would require companies to renegotiate the 1998 and 1999 leases as a condition of securing future federal leases. If this legislation were to become law, it would require price thresholds to be effective in the renegotiated 1998 and 1999 leases effective October 1, 2006. Although Devon has not yet signed renegotiated leases, it has accrued through September 30, 2007 approximately $21 million for royalties that would be due if price thresholds were added to its 1998 and 1999 leases effective October 1, 2006.
Canadian Royalties
     On October 25, 2007, the Alberta government proposed increases to the royalty rates on oil and natural gas production beginning in 2009. Devon believes this proposal would reduce future earnings and cash flows from its oil and gas properties located in Alberta. Additionally, assuming all other factors are equal, higher royalty rates would likely result in lower levels of capital investment in Alberta relative to Devon’s other areas of operation.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
However, the magnitude of the potential impact, which will depend on the final form of enacted legislation and other factors which impact the relative expected economic returns of capital projects, cannot be reasonably estimated at this time.
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
     Based on current estimates of physical damage and the anticipated length of time Devon will have production suspended, Devon expects its policy recoveries will exceed repair costs and deductible amounts. This expectation is based upon several variables, including the $467 million received in the third quarter of 2006 as a full settlement of the amount due from Devon’s primary insurers and $13 million received in the second quarter of 2007 as a full settlement of the amount due from certain of Devon’s secondary insurers. Devon continues to negotiate with its other secondary insurers and expects to receive additional policy recoveries as a result of such negotiations. As of September 30, 2007, $281 million of these proceeds had been utilized as reimbursement of past repair costs and deductible amounts. The remaining proceeds of $199 million are expected to be utilized as reimbursement of Devon’s anticipated future repair costs.
     Should Devon’s total policy recoveries, including settlements already received from Devon’s primary and secondary insurers, exceed all repair costs and deductible amounts, such excess will be recognized as other income in the statement of operations in the period in which such determination can be made.
     The policy underlying the insurance program terms described above expired on August 31, 2006. During the third quarter of 2006 and again in the third quarter of 2007, Devon was able to re-establish a comprehensive insurance program that includes business interruption and physical damage coverage for its business. However, due to significant changes in the marketplace, Devon was only able to obtain a de minimis amount of coverage for any damage that may be caused by named windstorms in the Gulf of Mexico. Devon has not experienced any windstorm losses covered by the new insurance arrangements through September 30, 2007.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Fair Value Measurements
     Certain of Devon’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following table provides fair value measurement information for such assets and liabilities as of September 30, 2007.

		Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Short-term investments	$341	341	—	—
Investment in Chevron common stock	$1,327	1,327	—	—
Financial instruments	$8	—	8	—

Liabilities:
Financial instruments	$497	—	497	—
Asset retirement obligation (ARO)	$1,300	—	—	1,300
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
8. Change in Fair Value of Financial Instruments
     The components of change in fair value of financial instruments include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Option embedded in exchangeable debentures	$111	22	255	83
Investment in Chevron common stock (Note 1)	(133)	—	(285)	—
Interest rate swaps	—	—	(1)	(2)

Total	$(22)	22	(31)	81

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Reduction of Carrying Value of Oil and Gas Properties
     The following schedule summarizes the reductions of carrying value of oil and gas properties for the third quarter and first nine months of 2006.

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
		Net of		Net of
	Gross	Taxes	Gross	Taxes
	(In millions)
Brazil	$—	—	16	16
Russia	20	10	20	10

Total	$20	10	36	26

     As a result of a decline in projected future net cash flows, the carrying value of Devon’s Russian properties exceeded the ceiling by $10 million in the third quarter of 2006. Therefore, in the third quarter of 2006, Devon recognized a $20 million reduction of the carrying value of its oil and gas properties in Russia, offset by a $10 million deferred income tax benefit.
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
     See Note 11 for information related to reductions of carrying value of oil and gas properties included in discontinued operations.
10. Other Income
     The components of other income include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Interest and dividend income	$24	22	63	78
Net gain on sales of non-oil and gas property and equipment	—	—	1	5
Other	4	6	7	3

Total	$28	28	71	86

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
     On October 4, 2007, Devon closed the sale of its Egyptian operations and received proceeds of $341 million. As a result of this sale, Devon will record an after-tax gain related to this transaction of approximately $130 million in the fourth quarter of 2007.
     Devon is finalizing purchase and sales agreements and obtaining the necessary partner and government

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approvals for the properties in the West African divestiture package. Devon expects to complete these sales during the first half of 2008.
     Revenues related to Devon’s operations in Egypt and West Africa totaled $206 million and $223 million in the three months ended September 30, 2007 and September 30, 2006 and $596 million and $707 million in the nine months ended September 30, 2007 and September 30, 2006, respectively.
     The following table presents the main classes of assets and liabilities associated with Devon’s operations in Egypt and West Africa as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(In millions)
Assets:
Cash	$29	64
Accounts receivable	87	101
Other current assets	60	67

Current assets	$176	232

Long-term assets – property and equipment, net of accumulated depreciation, depletion and amortization	$1,707	1,619

Liabilities:
Accounts payable – trade	$34	48
Income taxes payable	146	115
Current portion of asset retirement obligation	8	8
Accrued expenses and other current liabilities	2	2

Current liabilities	$190	173

Asset retirement obligation, long-term	$44	38
Deferred income taxes	385	375
Other liabilities	16	16

Long-term liabilities	$445	429

Reduction of Carrying Value
     Based on recent drilling activities in Nigeria, Devon reduced the carrying value of its Nigerian assets held for sale in the second quarter of 2007. As a result, earnings from discontinued operations in the nine months ended 2007 include a $13 million after-tax loss ($64 million pre-tax).
     As a result of unsuccessful exploratory activities in Egypt during the third quarter of 2006, the net book value of Devon’s Egyptian oil and gas properties, less related deferred income taxes, exceeded the ceiling by $18 million as of September 30, 2006. Therefore, in the third quarter of 2006, Devon recognized a $13 million after-tax loss Egypt ($31 million pre-tax).
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Segment Information
     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

	U.S.	Canada	International	Total
	(In millions)
As of September 30, 2007:
Current assets	$1,693	837	1,154	3,684
Property and equipment, net of accumulated depreciation, depletion and amortization	17,237	8,652	1,096	26,985
Goodwill	3,053	3,029	68	6,150
Other assets	1,624	53	1,775	3,452

Total assets	$23,607	12,571	4,093	40,271

Current liabilities	$3,660	670	436	4,766
Long-term debt	2,898	2,975	—	5,873
Asset retirement obligation, long-term	605	569	72	1,246
Other liabilities	1,070	43	449	1,562
Deferred income taxes	3,734	2,195	63	5,992
Stockholders’ equity	11,640	6,119	3,073	20,832

Total liabilities and stockholders’ equity	$23,607	12,571	4,093	40,271

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Three Months Ended September 30, 2007:
Revenues:
Oil sales	$359	224	322	905
Gas sales	867	312	3	1,182
NGL sales	196	46	—	242
Marketing and midstream revenues	421	13	—	434

Total revenues	1,843	595	325	2,763

Expenses and other income, net:
Lease operating expenses	247	177	33	457
Production taxes	50	1	34	85
Marketing and midstream operating costs and expenses	296	5	—	301
Depreciation, depletion and amortization of oil and gas properties	457	193	55	705
Depreciation and amortization of non-oil and gas properties	45	5	1	51
Accretion of asset retirement obligation	10	8	1	19
General and administrative expenses	95	31	—	126
Interest expense	58	50	—	108
Change in fair value of financial instruments	(22)	—	—	(22)
Other income, net	(10)	(6)	(12)	(28)

Total expenses and other income, net	1,226	464	112	1,802

Earnings from continuing operations before income tax expense	617	131	213	961
Income tax expense (benefit):
Current	(2)	40	58	96
Deferred	215	8	(2)	221

Total income tax expense	213	48	56	317

Earnings from continuing operations	404	83	157	644
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	177	177
Income tax expense	—	—	86	86

Earnings from discontinued operations	—	—	91	91

Net earnings	404	83	248	735
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$402	83	248	733

Capital expenditures, continuing operations	$1,182	291	114	1,587

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Three Months Ended September 30, 2006:
Revenues:
Oil sales	$328	174	194	696
Gas sales	856	329	1	1,186
NGL sales	151	53	—	204
Marketing and midstream revenues	404	9	—	413

Total revenues	1,739	565	195	2,499

Expenses and other income, net:
Lease operating expenses	207	141	15	363
Production taxes	58	1	33	92
Marketing and midstream operating costs and expenses	299	2	—	301
Depreciation, depletion and amortization of oil and gas properties	358	164	25	547
Depreciation and amortization of non-oil and gas properties	38	5	—	43
Accretion of asset retirement obligation	6	6	—	12
General and administrative expenses	80	24	—	104
Interest expense	56	56	—	112
Change in fair value of financial instruments	22	—	—	22
Reduction of carrying value of oil and gas properties	—	—	20	20
Other (income) expense, net	7	—	(35)	(28)

Total expenses and other income, net	1,131	399	58	1,588

Earnings from continuing operations before income tax expense	608	166	137	911
Income tax expense (benefit):
Current	86	23	38	147
Deferred	93	32	(14)	111

Total income tax expense	179	55	24	258

Earnings from continuing operations	429	111	113	653
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	112	112
Income tax expense	—	—	60	60

Earnings from discontinued operations	—	—	52	52

Net earnings	429	111	165	705
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$427	111	165	703

Capital expenditures, continuing operations	$931	326	85	1,342

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Nine Months Ended September 30, 2007:
Revenues:
Oil sales	$898	562	1,001	2,461
Gas sales	2,733	1,048	7	3,788
NGL sales	509	134	—	643
Marketing and midstream revenues	1,244	29	—	1,273

Total revenues	5,384	1,773	1,008	8,165

Expenses and other income, net:
Lease operating expenses	751	460	115	1,326
Production taxes	165	3	87	255
Marketing and midstream operating costs and expenses	900	12	—	912
Depreciation, depletion and amortization of oil and gas properties	1,230	535	172	1,937
Depreciation and amortization of non-oil and gas properties	130	15	1	146
Accretion of asset retirement obligation	29	23	3	55
General and administrative expenses	278	83	(3)	358
Interest expense	174	151	—	325
Change in fair value of financial instruments	(30)	(1)	—	(31)
Other income, net	(28)	(11)	(32)	(71)

Total expenses and other income, net	3,599	1,270	343	5,212

Earnings from continuing operations before income tax expense	1,785	503	665	2,953
Income tax expense (benefit):
Current	120	145	194	459
Deferred	467	3	(18)	452

Total income tax expense	587	148	176	911

Earnings from continuing operations	1,198	355	489	2,042
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	442	442
Income tax expense	—	—	194	194

Earnings from discontinued operations	—	—	248	248

Net earnings	1,198	355	737	2,290
Preferred stock dividends	7	—	—	7

Net earnings applicable to common stockholders	$1,191	355	737	2,283

Capital expenditures, before revision of future ARO	$3,204	952	329	4,485
Revision of future ARO	210	99	2	311

Capital expenditures, continuing operations	$3,414	1,051	331	4,796

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S.	Canada	International	Total
		(In millions)
Nine Months Ended September 30, 2006:
Revenues:
Oil sales	$956	463	387	1,806
Gas sales	2,577	1,122	10	3,709
NGL sales	414	159	—	573
Marketing and midstream revenues	1,237	24	—	1,261

Total revenues	5,184	1,768	397	7,349

Expenses and other income, net:
Lease operating expenses	601	399	36	1,036
Production taxes	182	4	75	261
Marketing and midstream operating costs and expenses	917	7	—	924
Depreciation, depletion and amortization of oil and gas properties	943	484	53	1,480
Depreciation and amortization of non-oil and gas properties	113	13	1	127
Accretion of asset retirement obligation	19	16	—	35
General and administrative expenses	221	66	(3)	284
Interest expense	144	171	—	315
Change in fair value of financial instruments	83	(2)	—	81
Reduction of carrying value of oil and gas properties	—	—	36	36
Other income, net	(27)	(11)	(48)	(86)

Total expenses and other income, net	3,196	1,147	150	4,493

Earnings from continuing operations before income tax expense (benefit)	1,988	621	247	2,856
Income tax expense (benefit):
Current	281	111	79	471
Deferred	398	(121)	(24)	253

Total income tax expense (benefit)	679	(10)	55	724

Earnings from continuing operations	1,309	631	192	2,132
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	337	337
Income tax expense	—	—	205	205

Earnings from discontinued operations	—	—	132	132

Net earnings	1,309	631	324	2,264
Preferred stock dividends	7	—	—	7

Net earnings applicable to common stockholders	$1,302	631	324	2,257

Capital expenditures, before revision of future ARO	$4,758	1,296	229	6,283
Revision of future ARO	64	71	—	135

Capital expenditures, continuing operations	$4,822	1,367	229	6,418

14. Subsequent Event – Master Limited Partnership
     Devon announced on July 18, 2007 its plan to form a new, publicly traded master limited partnership (“MLP”). The proposed MLP was expected to initially own a minority interest in Devon’s U.S. onshore marketing and midstream business. On November 7, 2007, Devon announced that it had decided not to proceed at this time with its plans to form this MLP. This decision was based primarily on a change in public market conditions for MLPs and other yield-driven investments subsequent to Devon’s announcement of the proposed MLP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2007, compared to the three-month and nine-month periods ended September 30, 2006, and in our financial condition since December 31, 2006. It is presumed that readers have read or have access to our 2006 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.
Overview
     The following summarizes our performance for the three months and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006:
•	Net earnings and earnings per share both increased 4% and 1% during the third quarter of 2007 and the first nine months of 2007, respectively.

•	Net cash provided by operating activities increased $227 million, or 5%, during the first nine months of 2007.

•	Production increased 10% to 618 thousand barrels per day for the third quarter of 2007 and increased 12% to 608 thousand barrels per day for the first nine months of 2007.

•	Combined realized price for oil, gas and NGLs increased 2% and 1% for the third quarter of 2007 and the first nine months of 2007, respectively.

•	Marketing and midstream operating profit increased 19% and 7% during the third quarter of 2007 and the first nine months of 2007, respectively.

•	Per unit operating costs increased 15% and 14% for the third quarter and first nine months of 2007, respectively.

•	Capital expenditures for oil and gas exploration and development activities were $1.4 billion during the third quarter of 2007 and $4.1 billion during the first nine months of 2007.
     On November 14, 2006, we announced our plans to divest our operations in Egypt. On January 23, 2007, we announced our plans to divest our operations in West Africa. Pursuant to accounting rules for discontinued operations, we have classified all 2007 and prior period amounts related to our operations in Egypt and West Africa as discontinued operations.
     On October 4, 2007, we closed the sale of our Egyptian operations and received proceeds of $341 million. As a result of this sale, we will record an after-tax gain related to this transaction of approximately $130 million in the fourth quarter of 2007.
     We are finalizing purchase and sales agreements and obtaining the necessary partner and government approvals for the properties in the West African divestiture package. We expect to complete these sales during the first half of 2008.
     On October 25, 2007, the Alberta government proposed increases to the royalty rates on oil and natural gas production beginning in 2009. We believe this proposal would reduce future earnings and cash flows from our oil and gas properties located in Alberta. Additionally, assuming all other factors are equal, higher royalty rates would likely result in lower levels of capital investment in Alberta relative to our other areas of operation. However, the magnitude of the potential impact, which will depend on the final form of enacted legislation and other factors which impact the relative expected economic returns of capital projects, cannot be reasonably estimated at this time.
     A more complete overview and discussion of full-year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K dated November 7, 2007.

Results of Operations
Revenues
     The three-month and nine-month comparisons of production and price changes are shown in the following tables. The amounts for all periods presented exclude our Egyptian and West African operations. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

	Total
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change(2)	2007	2006	Change(2)
Production
Oil (MMBbls)	13	11	+23%	41	31	+35%
Gas (Bcf)	223	210	+6%	637	599	+6%
NGLs (MMBbls)	7	5	+9%	19	17	+8%
Oil, Gas and NGLs (MMBoe)(1)	57	52	+10%	166	148	+12%

Average Prices
Oil (Per Bbl)	$67.41	63.77	+6%	$59.88	59.43	+1%
Gas (Per Mcf)	5.31	5.63	-6%	5.95	6.19	-4%
NGLs (Per Bbl)	38.34	34.98	+10%	34.31	32.99	+4%
Oil, Gas and NGLs (Per Boe)(1)	40.99	40.24	+2%	41.53	41.23	+1%

Revenues ($ in millions)
Oil	$905	696	+30%	$2,461	1,806	+36%
Gas	1,182	1,186	—	3,788	3,709	+2%
NGLs	242	204	+19%	643	573	+12%

Oil, Gas and NGLs	$2,329	2,086	+12%	$6,892	6,088	+13%

	Domestic
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change(2)	2007	2006	Change(2)
Production
Oil (MMBbls)	5	5	+2%	14	15	-4%
Gas (Bcf)	164	149	+10%	465	415	+12%
NGLs (MMBbls)	6	4	+15%	16	14	+13%
Oil, Gas and NGLs (MMBoe)(1)	38	35	+9%	107	98	+10%

Average Prices
Oil (Per Bbl)	$73.19	68.27	+7%	$63.01	64.30	-2%
Gas (Per Mcf)	5.28	5.73	-8%	5.88	6.21	-5%
NGLs (Per Bbl)	36.78	32.41	+13%	32.68	30.06	+9%
Oil, Gas and NGLs (Per Boe)(1)	37.81	38.86	-3%	38.56	40.34	-4%

Revenues ($ in millions)
Oil	$359	328	+9%	$898	956	-6%
Gas	867	856	+1%	2,733	2,577	+6%
NGLs	196	151	+30%	509	414	+23%

Oil, Gas and NGLs	$1,422	1,335	+6%	$4,140	3,947	+5%

	Canada
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change(2)	2007	2006	Change(2)
Production
Oil (MMBbls)	4	3	+32%	12	9	+24%
Gas (Bcf)	59	61	-5%	171	183	-7%
NGLs (MMBbls)	1	1	-16%	3	3	-12%
Oil, Gas and NGLs (MMBoe)(1)	15	14	+2%	43	43	-1%

Average Prices
Oil (Per Bbl)	$53.40	54.85	-3%	$48.01	49.06	-2%
Gas (Per Mcf)	5.40	5.40	—	6.16	6.14	—
NGLs (Per Bbl)	46.77	45.23	+3%	42.36	44.20	-4%
Oil, Gas and NGLs (Per Boe)(1)	39.28	38.34	+2%	40.33	40.11	+1%

Revenues ($ in millions)
Oil	$224	174	+29%	$562	463	+21%
Gas	312	329	-5%	1,048	1,122	-7%
NGLs	46	53	-13%	134	159	-16%

Oil, Gas and NGLs	$582	556	+5%	$1,744	1,744	—

	International
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change(2)	2007	2006	Change(2)
Production
Oil (MMBbls)	4	3	+48%	15	7	+149%
Gas (Bcf)	—	—	+74%	1	1	-19%
NGLs (MMBbls)	—	—	N/M	—	—	N/M
Oil, Gas and NGLs (MMBoe)(1)	4	3	+48%	16	7	+142%

Average Prices
Oil (Per Bbl)	$74.43	66.00	+13%	$66.10	63.59	+4%
Gas (Per Mcf)	6.61	5.11	+29%	5.73	6.34	-10%
NGLs (Per Bbl)	—	—	N/M	—	—	N/M
Oil, Gas and NGLs (Per Boe)(1)	73.77	65.42	+13%	65.66	62.53	+5%

Revenues ($ in millions)
Oil	$322	194	+67%	$1,001	387	+159%
Gas	3	1	+125%	7	10	-26%
NGLs	—	—	N/M	—	—	N/M

Oil, Gas and NGLs	$325	195	+67%	$1,008	397	+154%

(1)	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil.

(2)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
N/M Not meaningful.

     The following tables include the effect of our financial hedging activities for the three months and nine months ended September 30, 2007 and 2006, respectively.

	Three Months		Nine Months
	Ended September 30, 2007		Ended September 30, 2007
	With	Without	With	Without
	Hedges	Hedges	Hedges	Hedges
Oil (per Bbl)	$67.41	67.41	59.88	59.88
Gas (per Mcf)	$5.31 (1)	5.28	5.95 (1)	5.94
NGLs (per Bbl)	$38.34	38.34	34.31	34.31
Oil, Gas and NGLs (per Boe)	$40.99	40.86	41.53	41.52

(1)	The average gas sales price with the effect of hedges includes both the effect due to unrealized losses and the effect due to cash settlements on our hedging contracts. Excluding an unrealized loss of $6 million for the three months ended September 30, 2007 and an unrealized loss of $30 million for the nine months ended September 30, 2007, our average realized gas sales price would have been $5.34 and $6.00, respectively.

	Three Months		Nine Months
	Ended September 30, 2006		Ended September 30, 2006
	With	Without	With	Without
	Hedges	Hedges	Hedges	Hedges
Oil (per Bbl)	$63.77	63.77	59.43	59.43
Gas (per Mcf)	$5.63 (1)	5.61	6.19 (1)	6.18
NGLs (per Bbl)	$34.98	34.98	32.99	32.99
Oil, Gas and NGLs (per Boe)	$40.24	40.14	41.23	41.19

(1)	The average gas sales price with the effect of hedges includes both the effect due to unrealized gains and the effect due to cash settlements on our hedging contracts. Excluding an unrealized gain of $5 million for both the three months and nine months ended September 30, 2006, our average realized gas sales price would have been $5.61 and $6.18, respectively.
     The following tables summarize the changes in our oil, gas and NGL revenues between the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007
	Oil	Gas	NGL	Total
		(In millions)
2006 revenues	$696	1,186	204	2,086
Changes due to volumes	160	67	18	245
Changes due to prices	49	(60)	20	9
Changes due to unrealized hedge losses	—	(11)	—	(11)

2007 revenues	$905	1,182	242	2,329

	Nine Months Ended September 30, 2007
	Oil	Gas	NGL	Total
		(In millions)
2006 revenues	$1,806	3,709	573	6,088
Changes due to volumes	637	230	46	913
Changes due to prices	18	(116)	24	(74)
Changes due to unrealized hedge losses	—	(35)	—	(35)

2007 revenues	$2,461	3,788	643	6,892

Oil Revenues
     Production increases of 23% and 35% in the third quarter of 2007 and first nine months of 2007 were the primary causes of our increased oil revenues in these periods. The increased 2007 production was primarily from our properties in Azerbaijan where we achieved payout of certain carried interests in the last half of 2006. The remainder of the 2007 increases were primarily related to increased production from our Lloydminster area in Canada.
Gas Revenues
     A 13 Bcf increase in production caused gas revenues to increase by $67 million during the third quarter of 2007. Our drilling and development program in the Barnett Shale field in north Texas contributed 17 Bcf to the gas production increase. This increase and the effect of new drilling and development in our other North American properties were partially offset by natural production declines.
     A 38 Bcf increase in production caused gas revenues to increase by $230 million during the first nine months of 2007. Our drilling and development program in the Barnett Shale field in north Texas contributed 36 Bcf to the gas production increase. The June 2006 Chief Holdings LLC (“Chief”) acquisition also contributed 12 Bcf of increased production. These increases and the effect of new drilling and development in our other North American properties were partially offset by natural production declines.
Marketing and Midstream Revenues and Operating Costs and Expenses
     The following table details the changes in our marketing and midstream revenues and operating costs and expenses between the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006. The changes due to prices in the table represent the effect on both revenues and expenses due to changes in the market prices for natural gas and NGLs.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	Revenues	Expenses	Revenues	Expenses
2006 marketing and midstream	$413	301	1,261	924
Changes due to volumes	30	6	41	33
Changes due to prices	(9)	(6)	(30)	(45)
Other	—	—	1	—

2007 marketing and midstream	$434	301	1,273	912

     Volume increases in our third-party crude oil and NGL marketing activities caused both revenues and expenses to increase in the third quarter of 2007 and first nine months of 2007. Lower natural gas prices partially offset by higher NGL prices caused revenues and expenses to decrease in the third quarter of 2007 and the first nine months of 2007.

Oil, Gas and NGL Production and Operating Expenses
     The three-month and nine-month comparisons of oil, gas and NGL production and operating expenses are shown in the table below.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	Change(1)	2007	2006	Change(1)
Production and operating expenses ($ in millions):
Lease operating expenses	$457	363	+26%	$1,326	1,036	+28%
Production taxes	85	92	-8%	255	261	-2%

Total production and operating expenses	$542	455	+19%	$1,581	1,297	+22%

Production and operating expenses per Boe:
Lease operating expenses	$8.04	7.01	+15%	$7.99	7.02	+14%
Production taxes	1.49	1.77	-16%	1.54	1.77	-13%

Total production and operating expenses per Boe	$9.53	8.78	+9%	$9.53	8.79	+8%

(1)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
     Lease operating expenses increased $94 million and $290 million in the third quarter of 2007 and the first nine months of 2007 largely due to the continued effects of higher commodity prices. Commodity price increases in 2005 and the first nine months of 2006 contributed to industry-wide inflationary pressures on materials and personnel costs. Although commodity prices have somewhat stabilized compared to the first nine months of 2006, demand for materials, equipment and personnel continued to increase subsequent to September 30, 2006. In addition, consideration of continued higher commodity prices contributed to our decision to perform more well workovers and maintenance projects in 2007 to maintain or improve production volumes.
     Lease operating expenses also increased $16 million and $77 million in the third quarter of 2007 and the first nine months ended 2007, respectively, as a result of payouts of our carried interests in Azerbaijan in the last half of 2006. The June 2006 Chief acquisition also increased our lease operating expenses by $15 million in the first nine months ended 2007. Our 10% and 12% production growth in the third quarter and the first nine months of 2007, respectively, were also key contributors to the increase in our lease operating expenses. Furthermore, changes in the exchange rate between the U.S. and Canadian dollar also caused lease operating expenses to increase $12 million and $13 million in the third quarter of 2007 and the first nine months of 2007, respectively.
     The following table details the changes in production taxes between the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	(In millions)
2006 production taxes	$92	261
Change due to revenues	11	35
Change due to rate	(18)	(41)

2007 production taxes	$85	255

     Our lower production tax rates in 2007 are primarily due to the increase in Azerbaijan revenues subsequent to the payouts of our carried interests in Azerbaijan in the last half of 2006. Our Azerbaijan revenues are not subject to production taxes. Therefore, the increased revenues generated in Azerbaijan in 2007 caused our overall rate of production taxes to decrease.

Depreciation, Depletion and Amortization Expenses (“DD&A”)
     The following table details the changes in DD&A of oil and gas properties between the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	(In millions)
2006 DD&A	$547	1,480
Change due to volumes	53	184
Change due to rate	105	273

2007 DD&A	$705	1,937

     Oil and gas property related DD&A increased $105 million in the third quarter of 2007 due to an increase in the DD&A rate from $10.55 per Boe to $12.41 per Boe. Oil and gas property related DD&A increased $273 million in the first nine months of 2007 due to an increase in the DD&A rate from $10.03 per Boe to $11.67 per Boe. The largest contributor to the rate increases were inflationary pressure on both the costs incurred during 2006 and 2007 as well as the estimated development costs to be spent in future periods on proved undeveloped reserves. Rising estimates for future asset retirement obligations also caused the rate to increase. Other factors contributing to the rate increase include the transfer of previously unproved costs to the depletable base as a result of drilling activities subsequent to September 30, 2006 and the effects of changes in the exchange rate between the U.S. and Canadian dollar.
General and Administrative Expenses (“G&A”)
     The following schedule includes the components of G&A expense for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(In millions)
Gross G&A	$239	190	673	526
Capitalized G&A	(84)	(59)	(230)	(162)
Reimbursed G&A	(29)	(27)	(85)	(80)

Net G&A	$126	104	358	284

     Gross G&A increased $49 million and $147 million in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006. Higher employee compensation and benefits costs related to our growth and industry inflation caused gross G&A to increase $37 million and $110 million, respectively. The $25 million and $68 million increases in capitalized G&A during the third quarter and first nine months of 2007, respectively, are also primarily due to higher employee compensation and benefits costs.

Interest Expense
     The following schedule includes the components of interest expense for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(In millions)
Interest based on debt outstanding	$127	126	380	359
Capitalized interest	(26)	(21)	(73)	(57)
Other	7	7	18	13

Total	$108	112	325	315

     Interest based on debt outstanding increased in the first nine months of 2007 primarily due to the effect of commercial paper borrowings related to the June 2006 acquisition of the Chief properties. This increase was partially offset by the effect of $680 million of debt maturities in the last half of 2006.
     Capitalized interest in the third quarter and the first nine months of 2007 increased primarily due to costs related to our Jackfish development project and the related Access Pipeline in Canada, as well as development projects in the Gulf of Mexico and Brazil.
Change in Fair Value of Financial Instruments
     The following schedule includes the components of the change in fair value of financial instruments for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(In millions)
Option embedded in exchangeable debentures	$111	22	255	83
Investment in Chevron common stock	(133)	—	(285)	—
Interest rate swaps	—	—	(1)	(2)

Total (income) expense	$(22)	22	(31)	81

     The change in the fair value of the embedded option relates to the debentures exchangeable into shares of Chevron common stock. These expenses were caused primarily by increases in the price of Chevron’s common stock.
     During the third quarter of 2007, certain holders of exchangeable debentures exercised their option to convert their debentures prior to the August 15, 2008 maturity date. We have the option to settle conversions of the exchangeable debentures with either shares of Chevron common stock or cash equal to the market value of Chevron common stock at the time of conversion. We paid $166 million in cash to settle the conversions in the third quarter of 2007. As a result of the $166 million payment, we retired outstanding exchangeable debentures totaling $104 million as well as the related embedded derivative option with a value of $62 million.
     As discussed in Note 1 to our financial statements, effective January 1, 2007 as a result of our adoption of Statement No. 159, we began recognizing unrealized gains and losses on our investment in Chevron common stock in net earnings rather than as part of other comprehensive income. The change in the fair value of our investment in Chevron common stock resulted from increases in the price of Chevron’s common stock during the third quarter and first nine months of 2007.

Reduction of Carrying Value of Oil and Gas Properties
     The following schedule summarizes the reductions of carrying value of oil and gas properties for the third quarter and first nine months of 2006. We had no such reductions in 2007.

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
		Net of		Net of
	Gross	Taxes	Gross	Taxes
	(In millions)
Brazil	$—	—	16	16
Russia	20	10	20	10

Total	$20	10	36	26

     As a result of a decline in projected future net cash flows, our Russian properties exceeded the ceiling by $10 million in the third quarter of 2006. Therefore, in the third quarter of 2006, we recognized a $20 million reduction of the carrying value of our oil and gas properties in Russia, offset by a $10 million deferred income tax benefit.
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
Other Income, net
     The following schedule includes the components of other income for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(In millions)
Interest and dividend income	$24	22	63	78
Net gain on sales of non-oil and gas property and equipment	—	—	1	5
Other	4	6	7	3

Total	$28	28	71	86

     The decrease in interest and dividend income in the first nine months of 2007 were primarily due to a decrease in interest-bearing cash and short-term investment balances subsequent to the June 2006 Chief acquisition.
Income Taxes
     The effective tax rate was 33% in the third quarter of 2007 and 28% in the third quarter of 2006. The effective tax rate was 31% in the first nine months of 2007 and 25% in the first nine months of 2006.
     The rates for the third quarter and first nine months of 2007 were lower than the statutory federal tax rate primarily due to the effects of certain U.S. and Canadian deductions. The 2007 rates were further lowered due to the increase in revenues generated in Azerbaijan, whose statutory rate is 25%, and the effect of a statutory rate reduction enacted by the Canadian Federal government in the second quarter of 2007. As a result of the 2007 Canadian rate reduction, we recorded a $30 million tax benefit in such quarter.

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
     On October 4, 2007, we closed the sale of our Egyptian operations and received proceeds of $341 million. As a result of this sale, we will record an after-tax gain related to this transaction of approximately $130 million in the fourth quarter of 2007.
     We are finalizing purchase and sales agreements and obtaining the necessary partner and government approvals for the properties in the West African divestiture package. We expect to complete these sales during the first half of 2008.
     Following are the components of earnings from discontinued operations for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(In millions)
Earnings from discontinued operations before income taxes	$177	112	442	337
Income tax expense	86	60	194	205

Earnings from discontinued operations	$91	52	248	132

     Earnings from discontinued operations increased $39 million in the third quarter of 2007 primarily due to the net effect of the following factors. First, pursuant to accounting rules for discontinued operations, we ceased recording DD&A in November 2006 for our Egypt property and equipment and in January 2007 for our West Africa property and equipment. During the third quarter of 2006, we recorded $57 million of DD&A associated with these properties. Second, as a result of unsuccessful exploratory activities in Egypt during 2005 and 2006, the net book value of our Egyptian oil and gas properties, less related deferred income taxes, exceeded the calculated full cost ceiling by $18 million as of September 30, 2006. Therefore, in the third quarter of 2006, we recognized a $31 million reduction of the book value of our oil and gas properties in Egypt, offset by a $13 million deferred income tax benefit. The after-tax increase in earnings caused by these factors was partially offset by a decrease due to a decline in production.
     Earnings from discontinued operations increased $116 million in the first nine months of 2007 primarily due to the net effect of the following factors. First, during the first nine months of 2006, we recorded $187 million of DD&A associated with our Egypt and West Africa properties. In addition, due to unsuccessful drilling activities in Nigeria, in the first quarter of 2006, we recognized an $85 million impairment of our investment in Nigeria equal to the costs to drill two dry holes and a proportionate share of block-related costs. There was no income tax benefit related to this impairment. The after-tax increase in earnings caused by these factors was partially offset by a decrease due to a decline in production. Additionally, based on recent drilling activities in Nigeria, we reduced the carrying value of our Nigerian assets held for sale in the second quarter of 2007. As a result, earnings from discontinued operations in the first nine months of 2007 include a $13 million after-tax loss ($64 million pre-tax).
Capital Resources, Uses and Liquidity
     The following discussion of liquidity and capital resources should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2007	2006
	(In millions)
Sources of cash and cash equivalents:
Operating cash flow – continuing operations	$4,739	4,413
Net commercial paper borrowings	—	1,439
Net credit facility borrowings	400	—
Sales of property and equipment	39	36
Stock option exercises	71	53
Net decrease in short-term investments	233	556
Other	20	14

Total sources of cash and cash equivalents	5,502	6,511

Uses of cash and cash equivalents:
Capital expenditures	(4,477)	(5,959)
Net commercial paper repayments	(129)	—
Debt repayments	(166)	(860)
Repurchases of common stock	(133)	(253)
Dividends	(193)	(155)

Total uses of cash and cash equivalents	(5,098)	(7,227)

Increase (decrease) from continuing operations	404	(716)
Increase from discontinued operations	217	282
Effect of foreign exchange rates	44	24

Net increase (decrease) in cash and cash equivalents	$665	(410)

Cash and cash equivalents at end of period	$1,421	1,196

Short-term investments at end of period	$341	124

Operating Cash Flow – Continuing Operations
     Net cash provided by operating activities (“operating cash flow”) continued to be the primary source of capital and liquidity in the first nine months of 2007. Changes in operating cash flow are largely due to the same factors that affect our net earnings, with the exception of those earnings changes due to such noncash expenses as DD&A, financial instrument fair value changes, property impairments and deferred income tax expense. As a result, our operating cash flow increased in 2007 primarily due to the increase in earnings as discussed in the “Results of Operations” section of this report.
     Additionally, during 2007 and 2006, operating cash flow was primarily used to fund our capital expenditures. Excluding the June 2006 $2.0 billion Chief acquisition, our operating cash flow was sufficient to fund our 2007 and 2006 capital expenditures.

Other Sources of Cash
     As needed, we utilize cash on hand and access our available credit under our credit facilities and commercial paper program as sources of cash to supplement our operating cash flow. Additionally, we invest in highly liquid, short-term investments to maximize our income on available cash balances. As needed, we may reduce such short-term investment balances to further supplement our operating cash flow.
     During 2007, we borrowed $0.4 billion under our unsecured revolving line of credit and reduced our short-term investment balances by $0.2 billion. These sources of cash combined with our operating cash flow in excess of capital expenditures were primarily used to fund long-term debt repayments, net commercial paper repayments, common stock repurchases and dividends on common and preferred stock.
     As of September 30, 2007, our credit facility borrowings had an average interest rate of 5.85% and our commercial paper borrowings had an average interest rate of 5.66%.
     During 2006, we borrowed $1.4 billion under our commercial paper program and reduced our short-term investment balances by $0.6 billion. These sources of cash were largely used to fund the $2.0 billion acquisition of Chief in June 2006. Also during 2006, we supplemented operating cash flow with cash on hand. Our operating cash flow in excess of capital expenditures, excluding Chief, and cash on hand were primarily used to fund scheduled long-term debt maturities, common stock repurchases and dividends on common and preferred stock.
Capital Expenditures
     Our capital expenditures consist of amounts related to our oil and gas exploration and development operations, our midstream operations and other corporate activities. The vast majority of our capital expenditures are for the acquisition, drilling or development of oil and gas properties, which totaled $4.1 billion and $5.7 billion in the first nine months of 2007 and 2006, respectively. The 2006 capital expenditures include $2.0 billion related to the acquisition of the Chief properties. Excluding the Chief acquisition, the increase in such capital expenditures is primarily due to an increase in drilling and development in the Barnett Shale field in north Texas. Additionally, capital expenditures also increased from our properties in Azerbaijan where we achieved payout of certain carried interests in the last half of 2006.
     Our capital expenditures for our midstream operations are primarily for the construction and expansion of natural gas processing plants, natural gas pipeline systems and oil pipelines. These midstream facilities exist primarily to support our oil and gas development operations. Such expenditures were $254 million and $228 million in the first nine months of 2007 and 2006, respectively. The majority of our 2007 and 2006 expenditures related to development activities in the Barnett Shale, the Woodford Shale in eastern Oklahoma and Jackfish in Canada.
Debt Repayments
     During the third quarter of 2007, certain holders of exchangeable debentures exercised their option to convert their debentures prior to the August 15, 2008 maturity date. We have the option to settle conversions of the exchangeable debentures with either shares of Chevron common stock or cash equal to the market value of Chevron common stock at the time of conversion. We paid $166 million in cash to settle the conversions in the third quarter of 2007.
     During 2006, we retired the $500 million 2.75% notes and the $178 million ($200 million Canadian) 6.55% debt on their scheduled maturity dates. We also repaid $180 million of debt acquired in the Chief acquisition.
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

     During the first nine months of 2007, we repurchased 1.8 million shares at a cost of $136 million under the program authorized in June 2007. Included in the $136 million is $3 million for unsettled purchases as of September 30, 2007. During the first nine months of 2006, we repurchased 4.2 million shares at a cost of $253 million under the program authorized in August 2005.
Dividends
     Our common stock dividends were $186 million and $148 million in the first nine months of 2007 and 2006, respectively. We also paid $7 million of preferred stock dividends in 2007 and 2006. The 2007 increase in common stock dividends was primarily related to a 25% increase in the quarterly dividend rate in the first quarter of 2007.
Liquidity
     Our primary source of capital and liquidity has been our operating cash flow. Additionally, we maintain revolving lines of credit and a commercial paper program which can be accessed as needed to supplement operating cash flow. Other available sources of capital and liquidity include cash and short-term investments on hand and the issuance of equity securities and long-term debt. Another major source of near-term liquidity will be proceeds from the sales of our operations in Egypt and West Africa.
Operating Cash Flow
     We expect operating cash flow to continue to be our primary source of liquidity. Our operating cash flow is sensitive to many variables, the most volatile of which is pricing of the oil, natural gas and NGLs produced. To mitigate some of the risk inherent in prices, we have utilized price collars to set minimum and maximum prices on a portion of our production. We have also utilized various price swap contracts and fixed-price physical delivery contracts. Based on contracts currently in place, approximately 5% of our estimated 2007 natural gas production from continuing operations (3% of our total oil, gas and NGL production from continuing operations) is subject to either price collars, swaps or fixed-price contracts.
Credit Lines
     In April 2007, we extended the maturity of our existing $2.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”) from April 7, 2011 to April 7, 2012.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of September 30, 2007, we were in compliance with this covenant. Our debt-to-capitalization ratio at September 30, 2007, as calculated pursuant to the terms of the agreement, was 24.8%.
     On August 7, 2007, we established a new $1.5 billion 364-day, syndicated, unsecured revolving senior credit facility (the “Short-Term Facility”). This new facility provides us with provisional interim liquidity until we receive the proceeds from divestitures of assets in Africa. The Short-Term Facility was also used to support an increase in our commercial paper program from $2 billion to $3.5 billion.
     The Short-Term Facility matures 364 days from the closing date. On the maturity date, all amounts outstanding will be due and payable at that time unless the maturity is extended. Prior to the maturity date, we have the option to convert any outstanding principal amount of loans under the Short-Term Facility to a term loan which will be repayable in a single payment 364 days from the maturity date.
     Amounts borrowed under the Short-Term Facility bear interest at various fixed rate options for periods of up to 12 months. Such rates are generally less than the prime rate. We may also elect to borrow at the prime rate. The Short-Term Facility currently provides for an annual facility fee of approximately $1.0 million that is payable quarterly in arrears.

     The agreement governing the Short-Term Facility contains substantially the same covenants and restrictions as our existing Senior Credit Facility, including a maximum allowed debt-to-capitalization ratio of 65% as defined in the agreement.
     As of September 30, 2007, our combined available capacity under these credit facilities was $1.6 billion.
Debt Ratings
     During September 2007, our senior unsecured long term debt rating was upgraded by Moody’s from Baa2 to Baa1 with a stable outlook. This upgrade was primarily due to improved organic reserves replacement, production growth and reduced leverage. We are not aware of any potential downgrades contemplated by the rating agencies as of September 30, 2007.
Exchangeable Debentures
     As of September 30, 2007, our outstanding debt includes Chevron exchangeable debentures with a scheduled maturity date of August 15, 2008. Although these debentures are now due within one year, we continue to classify this debt as long-term because we have the intent and ability to refinance these debentures on a long-term basis with the available capacity under our existing credit facilities or other long-term financing arrangements.
Canadian Royalties
     On October 25, 2007, the Alberta government proposed increases to the royalty rates on oil and natural gas production beginning in 2009. We believe this proposal would reduce future earnings and cash flows from our oil and gas properties located in Alberta. Additionally, assuming all other factors are equal, higher royalty rates would likely result in lower levels of capital investment in Alberta relative to our other areas of operation. However, the magnitude of the potential impact, which will depend on the final form of enacted legislation and other factors which impact the relative expected economic returns of capital projects, cannot be reasonably estimated at this time.
Master Limited Partnership
     We announced on July 18, 2007 our plan to form a new, publicly traded master limited partnership (“MLP”). The proposed MLP was expected to initially own a minority interest in our U.S. onshore marketing and midstream business. On November 7, 2007, we announced that we had decided not to proceed at this time with our plans to form this MLP. This decision was based primarily on a change in public market conditions for MLPs and other yield-driven investments subsequent to our announcement of the proposed MLP.
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
     Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934) were effective as of September 30, 2007 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in Devon’s internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2006 Annual Report on Form 10-K.
Item 1A. Risk Factors
     There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of	Maximum Number of
	Number of	Average Price	Shares Purchased as	Shares that May Yet Be
	Shares	Paid per	Part of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)
July	527,300	$78.58	527,300	47,304,901
August	669,300	$75.12	669,300	46,635,601
September	361,500	$79.83	361,500	46,274,101

Total	1,558,100	$77.38	1,558,100

(1)	In August 2005, Devon’s Board of Directors approved a stock repurchase program to repurchase up to 50 million shares of Devon’s common stock. This program was suspended in 2006 as a result of the Chief acquisition. As of September 30, 2007, there were still 43,533,001 shares available for purchase under this program. On June 6, 2007, Devon’s Board of Directors approved an ongoing, annual stock repurchase program to offset dilution resulting from restricted stock issued to, and options exercised by, employees. The new repurchase program authorizes the repurchase of up to 4.5 million shares in 2007 and is in addition to the 50 million share repurchase program that was authorized in August 2005. The shares purchased in the third quarter relate to the program authorized in June 2007.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit
Number	Description
10.1	Credit Agreement dated as of August 7, 2007 among Registrant as Borrower, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and The Other Lenders Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Book Managers for the $1.5 Billion Senior Credit Facility (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 9, 2007).

10.2	First Amendment to Amended and Restated Credit Agreement dated as of June 1, 2006, among Registrant as the US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent and the Lenders party to this Amendment.

10.3	Second Amendment to Amended and Restated Credit Agreement dated as of September 19, 2007, among Registrant as the US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent and the Lenders party to this Amendment.

31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Danny J. Heatly, Vice President – Accounting and Chief Accounting Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Danny J. Heatly, Vice President – Accounting and Chief Accounting Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION
Date: November 7, 2007	/s/ Danny J. Heatly
Danny J. Heatly
Vice President – Accounting and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Credit Agreement dated as of August 7, 2007 among Registrant as Borrower, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and The Other Lenders Party Hereto, Banc of America Securities LLC and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Book Managers for the $1.5 Billion Senior Credit Facility (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 9, 2007).

10.2	First Amendment to Amended and Restated Credit Agreement dated as of June 1, 2006, among Registrant as the US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent and the Lenders party to this Amendment.

10.3	Second Amendment to Amended and Restated Credit Agreement dated as of September 19, 2007, among Registrant as the US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent and the Lenders party to this Amendment.

31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Danny J. Heatly, Vice President – Accounting and Chief Accounting Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Danny J. Heatly, Vice President – Accounting and Chief Accounting Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.