Form 10-K/A
period 2007-12-31
DEVON ENERGY CORP/DE
filed 2008-06-09
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
Proxy statement for the 2008 annual meeting of stockholders — Part III

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2007 on February 28, 2008 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to revise Exhibit 32.2 to the Original Report, as such exhibit contained an inaccurate date reference. No other changes to the Original Report are included in this Amendment other than to provide currently-dated Exhibit Nos. 23.1, 23.2, 23.3, 23.4, 31.1, 31.2, 32.1 and 32.2.

This Amendment is being filed in response to a comment we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

i

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

June 9, 2008

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