Form 10-Q
period 2008-09-30
DEVON ENERGY CORP/DE
filed 2008-11-06
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2008, 441.5 million shares of the registrant’s common stock were outstanding.

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
     “Federal Funds Rate” means the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions overnight.
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
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$1,364
Short-term investments, at fair value	1	372
Accounts receivable	1,710	1,779
Current assets held for sale	88	120
Other current assets, including $142 million at fair value in 2008	427	279

Total current assets	3,419	3,914

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($4,073 and $3,417 excluded from amortization in 2008 and 2007, respectively)	53,750	48,473
Less accumulated depreciation, depletion and amortization	22,300	20,394

	31,450	28,079
Investment in Chevron Corporation common stock, at fair value	1,170	1,324
Goodwill	5,966	6,172
Long-term assets held for sale	19	1,512
Other long-term assets, including $158 million at fair value in 2008	631	455

Total assets	$42,655	$41,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,559	$1,360
Revenues and royalties due to others	775	578
Income taxes payable	188	97
Short-term debt	—	1,004
Current portion of asset retirement obligation, at fair value	115	82
Current liabilities associated with assets held for sale	12	145
Accrued expenses and other current liabilities	410	391

Total current liabilities	3,059	3,657

Debentures exchangeable into shares of Chevron Corporation common stock	—	641
Other long-term debt	4,837	6,283
Derivative financial instruments, at fair value	—	488
Asset retirement obligation, at fair value	1,456	1,236
Long-term liabilities associated with assets held for sale	1	404
Other long-term liabilities	833	699
Deferred income taxes	7,179	6,042
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 4.5 million shares; issued 1.5 million shares ($150 million aggregate liquidation value) in 2007	—	1
Common stock of $0.10 par value. Authorized 1.0 billion shares; issued 441.4 million and 444.2 million shares in 2008 and 2007, respectively	44	44
Additional paid-in capital	6,219	6,743
Retained earnings	17,265	12,813
Accumulated other comprehensive income	1,762	2,405

Total stockholders’ equity	25,290	22,006

Commitments and contingencies (Note 9)
Total liabilities and stockholders’ equity	$42,655	$41,456

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil sales	$1,296	$905	$4,001	$2,461
Gas sales	2,107	1,175	5,947	3,787
NGL sales	362	242	1,069	643
Net gain (loss) on oil and gas derivative financial instruments	1,592	7	(411)	1
Marketing and midstream revenues	621	434	1,895	1,273

Total revenues	5,978	2,763	12,501	8,165

Expenses and other income, net:
Lease operating expenses	591	457	1,634	1,326
Production taxes	152	85	462	255
Marketing and midstream operating costs and expenses	452	301	1,349	912
Depreciation, depletion and amortization of oil and gas properties	781	705	2,280	1,937
Depreciation and amortization of non-oil and gas properties	67	51	186	146
Accretion of asset retirement obligation	22	19	66	55
General and administrative expenses	146	126	474	358
Interest expense	69	108	261	325
Change in fair value of other financial instruments	46	(22)	22	(31)
Other income, net	(83)	(28)	(121)	(71)

Total expenses and other income, net	2,243	1,802	6,613	5,212
Earnings from continuing operations before income tax expense	3,735	961	5,888	2,953
Income tax expense:
Current	226	96	743	459
Deferred	1,000	221	1,391	452

Total income tax expense	1,226	317	2,134	911

Earnings from continuing operations	2,509	644	3,754	2,042
Discontinued operations:
Earnings from discontinued operations before income tax expense	93	177	1,133	442
Income tax (benefit) expense	(16)	86	219	194

Earnings from discontinued operations	109	91	914	248

Net earnings	2,618	735	4,668	2,290
Preferred stock dividends	—	2	5	7

Net earnings applicable to common stockholders	$2,618	$733	$4,663	$2,283

Basic net earnings per share:
Earnings from continuing operations	$5.67	$1.45	$8.44	$4.57
Earnings from discontinued operations	0.25	0.20	2.06	0.56

Net earnings	$5.92	$1.65	$10.50	$5.13

Diluted net earnings per share:
Earnings from continuing operations	$5.63	$1.43	$8.36	$4.52
Earnings from discontinued operations	0.24	0.20	2.04	0.55

Net earnings	$5.87	$1.63	$10.40	$5.07

Weighted average common shares outstanding:
Basic	442	445	444	445

Diluted	446	450	448	450

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In millions)
Net earnings	$2,618	$735	$4,668	$2,290
Foreign currency translation:
Change in cumulative translation adjustment	(386)	579	(679)	1,311
Income tax benefit (expense)	15	(33)	29	(74)

Total	(371)	546	(650)	1,237

Pension and postretirement benefit plans:
Recognition of net actuarial loss and prior service cost in net earnings	4	4	12	12
Income tax expense	(2)	(2)	(5)	(5)

Total	2	2	7	7

Other	—	—	—	(1)

Other comprehensive (loss) income, net of tax	(369)	548	(643)	1,243

Comprehensive income	$2,249	$1,283	$4,025	$3,533

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity
	(Unaudited)
	(In millions)
Nine Months Ended September 30, 2008:
Balance as of December 31, 2007	$1	444	$44	$6,743	$12,813	$2,405	$—	$22,006
Net earnings	—	—	—	—	4,668	—	—	4,668
Other comprehensive loss	—	—	—	—	—	(643)	—	(643)
Stock option exercises	—	4	1	112	—	—	(4)	109
Common stock repurchased	—	—	—	—	—	—	(681)	(681)
Common stock retired	—	(7)	(1)	(684)	—	—	685	—
Redemption of preferred stock	(1)	—	—	(149)	—	—	—	(150)
Common stock dividends	—	—	—	—	(211)	—	—	(211)
Preferred stock dividends	—	—	—	—	(5)	—	—	(5)
Share-based compensation	—	—	—	139	—	—	—	139
Excess tax benefits on share-based compensation	—	—	—	58	—	—	—	58

Balance as of September 30, 2008	$—	441	$44	$6,219	$17,265	$1,762	$—	$25,290

Nine Months Ended September 30, 2007:
Balance as of December 31, 2006	$1	444	$44	$6,840	$9,114	$1,444	$(1)	$17,442
Adoption of FASB Statement No. 159	—	—	—	—	364	(364)	—	—
Adoption of FASB Interpretation No. 48	—	—	—	—	(10)	—	—	(10)
Adoption of FASB Statement No. 158	—	—	—	—	(1)	16	—	15
Net earnings	—	—	—	—	2,290	—	—	2,290
Other comprehensive income	—	—	—	—	—	1,243	—	1,243
Stock option exercises	—	3	1	70	—	—	—	71
Common stock repurchased	—	—	—	—	—	—	(138)	(138)
Common stock retired	—	(2)	—	(139)	—	—	139	—
Common stock dividends	—	—	—	—	(186)	—	—	(186)
Preferred stock dividends	—	—	—	—	(7)	—	—	(7)
Share-based compensation	—	—	—	92	—	—	—	92
Excess tax benefits on share-based compensation	—	—	—	20	—	—	—	20

Balance as of September 30, 2007	$1	445	$45	$6,883	$11,564	$2,339	$—	$20,832

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2008	2007
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings	$4,668	$2,290
Earnings from discontinued operations, net of tax	(914)	(248)
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	2,466	2,083
Deferred income tax expense	1,391	452
Net unrealized (gain) loss on oil and gas derivative financial instruments	(140)	30
Other noncash charges	217	94
(Increase) decrease in assets:
Accounts receivable	32	(12)
Other current assets	(85)	(65)
Other long-term assets	(63)	(53)
Increase (decrease) in liabilities:
Accounts payable	223	113
Revenues and royalties due to others	278	(2)
Income taxes payable	36	139
Other current liabilities	(124)	(78)
Other long-term liabilities	94	(4)

Cash provided by operating activities — continuing operations	8,079	4,739
Cash provided by operating activities — discontinued operations	102	370

Net cash provided by operating activities	8,181	5,109

Cash flows from investing activities:
Proceeds from sales of property and equipment	116	39
Capital expenditures	(6,179)	(4,477)
Purchases of short-term investments	(50)	(659)
Redemptions of short-term and long-term investments	297	892

Cash used in investing activities — continuing operations	(5,816)	(4,205)
Cash provided by (used in) investing activities — discontinued operations	1,854	(153)

Net cash used in investing activities	(3,962)	(4,358)

Cash flows from financing activities:
Credit facility repayments	(3,191)	—
Credit facility borrowings	1,741	400
Net commercial paper repayments	(1,004)	(129)
Principal payments on debt	(1,031)	(166)
Preferred stock redemption	(150)	—
Proceeds from stock option exercises	109	71
Repurchases of common stock	(665)	(133)
Dividends paid on common and preferred stock	(216)	(193)
Excess tax benefits related to share-based compensation	58	20

Net cash used in financing activities	(4,349)	(130)

Effect of exchange rate changes on cash	(47)	44

Net (decrease) increase in cash and cash equivalents	(177)	665
Cash and cash equivalents at beginning of period (including cash related to assets held for sale)	1,373	756

Cash and cash equivalents at end of period (including cash related to assets held for sale)	$1,196	$1,421

Supplementary cash flow data:
Interest paid (net of capitalized interest)	$298	$226
Income taxes paid — continuing and discontinued operations	$1,162	$293
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
     The unaudited interim consolidated financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of Devon’s financial position as of September 30, 2008 and Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. Except for the reclassification of auction rate securities discussed below, all such adjustments are of a normal recurring nature.
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
     During the first nine months of 2008, Devon reduced its auction rate securities holdings to $125 million. However, since February 8, 2008, Devon has experienced difficulty selling its securities due to the failure of the auction mechanism, which provided liquidity to these securities. An auction failure means that the parties wishing to sell securities could not do so. The securities for which auctions have failed will continue to accrue interest and be auctioned every seven to 28 days until the auction succeeds, the issuer calls the securities or the securities mature.
     From February 2008, when auctions began failing, to September 30, 2008, issuers redeemed $27 million of Devon’s auction rate securities holdings at par. Additionally, Devon’s auction rate securities holdings as of September 30, 2008, include approximately $1 million of securities that were called at par value by the issuer and were repaid on October 1, 2008. These called securities are classified as short-term investments in the accompanying September 30, 2008 consolidated balance sheet. However, based on continued auction failures and the current market for Devon’s auction rate securities, Devon has classified the $124 million of securities that have not been called as of September 30, 2008 as long-term investments. These securities are included in other long-term assets in the accompanying September 30, 2008 consolidated balance sheet. Devon has the ability to hold the securities until maturity. At this time, Devon does not believe the values of its long-term securities are impaired.
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
2. Other Current Assets
     The components of other current assets include the following:

	September 30, 2008	December 31, 2007
	(In millions)
Inventories	$217	$144
Derivative financial instruments, at fair value	142	12
Other current assets	68	123

Total	$427	$279

3. Property and Equipment and Asset Retirement Obligations
Divestitures
     Near the beginning of 2007, Devon announced plans to sell its assets and terminate its operations located in Africa. This divestiture package consisted primarily of Devon’s operations located in Egypt and the West African countries of Equatorial Guinea, Gabon and Cote d’Ivoire. All of the assets in these countries were sold prior to September 30, 2008. Additional information regarding Devon’s Egyptian and West African operations, which are presented as discontinued in the accompanying financial statements, is provided in Note 13.
Asset Retirement Obligations (“ARO”)
     The following is a summary of the changes in Devon’s ARO for the first nine months of 2008 and 2007.

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)
Asset retirement obligation as of beginning of period	$1,318	$857
Liabilities incurred	48	44
Liabilities settled	(59)	(52)
Revision of estimated obligation	244	311
Accretion expense on discounted obligation	66	55
Foreign currency translation adjustment	(46)	85

Asset retirement obligation as of end of period	1,571	1,300
Less current portion	115	54

Asset retirement obligation, long-term	$1,456	$1,246

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the first nine months of 2008 and 2007, Devon recognized increases of $244 million and $311 million, respectively, to its ARO. The ARO increased $162 million in 2008 as a result of an overall increase in abandonment cost estimates and the effect of a decrease in the discount rate used to present value the obligations. In the third quarter of 2008, the ARO increased $82 million as a result of higher abandonment cost estimates related to certain offshore platforms that were destroyed by Hurricane Ike. See additional discussion regarding this revision in Note 9 — Hurricane Contingencies. The primary factors causing the 2007 fair value increase were an overall increase in abandonment cost estimates and an increase in the assumed inflation rate.
4. Derivative Financial Instruments
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
     Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. In the third quarter of 2008, Devon entered into interest rate swaps to mitigate a portion of the fair value effects of interest rate fluctuations on its fixed-rate debt. Under the terms of these swaps, Devon receives a fixed rate and pays a variable rate on a total notional amount of $1.05 billion.
     As discussed more fully in Note 1 to the consolidated financial statements in Devon’s 2007 Annual Report on Form 10-K/A, Devon’s derivative financial instruments are recognized at the current fair value on the balance sheet. Unrealized changes in such fair values are recorded in the statement of operations. Cash settlements with counterparties to Devon’s price swaps, price collars and interest rate swaps are also recorded in the statement of operations.
Commodity Derivative Financial Instruments
     The following tables present the fair values included in the accompanying balance sheet and the cash settlements and net unrealized gains and losses included in the accompanying statement of operations associated with Devon’s commodity derivative financial instruments.

	September 30, 2008	December 31, 2007
	(In millions)
Fair values:
Other current assets:
Gas price swaps	$39	$12
Gas price collars	98	—

Total commodity derivative financial instruments, other current assets	$137	$12

Other long-term assets — gas price collars	$16	$—

Accrued expenses and other current liabilities — oil collars	$1	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Cash settlements:
Gas price swaps	$(115)	$14	$(276)	$29
Gas price collars	(125)	—	(275)	2

Total cash settlements (paid) received	(240)	14	(551)	31

Unrealized gains (losses) on fair value changes:
Gas price swaps	645	(7)	27	(26)
Gas price collars	1,142	—	114	(4)
Oil price collars	45	—	(1)	—

Total unrealized gains (losses) on fair value changes	1,832	(7)	140	(30)

Net gain (loss) on oil and gas derivative financial instruments	$1,592	$7	$(411)	$1

Interest Rate Swaps
     As of September 30, 2008, Devon’s interest rate swaps had a positive fair value of $23 million. Based on scheduled settlement dates for these swaps, $5 million of this amount is classified as other current assets in the accompanying balance sheet. The remaining $18 million is classified as other long-term assets. In addition, the $23 million unrealized gain during the third quarter of 2008 is included in change in fair value of other financial instruments in the accompanying statement of operations. There were no cash settlements in the third quarter of 2008.
5. Debt
Senior Credit Facility
     In April 2008, Devon extended the maturity of $2.0 billion of its existing $2.5 billion five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”) from April 7, 2012 to April 7, 2013. Lenders representing $0.5 billion of the Senior Credit Facility did not approve a maturity date extension. Therefore, the maturity date for $0.5 billion of the Senior Credit Facility remains at April 7, 2012. In August 2008, Devon secured an additional $150 million of available credit under its Senior Credit Facility. The additional $150 million will mature on April 7, 2013. This increases Devon’s total line of credit under its Senior Credit Facility to $2.65 billion.
     The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of September 30, 2008, Devon was in compliance with this covenant. Devon’s debt-to-capitalization ratio at September 30, 2008, as calculated pursuant to the terms of the agreement, was 15.4%.
     During the second quarter of 2008, Devon repaid $2.5 billion of outstanding commercial paper and Senior Credit Facility borrowings primarily with proceeds received from the sales of assets in West Africa and cash generated from operations. As of November 5, 2008, Devon’s available capacity under its Senior Credit Facility was approximately $2.4 billion. This available capacity is net of $118 million of outstanding letters of credit and $137 million of outstanding commercial paper borrowings as of November 5, 2008.
Short-Term Credit Facilities
     Devon had a $1.5 billion 364-day, syndicated, unsecured revolving senior credit facility. This facility matured on August 5, 2008 and was not extended.
     On November 5, 2008, Devon established a new $700 million 364-day, syndicated, unsecured revolving senior credit facility (the

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
“Short-Term Facility”). This new facility provides Devon with incremental liquidity to support the retirement of maturing debentures during 2008 and near-term capital expenditures. The Short-Term Facility also supports an increase in Devon’s commercial paper program to $2.85 billion.
     The Short-Term Facility matures on November 3, 2009. On the maturity date, all amounts outstanding will be due and payable at that time. Amounts borrowed under the Short-Term Facility bear interest at various fixed rate options for periods of up to 12 months. Such rates are generally based on LIBOR or the prime rate. The Short-Term Facility currently provides for an annual facility fee of approximately $0.7 million that is payable quarterly in arrears.
     The agreement governing the Short-Term Facility contains substantially the same covenants and restrictions as Devon’s existing Senior Credit Facility, including a maximum allowed debt-to-capitalization ratio of 65% as defined in the agreement.
     As of November 5, 2008, there were no amounts borrowed under the Short-Term Facility, and the available capacity was $700 million.
Exchangeable Debentures
     During 2008, virtually all holders of exchangeable debentures exercised their option to exchange their debentures for shares of Chevron Corporation (“Chevron”) common stock owned by Devon. The debentures matured on August 15, 2008. In lieu of delivering its shares of Chevron common stock, Devon exercised its option to pay the exchanging debenture holders cash totaling $1.0 billion.
6. Fair Value Measurements
     Certain of Devon’s assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The following tables provide fair value measurement information for such assets and liabilities as of September 30, 2008 and December 31, 2007. Following the tables, additional information is provided for those assets and liabilities in which Devon uses significant unobservable inputs (Level 3) to measure fair value.

	As of September 30, 2008
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Financial Assets (Liabilities):
Short-term and long-term investments	$125	$125	$1	$—	$124
Investment in Chevron common stock	$1,170	$1,170	$1,170	$—	$—
Net oil and gas price swaps and collars	$152	$152	$—	$152	$—
Interest rate swaps	$23	$23	$—	$23	$—
Asset retirement obligation	$(1,571)	$(1,571)	$—	$—	$(1,571)

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
Level 3 Fair Value Measurements
     Short-term and long-term investments — Devon’s short-term and long-term investments presented in the tables above as of September 30, 2008 and December 31, 2007 consisted entirely of auction rate securities, which are discussed in greater detail in Note 1. As of December 31, 2007, Devon estimated the fair values of its short-term investments using quoted market prices. However, due to the auction failures discussed in Note 1 and the lack of an active market for Devon’s long-term auction rate securities, quoted market prices for the vast majority of these securities were not available as of September 30, 2008. Therefore, Devon used valuation techniques that rely on unobservable, or Level 3, inputs to estimate the fair values of its long-term auction rate securities as of September 30, 2008. These inputs were based on the AAA credit rating of the securities, the probability of full repayment of the securities considering the United States government guarantees of substantially all of the underlying student loans, the collection of all accrued interest to date and continued receipts of principal at par. As a result of using these inputs, Devon concluded the estimated fair values of its long-term auction rate securities approximated the par values as of September 30, 2008. At this time, Devon does not believe the values of its long-term securities are impaired.
     Included below is a summary of the changes in Devon’s Level 3 short-term and long-term investments during the first nine months of 2008 (in millions).

Beginning balance	$—
Transfers from Level 1 to Level 3	129
Redemptions of principal	(5)

Ending balance	$124

     Asset retirement obligation — The fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon Devon’s estimates of future retirement costs. A summary of the changes in Devon’s asset retirement obligation, including revisions of the estimated fair value in 2008 and 2007, is presented in Note 3.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Retirement Plans
Net Periodic Benefit Cost and Other Comprehensive Income
     The following table presents the components of net periodic benefit cost and other comprehensive income for Devon’s pension and other post retirement benefit plans for the three-month and nine-month periods ended September 30, 2008 and 2007.

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)
Net periodic benefit cost:
Service cost	$10	$8	$30	$23	$—	$—	$—	$—
Interest cost	14	11	42	33	2	1	6	3
Expected return on plan assets	(13)	(12)	(39)	(36)	—	—	—	—
Net actuarial loss and prior service cost	4	3	12	10	—	—	—	—

Net periodic benefit cost	15	10	45	30	2	1	6	3
Other comprehensive income:
Recognition of net actuarial loss and prior service cost in net periodic benefit cost	(4)	(4)	(12)	(12)	—	—	—	—

Total recognized	$11	$6	$33	$18	$2	$1	$6	$3

     Devon previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $8 million to its defined benefit pension plans and $6 million to its defined benefit postretirement plans in 2008. Subsequent to the end of 2007, Devon raised its estimated 2008 contributions to its pension plans to $24 million. As of September 30, 2008, Devon had contributed $14 million to the pension plans and $5 million to the postretirement plans.
     Devon’s assets related to its pension plans have been adversely impacted by the performance of the equity markets in recent months, especially since September 30, 2008. Losses incurred on these investments will likely cause Devon to contribute more to its pension plans in 2009 than what would otherwise have been expected. Such losses will also likely cause an increase in Devon’s pension expense in 2009. However, the amounts of additional contributions and pension expense are not expected to have a material impact on Devon’s liquidity or results of operations.
8. Stockholders’ Equity
Preferred Stock Redemption
     On June 20, 2008, Devon redeemed all 1.5 million outstanding shares of its 6.49% Series A cumulative preferred stock. Each share of preferred stock was redeemed for cash at a redemption price of $100 per share, plus accrued and unpaid dividends up to the redemption date.
Stock Repurchases
     During the first nine months of 2008, Devon repurchased 6.5 million shares for $665 million, or $102.56 per share, under programs approved by its Board of Directors. The 6.5 million shares include 4.5 million shares that were repurchased under Devon’s 50 million share program and 2.0 million shares that were repurchased under Devon’s ongoing, annual stock repurchase program.
Dividends
     Devon paid common stock dividends of $211 million (or a quarterly rate of $0.16 per share) and $186 million (or a quarterly rate of $0.14 per share) in the first nine months of 2008 and 2007, respectively. Devon paid preferred stock dividends of $5 million and

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
$7 million in the first nine months of 2008 and 2007, respectively. The decrease in the preferred stock dividend is due to the redemption of the preferred stock in the second quarter of 2008.
9. Commitments and Contingencies
     Devon is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Devon and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Devon’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to Devon’s financial position or results of operations after consideration of recorded accruals. However, actual amounts could differ materially from management’s estimate.
Royalty Matters
     Numerous gas producers and related parties, including Devon, have been named in various lawsuits alleging violation of the federal False Claims Act. The suits allege that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates, which resulted in underpayment of royalties in connection with natural gas and NGLs produced and sold from federal and Indian owned or controlled lands. The principal suit in which Devon is a defendant is United States ex rel. Wright v. Chevron USA, Inc. et al. (the “Wright case”). The suit was originally filed in August 1996 in the United States District Court for the Eastern District of Texas, but was consolidated in October 2000 with other suits for pre-trial proceedings in the United States District Court for the District of Wyoming. On July 10, 2003, the District of Wyoming remanded the Wright case back to the Eastern District of Texas to resume proceedings. On April 12, 2007, the court entered a trial plan and scheduling order in which the case will proceed in phases. Two phases have been scheduled to date. The first phase was scheduled to begin in August 2008, but the defendant settled prior to trial. The second phase is scheduled to begin in February 2009. Devon is not included in the groups of defendants selected for these first two phases. Devon believes that it has acted reasonably, has legitimate and strong defenses to all allegations in the suit, and has paid royalties in good faith. Devon does not currently believe that it is subject to material exposure with respect to this lawsuit and, therefore, no liability related to this lawsuit has been recorded.
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
     On several occasions in 2007 and the first nine months of 2008, the U.S. House of Representatives passed or attempted to pass legislation that would have required companies to pay additional fees or renegotiate the 1998 and 1999 leases as a condition of securing future federal leases. The legislation that was passed by the U.S. House of Representatives was not passed by the U.S. Senate. However, Congress may consider similar legislation in the future. Although Devon has not signed renegotiated leases, it has accrued through September 30, 2008, approximately $44 million for royalties that would be due if price thresholds were added to its 1998 and 1999 leases effective October 1, 2006.
     Additionally, Devon has $37 million accrued at September 30, 2008 for royalties related to leases issued under the Deep Water Royalty Relief Act in years other than 1998 or 1999. The leases issued in these other years did include price thresholds, but in October 2007 a federal district court ruled in favor of a plaintiff who had challenged the legality of including price thresholds in these leases. This judgment is subject to appeal, and Devon will continue to accrue for royalties on these leases until the matter is resolved.
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
     Certain of Devon’s subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties (“PRPs”) under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of September 30, 2008, Devon’s balance sheet included $2 million of accrued liabilities, reflected in other long-term liabilities, related to these and other environmental remediation liabilities. Devon does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Devon subsidiaries are PRPs, Devon’s conclusion is based in large part on (i) Devon’s participation in consent decrees with both other PRPs and the Environmental Protection Agency, which provide for performing the scope of work required for remediation and contain covenants not to sue as protection to the PRPs, (ii) participation in groups as a de minimis PRP, and (iii) the availability of other defenses to liability. As a result, Devon’s monetary exposure is not expected to be material.
Hurricane Contingencies
     Historically, Devon maintained a comprehensive insurance program that included coverage for physical damage to its offshore facilities caused by hurricanes. Devon’s historical insurance program also included substantial business interruption coverage. Under the terms of this insurance program, Devon was entitled to be reimbursed for the portion of production suspended longer than forty-five days, subject to upper limits to oil and natural gas prices. Also, the terms of the insurance included a standard, per-event deductible of $1 million for offshore losses as well as a $15 million aggregate annual deductible.
     Devon suffered insured damages in the third quarter of 2005 related to hurricanes that struck the Gulf of Mexico. As of September 30, 2008, Devon had received $467 million in 2006 as a full settlement of the amount due from its primary insurers and an additional $13 million in 2007 as a full settlement of the amount due from certain of its secondary insurers. Devon’s claims under its then existing insurance arrangements included both physical damages and business interruption claims. As of September 30, 2008, $418 million of these proceeds had been utilized as reimbursement of past repair costs and deductible amounts, and only $5 million is expected to be spent on future repairs. The $57 million of excess recoveries to date were recorded as other income in the third quarter of 2008. Devon expects to receive approximately $44 million of additional recoveries in the fourth quarter of 2008. Such amount will be recorded as other income at the time it is received. While Devon continues to negotiate with its secondary insurers, it may be forced to initiate litigation against these insurers to recover the remaining amounts Devon believes it is entitled to under the terms of its insurance coverage in 2005.
     The policy underlying the insurance program terms described above expired on August 31, 2006. Due to significant changes in the insurance marketplace, Devon no longer has coverage for damage that may be caused by named windstorms from the Gulf of Mexico. As a result, Devon’s current insurance program includes coverage for physical damage and business interruption but does not have such coverage for damages or business interruption caused from named windstorms.
     During the third quarter of 2008, Hurricanes Ike and Gustav damaged certain of Devon’s oil and gas facilities and transportation systems in the Gulf of Mexico. These damages relate to both production operations that will be repaired and restored and production operations that will not be restored. These damages are uninsured losses because they resulted from named windstorms.
     For the damaged facilities and transportation systems for which Devon intends to resume operations after repairs have been made, a $14 million loss was recognized in the third quarter of 2008. This loss is included in lease operating expenses in the accompanying statement of operations.
     The facilities for which Devon will not restore production operations consist of certain platforms that were completely destroyed.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Devon has begun performing asset retirement activities associated with the destroyed platforms and related wells. The time and effort required to complete such activities is expected to be significant due to the hazardous conditions created by the hurricanes. As a result, the estimated costs to complete the asset retirement activities are $82 million higher than Devon’s previously estimated asset retirement obligation related to the destroyed platforms and related wells. Therefore, in the third quarter of 2008, Devon increased its asset retirement obligation by $82 million with a corresponding increase to oil and gas property and equipment in the accompanying balance sheet. Based on the projected timing of the retirement activities, half of this asset retirement obligation increase was recorded to the current portion and half was recorded to the long-term portion.
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
     With the approval of Devon’s Compensation Committee, Devon granted 0.4 million restricted stock awards and units to certain non-executive employees in the third quarter of 2008. The grant date fair value was $39 million based upon a grant price of $87.33 per share.
11. Change in Fair Value of Other Financial Instruments
     The components of the change in fair value of other financial instruments include the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)
Losses (gains) from:
Chevron common stock	$236	$(133)	$154	$(285)
Option embedded in exchangeable debentures	(167)	111	(109)	255
Interest rate swaps	(23)	—	(23)	(1)

Total	$46	$(22)	$22	$(31)

12. Income Taxes
     During the first nine months of 2008, Devon repatriated $2.3 billion in earnings from certain foreign subsidiaries to the United States. Devon also expects to repatriate approximately $0.4 billion in earnings from certain foreign subsidiaries to the United States during the last three months of 2008. Subsequent to these repatriations, Devon does not expect to repatriate similar earnings from its

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
historical operations in the foreseeable future. Also in the second quarter of 2008, Devon made certain tax policy election changes to minimize the taxes Devon otherwise would pay to all relevant tax jurisdictions for the cash repatriations, as well as the taxable gains associated with the sales of assets in West Africa.
     As a result of the completed and planned repatriations, as well as the tax policy election changes, Devon recognized additional tax expense of $312 million during the second quarter of 2008. Of the $312 million, $295 million was recognized as current income tax expense, and $17 million was recognized as deferred tax expense. Included in the $312 million additional tax expense is $183 million for tax positions in which the resulting tax benefits are not recognized in the accompanying consolidated financial statements. If recognized, all of these unrecognized tax benefits would affect Devon’s effective income tax rate.
13. Discontinued Operations
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
     In the third quarter of 2008, Devon sold its assets and terminated its operations in Cote d’Ivoire. As a result of this sale, Devon recognized a gain of $83 million ($101 million after tax) in the third quarter of 2008 from proceeds of $205 million ($163 million net of purchase price adjustments).
     With the completion of the Cote d’Ivoire transaction, Devon has divested all its oil and gas producing properties in Africa. The Africa divestitures have generated just over $3.0 billion of sales proceeds. After income taxes and purchase price adjustments, such proceeds totaled $2.2 billion and generated after-tax gains of $0.8 billion.
Financial Statement Information
     Operating revenues related to Devon’s discontinued operations totaled $17 million and $206 million in the three months ended September 30, 2008 and September 30, 2007 and $349 million and $596 million in the nine months ended September 30, 2008 and 2007, respectively. These amounts do not include the divestiture gains discussed in the previous section.

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table presents the main classes of assets and liabilities associated with Devon’s discontinued operations as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(In millions)
Assets:
Cash	$3	$9
Accounts receivable	—	83
Other current assets	85	28

Current assets	$88	$120

Long-term assets — property and equipment, net of accumulated depreciation, depletion and amortization	$19	$1,512

Liabilities:
Accounts payable — trade	$1	$23
Revenues and royalties due to others	—	11
Income taxes payable	6	100
Current portion of asset retirement obligation	—	9
Accrued expenses and other current liabilities	5	2

Current liabilities	$12	$145

Asset retirement obligation, long-term	$—	$35
Deferred income taxes	1	366
Other long-term liabilities	—	3

Long-term liabilities	$1	$404

14. Earnings Per Share
     The following table reconciles earnings from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007.

	Net	Weighted
	Earnings	Average
	Applicable to	Common	Net
	Common	Shares	Earnings
	Stockholders	Outstanding	per Share
	(In millions, except per share amounts)
Three Months Ended September 30, 2008:
Basic earnings per share	$2,509	442	$5.67
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$2,509	446	$5.63

Three Months Ended September 30, 2007:
Earnings from continuing operations	$644
Less preferred stock dividends	(2)

Basic earnings per share	642	445	$1.45
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	5

Diluted earnings per share	$642	450	$1.43

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Net	Weighted
	Earnings	Average
	Applicable to	Common	Net
	Common	Shares	Earnings
	Stockholders	Outstanding	per Share
	(In millions, except per share amounts)
Nine Months Ended September 30, 2008:
Earnings from continuing operations	$3,754
Less preferred stock dividends	(5)

Basic earnings per share	3,749	444	$8.44
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	4

Diluted earnings per share	$3,749	448	$8.36

Nine Months Ended September 30, 2007:
Earnings from continuing operations	$2,042
Less preferred stock dividends	(7)

Basic earnings per share	2,035	445	$4.57
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	5

Diluted earnings per share	$2,035	450	$4.52

     Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculations because the options are antidilutive. During the three-month and nine-month periods ended September 30, 2008, 1.6 million shares and 1.5 million shares, respectively, were excluded from the diluted earnings per share calculations. During the three-month and nine-month periods ended September 30, 2007, 2.1 million shares and 4.0 million shares, respectively, were excluded from the diluted earnings per share calculations.
15. Segment Information
     Following is certain financial information regarding Devon’s reporting segments. The revenues reported are all from external customers.

	U.S.	Canada	International	Total
	(In millions)
As of September 30, 2008:
Current assets	$1,775	$963	$681	$3,419
Property and equipment, net of accumulated depreciation, depletion and amortization	21,230	8,786	1,434	31,450
Goodwill	3,050	2,848	68	5,966
Other long-term assets	1,527	62	231	1,820

Total assets	$27,582	$12,659	$2,414	$42,655

Current liabilities	$2,098	$525	$436	$3,059
Long-term debt	1,859	2,978	—	4,837
Asset retirement obligation, long-term	725	635	96	1,456
Other long-term liabilities	785	43	6	834
Deferred income taxes	5,049	2,062	68	7,179
Stockholders’ equity	17,066	6,416	1,808	25,290

Total liabilities and stockholders’ equity	$27,582	$12,659	$2,414	$42,655

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	U.S.	Canada	International	Total
	(In millions)
Three Months Ended September 30, 2008:
Revenues:
Oil sales	$467	$507	$322	$1,296
Gas sales	1,598	504	5	2,107
NGL sales	288	74	—	362
Net gain on oil and gas derivative financial instruments	1,592	—	—	1,592
Marketing and midstream revenues	607	14	—	621

Total revenues	4,552	1,099	327	5,978

Expenses and other income, net:
Lease operating expenses	318	217	56	591
Production taxes	87	1	64	152
Marketing and midstream operating costs and expenses	447	5	—	452
Depreciation, depletion and amortization of oil and gas properties	505	224	52	781
Depreciation and amortization of non-oil and gas properties	60	7	—	67
Accretion of asset retirement obligation	11	10	1	22
General and administrative expenses	114	31	1	146
Interest expense	15	54	—	69
Change in fair value of other financial instruments	46	—	—	46
Other income, net	(75)	(7)	(1)	(83)

Total expenses and other income, net	1,528	542	173	2,243

Earnings from continuing operations before income tax expense	3,024	557	154	3,735
Income tax expense (benefit):
Current	83	85	58	226
Deferred	946	74	(20)	1,000

Total income tax expense	1,029	159	38	1,226

Earnings from continuing operations	1,995	398	116	2,509
Discontinued operations:
Earnings from discontinued operations before income tax benefit	—	—	93	93
Income tax benefit	—	—	(16)	(16)

Earnings from discontinued operations	—	—	109	109

Net earnings applicable to common stockholders	$1,995	$398	$225	$2,618

Capital expenditures, before revision of future ARO	$1,717	$508	$132	$2,357
Revision of future ARO	82	—	—	82

Capital expenditures, continuing operations	$1,799	$508	$132	$2,439

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	U.S.	Canada	International	Total
	(In millions)
Three Months Ended September 30, 2007:
Revenues:
Oil sales	$359	$224	$322	$905
Gas sales	860	312	3	1,175
NGL sales	196	46	—	242
Net gain on oil and gas derivative financial instruments	7	—	—	7
Marketing and midstream revenues	421	13	—	434

Total revenues	1,843	595	325	2,763

Expenses and other income, net:
Lease operating expenses	247	177	33	457
Production taxes	50	1	34	85
Marketing and midstream operating costs and expenses	296	5	—	301
Depreciation, depletion and amortization of oil and gas properties	457	193	55	705
Depreciation and amortization of non-oil and gas properties	45	5	1	51
Accretion of asset retirement obligation	10	8	1	19
General and administrative expenses	95	31	—	126
Interest expense	58	50	—	108
Change in fair value of other financial instruments	(22)	—	—	(22)
Other income, net	(10)	(6)	(12)	(28)

Total expenses and other income, net	1,226	464	112	1,802

Earnings from continuing operations before income tax expense	617	131	213	961
Income tax expense (benefit):
Current	(2)	40	58	96
Deferred	215	8	(2)	221

Total income tax expense	213	48	56	317

Earnings from continuing operations	404	83	157	644
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	177	177
Income tax expense	—	—	86	86

Earnings from discontinued operations	—	—	91	91

Net earnings	404	83	248	735
Preferred stock dividends	2	—	—	2

Net earnings applicable to common stockholders	$402	$83	$248	$733

Capital expenditures, continuing operations	$1,182	$291	$114	$1,587

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	U.S.	Canada	International	Total
	(In millions)
Nine Months Ended September 30, 2008:
Revenues:
Oil sales	$1,476	$1,345	$1,180	$4,001
Gas sales	4,522	1,410	15	5,947
NGL sales	859	210	—	1,069
Net loss on oil and gas derivative financial instruments	(411)	—	—	(411)
Marketing and midstream revenues	1,856	39	—	1,895

Total revenues	8,302	3,004	1,195	12,501

Expenses and other income, net:
Lease operating expenses	863	622	149	1,634
Production taxes	270	3	189	462
Marketing and midstream operating costs and expenses	1,334	15	—	1,349
Depreciation, depletion and amortization of oil and gas properties	1,446	662	172	2,280
Depreciation and amortization of non-oil and gas properties	165	20	1	186
Accretion of asset retirement obligation	32	30	4	66
General and administrative expenses	373	99	2	474
Interest expense	103	158	—	261
Change in fair value of other financial instruments	22	—	—	22
Other income, net	(92)	(12)	(17)	(121)

Total expenses and other income, net	4,516	1,597	500	6,613

Earnings from continuing operations before income tax expense	3,786	1,407	695	5,888
Income tax expense:
Current	428	149	166	743
Deferred	1,159	226	6	1,391

Total income tax expense	1,587	375	172	2,134

Earnings from continuing operations	2,199	1,032	523	3,754
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	1,133	1,133
Income tax expense	—	—	219	219

Earnings from discontinued operations	—	—	914	914

Net earnings	2,199	1,032	1,437	4,668
Preferred stock dividends	5	—	—	5

Net earnings applicable to common stockholders	$2,194	$1,032	$1,437	$4,663

Capital expenditures, before revision of future ARO	$4,682	$1,206	$433	$6,321
Revision of future ARO	152	73	19	244

Capital expenditures, continuing operations	$4,834	$1,279	$452	$6,565

DEVON ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	U.S.	Canada	International	Total
	(In millions)
Nine Months Ended September 30, 2007:
Revenues:
Oil sales	$898	$562	$1,001	$2,461
Gas sales	2,732	1,048	7	3,787
NGL sales	509	134	—	643
Net loss on oil and gas derivative financial instruments	1	—	—	1
Marketing and midstream revenues	1,244	29	—	1,273

Total revenues	5,384	1,773	1,008	8,165

Expenses and other income, net:
Lease operating expenses	751	460	115	1,326
Production taxes	165	3	87	255
Marketing and midstream operating costs and expenses	900	12	—	912
Depreciation, depletion and amortization of oil and gas properties	1,230	535	172	1,937
Depreciation and amortization of non-oil and gas properties	130	15	1	146
Accretion of asset retirement obligation	29	23	3	55
General and administrative expenses	278	83	(3)	358
Interest expense	174	151	—	325
Change in fair value of other financial instruments	(30)	(1)	—	(31)
Other income, net	(28)	(11)	(32)	(71)

Total expenses and other income, net	3,599	1,270	343	5,212

Earnings from continuing operations before income tax expense	1,785	503	665	2,953
Income tax expense (benefit):
Current	120	145	194	459
Deferred	467	3	(18)	452

Total income tax expense	587	148	176	911

Earnings from continuing operations	1,198	355	489	2,042
Discontinued operations:
Earnings from discontinued operations before income tax expense	—	—	442	442
Income tax expense	—	—	194	194

Earnings from discontinued operations	—	—	248	248

Net earnings	1,198	355	737	2,290
Preferred stock dividends	7	—	—	7

Net earnings applicable to common stockholders	$1,191	$355	$737	$2,283

Capital expenditures, before revision of future ARO	$3,204	$952	$329	$4,485
Revision of future ARO	210	99	2	311

Capital expenditures, continuing operations	$3,414	$1,051	$331	$4,796

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion addresses material changes in our results of operations and capital resources and uses for the three-month and nine-month periods ended September 30, 2008, compared to the three-month and nine-month periods ended September 30, 2007, and in our financial condition and liquidity since December 31, 2007. It is presumed that readers have read or have access to our 2007 Annual Report on Form 10-K/A, which includes disclosures regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.
Business Overview
     During the third quarter and first nine months of 2008, we generated net earnings of $2.6 billion and $4.7 billion, respectively, or $5.87 and $10.40 per diluted share, representing increases of 260% and 105% over the same periods of 2007. Additionally, net cash provided by operating activities for the first nine months of 2008 climbed to a record amount of $8.2 billion, representing a 60% increase over 2007. These increases in earnings and cash flow were largely attributable to the following factors:
•	Production increased 3% and 6% in the third quarter and first nine months of 2008, respectively.

•	The combined realized price without hedges for oil, gas and NGLs increased 57% and 51% in the third quarter and first nine months of 2008, respectively.

•	Oil and gas hedges generated a net gain of $1.6 billion in the third quarter of 2008 and a net loss of $411 million in the first nine months of 2008. Included in these amounts were cash payments of $240 million and $551 million, respectively.

•	Marketing and midstream operating profit increased 28% and 52% in the third quarter and first nine months of 2008, respectively.

•	Per unit operating costs rose 26% and 17% in the third quarter and first nine months of 2008, respectively.

•	General and administrative expenses increased 17% and 33% in the third quarter and first nine months of 2008, respectively.

•	Cash spent on capital expenditures for oil and gas exploration and development activities was $5.7 billion during the first nine months of 2008.
     In the third quarter of 2008, we sold our operations in Cote d’Ivoire, completing another sale under our African divestiture program. The sales price was $205 million ($163 million net of purchase price adjustments). As a result of this sale, we recognized an after-tax gain of $101 million in the third quarter of 2008.
     With the completion of the Cote d’Ivoire transaction, we have divested all our oil and gas producing properties in Africa, including Equatorial Guinea—the largest individual transaction in the divestiture program. The Africa divestitures have generated just over $3.0 billion of sales proceeds. After income taxes and purchase price adjustments, such proceeds totaled $2.2 billion and generated after-tax gains of $0.8 billion. Also, in conjunction with these asset sales, we repatriated an additional $2.3 billion of earnings from certain foreign subsidiaries to the United States in the first nine months of 2008. We also expect to repatriate $0.4 billion from certain foreign subsidiaries to the United States in the fourth quarter of 2008.
     With the proceeds from asset sales, repatriated funds and growing cash flow from operations, we repaid $2.5 billion of commercial paper and credit facility borrowings. During 2008, we fully redeemed our exchangeable debentures for cash payments totaling $1.0 billion. We also repurchased 6.5 million common shares for $665 million and redeemed $150 million of preferred stock during the first nine months of 2008.
Industry Overview and Outlook
     As disclosed in our 2007 Annual Report on Form 10-K/A, our current and future earnings depend largely on our ability to replace and grow oil and gas reserves, increase production and exert cost discipline. We must also manage commodity pricing risks to achieve long-term success. Recently, managing and reacting to the volatility of oil and natural gas prices has been an important part of our strategy.

     Oil and natural gas prices have reached historical high levels in recent years and during the first half of 2008. These high prices have been a key factor in the oil and gas industry experiencing cost increases that have exceeded general inflation trends. We are no different from others in the industry in that we have been impacted by these cost increases. However, we have continued to remain disciplined with regards to our operating costs and capital expenditures. We have utilized the record operating cash flows generated by high commodity prices, along with proceeds from our African divestitures, to, among other uses, repay outstanding debt. During 2007 and the first nine months of 2008, we repaid outstanding debt totaling $3.4 billion. During this same period, we also repurchased $1.0 billion of our common stock and redeemed $150 million of preferred stock.
     As we exited the third quarter of 2008, oil and natural gas prices had declined sharply from their recent record levels. In addition, recent problems in the credit markets, steep stock market declines, financial institution failures and government bail-outs provide evidence of a weakening United States and global economy. As a result of the market turmoil and price decreases, oil and gas companies with high debt levels and lack of liquidity have been and will continue to be negatively impacted.
     However, we do not expect to be significantly impacted by these recent events. We are in a financially-strong position due to our past strategies. We continue to have access to the commercial paper market, and we had $3.1 billion of available capacity under our credit facilities as of November 5, 2008. We also anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.
Results of Operations
Revenues
Oil, Gas and NGL Sales
     The three-month and nine-month comparison of our oil, gas and NGL production and the related prices realized without the effect of hedges is shown in the following tables. The amounts for all periods presented exclude our Egyptian operations that were sold in the fourth quarter of 2007 and our West African operations, which are classified as discontinued operations in our financial statements.

	Total
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change(2)	2008	2007	Change(2)
Production
Oil (MMBbls)	12	13	-10%	39	41	-4%
Gas (Bcf)	239	223	+7%	692	637	+9%
NGLs (MMBbls)	7	7	+5%	21	19	+10%
Oil, Gas and NGLs (MMBoe)(1)	58	57	+3%	175	166	+6%

Realized prices without hedges
Oil (Per Bbl)	$106.95	$67.41	+59%	$101.42	$59.88	+69%
Gas (Per Mcf)	$8.82	$5.28	+67%	$8.60	$5.95	+45%
NGLs (Per Bbl)	$54.72	$38.34	+43%	$52.03	$34.31	+52%
Oil, Gas and NGLs (Per Boe)(1)	$64.29	$40.86	+57%	$62.84	$41.52	+51%

Revenues ($ in millions)
Oil sales	$1,296	$905	+43%	$4,001	$2,461	+63%
Gas sales	2,107	1,175	+79%	5,947	3,787	+57%
NGL sales	362	242	+50%	1,069	643	+66%

Oil, Gas and NGL sales	$3,765	$2,322	+62%	$11,017	$6,891	+60%

	Domestic
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change(2)	2008	2007	Change(2)
Production
Oil (MMBbls)	4	5	-20%	13	14	-7%
Gas (Bcf)	185	164	+13%	532	465	+14%
NGLs (MMBbls)	6	6	+5%	18	16	+13%
Oil, Gas and NGLs (MMBoe)(1)	40	38	+7%	119	107	+11%

Realized prices without hedges
Oil (Per Bbl)	$118.70	$73.19	+62%	$111.94	$63.01	+78%
Gas (Per Mcf)	$8.66	$5.23	+65%	$8.50	$5.87	+45%
NGLs (Per Bbl)	$51.50	$36.78	+40%	$48.96	$32.68	+50%
Oil, Gas and NGLs (Per Boe)(1)	$58.38	$37.62	+55%	$57.43	$38.55	+49%

Revenues ($ in millions)
Oil sales	$467	$359	+30%	$1,476	$898	+64%
Gas sales	1,598	860	+86%	4,522	2,732	+66%
NGL sales	288	196	+47%	859	509	+69%

Oil, Gas and NGL sales	$2,353	$1,415	+66%	$6,857	$4,139	+66%

	Canada
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change(2)	2008	2007	Change(2)
Production
Oil (MMBbls)	5	4	+30%	15	12	+32%
Gas (Bcf)	54	59	-7%	159	171	-7%
NGLs (MMBbls)	1	1	5%	3	3	-5%
Oil, Gas and NGLs (MMBoe)(1)	15	15	+4%	45	43	+4%

Realized prices without hedges
Oil (Per Bbl)	$92.98	$53.40	+74%	$87.28	$48.01	+82%
Gas (Per Mcf)	$9.36	$5.40	+73%	$8.90	$6.16	+45%
NGLs (Per Bbl)	$72.19	$46.77	+54%	$70.00	$42.36	+65%
Oil, Gas and NGLs (Per Boe)(1)	$70.24	$39.28	+79%	$66.16	$40.33	+64%

Revenues ($ in millions)
Oil sales	$507	$224	+127%	$1,345	$562	+139%
Gas sales	504	312	+61%	1,410	1,048	+35%
NGL sales	74	46	+61%	210	134	+57%

Oil, Gas and NGL sales	$1,085	$582	+86%	$2,965	$1,744	+70%

	International
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change(2)	2008	2007	Change(2)
Production
Oil (MMBbls)	3	4	-37%	11	15	-28%
Gas (Bcf)	—	—	2%	1	1	+17%
NGLs (MMBbls)	—	—	N/M	—	—	N/M
Oil, Gas and NGLs (MMBoe)(1)	3	4	-36%	11	16	-28%

Realized prices without hedges
Oil (Per Bbl)	$117.97	$74.43	+58%	$108.73	$66.10	+64%
Gas (Per Mcf)	$10.72	$6.61	+62%	$9.95	$5.73	+74%
NGLs (Per Bbl)	$—	$—	N/M	$—	$—	N/M
Oil, Gas and NGLs (Per Boe)(1)	$116.35	$73.77	+58%	$107.63	$65.66	+64%

Revenues ($ in millions)
Oil sales	$322	$322	+0%	$1,180	$1,001	+18%
Gas sales	5	3	+66%	15	7	+103%
NGL sales	—	—	N/M	—	—	N/M

Oil, Gas and NGL sales	$327	$325	+0%	$1,195	$1,008	+18%

(1)	Gas volumes are converted to Boe or MMBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. NGL volumes are converted to Boe on a one-to-one basis with oil.

(2)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

N/M Not meaningful.
     The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended September 30, 2008 and 2007.

	Oil	Gas	NGLs	Total
	(In millions)
2007 sales	$905	$1,175	$242	$2,322
Changes due to volumes	(88)	87	12	11
Changes due to prices	479	845	108	1,432

2008 sales	$1,296	$2,107	$362	$3,765

     The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the nine months ended September 30, 2008 and 2007.

	Oil	Gas	NGLs	Total
	(In millions)
2007 sales	$2,461	$3,787	$643	$6,891
Changes due to volumes	(99)	328	62	291
Changes due to prices	1,639	1,832	364	3,835

2008 sales	$4,001	$5,947	$1,069	$11,017

Oil Sales
     Oil sales decreased $88 million in the third quarter of 2008 due to a one million barrel, or 10%, decrease in production. Our International production decreased approximately one million barrels due to reaching certain cost recovery thresholds of our carried interest in Azerbaijan. We also deferred 0.4 million barrels of oil production during the third quarter of 2008 as the result of the effects of Hurricanes Ike and Gustav. These decreases were partially offset by additional production resulting from increased development activity at our Jackfish and Lloydminster areas in Canada.

     Oil sales increased $479 million in the third quarter of 2008 as a result of a 59% increase in our realized price without hedges. The average NYMEX West Texas Intermediate index price increased 58% during the same time period, accounting for the majority of the increase.
     Oil sales decreased $99 million in the first nine months of 2008 due to a two million barrel, or 4%, decrease in production. Our International production decreased approximately four million barrels due to reaching certain cost recovery thresholds of our carried interest in Azerbaijan. We also deferred 0.4 million barrels of oil production due to hurricanes. These decreases were partially offset by additional production resulting from increased development activity at our Jackfish and Lloydminster areas in Canada.
     Oil sales increased $1.6 billion in the first nine months of 2008 as a result of a 69% increase in our realized price without hedges. The average NYMEX West Texas Intermediate index price increased 72% during the same time period, accounting for the majority of the increase.
Gas Sales
     A 16 Bcf, or 7%, increase in production during the third quarter of 2008 caused gas sales to increase by $87 million. Our drilling and development program in the Barnett Shale field in north Texas contributed 23 Bcf to the gas production increase. We also deferred 5 Bcf of gas production in the third quarter of 2008 due to Hurricanes Ike and Gustav. This net increase and the effect of new drilling and development in our other North American properties were partially offset by natural production declines.
     Gas sales increased $845 million during the third quarter of 2008 as a result of a 67% increase in our realized price without hedges. This increase was largely due to increases in the regional index prices upon which our gas sales are based.
     A 55 Bcf, or 9%, increase in production during the first nine months of 2008 caused gas sales to increase by $328 million. Our drilling and development program in the Barnett Shale field in north Texas contributed 64 Bcf to the gas production increase. We also deferred 5 Bcf of gas production due to hurricanes. This net increase and the effect of new drilling and development in our other North American properties were partially offset by natural production declines.
     Gas sales increased $1.8 billion during the first nine months of 2008 as a result of a 45% increase in our realized price without hedges. This increase was largely due to increases in the regional index prices upon which our gas sales are based.
Net Gain (Loss) on Oil and Gas Derivative Financial Instruments
     The following tables provide financial information associated with our oil and gas hedges for the third quarter and first nine months of 2008 and 2007. The first table presents the cash settlements and unrealized gains and losses recognized as components of our revenues. The subsequent tables present our oil, gas and NGL prices with, and without, the effects of the cash settlements for the third quarter and first nine months of 2008 and 2007. The prices do not include the effects of unrealized gains and losses.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)
Cash settlements:
Gas price swaps	$(115)	$14	$(276)	$29
Gas price collars	(125)	—	(275)	2

Total cash settlements (paid) received	(240)	14	(551)	31

Unrealized gains (losses) on fair value changes:
Gas price swaps	645	(7)	27	(26)
Gas price collars	1,142	—	114	(4)
Oil price collars	45	—	(1)	—

Total unrealized gains (losses) on fair value changes	1,832	(7)	140	(30)

Net gain (loss) on oil and gas derivative financial instruments	$1,592	$7	$(411)	$1

	Three Months Ended September 30, 2008
	Oil	Gas	NGLs	Total
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$106.95	$8.82	$54.72	$64.29
Cash settlements of hedges	(0.01)	(1.01)	—	(4.10)

Realized price, including cash settlements	$106.94	$7.81	$54.72	$60.19

	Three Months Ended September 30, 2007
	Oil	Gas	NGLs	Total
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$67.41	$5.28	$38.34	$40.86
Cash settlements of hedges	—	0.06	—	0.24

Realized price, including cash settlements	$67.41	$5.34	$38.34	$41.10

	Nine Months Ended September 30, 2008
	Oil	Gas	NGLs	Total
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$101.42	$8.60	$52.03	$62.84
Cash settlements of hedges	—	(0.80)	—	(3.15)

Realized price, including cash settlements	$101.42	$7.80	$52.03	$59.69

	Nine Months Ended September 30, 2007
	Oil	Gas	NGLs	Total
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$59.88	$5.95	$34.31	$41.52
Cash settlements of hedges	—	0.05	—	0.19

Realized price, including cash settlements	$59.88	$6.00	$34.31	$41.71

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
     During the third quarter and first nine months of 2008, we paid $240 million, or $1.01 per Mcf, and $551 million, or $0.80 per Mcf, respectively, to counterparties to settle our gas price swaps and collars. During the third quarter and nine months of 2007, we received $14 million, or $0.06 per Mcf, and $31 million, or $0.05 per Mcf, respectively, from counterparties to settle our gas price swaps and collars.
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
     The most significant variable to our cash flow calculations is our estimate of future commodity prices. We base our estimate of future prices upon published forward commodity price curves such as the Inside FERC Henry Hub forward curve for gas instruments and the NYMEX West Texas Intermediate forward curve for oil instruments. Based on the amount of volumes subject to price swaps and collars at September 30, 2008, a 10% increase in these forward curves would have decreased our third quarter 2008 unrealized gain for our oil and gas derivative financial instruments by approximately $130 million. Another key input to our cash flow calculations is our estimate of volatility for these forward curves, which we base primarily upon implied volatility.
     In spite of the recent turmoil in the financial markets, counterparty credit risk has not had a significant effect on our cash flow calculations and commodity derivative valuations. This is primarily the result of two factors. First, we have mitigated our exposure to any single counterparty by contracting with numerous counterparties. Our commodity derivative contracts are held with thirteen separate counterparties. Second, our derivative contracts generally require cash collateral to be posted if either our or the counterparty’s credit rating falls below “investment grade”. The threshold for collateral posting decreases as the debt rating falls further below investment grade. Such thresholds generally range from zero to $50 million for the majority of our contracts. As of September 30, 2008, the credit ratings of all our counterparties were investment grade.
     The $1.8 billion unrealized gain in the third quarter of 2008 was primarily the result of large fluctuations in the forward curves of the Inside FERC Henry Hub index. As a result of a significant increase in the Inside FERC Henry Hub forward curve from our contract trade dates to the end of the second quarter of 2008, we recognized a $1.7 billion unrealized loss during the first half of 2008. During the third quarter of 2008, the Inside FERC Henry Hub forward curve decreased considerably. As a result we recognized an unrealized gain of $1.8 billion, in effect, reversing the unrealized loss recognized in the first half of 2008.
     The $140 million unrealized gain in the first nine months of 2008 was primarily the result of a decrease in the Inside FERC Henry Hub index subsequent to our trade dates.
     During the third quarter and first nine months of 2007, we recognized unrealized losses totaling $7 million and $30 million, respectively, related to our gas derivative instruments.
Marketing and Midstream Revenues and Operating Costs and Expenses
     The details of the changes in marketing and midstream revenues, operating costs and expenses and the resulting operating profit between the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 are shown in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change(1)	2008	2007	Change(1)
Marketing and midstream ($ in millions):
Revenues	$621	$434	+43%	$1,895	$1,273	+49%
Operating costs and expenses	452	301	+50%	1,349	912	+48%

Operating profit	$169	$133	+28%	$546	$361	+52%

(1)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
     During the third quarter of 2008, marketing and midstream revenues increased $187 million and operating costs and expenses also increased $151 million, causing operating profit to increase $36 million. During the first nine months of 2008, marketing and midstream revenues increased $622 million and operating costs and expenses also increased $437 million, causing operating profit to increase $185 million. Revenues and expenses increased during these periods primarily due to higher natural gas and NGL prices, as well as higher gas pipeline throughput in the Barnett Shale.

Oil, Gas and NGL Production and Operating Expenses
     The three-month and nine-month comparisons of oil, gas and NGL production and operating expenses are shown in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change(1)	2008	2007	Change(1)
Production and operating expenses ($ in millions):
Lease operating expenses	$591	$457	+29%	$1,634	$1,326	+23%
Production taxes	152	85	+80%	462	255	+81%

Total production and operating expenses	$743	$542	+37%	$2,096	$1,581	+33%

Production and operating expenses per Boe:
Lease operating expenses	$10.09	$8.04	+26%	$9.32	$7.99	+17%
Production taxes	2.60	1.49	+74%	2.64	1.54	+71%

Total production and operating expenses per Boe	$12.69	$9.53	+33%	$11.96	$9.53	+26%

(1)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
Lease Operating Expenses (“LOE”)
     LOE increased $134 million in the third quarter of 2008. The largest contributor to this increase, as well as the increase in LOE per Boe, was higher per-unit costs associated with new thermal heavy oil production from our Jackfish operations in Canada as well as new oil production from Brazil. As these large-scale projects are in the early phases of production, per-unit operating costs are higher than the per-unit costs for our overall portfolio of producing properties. LOE also increased $14 million due to our 3% growth in production. Additionally, LOE increased $14 million due to damages of certain of our facilities and transportation systems that were caused by Hurricane Ike in the third quarter of 2008. These hurricane damages also contributed to the increase in LOE per Boe.
     LOE increased $308 million in the first nine months of 2008. The largest contributor to this increase, as well as the increase in LOE per Boe, was higher per-unit costs associated with new thermal heavy oil production from our Jackfish operations in Canada as well as new oil production from Brazil. LOE also increased $75 million due to our 6% growth in production. Additionally, LOE increased $14 million due to damages caused by Hurricane Ike. Changes in the exchange rate between the U.S. and Canadian dollar also caused LOE to increase $46 million. This exchange rate also contributed to the increase in LOE per Boe.
Production Taxes
     The following table details the changes in production taxes between the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007. The majority of our production taxes are assessed on our U.S. onshore properties and are based on a fixed percentage of revenues. Therefore, the changes due to revenues in the following table primarily relate to changes in oil, gas and NGL revenues from our U.S. onshore properties.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	(In millions)
2007 production taxes	$85	$255
Change due to revenues	52	153
Change due to rate	15	54

2008 production taxes	$152	$462

Depreciation, Depletion and Amortization Expenses (“DD&A”)
     The changes in our production volumes, DD&A rate per unit and DD&A of oil and gas properties between the three and nine months ended September 30, 2008 and 2007 are shown in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change(1)	2008	2007	Change(1)
Production volumes (MMBoe)	58	57	+3%	175	166	+6%
DD&A rate ($ per Boe)	$13.34	$12.41	+8%	$13.01	$11.67	+11%

DD&A expense ($ in millions)	$781	$705	+11%	$2,280	$1,937	+18%

(1)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.
     The following table details the changes in DD&A of oil and gas properties between the three months and nine months ended September 30, 2008 and 2007.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	(In millions)
2007 DD&A	$705	$1,937
Change due to volumes	21	109
Change due to rate	55	234

2008 DD&A	$781	$2,280

     The 3% production increase during the third quarter of 2008 caused oil and gas property related DD&A to increase $21 million. In addition, oil and gas property related DD&A increased $55 million due to an 8% increase in the DD&A rate. The largest contributor to the rate increase was inflationary pressure on costs incurred during 2007 and 2008, as well as the estimated development costs to be spent in future periods on proved undeveloped reserves. Other factors contributing to the rate increase included the transfer of previously unproved costs to the depletable base as a result of 2007 and 2008 drilling activities.
     The 6% production increase during the first nine months of 2008 caused oil and gas property related DD&A to increase $109 million. In addition, oil and gas property related DD&A increased $234 million due to an 11% increase in the DD&A rate. The largest contributor to the rate increase was inflationary pressure on costs incurred during 2007 and 2008, as well as the estimated development costs to be spent in future periods on proved undeveloped reserves. Other factors contributing to the rate increase included a higher Canadian-to-U.S. dollar exchange rate in 2008 and the transfer of previously unproved costs to the depletable base as a result of 2007 and 2008 drilling activities.
General and Administrative Expenses (“G&A”)
     The following schedule includes the components of G&A expense for the three-month and nine-month periods ended September 30, 2008 and 2007.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	Change(1)	2008	2007	Change(1)
	(In millions)			(In millions)
Gross G&A	$280	$239	+17%	$864	$673	+29%
Capitalized G&A	(99)	(84)	+18%	(298)	(230)	+30%
Reimbursed G&A	(35)	(29)	+18%	(92)	(85)	+8%

Net G&A	$146	$126	+17%	$474	$358	+33%

(1)	All percentage changes included in this table are based on actual figures and are not calculated using the rounded figures included in this table.

     Gross G&A increased $41 million in the third quarter of 2008 compared to the same period of 2007. The largest contributor to the increase was higher employee compensation and benefits costs related to our workforce growth and industry inflation.
     The $15 million increase in capitalized G&A during the third quarter of 2008 is primarily due to the higher employee compensation and benefits costs.
     Gross G&A increased $191 million in the first nine months of 2008 compared to the same period of 2007. The largest contributor to the increase was higher employee compensation and benefits costs related to our workforce growth and industry inflation. Additionally, gross G&A increased $27 million due to the accelerated expense recognition of share-based compensation. In the second quarter of 2008, we modified the share-based compensation arrangements for certain members of senior management (“executives”). The modified compensation arrangements provide that executives who meet certain years-of-service and age criteria can retire and continue vesting in outstanding share-based grants. This modification results in accelerated expense recognition as executives approach the years-of-service and age criteria. Additionally, when the modification was made in the second quarter of 2008, certain executives had already met the years-of-service and age criteria. As a result, we recognized an additional $27 million of share-based compensation expense in the second quarter of 2008 related to this modification. This additional expense would have been recognized in future reporting periods if the modification had not been made and the executives continued their employment at Devon.
     The $68 million increase in capitalized G&A during the first nine months of 2008 was primarily due to higher employee compensation and benefits costs.
Interest Expense
     The following schedule includes the components of interest expense for the three-month and nine-month periods ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)
Interest based on debt outstanding	$96	$127	$332	$380
Capitalized interest	(28)	(26)	(84)	(73)
Other	1	7	13	18

Total	$69	$108	$261	$325

     Interest based on debt outstanding decreased during the third quarter of 2008 and the first nine months of 2008 primarily due to a decrease in outstanding borrowings. The decrease in borrowings resulted largely from the use of proceeds from our West African divestiture program and cash flow from operations to repay all commercial paper and credit facility borrowings in the second quarter of 2008. Additionally, we retired our exchangeable debentures during the third quarter of 2008.
Change in Fair Value of Other Financial Instruments
     The following schedule includes the components of the change in fair value of non-oil and gas financial instruments for the three months and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)
Losses (gains) from:
Chevron common stock	$236	$(133)	$154	$(285)
Option embedded in exchangeable debentures	(167)	111	(109)	255
Interest rate swaps	(23)	—	(23)	(1)

Total	$46	$(22)	$22	$(31)

     Each reporting period, we recognize unrealized changes in the fair values of our investment in 14.2 million shares of Chevron common stock and the conversion option embedded in the debentures exchangeable into shares of Chevron common stock. We calculate the fair value of our investment in Chevron common stock using Chevron’s published market price.
     The embedded option was not actively traded in an established market. Therefore, we estimated its fair value using quotes obtained from a broker for trades occurring near the valuation date. Because the exchangeable debentures matured in August 2008, the embedded option’s recent fair value changes largely coincided with changes in the market price of Chevron’s common stock. As a result, when Chevron’s common stock price has increased from one valuation date to another, we have recognized a gain on our investment and a loss on the embedded option. The inverse is also true. Since the exchangeable debentures were retired in August 2008, we will not recognize any future gains or losses from the embedded option.
     The loss on our investment in Chevron common stock was directly attributable to a $16.65 decrease in the price per share of Chevron’s common stock during the third quarter of 2008. The gain on the embedded option during the third quarter of 2008 was directly attributable to the change in fair value of the Chevron common stock from July 1, 2008 to the maturity date of August 15, 2008. The gain on our investment in Chevron common stock and loss on the embedded option during the third quarter of 2007 were directly attributable to a $9.34 increase in the price per share of Chevron’s common stock during the third quarter of 2007.
     The loss on our investment in Chevron common stock and gain on the embedded option during the first nine months of 2008 were primarily attributable to a $10.85 increase in the price per share of Chevron’s common stock during the first nine months of 2008. The gain on our investment in Chevron common stock and loss on the embedded option during the first nine months of 2007 were directly attributable to a $20.05 increase in the price per share of Chevron’s common stock during the first nine months of 2007.
     We also recognize unrealized changes in the fair values of our interest rate swaps each reporting period. We estimate the fair values of our interest rate swap financial instruments primarily by using internal discounted cash flow calculations based upon forward interest-rate yields. From time to time, we validate our valuation techniques by comparing our internally generated fair value estimates with those obtained from contract counterparties and/or brokers.
     The most significant variable to our cash flow calculations is our estimate of future interest rate yields. We base our estimate of future yields upon our own internal model that utilizes forward curves such as the LIBOR or the Federal Funds Rate provided by a third-party. Based on the notional subject to the interest rate swaps at September 30, 2008, a 10% increase in these forward curves would have decreased our third quarter 2008 unrealized gain for our interest rate swaps by approximately $15 million.
     In the third quarter of 2008, we recorded a $23 million unrealized gain as a result of changes in interest rates subsequent to the trade date. There were no cash settlements in the third quarter of 2008.
     As previously discussed for our commodity derivative contracts, counterparty credit risk has not had a significant effect on our cash flow calculations and interest rate derivative valuations. Similar to our commodity derivative contracts, our interest rate derivative contracts are held with five separate counterparties and have cash collateral posting requirements. Additionally, the credit ratings of all our counterparties are investment grade as of September 30, 2008.

Income Taxes
     The following table presents our total income tax expense related to continuing operations and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate for the three-month and nine-month periods ended September 30, 2008 and 2007. The primary factors causing our effective rates to vary from 2007 to 2008, and differ from the U.S. statutory rate, are discussed below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Total income tax expense (In millions)	$1,226	$317	$2,134	$911

U.S. statutory income tax rate	35%	35%	35%	35%
Repatriations and tax policy election changes	—	—	5%	—
Canadian statutory rate reductions	—	—	—	(1%)
Other, primarily taxation on foreign operations	(2%)	(2%)	(4%)	(3%)

Effective income tax rate	33%	33%	36%	31%

     For the nine months ended September 30, 2008, our effective income tax rate was higher than the U.S. statutory income tax rate largely due to two related factors. First, in the second quarter of 2008, we repatriated $1.3 billion in earnings from certain foreign subsidiaries to the United States. At the end of the second quarter of 2008, we also expected to repatriate approximately $1.5 billion in earnings from foreign subsidiaries to the United States during the last six months of 2008. Second, we made certain tax policy election changes in the second quarter of 2008 to minimize the taxes we otherwise would pay to all relevant tax jurisdictions for the cash repatriations, as well as the taxable gains associated with the sales of assets in West Africa. As a result of the repatriation and tax policy election changes, we recognized additional tax expense of $312 million during the second quarter of 2008. Of the $312 million, $295 million was recognized as current income tax expense, and $17 million was recognized as deferred tax expense. Excluding the $312 million of additional tax expense, our effective income tax rate would have been 31% for the first nine months of 2008.
     For the nine months ended September 30, 2007, our effective income tax rate was impacted by a $30 million tax benefit that we recognized as a result of a statutory rate reduction enacted by the Canadian Federal government in the second quarter of 2007. Excluding the effect of the rate reduction, our effective income tax rate would have been 32% for the first nine months of 2007.
     These rates, as well as the rates for the third quarters of 2008 and 2007, were lower than the U.S. statutory income tax rate largely due to our foreign operations, which have statutory rates lower than the U.S. statutory income tax rate.
Earnings from Discontinued Operations
     Our discontinued operations consist of our operations in Egypt, which were sold in the fourth quarter of 2007, and our operations in West Africa, including Equatorial Guinea, Gabon, Cote d’Ivoire and other countries in the region.
     Following are the components of earnings from discontinued operations for the three months and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)
Earnings from discontinued operations before income taxes	$93	$177	$1,133	$442
Income tax expense (benefit)	(16)	86	219	194

Earnings from discontinued operations	$109	$91	$914	$248

     Earnings from discontinued operations increased $18 million in the third quarter of 2008. We recognized a $101 million after-tax gain from the sale of our assets in Cote d’Ivoire in the third quarter of 2008. This gain was largely offset by the effect of reduced earnings due to the sales of our operations in Equatorial Guinea and Gabon in the second quarter of 2008 and Egypt in the fourth quarter of 2007.
     Earnings from discontinued operations increased $666 million in the first nine months of 2008. We recognized after-tax gains totaling $748 million from the sale of our assets in Equatorial Guinea, Gabon, Cote d’Ivoire and other countries in the second and third quarters of 2008. These gains were largely offset by the effect of reduced earnings due to the sales of such operations.
Capital Resources, Uses and Liquidity
     The following discussion of liquidity and capital resources should be read in conjunction with the consolidated statements of cash flows included in Part I, Item 1.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2008	2007
	(In millions)
Sources of cash and cash equivalents:
Operating cash flow — continuing operations	$8,079	$4,739
Net credit facility borrowings	—	400
Sales of property and equipment	116	39
Stock option exercises	109	71
Net sales of short-term investments	247	233
Cash received from discontinued operations	1,898	—
Other	58	20

Total sources of cash and cash equivalents	10,507	5,502

Uses of cash and cash equivalents:
Capital expenditures	(6,179)	(4,477)
Net commercial paper repayments	(1,004)	(129)
Net repayments of debt	(2,481)	(166)
Repurchases of common stock	(665)	(133)
Redemption of preferred stock	(150)	—
Dividends	(216)	(193)

Total uses of cash and cash equivalents	(10,695)	(5,098)

Increase (decrease) from continuing operations	(188)	404
Increase from discontinued operations, net of distributions to continuing operations	58	217
Effect of foreign exchange rates	(47)	44

Net (decrease) increase in cash and cash equivalents	$(177)	$665

Cash and cash equivalents at end of period	$1,196	$1,421

Short-term investments at end of period	$1	$341

Operating Cash Flow — Continuing Operations
     Net cash provided by operating activities (“operating cash flow”) continued to be the primary source of capital and liquidity in the first nine months of 2008. Changes in operating cash flow are largely due to the same factors that affect our net earnings, with the exception of those earnings changes due to such noncash expenses as DD&A, financial instrument fair value changes and deferred income tax expense. As a result, our operating cash flow increased in 2008 primarily due to the increase in earnings as discussed in the “Results of Operations” section of this report.
     During the first nine months of 2008 and 2007, our operating cash flow was sufficient to fund our capital expenditures.

Other Sources of Cash
     As needed, we utilize cash on hand and access our available credit under our credit facilities and commercial paper program as sources of cash to supplement our operating cash flow. Additionally, we sometimes acquire short-term investments to maximize our income on available cash balances. As needed, we may reduce such short-term investment balances to further supplement our operating cash flow. During 2008, we reduced our short-term investment balances by $247 million. During 2007, we reduced our short-term investment balances by $233 million and utilized $105 million of net borrowings from our unsecured revolving line of credit to supplement our operating cash flow and fund debt repayments.
     In 2008, another significant source of cash has been the proceeds from our African divestiture program. In the second and third quarters of 2008, we received $2.6 billion in proceeds ($1.9 billion net of income taxes and purchase price adjustments) from sales of assets located in certain West African countries, including Equatorial Guinea—the largest individual transaction in the divestiture program. Also, in conjunction with these asset sales, we repatriated an additional $2.3 billion of earnings from certain foreign subsidiaries to the United States in the first nine months of 2008.
     During 2008, we have used the proceeds from asset sales, repatriated funds and our operating cash flow in excess of capital expenditures to fund debt repayments, common stock repurchases, redemptions of preferred stock and dividends on common and preferred stock.
Capital Expenditures
     Following are the components of our capital expenditures for the first nine months of 2008 and 2007.

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)
U.S. Onshore	$3,381	$2,371
U.S. Offshore	813	485
Canada	1,137	928
International	412	366

Total exploration and development	5,743	4,150
Midstream	310	266
Other	126	61

Total capital expenditures	$6,179	$4,477

     Our capital expenditures consist of amounts related to our oil and gas exploration and development operations, our midstream operations and other corporate activities. The vast majority of our capital expenditures are for the acquisition, drilling or development of oil and gas properties, which totaled $5.7 billion and $4.2 billion in the first nine months of 2008 and 2007, respectively. Capital expenditures for our midstream operations are primarily for the construction and expansion of natural gas processing plants, natural gas pipeline systems and oil pipelines.
     Our exploration and development capital expenditures increased $1.6 billion in the first nine months of 2008. The higher expenditures primarily related to increased drilling activities in the Barnett Shale, Gulf of Mexico and Carthage areas of the United States and the Lloydminster area of Canada. Expenditures also increased due to inflationary pressure driven by increased competition for field services.
Net Repayments of Debt
     During the first nine months of 2008, we repaid $2.5 billion in outstanding credit facility and commercial paper borrowings primarily with proceeds received from the sales of assets under our African divestiture program and cash generated from operations.
     Also during the first nine months of 2008, virtually all holders of exchangeable debentures exercised their option to exchange their debentures for shares of Chevron common stock owned by Devon. The debentures matured on August 15, 2008. In lieu of delivering its shares of Chevron common stock, Devon exercised its option to pay the exchanging debenture holders cash totaling $1.0 billion. This amount included the retirement of debentures with a book value of $652 million and a $379 million reduction of the related embedded derivative option’s balance.
Repurchases of Common Stock
     During the first nine months of 2008, we repurchased 6.5 million shares for $665 million, or $102.56 per share. The 6.5 million shares include 4.5 million shares that were repurchased under our 50 million share program and 2.0 million shares that were repurchased under our ongoing, annual stock repurchase program.
     During the first nine months of 2007, we repurchased 1.7 million shares at a cost of $133 million.
Redemption of Preferred Stock
     On June 20, 2008, we redeemed all 1.5 million outstanding shares of our 6.49% Series A cumulative preferred stock. Each share of preferred stock was redeemed for cash at a redemption price of $100 per share, plus accrued and unpaid dividends up to the redemption date.
Dividends
     Our common stock dividends were $211 million (or a quarterly rate of $0.16 per share) and $186 million (or a quarterly rate of $0.14 per share) in the first nine months of 2008 and 2007, respectively. The higher dividend rate was the primary cause of the increase in common dividends. Our preferred dividends were $5 million and $7 million in the first nine months of 2008 and 2007. The decrease in the preferred dividends was due to the redemption of our preferred stock in the second quarter of 2008.
Liquidity
     Our primary source of capital and liquidity has been our operating cash flow. Additionally, we maintain revolving lines of credit and a commercial paper program which can be accessed as needed to supplement operating cash flow. Another available source of liquidity includes our cash on hand which totaled $1.2 billion as of September 30, 2008. Additionally, the proceeds from the sales of our operations in West Africa, including related repatriations of earnings from certain foreign subsidiaries to the United States, has served as another major source of liquidity in 2008. During the first nine months of 2008, we repatriated $2.3 billion in earnings. We expect to repatriate approximately $0.4 billion during the last three months of 2008.
     We currently estimate these capital resources will provide sufficient liquidity to fund our planned uses of capital over the near-term. We are currently generating significant operating cash flow that adequately funds our capital expenditures. Additionally, we have no short-term debt. We also have approximately $3.1 billion of available capacity under our lines of credit.
     The issuance of equity securities and long-term debt has occasionally over the years been a source of capital and liquidity for us. The extraordinary conditions in the global financial and capital markets have currently limited the availability of these resources. However, we do not anticipate needing these types of capital resources for near-term liquidity needs.
Operating Cash Flow
     Our operating cash flow increased 71% to a record high of $8.1 billion in the first nine months of 2008. We expect operating cash flow to continue to be our primary source of liquidity. Our operating cash flow is sensitive to many variables, the most volatile of which is pricing of the oil, natural gas and NGLs produced.
     Commodity Prices - To mitigate some of the risk inherent in prices, we have utilized various price collars to set minimum and maximum prices on a portion of our production. We have also utilized various price swap contracts and fixed-price physical delivery contracts to fix the price of a portion of our future oil and natural gas production. As disclosed in “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” of our 2007 Annual Report on Form 10-K/A, approximately 64% of our estimated 2008 natural gas production and 12% of our estimated oil production are subject to either price collars, swaps or fixed-price contracts. Additionally, subsequent to the filing of our 2007 Annual

Report, we have entered into additional gas price collars, which represent approximately 10% of our estimated 2009 natural gas production. The key terms of these 2009 price collars are included in “Item 3. Quantitative and Qualitative Disclosures of Market Risk” of this report.
     Interest Rates - Our operating cash flow can also be sensitive to interest rate fluctuations. As of September 30, 2008, we had long-term debt of $4.8 billion. All of this long-term debt bears interest at fixed rates with an overall weighted-average rate of 7.6%. In July 2008, we entered into interest rate swaps to mitigate a portion of the fair value effects of interest rate fluctuations on our fixed-rate debt. Under the terms of these swaps, we receive a fixed rate and pay a variable rate on a total notional amount of $1.05 billion. Including the effects of these swaps, the weighted-average interest rate related to our fixed-rate debt was 7.2% as of September 30, 2008. The key terms of these interest rate swaps are included in “Item 3. Quantitative and Qualitative Disclosures of Market Risk” of this report.
     Credit Losses - Our operating cash flow is also exposed to credit risk in a variety of ways. We are exposed to the credit risk of the customers who purchase our oil, natural gas and NGL production. We are also exposed to credit risk related to the collection of receivables from our joint-interest partners for their proportionate share of expenditures made on projects we operate. We are also exposed to the credit risk of counterparties to our derivative financial contracts as discussed previously in this report.
     The recent deterioration of the global financial and capital markets, combined with the drop in oil and natural gas prices, has increased our credit risk exposure. However, we utilize a variety of mechanisms to limit our exposure to the credit risks of our customers, partners and counterparties. Such mechanisms include, under certain conditions, prepayment requirements for commodity sales and collateral posting requirements in our existing derivative contracts. As a result of these and other activities, we currently believe we have substantially mitigated the credit risk effect on our operating cash flow.
Credit Lines
     We have a five-year, syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). In August 2008, we added $150 million to our Senior Credit Facility, increasing the total capacity to $2.65 billion.
     On November 5, 2008, we established a new $700 million 364-day, syndicated, unsecured revolving senior credit facility (the “Short-Term Facility”). This new facility provides us with incremental liquidity to support the retirement of maturing debentures during 2008 and near-term capital expenditures. The Short-Term Facility also supports an increase in our commercial paper program to $2.85 billion.
     The Short-Term Facility matures on November 3, 2009. On the maturity date, all amounts outstanding will be due and payable at that time. Amounts borrowed under the Short-Term Facility bear interest at various fixed rate options for periods of up to 12 months. Such rates are generally based on LIBOR or the prime rate. The Short-Term Facility currently provides for an annual facility fee of approximately $0.7 million that is payable quarterly in arrears.
     The agreement governing the Short-Term Facility contains substantially the same covenants and restrictions as Devon’s existing Senior Credit Facility, including a maximum allowed debt-to-capitalization ratio of 65% as defined in the agreement.

     The following schedule summarizes the capacity of our credit facilities by maturity date, as well as our available capacity as of November 5, 2008.

Description	Amount
(In millions)
Senior Credit Facility maturities:
April 7, 2012	$500
April 7, 2013	2,150

Senior Credit Facility total capacity	2,650
Short-Term Facility total capacity	700

Total credit facility capacity	3,350
Less:
Outstanding credit facility borrowings	—
Outstanding commercial paper borrowings	137
Outstanding letters of credit	118

Total credit facility available capacity	$3,095

     The credit facilities contain only one material financial covenant. This covenant requires Devon to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of September 30, 2008, Devon was in compliance with this covenant. Devon’s debt-to-capitalization ratio at September 30, 2008, as calculated pursuant to the terms of the agreement, was 15.4%.
Debt Ratings
     During the first quarter of 2008, Standard and Poor’s upgraded our credit rating from BBB with a positive outlook to BBB+ with a stable outlook. During the second quarter of 2008, Fitch upgraded our credit rating from BBB with a positive outlook to BBB+ with a stable outlook. We are not aware of any potential downgrades or changes contemplated by the other rating agencies as of October 31, 2008.
Property Divestitures
     At the end of the third quarter of 2008, we had substantially completed our Africa divestiture program. In the fourth quarter of 2007, we sold our assets in Egypt. In the second quarter of 2008, we completed the sales of assets in certain West African countries, including Equatorial Guinea—the largest individual transaction in the divestiture program. In the third quarter of 2008, we completed the sale of our assets in Cote d’Ivoire for $205 million ($163 million net of purchase price adjustments). As a result of this sale, we recognized an after-tax gain of $101 million in the third quarter of 2008.
     With the completion of the Cote d’Ivoire transaction, we have divested all of our oil and gas producing properties in Africa. The Africa divestitures have generated just over $3.0 billion of sales proceeds. After income taxes and purchase price adjustments, such proceeds totaled $2.2 billion and generated after-tax gains of $0.8 billion. As planned, we have used these proceeds and related repatriations to the United States to repay debt, repurchase common stock and redeem our outstanding preferred stock during 2008.
Capital Expenditures
     In August 2008, we provided guidance for our 2008 capital expenditures. At that time, we estimated capital expenditures for our oil and gas exploration and development operations would range from $7.2 billion to $7.5 billion. Based upon current oil and natural gas price expectations and the commodity price collars, swaps and fixed-price contracts we have in place, we anticipate having adequate capital resources to fund our planned capital expenditures in the near-term.
Common Stock Repurchase Programs
     Our Board of Directors approved an ongoing, annual stock repurchase program to mitigate dilution resulting from restricted stock issued to, and options exercised by, employees. In 2008, the repurchase program authorizes the repurchase of up to 4.8 million shares or a cost of $422 million, whichever amount is reached first. Our Board of Directors also approved a separate program to repurchase up to 50 million shares, which expires on December 31, 2009. As of

September 30, 2008, up to 2.8 million shares or $244 million can be repurchased under the ongoing, annual repurchase program and up to 45.5 million shares can be repurchased under the 50 million share repurchase program.
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
     During the first nine months of 2008, we reduced our auction rate securities holdings to $125 million as of September 30, 2008. However, since February 8, 2008, we have experienced difficulty selling our securities due to the failure of the auction mechanism, which provided liquidity to these securities. An auction failure means that the parties wishing to sell securities could not do so. The securities for which auctions have failed will continue to accrue interest and be auctioned every seven to 28 days until the auction succeeds, the issuer calls the securities or the securities mature.
     From February 2008, when auctions began failing, to September 30, 2008, issuers redeemed $27 million of our auction rate securities holdings at par. Additionally, our auction rate securities holdings as of September 30, 2008, include approximately $1 million of securities that were called at par value by the issuer and were repaid on October 1, 2008. These called securities continue to be considered short-term investments as of September 30, 2008. However, based on continued auction failures and the current market for our auction rate securities, we have classified the $124 million of securities that have not been called as long-term investments as of September 30, 2008 and generally not available for short-term liquidity needs.
     As of December 31, 2007, we estimated the fair values of our short-term auction rate securities using quoted market prices. However, due to the auction failures discussed above and the lack of an active market for our long-term securities, quoted market prices for the vast majority of these securities were not available as of September 30, 2008. Therefore, we used valuation techniques that rely on unobservable inputs to estimate the fair values of our long-term auction rate securities as of September 30, 2008. These inputs were based on the AAA credit rating of the securities, the probability of full repayment of the securities considering the United States government guarantees of substantially all of the underlying student loans, the collection of all accrued interest to date and continued receipts of principal at par. As a result of using these inputs, we concluded the estimated fair values of our long-term auction rate securities approximated the par values as of September 30, 2008. At this time, we do not believe the values of our long-term securities are impaired.
Pension Plans
     Our assets related to our pension plans have been adversely impacted by the performance of the equity markets in recent months, especially since September 30, 2008. Losses incurred on these investments will likely cause us to contribute more to our pension plans in 2009 than what would otherwise have been expected. Such losses will also likely cause an increase in our pension expense in 2009. However, the amounts of additional contributions and pension expense are not expected to have a material impact on our liquidity or results of operations.
Critical Accounting Estimates
Full Cost Ceiling Calculations
     We follow the full cost method of accounting for our oil and gas properties. As disclosed in our 2007 Annual Report on Form 10-K/A, the full cost method subjects us to quarterly calculations of a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet. If our net book value of oil and gas properties, less related deferred income taxes, (“recoverable costs”) exceeds the calculated ceiling, the excess must be written off as an expense. The ceiling limitation is imposed separately for each country in which we have oil and gas properties. As of September 30, 2008, our recoverable costs were less than the calculated ceiling for all countries.
     Subsequent to September 30, 2008, most price indices associated with our oil, natural gas and NGL reserves declined significantly. These declines have increased the likelihood that our recoverable costs may exceed the calculated ceiling for certain countries in future periods, particularly in Brazil where we are in the early stages of development activities.

However, it is not possible at this time to determine what the calculated ceiling will be as of December 31, 2008. The calculated ceiling at December 31, 2008 will be based on estimates of our proved oil, gas and NGL reserves as of that date and the associated commodity prices, operating expenses and future development costs on that date.
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

Gas Price Collar Contracts
		Floor Price		Ceiling Price
			Weighted		Weighted
		Floor	Average	Ceiling	Average
	Volume	Range	Floor Price	Range	Ceiling Price
Period	(MMBtu/d)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)
First quarter	300,000	$8.00 - $8.50	$8.25	$10.60 - $14.00	$11.97
Second quarter	300,000	$8.00 - $8.50	$8.25	$10.60 - $14.00	$11.97
Third quarter	300,000	$8.00 - $8.50	$8.25	$10.60 - $14.00	$11.97
Fourth quarter	300,000	$8.00 - $8.50	$8.25	$10.60 - $14.00	$11.97
2009 average	300,000	$8.00 - $8.50	$8.25	$10.60 - $14.00	$11.97
     The fair values of all our oil and gas hedging instruments are largely determined by estimates of the forward curves of relevant oil and gas price indexes. At September 30, 2008, a 10% increase in these forward curves would have decreased the net assets recorded for our 2008 and 2009 commodity hedging instruments by approximately $130 million.
     Interest Rate Swap Contracts
     We have entered into various interest rate swaps to mitigate a portion of the fair value effects of interest rate fluctuations on our fixed-rate debt. Under the terms of these swaps, we receive a fixed rate and pay a variable rate on a total notional amount of $1.05 billion. The key terms of these interest rate swaps are presented in the table below.

	Fixed Rate	Variable
Notional	Received	Rate Paid	Expiration
(In millions)
$500	3.90%	Federal funds rate	July 18, 2013
$300	4.30%	Six month LIBOR	July 18, 2011
$250	3.85%	Federal funds rate	July 22, 2013

$1,050	4.00%

     The fair values of our interest rate instruments are largely determined by estimates of the forward curves of the Federal Funds rate and LIBOR. At September 30, 2008, a 10% increase in these forward curves would have decreased our net assets by approximately $15 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in Devon’s internal control over financial reporting during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2007 Annual Report on Form 10-K/A.
Item 1A. Risk Factors
     There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K/A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of	Maximum Number of
	Number of	Average Price	Shares Purchased as	Shares that May Yet Be
	Shares	Paid per	Part of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs(1)	Plans or Programs(1)
July	2,828,541	$102.17	2,828,541	49,126,644
August	810,500	$91.80	810,500	48,316,144
September	—	$—	—	48,316,144

Total	3,639,041	$99.86	3,639,041

(1)	Our Board of Directors approved an ongoing, annual stock repurchase program to minimize dilution resulting from restricted stock issued to, and options exercised by, employees. In 2008, the repurchase program authorizes the repurchase of up to 4.8 million shares or a cost of $422 million, whichever amount is reached first. Our Board of Directors also approved a separate program to repurchase up to 50 million shares, which expires on December 31, 2009. As of September 30, 2008, up to 2.8 million shares or $244 million can be repurchased under the ongoing, annual repurchase program and up to 45.5 million shares can be repurchased under the 50 million share repurchase program.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit
Number	Description
10.1
364-Day Credit Agreement dated as of November 5, 2008 among Registrant as Borrower, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and The Other Lenders party thereto, Banc of America Securities LLC and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Book Managers for the $700 Million Short-Term Credit Facility.

10.2
Fifth Amendment to Amended and Restated Credit Agreement dated as of November 5, 2008, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent, and the Lenders party thereto.

31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Danny J. Heatly, Senior Vice President - Accounting and Chief Accounting Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Danny J. Heatly, Senior Vice President - Accounting and Chief Accounting Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION
Date: November 6, 2008	/s/ Danny J. Heatly
Danny J. Heatly
Senior Vice President - Accounting and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1
364-Day Credit Agreement dated as of November 5, 2008 among Registrant as Borrower, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and The Other Lenders party thereto, Banc of America Securities LLC and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Book Managers for the $700 Million Short-Term Credit Facility.

10.2
Fifth Amendment to Amended and Restated Credit Agreement dated as of November 5, 2008, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent, and the Lenders party thereto.

31.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Danny J. Heatly, Senior Vice President - Accounting and Chief Accounting Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Larry Nichols, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Danny J. Heatly, Senior Vice President - Accounting and Chief Accounting Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.