Form 10-K/A
period 2009-12-31
DEVON ENERGY CORP/DE
filed 2010-08-18
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32318
DEVON ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization) 20 North Broadway, Oklahoma City, Oklahoma (Address of principal executive offices)	73-1567067 (I.R.S. Employer identification No.) 73102-8260 (Zip code)
Registrant’s telephone number, including area code: (405) 235-3611
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.10 per share	The New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  Yes ☐  No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $24.0 billion, based upon the closing price of $54.50 per share as reported by the New York Stock Exchange on such date.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy statement for the 2010 annual meeting of stockholders — Part III

EXPLANATORY NOTE
     We filed our Annual Report on Form 10-K for the year ended December 31, 2009 on February 25, 2010 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to revise Exhibits 99.1, 99.2 and 99.3 to the Original Report as follows:
•	In the Original Report, each of these exhibits contained a statement limiting its use to Devon Energy Corporation. The exhibits in this Amendment do not include any such limitation.

•	These exhibits omitted relevant benchmark prices and weighted average prices in the Original Report. The exhibits in this Amendment include the requisite pricing information.

•	In the Original Report, Exhibit 99.1 omitted a statement that the third party engineer’s estimates and our estimates are within 10% of each other. The exhibit in this Amendment includes such a statement.

•	Exhibit 99.1 included a reference to “generally accepted petroleum engineering and evaluation principles” in the Original Report. This exhibit has been modified to refer to “generally accepted petroleum engineering and evaluation methods and procedures” in this Amendment.
     No other changes to the Original Report are included in this Amendment other than to provide currently dated consents of each engineering firm and certifications of our principal executive officer and principal financial officer.
     This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following exhibits are filed as part of this report:

Exhibit No.	Description

23.2	Consent of LaRoche Petroleum Consultants.

23.3	Consent of Ryder Scott Company, L.P.

23.4	Consent of AJM Petroleum Consultants.

31.1	Certification of principal executive office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Report of LaRoche Petroleum Consultants.

99.2	Report of Ryder Scott Company, L.P.

99.3	Report of AJM Petroleum Consultants.
     The interactive data files of our financial statements and accompanying notes were provided as exhibits to our Annual Report on Form 10-K that was filed on February 25, 2010. Because no amendments have been made to such financial information, the interactive data files are not provided in this Form 10-K/A.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVON ENERGY CORPORATION
By:	/s/ JOHN RICHELS
John Richels,
President and Chief Executive Officer

August 18, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

23.2	Consent of LaRoche Petroleum Consultants.

23.3	Consent of Ryder Scott Company, L.P.

23.4	Consent of AJM Petroleum Consultants.

31.1	Certification of principal executive office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Report of LaRoche Petroleum Consultants.

99.2	Report of Ryder Scott Company, L.P.

99.3	Report of AJM Petroleum Consultants.

4