Form 10-K
period 2010-12-31
DEVON ENERGY CORP/DE
filed 2011-02-25
CIK 1090012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $26.6 billion, based upon the closing price of $60.92 per share as reported by the New York Stock Exchange on such date. On February 10, 2011, 427 million shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy statement for the 2011 annual meeting of stockholders — Part III

DEVON ENERGY CORPORATION

INDEX TO FORM 10-K ANNUAL REPORT
TO THE SECURITIES AND EXCHANGE COMMISSION

	Definitions	3
	Information Regarding Forward-Looking Statements	4
PART I
Item 1.	Business	5
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 8.	Financial Statements and Supplementary Data	74
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	141
Item 9A.	Controls and Procedures	141
Item 9B.	Other Information	141
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	142
Item 11.	Executive Compensation	142
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142
Item 13.	Certain Relationships and Related Transactions, and Director Independence	142
Item 14.	Principal Accounting Fees and Services	142
PART IV
Item 15.	Exhibits and Financial Statement Schedules	143
SIGNATURES		147
EX-10.15
EX-10.16
EX-10.18
EX-10.21
EX-10.22
EX-12
EX-21
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEFINITIONS

Measurements of Oil, Natural Gas and Natural Gas Liquids

•	“NGL” or “NGLs” means natural gas liquids.

•	“Oil” includes crude oil and condensate.

•	“Bbl” means barrel of oil. One barrel equals 42 U.S. gallons.

•	“MBbls” means thousand barrels.

•	“MMBbls” means million barrels.

•	“MBbls/d” means thousand barrels per day.

•	“Mcf” means thousand cubic feet of natural gas.

•	“MMcf” means million cubic feet.

•	“Bcf” means billion cubic feet.

•	“Bcfe” means billion cubic feet equivalent.

•	“MMcf/d” means million cubic feet per day.

•	“Boe” means barrel of oil equivalent, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas.

•	“MBoe” means thousand Boe.

•	“MMBoe” means million Boe.

•	“MBoe/d” means thousand Boe per day.

•	“Btu” means British thermal units, a measure of heating value.

•	“MMBtu” means million Btu.

•	“MMBtu/d” means million Btu per day.

Geographic Areas

•	“Canada” means the operations of Devon encompassing oil and gas properties located in Canada.

•	“International” means the discontinued operations of Devon that encompass oil and gas properties that lie outside the United States and Canada.

•	“North America Onshore” means the operations of Devon encompassing oil and gas properties in the continental United States and Canada.

•	“U.S. Offshore” means the divested operations of Devon that encompassed oil and gas properties in the Gulf of Mexico.

•	“U.S. Onshore” means the properties of Devon encompassing oil and gas properties in the continental United States.

Other

•	“Federal Funds Rate” means the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions overnight.

•	“Inside FERC” refers to the publication Inside F.E.R.C.’s Gas Market Report.

•	“LIBOR” means London Interbank Offered Rate.

•	“NYMEX” means New York Mercantile Exchange.

•	“SEC” means United States Securities and Exchange Commission.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information used to prepare the December 31, 2010 reserve reports and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	energy markets, including the supply and demand for oil, gas, NGLs and other products or services, as well as the prices of oil, gas, NGLs and other products or services, including regional pricing differentials;

•	production levels, including Canadian production subject to government royalties, which fluctuate with prices and production;

•	reserve levels;

•	competitive conditions;

•	technology;

•	the availability of capital resources within the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	drilling risks;

•	future processing volumes and pipeline throughput;

•	general economic conditions, whether internationally, nationally or in the jurisdictions in which we or our subsidiaries conduct business;

•	public policy and government regulatory changes, including changes in royalty, production tax and income tax regimes, changes in hydraulic fracturing regulation, changes in environmental regulation and liability under federal, state, local or foreign environmental laws and regulations;

•	terrorism;

•	occurrence of property acquisitions or divestitures; and

•	other factors disclosed under “Item 2. Properties” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this report.

All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

Item 1.	Business

General

Devon Energy Corporation, including its subsidiaries (“Devon”), is an independent energy company engaged primarily in exploration, development and production of natural gas and oil. Our operations are concentrated in various North American onshore areas in the United States and Canada. We also have offshore operations located in Brazil and Angola that are currently in the process of being divested.

To complement our upstream oil and gas operations in North America, we have a large marketing and midstream operation. With these operations, we market gas, crude oil and NGLs. We also construct and operate pipelines, storage and treating facilities and natural gas processing plants. These midstream facilities are used to transport oil, gas, and NGLs and process natural gas.

We began operations in 1971 as a privately held company. We have been publicly held since 1988, and our common stock is listed on the New York Stock Exchange. Our principal and administrative offices are located at 20 North Broadway, Oklahoma City, OK 73102-8260 (telephone 405/235-3611).

Strategy

As an enterprise, we aspire to be the premier independent natural gas and oil company in North America. To achieve this, we continuously strive to optimize value for our shareholders by growing cash flows, earnings, production and reserves, all on a per debt-adjusted share basis. We do this by:

•	exercising capital discipline;

•	investing in oil and gas properties with high operating margins;

•	balancing our reserves and production mix between natural gas and liquids;

•	maintaining a low overall cost structure;

•	improving performance through our marketing and midstream operations; and

•	preserving financial flexibility.

Over the decade leading up to 2010, we captured an abundance of resources by carrying out this strategy. We pioneered horizontal drilling in the Barnett Shale and extended this technique to other natural gas shale plays in the United States and Canada. We became proficient with steam-assisted gravity drainage with our Jackfish oil sands development in Alberta, Canada. We achieved key oil discoveries with our drilling in the deepwater Gulf of Mexico and offshore Brazil. We have tripled our proved oil and gas reserves since 2000, and have also assembled an extensive inventory of exploration assets representing additional unproved resources.

Building off our past successes, in November 2009, we announced plans to strategically reposition Devon as a North American onshore exploration and production company. As part of this strategic repositioning, we are bringing forward the value of our offshore assets located in the Gulf of Mexico and countries outside North America by divesting them. As of the end of 2010, we had sold our properties in the Gulf of Mexico, Azerbaijan, China and other International regions, generating $5.6 billion in after-tax proceeds. Additionally, we have entered into agreements to sell our remaining offshore assets in Brazil and Angola and are waiting for the respective governments to approve the divestitures. Once the pending transactions are complete, we expect to have generated more than $8 billion in after-tax proceeds.

This repositioning has allowed us to focus our operations on our premier portfolio of North American onshore assets. Historically, our North American onshore assets have consistently provided us our highest risk-adjusted investment returns. By selling our offshore assets, we are able to conduct an aggressive, yet disciplined, pursuit of the untapped value of these North American onshore opportunities. More specifically, given the current challenged market for natural gas prices, our near-term focus is on the oil and liquids-rich opportunities that exist within our balanced portfolio of properties.

Besides investing in our onshore exploration and development opportunities, we are also using the divestiture proceeds to reduce our debt significantly and conduct up to a $3.5 billion common share repurchase program.

Presentation of Discontinued Operations

As a result of our November 2009 repositioning announcement, all amounts in this document related to our International operations are presented as discontinued. Therefore, financial data and operational data, such as reserves, production, wells and acreage, provided in this document exclude amounts related to our International operations unless otherwise provided.

Our U.S. Offshore operations do not qualify as discontinued operations under accounting rules. As such, financial and operational data provided in this document that pertain to our continuing operations include amounts related to our U.S. Offshore operations that were divested in 2010. Where appropriate, we have presented amounts related to our U.S. Offshore assets separate from those of our North American Onshore assets.

Development of Business

Since our first issuance of common stock to the public in 1988, we have executed strategies that have been focused on growth and value creation for our shareholders. We increased our total proved reserves from 8 MMBoe at year-end 1987 to 2,873 MMBoe at year-end 2010. During this same time period, we increased annual production from 1 MMBoe in 1987 to 228 MMBoe in 2010. Our expansion over this time period is attributable to a focused mergers and acquisitions program spanning a number of years, as well as active and successful exploration and development programs in more recent years. Additionally, our growth has provided meaningful value creation for our shareholders. The growth statistics from 1987 to 2010 translate into annual per share growth rates of 8% for production and 11% for reserves.

As a result of this growth, we have become one of the largest independent oil and gas companies in North America. During 2010, we continued to build off our past successes with a number of key accomplishments, including those discussed below.

•	Drilling Success — We drilled 1,584 gross wells in 2010 on our North American onshore properties with a 99% success rate. We increased oil and NGL production from our North American onshore properties by 6% in 2010, to an average of 193 MBoe per day.

•	Cana-Woodford Shale — We drilled 87 wells in the Cana-Woodford Shale play in western Oklahoma and more than doubled our industry-leading leasehold position in the play to more than 240,000 net acres. Our 2010 production exit rate from the Cana-Woodford increased more than 210% over the prior year to an average of 147 MMcf of gas equivalent per day, including 4 MBbls per day of liquids production. We also completed construction and commenced operation of our Cana gas processing plant in 2010.

•	Permian Basin — We exited 2010 with Permian production of 45 MBoe per day, which represented a 16% increase compared to 2009. We have nearly one million net acres of leasehold in the region targeting various oil and liquids-rich play types.

•	Jackfish — In 2010, our net production from our Jackfish oil sands project averaged 25 MBbls per day. Following scheduled facilities maintenance in the third quarter and a third-party pipeline system outage in the fourth quarter, our net Jackfish production ramped back up to 30 MBbls per day at year-end.

Construction of our second Jackfish project is now complete. We expect to begin injecting steam at Jackfish 2 in the second quarter, with first oil production expected by the end of 2011. We applied for regulatory approval of a third phase of Jackfish in the third quarter of 2010.

•	Pike — We added to our Canadian oil position by acquiring a 50% interest in the Pike oil sands leases. The Pike acreage lies immediately adjacent to our highly successful Jackfish project and has estimated gross recoverable resources that may exceed Jackfish. We are the operator of the project and are currently drilling appraisal wells and acquiring seismic data. The drilling results and seismic will help us determine the optimal configuration for the initial phase of development.

•	Barnett Shale — Our 2010 production exit rate was 1.2 Bcfe per day, including 43 MBbls per day of liquids production. This represents a 16% increase in total production compared to the 2009 exit rate.

Financial Information about Segments and Geographical Areas

Notes 20 and 22 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report contain information on our segments and geographical areas.

Oil, Natural Gas and NGL Marketing and Delivery Commitments

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

Oil Marketing

Our oil production is sold under both long-term and short-term agreements at prices negotiated with third parties. Although exact percentages vary daily, as of January 2011, approximately 81% of our oil production was sold under short-term contracts at variable or market-sensitive prices. The remaining 19% of oil production was sold under long-term, market-indexed contracts that are subject to market pricing variations.

Natural Gas Marketing

Our gas production is also sold under both long-term and short-term agreements at prices negotiated with third parties. Although exact percentages vary daily, as of January 2011, approximately 81% of our gas production was sold under short-term contracts at variable or market-sensitive prices. These market-sensitive sales are referred to as “spot market” sales. Another 18% of our production was committed under various long-term contracts, which dedicate the gas to a purchaser for an extended period of time, but still at market-sensitive prices. The remaining 1% of our gas production was sold under long-term, fixed-price contracts.

NGL Marketing

Our NGL production is sold under both long-term and short-term agreements at prices negotiated with third parties. Although exact percentages vary, as of January 2011, approximately 83% of our NGL production was sold under short-term contracts at variable or market-sensitive prices. Approximately 9% of our NGL production was sold under short-term, fixed-price contracts. The remaining 8% of NGL production was sold under long-term, market-sensitive price contracts.

Delivery Commitments

A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. Although exact amounts vary, as of January 2011, we were committed to deliver the following fixed quantities of our oil and natural gas production:

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Oil (MMBbls)	210	14	41	43	112
Natural gas (Bcf)	607	226	223	103	55
NGLs (MMBbls)	13	13	—	—	—

Total (MMBoe)(1)	324	65	78	60	121

(1)	Gas volumes are converted to Boe at the rate of six Mcf of gas per Bbl of oil, based upon the approximate relative energy content of gas and oil. NGLs are converted to Boe on a one-to-one basis with oil.

We expect to fulfill our delivery commitments over the next three years with production from our proved developed reserves. We expect to fulfill our longer-term delivery commitments beyond three years primarily with our proved developed reserves. In certain regions, we expect to fulfill these longer-term delivery commitments with our proved undeveloped reserves. See Note 22 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report for information related to our proved reserves, including the development of our proved undeveloped reserves.

Our proved reserves have been sufficient to satisfy our delivery commitments during the three most recent years, and we expect such reserves will continue to satisfy our future delivery commitments. However, should our proved reserves not be sufficient to satisfy our future delivery commitments, we can and may use spot market purchases to fulfill the commitments.

Marketing and Midstream Activities

The primary objective of our marketing and midstream operations is to add value to us and other producers to whom we provide such services by gathering, processing and marketing oil, gas and NGL production in a timely and efficient manner. Our most significant midstream asset is the Bridgeport processing plant and gathering system located in north Texas. These facilities serve not only our gas production from the Barnett Shale but also gas production of other producers in the area. We have other natural gas processing plants that support our operations, including a plant completed in 2010 that serves the Cana-Woodford Shale production. Our midstream assets also include our 50% interest in the Access Pipeline transportation system in Canada. This pipeline system allows us to blend our Jackfish heavy oil production with condensate or other blend-stock and transport the combined product to the Edmonton area for sale.

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

During 2010, 2009 and 2008, no purchaser accounted for over 10% of our revenues.

Seasonal Nature of Business

Generally, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

Public Policy and Government Regulation

The oil and natural gas industry is subject to various types of regulation throughout the world. Laws, rules, regulations and other policy implementations affecting the oil and natural gas industry have been pervasive and are under constant review for amendment or expansion. Pursuant to public policy changes, numerous government agencies have issued extensive laws and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, affect profitability. Because public policy changes affecting the oil and natural gas industry are commonplace and because existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. However, we do not expect that any of these laws and regulations will affect our operations in a manner materially different than they would affect other oil and natural gas companies of similar size and financial strength.

During 2010, as part of a strategic restructuring of the company, we sold our properties in the Gulf of Mexico and the majority of our assets outside North America, Additionally, we have entered into agreements to sell our remaining offshore assets in Brazil and Angola and are waiting for the respective governments to approve the divestitures. These divestitures reduce our vulnerability to laws, rules and regulations imposed by foreign governments, as well as those imposed in the United States for offshore exploration and production. The following are significant areas of government control and regulation affecting our operations in the United States and Canada.

Exploration and Production Regulation

Our oil and gas operations are subject to various federal, state, provincial, tribal and local laws and regulations. These laws and regulations relate to matters that include, but are not limited to:

•	acquisition of seismic data;

•	location of wells;

•	drilling and casing of wells;

•	hydraulic fracturing;

•	well production;

•	spill prevention plans;

•	emissions and discharge permitting;

•	use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;

•	surface usage and the restoration of properties upon which wells have been drilled;

•	calculation and disbursement of royalty payments and production taxes;

•	plugging and abandoning of wells; and

•	transportation of production.

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

Certain of our U.S. natural gas and oil leases are granted by the federal government and administered by the Bureau of Land Management of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases, and calculation and disbursement of royalty payments to the federal government. The federal government has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding and royalty payment obligations for production from federal lands.

Royalties and Incentives in Canada

The royalty system in Canada is a significant factor in the profitability of oil and gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location and the type and quality of the petroleum product produced. From time to time, the federal and provincial governments of Canada also have established incentive programs such as royalty rate reductions, royalty holidays, tax credits and fixed rate and profit-sharing royalties for the purpose of encouraging oil and gas exploration or enhanced recovery projects. These incentives generally have the effect of increasing our revenues, earnings and cash flow.

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

Environmental and Occupational Regulations

We are subject to various federal, state, provincial, tribal and local international laws and regulations concerning occupational safety and health as well as the discharge of materials into, and the protection of, the environment. Environmental laws and regulations relate to, among other things:

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

In 2010, the United States Environmental Protection Agency (“EPA”) issued rules requiring oil and natural gas companies to track and report their greenhouse gas emissions. For Devon, this involves collecting emissions data at more than 17,000 well sites and numerous natural gas plants and compressor stations. While these rules increase our cost of doing business, we do not anticipate that we would be impacted to any greater degree than other similar oil and natural gas companies.

The Kyoto Protocol was adopted by numerous countries in 1997 and implemented in 2005. The Protocol requires reductions of certain emissions of greenhouse gases. Although the United States has not ratified the Protocol, the other countries in which we operate have. In 2007, Canada ratified the Kyoto Protocol and committed to reducing Canada’s greenhouse gas emissions. This commitment was renewed by signing the Copenhagen Accord in 2009 and the Cancun Agreement in 2010. Although there is no framework in place, Canada remains focused on the original reduction target of the Kyoto Protocol and is working to align greenhouse gas policy with the United States. The mandatory reductions on greenhouse gas emissions will create additional costs for the Canadian oil and gas industry, including Devon. Provincially, British Columbia and Alberta have greenhouse gas legislation and regulation that carry some compliance burden for the oil and gas sector. Presently, it is not possible to accurately estimate the costs we could incur to comply with any future laws or regulations developed to achieve emissions reductions in Canada or elsewhere, but such expenditures could be substantial.

In 2006, we established our Corporate Climate Change Position and Strategy. Key components of the strategy include initiation of energy efficiency measures, tracking emerging climate change legislation and publication of a corporate greenhouse gas emission inventory. We last published our emission inventory on January 2008. We will publish another emission inventory on or before March 31, 2011 to comply with a reporting mandate issued by the EPA. Additionally, we continue to explore energy efficiency measures and greenhouse emission reduction opportunities. We also continue to monitor legislative and regulatory climate change developments, such as the proposals described above.

Employees

As of December 31, 2010, we had approximately 5,000 employees. We consider labor relations with our employees to be satisfactory. We have not had any work stoppages or strikes pertaining to our employees.

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

Oil, Gas and NGL Prices are Volatile

Our financial results are highly dependent on the general supply and demand for oil, gas and NGLs, which impact the prices we ultimately realize on our sales of these commodities. A significant downward movement of the prices for these commodities could have a material adverse effect on our revenues, operating cash flows and profitability. Such a downward price movement could also have a material adverse effect on our estimated proved reserves, the carrying value of our oil and gas properties, the level of planned drilling activities and future growth. Historically, market prices and our realized prices have been volatile and are likely to continue to be volatile in the future due to numerous factors beyond our control. These factors include, but are not limited to:

•	consumer demand for oil, gas and NGLs;

•	conservation efforts;

•	OPEC production levels;

•	weather;

•	regional pricing differentials;

•	differing quality of oil produced (i.e., sweet crude versus heavy or sour crude);

•	differing quality and NGL content of gas produced;

•	the level of imports and exports of oil, gas and NGLs;

•	the price and availability of alternative fuels;

•	the overall economic environment; and

•	governmental regulations and taxes.

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

Discoveries or Acquisitions of Additional Reserves are Needed to Avoid a Material Decline in Reserves and Production

The production rates from oil and gas properties generally decline as reserves are depleted, while related per unit production costs generally increase, due to decreasing reservoir pressures and other factors. Therefore, our estimated proved reserves and future oil, gas and NGL production will decline materially as reserves are produced unless we conduct successful exploration and development activities or, through engineering studies, identify additional producing zones in existing wells, secondary or tertiary recovery techniques, or acquire additional properties containing proved reserves. Consequently, our future oil, gas and NGL production and related per unit production costs are highly dependent upon our level of success in finding or acquiring additional reserves.

Future Exploration and Drilling Results are Uncertain and Involve Substantial Costs

Substantial costs are often required to locate and acquire properties and drill exploratory wells. Such activities are subject to numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling and completing wells are often uncertain. In addition, oil and gas properties can become damaged or drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•	unexpected drilling conditions;

•	pressure or irregularities in reservoir formations;

•	equipment failures or accidents;

•	fires, explosions, blowouts and surface cratering;

•	adverse weather conditions;

•	lack of access to pipelines or other transportation methods;

•	environmental hazards or liabilities; and

•	shortages or delays in the availability of services or delivery of equipment.

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

Midstream Capacity Constraints and Interruptions Impact Commodity Sales

We rely on midstream facilities and systems to process our natural gas production and to transport our production to downstream markets. Such midstream systems include the systems we operate, as well as systems operated by a number of different third parties. When possible, we gain access to midstream systems that provide the most advantageous downstream market prices available to us.

Regardless of who operates the midstream systems we rely upon, a portion of our production in any region may be interrupted or shut in from time to time due to loss of access to plants, pipelines or gathering systems. Such access could be lost due to a number of factors, including, but not limited to, weather conditions, accidents, field labor issues or strikes. Additionally, we and third-parties may be subject to constraints that limit our ability to construct, maintain or repair midstream facilities needed to process and transport our production. Such interruptions or constraints could negatively impact our production and associated profitability.

Hedging Activities Limit Participation in Commodity Price Increases and Increase Exposure to Counterparty Credit Risk

We periodically enter into hedging activities with respect to a portion of our production to manage our exposure to oil, gas and NGL price volatility. To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from fully realizing the benefits of commodity price increases above the prices established by our hedging contracts. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

Public Policy, Which Includes Laws, Rules and Regulations, Can Change

Our operations are generally subject to federal laws, rules and regulations in the United States and Canada. In addition, we are also subject to the laws and regulations of various states, provinces, tribal and local governments. Pursuant to public policy changes, numerous government departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Changes in such public policy have affected, and at times in the future could affect, our operations. Political developments can restrict production levels, enact price controls, change environmental protection requirements, and increase taxes, royalties and other amounts payable to governments or governmental agencies. Existing laws and regulations can also require us to incur substantial costs to maintain regulatory compliance. Our operating and other compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity, particularly changes related to hydraulic fracturing, income taxes and climate change as discussed below.

Hydraulic Fracturing — The U.S. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural-gas industry in the hydraulic-fracturing process. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. This legislation, if adopted, could establish an additional level of regulation and permitting at the federal level.

Income Taxes — The U.S. President’s recent budget proposals include provisions that would, if enacted, make significant changes to United States tax laws. The most significant change would eliminate the immediate deduction for intangible drilling and development costs.

Climate Change — Policy makers in the United States are increasingly focusing on whether the emissions of greenhouse gases, such as carbon dioxide and methane, are contributing to harmful climatic changes. Policy makers at both the United States federal and state level have introduced legislation and proposed new regulations that are designed to quantify and limit the emission of greenhouse gases through inventories and limitations on greenhouse gas emissions. Legislative initiatives to date have focused on the development of cap-and-trade programs. These programs generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. Cap-and-trade programs would be relevant to our operations because the equipment we use to explore for, develop, produce and process oil and natural gas emits greenhouse gases. Additionally, the combustion of carbon-based fuels, such as the oil, gas and NGLs we sell, emits carbon dioxide and other greenhouse gases.

Environmental Matters and Costs Can Be Significant

As an owner, lessee or operator of oil and gas properties, we are subject to various federal, state, provincial, tribal and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on us for the cost of pollution clean-up resulting from our operations in affected areas. Any future environmental costs of fulfilling our commitments to the environment are uncertain and will be governed by several factors, including future changes to regulatory requirements. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability.

Insurance Does Not Cover All Risks

Exploration, development, production and processing of oil, gas and NGLs can be hazardous and involve unforeseen occurrence including, but not limited to blowouts, cratering, fires and loss of well control. These occurrences can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. We maintain insurance against certain losses or liabilities in accordance with customary industry practices and in amounts that management believes to be prudent. However, insurance against all operational risks is not available to us.

International Operations Have Uncertain Political, Economic and Other Risks

Our operations outside North America are based in Brazil and Angola. As noted earlier in this report, we are in the process of divesting our operations outside North America. However, until we cease operating in these locations, we face political and economic risks and other uncertainties in these areas that are more prevalent than what exist for our operations in North America. Such factors include, but are not limited to:

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

Foreign countries have occasionally asserted rights to oil and gas properties through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to us by another country, our interests could decrease in value or be lost. These assets may affect our overall business and results of operations by distracting management’s attention from our more significant assets. Various regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might result in a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. This could adversely affect our interests and our future profitability.

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

Certain of Our Investments Are Subject To Risks That May Affect Their Liquidity and Value

To maximize earnings on available cash balances, we periodically invest in securities that we consider to be short-term in nature and generally available for short-term liquidity needs. During 2007, we purchased asset-backed securities that have an auction rate reset feature (“auction rate securities”). Our auction rate securities generally have contractual maturities of more than 20 years. However, the underlying interest rates on our securities are scheduled to reset every seven to 28 days. Therefore, when we bought these securities, they were generally priced and subsequently traded as short-term investments because of the interest rate reset feature. At December 31, 2010, our auction rate securities totaled $94 million.

Since February 8, 2008, we have experienced difficulty selling our securities due to the failure of the auction mechanism, which provided liquidity to these securities. An auction failure means that the parties wishing to sell securities could not do so. The securities for which auctions have failed will continue to accrue interest and be auctioned every seven to 28 days until the auction succeeds, the issuer calls the securities or the securities mature. Due to continued auction failures throughout 2009 and 2010, we consider these investments to be long-term in nature and generally not available for short-term liquidity needs. Therefore, we have classified these investments as other long-term assets.

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

Property Overview

Our oil and gas operations are concentrated within various North American onshore basins across the United States and Canada. Our properties consist of interests in developed and undeveloped oil and gas leases and mineral acreage in these regions. These ownership interests entitle us to drill for and produce oil, natural gas and NGLs from specific areas. Our interests are mostly in the form of working interests and, to a lesser extent, overriding royalty, mineral, and other forms of direct and indirect ownership in oil and gas properties.

As previously mentioned, we have completed substantially all of our offshore divestitures, with the exception of assets in Brazil and Angola. We have entered into agreements to sell these assets and are waiting for the respective governments to approve the divestitures.

We also have a substantial midstream business that includes natural gas and NGL processing plants and pipeline systems across North America. In aggregate, we have ownership in approximately 13,000 miles of pipeline and 65 natural gas processing and treating plants. Our most significant concentration of midstream assets is located in north Texas at our Barnett Shale field. These assets include over 3,000 miles of pipeline, two natural gas processing plants with 750 MMcf per day of total capacity, and a 15 MBbls per day NGL fractionator. In 2010, we completed construction of a natural gas processing plant to support the growing development of our Cana-Woodford Shale properties. The Cana plant has an initial capacity of 200 MMcf per day with the design capacity to expand up to 600 MMcf per day.

Our midstream assets also include the Access Pipeline transportation system in Canada. This 220-mile dual pipeline system extends from our Jackfish operations in Alberta with connectivity to a 350 MBbls storage terminal near Edmonton. The dual pipeline system allows us to deliver diluents to Jackfish for the blending of our heavy oil production and transport the combined product to the Edmonton crude oil market for sale. We have a 50% ownership interest in the Access Pipeline.

The following sections provide additional details of our oil and gas properties, including information about proved reserves, production, wells, acreage and drilling activities.

Property Profiles

The locations of our key properties are presented on the following map.

The following table presents proved reserve information for our key properties as of December 31, 2010, along with their production volumes for the year 2010. Our key properties include those that currently have significant proved reserves or production. These key properties also include properties that do not have current significant levels of proved reserves or production, but are expected be the source of future significant growth in proved reserves and production.

	Proved	Proved
	Reserves	Reserves	Production	Production
	(MMBoe)(1)	%(2)	(MMBoe)(1)	%(2)

U.S.
Barnett Shale	1,112	38.7%	70	31.6%
Carthage	182	6.3%	12	5.6%
Cana-Woodford Shale	175	6.1%	7	3.0%
Permian Basin	167	5.8%	16	7.0%
Washakie	95	3.3%	8	3.7%
Arkoma-Woodford Shale	48	1.7%	5	2.1%
Groesbeck	48	1.7%	6	2.6%
Granite Wash	40	1.4%	4	1.8%
Haynesville-Bossier Shale	11	0.4%	1	0.6%
Other U.S. Onshore	229	7.9%	29	13.1%

Total U.S. Onshore	2,107	73.3%	158	71.1%

Canada
Jackfish	440	15.3%	9	4.1%
Northwest	107	3.7%	15	6.6%
Lloydminster	65	2.3%	15	6.7%
Deep Basin	56	2.0%	10	4.5%
Horn River Basin	11	0.4%	1	0.2%
Pike	—	—	—	—
Other Canada	87	3.0%	15	6.8%

Total Canada	766	26.7%	65	28.9%

North America Onshore	2,873	100.0%	223	100.0%

(1)	Gas reserves and production are converted to Boe at the rate of six Mcf of gas per Bbl of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices. NGL reserves and production are converted to Boe on a one-to-one basis with oil.

(2)	Percentage of proved reserves and production the property bears to total proved reserves and production based on actual figures and not the rounded figures included in this table.

The following profile information includes the location, acreage, formation type, average working interest and 2010 drilling activities of our key properties presented in the table above. Due to the continued depressed natural gas price environment, we are shifting the vast majority of our 2011 drilling activity to focus on the oil and liquids-rich gas properties within our portfolio. For the key properties that are primarily liquids-based, we also provide our 2011 drilling plans in the profile information below.

U.S.

Barnett Shale — The Barnett Shale, located in north Texas, is our largest property both in terms of production and proved reserves. Our leases include approximately 630,000 net acres located primarily in Denton, Johnson, Parker, Tarrant and Wise counties. The Barnett Shale is a non-conventional reservoir and it produces natural gas and NGLs. We have an average working interest of 89%. We drilled 460 gross wells in 2010 and plan to drill approximately 320 gross wells in 2011.

Carthage — The Carthage area in east Texas includes primarily Harrison, Marion, Panola and Shelby counties. Our average working interest is 86% and we hold approximately 225,000 net acres. Our Carthage area wells produce primarily natural gas and NGLs from conventional reservoirs. We drilled 26 gross wells in 2010 in this area.

Cana-Woodford Shale — The Cana-Woodford Shale is located primarily in Canadian, Blaine, Caddo, and Dewey counties in western Oklahoma. Our average working interest is 52% and we hold more than 240,000 net acres. Our Cana-Woodford Shale properties produce natural gas, NGLs and condensate from a non-conventional reservoir. We drilled 87 gross wells in 2010 and plan to drill around 220 gross wells in 2011.

Permian Basin — Our oil and gas properties in the Permian Basin in west Texas and southeast New Mexico comprise approximately 950,000 net acres. Our drilling activity is targeting the liquids-rich targets within the Avalon Shale, Bone Spring, Wolfberry and undisclosed play types within other conventional reservoirs. Our average working interest in these properties is 53%. In 2010, we drilled 262 gross wells and plan to drill approximately 300 gross wells in 2011.

Washakie — Our Washakie area leases are concentrated in Carbon and Sweetwater counties in southern Wyoming. Our average working interest is about 76% and we hold about 160,000 net acres in the area. The Washakie wells produce primarily natural gas from conventional reservoirs. In 2010, we drilled 93 gross wells.

Arkoma-Woodford Shale — Our Arkoma-Woodford Shale properties in southeastern Oklahoma produce natural gas and NGLs from a non-conventional reservoir. Our more than 55,000 net acres are concentrated in Coal and Hughes counties, and we have an average working interest of about 31%. In 2010, we drilled 61 gross wells in this area.

Groesbeck — The Groesbeck area of east Texas includes portions of Freestone, Leon, Limestone and Robertson counties. Our average working interest is 72% and we hold about 130,000 net acres of land. The Groesbeck wells produce primarily natural gas from conventional reservoirs. In 2010, we drilled 20 gross wells in this area.

Granite Wash — The Granite Wash is concentrated in Hemphill and Wheeler counties in the Texas Panhandle and in western Oklahoma. Our average working interest is approximately 48% and we hold approximately 60,000 net acres of land. The Granite Wash wells produce liquids and natural gas from conventional reservoirs. In 2010, we drilled 29 gross wells in this area and plan to drill approximately 55 gross wells in 2011.

Haynesville-Bossier Shale — Our Haynesville Shale acreage position spans across east Texas and north Louisiana with an average working interest of 92%. To date, our drilling activity has been focused on approximately 150,000 acres located in Panola, Shelby and San Augustine counties in east Texas. We drilled 23 gross wells in 2010.

Canada

Jackfish — Jackfish is our 100%-owned thermal heavy oil project in the non-conventional oil sands of east central Alberta. We are employing steam-assisted gravity drainage at Jackfish. The first phase of Jackfish is fully operational with a gross facility capacity of 35 MBbls per day. We expect this project to maintain a flat production profile for greater than 20 years at an average net production rate of approximately 25-30 MBbls per day. We have completed construction of the second phase of Jackfish and we have filed a regulatory application for a third phase. The second and third phases of Jackfish are each expected to eventually produce approximately 30 MBbls per day of heavy oil production net of royalties over the life of the projects.

Northwest — The Northwest region includes acreage within west central Alberta and northeast British Columbia. We hold approximately 1.9 million net acres in the region, which produces primarily natural gas from conventional reservoirs. Our average working interest in the area is approximately 73%. In 2010, we drilled 67 gross wells and plan to drill about 50 gross wells in 2011.

Lloydminster — Our Lloydminster properties are located to the south and east of Jackfish in eastern Alberta and western Saskatchewan. Lloydminster produces heavy oil by conventional means without steam injection. We hold 2.4 million net acres and have an 89% average working interest in our Lloydminster properties. In 2010, we drilled 181 gross wells and plan to drill a similar amount of gross wells in 2011.

Deep Basin — Our properties in Canada’s Deep Basin include portions of west central Alberta and east central British Columbia. We hold approximately 520,000 net acres in the Deep Basin. The area produces natural gas and liquids from conventional reservoirs. Our average working interest in the Deep Basin is 43%. In 2010, we drilled 39 gross wells and plan to drill approximately 30 gross wells in 2011.

Horn River Basin — The Horn River Basin, located in northeast British Columbia, is a non-conventional gas reservoir targeting the Devonian Shale. Our leases include approximately 170,000 net acres with a 100% working interest. We drilled 7 gross wells in 2010.

Pike — Our 50%-owned Pike oil sands acreage is situated directly to the south of our Jackfish acreage in east central Alberta. This position was attained in 2010 through a joint venture agreement with BP. The Pike leasehold is currently undeveloped and has no proved reserves or production as of December 31, 2010. We began appraisal drilling near the end of 2010 and are acquiring seismic data. The drilling results and seismic will help us determine the optimal configuration for the initial phase of development. We expect to begin the regulatory application process for the first Pike phase around the end of 2011.

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

The current Director of the Group has all of the qualifications listed above. The current Director has been involved with reserves estimation in accordance with SEC definitions and guidance since 1987. He has experience in reserves estimation for projects in the United States (both onshore and offshore), as well as in Canada, Asia, the Middle East and South America. He has been employed by Devon for the past ten years, including the past three in his current position as Director of Reserves and Economics. During his career with Devon and others, he was the primary reservoir engineer for projects including, but not limited to:

•	Hugoton Gas Field (Kansas)

•	Sho-Vel-Tum CO2 Flood (Oklahoma)

•	West Loco Hills Unit Waterflood and CO2 Flood (New Mexico)

•	Dagger Draw Oil Field (New Mexico)

•	Clarke Lake Gas Field (Alberta, Canada)

•	Panyu 4-2 and 5-1 Joint Development (Offshore South China Sea)

•	ACG Unit (Caspian Sea)

As the primary reservoir engineer, he was responsible for reserves estimation on each of these projects. These reserves estimates were utilized internally and for SEC filings.

From 2003 to 2010, he served as the reservoir engineering representative on our internal Peer Review Team, reviewing reserves and resource estimates for projects including, but not limited to:

•	Mobile Bay Norphlet Discoveries (Gulf of Mexico Shelf)

•	Cascade Lower Tertiary Development (Gulf of Mexico Deepwater)

•	Polvo Development (Campos Basin, Brazil)

Additionally, the Group reports independently of any of our operating divisions. The Group’s Director reports to our Vice President of Budget and Reserves, who reports to our Chief Financial Officer. No portion of the Group’s compensation is directly dependent on the quantity of reserves booked.

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

The Group also oversees audits and reserves estimates performed by third-party consulting firms. During 2010, we engaged two such firms to audit a significant portion of our proved reserves. LaRoche Petroleum Consultants, Ltd. audited the 2010 reserve estimates for 94% of our U.S. onshore properties. AJM Petroleum Consultants audited 89% of our Canadian reserves.

Set forth below is a summary of the North American reserves that were evaluated, either by preparation or audit, by independent petroleum consultants for each of the years ended 2010, 2009 and 2008.

	2010		2009		2008
	Prepared	Audited	Prepared	Audited	Prepared	Audited

U.S. Onshore	—	94%	—	93%	—	92%
U.S. Offshore	N/A	N/A	100%	—	100%	—
Total U.S.	—	94%	5%	89%	5%	87%
Canada	—	89%	—	91%	—	78%
Total North America	—	93%	3%	89%	4%	85%

N/A Not applicable — We sold all our U.S. Offshore properties during 2010.

“Prepared” reserves are those quantities of reserves that were prepared by an independent petroleum consultant. “Audited” reserves are those quantities of reserves that were estimated by our employees and audited by an independent petroleum consultant. The Society of Petroleum Engineers’ definition of an audit is an examination of a company’s proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

In addition to conducting these internal and external reviews, we also have a Reserves Committee that consists of three independent members of our Board of Directors. This committee provides additional oversight of our reserves estimation and certification process. The Reserves Committee assists the Board of Directors with its duties and responsibilities in evaluating and reporting our proved reserves, much like our Audit Committee assists the Board of Directors in supervising our audit and financial reporting requirements. Besides being independent, the members of our Reserves Committee also have educational backgrounds in geology or petroleum engineering, as well as experience relevant to the reserves estimation process.

The Reserves Committee meets a minimum of twice a year to discuss reserves issues and policies, and meets separately with our senior reserves engineering personnel and our independent petroleum consultants at those meetings. The responsibilities of the Reserves Committee include the following:

•	approve the scope of and oversee an annual review and evaluation of our consolidated oil, gas and NGL reserves;

•	oversee the integrity of our reserves evaluation and reporting system;

•	oversee and evaluate, prepare and disclose our compliance with legal and regulatory requirements related to our oil, gas and NGL reserves;

•	review the qualifications and independence of our independent engineering consultants; and

•	monitor the performance of our independent engineering consultants.

Proved Oil, Natural Gas and NGL Reserves

The following table presents our estimated proved reserves by continent and for each significant country as of December 31, 2010. These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 22 to our consolidated financial statements included in this report.

			Natural
	Oil	Natural Gas	Gas Liquids	Total(1)
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Proved Reserves
United States	148	9,065	449	2,107
Canada	533	1,218	30	766

Total North America	681	10,283	479	2,873

Proved Developed Reserves
United States	131	7,280	353	1,696
Canada	126	1,144	28	346

Total North America	257	8,424	381	2,042

Proved Undeveloped Reserves
United States	17	1,785	96	411
Canada	407	74	2	420

Total North America	424	1,859	98	831

(1)	Gas reserves are converted to Boe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to Boe on a one-to-one basis with oil.

No estimates of our proved reserves have been filed with or included in reports to any federal or foreign governmental authority or agency since the beginning of 2010 except in filings with the SEC and the Department of Energy (“DOE”). Reserve estimates filed with the SEC correspond with the estimates of our reserves contained herein. Reserve estimates filed with the DOE are based upon the same underlying technical and economic assumptions as the estimates of our reserves included herein. However, the DOE requires reports to include the interests of all owners in wells that we operate and to exclude all interests in wells that we do not operate.

Proved Developed Reserves

As presented in the previous table, we had 2,042 MMBoe of proved developed reserves at December 31, 2010. Proved developed reserves consist of proved developed producing reserves and proved developed non-producing reserves. The following table provides additional information regarding our proved developed reserves at December 31, 2010.

			Natural
	Oil	Natural Gas	Gas Liquids	Total(1)
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Proved Developed Producing Reserves
United States	123	6,702	318	1,557
Canada	116	1,031	25	314

Total North America	239	7,733	343	1,871

Proved Developed Non-Producing Reserves
United States	8	578	35	139
Canada	10	113	3	32

Total North America	18	691	38	171

(1)	Gas reserves are converted to Boe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to Boe on a one-to-one basis with oil.

Proved Undeveloped Reserves

The following table presents the changes in our total proved undeveloped reserves during 2010 (in MMBoe).

Proved undeveloped reserves as of December 31, 2009	811
Extensions and discoveries	145
Revisions due to prices	13
Revisions other than price	(8)
Sale of reserves	(39)
Conversion to proved developed reserves	(91)

Proved undeveloped reserves as of December 31, 2010	831

At December 31, 2010, we had 831 MMBoe of proved undeveloped reserves. This represents a 2% increase as compared to 2009 and represents 29% of our total proved reserves. A large contributor to the increase was our 2010 drilling activities, which increased our proved undeveloped reserves 145 MMBoe. The divestiture of our Gulf of Mexico properties reduced our proved undeveloped reserves by 39 MMBoe.

As a result of 2010 development activities, we converted 91 MMBoe, or 11%, of the 2009 proved undeveloped reserves to proved developed reserves. This conversion rate implies a nine-year development cycle, which exceeds the five-year general guideline for recording proved undeveloped reserves. However, our overall proved undeveloped conversion rate is largely impacted by the pace of development at Jackfish. Excluding our Jackfish reserves, our 2010 proved undeveloped conversion rate implies a development cycle that approximates five years.

At December 31, 2010 and 2009, our Jackfish proved undeveloped reserves were 396 MMBoe and 351 MMBoe, respectively. Development schedules for the Jackfish reserves are primarily controlled by the need to keep the processing plants at their full capacity of 35,000 barrels of oil per day per facility. Processing plant capacity is controlled by factors such as total steam processing capacity, steam-oil ratios and air quality discharge permits. As a result, these reserves will remain classified as proved undeveloped for more than five years. Currently, the development schedule for these reserves extends though the year 2025. We have made significant funding commitments toward the development of the Jackfish reserves.

See Note 22 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion of the contributions by project area of all changes to total proved reserves.

Proved Reserves Cash Flows

The following table presents estimated cash flow information related to our December 31, 2010 estimated proved reserves. Similar to reserves, the cash flow estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 22 to our consolidated financial statements included in this report.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
		(In millions)

Pre-Tax Future Net Revenue(1)
United States	$27,650	$23,640	$4,010
Canada	19,173	7,222	11,951

Total North America	$46,823	$30,862	$15,961

Pre-Tax 10% Present Value(1)
United States	$12,863	$12,093	$770
Canada	9,622	5,216	4,406

Total North America	$22,485	$17,309	$5,176

Standardized Measure of Discounted Future Net Cash Flows(1)(2)
United States	$8,843
Canada	7,509

Total North America	$16,352

(1)	Estimated pre-tax future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges. The amounts shown do not give effect to depreciation, depletion and amortization, or to non-property related expenses such as debt service and income tax expense.

Future net revenues are calculated using prices that represent the average of the first-day-of-the-month price for the 12-month period prior to December 31, 2010. These prices were not changed except where different prices were fixed and determinable from applicable contracts. These assumptions yielded average prices over the life of our properties of $59.94 per Bbl of oil, $3.73 per Mcf of gas and $31.11 per Bbl of NGLs. The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil, gas and NGL production subsequent to December 31, 2010. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

The present value of after-tax future net revenues discounted at 10% per annum (“standardized measure”) was $16.4 billion at the end of 2010. Included as part of standardized measure were discounted future income taxes of $6.1 billion. Excluding these taxes, the present value of our pre-tax future net revenue (“pre-tax 10% present value”) was $22.5 billion. We believe the pre-tax 10% present value is a useful measure in addition to the after-tax standardized measure. The pre-tax 10% present value assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies. The after-tax standardized measure is dependent on the unique tax situation of each individual company, while the pre-tax 10% present value is based on prices and discount factors, which are more consistent from company to company. We also understand that securities analysts use the pre-tax 10% present value measure in similar ways.

(2)	See Note 22 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Production, Production Prices and Production Costs

The following tables present our production and average sales prices by continent and for each significant field and country for the past three years.

	Year Ended December 31, 2010
	Oil	Natural Gas	NGLs	Total(1)
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Production
Barnett Shale	1	335	13	70
Other United States fields	15	381	15	93

Total United States	16	716	28	163

Jackfish	9	—	—	9
Other Canada fields	16	214	4	56

Total Canada	25	214	4	65

Total North America	41	930	32	228

	Oil	Natural Gas	NGLs	Combined(1)
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)

Production Prices
Barnett Shale	$77.40	$3.55	$29.97	$23.48
Total United States	$75.81	$3.76	$30.86	$29.06
Jackfish	$52.51	—	—	$52.51
Total Canada	$58.60	$4.11	$46.60	$39.11
Total North America	$65.14	$3.84	$32.61	$31.91

	Year Ended December 31, 2009
	Oil	Natural Gas	NGLs	Total(1)
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Production
Barnett Shale	—	331	13	69
Other United States fields	17	412	13	98

Total United States	17	743	26	167

Jackfish	8	—	—	8
Other Canada fields	17	223	4	58

Total Canada	25	223	4	66

Total North America	42	966	30	233

	Oil	Natural Gas	NGLs	Combined(1)
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)

Production Prices
Barnett Shale	$58.78	$2.99	$22.36	$19.08
Total United States	$57.56	$3.20	$23.51	$23.71
Jackfish	$41.07	—	—	$41.07
Total Canada	$47.35	$3.66	$33.09	$32.29
Total North America	$51.39	$3.31	$24.71	$26.15

	Year Ended December 31, 2008
	Oil	Natural Gas	NGLs	Total(1)
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

Production
Barnett Shale	—	321	12	66
Other United States fields	17	405	12	96

Total United States	17	726	24	162

Jackfish	4	—	—	4
Other Canada fields	18	212	4	57

Total Canada	22	212	4	61

Total North America	39	938	28	223

	Oil	Natural Gas	NGLs	Combined(1)
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)

Production Prices
Barnett Shale	$97.23	$7.38	$39.34	$43.71
Total United States	$98.83	$7.59	$41.21	$50.55
Jackfish	$50.67	—	—	$50.67
Total Canada	$71.04	$8.17	$61.45	$57.65
Total North America	$83.35	$7.73	$44.08	$52.49

(1)	Gas reserves are converted to Boe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to Boe on a one-to-one basis with oil.

The following table presents our production cost per Boe by continent and for each significant field and country for the past three years. Production costs do not include ad valorem or severance taxes.

	Year Ended December 31,
	2010	2009	2008

Barnett Shale	$3.87	$3.96	$4.34
Total United States	$5.47	$5.97	$6.62
Jackfish	$16.81	$12.75	$28.93
Total Canada	$12.37	$10.15	$12.74
Total North America	$7.42	$7.16	$8.29

Drilling Activities and Results

The following tables summarize our development and exploratory drilling results for the past three years.

	Year Ended December 31, 2010
	Development Wells(1)		Exploratory Wells(1)		Total Wells(1)
	Productive	Dry	Productive	Dry	Productive	Dry

U.S. Onshore	853.2	5.3	23.4	1.5	876.6	6.8
U.S. Offshore	2.5	—	—	—	2.5	—

Total U.S.	855.7	5.3	23.4	1.5	879.1	6.8
Canada	267.8	—	41.9	1.0	309.7	1.0

Total North America	1,123.5	5.3	65.3	2.5	1,188.8	7.8

	Year Ended December 31, 2009
	Development Wells(1)		Exploratory Wells(1)		Total Wells(1)
	Productive	Dry	Productive	Dry	Productive	Dry

U.S. Onshore	506.5	3.0	6.8	1.5	513.3	4.5
U.S. Offshore	1.5	0.8	—	0.5	1.5	1.3

Total U.S.	508.0	3.8	6.8	2.0	514.8	5.8
Canada	307.2	—	28.2	—	335.4	—

Total North America	815.2	3.8	35.0	2.0	850.2	5.8

	Year Ended December 31, 2008
	Development Wells(1)		Exploratory Wells(1)		Total Wells(1)
	Productive	Dry	Productive	Dry	Productive	Dry

U.S. Onshore	1,024.0	17.5	12.8	2.0	1,036.8	19.5
U.S. Offshore	9.0	1.0	0.8	1.8	9.8	2.8

Total U.S.	1,033.0	18.5	13.6	3.8	1,046.6	22.3
Canada	528.9	3.2	50.1	3.3	579.0	6.5

Total North America	1,561.9	21.7	63.7	7.1	1,625.6	28.8

(1)	These well counts represent net wells completed during each year. Net wells are gross wells multiplied by our fractional working interests on the well.

The following table presents the results, as of February 1, 2011, of our wells that were in progress as of December 31, 2010.

	Productive		Dry		Still in Progress		Total
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)

U.S.	47	31.5	—	—	193	128.8	240	160.3
Canada	9	6.9	—	—	4	3.0	13	9.9

Total North America	56	38.4	—	—	197	131.8	253	170.2

(1)	Gross wells are the sum of all wells in which we own an interest.

(2)	Net wells are gross wells multiplied by our fractional working interests on the well.

Well Statistics

The following table sets forth our producing wells as of December 31, 2010.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)

U.S.	7,864	2,741	19,719	13,125	27,583	15,866
Canada	4,980	3,798	5,534	3,258	10,514	7,056

Total North America	12,844	6,539	25,253	16,383	38,097	22,922

(1)	Gross wells are the sum of all wells in which we own an interest.

(2)	Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2010. The acreage in the table below includes 1.4 million, 0.5 million and 0.9 million net acres subject to leases that are scheduled to expire during 2011, 2012 and 2013, respectively.

	Developed		Undeveloped		Total
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
	(In thousands)

U.S.	3,249	2,179	6,683	3,806	9,932	5,985
Canada	3,647	2,258	7,571	5,013	11,218	7,271

Total North America	6,896	4,437	14,254	8,819	21,150	13,256

(1)	Gross acres are the sum of all acres in which we own an interest.

(2)	Net acres are gross acres multiplied by our fractional working interests on the acreage.

Operation of Properties

The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions.

We are the operator of 23,056 of our wells. As operator, we receive reimbursement for direct expenses incurred in the performance of our duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area. In presenting our financial data, we record the monthly overhead reimbursements as a reduction of general and administrative expense, which is a common industry practice.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (the “NYSE”). On February 10, 2011, there were 12,704 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NYSE during 2010 and 2009. Also, included are the quarterly dividends per share paid during 2010 and 2009. We began paying regular quarterly cash dividends on our common stock in the second quarter of 1993. We anticipate continuing to pay regular quarterly dividends in the foreseeable future.

	Price Range of Common Stock		Dividends
	High	Low	Per Share

2010:
Quarter Ended March 31, 2010	$76.79	$62.38	$0.16
Quarter Ended June 30, 2010	$70.80	$58.58	$0.16
Quarter Ended September 30, 2010	$66.21	$59.07	$0.16
Quarter Ended December 31, 2010	$78.86	$63.76	$0.16
2009:
Quarter Ended March 31, 2009	$73.11	$38.55	$0.16
Quarter Ended June 30, 2009	$67.40	$43.35	$0.16
Quarter Ended September 30, 2009	$72.91	$48.74	$0.16
Quarter Ended December 31, 2009	$75.05	$62.60	$0.16

Performance Graph

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on Devon’s common stock with the cumulative total returns of the Standard & Poor’s 500 index (“the S&P 500 Index”) and the group of companies included in the Crude Petroleum and Natural Gas Standard Industrial Classification code (“the SIC Code”). The graph was prepared based on the following assumptions:

•	$100 was invested on December 31, 2005 in Devon’s common stock, the S&P 500 Index and the SIC Code, and

•	Dividends have been reinvested subsequent to the initial investment.

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

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock that were made by us during the fourth quarter of 2010. All purchases were part of publicly announced plans or programs.

			Maximum Dollar
			Value of Shares
	Total Number		that May Yet Be
	of Shares	Average Price	Purchased Under the
Period	Purchased(1)	Paid per Share	Plans or Programs(1)
			(In millions)

October 1 – October 31	330,000	$65.64	$2,542
November 1 – November 30	348,400	$71.36	$2,517
December 1 – December 31	2,917,900	$74.82	$2,299

Total	3,596,300	$73.64

(1)	In May 2010, our Board of Directors approved a $3.5 billion share repurchase program. This program expires December 31, 2011. As of December 31, 2010, we had repurchased 18.3 million common shares for $1.2 billion, or $65.58 per share under this program.

New York Stock Exchange Certifications

This Form 10-K includes as exhibits the certifications of our Chief Executive Officer and Chief Financial Officer, required to be filed with the SEC pursuant to Section 302 of the Sarbanes Oxley Act of 2002. We have also filed with the New York Stock Exchange the 2010 annual certification of our Chief Executive Officer confirming that we have complied with the New York Stock Exchange corporate governance listing standards.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)

Revenues	$9,940	$8,015	$13,858	$9,975	$9,143
Earnings (loss) from continuing operations(1)	$2,333	$(2,753)	$(3,039)	$2,485	$2,316
Earnings (loss) per share from continuing operations — Basic	$5.31	$(6.20)	$(6.86)	$5.56	$5.22
Earnings (loss) per share from continuing operations — Diluted	$5.29	$(6.20)	$(6.86)	$5.50	$5.15
Cash dividends per common share	$0.64	$0.64	$0.64	$0.56	$0.45
Total assets(1)	$32,927	$29,686	$31,908	$41,456	$35,063
Long-term debt	$3,819	$5,847	$5,661	$6,924	$5,568

(1)	During 2009 and 2008, we recorded noncash reductions of carrying value of oil and gas properties totaling $6.4 billion ($4.1 billion after income taxes) and $9.9 billion ($6.7 billion after income taxes), respectively, related to our continuing operations as discussed in Note 15 of the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be reviewed in conjunction with our “Selected Financial Data” and “Financial Statements and Supplementary Data.” Our discussion and analysis relates to the following subjects:

•	Overview of Business

•	Overview of 2010 Results

•	Business and Industry Outlook

•	Results of Operations

•	Capital Resources, Uses and Liquidity

•	Contingencies and Legal Matters

•	Critical Accounting Policies and Estimates

•	Forward-Looking Estimates

Overview of Business

Devon is one of North America’s leading independent oil and gas exploration and production companies. Our operations are focused in the United States and Canada. We also own natural gas pipelines and treatment facilities in many of our producing areas, making us one of North America’s larger processors of natural gas liquids.

As an enterprise, we strive to optimize value for our shareholders by growing cash flows, earnings, production and reserves, all on a per debt-adjusted share basis. We accomplish this by replenishing our reserves and production and managing other key operational elements that drive our success. These items are discussed more fully below.

•	Reserves and production growth — Our financial condition and profitability are significantly affected by the amount of proved reserves we own. Oil and gas properties are our most significant assets, and the reserves that relate to such properties are key to our future success. To increase our proved reserves, we must replace quantities produced with additional reserves from successful exploration and development activities or property acquisitions. Additionally, our profitability and operating cash flows are largely dependent on the amount of oil, gas and NGLs we produce. Growing production from existing properties is difficult because the rate of production from oil and gas properties generally declines as reserves are depleted. As a result, we constantly drill for and develop reserves on properties that provide a balance of near-term and long-term production. In addition, we may acquire properties with proved reserves that we can develop and subsequently produce to help create value.

•	Capital investment discipline — Effectively deploying our resources into capital projects is key to maintaining and growing future production and oil and gas reserves. As a result, we have historically deployed virtually all our available cash flow into capital projects. Therefore, maintaining a disciplined approach to investing in capital projects is important to our profitability and financial condition. Our ability to control capital expenditures can be affected by changes in commodity prices. During times of high commodity prices, drilling and related costs often escalate due to the effects of supply versus demand economics. The inverse is also true.

•	High return projects — We seek to invest our capital resources into projects where we can generate the highest risk-adjusted investment returns. One factor that can have a significant impact on such returns is our drilling success. Combined with appropriate revenue and cost-management strategies, high drilling success rates are important to generating competitive returns on our capital investment. During 2010, we drilled 1,588 gross wells and 99% of those were successful. This success rate is similar to our drilling achievements in recent years, demonstrating a proven track record of success. By accomplishing high drilling success rates, we provide an inventory of reserves growth and a platform of opportunities on our undrilled acreage that can be profitably developed.

•	Reserves and production balance — As evidenced by history, commodity prices are inherently volatile. In addition, oil and gas prices often diverge due to a variety of circumstances. Consequently, we value a balance of reserves and production between gas and liquids that can add stability to our revenue stream when either commodity price is under pressure. Our production mix in 2010 was approximately 68% gas and 32% oil and NGLs such as propane, butane and ethane. Our year-end reserves were approximately 60% gas and 40% liquids. With planned future growth in oil from Jackfish, Pike and other projects, combined with an inventory of shale natural gas plays, we expect to maintain this balance in the future.

•	Operating cost controls — To maintain our competitive position, we must control our lease operating costs and other production costs. As reservoirs are depleted and production rates decline, per unit production costs will generally increase and affect our profitability and operating cash flows. Similar to capital expenditures, our ability to control operating costs can be affected by significant changes in commodity prices. Our base production is focused in core areas of our operations where we can achieve economies of scale to help manage our operating costs.

•	Marketing and midstream performance improvement — We enhance the value of our oil and gas operations with our marketing and midstream business. By efficiently gathering and processing oil, gas and NGL production, our midstream operations enhance our project returns and contribute to our strategies to grow reserves and production and manage expenditures. Additionally, by effectively marketing our production, we maximize the prices received for our oil, gas and NGL production in relation to market prices. This is important because our profitability is highly dependent on market prices. These prices are determined primarily by market conditions. Market conditions for these products have been, and will continue to be, influenced by regional and worldwide economic and political conditions, weather, supply disruptions and other local market conditions that are beyond our control. To manage this volatility, we utilize financial hedging arrangements. As of February 10, 2011, approximately 29% of our 2011 gas production is associated with financial price swaps and fixed-price physicals. We also have basis swaps associated with 0.2 Bcf per day of our 2011 gas production. Additionally, approximately 36% of our 2011 oil production is associated with financial price collars. We also have call options that, if exercised, would relate to an additional 16% of our 2011 oil production.

•	Financial flexibility preservation — As mentioned, commodity prices have been and will continue to be volatile and will continue to impact our profitability and cash flow. We understand this fact and manage our debt levels accordingly to preserve our liquidity and financial flexibility. We generally operate within the cash flow generated by our operations. However, during periods of low commodity prices, we may use our balance sheet strength to access debt or equity markets, allowing us to preserve our business and maintain momentum until markets recover. When prices improve, we can utilize excess operating cash flow to repay debt and invest in our activities that not only maintain but also increase value per share.

Overview of 2010 Results

2010 was an outstanding year for Devon. We reported record net earnings and reserves and made significant progress on our offshore divestiture program announced in November 2009. We sold our properties in the Gulf of Mexico, Azerbaijan, China and other International regions, generating $5.6 billion in after-tax proceeds and after-tax gains of $1.7 billion. Additionally, we have entered into agreements to sell our remaining offshore assets in Brazil and Angola and are waiting for the respective governments to approve the divestitures. Once the pending transactions are complete, we expect to have generated more than $8 billion in after-tax proceeds from all our divestitures.

These divestitures have allowed us to begin focusing entirely on our North American Onshore oil and natural gas portfolio. We grew North American Onshore production 1% in 2010 and replaced approximately 175% of our production with the drill bit at very attractive costs. The operational success we had with the drill bit increased our reserves to 2,873 MMBoe, the highest level in our history.

While our total North American Onshore production grew 1% in 2010, our oil and NGL production increased 6% over 2009. Liquids prices began to stabilize in 2009 and continued to strengthen throughout 2010. Although our realized price for gas increased 17% in 2010, gas prices continue to be weak. Considering the current and expected trends in commodity pricing, we have leveraged the value of our balanced portfolio and shifted capital spending toward the more profitable liquids-rich development opportunities currently available to us. The performance of these assets and higher price realizations are reflected in the 2010 earnings increase.

Key measures of our performance for 2010, as well as certain operational developments, are summarized below:

•	North America Onshore oil and NGL production grew 6% over 2009, to 71 million Boe.

•	North American Onshore gas production decreased 1% compared with 2009, to 152 million Boe.

•	The combined realized price for oil, gas and NGLs per Boe increased 22% to $31.91.

•	Oil, gas and NGL derivatives generated net gains of $811 million in 2010, including cash receipts of $888 million.

•	Per unit lease operating costs increased 4% to $7.42 per Boe.

•	Operating cash flow increased to $5.5 billion, representing a 16% increase over 2009.

•	Capitalized costs incurred in our oil and gas activities were $6.5 billion in 2010. This includes $1.2 billion for unproved acreage acquisitions.

•	Reserves increased to 2,873 MMBoe, an all-time high.

From an operational perspective, we completed another successful year with the drill-bit. We drilled 1,584 gross wells on our North America Onshore properties with a 99% success rate and grew our related proved reserves 9%.

During 2010, we more than doubled our industry-leading leasehold position in the liquids-rich Cana-Woodford shale play in western Oklahoma to more than 240,000 net acres. This allowed us to grow production more than 210% from the end of 2009 to the end of 2010. As a result of the success of our drilling and development efforts in the Cana-Woodford shale, we also constructed a gas processing plant in 2010.

In the Barnett Shale, we exited 2010 with production of 1.2 Bcfe per day, which includes 43 MBbls per day of liquids production. This represents a 16% increase in total production compared to the 2009 exit rate.

In the Permian Basin, we continued to assemble additional liquids-rich acreage. By the end of 2010, we had approximately one million net acres on liquids-rich development opportunities which led to an increase in production of 16% from the end of 2009 to the end of 2010.

Our net production from our Jackfish oil sands project in Canada averaged 25 MBbls per day. Jackfish continues to be one of Canada’s most successful steam-assisted gravity drainage projects. Construction of our second Jackfish project is now complete. We expect to have first oil production by the end of 2011. Additionally, we applied for regulatory approval of a third phase of Jackfish in 2010.

During 2010, we used a portion of our offshore divestiture proceeds to invest $1.2 billion in unproved leasehold acquisition focused on oil and liquids-rich gas plays. Our most significant single investment was our $500 million acquisition of a 50% interest in the Pike oil sands. The Pike acreage lies immediately adjacent to the Jackfish project. We began appraisal drilling at Pike near the end of 2010 and are acquiring seismic data. The drilling results and seismic will help us determine the optimal configuration for the initial phase of development. We expect to begin the regulatory application process for the first Pike phase around the end of 2011.

Our performance and offshore divestiture success throughout 2010 enabled us to end the year with a robust level of liquidity. At the end of 2010, we had $3.4 billion of cash and short-term investments and $2.6 billion of available credit.

Business and Industry Outlook

Even though we possess a great deal of financial strength and flexibility, we are fully committed to exercising capital discipline, maximizing profits, maintaining balance sheet strength and optimizing growth per debt-adjusted share. Our portfolio of assets provides a great deal of investment flexibility. At the end of 2010, our proved reserves were comprised of approximately 60% gas and 40% liquids. While gas prices remain challenged in the market, our near-term focus is on the oil and liquids-rich opportunities that exist within our balanced portfolio of properties. As a result, the vast majority of our 2011 drilling activity will be centered on our oil and liquids-rich gas properties. Should the outlook for commodity prices change, we have the flexibility to redirect our capital to ensure we continually focus on the highest-return assets in our portfolio.

Our ability to leverage the depth and breadth of our existing portfolio of properties will be key to the successful execution of our growth and value-creation objectives. With 2.9 billion Boe of proved reserves at the end of 2010, our North American onshore assets will provide many years of visible, economic growth and a good balance between liquids and natural gas. In 2011, we are targeting a 6-8% production increase. However, we expect this growth will be driven by oil and NGLs growth of at least 16%. Additionally, we will continue to use a portion of our offshore divestiture proceeds to repurchase common stock under our $3.5 billion share repurchase program. Therefore, our 2011 production growth will be even higher on a per debt-adjusted share basis.

Results of Operations

As previously stated, we are in the process of divesting our offshore assets. As a result, all amounts in this document related to our International operations are presented as discontinued. Therefore, the production, revenue and expense amounts presented in this “Results of Operations” section exclude amounts related to our International assets unless otherwise noted.

Even though we have divested our U.S. Offshore operations, these properties do not qualify as discontinued operations under accounting rules. As such, financial and operating data provided in this document that pertain to our continuing operations include amounts related to our U.S. Offshore operations. To facilitate comparisons of our ongoing operations subsequent to the planned divestitures, we have presented amounts related to our U.S. Offshore assets separate from those of our North American Onshore assets where appropriate.

Revenues

Our oil, gas and NGL production volumes are shown in the following table.

	Year Ended December 31,
		2010 vs.		2009 vs.
	2010	2009(2)	2009	2008(2)	2008

Oil (MMBbls)
U.S. Onshore	14	+17%	12	+3%	11
Canada	25	−1%	25	+17%	22

North America Onshore	39	+5%	37	+12%	33
U.S. Offshore	2	−62%	5	−15%	6

Total	41	−3%	42	+8%	39

Gas (Bcf)
U.S. Onshore	699	+0%	698	+5%	669
Canada	214	−4%	223	+5%	212

North America Onshore	913	−1%	921	+5%	881
U.S. Offshore	17	−63%	45	−22%	57

Total	930	−4%	966	+3%	938

NGLs (MMBbls)
U.S. Onshore	28	+10%	25	+9%	24
Canada	4	−6%	4	−5%	4

North America Onshore	32	+8%	29	+7%	28
U.S. Offshore	—	−55%	1	+27%	—

Total	32	+6%	30	+7%	28

Total (MMBoe)(1)
U.S. Onshore	158	+3%	154	+5%	146
Canada	65	−3%	66	+9%	61

North America Onshore	223	+1%	220	+6%	207
U.S. Offshore	5	−62%	13	−18%	16

Total	228	−2%	233	+4%	223

(1)	Gas volumes are converted to Boe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices. NGL volumes are converted to Boe on a one-to-one basis with oil.

(2)	All percentage changes included in this table are based on actual figures and not the rounded figures included in the table.

The following table presents the prices we realized on our production volumes. These prices exclude any effects due to our oil, gas and NGL derivatives.

	Year Ended December 31,
		2010 vs.		2009 vs.
	2010	2009	2009	2008	2008

Oil (per Bbl)
U.S. Onshore	$75.53	+34%	$56.17	−41%	$95.63
Canada	$58.60	+24%	$47.35	−33%	$71.04
North America Onshore	$64.51	+29%	$50.11	−37%	$79.45
U.S. Offshore	$77.81	+28%	$60.75	−42%	$104.90
Total	$65.14	+27%	$51.39	−38%	$83.35
Gas (per Mcf)
U.S. Onshore	$3.73	+19%	$3.14	−58%	$7.43
Canada	$4.11	+12%	$3.66	−55%	$8.17
North America Onshore	$3.82	+17%	$3.27	−57%	$7.61
U.S. Offshore	$5.12	+22%	$4.20	−56%	$9.53
Total	$3.84	+16%	$3.31	−57%	$7.73
NGLs (per Bbl)
U.S. Onshore	$30.78	+32%	$23.40	−43%	$40.97
Canada	$46.60	+41%	$33.09	−46%	$61.45
North America Onshore	$32.55	+32%	$24.65	−44%	$43.94
U.S. Offshore	$38.22	+39%	$27.42	−46%	$51.11
Total	$32.61	+32%	$24.71	−44%	$44.08
Combined (per Boe)(1)
U.S. Onshore	$28.42	+27%	$22.41	−53%	$47.91
Canada	$39.11	+21%	$32.29	−44%	$57.65
North America Onshore	$31.52	+24%	$25.38	—50%	$50.78
U.S. Offshore	$49.06	+26%	$38.83	−48%	$74.55
Total	$31.91	+22%	$26.15	−50%	$52.49

(1)	Gas volumes are converted to Boe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices. NGL volumes are converted to Boe on a one-to-one basis with oil.

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between 2008 and 2010.

	Oil	Gas	NGLs	Total
	(In millions)

2008 sales	$3,233	$7,244	$1,243	$11,720
Changes due to volumes	258	222	89	569
Changes due to prices	(1,338)	(4,269)	(585)	(6,192)

2009 sales	2,153	3,197	747	6,097
Changes due to volumes	(67)	(122)	46	(143)
Changes due to prices	557	497	254	1,308

2010 sales	$2,643	$3,572	$1,047	$7,262

Oil Sales

2010 vs. 2009 Oil sales increased $557 million as a result of a 27% increase in our realized price. The largest contributor to the increase in our realized price was the increase in the average NYMEX West Texas Intermediate index price over the same time period.

Oil sales decreased $67 million due to a three percent decrease in production. The decrease was comprised of the net effects of a 62% decrease in our U.S. Offshore production and a five percent increase in our North America Onshore production. The decrease in our U.S. Offshore production was primarily due to the divestiture of such properties in the second quarter of 2010. The increased North America Onshore production resulted primarily from continued development of our Permian Basin properties in Texas and our Jackfish thermal heavy oil project in Canada.

2009 vs. 2008 Oil sales decreased $1.3 billion as a result of a 38% decrease in our realized price without hedges. The largest contributor to the decrease in our realized price was the decrease in the average NYMEX West Texas Intermediate index price over the same time period.

Oil sales increased $258 million due to a three million barrel, or 8%, increase in production. The increased production resulted primarily from the continued development of Jackfish in Canada.

Gas Sales

2010 vs. 2009 Gas sales increased $497 million as a result of a 16% increase in our realized price without hedges. This increase was largely due to increases in the North American regional index prices upon which our gas sales are based.

A four percent decrease in production during 2010 caused gas sales to decrease by $122 million. The decrease was primarily due to the divestiture of our U.S. Offshore properties in the second quarter of 2010, as well as higher Canadian government royalties. Also, our other North America Onshore properties decreased one percent due to reduced drilling during most of 2009 in response to lower gas prices. As a result of the reduced drilling activities during 2009, natural declines of existing wells outpaced production gains from new drilling in 2010.

2009 vs. 2008 Gas sales decreased $4.3 billion as a result of a 57% decrease in our realized price without hedges. This decrease was largely due to decreases in the North American regional index prices upon which our gas sales are based.

A three percent increase in production during 2009 caused gas sales to increase by $222 million. Our North America Onshore properties contributed 40 Bcf of higher volumes. This increase included 25 Bcf of higher production in Canada due to a decline in Canadian government royalties, resulting largely from lower gas prices. The remainder of the North America Onshore growth resulted from new drilling and development that exceeded natural production declines, primarily in the Barnett Shale field in north Texas. These increases were partially offset by 12 Bcf of lower production from our U.S. Offshore properties, largely resulting from natural production declines.

NGL Sales

2010 vs. 2009 NGL sales increased $254 million during 2010 as a result of a 32% increase in our realized price. The increase was largely due to an increase in the Mont Belvieu, Texas index price over the same time period. NGL sales increased $46 million in 2010 due to a six percent increase in production. The increase in production was primarily due to increased drilling in North America Onshore areas that have liquids-rich gas.

2009 vs. 2008 NGL sales decreased $585 million as a result of a 44% decrease in our realized price. This decrease was largely due to a decrease in the Mont Belvieu, Texas index price over the same time period. NGL sales increased $89 million in 2009 due to a seven percent increase in production. The increase in production is primarily due to drilling and development in the Barnett Shale.

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

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash settlement receipts (payments):
Gas derivatives	$888	$505	$(424)
Oil derivatives	—	—	27

Total cash settlements	888	505	(397)

Unrealized gains (losses) on fair value changes:
Gas derivatives	12	(83)	243
Oil derivatives	(91)	(38)	—
NGL derivatives	2	—	—

Total unrealized gains (losses) on fair value changes	(77)	(121)	243

Oil, gas and NGL derivatives	$811	$384	$(154)

	Year Ended December 31, 2010
	Oil	Gas	NGLs	Total
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)

Realized price without hedges	$65.14	$3.84	$32.61	$31.91
Cash settlements of hedges	—	0.96	—	3.90

Realized price, including cash settlements	$65.14	$4.80	$32.61	$35.81

	Year Ended December 31, 2009
	Oil	Gas	NGLs	Total
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)

Realized price without hedges	$51.39	$3.31	$24.71	$26.15
Cash settlements of hedges	—	0.52	—	2.16

Realized price, including cash settlements	$51.39	$3.83	$24.71	$28.31

	Year Ended December 31, 2008
	Oil	Gas	NGLs	Total
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)

Realized price without hedges	$83.35	$7.73	$44.08	$52.49
Cash settlements of hedges	0.70	(0.46)	—	(1.78)

Realized price, including cash settlements	$84.05	$7.27	$44.08	$50.71

Our oil, gas, and NGL derivatives include price swaps, costless collars and basis swaps. For the price swaps, we receive a fixed price for our production and pay a variable market price to the contract counterparty. The price collars set a floor and ceiling price. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we cash-settle the difference with the counterparty. For the basis swaps, we receive a fixed differential between two index prices and pay a variable differential on the same two index prices to the contract counterparty. Cash settlements presented in the tables above represent net realized gains or losses related to these various instruments.

Additionally, to facilitate a portion of our price swaps, we have sold gas call options for 2012 and oil call options for 2011 and 2012. The call options give the counterparty the right to place us into a price swap at a predetermined fixed price. The terms of these call options are presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this report.

During 2010 and 2009, we received $888 million, or $0.96 per Mcf, and $505 million, or $0.52 per Mcf, respectively, from counterparties to settle our gas derivatives. During 2008, we paid $424 million, or $0.46 per Mcf to counterparties to settle our gas derivatives and received $27 million, or $0.70 per Bbl from counterparties to settle our oil derivatives. We had no settlements on NGL derivatives in any of these periods.

In addition to recognizing these cash settlement effects, we also recognize unrealized changes in the fair values of our oil, gas and NGL derivative instruments in each reporting period. We estimate the fair values of these derivatives primarily by using internal discounted cash flow calculations. We periodically validate our valuation techniques by comparing our internally generated fair value estimates with those obtained from contract counterparties or brokers.

The most significant variable to our cash flow calculations is our estimate of future commodity prices. We base our estimate of future prices upon published forward commodity price curves such as the Inside FERC Henry Hub forward curve for gas instruments and the NYMEX West Texas Intermediate forward curve for oil instruments. Based on the amount of volumes subject to our gas derivative financial instruments at December 31, 2010, a 10% increase in these forward curves would have decreased our 2010 unrealized gains by approximately $154 million. A 10% increase in the forward curves associated with our oil derivative financial instruments would have increased our 2010 unrealized losses by approximately $142 million. Another key input to our cash flow calculations is our estimate of volatility for these forward curves, which we base primarily upon implied volatility. Finally, the amount of production subject to oil, gas and NGL derivatives is not a variable in our cash flow calculations, but it does impact the total derivative values.

Counterparty credit risk is also a component of commodity derivative valuations. We have mitigated our exposure to any single counterparty by contracting with thirteen separate counterparties. Additionally, our derivative contracts generally require cash collateral to be posted if either our or the counterparty’s credit rating falls below investment grade. The mark-to-market exposure threshold, above which collateral must be posted, decreases as the debt rating falls further below investment grade. Such thresholds generally range from zero to $50 million for the majority of our contracts. As of December 31, 2010, the credit ratings of all our counterparties were investment grade.

Including the cash settlements discussed above, our oil, gas and NGL derivatives generated net gains of $811 million and $384 million during 2010 and 2009, respectively, and a net loss of $154 million during 2008. In addition to the impact of cash settlements, these net gains and losses were impacted by new positions and settlements that occurred during each period, as well as the relationships between contract prices and the associated forward curves. A summary of our outstanding oil, gas and NGL derivative positions as of December 31, 2010 is included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this report.

Marketing and Midstream Revenues and Operating Costs and Expenses

The details of the changes in marketing and midstream revenues, operating costs and expenses and the resulting operating profit are shown in the table below.

	Year Ended December 31,
		2010 vs		2009 vs
	2010	2009(1)	2009	2008(1)	2008
	($ in millions)

Marketing and midstream:
Revenues	$1,867	+22%	$1,534	−33%	$2,292
Operating costs and expenses	1,357	+33%	1,022	−37%	1,611

Operating profit	$510	−0%	$512	−25%	$681

(1)	All percentage changes included in this table are based on actual figures and not the rounded figures included in this table.

2010 vs. 2009 Marketing and midstream revenues increased $333 million and operating costs and expenses increased $335 million, causing operating profit to decrease $2 million. Both revenues and expenses increased primarily due to higher natural gas and NGL prices, partially offset by the effects of lower gas marketing profits.

2009 vs. 2008 Marketing and midstream revenues decreased $758 million and operating costs and expenses decreased $589 million, causing operating profit to decrease $169 million. Both revenues and expenses decreased primarily due to lower natural gas and NGL prices, partially offset by higher NGL production and gas pipeline throughput.

Lease Operating Expenses (“LOE”)

The details of the changes in LOE are shown in the table below.

	Year Ended December 31,
		2010 vs.		2009 vs.
	2010	2009(1)	2009	2008(1)	2008

Lease operating expenses ($ in millions):
U.S. Onshore	$832	−1%	$838	−6%	$893
Canada	797	+18%	673	−13%	776

North American Onshore	1,629	+8%	1,511	−10%	1,669
U.S. Offshore	60	−62%	159	−13%	182

Total	$1,689	+1%	$1,670	−10%	$1,851

Lease operating expenses per Boe:
U.S. Onshore	$5.26	−4%	$5.46	−11%	$6.11
Canada	$12.37	+22%	$10.15	−20%	$12.74
North American Onshore	$7.32	+7%	$6.87	−15%	$8.06
U.S. Offshore	$12.00	+0%	$11.98	+6%	$11.29
Total	$7.42	+4%	$7.16	−14%	$8.29

(1)	All percentage changes included in this table are based on actual figures and not the rounded figures included in this table.

2010 vs. 2009 LOE increased $19 million in 2010, which included a $118 million increase related to our North America Onshore operations and a $99 million decrease related to our U.S. Offshore operations. North America Onshore LOE increased $78 million due to changes in the exchange rate between the U.S. and

Canadian dollars. The remainder of the increase in North America Onshore LOE is primarily due to increased costs related to our Jackfish operation in Canada. U.S. Offshore LOE decreased primarily due to property divestitures in the second quarter of 2010. The increase due to exchange rates was also the main contributor to the changes in North America Onshore and total LOE per Boe.

2009 vs. 2008 LOE decreased $181 million in 2009. LOE dropped $182 million due to declining costs for fuel, materials, equipment and personnel, as well as declines in maintenance and well workover projects. Such declines largely resulted from decreasing demand for field services due to lower oil and gas prices. Changes in the exchange rate between the U.S. and Canadian dollar reduced LOE $49 million. Additionally, LOE decreased $31 million as a result of hurricane damages in 2008 to certain of our U.S. Offshore facilities and transportation systems. These factors, excluding the hurricane damage, were also the main contributors to the decrease in LOE per Boe on our North America Onshore properties. Production growth at our large-scale Jackfish project also contributed to a decrease in LOE per Boe. As Jackfish production approached the facility’s capacity during 2009, its per-unit costs declined, contributing to lower overall LOE per Boe. The remainder of our four percent company-wide production growth added $81 million to LOE during 2009.

Taxes Other Than Income Taxes

Taxes other than income taxes consist primarily of production taxes and ad valorem taxes assessed by various government agencies on our U.S. Onshore properties. Production taxes are based on a percentage of production revenues that varies by property and government jurisdiction. Ad valorem taxes generally are based on property values as determined by the government agency assessing the tax. The following table details the changes in our taxes other than income taxes.

	Year Ended December 31,
		2010 vs		2009 vs
	2010	2009(1)	2009	2008(1)	2008
	($ in millions)

Production	$210	+59%	$132	−57%	$306
Ad valorem	165	−6%	175	+8%	162
Other	5	−30%	7	−4%	8

Total	$380	+21%	$314	−34%	$476

(1)	All percentage changes included in this table are based on actual figures and not the rounded figures included in this table.

2010 vs. 2009 Production taxes increased $78 million in 2010. This increase was largely due to higher U.S. Onshore revenues, as well as a decrease in production tax credits associated with certain properties in the state of Texas. Ad valorem taxes decreased $10 million primarily due to lower assessed values of our U.S. Onshore oil and gas property and equipment.

2009 vs. 2008 Production taxes decreased $174 million in 2009. This decrease was largely due to lower U.S. Onshore revenues, as well as an increase in production tax credits associated with certain properties in the state of Texas. Ad valorem taxes increased $13 million primarily due to higher assessed oil and gas property and equipment values.

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

The changes in our production volumes, DD&A rate per unit and DD&A of oil and gas properties are shown in the table below.

	Year Ended December 31,
		2010 vs		2009 vs
	2010	2009(1)	2009	2008(1)	2008

Total production volumes (MMBoe)	228	−2%	233	+4%	223
DD&A rate ($ per Boe)	$7.36	−6%	$7.86	−40%	$13.20

DD&A expense ($ in millions)	$1,675	−9%	$1,832	−38%	$2,948

(1)	All percentage changes included in this table are based on actual figures and not the rounded figures included in this table.

The following table details the changes in DD&A of oil and gas properties between 2008 and 2010 due to the changes in production volumes and DD&A rate presented in the table above (in millions).

2008 DD&A	$2,948
Change due to volumes	130
Change due to rate	(1,246)

2009 DD&A	1,832
Change due to volumes	(43)
Change due to rate	(114)

2010 DD&A	$1,675

2010 vs. 2009 Oil and gas property-related DD&A decreased $114 million during 2010 due to a six percent decrease in the DD&A rate. The largest contributors to the rate decrease were our 2010 U.S. Offshore property divestitures and a reduction of the carrying value of our United States oil and gas properties recognized in the first quarter of 2009. This reduction totaled $6.4 billion and resulted from a full cost ceiling limitation. These decreases were partially offset by the effects of costs incurred and the transfer of previously unproved costs to the depletable base as a result of 2010 drilling and development activities, as well as changes in the exchange rate between the U.S. and Canadian dollars.

2009 vs. 2008 Oil and gas property related DD&A decreased $1.2 billion due to a 40% decrease in the DD&A rate. The largest contributors to the rate decrease were reductions of the carrying values of certain of our oil and gas properties recognized in the first quarter of 2009 and the fourth quarter of 2008. These reductions totaled $16.3 billion and resulted from full cost ceiling limitations in the United States and Canada. In addition, the effects of changes in the exchange rate between the U.S. and Canadian dollars also contributed to the rate decrease. These factors were partially offset by the effects of costs incurred and the transfer of previously unproved costs to the depletable base as a result of 2009 drilling activities. Partially offsetting the impact from the lower 2009 DD&A rate was our four percent production increase, which caused oil and gas property related DD&A expense to increase $130 million.

The impact of adopting the SEC’s new Modernization of Oil and Gas Reporting rules at the end of 2009 had virtually no impact on our DD&A rate.

General and Administrative Expenses (“G&A”)

Our net G&A consists of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially offset by two components. One is the amount of G&A capitalized pursuant to the full cost method of accounting related to exploration and development activities. The other is the amount of G&A reimbursed by working interest owners of properties for which we serve as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life. The gross amount of G&A incurred, less the amounts capitalized and reimbursed, is recorded as net G&A in the consolidated statements of operations. Net G&A includes expenses related to oil, gas and NGL exploration and production activities, marketing and midstream activities, as well as corporate overhead activities. See the following table for a summary of G&A expenses by component.

	Year Ended December 31,
		2010 vs		2009 vs
	2010	2009(1)	2009	2008(1)	2008
	($ in millions)

Gross G&A	$987	−11%	$1,107	+0%	$1,103
Capitalized G&A	(311)	−6%	(332)	−2%	(337)
Reimbursed G&A	(113)	−11%	(127)	+5%	(121)

Net G&A	$563	−13%	$648	+0%	$645

(1)	All percentage changes included in this table are based on actual figures and not the rounded figures included in this table.

2010 vs. 2009 Gross G&A decreased $120 million largely due to a decline in employee severance costs. Such costs decreased primarily due to Gulf of Mexico employees that were impacted by the integration of our Gulf of Mexico and International operations into one offshore unit in the second quarter of 2009 and other employee departures during 2009. Gross G&A, as well as capitalized G&A, also decreased subsequent to our mid-year 2010 Gulf of Mexico divestitures as a result of the decline in our workforce. The Gulf of Mexico divestitures were also the main contributor to the decrease in G&A reimbursements. Gross and capitalized G&A also declined due to reduced spending initiatives for certain discretionary cost categories. These decreases were partially offset by an increase due to the effects of changes in the exchange rate between the U.S. and Canadian dollars.

2009 vs. 2008 Gross G&A increased $4 million. This increase was due to approximately $60 million of higher costs for employee compensation and benefits, mostly offset by the effects of our 2009 reduced spending initiatives for certain discretionary cost categories.

Employee cost increases in 2009 included an additional $57 million of severance costs. This increase was primarily due to Gulf of Mexico and other employee departures during 2009. Additionally, postretirement benefit costs increased approximately $50 million. The increases in employee costs were partially offset by a $27 million decrease due to accelerated share-based compensation expense recognized in 2008 resulting from a modification of certain executives compensation arrangements. The modified compensation arrangements provide that executives who meet certain years-of-service and age criteria can retire and continue vesting in outstanding share-based grants. Although this modification does not accelerate the vesting of the executives’ grants, it does accelerate the expense recognition as executives approach the years-of-service and age criteria.

Restructuring Costs

The following schedule includes the components of restructuring costs.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
	(In millions)

Cash severance	$(17)	$1	$(16)	$66	$24	$90
Share-based awards	(10)	(5)	(15)	39	24	63
Lease obligations	70	—	70	—	—	—
Asset impairments	11	—	11	—	—	—
Other	3	—	3	—	—	—

Restructuring costs	$57	$(4)	$53	$105	$48	$153

Employee Severance

In the fourth quarter of 2009, we recognized $153 million of estimated employee severance costs associated with the planned divestiture of our offshore assets that was announced in November 2009. This amount was based on estimates of the number of employees that would ultimately be impacted by the divestitures and included amounts related to cash severance costs and accelerated vesting of share-based grants. Of the $153 million total, $105 million related to our U.S. Offshore operations and the remainder related to our International discontinued operations.

During 2010, we divested all of our U.S. Offshore assets and a significant part of our International assets. As a result of these divestitures and associated employee terminations, we decreased our estimate of employee severance costs in 2010 by $31 million. More offshore employees than previously estimated received comparable positions with either the purchaser of the properties or in our U.S. Onshore operations, and this caused the $31 million decrease to our severance estimate. This decrease includes $27 million related to our U.S. Offshore operations and $4 million related to our International discontinued operations.

Lease Obligations

As a result of the divestitures discussed above, we ceased using certain office space that was subject to non-cancellable operating lease arrangements. Consequently, in 2010, we recognized $70 million of restructuring costs that represent the present value of our future obligations under the leases, net of anticipated sublease income. The estimate of lease obligations was based upon certain key estimates that could change over the term of the leases. These estimates include the estimated sublease income that we may receive over the term of the leases, as well as the amount of variable operating costs that we will be required to pay under the leases.

Asset Impairments

In 2010, we recognized $11 million of asset impairment charges for leasehold improvements and furniture associated with the office space we ceased using.

Interest Expense

The following schedule includes the components of interest expense.

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Interest based on debt outstanding	$408	$437	$426
Capitalized interest	(76)	(94)	(111)
Early retirement of debt	19	—	—
Other	12	6	14

Total interest expense	$363	$349	$329

2010 vs. 2009 Interest based on debt outstanding decreased in 2010 primarily due to the retirement of $177 million of 10.125% notes upon their maturity in the fourth quarter of 2009 and the early redemption of our 7.25% senior notes as discussed below.

Capitalized interest decreased during 2010 primarily due to the divestitures of our U.S. Offshore properties during the first half of 2010, which was partially offset by higher capitalized interest associated with our Canadian oil sands development projects.

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

Interest-Rate and Other Financial Instruments

The details of the changes in our interest-rate and other financial instruments are shown in the table below.

	Year Ended December 31,
	2010	2009	2008
	(In millions)

(Gains) losses from:
Interest rate swaps — cash settlements	$(44)	$(40)	$(1)
Interest rate swaps — unrealized fair value changes	30	(66)	(104)
Chevron common stock	—	—	363
Option embedded in exchangeable debentures	—	—	(109)

Total	$(14)	$(106)	$149

Interest Rate Swaps

During 2010, 2009 and 2008, we received cash settlements totaling $44 million, $40 million and $1 million, respectively, from counterparties to settle our interest rate swaps.

In addition to recognizing cash settlements, we recognize unrealized changes in the fair values of our interest rate swaps each reporting period. We estimate the fair values of our interest rate swap financial instruments primarily by using internal discounted cash flow calculations based upon forward interest-rate yields. We periodically validate our valuation techniques by comparing our internally generated fair value estimates with those obtained from contract counterparties or brokers. In 2010, we recorded an unrealized loss of $30 million as a result of changes in interest rates. In 2009 and 2008, we recorded unrealized gains of $66 million and $104 million, respectively, as a result of changes in interest rates.

The most significant variable to our cash flow calculations is our estimate of future interest rate yields. We base our estimate of future yields upon our own internal model that utilizes forward curves such as the LIBOR or the Federal Funds Rate provided by a third party. Based on the notional amount subject to the interest rate swaps at December 31, 2010, a 10% increase in these forward curves would have decreased our 2010 unrealized loss for our interest rate swaps by approximately $68 million.

Similar to our commodity derivative contracts, counterparty credit risk is also a component of interest rate derivative valuations. We have mitigated our exposure to any single counterparty by contracting with seven separate counterparties. Additionally, our derivative contracts generally require cash collateral to be posted if either our or the counterparty’s credit rating falls below investment grade. The mark-to-market exposure threshold, above which collateral must be posted, decreases as the debt rating falls further below investment grade. Such thresholds generally range from zero to $50 million for the majority of our contracts. The credit ratings of all our counterparties were investment grade as of December 31, 2010.

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

	Year Ended December 31,
	2009		2008
		After		After
	Gross	Taxes	Gross	Taxes
	(In millions)

United States	$6,408	$4,085	$6,538	$4,168
Canada	—	—	3,353	2,488

Total	$6,408	$4,085	$9,891	$6,656

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

Other, net

The following table includes the components of other, net.

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Interest and dividend income	$(13)	$(8)	$(54)
Deep water royalties	—	(84)	—
Hurricane insurance proceeds	—	—	(162)
Other	(32)	24	(1)

Total	$(45)	$(68)	$(217)

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

	Year Ended December 31,
	2010	2009	2008

Total income tax expense (benefit) (In millions)	$1,235	$(1,773)	$(1,121)

U.S. statutory income tax rate	35%	(35)%	(35)%
Repatriations and assumed repatriations	4%	1%	7%
State income taxes	1%	(2)%	(1)%
Taxation on Canadian operations	(1)%	(1)%	5%
Other	(4)%	(2)%	(3)%

Effective income tax expense (benefit) rate	35%	(39)%	(27)%

During 2010 and 2009, pursuant to the completed and planned divestitures of our International assets located outside North America, a portion of our foreign earnings were no longer deemed to be permanently reinvested. Accordingly, we recognized deferred income tax expense of $144 million and $55 million during 2010 and 2009, respectively, related to assumed repatriations of earnings from certain of our foreign subsidiaries.

During 2008, we recognized $312 million of additional income tax expense that resulted from two related factors associated with our foreign operations. First, during 2008, we repatriated $2.6 billion from certain foreign subsidiaries to the United States. Second, we made certain tax policy election changes in the second quarter of 2008 to minimize the taxes we otherwise would pay for the cash repatriations, as well as the taxable gains associated with the sales of assets in West Africa. As a result of the repatriation and tax policy election changes, we recognized $295 million of additional current tax expense and $17 million of additional deferred tax expense. Excluding the $312 million of additional tax expense, our effective income tax benefit rate would have been 34% for 2008.

Earnings From Discontinued Operations

For all years presented in the following tables, our discontinued operations include amounts related to our assets in Azerbaijan, Brazil, China and other minor International properties. Additionally, during 2008, our discontinued operations included amounts related to our assets in West Africa, including Equatorial Guinea, Cote d’Ivoire, Gabon and other countries in the region until they were sold. Following are the components of earnings from discontinued operations.

	Year Ended December 31,
	2010	2009	2008

Total production (MMBoe)	10	16	18
Combined price without hedges (per Boe)	$72.68	$59.25	$92.72

	(In millions)
Operating revenues	$693	$945	$1,702

Expenses and other, net:
Operating expenses	212	496	776
Restructuring costs	(4)	48	—
Reduction of carrying value of oil and gas properties	—	109	494
Gain on sale of oil and gas properties	(1,818)	(17)	(819)
Other, net	(82)	(13)	(7)

Total expenses and other, net	(1,692)	623	444

Earnings before income taxes	2,385	322	1,258
Income tax expense	168	48	367

Earnings from discontinued operations	$2,217	$274	$891

The following table presents gains on our offshore and African divestiture transactions by year.

	Year Ended December 31,
	2010		2009		2008
		After		After		After
	Gross	Taxes	Gross	Taxes	Gross	Taxes
	(In millions)

Azerbaijan	$1,543	$1,524	$—	$—	$—	$—
China — Panyu	308	235	—	—	—	—
Equatorial Guinea	—	—	—	—	619	544
Gabon	—	—	—	—	117	122
Cote d’Ivoire	—	—	17	17	83	95
Other	(33)	(27)	—	—	—	8

Total	$1,818	$1,732	$17	$17	$819	$769

2010 vs. 2009 Earnings increased $1.9 billion in 2010 primarily as a result of the $1.5 billion gain ($1.5 billion after taxes) from the divestiture of our Azerbaijan operations and the $308 million gain ($235 million after taxes) from the divestiture of our Panyu operations in China. Also, earnings increased $109 million due to the 2009 reductions of carrying value of our oil and gas properties, which primarily related to Brazil. The Brazilian reduction resulted largely from an exploratory well drilled at the BM-BAR-3 block in the offshore Barreirinhas Basin. After drilling this well in the first quarter of 2009, we concluded that the well did not have adequate reserves for commercial viability. As a result, the seismic, leasehold and drilling costs associated with this well contributed to the reduction recognized in the first quarter of 2009.

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents. The table presents capital expenditures on a cash basis. Therefore, these amounts differ from capital expenditure amounts that include accruals and are referred to elsewhere in this document. Additional discussion of these items follows the table.

	2010	2009	2008
	(In millions)

Sources of cash and cash equivalents:
Operating cash flow — continuing operations	$5,022	$4,232	$8,448
Divestitures of property and equipment	4,310	34	117
Cash distributed from discontinued operations	2,864	—	1,898
Commercial paper borrowings	—	1,431	1
Debt issuance, net of commercial paper repayments	—	182	—
Redemptions of long-term investments	21	7	250
Stock option exercises	111	42	116
Proceeds from exchange of Chevron stock	—	—	280
Other	16	8	59

Total sources of cash and cash equivalents	12,344	5,936	11,169

Uses of cash and cash equivalents:
Capital expenditures	(6,476)	(4,879)	(8,843)
Commercial paper repayments	(1,432)	—	—
Debt repayments	(350)	(178)	(1,031)
Net credit facility repayments	—	—	(1,450)
Repurchases of common stock	(1,168)	—	(665)
Redemption of preferred stock	—	—	(150)
Dividends	(281)	(284)	(289)
Purchases of short-term investments	(145)	—	—
Other	(19)	(17)	—

Total uses of cash and cash equivalents	(9,871)	(5,358)	(12,428)

Increase (decrease) from continuing operations	2,473	578	(1,259)
Increase (decrease) from discontinued operations, net of distributions to continuing operations	(211)	6	386
Effect of foreign exchange rates	17	43	(116)

Net increase (decrease) in cash and cash equivalents	$2,279	$627	$(989)

Cash and cash equivalents at end of year	$3,290	$1,011	$384

Short-term investments at end of year	$145	$—	$—

Operating Cash Flow — Continuing Operations

Net cash provided by operating activities (“operating cash flow”) continued to be a significant source of capital and liquidity in 2010. Changes in operating cash flow from our continuing operations are largely due to the same factors that affect our net earnings, with the exception of those earnings changes due to such noncash expenses as DD&A, financial instrument fair value changes, property impairments and deferred income taxes. As a result, our operating cash flow increased 19% during 2010 primarily due to the increase in revenues as discussed in the “Results of Operations” section of this report.

During 2010, our operating cash flow funded approximately 78% of our cash payments for capital expenditures. However, our capital expenditures for 2010 included $500 million paid to form a heavy oil joint venture and acquire a 50 percent interest in the Pike oil sands in Alberta, Canada. This acquisition was completed in connection with the offshore divestitures discussed below. Excluding this $500 million acquisition, our operating cash flow funded approximately 84% of our capital expenditures during 2010. Offshore divestiture proceeds were used to fund the remainder of our cash-based capital expenditures.

During 2009, our operating cash flow funded approximately 87% of our cash payments for capital expenditures. Commercial paper borrowings were used to fund the remainder of our cash-based capital expenditures. During 2008, our capital expenditures were primarily funded by our operating cash flow and pre-existing cash balances.

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

During 2010, we divested our U.S. Offshore, Azerbaijan, China and other minor international properties, generating $6.6 billion in pre-tax proceeds net of closing adjustments, or $5.6 billion after taxes. We have used proceeds from these divestitures to repay all our commercial paper borrowings, retire $350 million of other debt that was to mature in October 2011 and begin repurchasing our common shares. In addition, we began redeploying proceeds into our North America Onshore properties, including the $500 million Pike oil sands acquisition mentioned above.

During 2009, we issued $500 million of 5.625% senior unsecured notes due January 15, 2014 and $700 million of 6.30% senior unsecured notes due January 15, 2019. The net proceeds received of $1.187 billion, after discounts and issuance costs, were used primarily to repay Devon’s $1.005 billion of outstanding commercial paper as of December 31, 2008. Subsequent to the $1.005 billion commercial paper repayment in January 2009, we utilized additional commercial paper borrowings of $1.431 billion to fund capital expenditures in excess of our operating cash flow.

During 2008, we received $2.6 billion in pre-tax proceeds, or $1.9 billion after taxes and purchase price adjustments from sales of assets located in Equatorial Guinea and other West African countries. Also, in conjunction with these asset sales, we repatriated an additional $2.6 billion of earnings from certain foreign subsidiaries to the United States. We used these combined sources of cash in 2008 to fund debt repayments, common stock repurchases, redemptions of preferred stock and dividends on common and preferred stock. Additionally, we reduced our short-term investment balances by $250 million and received $280 million from the exchange of our investment in Chevron common stock.

Capital Expenditures

Our capital expenditures are presented by geographic area and type in the following table. The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods. Capital expenditures actually incurred during 2010, 2009 and 2008 were approximately $6.9 billion, $4.7 billion and $10.0 billion, respectively.

	2010	2009	2008
	(In millions)

U.S. Onshore	$3,689	$2,413	$5,606
Canada	1,826	1,064	1,459

North American Onshore	5,515	3,477	7,065
U.S. Offshore	376	845	1,157

Total exploration and development	5,891	4,322	8,222
Midstream	236	323	451
Other	349	234	170

Total continuing operations	$6,476	$4,879	$8,843

Our capital expenditures consist of amounts related to our oil and gas exploration and development operations, our midstream operations and other corporate activities. The vast majority of our capital expenditures are for the acquisition, drilling and development of oil and gas properties, which totaled $5.9 billion, $4.3 billion and $8.2 billion in 2010, 2009 and 2008, respectively. The increase in exploration and development capital spending in 2010 was partially due to the $500 million Pike oil sands acquisition mentioned above. Additionally, with rising oil and NGL prices and proceeds from our offshore divestiture program, we are increasing drilling primarily to grow liquids production across our North America Onshore portfolio of properties.

The decline in capital expenditures from 2008 to 2009 was due to decreased drilling activities in most of our operating areas in response to lower commodity prices in 2009 compared to previous years. Also, the 2008 capital expenditures include $2.6 billion related to acquisitions of properties in Texas, Louisiana, Oklahoma and Canada.

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

Net Repayments of Debt

During 2010, we repaid $1.4 billion of commercial paper borrowings and redeemed $350 million of 7.25% senior notes prior to their scheduled maturity of October 1, 2011, primarily with proceeds received from our U.S. Offshore divestitures.

During 2009, we repaid our $177 million 10.125% notes upon maturity in the fourth quarter.

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

Repurchases of Common Stock

The following table summarizes our repurchases, including unsettled shares, under approved plans during 2010 and 2008 (amounts and shares in millions).

	2010			2008
Repurchase Program	Amount	Shares	Per Share	Amount	Shares	Per Share

2010 program	$1,201	18.3	$65.58	$—	—	$—
Annual program	—	—	—	178	2.0	$87.83
2007 program	—	—	—	487	4.5	$109.25

Totals	$1,201	18.3	$65.58	$665	6.5	$102.56

No shares were repurchased in 2009. The 2010 program expires on December 31, 2011 and the 2008 program and annual program expired on December 31, 2009.

Redemption of Preferred Stock

On June 20, 2008, we redeemed all 1.5 million outstanding shares of our 6.49% Series A cumulative preferred stock. Each share of preferred stock was redeemed for cash at a redemption price of $100 per share, plus accrued and unpaid dividends up to the redemption date.

Dividends

Devon paid common stock dividends of $281 million (or $0.64 per share) in 2010 and $284 million (or $0.64 per share) in both 2009 and 2008, respectively. Devon paid dividends of $5 million in 2008 to preferred stockholders. Devon redeemed its outstanding preferred stock in the second quarter of 2008.

Liquidity

Historically, our primary source of capital and liquidity has been operating cash flow. Additionally, we maintain revolving lines of credit and a commercial paper program, which can be accessed as needed to supplement operating cash flow. Other available sources of capital and liquidity include the issuance of equity and debt securities that can be issued pursuant to our automatically effective registration statement filed with the SEC. This registration statement can be used to offer short-term and long-term debt securities. Another major source of future liquidity will be proceeds from the sales of our remaining offshore assets in Brazil and Angola. We estimate the combination of these sources of capital will be adequate to fund future capital expenditures, share repurchases, debt repayments and other contractual commitments as discussed later in this section.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which is pricing of the oil, gas and NGLs produced. Due to improving oil and NGL prices, our operating cash flow increased approximately 16% to $5.5 billion in 2010 as compared to 2009. We expect operating cash flow to continue to be our primary source of liquidity.

Commodity Prices — Prices for oil, gas and NGLs are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors, which are difficult to predict, create volatility in oil, gas and NGL prices and are beyond our control. We expect this volatility to continue throughout 2011.

To mitigate some of the risk inherent in prices, we have utilized various price swap, fixed-price physical delivery and price collar contracts to set minimum and maximum prices on our 2011 production. As of February 10, 2011, approximately 29% of our 2011 gas production is associated with financial price swaps and fixed-price physicals. We also have basis swaps associated with 0.2 Bcf per day of our 2011 gas production. Additionally, approximately 36% of our 2011 oil production is associated with financial price collars. We also have call options that, if exercised, would hedge an additional 16% of our 2011 oil production.

Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price increases can lead to an increase in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also increase, causing a negative impact on our cash flow. However, the inverse is also true during periods of depressed commodity prices.

Interest Rates — Our operating cash flow can also be sensitive to interest rate fluctuations. As of February 10, 2011, we had total debt of $6.2 billion with an overall weighted average borrowing rate of 6.4%. To manage our exposure to interest rate volatility, we have interest rate swap instruments with a total notional amount of $2.1 billion. These consist of instruments with a notional amount of $1.15 billion in which we receive a fixed rate and pay a variable rate. The remaining instruments consist of forward starting swaps. Under the terms of the forward starting swaps, we will net settle these contracts in September 2011, or sooner should we elect, based upon us paying a fixed rate and receiving a floating rate. Including the effects of these swaps, the weighted-average interest rate related to our debt was 5.7% as of February 10, 2011.

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

Offshore Divestitures

During 2010, we sold our properties in the Gulf of Mexico, Azerbaijan, China and other International regions, generating $5.6 billion in after-tax proceeds. Additionally, we have entered into agreements to sell our remaining offshore assets in Brazil and Angola and are waiting for the respective governments to approve the divestitures. Once the pending transactions are complete, we expect to have generated more than $8 billion in after-tax proceeds. Similar to 2010, we expect to continue using the divestiture proceeds to invest in North America Onshore exploration and development opportunities, reduce our debt and repurchase our common shares.

Credit Availability

We have a $2.65 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”) that can be accessed to provide liquidity as needed. The maturity date for $2.19 billion of the Senior Credit Facility is April 7, 2013. The maturity date for the remaining $0.46 billion is April 7, 2012. All amounts outstanding will be due and payable on the respective maturity dates unless the maturity is extended. Prior to each April 7 anniversary date, we have the option to extend the maturity of the Senior Credit Facility for one year, subject to the approval of the lenders. The Senior Credit Facility includes a revolving Canadian subfacility in a maximum amount of U.S. $500 million.

Amounts borrowed under the Senior Credit Facility may, at our election, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. However, we may elect to borrow at the prime rate.

We also have access to short-term credit under our commercial paper program. Total borrowings under the commercial paper program may not exceed $2.2 billion. Also, any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between one and 90 days, although it can have a maturity of up to 365 days, and bears interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. The credit agreement defines total funded debt as funds received through the issuance of debt securities such as debentures, bonds, notes payable, credit facility borrowings and short-term commercial paper borrowings. In addition, total funded debt includes all obligations with respect to payments received in consideration for oil, gas and NGL production yet to be acquired or produced at the time of payment. Funded debt excludes our outstanding letters of credit and trade payables. The credit agreement defines total capitalization as the sum of funded debt and stockholders’ equity adjusted for noncash financial writedowns, such as full cost ceiling impairments. As of December 31, 2010, we were in compliance with this covenant. Our debt-to-capitalization ratio at December 31, 2010, as calculated pursuant to the terms of the agreement, was 15.1%.

Our access to funds from the Senior Credit Facility is not restricted under any “material adverse effect” clauses. It is not uncommon for credit agreements to include such clauses. These clauses can remove the obligation of the banks to fund the credit line if any condition or event would reasonably be expected to have a material and adverse effect on the borrower’s financial condition, operations, properties or business considered as a whole, the borrower’s ability to make timely debt payments, or the enforceability of material terms of the credit agreement. While our credit facility includes covenants that require us to report a condition or event having a material adverse effect, the obligation of the banks to fund the credit facility is not conditioned on the absence of a material adverse effect.

The following schedule summarizes the capacity of our Senior Credit Facility by maturity date, as well as our available capacity as of February 10, 2011 (in millions).

April 7, 2012 maturity	$463
April 7, 2013 maturity	2,187

Total Senior Credit Facility	2,650
Less:
Outstanding credit facility borrowings	—
Outstanding commercial paper borrowings	625
Outstanding letters of credit	39

Total available capacity	$1,986

As presented in the table above, we had $625 million of commercial paper borrowings as of February 10, 2011. Although we ended 2010 with $3.4 billion of cash and short-term investments, the vast majority of this amount consists of proceeds from our International offshore divestitures. For the time being, we have decided not to repatriate these proceeds to the United States or permanently invest them in Canada. This decision is based on our ongoing evaluation of our future cash needs across our operations in the United States and Canada, as well as the relatively low borrowing rates on our short-term borrowings. If we do not repatriate these proceeds to the United States in the near-term, we may continue to increase our commercial paper borrowings to supplement our operating cash flow in funding our common stock repurchases and capital expenditures.

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

There are no “rating triggers” in any of our contractual obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. Our cost of borrowing under our Senior Credit Facility is predicated on our corporate debt rating. Therefore, even though a ratings downgrade would not accelerate scheduled maturities, it would adversely impact the interest rate on any borrowings under our Senior Credit Facility. Under the terms of the Senior Credit Facility, a one-notch downgrade would increase the fully-drawn borrowing costs from LIBOR plus 35 basis points to a new rate of LIBOR plus 45 basis points. A ratings downgrade could also adversely impact our ability to economically access debt markets in the future. As of December 31, 2010, we were not aware of any potential ratings downgrades being contemplated by the rating agencies.

Capital Expenditures

Our 2011 capital expenditures are expected to range from $5.4 billion to $6.0 billion. To a certain degree, the ultimate timing of these capital expenditures is within our control. Therefore, if commodity prices fluctuate from current estimates, we could choose to defer a portion of these planned 2011 capital expenditures until later periods, or accelerate capital expenditures planned for periods beyond 2011 to achieve the desired balance between sources and uses of liquidity. Based upon current price expectations for 2011, our existing commodity hedging contracts, available cash balances and credit availability, we anticipate having adequate capital resources to fund our 2011 capital expenditures.

Common Stock Repurchase Program

As a result of the success we have experienced with our offshore divestiture program, we announced a share repurchase program in May 2010. The program authorizes the repurchase of up to $3.5 billion of our common shares and expires December 31, 2011. As of February 10, 2011, we had repurchased $1.6 billion, or 23.5 million of our shares at an average price of $69.60. We will continue to use proceeds from our offshore divestiture program in 2011 to fund our repurchase program.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2010, is provided in the following table.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
			(In millions)

North American Onshore:
Purchase obligations(1)	$7,710	$551	$1,471	$1,568	$4,120
Debt(2)	5,628	1,812	9	582	3,225
Interest expense(3)	4,645	392	544	502	3,207
Drilling and facility obligations(4)	1,163	747	410	6	—
Firm transportation agreements(5)	1,734	282	487	408	557
Asset retirement obligations(6)	1,497	74	102	110	1,211
Lease obligations(7)	489	58	104	77	250
Other(8)	389	59	141	156	33

Total North America Onshore	23,255	3,975	3,268	3,409	12,603

Offshore:
Drilling and facility obligations(4)	595	314	281	—	—
Asset retirement obligations(6)	24	—	—	24	—
Lease obligations(7)	111	38	58	15	—

Total Offshore	730	352	339	39	—

Grand Total	$23,985	$4,327	$3,607	$3,448	$12,603

(1)	Purchase obligation amounts represent contractual commitments to purchase condensate at market prices for use at our heavy oil projects in Canada. We have entered into these agreements because the condensate is an integral part of the heavy oil production process and any disruption in our ability to obtain condensate could negatively affect our ability to produce and transport heavy oil at these locations. Our total obligation related to condensate purchases expires in 2021. This value of the obligation in the table above is based on the contractual volumes and our internal estimate of future condensate market prices.

(2)	Debt amounts represent scheduled maturities of our debt obligations at December 31, 2010, excluding $2 million of net premiums included in the carrying value of debt.

(3)	Interest expense relates to our fixed-rate debt and represents the scheduled cash payments. We had no variable-rate debt outstanding as of December 31, 2010.

(4)	Drilling and facility obligations represent contractual agreements with third-party service providers to procure drilling rigs and other related services for developmental and exploratory drilling and facilities construction. Our offshore commitment primarily relates to a long-term contract for a deepwater drilling rig being used in Brazil. Our lease and remaining commitments for this rig will be assumed by the buyer of our assets in Brazil when the associated divestiture transaction closes.

(5)	Firm transportation agreements represent “ship or pay” arrangements whereby we have committed to ship certain volumes of oil, gas and NGLs for a fixed transportation fee. We have entered into these agreements to aid the movement of our production to market. We expect to have sufficient production to utilize these transportation services.

(6)	Asset retirement obligations represent estimated discounted costs for future dismantlement, abandonment and rehabilitation costs. These obligations are recorded as liabilities on our December 31, 2010 balance sheet.

(7)	Lease obligations for our North America onshore operations consist primarily of non-cancelable leases for office space and equipment used in our daily operations. Lease obligations for our offshore operations consist primarily of an FPSO in Brazil. The Polvo FPSO lease term expires in 2014. Our lease and remaining commitments for this FPSO will be assumed by the buyer of our assets in Brazil when the associated divestiture transaction closes.

(8)	These amounts include $193 million related to uncertain tax positions. Expected pension funding obligations have not been included in this table, but are presented and discussed in the section immediately below.

Pension Funding and Estimates

Funded Status — As compared to the projected benefit obligation, our qualified and nonqualified defined benefit plans were underfunded by $492 million and $448 million at December 31, 2010 and 2009, respectively. A detailed reconciliation of the 2010 changes to our underfunded status is in Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report. Of the $492 million underfunded status at the end of 2010, $198 million is attributable to various nonqualified defined benefit plans that have no plan assets. However, we have established certain trusts to fund the benefit obligations of such nonqualified plans. As of December 31, 2010, these trusts had investments with a fair value of $36 million. The value of these trusts is in noncurrent other assets in our consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data” of this report.

As compared to the accumulated benefit obligation, our qualified defined benefit plans were underfunded by $218 million at December 31, 2010. The accumulated benefit obligation differs from the projected benefit obligation in that the former includes no assumption about future compensation levels.

Our funding policy regarding the qualified defined benefit plans is to contribute the amounts necessary for the plans’ assets to approximately equal the present value of benefits earned by the participants, as calculated in accordance with the provisions of the Pension Protection Act. While we did have investment gains in 2010 and 2009, the investment losses experienced during 2008 significantly reduced the value of our plans’ assets. We estimate we will contribute approximately $84 million to our qualified pension plans during 2011. However, actual contributions may be different than this amount.

Our funding policy regarding the nonqualified defined benefit plans is to supplement as needed the amounts accumulated in the related trusts with available cash and cash equivalents.

Pension Estimate Assumptions — Our pension expense is recognized on an accrual basis over employees’ approximate service periods and is impacted by funding decisions or requirements. We recognized expense for our defined benefit pension plans of $85 million, $119 million and $61 million in 2010, 2009 and 2008, respectively. We estimate that our pension expense will approximate $91 million in 2011. Should our actual 2011 contributions to qualified and nonqualified plans vary significantly from our current estimate of $93 million, our actual 2011 pension expense could vary from this estimate.

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

We assumed that our plan assets would generate a long-term weighted average rate of return of 6.94% and 7.18% at December 31, 2010 and 2009, respectively. We developed these expected long-term rate of return assumptions by evaluating input from external consultants and economists as well as long-term inflation assumptions. The expected long-term rate of return on plan assets is based on a target allocation of investment types in such assets. At December 31, 2010, the target allocations for plan assets were 47.5% for equity securities, 40% for fixed-income securities and 12.5% for other investment types. Equity securities consist of investments in large capitalization and small capitalization companies, both domestic and international. Fixed-income securities include corporate bonds of investment-grade companies from diverse industries, United States Treasury obligations and asset-backed securities. Other investment types include short-term investment funds and a hedge fund of funds. We expect our long-term asset allocation on average to approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the investments to the targeted allocation when considered appropriate.

Pension expense increases as the expected rate of return on plan assets decreases. A decrease in our long-term rate of return assumption of 100 basis points would increase the expected 2011 pension expense by $6 million.

We discounted our future pension obligations using a weighted average rate of 5.50% and 6.00% at December 31, 2010 and 2009. The discount rate is determined at the end of each year based on the rate at which obligations could be effectively settled, considering the expected timing of future cash flows related to the plans. This rate is based on high-quality bond yields, after allowing for call and default risk. High quality corporate bond yield indices are considered when selecting the discount rate.

The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 25 basis points would increase our pension liability at December 31, 2010, by $37 million, and increase estimated 2011 pension expense by $5 million.

At December 31, 2010, we had net actuarial losses of $357 million, which will be recognized as a component of pension expense in future years. These losses are primarily due to investment losses on plan assets in 2008, reductions in the discount rate since 2001 and increases in participant wages. We estimate that approximately $32 million and $26 million of the unrecognized actuarial losses will be included in pension expense in 2011 and 2012, respectively. The $32 million estimated to be recognized in 2011 is a component of the total estimated 2011 pension expense of $91 million referred to earlier in this section.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our defined benefit pension plans will impact future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Contingencies and Legal Matters

For a detailed discussion of contingencies and legal matters, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Full Cost Method of Accounting and Proved Reserves

Policy Description

We follow the full cost method of accounting for our oil and gas properties. Under this method all costs associated with property acquisition, exploration and development activities are capitalized, including our internal costs that can be directly identified with such activities. Capitalized costs are depleted on an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of gas to one barrel of oil. Depletion is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values. Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proved reserves can be assigned to such properties.

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

Judgments and Assumptions

Our estimates of proved reserves are a major component of the depletion and full cost ceiling calculations. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Certain of our reserve estimates are prepared or audited by outside petroleum consultants, while other reserve estimates are prepared by our engineers. See Note 22 of the accompanying consolidated financial statements for a summary of the amount of our reserves that are prepared or audited by outside petroleum consultants.

The passage of time provides more qualitative information regarding estimates of reserves, when revisions are made to prior estimates to reflect updated information. In the past five years, annual performance revisions to our reserve estimates, which have been both increases and decreases in individual years, have averaged less than 2% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

While the quantities of proved reserves require substantial judgment, the associated prices of oil, gas and NGL reserves, and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that a 10% discount factor be used and future net revenues are calculated using prices that represent the average of the first-day-of-the-month price for the 12-month period prior to the end of each quarterly period. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs. In calculating the ceiling, we adjust the end-of-period price by the effect of derivative contracts in place that qualify for hedge accounting treatment. This adjustment requires little judgment as the calculated average price is adjusted using the contract prices for such hedges. None of our outstanding derivative contracts at December 31, 2010 qualified for hedge accounting treatment.

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

Because of the volatile nature of oil and gas prices, it is not possible to predict the timing or magnitude of full cost writedowns. In addition, due to the inter-relationship of the various judgments made to estimate proved reserves, it is impractical to provide quantitative analyses of the effects of potential changes in these estimates. However, decreases in estimates of proved reserves would generally increase our depletion rate and, thus, our depletion expense. Decreases in our proved reserves may also increase the likelihood of recognizing a full cost ceiling writedown.

Derivative Financial Instruments

Policy Description

We periodically enter into derivative financial instruments with respect to a portion of our oil, gas and NGL production that hedge the future prices received. These instruments are used to manage the inherent uncertainty of future revenues due to commodity price volatility. Our commodity derivative financial instruments include financial price swaps, basis swaps, costless price collars and call options. Additionally, we periodically enter into interest rate swaps to manage our exposure to interest rate volatility. Under the terms of certain of our interest-rate swaps, we receive a fixed rate and pay a variable rate on a total notional amount. The remainder of our swaps represent forward starting swaps, under which we will pay a fixed rate and receive a floating rate on a total notional amount.

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the balance sheet. Changes in the fair value of these derivative financial instruments are recorded in the statement of operations unless specific hedge accounting criteria are met. For derivative financial instruments held during 2010, 2009 and 2008, we chose not to meet the necessary criteria to qualify our derivative financial instruments for hedge accounting treatment. Cash settlements with counterparties to our derivative financial instruments also increase or decrease earnings at the time of the settlement.

Judgments and Assumptions

The estimates of the fair values of our derivative instruments require substantial judgment. We estimate the fair values of our commodity derivative financial instruments primarily by using internal discounted cash flow calculations. The most significant variable to our cash flow calculations is our estimate of future commodity prices. We base our estimate of future prices upon published forward commodity price curves such as the Inside FERC Henry Hub forward curve for gas instruments and the NYMEX West Texas Intermediate forward curve for oil instruments. Another key input to our cash flow calculations is our estimate of volatility for these forward curves, which we base primarily upon implied volatility. The resulting estimated future cash inflows or outflows over the lives of the contracts are discounted primarily using United States Treasury bill rates. These pricing and discounting variables are sensitive to the period of the contract and market volatility as well as changes in forward prices and regional price differentials.

We estimate the fair values of our interest rate swap financial instruments primarily by using internal discounted cash flow calculations based upon forward interest-rate yields. The most significant variable to our cash flow calculations is our estimate of future interest rate yields. We base our estimate of future yields upon our own internal model that utilizes forward curves such as the LIBOR or the Federal Funds Rate provided by third parties. The resulting estimated future cash inflows or outflows over the lives of the contracts are discounted using the LIBOR and money market futures rates. These yield and discounting variables are sensitive to the period of the contract and market volatility as well as changes in forward interest rate yields.

We periodically validate our valuation techniques by comparing our internally generated fair value estimates with those obtained from contract counterparties and/or brokers.

In spite of the recent turmoil in the financial markets, counterparty credit risk has not had a significant effect on our cash flow calculations and derivative valuations. This is primarily the result of two factors. First, we have mitigated our exposure to any single counterparty by contracting with numerous counterparties. Our commodity derivative contracts are held with thirteen separate counterparties, and our interest rate derivative contracts are held with seven separate counterparties. Second, our derivative contracts generally require cash collateral to be posted if either our or the counterparty’s credit rating falls below “investment grade”. The mark-to-market exposure threshold for collateral posting decreases as the debt rating falls further below investment grade. Such thresholds generally range from zero to $50 million for the majority of our contracts. As of December 31, 2010, the credit ratings of all our counterparties were investment grade.

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

Goodwill

Policy Description

Accounting for the acquisition of a business requires the allocation of the purchase price to the tangible and intangible net assets acquired with any excess recorded as goodwill. Goodwill is assessed for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense.

Judgments and Assumptions

The annual impairment test, which we conduct as of October 31 each year, requires us to estimate the fair values of our own assets and liabilities. Because quoted market prices are not available for our reporting units, we must estimate the fair values to conduct the goodwill impairment test. The most significant judgments involved in estimating the fair values of our reporting units relate to the valuation of our property and equipment. We develop estimated fair values of our property and equipment by performing various quantitative analyses based upon information related to comparable companies, comparable transactions and premiums paid.

In our comparable companies analysis, we review the public stock market trading multiples for selected publicly traded independent exploration and production companies with financial and operating characteristics that are comparable to our respective reporting units. Such characteristics are market capitalization, location of proved reserves and the characterization of the reserves. In our comparable transactions analysis, we review certain acquisition multiples for selected independent exploration and production company transactions and oil and gas asset packages announced recently. In our premiums paid analysis, we use a sample of selected independent exploration and production company transactions in addition to selected transactions of all publicly traded companies announced recently, to review the premiums paid to the price of the target one day and one month prior to the announcement of the transaction. We use this information to determine the mean and median premiums paid.

We then use the comparable company multiples, comparable transaction multiples, transaction premiums and other data to develop valuation estimates of our property and equipment. We also use market and other data to develop valuation estimates of the other assets and liabilities included in our reporting units. At October 31, 2010, the date of our last impairment test, the fair values of our United States and Canadian reporting units substantially exceeded their related carrying values.

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

Income Taxes

Policy Description

We are required to estimate federal, state, provincial and foreign income taxes for each jurisdiction in which we operate. This process involves estimating the actual current tax exposure together with assessing future tax consequences resulting in deferred income taxes. We account for deferred income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Judgments and Assumptions

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period applied at the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. The accruals for deferred tax assets and liabilities are subject to a significant amount of judgment by management and are reviewed and adjusted routinely based on changes in facts and circumstances. Material changes in these accruals may occur in the future, based on the progress of ongoing tax audits, changes in legislation and resolution of pending tax matters.

Forward-Looking Estimates

We are providing our 2011 forward-looking estimates in this section. These estimates were based on our examination of historical operating trends, the information used to prepare our December 31, 2010, reserve reports and other data in our possession or available from third parties. The forward-looking estimates in this report were prepared assuming demand, curtailment, producibility and general market conditions for our oil, gas and NGLs during 2011 will be similar to 2010, unless otherwise noted. We make reference to the “Disclosure Regarding Forward-Looking Statements” at the beginning of this report. Amounts related to our Canadian operations have been converted to U.S. dollars using an estimated average 2011 exchange rate of $0.95 dollar to $1.00 Canadian dollar.

During 2011, our operations are substantially comprised of our ongoing North America Onshore operations. We also have International operations in Brazil and Angola that we are divesting. We have entered into agreements to sell our assets in Brazil for $3.2 billion and our assets in Angola for $70 million, plus contingent consideration. As a result of these divestitures, all revenues, expenses and capital related to our International operations are reported as discontinued operations in our financial statements. Additionally, all forward-looking estimates in this document exclude amounts related to our International operations, unless otherwise noted.

North America Onshore Operating Items

The following 2011 estimates relate only to our North America Onshore assets.

Oil, Gas and NGL Production

Set forth below are our estimates of oil, gas and NGL production for 2011. We estimate that our combined oil, gas and NGL production will total approximately 236 to 240 MMBoe.

	Oil	Gas	NGLs	Total
	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)

U.S. Onshore	17	736	34	174
Canada	28	199	3	64

North America Onshore	45	935	37	238

Oil and Gas Prices

We expect our 2011 average prices for the oil and gas production from each of our operating areas to differ from the NYMEX price as set forth in the following table. The expected ranges for prices are exclusive of the anticipated effects of the financial contracts presented in the “Commodity Price Risk Management” section below.

The NYMEX price for oil is determined using the monthly average of settled prices on each trading day for benchmark West Texas Intermediate crude oil delivered at Cushing, Oklahoma. The NYMEX price for gas is determined using the first-of-month South Louisiana Henry Hub price index as published monthly in Inside FERC.

Expected Range of Prices
as a % of NYMEX Price
	Oil	Gas

U.S. Onshore	89% to 99%	80% to 90%
Canada	63% to 73%	82% to 92%
North America Onshore	73% to 83%	80% to 90%

Commodity Price Risk Management

From time to time, we enter into NYMEX related financial commodity collar and price swap contracts. Such contracts are used to manage the inherent uncertainty of future revenues due to oil, gas and NGL price volatility. Although these financial contracts do not relate to specific production from our operating areas, they will affect our overall revenues, earnings and cash flow in 2011.

As of February 10, 2011, our financial commodity contracts pertaining to 2011 consisted of oil price collars, oil call options, gas price swaps, gas basis swaps and NGL basis swaps. The key terms of these contracts are presented in the following tables.

	Gas Price Swaps
		Weighted
	Volume	Average Price
Period	(MMBtu/d)	($/MMBtu)

Total year 2011	730,226	$5.49

	Gas Basis Swaps
			Weighted Average
			Differential to
		Volume	Henry Hub
Period	Index	(MMBtu/d)	($/MMBtu)

Total year 2011	Panhandle Eastern Pipeline	150,000	$0.33

Oil Price Collars
		Floor Price		Ceiling Price
			Weighted		Weighted
	Volume	Floor Range	Average Price	Ceiling Range	Average Price
Period	(Bbls/d)	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

Total year 2011	45,000	$75.00 - $75.00	$75.00	$105.00 - $116.10	$108.89

	Oil Call Options Sold
		Weighted
	Volume	Average Price
Period	(Bbls /d)	($/Bbl)

Total year 2011	19,500	$95.00

NGL Basis Swaps
Pay
		Natural	Receive
	Volume	Gasoline	Oil
Period	(Bbls/d)	($/Bbl)	($/Bbl)

Total year 2011	500	$70.77	$80.52

To the extent that monthly NYMEX prices in 2011 are outside of the ranges established by the collars or differ from those established by the swaps, we and the counterparties to the contracts will cash-settle the difference. Such settlements will either increase or decrease our revenues for the period. Also, we will mark-to-market the contracts based on their fair values throughout 2011. Changes in the contracts’ fair values will also be recorded as increases or decreases to our revenues. The expected ranges of our realized prices as a percentage of NYMEX prices, which are presented earlier in this report, do not include any estimates of the impact on our prices from monthly settlements or changes in the fair values of our price collars and swaps.

Marketing and Midstream Revenues and Expenses

Marketing and midstream revenues and expenses are derived primarily from our gas processing plants and gas pipeline systems. These revenues and expenses vary in response to several factors. The factors include, but are not limited to, changes in production and NGL content from wells connected to the pipelines and related processing plants, changes in the absolute and relative prices of gas and NGLs, provisions of contractual agreements and the amount of repair and maintenance activity required to maintain anticipated processing levels and pipeline throughput volumes.

These factors increase the uncertainty inherent in estimating future marketing and midstream revenues and expenses. Given these uncertainties, we estimate that our 2011 marketing and midstream operating profit will be between $485 million and $535 million. We estimate that marketing and midstream revenues will be between $1.485 billion and $1.760 billion, and marketing and midstream expenses will be between $1.000 billion and $1.225 billion.

Production and Operating Expenses

These expenses, which include transportation costs, vary in response to several factors. Among the most significant of these factors are additions to or deletions from the property base, changes in the general price level of services and materials that are used in the operation of the properties, as well as the amount of repair and workover activity required. Additionally, lease operating expenses associated with oil production, particularly heavy oil production, are generally higher than operating expenses associated with gas and NGL production. Oil, gas and NGL prices also have an effect on lease operating expenses and impact the economic feasibility of planned workover projects.

Given these uncertainties, we expect that our 2011 lease operating expenses will be between $1.78 billion and $1.88 billion.

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

Given these uncertainties, we estimate that our taxes other than income taxes for 2011 will be between 5.20% and 6.20% of total oil, gas and NGL sales.

Depreciation, Depletion and Amortization (“DD&A”)

Our 2011 oil and gas property DD&A rate will depend on various factors. Most notable among such factors are the amount of proved reserves that will be added from drilling or acquisition efforts in 2011 compared to the costs incurred for such efforts, revisions to our year-end 2010 reserve estimates that, based on prior experience, are likely to be made during 2011, as well as potential carrying value reductions that result from full cost ceiling tests.

Given these uncertainties, we estimate that our oil and gas property related DD&A rate will be between $7.40 per Boe and $8.00 per Boe. Based on these DD&A rates and the production estimates set forth earlier, oil and gas property related DD&A expense for 2010 is expected to be between $1.76 billion and $1.90 billion.

Additionally, we expect that our depreciation and amortization expense related to non-oil and gas fixed assets will total between $265 million and $295 million in 2011.

Accretion of Asset Retirement Obligation

Accretion of asset retirement obligation in 2011 is expected to be between $85 million and $95 million.

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

Given these limitations, we estimate our G&A for 2011 will be between $590 million and $630 million. This estimate includes approximately $110 million of non-cash, share-based compensation, net of related capitalization in accordance with the full cost method of accounting for oil and gas properties.

Interest Expense

Future interest rates and debt outstanding have a significant effect on our interest expense. We can only marginally influence the prices we will receive in 2011 from sales of oil, gas and NGLs and the resulting cash flow. This increases the margin of error inherent in estimating future outstanding debt balances and related interest expense. Other factors that affect outstanding debt balances and related interest expense, such as the amount and timing of capital expenditures, are generally within our control.

As of December 31, 2010, we had total debt of $5.6 billion, which is exclusively fixed-rate debt at an overall weighted average rate of 7.1%. Our debt includes $1.75 billion that is scheduled to mature on September 30, 2011. We also have access to the commercial paper market and our credit lines. Any commercial paper or credit line borrowings would bear interest at variable rates.

Based on the factors above, we expect our 2011 interest expense to be between $300 million and $340 million. The estimated interest expense is exclusive of the anticipated effects of the interest rate swap contracts presented in the “Interest Rate Risk Management” section below.

The 2011 interest expense estimate above is comprised of three primary components — interest related to outstanding debt, fees and issuance costs and capitalized interest. We expect interest expense in 2011 related to our outstanding debt, including net accretion of related discounts, to be between $380 million and $420 million. We expect interest expense in 2011 related to facility and agency fees, amortization of debt issuance costs and other miscellaneous items not related to outstanding debt balances to be between $5 million and $15 million. During 2011, we also expect to capitalize between $85 million and $95 million of interest, of which $45 to $55 million relates to our continuing oil and gas activities and the remainder relates to certain corporate construction projects and our discontinued operations.

Interest Rate Risk Management

From time to time, we enter into interest rate swaps. Such contracts are used to manage our exposure to interest rate volatility.

As of December 31, 2010, our interest rate swaps pertaining to 2011 consisted of instruments with a total notional amount of $2.10 billion. These consist of instruments with a notional amount of $1.15 billion in which we receive a fixed rate and pay a variable rate. The remaining instruments consist of forward starting swaps. Under the terms of the forward starting swaps, we will net settle these contracts in September 2011, or sooner should we elect. The net settlement amount will be based upon us paying a weighted-average fixed rate of 3.92% and receiving a floating rate that is based upon the three-month LIBOR. The difference between the fixed and floating rate will be applied to the notional amount for the 30-year period from September 30, 2011 to September 30, 2041. The key terms of these contracts are presented in the following tables.

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

Income Taxes

Our financial income tax rate in 2011 will vary materially depending on the actual amount of financial pre-tax earnings. The tax rate for 2011 will be significantly affected by the proportional share of consolidated pre-tax earnings generated by our United States and Canadian operations due to the different tax rates of each country. Also, certain tax deductions and credits will have a fixed impact on 2011 income tax expense regardless of the level of pre-tax earnings that are produced. Additionally, significant changes in estimated capital expenditures, production levels of oil, gas and NGLs, the prices of such products, marketing and midstream revenues, or any of the various expense items could materially alter the effect of these tax deductions and credits on 2011 financial income tax rates.

Given the uncertainty of pre-tax earnings, we expect that our total financial income tax rate in 2011 will be between 20% and 40%. The current income tax rate is expected to be between 0% and 10%. The deferred income tax rate is expected to be between 20% and 30%.

Capital Resources, Uses and Liquidity

North America Onshore Capital Expenditures

Our capital expenditures budget is based on an expected range of future oil, gas and NGL prices as well as the expected costs of the capital additions. Should actual prices received differ materially from our price expectations for our future production, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2011 capital expenditures. In addition, if the actual material or labor costs of the budgeted items vary significantly from the anticipated amounts, actual capital expenditures could vary materially from our estimates.

Given the limitations discussed above, we estimate that our 2011 oil and gas development and exploration capital expenditures will be between $4.500 billion and $4.900 billion. We estimate that our development capital will be between $3.875 billion and $4.175 billion. Development capital includes activity related to reserves classified as proved and drilling that does not offset currently productive units and for which there is not a certainty of continued production from a known productive formation. Development capital also includes estimates for plugging and abandonment charges. We estimate that our exploration capital will be between $625 million and $725 million. Exploration capital includes exploratory drilling to find and produce oil or gas in previously untested fault blocks or new reservoirs. Exploration capital also includes purchases of proved and unproved leasehold acreage. In addition to the development and exploration expenditures, we expect to capitalize between $330 million and $350 million of G&A expenses and between $45 million and $55 million of interest related to our oil and gas activities.

In addition, we expect to spend between $225 million and $300 million on our midstream assets, which primarily include our oil pipelines, gas processing plants, and gas gathering and pipeline systems. We also expect total capital for corporate activities will be between $300 million and $395 million, including approximately $30 million of capitalized interest related to certain construction projects.

Other Cash Uses

In May 2010, our Board of Directors approved a $3.5 billion share repurchase program. This program expires on December 31, 2011. Through February 10, 2011, we had repurchased 23.5 million common shares for $1.6 billion, or $69.60 per share.

Our management expects the policy of paying a quarterly common stock dividend to continue. With the current $0.16 per share quarterly dividend rate and expected share repurchases, 2011 dividends are expected to approximate $264 million.

Capital Resources and Liquidity

Our estimated 2011 cash uses, including our capital activities, are expected to be funded primarily through a combination of our existing cash balances and operating cash flow, supplemented with commercial paper borrowings. At the beginning of 2011, we held $3.4 billion in cash and short-term investments. The amount of operating cash flow to be generated during 2011 is uncertain due to the factors affecting revenues and expenses as previously cited. However, if our operating cash flow were significantly less than our estimates, we would access the commercial paper market. Also, we have credit lines that we could access if deemed necessary. As of February 10, 2011, we had $2.0 billion of available credit under our credit lines.

Another major source of liquidity in 2011 will be the proceeds from the divestiture of our assets in Brazil and, to a lesser extent, the divestiture of our assets in Angola.

These sources of liquidity will allow us to continue repurchasing common shares and investing in the opportunities that exist across our North America Onshore portfolio of properties. We expect our combined capital resources to be adequate to fund our anticipated capital expenditures and other cash uses for 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to our risk of loss arising from adverse changes in oil, gas and NGL prices, interest rates and foreign currency exchange rates. The following disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil, gas and NGL production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. and Canadian gas and NGL production. Pricing for oil, gas and NGL production has been volatile and unpredictable for several years. See “Item 1A. Risk Factors.” Consequently, we periodically enter into financial hedging activities with respect to a portion of our oil, gas and NGL production through various financial transactions that hedge the future prices received. These transactions include financial price swaps, basis swaps and costless price collars. Additionally, to facilitate a portion of our price swaps, we have sold gas call options for 2012 and oil call options for 2011 and 2012. The key terms of our derivatives in place as of December 31, 2010 are presented in the following tables.

	Gas Price Swaps
		Weighted
	Volume	Average Price
Period	(MMBtu/d)	($/MMBtu)

Total year 2011	712,500	$5.51

	Gas Basis Swaps
			Weighted Average
			Differential to
		Volume	Henry Hub
Period	Index	(MMBtu/d)	($/MMBtu)

Total year 2011	Panhandle Eastern Pipeline	150,000	$0.33

	Gas Call Options Sold
		Weighted
	Volume	Average Price
Period	(MMBtu/d)	($/MMBtu)

Total year 2012	487,500	$6.00

Oil Price Collars
		Floor Price		Ceiling Price
			Weighted		Weighted
	Volume	Floor Range	Average Price	Ceiling Range	Average Price
Period	(Bbls/d)	($/Bbl)	($/Bbl)	($/Bbl)	($/Bbl)

Total year 2011	45,000	$75.00 - $75.00	$75.00	$105.00 - $116.10	$108.89

	Oil Call Options Sold
		Weighted
	Volume	Average Price
Period	(Bbls/d)	($/Bbl)

Total year 2011	19,500	$95.00
Total year 2012	19,500	$95.00

	NGL Basis Swaps
		Pay
		Natural	Receive
	Volume	Gasoline	Oil
Period	(Bbls/d)	($/Bbl)	($/Bbl)

Total year 2011	500	$70.77	$80.52
Total year 2012	500	$71.82	$81.92

The fair values of our commodity derivatives presented in the tables above are largely determined by estimates of the forward curves of the relevant price indices. At December 31, 2010, a 10% increase in the forward curves associated with our gas derivative instruments would have decreased the fair value of such instruments by approximately $154 million. A 10% increase in the forward curves associated with our oil derivative instruments would have decreased the fair value of these instruments by approximately $142 million.

Interest Rate Risk

At December 31, 2010, we had debt outstanding of $5.6 billion with fixed rates averaging 7.1%.

As of December 31, 2010, our interest rate swaps consisted of instruments with a total notional amount of $2.1 billion. These consist of instruments with a notional amount of $1.15 billion in which we receive a fixed rate and pay a variable rate. The remaining instruments consist of forward starting swaps. Under the terms of the forward starting swaps, we will net settle these contracts in September 2011, or sooner should we elect. The net settlement amount will be based upon us paying a weighted-average fixed rate of 3.92% and receiving a floating rate that is based upon the three-month LIBOR. The difference between the fixed and floating rate will be applied to the notional amount for the 30-year period from September 30, 2011 to September 30, 2041. The key terms of these contracts are presented in the following tables.

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

The fair values of our interest rate instruments are largely determined by estimates of the forward curves of the Federal Funds rate and LIBOR. At December 31, 2010, a 10% increase in these forward curves would have increased the fair value of our interest rate swaps by approximately $68 million.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not materially impact our December 31, 2010 balance sheet.

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

We have audited the accompanying consolidated balance sheets of Devon Energy Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Devon Energy Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Devon Energy Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report contained in “Item 9A. Controls and Procedures” of Devon Energy Corporation’s Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Energy Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Devon Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Oklahoma City, Oklahoma
February 23, 2011

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In millions, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,866	$646
Accounts receivable	1,202	1,208
Current assets held for sale	563	657
Other current assets	924	481

Total current assets	5,555	2,992

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	56,012	52,352
Not subject to amortization	3,434	4,078

Total oil and gas	59,446	56,430
Other .	4,429	4,045

Total property and equipment, at cost	63,875	60,475
Less accumulated depreciation, depletion and amortization	(44,223)	(41,708)

Property and equipment, net	19,652	18,767

Goodwill	6,080	5,930
Long-term assets held for sale	859	1,250
Other long-term assets	781	747

Total assets	$32,927	$29,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,411	$1,137
Revenues and royalties due to others	538	486
Short-term debt	1,811	1,432
Current liabilities associated with assets held for sale	305	234
Other current liabilities	518	513

Total current liabilities	4,583	3,802

Long-term debt	3,819	5,847
Asset retirement obligations	1,423	1,418
Liabilities associated with assets held for sale	26	213
Other long-term liabilities	1,067	937
Deferred income taxes	2,756	1,899
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 431.9 million and 446.7 million shares in 2010 and 2009, respectively	43	45
Additional paid-in capital	5,601	6,527
Retained earnings	11,882	7,613
Accumulated other comprehensive earnings	1,760	1,385
Treasury stock, at cost. 0.4 million shares in 2010	(33)	—

Total stockholders’ equity	19,253	15,570

Commitments and contingencies (Note 10)
Total liabilities and stockholders’ equity	$32,927	$29,686

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)

Revenues:
Oil, gas and NGL sales	$7,262	$6,097	$11,720
Oil, gas and NGL derivatives	811	384	(154)
Marketing and midstream revenues	1,867	1,534	2,292

Total revenues	9,940	8,015	13,858

Expenses and other, net:
Lease operating expenses	1,689	1,670	1,851
Taxes other than income taxes	380	314	476
Marketing and midstream operating costs and expenses	1,357	1,022	1,611
Depreciation, depletion and amortization of oil and gas properties	1,675	1,832	2,948
Depreciation and amortization of non-oil and gas properties	255	276	255
Accretion of asset retirement obligations	92	91	80
General and administrative expenses	563	648	645
Restructuring costs	57	105	—
Interest expense	363	349	329
Interest-rate and other financial instruments	(14)	(106)	149
Reduction of carrying value of oil and gas properties	—	6,408	9,891
Other, net	(45)	(68)	(217)

Total expenses and other, net	6,372	12,541	18,018
Earnings (loss) from continuing operations before income taxes	3,568	(4,526)	(4,160)
Income tax expense (benefit):
Current	516	241	441
Deferred	719	(2,014)	(1,562)

Total income tax expense (benefit)	1,235	(1,773)	(1,121)

Earnings (loss) from continuing operations	2,333	(2,753)	(3,039)
Discontinued operations:
Earnings from discontinued operations before income taxes	2,385	322	1,258
Discontinued operations income tax expense	168	48	367

Earnings from discontinued operations	2,217	274	891

Net earnings (loss)	4,550	(2,479)	(2,148)
Preferred stock dividends	—	—	5

Net earnings (loss) applicable to common stockholders	$4,550	$(2,479)	$(2,153)

Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$5.31	$(6.20)	$(6.86)
Basic earnings from discontinued operations per share	5.04	0.62	2.01

Basic net earnings (loss) per share	$10.35	$(5.58)	$(4.85)

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$5.29	$(6.20)	$(6.86)
Diluted earnings from discontinued operations per share	5.02	0.62	2.01

Diluted net earnings (loss) per share	$10.31	$(5.58)	$(4.85)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net earnings (loss)	$4,550	$(2,479)	$(2,148)
Foreign currency translation:
Change in cumulative translation adjustment	397	993	(1,960)
Foreign currency translation income tax benefit (expense)	(20)	(62)	79

Foreign currency translation total	377	931	(1,881)

Pension and postretirement benefit plans:
Net actuarial gain (loss) and prior service cost arising in current year	(33)	59	(239)
Recognition of net actuarial loss and prior service cost in net earnings (loss)	31	54	18
Pension and postretirement benefit plans income tax benefit (expense)	—	(42)	80

Pension and postretirement benefit plans total	(2)	71	(141)

Other comprehensive earnings (loss), net of tax	375	1,002	(2,022)

Comprehensive earnings (loss)	$4,925	$(1,477)	$(4,170)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity
	(In millions)

Balance as of December 31, 2007	$1	444	$44	$6,743	$12,813	$2,405	$—	$22,006
Net earnings (loss)	—	—	—	—	(2,148)	—	—	(2,148)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(2,022)	—	(2,022)
Stock option exercises	—	4	1	123	—	—	(8)	116
Restricted stock grants, net of cancellations	—	3	—	—	—	—	—	—
Common stock repurchased	—	(7)	—	—	—	—	(709)	(709)
Common stock retired	—	—	(1)	(716)	—	—	717	—
Redemption of preferred stock	(1)	—	—	(149)	—	—	—	(150)
Common stock dividends	—	—	—	—	(284)	—	—	(284)
Preferred stock dividends	—	—	—	—	(5)	—	—	(5)
Share-based compensation	—	—	—	196	—	—	—	196
Share-based compensation tax benefits	—	—	—	60	—	—	—	60

Balance as of December 31, 2008	$—	444	44	6,257	10,376	383	—	17,060

Net earnings (loss)		—	—	—	(2,479)	—	—	(2,479)
Other comprehensive earnings (loss), net of tax		—	—	—	—	1,002	—	1,002
Stock option exercises		1	1	47	—	—	(5)	43
Restricted stock grants, net of cancellations		2	—	—	—	—	—	—
Common stock repurchased		—	—	—	—	—	(40)	(40)
Common stock retired		—	—	(45)	—	—	45	—
Common stock dividends		—	—	—	(284)	—	—	(284)
Share-based compensation		—	—	260	—	—	—	260
Share-based compensation tax benefits		—	—	8	—	—	—	8

Balance as of December 31, 2009		447	45	6,527	7,613	1,385	—	15,570
Net earnings (loss)		—	—	—	4,550	—	—	4,550
Other comprehensive earnings (loss), net of tax		—	—	—	—	375	—	375
Stock option exercises		2	—	117	—	—	(6)	111
Restricted stock grants, net of cancellations		2	—	—	—	—	—	—
Common stock repurchased		—	—	—	—	—	(1,246)	(1,246)
Common stock retired		(19)	(2)	(1,217)	—	—	1,219	—
Common stock dividends		—	—	—	(281)	—	—	(281)
Share-based compensation		—	—	158	—	—	—	158
Share-based compensation tax benefits		—	—	16	—	—	—	16

Balance as of December 31, 2010		432	$43	$5,601	$11,882	$1,760	$(33)	$19,253

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash flows from operating activities:
Earnings (loss) from continuing operations	$2,333	$(2,753)	$(3,039)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	1,930	2,108	3,203
Deferred income tax expense (benefit)	719	(2,014)	(1,562)
Reduction of carrying value of oil and gas properties	—	6,408	9,891
Unrealized change in fair value of financial instruments	107	55	(456)
Other noncash charges	215	288	623
Net decrease (increase) in working capital	(273)	149	(207)
Decrease (increase) in long-term other assets	32	(6)	(53)
Increase (decrease) in long-term other liabilities	(41)	(3)	48

Cash from operating activities — continuing operations	5,022	4,232	8,448
Cash from operating activities — discontinued operations	456	505	960

Net cash from operating activities	5,478	4,737	9,408

Cash flows from investing activities:
Proceeds from property and equipment divestitures	4,310	34	117
Capital expenditures	(6,476)	(4,879)	(8,843)
Proceeds from exchange of Chevron Corporation common stock	—	—	280
Purchases of short-term investments	(145)	—	(50)
Redemptions of long-term investments	21	7	300
Other	(19)	(17)	—

Cash from investing activities — continuing operations	(2,309)	(4,855)	(8,196)
Cash from investing activities — discontinued operations	2,197	(499)	1,323

Net cash from investing activities	(112)	(5,354)	(6,873)

Cash flows from financing activities:
Net commercial paper (repayments) borrowings	(1,432)	426	1
Debt repayments	(350)	(178)	(1,031)
Proceeds from borrowings of long-term debt, net of issuance costs	—	1,187	—
Credit facility repayments	—	—	(3,191)
Credit facility borrowings	—	—	1,741
Redemption of preferred stock	—	—	(150)
Proceeds from stock option exercises	111	42	116
Repurchases of common stock	(1,168)	—	(665)
Dividends paid on common and preferred stock	(281)	(284)	(289)
Excess tax benefits related to share-based compensation	16	8	60

Net cash from financing activities	(3,104)	1,201	(3,408)

Effect of exchange rate changes on cash	17	43	(116)

Net increase (decrease) in cash and cash equivalents	2,279	627	(989)
Cash and cash equivalents at beginning of period (including cash related to assets held for sale)	1,011	384	1,373

Cash and cash equivalents at end of period (including cash related to assets held for sale)	$3,290	$1,011	$384

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

Nature of Business and Principles of Consolidation

Devon is engaged primarily in the acquisition, exploration, development and production of oil and gas properties. Such activities are concentrated in the following North American onshore geographic areas:

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

In November 2009, Devon announced plans to strategically reposition itself as a North American onshore exploration and development company. During 2010, Devon divested its properties in the Gulf of Mexico, Azerbaijan, China and other International regions. Additionally, Devon has entered into agreements to sell its remaining offshore assets in Brazil and Angola. These activities are more fully described in Note 5.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the following:

•	estimates of proved reserves and related estimates of the present value of future net revenues;

•	the carrying value of oil and gas properties;

•	estimates of the fair value of reporting units and related assessment of goodwill for impairment;

•	derivative financial instruments;

•	income taxes;

•	asset retirement obligations;

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	obligations related to employee pension and postretirement benefits; and

•	legal and environmental risks and exposures.

Derivative Financial Instruments

Devon is exposed to certain risks relating to its ongoing business operations, including risks related to commodity prices, interest rates and Canadian to U.S. dollar exchange rates. As discussed more fully below, Devon uses derivative instruments primarily to manage commodity price risk and interest rate risk. Devon does not hold or issue derivative financial instruments for speculative trading purposes. Besides these derivative instruments, Devon also had an embedded option derivative related to the fair value of its debentures exchangeable into shares of Chevron common stock. Devon ceased to have this option when the exchangeable debentures matured on August 15, 2008.

Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production that hedge the future prices received. These instruments are used to manage the inherent uncertainty of future revenues due to commodity price volatility. Devon’s derivative financial instruments include financial price swaps, basis swaps, costless price collars and call options. Under the terms of the price swaps, Devon receives a fixed price for its production and pays a variable market price to the contract counterparty. For the basis swaps, Devon receives a fixed differential between two regional gas index prices and pays a variable differential on the same two index prices to the contract counterparty. The price collars set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon will cash-settle the difference with the counterparty to the collars. Under the terms of a call option, Devon received a cash premium for selling call options. The call options then give the counterparty the right to place us into a price swap at a predetermined fixed price.

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

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the balance sheet. Changes in the fair value of these derivative financial instruments are recorded in the statement of operations unless specific hedge accounting criteria are met. For derivative financial instruments held during the three-year period ended December 31, 2010, Devon chose not to meet the necessary criteria to qualify its derivative financial instruments for hedge accounting treatment. Cash settlements with counterparties to Devon’s derivative financial instruments are also recorded in the statement of operations.

By using derivative financial instruments to hedge exposures to changes in commodity prices and interest rates, Devon exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are minimal credit risks. It is Devon’s policy to enter into derivative contracts only with investment grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally require cash collateral to be posted if either its or the counterparty’s credit rating falls below investment grade. The mark-to-market exposure threshold, above which collateral must be posted, decreases as the debt rating falls further below investment grade. Such thresholds generally range from zero to $50 million for the majority of

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our contracts. As of December 31, 2010, the credit ratings of all Devon’s counterparties were investment grade.

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

Fair Value Measurements

Certain of Devon’s assets and liabilities are measured at fair value at each reporting date. Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants. This price is commonly referred to as the “exit price”.

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

See Note 11 for fair value measurements included in Devon’s accompanying consolidated balance sheets.

Discontinued Operations

As a result of the November 2009 plan to divest Devon’s offshore assets, all amounts related to Devon’s International operations are classified as discontinued operations. The Gulf of Mexico properties that were divested in 2010 do not qualify as discontinued operations under accounting rules. As such, amounts in these notes and the accompanying consolidated financial statements that pertain to continuing operations include amounts related to Devon’s offshore Gulf of Mexico operations. See Note 5 for additional details of the offshore divestiture program.

The captions assets held for sale and liabilities associated with assets held for sale in the accompanying consolidated balance sheets present the assets and liabilities associated with Devon’s discontinued operations. Devon measures its assets held for sale at the lower of its carrying amount or estimated fair value less costs to sell. Additionally, Devon does not recognize depreciation, depletion and amortization on its long-lived assets held for sale.

Property and Equipment

Devon follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Internal costs incurred that are

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Future net revenues are calculated using prices that represent the average of the first-day-of-the-month price for the 12-month period prior to the end of the period. Prior to December 31, 2009, prices and costs used to calculate future net revenues were those as of the end of the appropriate quarterly period. Prices are held constant indefinitely and are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts in place that qualify for hedge accounting treatment. None of Devon’s derivative contracts held during the three-year period ended December 31, 2010 qualified for hedge accounting treatment.

Any excess of the net book value, less related deferred taxes, over the ceiling is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher commodity prices may have increased the ceiling applicable to the subsequent period.

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

Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proved reserves can be assigned to such properties. Devon assesses its unproved properties for impairment quarterly. Significant unproved properties are assessed individually. Costs of insignificant unproved properties are transferred into the depletion calculation over holding periods ranging from three to five years.

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves in a particular country.

Depreciation of midstream pipelines are provided on a unit-of-production basis. Depreciation and amortization of other property and equipment, including corporate and other midstream assets and leasehold improvements, are provided using the straight-line method based on estimated useful lives ranging from three to 39 years. Interest costs incurred and attributable to major midstream and corporate construction projects are also capitalized.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciated using a systematic and rational method similar to that used for the associated property and equipment.

Investments

Devon reports its investments and other marketable securities at fair value, except for debt securities in which management has the ability and intent to hold until maturity.

Devon’s primary investments consist of auction rate securities that totaled $94 million and $115 million at December 31, 2010 and 2009, respectively. These securities are rated AAA — the highest rating — by one or more rating agencies and are collateralized by student loans that are substantially guaranteed by the United States government. Although Devon’s auction rate securities generally have contractual maturities of more than 20 years, the underlying interest rates on such securities are scheduled to reset every seven to 28 days. Therefore, these auction rate securities were generally priced and subsequently traded as short-term investments because of the interest rate reset feature.

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

From February 2008, when auctions began failing, to December 31, 2010, issuers have redeemed $58 million of Devon’s auction rate securities holdings at par. However, based on continued auction failures and the current market for Devon’s auction rate securities, Devon has classified its auction rate securities as long-term investments as of December 31, 2010. These securities are included in other long-term assets in the accompanying consolidated balance sheet. Devon has the ability to hold the securities until maturity. At this time, Devon does not believe the values of its long-term securities are impaired.

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

Devon performed annual impairment tests of goodwill in the fourth quarters of 2010, 2009 and 2008. Based on these assessments, no impairment of goodwill was required.

The table below provides a summary of Devon’s goodwill, by assigned reporting unit, as of December 31, 2010 and 2009. The increase in Devon’s continuing operations goodwill from 2009 to 2010 is due to changes in the exchange rate between the U.S. dollar and the Canadian dollar. Devon removed all its International goodwill in conjunction with the Azerbaijan divestiture that closed in 2010. Such goodwill was presented in long-term assets held for sale in the accompanying December 31, 2009 consolidated balance sheet.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
	(In millions)

United States	$3,046	$3,046
Canada	3,034	2,884

Total (continuing operations)	$6,080	$5,930

International (assets held for sale)	$—	$68

Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency for Devon’s consolidated operations except its Canadian subsidiaries, which use the Canadian dollar as the functional currency. Therefore, the assets and liabilities of Devon’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Canadian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in accumulated other comprehensive earnings in stockholders’ equity. The following table presents the balances of Devon’s cumulative translation adjustments included in accumulated other comprehensive earnings (in millions).

December 31, 2007	$2,566
December 31, 2008	$685
December 31, 2009	$1,616
December 31, 2010	$1,993

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

Revenue Recognition and Gas Balancing

Oil, gas and NGL sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck or a tanker lifting has occurred. Cash received relating to future production is deferred and recognized when all revenue recognition criteria are met. Taxes assessed by governmental authorities on oil, gas and NGL sales are presented separately from such revenues in the accompanying consolidated statements of operations.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing and midstream revenues are recorded at the time products are sold or services are provided to third parties at a fixed or determinable price, delivery or performance has occurred, title has transferred and collectability of the revenue is probable. Revenues and expenses attributable to oil, gas and NGL purchases, transportation and processing contracts are reported on a gross basis when Devon takes title to the products and has risks and rewards of ownership.

During 2010, 2009 and 2008, no purchaser accounted for more than 10% of Devon’s revenues from continuing operations.

General and Administrative Expenses

General and administrative expenses are reported net of amounts reimbursed by working interest owners of the oil and gas properties operated by Devon and net of amounts capitalized pursuant to the full cost method of accounting.

Share Based Compensation

Devon grants stock options, restricted stock awards and other types of share-based awards to members of its Board of Directors and selected employees. All such awards are measured at fair value on the date of grant and are recognized as a component of general and administrative expenses in the accompanying statements of operations over the applicable requisite service periods. As a result of Devon’s strategic repositioning announced in 2009, certain share based awards were accelerated and recognized as a component of restructuring expense in the accompanying 2010 and 2009 statements of operations.

Generally, Devon uses new shares to grant share-based awards and to issue shares upon stock option exercises. Shares repurchased under approved programs are available to be issued as part of Devon’s share based awards. However, Devon has historically cancelled these shares upon repurchase.

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

Devon does not recognize United States deferred income taxes on the unremitted earnings of its foreign subsidiaries that are deemed to be permanently reinvested. When such earnings are no longer deemed permanently reinvested, Devon recognizes the appropriate deferred income tax liabilities.

Devon recognizes the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in other current liabilities. Interest and penalties related to unrecognized tax benefits are included in current income tax

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense. Additional information regarding Devon’s unrecognized tax benefits, including changes in such amounts during 2010 and 2009, is provided in Note 17.

Net Earnings (Loss) Per Common Share

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

Cash and Cash Equivalents

Devon considers all highly liquid investments with original contractual maturities of three months or less to be cash equivalents.

2.	Accounts Receivable

The components of accounts receivable include the following:

	December 31,
	2010	2009
	(In millions)

Oil, gas and NGL sales	$786	$752
Joint interest billings	182	151
Marketing and midstream revenues	163	188
Production tax credits	46	110
Other	35	19

Gross accounts receivable	1,212	1,220
Allowance for doubtful accounts	(10)	(12)

Net accounts receivable	$1,202	$1,208

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Derivative Financial Instruments

The following table presents the derivative fair values included in the accompanying consolidated balance sheets. Devon has elected not to designate any of its derivative instruments for hedge accounting treatment.

		December 31,
	Balance Sheet Caption	2010	2009
		(In millions)

Asset derivatives:
Commodity derivatives	Other current assets	$248	$172
Commodity derivatives	Other long-term assets	1	—
Interest rate derivatives	Other current assets	100	39
Interest rate derivatives	Other long-term assets	40	131

Total asset derivatives		$389	$342

Liability derivatives:
Commodity derivatives	Other current liabilities	$50	$38
Commodity derivatives	Other long-term liabilities	142	—

Total liability derivatives		$192	$38

The following table presents the cash settlements and unrealized gains and losses on fair value changes included in the accompanying consolidated statements of operations associated with these derivative financial instruments.

	Statement of Operations Caption	2010	2009	2008
		(In millions)

Cash settlements:
Commodity derivatives	Oil, gas and NGL derivatives	$888	$505	$(397)
Interest rate derivatives	Interest-rate and other financial instruments	44	40	1

Total cash settlements		932	545	(396)

Unrealized gains (losses):
Commodity derivatives	Oil, gas and NGL derivatives	(77)	(121)	243
Interest rate derivatives	Interest-rate and other financial instruments	(30)	66	104
Embedded option	Interest-rate and other financial instruments	—	—	109

Total unrealized gains (losses)		(107)	(55)	456

Net gain recognized on statement of operations		$825	$490	$60

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Current Assets

The components of other current assets include the following:

	December 31,
	2010	2009
	(In millions)

Derivative financial instruments	$348	$211
Income tax receivable	270	53
Short-term investments	145	—
Inventories	120	182
Other	41	35

Other current assets	$924	$481

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2009
	(In millions)

Oil and gas properties:
Subject to amortization	$56,012	$52,352
Not subject to amortization	3,434	4,078

Total	59,446	56,430
Accumulated depreciation, depletion and amortization	(42,676)	(40,312)

Net oil and gas properties	16,770	16,118

Other property and equipment	4,429	4,045
Accumulated depreciation and amortization	(1,547)	(1,396)

Net other property and equipment	2,882	2,649

Property and equipment, net	$19,652	$18,767

The following is a summary of Devon’s oil and gas properties not subject to amortization as of December 31, 2010.

	Costs Incurred In
				Prior to
	2010	2009	2008	2008	Total
	(In millions)

Acquisition costs	$1,188	$121	$1,049	$671	$3,029
Exploration costs	130	40	39	5	214
Development costs	159	1	9	—	169
Capitalized interest	22	—	—	—	22

Total oil and gas properties not subject to amortization	$1,499	$162	$1,097	$676	$3,434

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offshore Divestitures

In November 2009, Devon announced plans to reposition itself strategically as a North America onshore exploration and production company. As part of this strategic repositioning, Devon is bringing forward the value of its offshore assets by divesting them.

Closed Transactions

The following table presents Devon’s offshore divestiture transactions that closed in 2010. Gross proceeds represent contract prices based upon a January 1, 2010 effective date for the Gulf of Mexico and Azerbaijan divestitures, a May 1, 2010 effective date for the China — Panyu divestiture and a September 1, 2010 effective date for the China-Exploration divestiture. After-tax proceeds represent gross proceeds adjusted for customary purchase price adjustments, selling costs and income taxes. The purchase price adjustments consist primarily of net cash flow subsequent to the effective date of the divestitures. Proved reserves in the following table are based upon estimated proved reserves as of the divestiture dates.

	Gross	After-Tax	Proved
	Proceeds	Proceeds	Reserves
	(In millions)		(MMBoe)
			(Unaudited)

Gulf of Mexico (continuing operations)	$4,145	$3,222	91
Azerbaijan (discontinued operations)	2,000	1,925	56
China — Panyu (discontinued operations)	515	405	13
China — Exploration (discontinued operations)	77	59	—
Other (discontinued operations)	38	38	20

Total	$6,775	$5,649	180

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

The Gulf of Mexico divestitures presented above did not significantly alter such relationship for Devon’s United States cost center. Therefore, Devon did not recognize a gain in connection with the Gulf of Mexico divestitures. The Azerbaijan divestiture included all of Devon’s properties in its Azerbaijan cost center. As a result, Devon recognized a $1,543 million ($1,524 million after-tax) gain during 2010 in connection with the Azerbaijan divestiture. Panyu was Devon’s only producing property in its China cost center. As a result, Devon recognized a $308 million ($235 million after-tax) gain in connection with the Panyu divestiture in 2010. These gains are included in “earnings from discontinued operations” in the accompanying 2010 consolidated statement of operations.

Pending Transactions

Devon has entered into agreements to sell its remaining offshore assets in Brazil and Angola and is waiting for the respective governments to approve the divestitures. The Brazil divestiture is valued at $3.2 billion, and Devon expects to record a gain upon the close of this transaction. For the Angola divestiture, Devon will receive $70 million at closing, and has the potential to receive future consideration that is contingent upon the buyer achieving certain milestones.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deepwater Drilling Rigs

As part of its offshore operations, Devon was leasing three deepwater drilling rigs. The Seadrill West Sirius and Ocean Endeavor deepwater drilling rigs were used in Devon’s Gulf of Mexico operations. The Transocean Deepwater Discovery is currently being used in Devon’s operations in Brazil.

In conjunction with the deepwater Gulf of Mexico divestiture that closed in the second quarter of 2010, the buyer assumed Devon’s lease and remaining commitments for the Seadrill West Sirius rig. Subsequent to closing all its Gulf of Mexico divestitures, Devon agreed to pay $31 million to the owner of the Ocean Endeavor rig to terminate the lease. The $31 million lease termination cost is included in oil and gas property and equipment in the accompanying December 31, 2010, consolidated balance sheet. The buyer of Devon’s assets in Brazil will assume Devon’s lease and remaining commitments for the Transocean Deepwater Discovery rig when the divestiture transaction closes.

Oil Sands Joint Venture

In conjunction with certain offshore divestitures in the second quarter of 2010, Devon formed a heavy oil joint venture to operate and develop the Pike oil sands leases in Alberta, Canada. As a result, Devon acquired a 50 percent interest in the Pike oil sands leases for $500 million. Devon will also fund $155 million of Canadian dollar capital costs on behalf of its joint-venture partner in the form of a non-interest bearing promissory note. The majority of the capital costs are expected to be paid during 2011 and 2012. See Note 6 for more information regarding the promissory note.

Reductions of Carrying Value

In the first quarter of 2009 and the fourth quarter of 2008, Devon reduced the carrying values of its oil and gas properties due to full cost ceiling limitations. These reductions are discussed in Note 15.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt and Related Expenses

A summary of Devon’s debt is as follows:

	December 31,
	2010	2009
	(In millions)

Commercial paper	$—	$1,432
Other debentures and notes:
7.25% retired on June 25, 2010	—	350
6.875% due September 30, 2011	1,750	1,750
5.625% due January 15, 2014	500	500
Non-interest bearing promissory note due June 29, 2014	144	—
8.25% due July 1, 2018	125	125
6.30% due January 15, 2019	700	700
7.50% due September 15, 2027	150	150
7.875% due September 30, 2031	1,250	1,250
7.95% due April 15, 2032	1,000	1,000
Other	9	10
Net premium on other debentures and notes	2	12

Total debt	5,630	7,279
Less amount classified as short-term debt	1,811	1,432

Long-term debt	$3,819	$5,847

Debt maturities as of December 31, 2010, excluding premiums and discounts, are as follows (in millions):

2011	$1,812
2012	9
2013	—
2014	582
2015	—
2016 and thereafter	3,225

Total	$5,628

Credit Lines

Devon has a $2,650 million syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). The maturity date for $2,187 million of the Senior Credit Facility is April 7, 2013. The maturity date for the remaining $463 million is April 7, 2012. All amounts outstanding will be due and payable on the respective maturity dates unless the maturity is extended. Prior to each April 7 anniversary date, Devon has the option to extend the maturity of the Senior Credit Facility for one year, subject to the approval of the lenders. The Senior Credit Facility includes a revolving Canadian subfacility in a maximum amount of U.S. $500 million.

Amounts borrowed under the Senior Credit Facility may, at the election of Devon, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. However, Devon may elect to borrow at the prime rate. The Senior Credit Facility currently provides for an annual facility fee of $1.9 million that is payable quarterly in arrears. As of December 31, 2010, there were no borrowings under the Senior Credit Facility.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization to be less than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in the consolidated financial statements. Also, total capitalization is adjusted to add back noncash financial writedowns such as full cost ceiling impairments or goodwill impairments. As of December 31, 2010, Devon was in compliance with this covenant. Devon’s debt-to-capitalization ratio at December 31, 2010, as calculated pursuant to the terms of the agreement, was 15.1%.

The following schedule summarizes the capacity of Devon’s Senior Credit Facility by maturity date, as well as its available capacity as of December 31, 2010 (in millions).

April 7, 2012 maturity	$463
April 7, 2013 maturity	2,187

Total Senior Credit Facility	2,650
Less:
Outstanding Senior Credit Facility borrowings	—
Outstanding commercial paper borrowings	—
Outstanding letters of credit	38

Total available capacity	$2,612

Commercial Paper

Devon also has access to approximately $2,200 million of short-term credit under its commercial paper program. Any borrowings under the commercial paper program reduce available capacity under the Senior Credit Facility on a dollar-for-dollar basis. Commercial paper debt generally has a maturity of between one and 90 days, although it can have a maturity of up to 365 days, and bears interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market.

During the first half of 2010, Devon repaid $1,432 million of commercial paper borrowings primarily with proceeds received from its Gulf of Mexico property divestitures. At December 31, 2010, Devon had no outstanding commercial paper borrowings. The average borrowing rate for Devon’s $1,432 million of commercial paper borrowings at December 31, 2009 was 0.29%.

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

Non-Interest Bearing Promissory Note Due June 29, 2014

On June 29, 2010, Devon issued a four-year $155 million Canadian dollar non-interest bearing promissory note in connection with the formation of the Pike oil sands joint venture described in Note 5. The present value of the note was $139 million on the issue date based upon an effective interest rate of 3.125%. At

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, the note had a carrying value of $144 million, of which $62 million is presented as short-term debt and the remainder is presented as long-term debt in the accompanying consolidated balance sheet.

Other Debentures and Notes

Following are descriptions of the various other debentures and notes outstanding at December 31, 2010, as listed in the table presented at the beginning of this note.

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

Ocean Debt

As a result of the April 25, 2003 merger with Ocean Energy, Inc., Devon assumed certain debt instruments that remain outstanding at December 31, 2010. The table below summarizes the debt assumed, the fair value of the debt at April 25, 2003, and the effective interest rate of the debt assumed after determining the fair values of the respective notes using April 25, 2003, market interest rates. The premiums resulting from fair values exceeding face values are being amortized using the effective interest method. All of the notes are general unsecured obligations of Devon.

	Fair Value of	Effective Rate of
Debt Assumed	Debt Assumed	Debt Assumed
	(In millions)

8.250% due July 2018 (principal of $125 million)	$147	5.5%
7.500% due September 2027(principal of $150 million)	$169	6.5%

7.95% Notes due April 15, 2032

On March 25, 2002, Devon sold these notes, which are unsecured and unsubordinated obligations of Devon. The net proceeds received, after discounts and issuance costs, were $986 million and were used to retire other indebtedness.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense

The following schedule includes the components of interest expense.

	Year Ended December 31,
	2010	2009	2008
		(In millions)

Interest based on debt outstanding	$408	$437	$426
Capitalized interest	(76)	(94)	(111)
Early retirement of debt	19	—	—
Other	12	6	14

Total	$363	$349	$329

7.	Asset Retirement Obligations

The schedule below summarizes changes in Devon’s asset retirement obligations.

	Year Ended
	December 31,
	2010	2009
	(In millions)

Asset retirement obligations as of beginning of year	$1,513	$1,387
Liabilities incurred	55	56
Liabilities settled	(129)	(123)
Revision of estimated obligation	194	33
Liabilities assumed by others	(269)	(30)
Accretion expense on discounted obligation	92	91
Foreign currency translation adjustment	41	99

Asset retirement obligations as of end of year	1,497	1,513
Less current portion	74	95

Asset retirement obligations, long-term	$1,423	$1,418

During 2010 and 2009, Devon recognized revisions to its asset retirement obligations totaling $194 million and $33 million, respectively. The primary factors causing the 2010 and 2009 increases were an overall increase in abandonment cost estimates and a decrease in the discount rate used to present value the obligations.

During 2010, Devon reduced its asset retirement obligations by $269 million primarily for those obligations that were assumed by purchasers of Devon’s Gulf of Mexico oil and gas properties.

8.	Retirement Plans

Devon has various non-contributory defined benefit pension plans, including qualified plans (“Qualified Plans”) and nonqualified plans (“Supplemental Plans”). The Qualified Plans provide retirement benefits for certain U.S. and Canadian employees meeting certain age and service requirements. Benefits for the Qualified Plans are based on the employees’ years of service and compensation and are funded from assets held in the plans’ trusts.

The Supplemental Plans provide retirement benefits for certain employees whose benefits under the Qualified Plans are limited by income tax regulations. The Supplemental Plans’ benefits are based on the employees’ years of service and compensation. For certain Supplemental Plans, Devon has established trusts to

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fund these plans’ benefit obligations. The total value of these trusts was $36 million and $39 million at December 31, 2010 and 2009, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. For the remaining Supplemental Plans for which trusts have not been established, benefits are funded from Devon’s available cash and cash equivalents.

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

Benefit Obligations and Funded Status

The following table presents the status of Devon’s pension and other postretirement benefit plans. The benefit obligation for pension plans represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated benefit obligation. The accumulated benefit obligation differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated benefit obligation for pension plans at December 31, 2010 and 2009 was $1,010 million and $873 million, respectively. Devon’s benefit obligations and plan assets are measured each year as of December 31.

			Other
	Pension		Postretirement
	Benefits		Benefits
	2010	2009	2010	2009
	(In millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$980	$931	$64	$56
Service cost	33	43	1	1
Interest cost	58	58	3	3
Actuarial loss (gain)	82	4	1	7
Curtailment (gain) loss	—	(26)	—	1
Plan amendments	5	—	(22)	—
Foreign exchange rate changes	2	5	—	—
Participant contributions	—	—	2	2
Benefits paid	(36)	(35)	(6)	(6)

Benefit obligation at end of year	1,124	980	43	64

Change in plan assets:
Fair value of plan assets at beginning of year	532	430	—	—
Actual return on plan assets	69	80	—	—
Employer contributions	66	55	4	4
Participant contributions	—	—	2	2
Benefits paid	(36)	(35)	(6)	(6)
Foreign exchange rate changes	1	2	—	—

Fair value of plan assets at end of year	632	532	—	—

Funded status at end of year	$(492)	$(448)	$(43)	$(64)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
	Pension		Postretirement
	Benefits		Benefits
	2010	2009	2010	2009
	(In millions)

Amounts recognized in balance sheet:
Noncurrent assets	$2	$2	$—	$—
Current liabilities	(9)	(8)	(4)	(5)
Noncurrent liabilities	(485)	(442)	(39)	(59)

Net amount	$(492)	$(448)	$(43)	$(64)

Amounts recognized in accumulated other comprehensive earnings:
Net actuarial loss (gain)	$357	$334	$(5)	$(6)
Prior service cost (credit)	21	20	(12)	11

Total	$378	$354	$(17)	$5

The plan assets for pension benefits in the table above exclude the assets held in trusts for the Supplemental Plans. However, employer contributions for pension benefits in the table above include $8 million and $9 million for 2010 and 2009, respectively, which were transferred from the trusts established for the Supplemental Plans.

Certain of Devon’s pension plans have a projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2009 as presented in the table below.

	December 31,
	2010	2009
	(In millions)

Projected benefit obligation	$1,110	$967
Accumulated benefit obligation	$996	$860
Fair value of plan assets	$616	$517

The plan assets included in the above table exclude the Supplemental Plan trusts, which had a total value of $36 million and $39 million at December 31, 2010 and 2009, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Cost and Other Comprehensive Earnings

The following table presents the components of net periodic benefit cost and other comprehensive earnings for Devon’s pension and other postretirement benefit plans.

				Other
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(In millions)

Net periodic benefit cost:
Service cost	$33	$43	$41	$1	$1	$1
Interest cost	58	58	54	3	3	4
Expected return on plan assets	(37)	(35)	(50)	—	—	—
Curtailment and settlement expense	—	5	—	—	1	—
Recognition of net actuarial loss (gain)	28	45	14	—	(1)	—
Recognition of prior service cost	3	3	2	1	2	2

Total net periodic benefit cost	85	119	61	5	6	7
Other comprehensive earnings:
Actuarial (gain) loss arising in current year	49	(66)	245	1	7	(15)
Prior service cost (credit) arising in current year	5	—	9	(22)	—	—
Recognition of net actuarial (loss) gain in net periodic benefit cost	(27)	(45)	(14)	—	1	—
Recognition of prior service cost, including curtailment, in net periodic benefit cost	(3)	(8)	(2)	(1)	(2)	(2)

Total other comprehensive earnings (loss)	24	(119)	238	(22)	6	(17)

Total recognized	$109	$—	$299	$(17)	$12	$(10)

The following table presents the estimated net actuarial loss and prior service cost for the pension and other postretirement plans that will be amortized from accumulated other comprehensive earnings into net periodic benefit cost during 2011.

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In millions)

Net actuarial loss	$32	$—
Prior service cost (credit)	3	(2)

Total	$35	$(2)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The following table presents the weighted average actuarial assumptions that were used to determine benefit obligations and net periodic benefit costs.

				Other
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Assumptions to determine benefit obligations:
Discount rate	5.50%	6.00%	6.00%	4.90%	5.70%	6.00%
Rate of compensation increase	6.94%	6.95%	7.00%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	6.00%	6.00%	6.18%	5.70%	6.00%	6.00%
Expected return on plan assets	6.94%	7.18%	8.40%	N/A	N/A	N/A
Rate of compensation increase	6.94%	6.95%	7.00%	N/A	N/A	N/A

Discount rate — Future pension and postretirement obligations are discounted at the end of each year based on the rate at which obligations could be effectively settled, considering the timing of estimated future cash flows related to the plans. This rate is based on high-quality bond yields, after allowing for call and default risk. High quality corporate bond yield indices are considered when selecting the discount rate.

Rate of compensation increase — For measurement of the 2010 benefit obligation for the pension plans, the 6.94% compensation increase in the table above represents the assumed increase through 2011. The rate was assumed to decrease to 5% in the year 2012 and remain at that level thereafter.

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

Other assumptions — For measurement of the 2010 benefit obligation for the other postretirement medical plans, an 8.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate was assumed to decrease annually to an ultimate rate of 5% in the year 2029 and remain at that level thereafter. Assumed health care cost-trend rates affect the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects on the December 31, 2010 other postretirement benefits obligation and the 2011 service and interest cost components of net periodic benefit cost.

	One	One
	Percent	Percent
	Increase	Decrease
(In millions)

Effect on benefit obligation	$2	$(2)
Effect on service and interest costs	$—	$—

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

At the end of 2010 and 2009, Devon’s target allocations for plan assets were 47.5% for equity securities, 40% for fixed-income securities and 12.5% for other investment types. The fair values of Devon’s pension assets at December 31, 2010 and 2009 are presented by asset class in the following tables.

	As of December 31, 2010
			Fair Value Measurements Using:
	Actual		Level 1	Level 2	Level 3
	Allocation	Total	Inputs	Inputs	Inputs
	($ In millions)

Equity securities:
United States large cap	22.3%	$141	$—	$141	$—
United States small cap	14.1%	89	89	—	—
International large cap	14.4%	91	50	41	—

Total equity securities	50.8%	321	139	182	—

Fixed-income securities:
Corporate bonds	22.0%	139	139	—	—
United States Treasury obligations	10.9%	69	69	—	—
Other bonds	4.6%	29	29	—	—

Total fixed-income securities	37.5%	237	237	—	—

Other securities:
Short-term investment funds	2.5%	16	—	16	—
Hedge funds	9.2%	58	—	—	58

Total other securities	11.7%	74	—	16	58

Total investments	100.0%	$632	$376	$198	$58

	As of December 31, 2009
			Fair Value Measurements Using:
	Actual		Level 1	Level 2	Level 3
	Allocation	Total	Inputs	Inputs	Inputs
	(In millions)

Equity securities:
United States large cap	18.8%	$100	$—	$100	$—
United States small cap	15.2%	81	81	—	—
International large cap	15.2%	81	44	37	—

Total equity securities	49.2%	262	125	137	—

Fixed-income securities:
Corporate bonds	25.1%	133	133	—	—
United States Treasury obligations	9.8%	52	52	—	—
Other bonds	3.9%	21	21	—	—

Total fixed-income securities	38.8%	206	206	—	—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2009
			Fair Value Measurements Using:
	Actual		Level 1	Level 2	Level 3
	Allocation	Total	Inputs	Inputs	Inputs
	(In millions)

Other securities:
Short-term investment funds	2.4%	13	—	13	—
Hedge funds	9.6%	51	—	—	51

Total other securities	12.0%	64	—	13	51

Total investments	100.0%	$532	$331	$150	$51

The following methods and assumptions were used to estimate the fair values of the assets in the tables above.

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

Included below is a summary of the changes in Devon’s Level 3 plan assets.

Hedge Funds
(In millions)

December 31, 2008	$—
Purchases	51

December 31, 2009	51
Purchases	3
Investment returns	4

December 31, 2010	$58

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Cash Flows

The following table presents expected cash flow information for Devon’s pension and other postretirement benefit plans.

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In millions)

Devon’s 2011 contributions	$93	$4
Benefit payments:
2011	$42	$4
2012	$45	$4
2013	$49	$4
2014	$52	$4
2015	$54	$4
2016 to 2020	$328	$21

Expected contributions included in the table above include amounts related to Devon’s Qualified Plans, Supplemental Plans and Postretirement Plans. Of the benefits expected to be paid in 2011, $9 million of pension benefits is expected to be funded from the trusts established for the Supplemental Plans and all $4 million of other postretirement benefits is expected to be funded from Devon’s available cash and cash equivalents. Expected employer contributions and benefit payments for other postretirement benefits are presented net of employee contributions.

Other Benefit Plans

Devon’s 401(k) Plan covers all its employees in the United States. At its discretion, Devon may match a certain percentage of the employees’ contributions to the plan. The matching percentage is determined annually by the Board of Directors.

Devon also has an enhanced defined contribution structure related to its 401(k) Plan. Participants who elected to participate in this enhanced defined contribution structure when it was established, as well as all employees hired after the enhanced defined contribution structure was established, receive a discretionary match of a percentage of their contributions to the 401(k) Plan. The participants also receive additional, nondiscretionary contributions by Devon calculated as a percentage of annual compensation. The percentage will vary based on the employees’ years of service.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents Devon’s expense related to these defined contribution plans.

	Year Ended December 31,
	2010	2009	2008
	(In millions)

401(k) plan	$18	$20	$21
Enhanced contribution plan	14	14	12
Canadian pension and savings plans	17	15	16

Total expense	$49	$49	$49

9.	Stockholders’ Equity

The authorized capital stock of Devon consists of 1 billion shares of common stock, par value $0.10 per share, and 4.5 million shares of preferred stock, par value $1.00 per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors.

Devon’s Board of Directors has designated 2.9 million shares of the preferred stock as Series A Junior Participating Preferred Stock (the “Series A Junior Preferred Stock”). At December 31, 2010, there were no shares of Series A Junior Preferred Stock issued or outstanding. The Series A Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on common stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series A Junior Preferred Stock. Holders of the Series A Junior Preferred Stock are entitled to 100 votes per share on all matters submitted to a vote of the stockholders. The Corporation, at its option, may redeem shares of the Series A Junior Participating Preferred Stock in whole at any time and in part from time to time, at a redemption price equal to 100 times the current per share market price of the Common Stock on the date of the mailing of the notice of redemption. The Series A Junior Preferred Stock ranks prior to the common stock but junior to all other classes of Preferred Stock.

Stock Repurchases

During 2010, Devon’s Board of Directors announced a share repurchase program that authorizes the repurchase of up to $3,500 million of its common shares. This program, which expires December 31, 2011, was created as a result of the success experienced from the offshore divestiture program described in Note 5.

During 2008, Devon’s Board of Directors approved an ongoing, annual stock repurchase program to minimize dilution resulting from restricted stock issued to, and options exercised by, employees. Also, Devon’s Board of Directors approved a program in 2007 to repurchase up to 50 million shares. This program was created as a potential use of the proceeds received from Devon’s West African property divestitures. Both of these plans expired on December 31, 2009.

The following table summarizes Devon’s repurchases under approved plans (amounts and shares in millions).

	2010			2008
Repurchase Program	Amount	Shares	Per Share	Amount	Shares	Per Share

2010 program	$1,201	18.3	$65.58	$—	—	$—
Annual program	—	—	—	178	2.0	$87.83
2007 program	—	—	—	487	4.5	$109.25

Totals	$1,201	18.3	$65.58	$665	6.5	$102.56

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

Dividends

Devon paid common stock dividends of $281 million (or $0.64 per share) in 2010 and $284 million (or $0.64 per share) in both 2009 and 2008, respectively. Devon paid dividends of $5 million in 2008 to preferred stockholders.

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

Commitments

The following is a schedule by year of purchase obligations, future minimum payments for drilling and facility obligations, firm transportation agreements and leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010. The schedule includes separate amounts for Devon’s continuing and discontinued operations.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Drilling
		and	Firm	Office and
	Purchase	Facility	Transportation	Equipment	FPSO
Year Ending December 31,	Obligations	Obligations	Agreements	Leases	Lease
	(In millions)

Continuing operations:
2011	$551	$747	$282	$58	$—
2012	708	280	254	56	—
2013	763	130	233	48	—
2014	784	6	218	39	—
2015	784	—	190	38	—
Thereafter	4,120	—	557	250	—

Total	7,710	1,163	1,734	489	—

Discontinued operations:
2011	—	314	—	9	29
2012	—	171	—	—	29
2013	—	110	—	—	29
2014	—	—	—	—	15

Total	—	595	—	9	102

Total operations	$7,710	$1,758	$1,734	$498	$102

Devon has certain purchase obligations related to its heavy oil projects in Canada to purchase condensate at market prices. Devon entered into these agreements because the condensate is an integral part of the heavy oil production process and any disruption in Devon’s ability to obtain condensate could negatively affect its ability to produce and transport heavy oil at these locations. Devon’s total obligation related to condensate purchases expires in 2021. The value of these purchase obligations presented in the table above is based on the contractual volumes and Devon’s internal estimate of future condensate market prices.

Devon has certain drilling and facility obligations under contractual agreements with third-party service providers to procure drilling rigs and other related services for developmental and exploratory drilling and facilities construction. Included in the discontinued operations obligations are amounts related to a long-term contract for a deepwater drilling rig being used in Brazil. Devon’s lease and remaining commitments for this rig will be assumed by the buyer of its assets in Brazil when the associated divestiture transaction closes.

Devon has certain firm transportation agreements that represent “ship or pay” arrangements whereby Devon has committed to ship certain volumes of oil, gas and NGLs for a fixed transportation fee. Devon has entered into these agreements to aid the movement of its production to market. Devon expects to have sufficient production to utilize these transportation services.

Devon leases certain office space and equipment under operating lease arrangements. Total rental expense included in general and administrative expenses under operating leases, net of sub-lease income, was $57 million, $56 million and $44 million in 2010, 2009 and 2008, respectively.

Devon has a floating, production, storage and offloading facility (“FPSO”) that is being used in the Polvo project offshore Brazil and is being leased under operating lease arrangements. This lease will be assumed by the buyer when the associated divestiture transaction closes. However, the amounts in the table above reflect Devon’s full commitments under the lease. Total rental expense included in lease operating expenses for Devon’s FPSO’s was $25 million, $36 million and $25 million in 2010, 2009 and 2008, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements

Certain of Devon’s assets and liabilities are reported at fair value in the accompanying consolidated balance sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The following tables provide carrying value and fair value measurement information for Devon’s financial assets and liabilities.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and other accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at December 31, 2010 and 2009. These assets and liabilities are not presented in the following tables.

Information regarding the fair values of Devon’s pension plan assets is provided in Note 8.

		Total	Fair Value Measurements Using:
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
	(In millions)

December 31, 2010 assets (liabilities):
Commodity asset derivatives	$249	$249	$—	$249	$—
Commodity liability derivatives	$(192)	$(192)	$—	$(192)	$—
Interest rate derivatives	$140	$140	$—	$140	$—
Debt	$(5,630)	$(6,629)	$—	$(6,485)	$(144)
Long-term investments	$94	$94	$—	$—	$94
Short-term investments	$145	$145	$145	$—	$—
December 31, 2009 assets (liabilities):
Commodity asset derivatives	$172	$172	$—	$172	$—
Commodity liability derivatives	$(38)	$(38)	$—	$(38)	$—
Interest rate derivatives	$170	$170	$—	$170	$—
Debt	$(7,279)	$(8,214)	$(1,432)	$(6,782)	$—
Long-term investments	$115	$115	$—	$—	$115

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

Debt — The fair value of Devon’s variable-rate commercial paper borrowings is the carrying value.

Short-term investments — Devon’s short-term investments consist entirely of United States Treasury bills with maturities over 90 days.

Level 2 Fair Value Measurements

Commodity derivatives — The fair values of commodity derivatives are estimated using internal discounted cash flow calculations based upon forward commodity price curves, quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements. The most significant input to the cash flow calculations is Devon’s estimate of future commodity prices. Devon bases its estimate of future prices upon published forward commodity price curves such as the Inside FERC Henry Hub forward curve for gas instruments and the NYMEX West Texas Intermediate forward curve for oil instruments. Another key input to the cash flow calculations is Devon’s estimate of volatility for these forward curves, which is based primarily upon implied volatility. The resulting estimated future cash inflows or outflows over

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lives of the contracts are discounted primarily using United States Treasury bill rates. These pricing and discounting inputs are sensitive to the period of the contract, as well as changes in forward prices and regional price differentials.

Interest rate derivatives — The fair values of the interest rate derivatives are estimated using internal discounted cash flow calculations based upon forward interest-rate yield curves or quotes obtained from counterparties to the agreements. The most significant input to Devon’s cash flow calculations is its estimate of future interest rate yields. Devon bases its estimate of future yields upon its own internal model that utilizes forward curves such as the LIBOR or the Federal Funds Rate provided by third parties. The resulting estimated future cash inflows or outflows over the lives of the contracts are discounted using the LIBOR and money market futures rate. These yield and discounting inputs are sensitive to the period of the contract, as well as changes in forward interest rate yields.

Debt — Devon’s Level 2 fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available for debt with similar terms and maturity.

Level 3 Fair Value Measurements

Debt — Devon’s Level 3 debt consisted of the non-interest bearing promissory note discussed in Note 5. Due to the lack of an active market for Devon’s promissory note, quoted marked prices for this note were not available. Therefore, Devon used valuation techniques that rely on unobservable inputs to estimate the fair value of its promissory note. The fair value of this debt is estimated using internal discounted cash flow calculations based upon estimated future payment schedules and a 3.125% interest rate. As a result of using these inputs, Devon concluded the estimated fair value of its non-interest bearing promissory note approximated the carrying value as of December 31, 2010.

Long-term investments — Devon’s long-term investments presented in the tables above consisted entirely of auction rate securities. Due to the auction failures discussed in Note 1 and the lack of an active market for Devon’s auction rate securities, quoted market prices for these securities were not available as of December 31, 2010 and December 31, 2009. Therefore, Devon used valuation techniques that rely on unobservable inputs to estimate the fair values of its long-term auction rate securities. These inputs were based on the AAA credit rating of the securities, the probability of full repayment of the securities considering the United States government guarantees of substantially all of the underlying student loans, the collection of all accrued interest to date and continued receipts of principal at par. As a result of using these inputs, Devon concluded the estimated fair values of its long-term auction rate securities approximated the par values as of December 31, 2010 and December 31, 2009. At this time, Devon does not believe the values of its long-term securities are impaired.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included below is a summary of the changes in Devon’s Level 3 fair value measurements.

		Long-Term
	Debt	Investments
	(In millions)

December 31, 2008	$—	$122
Redemptions of principal	—	(7)

December 31, 2009	—	115
Issuance of promissory note	(139)	—
Foreign exchange translation adjustment	(9)	—
Accretion of promissory note	(3)	—
Redemptions of principal	7	(21)

December 31, 2010	$(144)	$94

12.	Share-Based Compensation

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

Devon also has stock option plans that were adopted in 2005, 2003 and 1997 under which stock options and restricted stock awards were issued to key management and professional employees. Options granted under these plans remain exercisable by the employees owning such options, but no new options or restricted stock awards will be granted under these plans. Devon also has stock options outstanding that were assumed as part of the acquisitions of Ocean and Mitchell Energy & Development Corp.

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated statement of operations. The vesting for certain share-based awards was accelerated as part of Devon’s strategic repositioning. The associated expense for these accelerated awards is included in restructuring costs in the accompanying consolidated statement of operations. See Note 13 for further details.

	2010	2009	2008
	(In millions)

Gross general and administrative expense	$188	$209	$212
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$58	$66	$54
Related income tax benefit	$40	$43	$47

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

The fair value of stock options on the date of grant is expensed over the applicable vesting period. Devon estimates the fair values of stock options granted using a Black-Scholes option valuation model, which requires Devon to make several assumptions. The volatility of Devon’s common stock is based on the historical volatility of the market price of Devon’s common stock over a period of time equal to the expected term of the option and ending on the grant date. The dividend yield is based on Devon’s historical and current yield in effect at the date of grant. The risk-free interest rate is based on the zero-coupon United States Treasury yield for the expected term of the option at the date of grant. The expected term of the options is based on historical exercise and termination experience for various groups of employees and directors. Each group is determined based on the similarity of their historical exercise and termination behavior.

The following table presents a summary of the grant-date fair values of stock options granted and the related assumptions. All such amounts represent the weighted-average amounts for each year.

	2010	2009	2008

Grant-date fair value	$25.41	$22.85	$21.77
Volatility factor	45.3%	47.7%	44.3%
Dividend yield	1.0%	0.9%	0.9%
Risk-free interest rate	1.1%	2.1%	1.2%
Expected term (in years)	4.5	4.0	3.8

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of Devon’s outstanding stock options as of December 31, 2010, including changes during the year then ended.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(In thousands)		(In Years)	(In millions)

Outstanding at December 31, 2009	12,160	$59.07
Granted	1,913	$72.54
Exercised	(2,309)	$50.63
Forfeited	(330)	$72.48

Outstanding at December 31, 2010	11,434	$62.64	3.8	$201

Vested and expected to vest at December 31, 2010	11,369	$62.59	3.8	$200

Exercisable at December 31, 2010	7,768	$59.63	2.7	$164

The aggregate intrinsic value of stock options that were exercised during 2010, 2009 and 2008 was $47 million, $51 million and $263 million, respectively. As of December 31, 2010, Devon’s unrecognized compensation cost related to unvested stock options was $65 million. Such cost is expected to be recognized over a weighted-average period of 2.8 years.

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

The following table presents a summary of Devon’s unvested restricted stock awards as of December 31, 2010, including changes during the year then ended.

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
	(In thousands)

Unvested at December 31, 2009	6,165	$69.76
Granted	2,026	$73.19
Vested	(2,619)	$70.56
Forfeited	(261)	$70.94

Unvested at December 31, 2010	5,311	$70.60

The aggregate fair value of restricted stock awards that vested during 2010, 2009 and 2008 was $184 million, $165 million and $185 million, respectively. As of December 31, 2010, Devon’s unrecognized

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost related to unvested restricted stock awards and units was $311 million. Such cost is expected to be recognized over a weighted-average period of 2.8 years.

13.	Restructuring Costs

Employee Severance

In the fourth quarter of 2009, Devon recognized $153 million of estimated employee severance costs associated with the planned divestiture of its offshore assets that was announced in November 2009. This amount was based on estimates of the number of employees that would ultimately be impacted by the divestitures and included amounts related to cash severance costs and accelerated vesting of share-based grants. Of the $153 million total, $105 million related to Devon’s U.S. Offshore operations and the remainder related to its International discontinued operations.

As discussed in Note 5, during 2010 Devon divested all of its U.S. Offshore assets and a significant part of its International assets. As a result of these divestitures and associated employee terminations, Devon decreased its estimate of employee severance costs in 2010 by $31 million. More offshore employees than previously estimated received comparable positions with either the purchaser of the properties or in Devon’s U.S. Onshore operations, and this caused the $31 million decrease to the severance estimate. This decrease includes $27 million related to Devon’s U.S. Offshore operations and $4 million related to its International discontinued operations.

Lease Obligations

As a result of the divestitures discussed above, Devon ceased using certain office space that was subject to non-cancellable operating lease arrangements. Consequently, in 2010, Devon recognized $70 million of restructuring costs that represent the present value of its future obligations under the leases, net of anticipated sublease income. Devon’s estimate of lease obligations was based upon certain key estimates that could change over the term of the leases. These estimates include the estimated sublease income that Devon may receive over the term of the leases, as well as the amount of variable operating costs that Devon will be required to pay under the leases.

Asset Impairments

In 2010, Devon recognized $11 million of asset impairment charges for leasehold improvements and furniture associated with the office space it ceased using.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Presentation

The schedule below summarizes the components of restructuring costs in the accompanying consolidated statements of operations.

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
	(In millions)

Cash severance	$(17)	$1	$(16)	$66	$24	$90
Share-based awards	(10)	(5)	(15)	39	24	63
Lease obligations	70	—	70	—	—	—
Asset impairments	11	—	11	—	—	—
Other	3	—	3	—	—	—

Restructuring costs	$57	$(4)	$53	$105	$48	$153

Amounts related to cash severance and lease obligations are accrued for in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets, while amounts related to accelerated share-based awards are recorded as a reduction to Devon’s additional paid-in capital in the accompanying consolidated balance sheets. The schedule below summarizes activity and liability balances associated with Devon’s restructuring liabilities.

	Other Current Liabilities			Other Long-Term Liabilities
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
	(In millions)

Balance as of December 31, 2008	$—	$—	$—	$—	$—	$—
Cash severance accrual	61	23	84	—	—	—

Balance as of December 31, 2009	61	23	84	—	—	—
Lease obligations incurred	17	—	17	50	—	50
Cash severance paid	(30)	(8)	(38)	—	—	—
Cash severance revision	(17)	1	(16)	—	—	—
Other	—	—	—	1	—	1

Balance as of December 31, 2010	$31	$16	$47	$51	$—	$51

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Interest-Rate and Other Financial Instruments

The following table presents the changes in fair value and cash settlements related to Devon’s interest-rate and other financial instruments presented in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2010	2009	2008
	(In millions)

(Gains) and losses from:
Interest rate swaps — settlements (See Note 3)	$(44)	$(40)	$(1)
Interest rate swaps — fair value changes (See Note 3)	30	(66)	(104)
Chevron common stock	—	—	363
Option embedded in exchangeable debentures	—	—	(109)

Total	$(14)	$(106)	$149

Until October 31, 2008, Devon owned 14.2 million shares of Chevron common stock. These shares were held in connection with debt owed by Devon that contained an exchange option. The exchange option allowed the debt holders, prior to the debt’s maturity of August 15, 2008, to exchange the debt for shares of Chevron common stock owned by Devon. However, Devon had the option to settle any exchanges with cash equal to the market value of Chevron common stock at the time of the exchange. Devon settled remaining exchange requests during 2008 by paying $1.0 billion. On October 31, 2008, Devon transferred its 14.2 million shares of Chevron common stock to Chevron. In exchange, Devon received Chevron’s interest in the Drunkard’s Wash coalbed natural gas field in east-central Utah and $280 million in cash.

15.	Reduction of Carrying Value of Oil and Gas Properties

During 2009 and 2008, Devon reduced the carrying values of certain of its oil and gas properties due to full cost ceiling limitations. A summary of these reductions and additional discussion is provided below.

	Year Ended December 31,
	2009		2008
		After		After
	Gross	Taxes	Gross	Taxes
	(In millions)

United States	$6,408	$4,085	$6,538	$4,168
Canada	—	—	3,353	2,488

Total	$6,408	$4,085	$9,891	$6,656

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Other, net

The components of other, net in the accompanying consolidated statements of operations include the following:

	Year Ended
	December 31,
	2010	2009	2008
	(In millions)

Interest and dividend income	$(13)	$(8)	$(54)
Deep water royalties	—	(84)	—
Hurricane insurance proceeds	—	—	(162)
Other	(32)	24	(1)

Total	$(45)	$(68)	$(217)

Deep water Gulf of Mexico leases issued in certain years by the Minerals Management Service (the “MMS”) contained price thresholds, such that if the market prices for oil or gas exceeded the thresholds for a given year, royalty relief would not be granted for that year. In October 2007, a federal district court ruled in favor of a plaintiff who had challenged the legality of including price thresholds in deep water leases. This judgment was later appealed to the United States Supreme Court, which, in October 2009, declined to review the appellate court’s ruling. The Supreme Court’s decision ended the MMS’s judicial course to enforce the price thresholds. At the time of the Supreme Court’s decision, Devon had $84 million accrued for potential royalties on various deep water leases. Based upon the Supreme Court’s decision, Devon reduced to zero the $84 million loss contingency accrual in 2009.

In 2008, Devon recognized $162 million of excess insurance recoveries for damages suffered in 2005 related to hurricanes that struck the Gulf of Mexico. The excess recoveries resulted from business interruption claims on policies that were in effect when the 2005 hurricanes occurred.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

Income Tax Expense (Benefit)

The earnings (loss) from continuing operations before income taxes and the components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Earnings (loss) from continuing operations before income taxes:
U.S.	$2,943	$(4,961)	$(2,190)
Canada	625	435	(1,970)

Total	$3,568	$(4,526)	$(4,160)

Current income tax expense:
U.S. federal	$244	$45	$258
Various states	16	18	31
Canada and various provinces	256	178	152

Total current tax expense	516	241	441

Deferred income tax expense (benefit):
U.S. federal	781	(1,846)	(875)
Various states	21	(111)	(65)
Canada and various provinces	(83)	(57)	(622)

Total deferred tax expense (benefit)	719	(2,014)	(1,562)

Total income tax expense (benefit)	$1,235	$(1,773)	$(1,121)

The taxes on the results of discontinued operations presented in the accompanying consolidated statements of operations were all related to Devon’s international operations outside North America.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate to earnings (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Expected income tax expense (benefit) based on U.S. statutory tax rate of 35%	$1,249	$(1,584)	$(1,456)
Repatriations and assumed repatriations	144	55	312
State income taxes	31	(99)	(29)
Taxation on Canadian operations	(60)	(31)	227
Other	(129)	(114)	(175)

Total income tax expense (benefit)	$1,235	$(1,773)	$(1,121)

During 2010 and 2009, pursuant to the completed and planned divestitures of its International assets located outside North America, a portion of Devon’s foreign earnings were no longer deemed to be permanently reinvested. Accordingly, Devon recognized deferred tax expense of $144 million and $55 million during 2010 and 2009, respectively, related to assumed repatriations of earnings from certain of its foreign subsidiaries.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, Devon recognized $312 million of additional income tax expense that resulted from two related factors associated with its foreign operations. First, during 2008, Devon repatriated $2.6 billion from certain foreign subsidiaries to the United States. Second, Devon made certain tax policy election changes in the second quarter of 2008 to minimize the taxes it otherwise would pay for the cash repatriations, as well as the taxable gains associated with the sales of assets in West Africa. As a result of the repatriation and tax policy election changes, Devon recognized $295 million of additional current tax expense and $17 million of additional deferred tax expense.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2010	2009
	(In millions)

Deferred tax assets:
Net operating loss carryforwards	$159	$11
Asset retirement obligations	494	474
Pension benefit obligations	133	130
Other	171	133

Total deferred tax assets	957	748

Deferred tax liabilities:
Property and equipment, principally due to nontaxable business combinations, differences in depreciation, and the expensing of intangible drilling costs for tax purposes	(3,130)	(2,315)
Fair value of financial instruments	(70)	(108)
Long-term debt	(198)	(162)
Taxes on unremitted foreign earnings	(211)	(55)
Other	(20)	(7)

Total deferred tax liabilities	(3,629)	(2,647)

Net deferred tax liability	$(2,672)	$(1,899)

As shown in the above table, Devon has recognized $957 million of deferred tax assets as of December 31, 2010. Included in total deferred tax assets is $159 million related to various carryforwards available to offset future income taxes. The carryforwards consist of $538 million of Canadian net operating loss carryforwards, which expire between 2023 and 2030, and $161 million of state net operating loss carryforwards, which expire primarily between 2011 and 2024. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Devon expects the tax benefits from the Canadian net operating loss carryforward to be utilized between 2011 and 2016. Also, Devon expects the tax benefits from the state net operating loss carryforwards to be utilized between 2012 and 2015. Such expectations are based upon current estimates of taxable income during these periods, considering limitations on the annual utilization of these benefits as set forth by tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon’s future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.

As of December 31, 2010, approximately $4.3 billion of Devon’s unremitted earnings from its foreign subsidiaries were deemed to be permanently reinvested. As a result, Devon has not recognized a deferred tax liability for United States income taxes associated with such earnings. If such earnings were to be remitted to the United States, Devon may be subject to United States income taxes and foreign withholding taxes. However, it is not practical to estimate the amount of additional taxes that may be payable due to the inter-relationship of the various factors involved in making such an estimate.

Unrecognized Tax Benefits

The following table presents changes in Devon’s unrecognized tax benefits (in millions).

	2010	2009
	(In millions)

Balance at beginning of year	$272	$260
Tax positions taken in prior periods	40	—
Tax positions taken in current year	5	20
Accrual of interest related to tax positions taken	9	7
Lapse of statute of limitations	(5)	(15)
Settlements	(129)	(5)
Foreign currency translation	2	5

Balance at end of year	$194	$272

Devon’s unrecognized tax benefit balance at December 31, 2010 and 2009 included $27 million and $35 million of interest and penalties, respectively. If recognized, all of Devon’s unrecognized tax benefits as of December 31, 2010 would affect Devon’s effective income tax rate.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities.

Jurisdiction	Tax Years Open

U.S. federal	2005-2010
Various U.S. states	2005-2010
Canada federal	2003-2010
Various Canadian provinces	2003-2010

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

18.	Discontinued Operations

For the three-year period ended December 31, 2010, Devon’s discontinued operations include amounts related to its assets in Azerbaijan, Brazil, China, Angola and other minor International properties. Additionally, during 2008, Devon’s discontinued operations included amounts related to its assets in Egypt and West Africa, including Equatorial Guinea, Cote d’Ivoire, Gabon and other countries in the region, until they were sold.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues related to Devon’s discontinued operations totaled $693 million, $945 million and $1,702 million during 2010, 2009 and 2008, respectively. Earnings from discontinued operations before income taxes totaled $2,385 million, $322 million and $1,258 million during 2010, 2009 and 2008, respectively. Earnings before income taxes in each of these years were largely impacted by gains on the divestiture transactions. The following table presents the gains on the divestitures by year.

	Year Ended December 31,
	2010		2009		2008
		After		After		After
	Gross	Taxes	Gross	Taxes	Gross	Taxes
	(In millions)

Azerbaijan	$1,543	$1,524	$—	$—	$—	$—
China — Panyu	308	235	—	—	—	—
Equatorial Guinea	—	—	—	—	619	544
Gabon	—	—	—	—	117	122
Cote d’Ivoire	—	—	17	17	83	95
Other	(33)	(27)	—	—	—	8

Total	$1,818	$1,732	$17	$17	$819	$769

The following table presents the main classes of assets and liabilities associated with Devon’s discontinued operations.

	December 31,
	2010	2009
	(In millions)

Cash and cash equivalents	$424	$365
Accounts receivable	43	165
Other current assets	96	127

Current assets	$563	$657

Property and equipment, net	$848	$1,099
Goodwill	—	68
Other long-term assets	11	83

Total long-term assets	$859	$1,250

Accounts payable	$260	$158
Other current liabilities	45	76

Current liabilities	$305	$234

Asset retirement obligations	$24	$109
Deferred income taxes	2	101
Other liabilities	—	3

Long-term liabilities	$26	$213

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reductions of Carrying Value of Oil and Gas Properties

During 2009 and 2008, Devon reduced the carrying values of certain of its oil and gas properties that are now held for sale. These reductions primarily resulted from full cost ceiling limitations. A summary of these reductions and additional discussion is provided below.

	Year Ended December 31,
	2009		2008
		After		After
	Gross	Taxes	Gross	Taxes
	(In millions)		(In millions)

Brazil	$103	$103	$437	$437
Other	6	2	57	28

Total	$109	$105	$494	$465

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

19.	Earnings (Loss) Per Share

The following table reconciles earnings from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings (loss) per share. Because a net loss from continuing operations was incurred during 2009 and 2008, the dilutive shares produce an antidilutive net loss per share result.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, the diluted loss per share from continuing operations reported in the accompanying 2009 and 2008 consolidated statements of operations are the same as the basic loss per share amounts.

			Earnings
	Earnings	Common	(Loss)
	(Loss)	Shares	per Share
	(In millions, except per share amounts)

Year Ended December 31, 2010:
Earnings from continuing operations	$2,333	440
Attributable to participating securities	(26)	(5)

Basic earnings per share	2,307	435	$5.31
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	1

Diluted earnings per share	$2,307	436	$5.29

Year Ended December 31, 2009:
Loss from continuing operations	$(2,753)	444
Attributable to participating securities	31	(5)

Basic and diluted loss per share	$(2,722)	439	$(6.20)

Year Ended December 31, 2008:
Loss from continuing operations	$(3,039)	444
Attributable to participating securities	31	(5)
Less preferred stock dividends	(5)

Basic and diluted loss per share	$(3,013)	439	$(6.86)

Certain options to purchase shares of Devon’s common stock were excluded from the dilution calculations because the options were antidilutive. These excluded options totaled 6 million, 9 million and 5 million in 2010, 2009 and 2008, respectively.

20.	Segment Information

Devon manages its North American onshore operations through six distinct operating segments, or divisions, which are defined primarily by geographic areas. For financial reporting purposes, Devon aggregates its United States divisions into one reporting segment due to the similar nature of the businesses. However, Devon’s Canadian and International divisions are reported as separate reporting segments primarily due to significant differences in the respective regulatory environments.

Devon’s segments are all primarily engaged in oil and gas producing activities, and certain information regarding such activities for each segment is included in Note 22. Following is certain financial information regarding Devon’s segments for 2010, 2009 and 2008. The revenues reported are all from external customers.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	International	Total
	(In millions)

As of December 31, 2010:
Current assets	$2,473	$2,519	$563	$5,555
Property and equipment, net	12,379	7,273	—	19,652
Goodwill	3,046	3,034	—	6,080
Other assets	422	359	859	1,640

Total assets	$18,320	$13,185	$1,422	$32,927

Current liabilities	$1,701	$2,577	$305	$4,583
Long-term debt	2,502	1,317	—	3,819
Asset retirement obligations	566	857	—	1,423
Other liabilities	1,005	62	26	1,093
Deferred income taxes	1,571	1,185	—	2,756
Stockholders’ equity	10,975	7,187	1,091	19,253

Total liabilities and stockholders’ equity	$18,320	$13,185	$1,422	$32,927

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	Total
	(In millions)

Year Ended December 31, 2010:
Revenues:
Oil, gas and NGL sales	$4,742	$2,520	$7,262
Oil, gas and NGL derivatives	809	2	811
Marketing and midstream revenues	1,742	125	1,867

Total revenues	7,293	2,647	9,940

Expenses and other, net:
Lease operating expenses	892	797	1,689
Taxes other than income taxes	341	39	380
Marketing and midstream operating costs and expenses	1,256	101	1,357
Depreciation, depletion and amortization of oil and gas properties	998	677	1,675
Depreciation and amortization of non-oil and gas properties	231	24	255
Accretion of asset retirement obligations	42	50	92
General and administrative expenses	433	130	563
Restructuring costs	57	—	57
Interest expense	159	204	363
Interest-rate and other financial instruments	(14)	—	(14)
Other, net	(45)	—	(45)

Total expenses and other, net	4,350	2,022	6,372

Earnings from continuing operations before income taxes	2,943	625	3,568
Income tax expense (benefit):
Current	260	256	516
Deferred	802	(83)	719

Total income tax expense	1,062	173	1,235

Earnings from continuing operations	$1,881	$452	$2,333

Capital expenditures, before revision of future asset retirement obligations	$4,935	$1,985	$6,920
Revision of future asset retirement obligations	72	122	194

Capital expenditures, continuing operations	$5,007	$2,107	$7,114

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	International	Total
	(In millions)

As of December 31, 2009:
Current assets	$1,449	$886	$657	$2,992
Property and equipment, net	13,199	5,568	—	18,767
Goodwill	3,046	2,884	—	5,930
Other assets	674	73	1,250	1,997

Total assets	$18,368	$9,411	$1,907	$29,686

Current liabilities	$2,993	$575	$234	$3,802
Long-term debt	2,866	2,981	—	5,847
Asset retirement obligations	754	664	—	1,418
Other liabilities	890	47	213	1,150
Deferred income taxes	860	1,039	—	1,899
Stockholders’ equity	10,005	4,105	1,460	15,570

Total liabilities and stockholders’ equity	$18,368	$9,411	$1,907	$29,686

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	Total
	(In millions)

Year Ended December 31, 2009:
Revenues:
Oil, gas and NGL sales	$3,958	$2,139	$6,097
Oil, gas and NGL derivatives	382	2	384
Marketing and midstream revenues	1,498	36	1,534

Total revenues	5,838	2,177	8,015

Expenses and other, net:
Lease operating expenses	997	673	1,670
Taxes other than income taxes	278	36	314
Marketing and midstream operating costs and expenses	1,004	18	1,022
Depreciation, depletion and amortization of oil and gas properties	1,247	585	1,832
Depreciation and amortization of non-oil and gas properties	251	25	276
Accretion of asset retirement obligations	53	38	91
General and administrative expenses	529	119	648
Restructuring costs	105	—	105
Interest expense	125	224	349
Interest-rate and other financial instruments	(106)	—	(106)
Reduction of carrying value of oil and gas properties	6,408	—	6,408
Other, net	(92)	24	(68)

Total expenses and other, net	10,799	1,742	12,541

(Loss) earnings from continuing operations before income taxes	(4,961)	435	(4,526)
Income tax (benefit) expense:
Current	63	178	241
Deferred	(1,957)	(57)	(2,014)

Total income tax (benefit) expense	(1,894)	121	(1,773)

(Loss) earnings from continuing operations	$(3,067)	$314	$(2,753)

Capital expenditures, before revision of future asset retirement obligations	$3,536	$1,114	$4,650
Revision of future asset retirement obligations	48	(15)	33

Capital expenditures, continuing operations	$3,584	$1,099	$4,683

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S.	Canada	Total
	(In millions)

Year Ended December 31, 2008:
Revenues:
Oil, gas and NGL sales	$8,206	$3,514	$11,720
Oil, gas and NGL derivatives	(154)	—	(154)
Marketing and midstream revenues	2,247	45	2,292

Total revenues	10,299	3,559	13,858

Expenses and other, net:
Lease operating expenses	1,075	776	1,851
Taxes other than income taxes	438	38	476
Marketing and midstream operating costs and expenses	1,593	18	1,611
Depreciation, depletion and amortization of oil and gas properties	1,998	950	2,948
Depreciation and amortization of non-oil and gas properties	229	26	255
Accretion of asset retirement obligations	42	38	80
General and administrative expenses	513	132	645
Interest expense	117	212	329
Interest-rate and other financial instruments	149	—	149
Reduction of carrying value of oil and gas properties	6,538	3,353	9,891
Other, net	(203)	(14)	(217)

Total expenses and other, net	12,489	5,529	18,018

Loss from continuing operations before income taxes	(2,190)	(1,970)	(4,160)
Income tax (benefit) expense:
Current	289	152	441
Deferred	(940)	(622)	(1,562)

Total income tax benefit	(651)	(470)	(1,121)

Loss from continuing operations	$(1,539)	$(1,500)	$(3,039)

Capital expenditures, before revision of future asset retirement obligations	$8,313	$1,639	$9,952
Revision of future asset retirement obligations	152	73	225

Capital expenditures, continuing operations	$8,465	$1,712	$10,177

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Supplemental Information to Statements of Cash Flows

Information related to Devon’s cash flows are presented below:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net decrease (increase) in working capital:
Decrease in accounts receivable	$23	$142	$187
Decrease (increase) in other current assets	21	212	(46)
Increase (decrease) in accounts payable	37	(91)	159
Increase in revenues and royalties due to others	48	—	11
Decrease in income taxes payable	(203)	(48)	(309)
Decrease in other current liabilities	(199)	(66)	(209)

Net (increase) decrease in working capital	$(273)	$149	$(207)

Supplementary cash flow data — total operations:
Interest paid (net of capitalized interest)	$359	$314	$336
Income taxes paid	$955	$68	$1,436
Noncash investing activity — exchange of investment in Chevron common stock for oil and gas properties	$—	$—	$610

22.	Supplemental Information on Oil and Gas Operations (Unaudited)

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

Costs Incurred

The following tables reflect the costs incurred in oil and gas property acquisition, exploration, and development activities.

	Year Ended December 31, 2010
	U.S.	U.S.	Total		North
	Onshore	Offshore	U.S.	Canada	America
	(In millions)

Property acquisition costs:
Proved properties	$29	$—	$29	$4	$33
Unproved properties	592	2	594	590	1,184
Exploration costs	339	89	428	260	688
Development costs	3,126	297	3,423	1,216	4,639

Costs incurred	$4,086	$388	$4,474	$2,070	$6,544

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	U.S.	U.S.	Total		North
	Onshore	Offshore	U.S.	Canada	America
	(In millions)

Property acquisition costs:
Proved properties	$17	$—	$17	$18	$35
Unproved properties	52	11	63	72	135
Exploration costs	122	260	382	152	534
Development costs	2,011	537	2,548	835	3,383

Costs incurred	$2,202	$808	$3,010	$1,077	$4,087

	Year Ended December 31, 2008
	U.S.	U.S.	Total		North
	Onshore	Offshore	U.S.	Canada	America
	(In millions)

Property acquisition costs:
Proved properties	$822	$—	$822	$—	$822
Unproved properties	1,226	185	1,411	352	1,763
Exploration costs	206	638	844	173	1,017
Development costs	4,182	551	4,733	1,131	5,864

Costs incurred	$6,436	$1,374	$7,810	$1,656	$9,466

Pursuant to the full cost method of accounting, Devon capitalizes certain of its general and administrative expenses that are related to property acquisition, exploration and development activities. Such capitalized expenses, which are included in the costs shown in the preceding tables, were $311 million, $332 million and $337 million in the years 2010, 2009 and 2008, respectively. Also, Devon capitalizes interest costs incurred and attributable to unproved oil and gas properties and major development projects of oil and gas properties. Capitalized interest expenses, which are included in the costs shown in the preceding tables, were $37 million, $74 million and $71 million in the years 2010, 2009 and 2008, respectively.

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

	Year Ended December 31, 2010
	United States	Canada	North America
	(In millions)

Oil, gas and NGL sales	$4,742	$2,520	$7,262
Lease operating expenses	(892)	(797)	(1,689)
Taxes other than income taxes	(319)	(40)	(359)
Depreciation, depletion and amortization	(998)	(677)	(1,675)
Accretion of asset retirement obligations	(42)	(50)	(92)
General and administrative expenses	(133)	(83)	(216)
Income tax expense	(849)	(246)	(1,095)

Results of operations	$1,509	$627	$2,136

Depreciation, depletion and amortization per Boe	$6.11	$10.51	$7.36

	Year Ended December 31, 2009
	United States	Canada	North America
	(In millions)

Oil, gas and NGL sales	$3,958	$2,139	$6,097
Lease operating expenses	(997)	(673)	(1,670)
Taxes other than income taxes	(258)	(35)	(293)
Depreciation, depletion and amortization	(1,247)	(585)	(1,832)
Accretion of asset retirement obligations	(53)	(38)	(91)
General and administrative expenses	(145)	(74)	(219)
Reduction of carrying value of oil and gas properties	(6,408)	—	(6,408)
Income tax benefit (expense)	1,800	(210)	1,580

Results of operations	$(3,350)	$524	$(2,836)

Depreciation, depletion and amortization per Boe	$7.47	$8.84	$7.86

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	United States	Canada	North America
	(In millions)

Oil, gas and NGL sales	$8,206	$3,514	$11,720
Lease operating expenses	(1,075)	(776)	(1,851)
Taxes other than income taxes	(420)	(37)	(457)
Depreciation, depletion and amortization	(1,998)	(950)	(2,948)
Accretion of asset retirement obligations	(42)	(38)	(80)
General and administrative expenses	(148)	(87)	(235)
Reduction of carrying value of oil and gas properties	(6,538)	(3,353)	(9,891)
Income tax benefit	719	405	1,124

Results of operations	$(1,296)	$(1,322)	$(2,618)

Depreciation, depletion and amortization per Boe	$12.31	$15.59	$13.20

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proved Reserves

The following tables present Devon’s estimated proved developed and proved undeveloped reserves by product for each significant country for the three years ended December 31, 2010. The significant changes in Devon’s reserves are discussed following the tables.

	Oil (MMBbls)
	U.S.	U.S.	Total		North
	Onshore	Offshore	U.S.	Canada	America

Proved developed and undeveloped reserves:
December 31, 2007	131	39	170	388	558
Revisions due to prices	(17)	(3)	(20)	(349)	(369)
Revisions other than price	2	3	5	2	7
Extensions and discoveries	11	1	12	120	132
Purchase of reserves	18	—	18	—	18
Production	(11)	(6)	(17)	(22)	(39)
Sale of reserves	(1)	—	(1)	(5)	(6)

December 31, 2008	133	34	167	134	301
Revisions due to prices	9	2	11	291	302
Revisions other than price	—	1	1	(8)	(7)
Extensions and discoveries	9	2	11	122	133
Purchase of reserves	—	—	—	—	—
Production	(12)	(5)	(17)	(25)	(42)
Sale of reserves	—	(1)	(1)	—	(1)

December 31, 2009	139	33	172	514	686
Revisions due to prices	4	1	5	(24)	(19)
Revisions other than price	2	2	4	9	13
Extensions and discoveries	19	1	20	59	79
Purchase of reserves	—	—	—	—	—
Production	(14)	(2)	(16)	(25)	(41)
Sale of reserves	(2)	(35)	(37)	—	(37)

December 31, 2010	148	—	148	533	681

Proved developed reserves as of:
December 31, 2007	122	26	148	195	343
December 31, 2008	111	22	133	110	243
December 31, 2009	119	21	140	149	289
December 31, 2010	131	—	131	126	257
Proved undeveloped reserves as of:
December 31, 2007	9	13	22	193	215
December 31, 2008	22	12	34	24	58
December 31, 2009	20	12	32	365	397
December 31, 2010	17	—	17	407	424

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gas (Bcf)
	U.S.	U.S.	Total		North
	Onshore	Offshore	U.S.	Canada	America

Proved developed and undeveloped reserves:
December 31, 2007	6,765	378	7,143	1,844	8,987
Revisions due to prices	(367)	(2)	(369)	(219)	(588)
Revisions other than price	85	21	106	(12)	94
Extensions and discoveries	1,916	50	1,966	111	2,077
Purchase of reserves	250	—	250	2	252
Production	(669)	(57)	(726)	(212)	(938)
Sale of reserves	(1)	—	(1)	(4)	(5)

December 31, 2008	7,979	390	8,369	1,510	9,879
Revisions due to prices	(661)	(4)	(665)	(29)	(694)
Revisions other than price	119	(62)	57	(14)	43
Extensions and discoveries	1,387	64	1,451	67	1,518
Purchase of reserves	1	—	1	6	7
Production	(698)	(45)	(743)	(223)	(966)
Sale of reserves	—	(1)	(1)	(29)	(30)

December 31, 2009	8,127	342	8,469	1,288	9,757
Revisions due to prices	449	2	451	21	472
Revisions other than price	105	(26)	79	(17)	62
Extensions and discoveries	1,088	7	1,095	131	1,226
Purchase of reserves	12	—	12	9	21
Production	(699)	(17)	(716)	(214)	(930)
Sale of reserves	(17)	(308)	(325)	—	(325)

December 31, 2010	9,065	—	9,065	1,218	10,283

Proved developed reserves as of:
December 31, 2007	5,547	196	5,743	1,506	7,249
December 31, 2008	6,469	212	6,681	1,357	8,038
December 31, 2009	6,447	185	6,632	1,213	7,845
December 31, 2010	7,280	—	7,280	1,144	8,424
Proved undeveloped reserves as of:
December 31, 2007	1,218	182	1,400	338	1,738
December 31, 2008	1,510	178	1,688	153	1,841
December 31, 2009	1,680	157	1,837	75	1,912
December 31, 2010	1,785	—	1,785	74	1,859

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Natural Gas Liquids (MMBbls)
	U.S.	U.S.	Total		North
	Onshore	Offshore	U.S.	Canada	America

Proved developed and undeveloped reserves:
December 31, 2007	281	1	282	39	321
Revisions due to prices	(18)	—	(18)	(2)	(20)
Revisions other than price	5	1	6	—	6
Extensions and discoveries	65	—	65	2	67
Purchase of reserves	6	—	6	—	6
Production	(24)	—	(24)	(4)	(28)
Sale of reserves	—	—	—	—	—

December 31, 2008	315	2	317	35	352
Revisions due to prices	(11)	—	(11)	2	(9)
Revisions other than price	36	1	37	—	37
Extensions and discoveries	70	—	70	1	71
Purchase of reserves	—	—	—	—	—
Production	(25)	(1)	(26)	(4)	(30)
Sale of reserves	—	—	—	—	—

December 31, 2009	385	2	387	34	421
Revisions due to prices	14	—	14	(1)	13
Revisions other than price	13	3	16	(1)	15
Extensions and discoveries	68	—	68	2	70
Purchase of reserves	—	—	—	—	—
Production	(28)	—	(28)	(4)	(32)
Sale of reserves	(3)	(5)	(8)	—	(8)

December 31, 2010	449	—	449	30	479

Proved developed reserves as of:
December 31, 2007	243	1	244	30	274
December 31, 2008	260	1	261	31	292
December 31, 2009	293	1	294	32	326
December 31, 2010	353	—	353	28	381
Proved undeveloped reserves as of:
December 31, 2007	38	—	38	9	47
December 31, 2008	55	1	56	4	60
December 31, 2009	92	1	93	2	95
December 31, 2010	96	—	96	2	98

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total (MMBoe)(1)
	U.S.	U.S.	Total		North
	Onshore	Offshore	U.S.	Canada	America

Proved developed and undeveloped reserves:
December 31, 2007	1,539	103	1,642	734	2,376
Revisions due to prices	(97)	(3)	(100)	(387)	(487)
Revisions other than price	21	7	28	—	28
Extensions and discoveries	395	10	405	141	546
Purchase of reserves	66	—	66	—	66
Production	(146)	(16)	(162)	(61)	(223)
Sale of reserves	(1)	—	(1)	(6)	(7)

December 31, 2008	1,777	101	1,878	421	2,299
Revisions due to prices	(113)	1	(112)	289	177
Revisions other than price	57	(8)	49	(11)	38
Extensions and discoveries	311	12	323	135	458
Purchase of reserves	—	—	—	1	1
Production	(154)	(13)	(167)	(66)	(233)
Sale of reserves	—	(1)	(1)	(6)	(7)

December 31, 2009	1,878	92	1,970	763	2,733
Revisions due to prices	92	1	93	(21)	72
Revisions other than price	32	1	33	5	38
Extensions and discoveries	269	2	271	83	354
Purchase of reserves	2	—	2	2	4
Production	(158)	(5)	(163)	(65)	(228)
Sale of reserves	(8)	(91)	(99)	(1)	(100)

December 31, 2010	2,107	—	2,107	766	2,873

Proved developed reserves as of:
December 31, 2007	1,290	59	1,349	476	1,825
December 31, 2008	1,449	59	1,508	367	1,875
December 31, 2009	1,486	53	1,539	383	1,922
December 31, 2010	1,696	—	1,696	346	2,042
Proved undeveloped reserves as of:
December 31, 2007	249	44	293	258	551
December 31, 2008	328	42	370	54	424
December 31, 2009	392	39	431	380	811
December 31, 2010	411	—	411	420	831

(1)	Gas reserves are converted to Boe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to Boe on a one-to-one basis with oil.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Price Revisions

2010 — Reserves increased 72 MMBoe due to higher gas prices, partially offset by the effect of higher oil prices. The higher oil prices increased Devon’s Canadian royalty burden, which reduced Devon’s oil reserves. Of the 72 MMBoe price revisions, 43 MMBoe related to the Barnett Shale in north Texas and 22 MMBoe related to the Rocky Mountain area.

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

2008 — Due to significantly lower oil, gas and NGL prices as of December 31, 2008 compared to December 31, 2007, 487 MMBoe of reserves were not considered proved as of December 31, 2008. Of the 487 MMBoe price revisions, 331 MMBoe related to Jackfish.

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

Revisions Other Than Price

Total revisions other than price for 2010, 2009 and 2008 primarily related to Devon’s drilling and development in the Barnett Shale.

Extensions and Discoveries

2010 — Of the 354 MMBoe of 2010 extensions and discoveries, 101 MMBoe related to the Cana-Woodford Shale in western Oklahoma, 87 MMBoe related to the Barnett Shale, 55 MMBoe related to Jackfish, 19 MMBoe related to the Permian Basin, 15 MMBoe related to the Rocky Mountain area and 14 MMBoe related to the Carthage area in east Texas.

The 2010 extensions and discoveries included 107 MMBoe related to additions from Devon’s infill drilling activities, including 43 MMBoe at the Barnett Shale and 47 MMBoe at the Cana-Woodford Shale.

2009 — Of the 458 MMBoe of 2009 extensions and discoveries, 204 MMBoe related to the Barnett Shale, 118 MMBoe related to Jackfish, 49 MMBoe related to the Cana-Woodford Shale, 14 MMBoe related to the Rocky Mountain area, 11 MMBoe related to Deepwater Production in the Gulf, 8 MMBoe related to the Carthage conventional area, and 7 MMBoe related to the Haynesville Shale area in east Texas.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase of Reserves

The 2008 total included 34 MMBoe located in Utah and 27 MMBoe located in the Permian Basin.

Sale of Reserves

The 2010 total primarily relates to the divestiture of Devon’s Gulf of Mexico properties.

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

Prepared and Audited Reserves

Set forth below is a summary of the reserves that were evaluated, either by preparation or audit, by independent petroleum consultants for each of the years ended 2010, 2009 and 2008.

	2010		2009		2008
	Prepared	Audited	Prepared	Audited	Prepared	Audited

U.S. Onshore	—	94%	—	93%	—	92%
U.S. Offshore	N/A	N/A	100%	—	100%	—
U.S.	—	94%	5%	89%	5%	87%
Canada	—	89%	—	91%	—	78%
North America	—	93%	3%	89%	4%	85%

N/A Not applicable — Devon sold its U.S. Offshore properties during 2010.

“Prepared” reserves are those quantities of reserves that were prepared by an independent petroleum consultant. “Audited” reserves are those quantities of reserves that were estimated by Devon employees and audited by an independent petroleum consultant. The Society of Petroleum Engineers’ definition of an audit is an examination of a company’s proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

In 2010, the U.S. reserves were evaluated by the independent petroleum consultants of LaRoche Petroleum Consultants, Ltd. In 2009 and 2008, the U.S. reserves were evaluated by the independent petroleum

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consultants of LaRoche Petroleum Consultants, Ltd. and Ryder Scott Company, L.P. The Canadian reserves were evaluated by the independent petroleum consultants of AJM Petroleum Consultants in each of the years presented.

Standardized Measure

The tables below reflect the standardized measure of discounted future net cash flows related to Devon’s interest in proved reserves.

	Year Ended December 31, 2010
	United States	Canada	North America
	(In millions)

Future cash inflows	$58,093	$35,948	$94,041
Future costs:
Development	(6,220)	(4,526)	(10,746)
Production	(24,223)	(12,249)	(36,472)
Future income tax expense	(8,643)	(4,209)	(12,852)

Future net cash flows	19,007	14,964	33,971
10% discount to reflect timing of cash flows	(10,164)	(7,455)	(17,619)

Standardized measure of discounted future net cash flows	$8,843	$7,509	$16,352

	Year Ended December 31, 2009
	United States	Canada	North America
	(In millions)

Future cash inflows	$44,571	$28,442	$73,013
Future costs:
Development	(6,814)	(4,132)	(10,946)
Production	(22,184)	(9,847)	(32,031)
Future income tax expense	(3,572)	(3,408)	(6,980)

Future net cash flows	12,001	11,055	23,056
10% discount to reflect timing of cash flows	(6,121)	(5,532)	(11,653)

Standardized measure of discounted future net cash flows	$5,880	$5,523	$11,403

	Year Ended December 31, 2008
	United States	Canada	North America
	(In millions)

Future cash inflows	$51,284	$11,459	$62,743
Future costs:
Development	(6,887)	(1,623)	(8,510)
Production	(24,113)	(5,742)	(29,855)
Future income tax expense	(5,585)	(942)	(6,527)

Future net cash flows	14,699	3,152	17,851
10% discount to reflect timing of cash flows	(7,318)	(1,140)	(8,458)

Standardized measure of discounted future net cash flows	$7,381	$2,012	$9,393

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future cash inflows, development costs and production costs were computed using the same assumptions for prices and costs that were used to estimate Devon’s proved oil and gas reserves at the end of each year. For 2010, the prices averaged $59.94 per barrel of oil, $3.73 per Mcf of gas and $31.11 per barrel of natural gas liquids. Of the $10,746 million of future development costs as of the end of 2010, $1,418 million, $1,447 million and $972 million are estimated to be spent in 2011, 2012 and 2013, respectively.

Future development costs include not only development costs, but also future dismantlement, abandonment and rehabilitation costs. Included as part of the $10,746 million of future development costs are $2,263 million of future dismantlement, abandonment and rehabilitation costs.

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

The principal changes in the standardized measure of discounted future net cash flows attributable to Devon’s proved reserves are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Beginning balance	$11,403	$9,393	$20,582
Oil, gas and NGL sales, net of production costs	(4,982)	(3,915)	(9,177)
Net changes in prices and production costs	7,423	(1,672)	(13,839)
Extensions and discoveries, net of future development costs	3,048	2,378	1,729
Purchase of reserves, net of future development costs	23	6	214
Development costs incurred that reduced future development costs	1,559	1,012	1,660
Revisions of quantity estimates	287	4,051	(1,294)
Sales of reserves in place	(815)	(37)	(2)
Accretion of discount	1,487	1,281	2,894
Net change in income taxes	(2,663)	(51)	4,934
Other, primarily changes in timing and foreign exchange rates	(418)	(1,043)	1,692

Ending balance	$16,352	$11,403	$9,393

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Supplemental Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2010 and 2009.

	2010
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions, except per share amounts)

Revenues	$3,220	$2,232	$2,353	$2,135	$9,940

Earnings from continuing operations before income taxes	$1,588	$613	$699	$668	$3,568
Earnings from continuing operations	$1,074	$352	$429	$478	$2,333
Earnings from discontinued operations	118	354	1,661	84	2,217

Net earnings	$1,192	$706	$2,090	$562	$4,550

Basic net earnings per common share:
Earnings from continuing operations	$2.40	$0.79	$0.99	$1.10	$5.31
Earnings from discontinued operations	0.27	0.80	3.82	0.20	5.04

Net earnings	$2.67	$1.59	$4.81	$1.30	$10.35

Diluted net earnings per common share:
Earnings from continuing operations	$2.39	$0.79	$0.98	$1.10	$5.29
Earnings from discontinued operations	0.27	0.79	3.81	0.19	5.02

Net earnings	$2.66	$1.58	$4.79	$1.29	$10.31

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions, except per share amounts)

Revenues	$1,900	$1,822	$1,848	$2,445	$8,015

(Loss) earnings from continuing operations before income taxes	$(6,162)	$299	$471	$866	$(4,526)
(Loss) earnings from continuing operations	$(3,882)	$190	$382	$557	$(2,753)
(Loss) earnings from discontinued operations	(77)	124	117	110	274

Net (loss) earnings	$(3,959)	$314	$499	$667	$(2,479)

Basic net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(8.74)	$0.43	$0.86	$1.25	$(6.20)
(Loss) earnings from discontinued operations	(0.18)	0.28	0.27	0.25	0.62

Net (loss) earnings	$(8.92)	$0.71	$1.13	$1.50	$(5.58)

Diluted net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(8.74)	$0.42	$0.86	$1.25	$(6.20)
(Loss) earnings from discontinued operations	(0.18)	0.28	0.26	0.24	0.62

Net (loss) earnings	$(8.92)	$0.70	$1.12	$1.49	$(5.58)

Earnings (Loss) from Continuing Operations

The third quarter of 2010 includes restructuring costs that relate to Devon’s offshore asset divestitures and total $63 million ($40 million after income taxes, or $0.09 per diluted share).

The first quarter of 2009 includes a reduction of the carrying values of United States oil and gas properties totaling $6,408 million ($4,085 million after income taxes, or $9.20 per diluted share).

The fourth quarter of 2009 includes restructuring costs that relate to Devon’s planned asset divestitures and total $105 million ($67 million after income taxes, or $0.15 per diluted share).

Earnings (Loss) from Discontinued Operations

The second quarter of 2010 includes the divestiture of our Panyu operations in China and the related gain was $308 million ($235 million after income taxes, or $0.52 per diluted share).

The third quarter of 2010 includes the divestiture of our Azerbaijan operations and the related gain was $1.541 million ($1.522 million after income taxes, or $3.49 per diluted share).

The first quarter of 2009 includes reductions of the carrying values of oil and gas properties totaling $109 million ($105 million after income taxes, or $0.24 per diluted share).

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

Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2010 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Devon’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Devon, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Devon’s management, including our principal executive and principal financial officers, Devon conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, which was completed on February 21, 2011, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of Devon’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm who audited Devon’s consolidated financial statements as of and for the year ended December 31, 2010, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There was no change in Devon’s internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

Item 9B.	Other Information

Danny Heatly, our Senior Vice President, Accounting and Chief Accounting Officer, has notified Devon of his retirement, effective March 4, 2011. In connection with Mr. Heatly’s retirement, Mr. Heatly and Devon entered into a Retirement Agreement, dated February 23, 2011 (the “Retirement Agreement”), in which Devon agreed to provide continued vesting of Mr. Heatly’s outstanding equity awards and Mr. Heatly made certain representations and covenants in favor of Devon. The Retirement Agreement is attached as Exhibit 10.21 to this Annual Report on Form 10-K.

Following Mr. Heatly’s retirement, Jeffrey A. Agosta, 43, Devon’s Executive Vice President and Chief Financial Officer will also serve as principal accounting officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated hereby by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 2011.

Item 11.	Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 2011.

Item 14.	Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 2011.

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

3. Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of January 6, 2009, among Devon Energy Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several Underwriters named therein (incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on January 9, 2009).
2.1	Agreement and Plan of Merger, dated as of February 23, 2003, by and among Registrant, Devon NewCo Corporation, and Ocean Energy, Inc. (incorporated by reference to Registrant’s Amendment No. 1 to Form S-4 Registration No. 333-103679, filed March 20, 2003).
2.2	Amended and Restated Agreement and Plan of Merger, dated as of August 13, 2001, by and among Registrant, Devon NewCo Corporation, Devon Holdco Corporation, Devon Merger Corporation, Mitchell Merger Corporation and Mitchell Energy & Development Corp. (incorporated by reference to Annex A to Registrant’s Joint Proxy Statement/Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30, 2001).
2.3	Offer to Purchase for Cash and Directors’ Circular dated September 6, 2001 (incorporated by reference to Registrant’s and Devon Acquisition Corporation’s Schedule 14D-1F filing, filed September 6, 2001).
2.4	Pre-Acquisition Agreement, dated as of August 31, 2001, between Registrant and Anderson Exploration Ltd. (incorporated by reference to Exhibit 2.2 to Registrant’s Registration Statement on Form S-4, File No. 333-68694 as filed September 14, 2001).
2.5	Amendment No. One, dated as of July 11, 2000, to Agreement and Plan of Merger by and among Registrant, Devon Merger Co. and Santa Fe Snyder Corporation dated as of May 25, 2000 (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on July 12, 2000).
2.6	Amended and Restated Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Oklahoma), Devon Oklahoma Corporation and PennzEnergy Company dated as of May 19, 1999 (incorporated by reference to Exhibit 2.1 to Registrant’s Form S-4, File No. 333-82903).
3.1	Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K filed on March 7, 2005).
3.2	Registrant’s Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed on August 7, 2008).
3.3	Registrant’s Bylaws (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 6, 2009).
4.1	Indenture, dated as of March 1, 2002, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to senior debt securities issuable by Registrant (the “Senior Indenture”) (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed April 9, 2002).
4.2	Supplemental Indenture No. 1, dated as of March 25, 2002, to Indenture dated as of March 1, 2002, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7.95% Senior Debentures due 2032 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on April 9, 2002).

Exhibit No.	Description

4.3	Supplemental Indenture No. 3, dated as of January 9, 2009, to Indenture dated as of March 1, 2002, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.625% Senior Notes due 2014 and the 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on January 9, 2009).
4.4	Indenture dated as of October 3, 2001, by and among Devon Financing Corporation, U.L.C. as Issuer, Registrant as Guarantor, and The Bank of New York Mellon Trust Company, N.A., originally The Chase Manhattan Bank, as Trustee, relating to the 6.875% Senior Notes due 2011 and the 7.875% Debentures due 2031 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-4, File No. 333-68694 as filed October 31, 2001).
4.5	Indenture dated as of July 8, 1998 among Devon OEI Operating, Inc. (as successor by merger to Ocean Energy, Inc.), its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 10.24 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058)).
4.6	First Supplemental Indenture, dated March 30, 1999 to Indenture dated as of July 8, 1998 among Devon OEI Operating, Inc. (as successor by merger to Ocean Energy, Inc.), its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 4.5 to Ocean Energy, Inc.’s Form 10-Q for the period ended March 31, 1999).
4.7	Second Supplemental Indenture, dated as of May 9, 2001 to Indenture dated as of July 8, 1998 among Devon OEI Operating, Inc. (as successor by merger to Ocean Energy, Inc.), its Subsidiary Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 99.2 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2001).
4.8	Third Supplemental Indenture, dated January 23, 2006 to Indenture dated as of July 8, 1998 among Devon OEI Operating, Inc. as Issuer, Devon Energy Production Company, L.P. as Successor Guarantor, and Wells Fargo Bank Minnesota, N.A., as Trustee, relating to the 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 4.23 of Registrant’s Form 10-K for the year ended December 31, 2005).
4.9	Senior Indenture dated September 1, 1997, among Devon OEI Operating, Inc. (as successor by merger to Ocean Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Specimen of 7.50% Senior Notes (incorporated by reference to Exhibit 4.4 to Ocean Energy’s Annual Report on Form 10-K for the year ended December 31, 1997)).
4.10	First Supplemental Indenture, dated as of March 30, 1999 to Senior Indenture dated as of September 1, 1997, among Devon OEI Operating, Inc. (as successor by merger to Ocean Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7.50% Senior Notes Due 2027 (incorporated by reference to Exhibit 4.10 to Ocean Energy’s Form 10-Q for the period ended March 31, 1999).
4.11	Second Supplemental Indenture, dated as of May 9, 2001 to Senior Indenture dated as of September 1, 1997, among Devon OEI Operating, Inc. (as successor by merger to Ocean Energy, Inc.), its Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7.50% Senior Notes Due 2027 (incorporated by reference to Exhibit 99.4 to Ocean Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2001).
4.12	Third Supplemental Indenture, dated December 31, 2005 to Senior Indenture dated as of September 1, 1997, among Devon OEI Operating, Inc. as Issuer, Devon Energy Production Company, L.P. as Successor Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7.50% Senior Notes Due 2027 (incorporated by reference to Exhibit 4.27 of Registrant’s Form 10-K for the year ended December 31, 2005).
10.1	Amended and Restated Investor Rights Agreement, dated as of August 13, 2001, by and among Registrant, Devon Holdco Corporation, George P. Mitchell and Cynthia Woods Mitchell (incorporated by reference to Annex C to the Joint Proxy Statement/Prospectus of Form S-4 Registration Statement No. 333-68694 as filed August 30, 2001).

Exhibit No.	Description

10.2	First Amendment to Credit Agreement dated as of December 19, 2007, among Registrant as Borrower, Bank of America, N.A., individually and as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed February 27, 2009).
10.3	Amended and Restated Credit Agreement dated March 24, 2006, effective as of April 7, 2006, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as Canadian Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer; JPMorgan Chase Bank, N.A. as Syndication Agent, Bank of Montreal D/B/A “Harris Nesbitt”, Royal Bank of Canada, Wachovia Bank, National Association as Co-Documentation Agents and The Other Lenders Party Hereto, Banc of America Securities L.L.C. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Book Managers for the $2.0 billion five-year revolving credit facility (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 4, 2006).
10.4	First Amendment to Amended and Restated Credit Agreement dated as of June 1, 2006, among Registrant as the US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent and the Lenders party to this Amendment. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on November 7, 2007).
10.5	Second Amendment to Amended and Restated Credit Agreement dated as of September 19, 2007, among Registrant as the US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent and the Lenders party to this Amendment. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed on November 7, 2007).
10.6	Third Amendment to Amended and Restated Credit Agreement dated as of December 19, 2007, among Registrant as the US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K filed February 27, 2009).
10.7	Fourth Amendment to Amended and Restated Credit Agreement dated as of April 7, 2008, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 7, 2008).
10.8	Fifth Amendment to Amended and Restated Credit Agreement dated as of November 5, 2008, among Registrant as US Borrower, Northstar Energy Corporation and Devon Canada Corporation as the Canadian Borrowers, Bank of America, N.A., individually and as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed on November 6, 2008).
10.9	Devon Energy Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Registrant’s Form S-8 Registration No. 333-159796, filed June 5, 2009).*
10.10	Devon Energy Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Registrant’s Form S-8 Registration No. 333-127630, filed August 17, 2005) .*
10.11	First Amendment to Devon Energy Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 28, 2006).*
10.12	Devon Energy Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Registrant’s Form S-8 Registration No. 333-104922, filed May 1, 2003).*
10.13	Devon Energy Corporation 1997 Stock Option Plan (as amended August 29, 2000) (incorporated by reference to Exhibit A to Registrant’s Proxy Statement for the 1997 Annual Meeting of Shareholders filed on April 3, 1997).*
10.14	Amended and Restated Form of Employment Agreement between Registrant and Jeffrey A. Agosta, David A. Hager, R. Alan Marcum, J. Larry Nichols, John Richels, Frank W. Rudolph, Darryl G. Smette, Lyndon C. Taylor and William F. Whitsitt dated December 15, 2008 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed February 27, 2009).*

Exhibit No.		Description

10.15		Form of Incentive Stock Option Award Agreement under the 2009 Long-Term Incentive Plan between Registrant and Jeffrey A. Agosta, David A. Hager, R. Alan Marcum, J. Larry Nichols, John Richels, Frank W. Rudolph, Darryl G. Smette, Lyndon C. Taylor and William F. Whitsitt for incentive stock options granted.*
10.16		Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Long-Term Incentive Plan between Registrant and Jeffrey A. Agosta, David A. Hager, R. Alan Marcum, J. Larry Nichols, John Richels, Frank W. Rudolph, Darryl G. Smette, Lyndon C. Taylor and William F. Whitsitt for nonqualified stock options granted.*
10.17		Form of Non-Management Director Nonqualified Stock Option Award Agreement under the Devon Energy Corporation 2009 Long-Term Incentive Plan between Registrant and all Non-Management Directors for nonqualified stock options granted (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K filed on February 25, 2010).*
10.18		Form of Restricted Stock Award Agreement under the 2009 Long-Term Incentive Plan between Registrant and Jeffrey A. Agosta, David A. Hager, R. Alan Marcum, J. Larry Nichols, John Richels, Frank W. Rudolph, Darryl G. Smette, Lyndon C. Taylor and William F. Whitsitt for restricted stock awards.*
10.19		Form of Restricted Stock Award Agreement under the 2009 Long-Term Incentive Plan between Registrant and all Non-Management Directors for restricted stock awards (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K filed on February 25, 2010).*
10.20		Amended and Restated Severance Agreement between Registrant and Danny J. Heatly, dated December 15, 2008 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K filed on February 27, 2009).*
10.21		Retirement Agreement between Registrant and Danny J. Heatly, dated February 23, 2011.*
10.22		Form of Letter Agreement amending the restricted stock award agreements, nonqualified stock option agreements and incentive stock option agreements under the 2009 Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan between Registrant and J. Larry Nichols, John Richels and Darryl G. Smette.*
12		Statement of computations of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends.
21		Registrant’s Significant Subsidiaries.
23.1		Consent of KPMG LLP.
23.2		Consent of LaRoche Petroleum Consultants.
23.3		Consent of AJM Petroleum Consultants.
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Report of LaRoche Petroleum Consultants.
99.2		Report of AJM Petroleum Consultants.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVON ENERGY CORPORATION

By:	/s/ JOHN RICHELS
John Richels,
President and Chief Executive Officer

February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Richels John Richels	President, Chief Executive Officer and Director	February 23, 2011

/s/ J. Larry Nichols J. Larry Nichols	Executive Chairman and Director	February 23, 2011

/s/ Jeffrey A. Agosta Jeffrey A. Agosta	Executive Vice President and Chief Financial Officer	February 23, 2011

/s/ Danny J. Heatly Danny J. Heatly	Senior Vice President — Accounting and Chief Accounting Officer	February 23, 2011

/s/ Robert H. Henry Robert H. Henry	Director	February 23, 2011

/s/ John A. Hill John A. Hill	Director	February 23, 2011

/s/ Michael M. Kanovsky Michael M. Kanovsky	Director	February 23, 2011

/s/ J. Todd Mitchell J. Todd Mitchell	Director	February 23, 2011

/s/ Robert A. Mosbacher, Jr. Robert A. Mosbacher, Jr.	Director	February 23, 2011

/s/ Duane C. Radtke Duane C. Radtke	Director	February 23, 2011

/s/ Mary P. Ricciardello Mary P. Ricciardello	Director	February 23, 2011

INDEX TO EXHIBITS

Exhibit No.		Description

10.15		Form of Incentive Stock Option Award Agreement under the 2009 Long-Term Incentive Plan between Registrant and Jeffrey A. Agosta, David A. Hager, R. Alan Marcum, J. Larry Nichols, John Richels, Frank W. Rudolph, Darryl G. Smette, Lyndon C. Taylor and William F. Whitsitt for incentive stock options granted.*
10.16		Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Long-Term Incentive Plan between Registrant and Jeffrey A. Agosta, David A. Hager, R. Alan Marcum, J. Larry Nichols, John Richels, Frank W. Rudolph, Darryl G. Smette, Lyndon C. Taylor and William F. Whitsitt for nonqualified stock options granted.*
10.18		Form of Restricted Stock Award Agreement under the 2009 Long-Term Incentive Plan between Registrant and Jeffrey A. Agosta, David A. Hager, R. Alan Marcum, J. Larry Nichols, John Richels, Frank W. Rudolph, Darryl G. Smette, Lyndon C. Taylor and William F. Whitsitt for restricted stock awards.*
10.21		Retirement Agreement between Registrant and Danny J. Heatly, dated February 23, 2011.*
10.22		Form of Letter Agreement amending the restricted stock award agreements, nonqualified stock option agreements and incentive stock option agreements under the 2009 Long-Term Incentive Plan and the 2005 Long-Term Incentive Plan between Registrant and J. Larry Nichols, John Richels and Darryl G. Smette.*
12		Statement of computations of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends.
21		Registrant’s Significant Subsidiaries.
23.1		Consent of KPMG LLP.
23.2		Consent of LaRoche Petroleum Consultants.
23.3		Consent of AJM Petroleum Consultants.
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Report of LaRoche Petroleum Consultants.
99.2		Report of AJM Petroleum Consultants.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensatory plans or arrangements