Form 10-Q
period 2012-03-31
DEVON ENERGY CORP/DE
filed 2012-05-02
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32318

DEVON ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1567067
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

333 West Sheridan, Oklahoma City, Oklahoma	73102-8260
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (405) 235-3611

Former address: 20 North Broadway, Oklahoma City, Oklahoma 73102-8260

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 18, 2012, 404.4 million shares of common stock were outstanding.

DEVON ENERGY CORPORATION

FORM 10-Q

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months
	Ended March 31,
	2012	2011
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Oil, gas and NGL sales	$1,915	$1,860
Oil, gas and NGL derivatives	145	(168)
Marketing and midstream revenues	437	455

Total revenues	2,497	2,147

Expenses and other, net:
Lease operating expenses	514	424
Marketing and midstream operating costs and expenses	325	333
Depreciation, depletion and amortization	680	506
General and administrative expenses	168	130
Taxes other than income taxes	102	108
Interest expense	87	81
Restructuring costs	—	(5)
Other, net	10	(10)

Total expenses and other, net	1,886	1,567

Earnings from continuing operations before income taxes	611	580
Current income tax expense (benefit)	18	(89)
Deferred income tax expense	179	280

Earnings from continuing operations	414	389
Earnings (loss) from discontinued operations, net of tax	(21)	27

Net earnings	$393	$416

Basic net earnings per share:
Basic earnings from continuing operations per share	$1.03	$0.91
Basic earnings (loss) from discontinued operations per share	(0.06)	0.06

Basic net earnings per share	$0.97	$0.97

Diluted net earnings per share:
Diluted earnings from continuing operations per share	$1.03	$0.91
Diluted earnings (loss) from discontinued operations per share	(0.06)	0.06

Diluted net earnings per share	$0.97	$0.97

Comprehensive earnings:
Net earnings	$393	$416
Other comprehensive income, net of tax:
Foreign currency translation	152	185
Pension and postretirement plans	4	6

Other comprehensive earnings, net of tax	156	191

Comprehensive earnings	$549	$607

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2012	2011
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings	$393	$416
Earnings from discontinued operations, net of tax	21	(27)
Adjustments to reconcile earnings from continuing operations to net cash from operating activities:
Depreciation, depletion and amortization	680	506
Deferred income tax expense	179	280
Unrealized change in fair value of financial instruments	22	253
Other noncash charges	54	36
Net increase in working capital	(321)	(171)
Increase in long-term other assets	(12)	(4)
Decrease in long-term other liabilities	(16)	(23)

Cash from operating activities – continuing operations	1,000	1,266
Cash from operating activities – discontinued operations	26	(6)

Net cash from operating activities	1,026	1,260

Cash flows from investing activities:
Capital expenditures	(2,088)	(1,827)
Purchases of short-term investments	(827)	(1,636)
Redemptions of short-term investments	1,048	145
Other	(1)	(4)

Cash from investing activities – continuing operations	(1,868)	(3,322)
Cash from investing activities – discontinued operations	58	(52)

Net cash from investing activities	(1,810)	(3,374)

Cash flows from financing activities:
Net commercial paper borrowings	357	1,197
Credit facility borrowings	750	—
Proceeds from stock option exercises	20	88
Repurchases of common stock	—	(706)
Dividends paid on common stock	(80)	(68)
Excess tax benefits related to share-based compensation	1	9

Net cash from financing activities	1,048	520

Effect of exchange rate changes on cash	9	20

Net increase (decrease) in cash and cash equivalents	273	(1,574)

Cash and cash equivalents at beginning of period	5,555	3,290

Cash and cash equivalents at end of period	$5,828	$1,716

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,828	$5,555
Short-term investments	1,282	1,503
Accounts receivable	1,107	1,379
Other current assets	861	868

Total current assets	9,078	9,305

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	64,272	61,696
Not subject to amortization	3,896	3,982

Total oil and gas	68,168	65,678
Other	5,341	5,098

Total property and equipment, at cost	73,509	70,776
Less accumulated depreciation, depletion and amortization	(46,948)	(46,002)

Property and equipment, net	26,561	24,774

Goodwill	6,067	6,013
Other long-term assets	899	1,025

Total assets	$42,605	$41,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,079	$1,471
Revenues and royalties payable	513	678
Short-term debt	4,120	3,811
Other current liabilities	550	778

Total current liabilities	6,262	6,738

Long-term debt	6,719	5,969
Asset retirement obligations	1,944	1,496
Other long-term liabilities	752	721
Deferred income taxes	4,972	4,763
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 404.4 million and 404.1 million shares in 2012 and 2011, respectively	40	40
Additional paid-in capital	3,564	3,507
Retained earnings	16,621	16,308
Accumulated other comprehensive earnings	1,731	1,575

Total stockholders’ equity	21,956	21,430

Commitments and contingencies (Note 16)
Total liabilities and stockholders’ equity	$42,605	$41,117

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
	(Unaudited)
	(In millions)
Three Months Ended March 31, 2012:
Balance as of December 31, 2011	404	$40	$3,507	$16,308	$1,575	$—	21,430
Net earnings	—	—	—	393	—	—	393
Other comprehensive earnings, net of tax	—	—	—	—	156	—	156
Stock option exercises	—	—	20	—	—	—	20
Common stock repurchased	—	—	—	—	—	(1)	(1)
Common stock retired	—	—	(1)	—	—	1	—
Common stock dividends	—	—	—	(80)	—	—	(80)
Share-based compensation	—	—	37	—	—	—	37
Share-based compensation tax benefits	—	—	1	—	—	—	1

Balance as of March 31, 2012	404	$40	$3,564	$16,621	$1,731	$—	$21,956

Three Months Ended March 31, 2011:
Balance as of December 31, 2010	432	$43	$5,601	$11,882	$1,760	$(33)	$19,253
Net earnings	—	—	—	416	—	—	416
Other comprehensive earnings, net of tax	—	—	—	—	191	—	191
Stock option exercises	1	—	88	—	—	—	88
Common stock repurchased	—	—	—	—	—	(696)	(696)
Common stock retired	(8)	—	(706)	—	—	706	—
Common stock dividends	—	—	—	(68)	—	—	(68)
Share-based compensation	—	—	36	—	—	—	36
Share-based compensation tax benefits	—	—	9	—	—	—	9

Balance as of March 31, 2011	425	$43	$5,028	$12,230	$1,951	$(23)	$19,229

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited financial statements and notes of Devon Energy Corporation (“Devon”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Devon’s 2011 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011 and Devon’s financial position as of March 31, 2012.

2. Derivative Financial Instruments

Objectives and Strategies

Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production that hedge the future prices received. These instruments are used to manage the inherent uncertainty of future revenues due to commodity price volatility. Devon’s derivative financial instruments typically include financial price swaps, basis swaps, costless price collars and call options.

Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. Devon’s interest rate swaps include contracts in which Devon receives a fixed rate and pays a variable rate on a total notional amount.

Devon periodically enters into foreign exchange forward contracts to manage its exposure to fluctuations in exchange rates.

Devon does not hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are minimal credit risks. It is Devon’s policy to enter into derivative contracts only with investment grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally require cash collateral to be posted if either its or the counterparty’s credit rating falls below certain credit rating levels. As of March 31, 2012, the credit ratings of all Devon’s counterparties were within established guidelines.

Commodity Derivatives

As of March 31, 2012, Devon had the following open oil derivative positions. Devon’s oil derivatives settle against the average of the prompt month NYMEX West Texas Intermediate futures price.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2012	22,000	$107.17	67,382	$88.66	$123.98	19,500	$95.00
Q1-Q4 2013	25,000	$104.29	32,000	$90.00	$118.42	6,000	$120.00
Q1-Q4 2014	4,000	$100.49	2,000	$90.00	$111.13	6,000	$120.00

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2012, Devon had the following open natural gas derivative positions. Devon’s natural gas derivatives settle against the Inside FERC first of the month Henry Hub index.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q2-Q4 2012	389,527	$4.71	504,891	$4.69	$5.50	487,500	$6.00
Q1-Q4 2013	150,000	$4.50	—	—	—	—	—
Q1-Q4 2014	—	—	—	—	—	150,000	$5.00

Interest Rate Derivatives

As of March 31, 2012, Devon had the following open interest rate derivative positions:

Notional	Fixed Rate Received	Variable Rate Paid	Expiration
(In millions)
$ 100	1.90%	Federal funds rate	August 2012
750	3.88%	Federal funds rate	July 2013
$ 850	3.65%

Foreign Exchange Derivatives

As of March 31, 2012, Devon had the following open foreign exchange rate derivative positions:

	Forward Contract
Currency	Contract Type	CAD Notional	Fixed Rate Received	Expiration
		(In millions)	(CAD-USD)
Canadian Dollar	Sell	$75	0.9980	April 2012
Canadian Dollar	Sell	$100	1.0121	May 2012
Canadian Dollar	Sell	$580	0.9992	June 2012

Financial Statement Presentation

The following table presents the cash settlements and unrealized gains and losses on fair value changes included in the accompanying comprehensive statements of earnings associated with derivative financial instruments.

		Three Months Ended March 31,
	Comprehensive Statement of Earnings Caption	2012	2011
		(In millions)
Cash settlements:
Commodity derivatives	Oil, gas and NGL derivatives	$158	$86
Interest rate derivatives	Other, net	10	16
Foreign exchange derivatives	Other, net	(11)	—

Total cash settlements		157	102

Unrealized gains (losses):
Commodity derivatives	Oil, gas and NGL derivatives	(13)	(254)
Interest rate derivatives	Other, net	(10)	1
Foreign exchange derivatives	Other, net	1	—

Total unrealized losses		(22)	(253)

Net gain (loss) recognized in comprehensive statements of earnings		$135	$(151)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the derivative fair values included in the accompanying consolidated balance sheets.

	Balance Sheet Caption	March 31, 2012	December 31, 2011
		(In millions)
Asset derivatives:
Commodity derivatives	Other current assets	$585	$611
Commodity derivatives	Other long-term assets	58	17
Interest rate derivatives	Other current assets	29	30
Interest rate derivatives	Other long-term assets	13	22
Foreign exchange derivatives	Other current assets	1	—

Total asset derivatives		$686	$680

Liability derivatives:
Commodity derivatives	Other current liabilities	$71	$82
Commodity derivatives	Other long-term liabilities	39	—

Total liability derivatives		$110	$82

3. Restructuring Costs

In the fourth quarter of 2009, Devon announced plans to divest its offshore assets. As of March 31, 2012, Devon had divested all of its U.S. Offshore and International assets. Since inception of the plan, Devon had incurred $202 million of restructuring costs associated with these divestitures.

The schedule below summarizes restructuring costs presented in the accompanying comprehensive statements of earnings. Restructuring costs related to Devon’s discontinued operations totaled $6 million in the three months ended March 31, 2011. These costs primarily related to cash severance and share-based awards and are not included in the schedule below. There were no costs related to discontinued operations in the three months ended March 31, 2012.

	Three Months Ended March 31,
	2012	2011
	(In millions)
Lease obligations	$—	$(4)
Share-based awards	—	(1)

Total	$—	$(5)

The schedule below summarizes Devon’s restructuring liabilities. Devon’s restructuring liabilities for cash severance related to its discontinued operations totaled $21 million at March 31, 2011 and are not included in the schedule below.

	Other Current Liabilities	Other Long-Term Liabilities	Total
	(In millions)
Balance as of December 31, 2011	$29	$16	$45
Lease obligations settled	(2)	(1)	(3)
Cash severance settled	(2)	—	(2)

Balance as of March 31, 2012	$25	$15	$40

Balance as of December 31, 2010	$31	$51	$82
Lease obligations settled	(3)	(4)	(7)
Cash severance settled	(8)	—	(8)
Lease obligations revision	(3)	(1)	(4)

Balance as of March 31, 2011	$17	$46	$63

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Other, net

The components of other, net in the accompanying comprehensive statements of earnings include the following:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Accretion of asset retirement obligations	$27	$23
Interest rate swaps – unrealized fair value changes	10	(1)
Interest rate swaps – cash settlements	(10)	(16)
Other	(17)	(16)

Other, net	$10	$(10)

5. Earnings Per Share

The following table reconciles earnings from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings per share.

	Earnings	Common Shares	Earnings per Share
	(In millions, except per share amounts)
Three Months Ended March 31, 2012:
Earnings from continuing operations	$414	404
Attributable to participating securities	(4)	(4)

Basic earnings per share	410	400	$1.03
Dilutive effect of potential common shares issuable	—	1

Diluted earnings per share	$410	401	$1.03

Three Months Ended March 31, 2011:
Earnings from continuing operations	$389	428
Attributable to participating securities	(4)	(5)

Basic earnings per share	385	423	$0.91
Dilutive effect of potential common shares issuable	—	2

Diluted earnings per share	$385	425	$0.91

Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculations because the options are antidilutive. These excluded options totaled 6.4 million and 3.1 million during the three-month periods ended March 31, 2012 and 2011, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,802	$1,993
Change in cumulative translation adjustment	159	195
Income tax expense	(7)	(10)

Ending accumulated foreign currency translation	1,954	2,178

Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(227)	(233)
Recognition of net actuarial loss and prior service cost in earnings	7	9
Income tax expense	(3)	(3)

Ending accumulated pension and postretirement benefits	(223)	(227)

Accumulated other comprehensive earnings, net of tax	$1,731	$1,951

7. Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net change in working capital:
Decrease (increase) in accounts receivable	$280	$(60)
Increase in other current assets	(53)	(110)
(Decrease) increase in accounts payable	(226)	45
(Decrease) increase in revenues and royalties payable	(169)	100
(Decrease) increase in income taxes payable	(16)	10
Decrease in other current liabilities	(137)	(156)

Net increase in working capital	$(321)	$(171)

Supplementary cash flow data – total operations:
Interest paid (net of capitalized interest)	$136	$137
Income taxes paid	$33	$9

8. Short-Term Investments

The components of short-term investments include the following:

	March 31, 2012	December 31, 2011
	(In millions)
U.S. Treasuries	$958	$201
Canadian Treasuries	249	142
Commercial paper	—	1,013
Other	75	147

Short-term investments	$1,282	$1,503

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9. Accounts Receivable

The components of accounts receivable include the following:

	March 31, 2012	December 31, 2011
	(In millions)
Oil, gas and NGL sales	$761	$928
Joint interest billings	203	247
Marketing and midstream revenues	116	174
Other	36	39

Gross accounts receivable	1,116	1,388
Allowance for doubtful accounts	(9)	(9)

Net accounts receivable	$1,107	$1,379

10. Other current assets

The components of other current assets include the following:

	March 31, 2012	December 31, 2011
	(In millions)
Derivative financial instruments	$615	$641
Inventories	123	102
Income taxes receivable	44	35
Current assets held for sale	—	21
Other	79	69

Other current assets	$861	$868

11. Goodwill

During the first three months of 2012, Devon’s Canadian goodwill increased $54 million entirely due to foreign currency translation.

12. Debt

Commercial Paper

As of March 31, 2012, Devon had $4.1 billion of outstanding commercial paper at an average rate of 0.43 percent.

Credit Lines

Devon has a $2.65 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). As of March 31, 2012, Devon had $750 million of borrowings under the Senior Credit Facility at an average borrowing rate of 0.47 percent. On April 7, 2012, $0.46 billion of Devon’s Senior Credit Facility matured and $150 million of borrowings were repaid on that date.

The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be less than 65 percent. As of March 31, 2012, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 24.4 percent.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. Asset Retirement Obligations

The schedule below summarizes changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2012	2011
	(In millions)
Asset retirement obligations as of beginning of period	$1,563	$1,497
Liabilities incurred	21	11
Liabilities settled	(16)	(18)
Revision of estimated obligation	399	3
Accretion expense on discounted obligation	27	23
Foreign currency translation adjustment	14	21

Asset retirement obligations as of end of period	2,008	1,537
Less current portion	64	69

Asset retirement obligations, long-term	$1,944	$1,468

During the first quarter of 2012, Devon recognized revisions to its asset retirement obligations totaling $399 million. The primary factor contributing to this revision was an overall increase in abandonment cost estimates for certain of its production operations facilities.

14. Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(In millions)
Net periodic benefit cost:
Service cost	$11	$9	$—	$—
Interest cost	15	15	1	1
Expected return on plan assets	(16)	(10)	—	—
Amortization of prior service cost	1	1	(1)	—
Net actuarial loss	6	8	—	—

Net periodic benefit cost	$17	$23	$—	$1

15. Stockholders’ Equity

Dividends

Devon paid common stock dividends of $80 million (or $0.20 per share) and $68 million (or $0.16 per share) in the first quarter of 2012 and 2011, respectively.

16. Commitments and Contingencies

Devon is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Devon and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Devon’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to Devon’s financial position or results of operations after consideration of recorded accruals. Actual amounts could differ materially from management’s estimates.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Royalty Matters

Numerous natural gas producers and related parties, including Devon, have been named in various lawsuits alleging violation of the federal False Claims Act. The suits allege that the producers and related parties used below-market prices, improper deductions, improper measurement techniques and transactions with affiliates, which resulted in underpayment of royalties in connection with natural gas and NGLs produced and sold. Devon does not currently believe that it is subject to material exposure with respect to such royalty matters.

Environmental Matters

Devon is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes. In response to liabilities associated with these activities, loss accruals primarily consist of estimated uninsured remediation costs. Devon’s monetary exposure for environmental matters is not expected to be material.

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

On June 20, 2011, a court issued a judgment against Rees-Jones for $196 million, of which $133 million of the judgment was also issued against Devon. Both Rees-Jones and Devon are appealing the judgment. If the appeal is unsuccessful, Devon can and will seek full payment of the judgment and any related interest, costs and expenses from Rees-Jones pursuant to an existing indemnification agreement between Rees-Jones, certain other parties and Devon. Devon does not expect to have any net exposure as a result of the judgment. However, because Devon does not have a legal right of set off with respect to the judgment, Devon has recorded in the accompanying March 31, 2012 and December 31, 2011, balance sheets both a $133 million liability relating to the judgment with an offsetting $133 million receivable relating to its right to be indemnified by Rees-Jones and certain other parties pursuant to the indemnification agreement.

Other Matters

Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

17. Fair Value Measurements

The following tables provide carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other payables and accrued expenses included in the accompanying balance sheets approximated fair value at March 31, 2012 and December 31, 2011. Therefore, such financial assets and liabilities are not presented in the following table.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In millions)
March 31, 2012 assets (liabilities):
Cash equivalents	$5,155	$5,155	$2,202	$2,953	$—
Short-term investments	$1,282	$1,282	$1,282	$—	$—
Long-term investments	$84	$84	$—	$—	$84
Commodity derivatives	$643	$643	$—	$643	$—
Commodity derivatives	$(110)	$(110)	$—	$(110)	$—
Interest rate derivatives	$42	$42	$—	$42	$—
Foreign exchange derivatives	$1	$1	$—	$1	$—
Debt	$(10,839)	$(12,222)	$—	$(12,185)	$(37)

December 31, 2011 assets (liabilities):
Cash equivalents	$5,123	$5,123	$1,369	$3,754	$—
Short-term investments	$1,503	$1,503	$490	$1,013	$—
Long-term investments	$84	$84	$—	$—	$84
Commodity derivatives	$628	$628	$—	$628	$—
Commodity derivatives	$(82)	$(82)	$—	$(82)	$—
Interest rate derivatives	$52	$52	$—	$52	$—
Debt	$(9,780)	$(11,380)	$—	$(11,295)	$(85)

The following methods and assumptions were used to estimate the fair values in the tables above.

Level 1 Fair Value Measurements

Cash equivalents and short-term investments — Amounts consist primarily of U.S. and Canadian Treasury securities and money market investments. The fair value approximates the carrying value.

Level 2 Fair Value Measurements

Cash equivalents and short-term investments — Amounts consist primarily of commercial paper investments. The fair value is based upon quotes from brokers, which approximate the carrying value.

Commodity, interest rate and foreign exchange derivatives — The fair values of commodity and interest rate derivatives are estimated using internal discounted cash flow calculations based upon forward curves and quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements.

Debt — Devon’s debt instruments do not actively trade in an established market. The fair values of its fixed-rate debt are estimated based on rates available for debt with similar terms and maturity. The fair values of Devon’s variable-rate commercial paper and credit facility borrowings are the carrying values.

Level 3 Fair Value Measurements

Long-term investments — Devon’s long-term investments presented in the tables above consisted entirely of auction rate securities. Due to auction failures and the lack of an active market for Devon’s auction rate securities, quoted market prices for these securities were not available. Therefore, Devon used valuation techniques that rely on unobservable inputs to estimate the fair values of its long-term auction rate securities. These inputs were based on the AAA credit rating of the securities, the probability of full repayment of the securities considering the U.S. government guarantees substantially all of the underlying student loans, the collection of all accrued interest to date and continued receipts of principal at par. As a result of using these inputs, Devon concluded the estimated fair values of its long-term auction rate securities approximated the par values as of March 31, 2012 and December 31, 2011. There were no changes in the fair value of these instruments in the three month periods ended March 31, 2012 and 2011, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Debt — Devon’s Level 3 debt consisted of a non-interest bearing promissory note. Due to the lack of an active market, quoted marked prices for this note, or similar notes, were not available. Therefore, Devon used valuation techniques that rely on unobservable inputs to estimate the fair value of its promissory note. The fair value of this debt is estimated using internal discounted cash flow calculations based upon estimated future payment schedules and a 3.125% interest rate.

	Three Months Ended March 31,
	2012	2011
	(In millions)
Debt balance at beginning of period	$(85)	$(144)
Foreign exchange translation adjustment	(2)	(3)
Accretion of promissory note	—	(1)
Redemptions of principal	50	29

Debt balance at end of period	$(37)	$(119)

18. Discontinued Operations

In March 2012, Devon received $71 million upon closing the divestiture of its operations in Angola, which completed Devon’s offshore divestiture program that was announced in November 2009. In aggregate, Devon’s U.S. and International offshore divestitures have generated total proceeds of $10.1 billion, or approximately $8 billion after-tax, assuming repatriation of a substantial portion of the foreign proceeds under current U.S. tax law.

Revenues related to Devon’s discontinued operations totaled $43 million in the three months ended March 31, 2011. Devon did not have revenues related to its discontinued operations during the first three months of 2012. Earnings (loss) from discontinued operations before income taxes totaled $(16) million and $30 million in the three months ended March 31, 2012 and March 31, 2011, respectively.

The following table presents the main classes of assets and liabilities associated with Devon’s discontinued operations at December 31, 2011. Devon did not have assets or liabilities held for sale at March 31, 2012.

	Balance Sheet Caption	December 31, 2011
		(In millions)
Other current assets	Other current assets	$21
Property and equipment, net	Other long-term assets	$132

Accounts payable	Other current liabilities	$20
Other current liabilities	Other current liabilities	$28

19. Segment Information

Devon manages its operations through distinct operating segments, or divisions, which are defined primarily by geographic areas. For financial reporting purposes, Devon aggregates its U.S. divisions into one reporting segment due to the similar nature of the businesses. However, Devon’s Canadian division is reported as separate reporting segment primarily due to the significant differences between the U.S. and Canadian regulatory environments. Devon’s segments are all primarily engaged in oil and gas producing activities. Revenues are all from external customers.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	Total
	(In millions)
Three Months Ended March 31, 2012:
Oil, gas and NGL sales	$1,236	$679	$1,915
Oil, gas and NGL derivatives	$145	$—	$145
Marketing and midstream revenues	$399	$38	$437
Interest expense	$71	$16	$87
Depreciation, depletion and amortization	$431	$249	$680
Earnings from continuing operations before income taxes	$533	$78	$611
Income tax expense	$185	$12	$197
Earnings from continuing operations	$348	$66	$414
Property and equipment, net	$18,103	$8,458	$26,561
Total assets (1)	$23,842	$18,763	$42,605
Capital expenditures (2)	$1,546	$799	$2,345

Three Months Ended March 31, 2011:
Oil, gas and NGL sales	$1,212	$648	$1,860
Oil, gas and NGL derivatives	$(168)	$—	$(168)
Marketing and midstream revenues	$423	$32	$455
Interest expense	$37	$44	$81
Depreciation, depletion and amortization	$318	$188	$506
Earnings from continuing operations before income taxes	$438	$142	$580
Income tax expense	$155	$36	$191
Earnings from continuing operations	$283	$106	$389
Property and equipment, net	$13,314	$7,767	$21,081
Total continuing assets (1)	$19,432	$13,672	$33,104
Capital expenditures	$1,239	$546	$1,785

(1)	Amounts in the table above do not include assets held for sale related to Devon’s discontinued operations, which totaled $1.4 billion at March 31, 2011. There were no assets held for sale at March 31, 2012.
(2)	Capital expenditures for the first three months of 2012 presented above include the $399 million revision to Devon’s asset retirement obligations presented in Note 13. Of the $399 million, $110 million relates to the U.S. and $289 million relates to Canada.

20. Subsequent Event

In April 2012, Devon closed its previously announced $2.5 billion joint venture transaction with Sinopec International Petroleum Exploration & Production Corporation. Pursuant to the agreement, Sinopec invested approximately $900 million in cash and received a 33.3% interest in five of Devon’s new ventures exploration plays in the U.S. at closing of the transaction. Additionally, Sinopec is required to fund approximately $1.6 billion of Devon’s share of future exploration, development and drilling costs associated with these plays.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month period ended March 31, 2012, compared to the three-month period ended March 31, 2011, and in our financial condition and liquidity since December 31, 2011. For information regarding our critical accounting policies and estimates, see our 2011 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2012 Results

During the first three months of 2012 and 2011, our continuing operations generated net earnings of $414 million, or $1.03 per diluted share, and $389 million, or $0.91 per diluted share, for the respective periods. In spite of challenges from depressed natural gas prices, record production from our cornerstone development properties, including the Permian Basin, Jackfish, Cana-Woodford and the Barnett Shale, bolstered our first quarter earnings. Key measures of our financial performance are summarized below:

•	Total production rose by 10%, driven by oil and NGL production, which climbed 24% to 256 MBoe per day.

•	Gas production increased 4% to 2,628 MMcf per day.

•	The combined realized price without hedges for oil, gas and NGLs decreased 8% to $30.33 per Boe.

•

Oil, gas and NGL derivatives generated a net gain of $145 million in the first three months of 2012 and incurred a net loss of $168 million in the first three months of 2011. Included in these amounts were cash receipts of $158 million and $86 million, respectively.

•	Marketing and midstream operating profit decreased 7% to $112 million.

•	Per unit operating costs increased 9% to $8.15 per Boe.

•	Operating cash flow decreased 19% to $1.0 billion.

•	Capital spending totaled approximately $2.1 billion in the first quarter of 2012.

First-Quarter Operational Developments

•	We continued to aggressively ramp-up activity in the Permian Basin in the first quarter. Since year-end, we have added 5 operated rigs and now have 21 rigs running in the basin.

•

Permian Basin oil production increased 32 percent over the first-quarter 2011. Liquids production accounted for 76 percent of the 56,000 Boe per day produced in the Permian Basin during the first quarter.

•

Additionally, we recently enhanced our leasehold position in the Permian Basin by assembling a 500,000 net acre position in the Cline Shale light-oil play. We are currently drilling our first horizontal well in the Cline and expect to drill 15 wells in 2012.

•	Also in the Permian, we completed 16 operated Bone Spring wells in the first quarter. Initial daily production averaged 580 Boe per day per well.

•

Net production from our Jackfish 1 and Jackfish 2 oil sands projects in Canada averaged a record 46,000 barrels per day in the first quarter, representing a 55 percent increase over the year-ago quarter.

•

Construction of our third Jackfish oil sands project is now approximately 30 percent complete. Jackfish 3 is expected to produce 35,000 barrels per day before royalties for more than 20 years. Plant startup is targeted for late 2014.

•

Our Cana-Woodford Shale production averaged a record 271 million cubic feet of natural gas equivalent per day in the first quarter of 2012. Liquids production averaged 13,000 barrels per day, an 80 percent year-over-year increase.

•

Net liquids production from the Barnett Shale increased more than 20 percent compared to the year-ago quarter to 52,500 barrels per day, accounting for 23 percent of total Barnett production. In aggregate, net production reached a record 1.37 billion cubic feet of natural gas equivalent per day in the first quarter.

•

We brought seven operated Granite Wash wells online in the first quarter. Initial production from these wells averaged 1,650 Boe per day. We have an average working interest of 73 percent in these wells.

•

In the first quarter, we continued to capture acreage in new oil-focused opportunities. We have now contracted for or leased 250,000 net acres in an undisclosed resource play. We are targeting a position of 500,000 net acres in this new play.

•

Subsequent to quarter end, we closed our joint venture agreement with Sinopec. Pursuant to the agreement, Sinopec invested approximately $900 million in cash and agreed to a drilling carry worth $1.6 billion for a 33 percent interest in our 1.4 million net acres across 5 new venture plays (Mississippian, Ohio Utica, Tuscaloosa, Michigan Basin, and Rockies oil exploration).

Results of Operations

Production, Prices and Revenues

	Three Months Ended March 31,
	2012	2011	Change(1)
Oil (MBbls/d)
U.S.	55	41	+34%
Canada	87	72	+21%

Total	142	113	+26%

Gas (MMcf/d)
U.S.	2,072	1,964	+5%
Canada	556	569	-2%

Total	2,628	2,533	+4%

NGLs (MBbls/d)
U.S.	102	84	+21%
Canada	12	10	+15%

Total	114	94	+21%

Combined (MBoe/d) (2)
U.S.	502	452	+11%
Canada	192	177	+8%

Total	694	629	+10%

(1)	Percentage changes are based on actual figures rather than the rounded figures presented.
(2)	Gas production is converted to Boe at the rate of six Mcf of gas per Bbl of oil, based upon the approximate relative energy content of gas and oil. NGL production is converted to Boe on a one-to-one basis with oil.

	Three Months Ended March 31,
	2012(1)	2011(1)	Change
Oil (per Bbl)
U.S.	$99.35	$88.73	+12%
Canada	$62.29	$60.86	+2%
Total	$76.58	$70.95	+8%
Gas (per Mcf)
U.S.	$2.28	$3.50	-35%
Canada	$2.54	$4.03	-37%
Total	$2.34	$3.62	-35%
NGLs (per Bbl)
U.S.	$33.37	$35.41	-6%
Canada	$54.18	$54.18	0%
Total	$35.46	$37.39	-5%
Combined (per Boe)
U.S.	$27.03	$29.77	-9%
Canada	$39.00	$40.78	-4%
Total	$30.33	$32.86	-8%

(1)	The prices presented exclude any effects due to oil, gas and NGL derivatives.

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales.

	Oil	Gas	NGLs	Total
	(In millions)
2011 sales	$719	$824	$317	$1,860
Changes due to volumes	198	41	69	308
Changes due to prices	73	(306)	(20)	(253)

2012 sales	$990	$559	$366	$1,915

Oil Sales

Oil sales increased $198 million in the first three months of 2012 due to a 26 percent increase in production. The increase was primarily due to continued development of our Jackfish thermal heavy oil projects and Permian Basin properties.

Oil sales increased $73 million in the first three months of 2012 as a result of an 8 percent increase in our realized price without hedges. The largest contributor to the increase in our realized price was the increase in the average NYMEX West Texas Intermediate index price due to broad market conditions.

Gas Sales

Gas sales decreased $306 million during the first three months of 2012 as a result of a 35 percent decrease in our realized price without hedges. This decrease was largely due to the broad deterioration of gas prices in the North American market.

Gas sales increased $41 million in the first three months of 2012 due to a 4 percent increase in production. The increased production resulted primarily from continued development activities in the liquids-rich gas portions of our Barnett and Cana-Woodford Shales. Production gains from development in these liquids-rich regions were partially offset by natural declines in our other operating areas, particularly those that produce dry gas.

NGL Sales

NGL sales increased $69 million in the first three months of 2012 due to a 21 percent increase in production. The increase in production was primarily due to increased drilling in the liquids-rich gas portions of the Barnett Shale, Cana-Woodford Shale and Granite Wash.

NGL sales decreased $20 million during the first three months of 2012 as a result of a 5 percent decrease in our realized price without hedges. The lower price was largely due to decreases in the Mont Belvieu, Texas hub price.

Oil, Gas and NGL Derivatives

The following tables provide financial information associated with our oil, gas and NGL hedges. The first table presents the cash settlements and unrealized gains and losses that are recognized as components of our revenues. The subsequent tables present our oil, gas and NGL prices with, and without, the effects of the cash settlements. The prices do not include the effects of unrealized gains and losses.

	Three Months Ended March 31,
	2012	2011
	(In millions)
Cash settlements:
Gas derivatives	$163	$91
Oil derivatives	(6)	(5)
NGL derivatives	1	—

Total cash settlements	158	86

Unrealized gains (losses) on fair value changes:
Gas derivatives	96	(57)
Oil derivatives	(109)	(198)
NGL derivatives	—	1

Total unrealized losses on fair value changes	(13)	(254)

Oil, gas and NGL derivatives	$145	$(168)

	Three Months Ended March 31, 2012
	Oil (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Total (Per Boe)
Realized price without hedges	$76.58	$2.34	$35.46	$30.33
Cash settlements of hedges	(0.44)	0.68	0.03	2.50

Realized price, including cash settlements	$76.14	$3.02	$35.49	$32.83

	Three Months Ended March 31, 2011
	Oil (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Total (Per Boe)
Realized price without hedges	$70.95	$3.62	$37.39	$32.86
Cash settlements of hedges	(0.48)	0.39	0.06	1.52

Realized price, including cash settlements	$70.47	$4.01	$37.45	$34.38

A summary of our outstanding commodity derivatives is included in Note 2 to the financial statements included in “Item 1. Consolidated Financial Statements” of this report. Cash settlements presented in the tables above represent realized gains or losses related to these various instruments.

In addition to cash settlements, we also recognize unrealized changes in the fair values of our oil, gas and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our oil, gas and NGL derivatives generated a net gain of $145 million during the first three months of 2012 and incurred a net loss of $168 million during the first three months of 2011.

Marketing and Midstream Revenues and Operating Costs and Expenses

	Three Months Ended March 31,
	2012	2011	Change(1)
	($ in millions)
Marketing and midstream:
Revenues	$437	$455	-4%
Operating costs and expenses	325	333	-3%

Operating profit	$112	$122	-7%

(1)	Percentage changes are based on actual figures rather than the rounded figures presented.

Marketing and midstream operating profit decreased $10 million primarily due to lower gas and NGL prices.

Lease Operating Expenses (“LOE”)

	Three Months Ended March 31,
	2012	2011	Change(1)
LOE ($ in millions):
U.S.	$252	$208	+21%
Canada	262	216	+22%

Total	$514	$424	+21%

LOE per Boe:
U.S.	$5.52	$5.11	+8%
Canada	$15.04	$13.55	+11%
Total	$8.15	$7.48	+9%

(1)	Percentage changes are based on actual figures rather than the rounded figures presented.

LOE increased $0.67 per Boe during the first three months of 2012. The largest contributor to the higher unit cost is related to our liquids production growth, particularly at our Jackfish thermal heavy oil projects in Canada and in the Permian

Basin in the U.S. Such projects generally require a higher cost to produce per unit than our gas projects. We also experienced upward pressures on costs in certain operating areas, which also contributed to the higher LOE per Boe.

Depreciation, Depletion and Amortization (“DD&A”)

	Three Months Ended March 31,
	2012	2011	Change(1)
DD&A ($ in millions):
Oil & gas properties	$616	$442	+39%
Other properties	64	64	0%

Total	$680	$506	+34%

DD&A per Boe:
Oil & gas properties	$9.77	$7.80	+25%
Other properties	$1.01	$1.13	-11%

Total	$10.78	$8.93	+21%

(1)	Percentage changes are based on actual figures rather than the rounded figures presented.

Oil and gas property DD&A increased $123 million during 2012 due to a 25 percent increase in the DD&A rate and $51 million due to our increase in production. The largest contributor to the higher rate was our drilling and development activities subsequent to the end of the first quarter of 2011.

General and Administrative Expenses (“G&A”)

	Three Months Ended March 31,
	2012	2011	Change(1)
	($ in millions)
Gross G&A	$288	$238	+21%
Capitalized G&A	(91)	(81)	+11%
Reimbursed G&A	(29)	(27)	+7%

Net G&A	$168	$130	+30%

Net G&A per Boe	$2.67	$2.29	+16%

(1)	Percentage changes are based on actual figures rather than the rounded figures presented.

Net G&A and net G&A per Boe increased during 2012 largely due to higher employee compensation and benefits. Employee costs increased primarily from an expansion of our workforce as part of growing production operations at certain of our key areas, including Jackfish, the Permian and the Cana-Woodford shale.

Taxes Other Than Income Taxes

	Three Months Ended March 31,
	2012	2011	Change(1)
	($ in millions)
Production	$53	$56	-6%
Ad valorem and other	49	52	-6%

Total	$102	$108	-6%

Taxes other than income taxes % of oil, gas and NGL revenue	5.33%	5.82%	-8%

(1)	Percentage changes are based on actual figures rather than the rounded figures presented.

Interest Expense

	Three Months Ended March 31,
	2012	2011
	(In millions)
Interest based on debt outstanding	$99	$98
Capitalized interest	(16)	(20)
Other	4	3

Interest expense	$87	$81

Other, net

	Three Months Ended March 31,
	2012	2011
	(In millions)
Accretion of asset retirement obligations	$27	$23
Interest rate swaps – unrealized fair value changes	10	(1)
Interest rate swaps – cash settlements	(10)	(16)
Other	(17)	(16)

Other, net	$10	$(10)

Income Taxes

The following table presents our total income tax expense and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2012	2011
Total income tax expense (in millions)	$197	$191

U.S. statutory income tax rate	35%	35%
State income taxes	1%	1%
Taxation on Canadian operations	(3%)	(2%)
Other	(1%)	(1%)

Effective income tax expense rate	32%	33%

Earnings (Loss) From Discontinued Operations

	Three Months Ended March 31,
	2012	2011
	(In millions)
Operating earnings	$—	$30
Loss on sale of oil and gas properties	(16)	—

Earnings (loss) before income taxes	(16)	30
Income tax expense	5	3

Earnings (loss) from discontinued operations	$(21)	$27

Earnings decreased in the first quarter of 2012 primarily as a result of the lost operating earnings subsequent to divesting our Brazilian assets in the second quarter of 2011 and the $16 million loss ($21 million after-tax) on the divestiture of our Angola operations.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major source and use categories of our cash and cash equivalents.

	Three Months Ended March 31,
	2012	2011
	(In millions)
Operating cash flow – continuing operations	$1,000	$1,266
Debt activity, net	1,107	1,197
Short-term investment activity, net	221	(1,491)
Divestitures of property and equipment	71	—
Capital expenditures	(2,088)	(1,827)
Common stock repurchases and dividends	(80)	(774)
Other	42	55

Net increase (decrease) in cash and cash equivalents	$273	$(1,574)

Cash and cash equivalents at end of period	$5,828	$1,716

Short-term investments at end of period	$1,282	$1,636

Operating Cash Flow – Continuing Operations

Net cash provided by operating activities (“operating cash flow”) continued to be a significant source of capital and liquidity in the first three months of 2012. Our operating cash flow decreased approximately 21 percent during 2012 primarily due to lower commodity prices and higher expenses, partially offset by the effects from higher production.

In 2011, we completed our offshore divestiture program that was announced in November 2009. This program generated approximately $8 billion in after-tax proceeds, which continue to provide us with substantial liquidity to invest in our North America property base. During the first three months of 2012 and 2011, our operating cash flow funded approximately 50 percent and 70 percent, respectively, of our cash payments for capital expenditures. Leveraging our liquidity, we largely used debt to fund the remainder of our cash-based capital expenditures. This cash flow deficit was largely expected as we have allocated approximately 25% of our 2012 capital expenditure budget to exploratory projects and leasehold acquisitions that are not yet generating production revenues.

Debt Activity, Net

During the first three months of 2012, we utilized net credit facility and commercial paper borrowings of $1.1 billion to fund capital expenditures in excess of our operating cash flow. During the first three months of 2011, we utilized commercial paper borrowings of $1.2 billion to fund capital expenditures, common share repurchases and dividends in excess of our operating cash flow.

Short-term Investments

During the first three months of 2012 and 2011, we had net short-term investment redemptions totaling $0.2 billion and net purchases totaling $1.5 billion, respectively. The 2011 purchases and remaining balances as of March 31, 2012 represent our investment of a portion of the International offshore divestiture proceeds into U.S. and Canadian Treasury securities, commercial paper and other marketable securities.

Divestitures of property and equipment

During the first three months of 2012, we received $71 million from the divestiture of our Angola operations.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2012	2011
	(In millions)
U.S.	$1,378	$1,114
Canada	463	520

Total oil and gas	1,841	1,634
Midstream	114	72
Other	133	121

Total continuing operations	$2,088	$1,827

Our capital expenditures consist of amounts related to our oil and gas exploration and development operations, our midstream operations and other corporate activities. The vast majority of our capital expenditures are for the acquisition, drilling and development of oil and gas properties, which totaled $1.8 billion and $1.6 billion in the first three months of 2012 and 2011, respectively. The 13% growth in exploration and development capital spending in the first three months of 2012 was primarily due to increased new ventures exploratory activity and leasehold acquisition.

Capital expenditures for our midstream operations are primarily for the construction and expansion of natural gas processing plants, natural gas gathering systems and oil transportation facilities. Our midstream capital expenditures are largely impacted by oil and gas drilling activities.

Common Stock Repurchases and Dividends

In connection with our offshore divestitures noted above, we conducted a $3.5 billion share repurchase program, which we completed in the fourth quarter of 2011. In the first quarter of 2012, we increased our dividend 25% over the first quarter of 2011 to $0.20 per share.

The following table summarizes our repurchases and our common stock dividends (amounts and shares in millions) during the first three months of 2012 and 2011.

	2012			2011
	Amount	Shares	Per Share	Amount	Shares	Per Share
Repurchases	$—	—	$—	$706	8.3	$85.39
Dividends	$80	N/A	$0.20	$68	N/A	$0.16

Liquidity

Historically, our primary sources of capital and liquidity have been our operating cash flow and cash on hand. Additionally, we maintain revolving lines of credit and a commercial paper program, which can be accessed as needed to supplement operating cash flow and cash balances. Other available sources of capital and liquidity include debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC. We estimate the combination of these sources of capital will be adequate to fund future capital expenditures, debt repayments and other contractual commitments. The following sections discuss changes to our liquidity subsequent to filing our 2011 Annual Report on Form 10-K.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, gas and NGLs we produce. We expect operating cash flow to continue to be our primary source of liquidity. To mitigate some of the risk inherent in prices, we have utilized various derivative financial instruments to set minimum and maximum prices on our 2012 production. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2012 are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

Credit Availability

As of April 18, 2012, we had $1.5 billion of available capacity under our syndicated, unsecured Senior Credit Facility and $3.9 billion of commercial paper borrowings outstanding.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65 percent. As of March 31, 2012, we were in compliance with this covenant with a debt-to-capitalization ratio of 24.4 percent.

Although we ended the first quarter of 2012 with approximately $7.1 billion of cash and short-term investments, the vast majority of this amount consists of proceeds from our International offshore divestitures that are held by certain of our foreign subsidiaries. We do not currently expect to repatriate such amounts to the U.S. If we were to repatriate a portion or all of the cash and short-term investments held by these foreign subsidiaries, we would be required to accrue and pay current income taxes in accordance with current U.S. tax law. With these proceeds remaining outside of the U.S., we expect to continue using commercial paper and credit facility borrowings in the U.S. to supplement our U.S. operating cash flow. We do not expect near-term increases in such borrowings will have a material effect on our overall liquidity or financial condition.

Capital Expenditures

We previously disclosed that we expected our 2012 capital expenditures to range from $6.2 billion to $6.8 billion. In the first quarter of 2012, we expanded our new ventures exploration activities, targeting oil and liquids-rich opportunities. As a result, we increased our total estimated 2012 capital expenditures by $1.0 billion.

In April 2012, we closed our previously announced $2.5 billion joint venture transaction with Sinopec. Pursuant to the agreement, Sinopec invested approximately $900 million in cash and received a 33.3% interest in five of our new ventures exploration plays in the U.S. at closing of the transaction. Additionally, Sinopec is required to fund approximately $1.6 billion of our share of future exploration, development and drilling costs associated with these plays.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to production for the last nine months of 2012, as well as 2013 and 2014. The key terms to all our oil, gas and NGL derivative financial instruments as of March 31, 2012 are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At March 31, 2012, a 10 percent increase and 10 percent decrease in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
	(In millions)
Gain/(loss):
Gas derivatives	$(86)	$85
Oil derivatives	$(397)	$371

Interest Rate Risk

At March 31, 2012, we had debt outstanding of $10.8 billion. Of this amount, $6.0 billion bears fixed interest rates averaging 6.3 percent. Additionally, we had $4.1 billion of outstanding commercial paper and $750 million of credit facility borrowings, bearing interest at floating rates which averaged 0.43 percent and 0.47 percent, respectively.

As of March 31, 2012, we had open interest rate swap positions that are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the Federal Funds rate. A 10 percent change in these forward curves would not materially impact our balance sheet at March 31, 2012.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period. A 10 percent unfavorable change in the Canadian-to-U.S. dollar exchange rate would not materially impact our March 31, 2012 balance sheet.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, one of these foreign subsidiaries holds Canadian-dollar cash and engages in short-term intercompany loans with Canadian subsidiaries that are sometimes based in Canadian dollars. Additionally, at March 31, 2012, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on the Canadian-dollar cash. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash. The value of the intercompany loans increases or decreases from the remeasurement of the loans into the U.S. dollar functional currency. Based on the amount of the intercompany loans as of March 31, 2012, a 10 percent change in the foreign currency exchange rates would not materially impact our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, Devon’s principal executive and principal financial officers have concluded that Devon’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in Devon’s internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Devon’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2011 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 1 – January 31	3,971	$65.41	—	$—
February 1 – February 29	1,466	$68.39	—	$—
March 1 – March 31	11,288	$71.24	—	$—

Total	16,725	$69.61	—

(1)	Share repurchases during the period related to shares received by us from employees for the payment of personal income tax withholding resulting from restricted stock vesting and stock option exercises.

Under the Devon Canada Corporation Savings Plan (the “Canadian Plan”), eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Eligible Canadian employees purchased approximately 2,100 shares of our common stock in the first quarter of 2012, at then-prevailing stock prices, that they held through their ownership in the Canadian Plan. We acquired the shares sold under the Canadian Plan through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

DEVON ENERGY CORPORATION

Date: May 2, 2012	/s/ Jeffrey A. Agosta
Jeffrey A. Agosta
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document