Form 10-Q
period 2013-03-31
DEVON ENERGY CORP/DE
filed 2013-05-01
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

On April 24, 2013, 406 million shares of common stock were outstanding.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In millions, except per share amounts)
Revenues:
Oil, gas and NGL sales	$1,804	$1,915
Oil, gas and NGL derivatives	(320)	145
Marketing and midstream revenues	488	437

Total revenues	1,972	2,497

Expenses and other, net:
Lease operating expenses	525	514
Marketing and midstream operating costs and expenses	363	325
Depreciation, depletion and amortization	704	680
General and administrative expenses	150	168
Taxes other than income taxes	113	102
Interest expense	110	87
Restructuring costs	38	—
Asset impairments	1,913	—
Other, net	18	10

Total expenses and other, net	3,934	1,886

Earnings (loss) from continuing operations before income taxes	(1,962)	611
Current income tax expense	—	18
Deferred income tax expense (benefit)	(623)	179

Earnings (loss) from continuing operations	(1,339)	414
Loss from discontinued operations, net of tax	—	(21)

Net earnings (loss)	$(1,339)	$393

Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$(3.34)	$1.03
Basic loss from discontinued operations per share	—	(0.06)

Basic net earnings (loss) per share	$(3.34)	$0.97

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$(3.34)	$1.03
Diluted loss from discontinued operations per share	—	(0.06)

Diluted net earnings (loss) per share	$(3.34)	$0.97

Comprehensive earnings (loss):
Net earnings (loss)	$(1,339)	$393
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	(183)	152
Pension and postretirement plans	4	4

Other comprehensive earnings (loss), net of tax	(179)	156

Comprehensive earnings (loss)	$(1,518)	$549

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2013	2012
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings (loss)	$(1,339)	$393
Loss from discontinued operations, net of tax	—	21
Adjustments to reconcile earnings from continuing operations to net cash from operating activities:
Depreciation, depletion and amortization	704	680
Asset impairments	1,913	—
Deferred income tax expense (benefit)	(623)	179
Unrealized change in fair value of financial instruments	419	22
Other noncash charges	83	54
Net increase in working capital	(158)	(321)
Increase in long-term other assets	(6)	(12)
Increase (decrease) in long-term other liabilities	9	(16)

Cash from operating activities – continuing operations	1,002	1,000
Cash from operating activities – discontinued operations	—	26

Net cash from operating activities	1,002	1,026

Cash flows from investing activities:
Capital expenditures	(1,926)	(2,088)
Proceeds from property and equipment divestitures	29	—
Purchases of short-term investments	(871)	(827)
Redemptions of short-term investments	1,988	1,048
Other	(2)	(1)

Cash from investing activities – continuing operations	(782)	(1,868)
Cash from investing activities – discontinued operations	—	58

Net cash from investing activities	(782)	(1,810)

Cash flows from financing activities:
Net short-term borrowings	508	357
Credit facility borrowings	—	750
Proceeds from stock option exercises	—	20
Dividends paid on common stock	(81)	(80)
Excess tax benefits related to share-based compensation	3	1

Net cash from financing activities	430	1,048

Effect of exchange rate changes on cash	(12)	9

Net change in cash and cash equivalents	638	273

Cash and cash equivalents at beginning of period	4,637	5,555

Cash and cash equivalents at end of period	$5,275	$5,828

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,275	$4,637
Short-term investments	1,226	2,343
Accounts receivable	1,369	1,245
Other current assets	533	746

Total current assets	8,403	8,971

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	70,431	69,410
Not subject to amortization	3,426	3,308

Total oil and gas	73,857	72,718
Other	5,792	5,630

Total property and equipment, at cost	79,649	78,348
Less accumulated depreciation, depletion and amortization	(53,267)	(51,032)

Property and equipment, net	26,382	27,316

Goodwill	6,017	6,079
Other long-term assets	780	960

Total assets	$41,582	$43,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,409	$1,451
Revenues and royalties payable	753	750
Short-term debt	4,197	3,189
Other current liabilities	441	613

Total current liabilities	6,800	6,003

Long-term debt	7,955	8,455
Asset retirement obligations	2,092	1,996
Other long-term liabilities	873	901
Deferred income taxes	4,154	4,693
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 406 million shares in 2013 and 2012, respectively	41	41
Additional paid-in capital	3,717	3,688
Retained earnings	14,358	15,778
Accumulated other comprehensive earnings	1,592	1,771

Total stockholders’ equity	19,708	21,278

Commitments and contingencies (Note 16)
Total liabilities and stockholders’ equity	$41,582	$43,326

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
	(Unaudited)
	(In millions)
Three Months Ended March 31, 2013
Balance as of December 31, 2012	406	$41	$3,688	$15,778	$1,771	$—	$21,278
Net loss	—	—	—	(1,339)	—	—	(1,339)
Other comprehensive loss, net of tax	—	—	—	—	(179)	—	(179)
Common stock repurchased	—	—	—	—	—	(6)	(6)
Common stock retired	—	—	(6)	—	—	6	—
Common stock dividends	—	—	—	(81)	—	—	(81)
Share-based compensation	—	—	32	—	—	—	32
Share-based compensation tax benefits	—	—	3	—	—	—	3

Balance as of March 31, 2013	406	$41	$3,717	$14,358	$1,592	$—	$19,708

Three Months Ended March 31, 2012
Balance as of December 31, 2011	404	$40	$3,507	$16,308	$1,575	$—	$21,430
Net earnings	—	—	—	393	—	—	393
Other comprehensive earnings, net of tax	—	—	—	—	156	—	156
Stock option exercises	—	—	20	—	—	—	20
Common stock repurchased	—	—	—	—	—	(1)	(1)
Common stock retired	—	—	(1)	—	—	1	—
Common stock dividends	—	—	—	(80)	—	—	(80)
Share-based compensation	—	—	37	—	—	—	37
Share-based compensation tax benefits	—	—	1	—	—	—	1

Balance as of March 31, 2012	404	$40	$3,564	$16,621	$1,731	$—	$21,956

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited financial statements and notes of Devon Energy Corporation (“Devon”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Devon’s 2012 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012 and Devon’s financial position as of March 31, 2013.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts contain provisions that provide for collateral payments, depending on levels of exposure and the credit rating of the counterparty. As of March 31, 2013, Devon did not hold any collateral from its counterparties.

Commodity Derivatives

As of March 31, 2013, Devon had the following open oil derivative positions. Devon’s oil derivatives settle against the average of the prompt month NYMEX West Texas Intermediate futures price.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2013	70,000	$100.26	65,000	$90.13	$111.91	10,000	$120.00
Q1-Q4 2014	21,000	$94.99	10,000	$86.53	$102.75	39,000	$116.15
Q1-Q4 2015	500	$91.00	—	$—	$—	19,000	$114.74

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2013	Western Canadian Select	31,169	$(22.03)

As of March 31, 2013, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas swaps and collars that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas swaps and collars that settle against the AECO index.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q2-Q4 2013	987,500	$4.09	749,273	$3.55	$4.19	—	$—
Q1-Q4 2014	725,000	$4.39	30,000	$4.00	$4.55	500,000	$5.00
Q1-Q4 2015	—	$—	—	$—	$—	475,000	$5.11

	Price Swaps
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q2-Q4 2013	28,435	$3.64

As of March 31, 2013, Devon had the following open NGL derivative positions. Devon’s NGL swaps settle against the average of the prompt month OPIS Mont Belvieu, Texas hub.

	Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2013	Propane	1,364	$40.88
Q2-Q4 2013	Ethane	2,945	$14.25

	Basis Swaps
Period	Pay	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2013	Natural Gasoline	500	$(6.80)

Interest Rate Derivatives

As of March 31, 2013, Devon had the following open interest rate derivative positions:

Notional	Weighted Average Fixed Rate Received	Variable Rate Paid	Expiration
(In millions)
$750	3.88%	Federal funds rate	July 2013

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Foreign Currency Derivatives

As of March 31, 2013, Devon had the following open foreign currency derivative positions:

Forward Contract
Currency	Contract Type	CAD Notional	Weighted Average Fixed Rate Received	Expiration
		(In millions)	(CAD-USD)
Canadian Dollar	Sell	$755	0.979	May 2013

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

	Three Months Ended March 31,
	2013	2012
	(In millions)
Cash settlements:
Commodity derivatives	$86	$158
Interest rate derivatives	9	10
Foreign currency derivatives	19	(11)

Total cash settlements	114	157

Unrealized gains (losses):
Commodity derivatives	(406)	(13)
Interest rate derivatives	(9)	(10)
Foreign currency derivatives	(4)	1

Total unrealized losses	(419)	(22)

Net gain (loss) recognized on comprehensive statements of earnings	$(305)	$135

The following table presents the derivative fair values included in the accompanying balance sheets.

	Balance Sheet Caption	March 31, 2013	December 31, 2012
		(In millions)
Asset derivatives:
Commodity derivatives	Other current assets	$91	$379
Commodity derivatives	Other long-term assets	63	22
Interest rate derivatives	Other current assets	14	23
Foreign currency derivatives	Other current assets	—	1

Total asset derivatives		$168	$425

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Balance Sheet Caption	March 31, 2013	December 31, 2012
		(In millions)
Liability derivatives:
Commodity derivatives	Other current liabilities	$79	$3
Commodity derivatives	Other long-term liabilities	112	29
Foreign currency derivatives	Other current liabilities	3	—

Total liability derivatives		$194	$32

3. Restructuring Costs

Office Consolidation

In October 2012, Devon announced plans to consolidate its U.S. personnel into a single operations group centrally located at the company’s headquarters in Oklahoma City. As of March 31, 2013, Devon had substantially completed this initiative and incurred $118 million of restructuring costs associated with the office consolidation.

Divestiture of Offshore Assets

In the fourth quarter of 2009, Devon announced plans to divest its offshore assets. As of March 31, 2013, Devon had divested all of its U.S. Offshore and International assets and incurred $196 million of restructuring costs associated with the divestitures.

Financial Statement Presentation

The schedule below summarizes restructuring costs presented in the accompanying comprehensive statements of earnings related to the office consolidation. There were no costs related to the offshore divestitures in the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Lease obligations and other	$29	$—
Asset impairments	9	—

Restructuring costs	$38	$—

In the three months ended March 31, 2013, Devon incurred $23 million of restructuring costs related to office space that is subject to non-cancellable operating lease agreements that Devon ceased using as a part of the office consolidation. Devon also recognized $9 million of asset impairment charges for leasehold improvements and furniture associated with the office consolidation.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The schedule below summarizes Devon’s restructuring liabilities.

	Other Current Liabilities	Other Long-Term Liabilities	Total
		(In millions)
Balance as of December 31, 2011	$29	$16	$45
Lease obligations—Offshore	(2)	(1)	(3)
Employee severance—Offshore	(2)	—	(2)

Balance as March 31, 2012	$25	$15	$40

Balance as of December 31, 2012	$52	$9	$61
Lease obligations and other—Office consolidation	11	9	20
Employee severance—Office consolidation	(9)	—	(9)
Lease obligations—Offshore	(1)	—	(1)

Balance as of March 31, 2013	$53	$18	$71

4. Other, net

The components of other, net in the accompanying comprehensive statements of earnings include the following:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Accretion of asset retirement obligations	$28	$27
Foreign currency derivatives	(15)	10
Foreign exchange loss (gain)	17	(14)
Interest income	(8)	(7)
Other	(4)	(6)

Other, net	$18	$10

5. Earnings (Loss) Per Share

The following table reconciles earnings (loss) from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings per share.

	Earnings (loss)	Common Shares	Earnings (loss) per Share
	(In millions, except per share amounts)
Three Months Ended March 31, 2013:
Loss from continuing operations	$(1,339)	406
Attributable to participating securities	(1)	(4)

Basic and diluted loss per share	$(1,340)	402	$(3.34)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Earnings (loss)	Common Shares	Earnings (loss) per Share
	(In millions, except per share amounts)
Three Months Ended March 31, 2012:
Earnings from continuing operations	$414	404
Attributable to participating securities	(4)	(4)

Basic earnings per share	410	400	$1.03
Dilutive effect of potential common shares issuable	—	1

Diluted earnings per share	$410	401	$1.03

Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculation because the options are antidilutive. These excluded options totaled 7.7 million shares and 6.4 million shares during the three-month periods ended March 31, 2013 and 2012, respectively.

6. Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,996	$1,802
Change in cumulative translation adjustment	(191)	159
Income tax benefit (expense)	8	(7)

Ending accumulated foreign currency translation	1,813	1,954

Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(225)	(227)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	7
Income tax expense	(2)	(3)

Ending accumulated pension and postretirement benefits	(221)	(223)

Accumulated other comprehensive earnings, net of tax	$1,592	$1,731

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost which, is a component of general and administrative expenses on the accompanying comprehensive statements of earnings (see retirement plans footnote for additional details).

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net change in working capital:
Change in accounts receivable	$(122)	$280
Change in other current assets	(1)	(53)
Change in accounts payable	83	(226)
Change in revenues and royalties payable	3	(169)
Change in income taxes payable	9	(16)
Change in other current liabilities	(130)	(137)

Net increase in working capital	$(158)	$(321)

Interest paid (net of capitalized interest)	$139	$136
Income taxes paid (received)	$(11)	$33

8. Short-Term Investments

The components of short-term investments include the following:

	March 31, 2013	December 31, 2012
	(In millions)
Canadian treasury, agency and provincial securities	$1,177	$1,865
U.S. treasuries	—	429
Other	49	49

Short-term investments	$1,226	$2,343

9. Accounts Receivable

The components of accounts receivable include the following:

	March 31, 2013	December 31, 2012
	(In millions)
Oil, gas and NGL sales	$849	$752
Joint interest billings	331	270
Marketing and midstream revenues	160	161
Other	39	72

Gross accounts receivable	1,379	1,255
Allowance for doubtful accounts	(10)	(10)

Net accounts receivable	$1,369	$1,245

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Property and Equipment

Asset Impairments

In the first quarter of 2013, Devon recognized asset impairments related to its oil and gas property and equipment as presented below.

	Three Months Ended March 31, 2013
	Gross	Net of Taxes
	(In millions)
U.S. oil and gas assets	$1,110	$707
Canada oil and gas assets	803	601

Total asset impairments	$1,913	$1,308

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

The oil and gas impairments resulted primarily from declines in the U.S. and Canada full cost ceilings since December 31, 2012. The lower ceiling values resulted primarily from decreases in the 12-month average trailing prices for oil, bitumen and NGLs, which have reduced proved reserve values.

If pricing conditions do not improve, Devon may incur a full cost ceiling impairment related to its oil and gas property and equipment in future quarters of 2013.

11. Goodwill

During the first three months of 2013, Devon’s Canadian goodwill decreased $62 million entirely due to foreign currency translation.

12. Debt

Commercial Paper

As of March 31, 2013, Devon had $3.7 billion of outstanding commercial paper at an average rate of 0.35 percent.

Credit Lines

Devon has a $3.0 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). As of March 31, 2013 there were no borrowings under the Senior Credit Facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65 percent. As of March 31, 2013, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 26.3 percent.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. Asset Retirement Obligations

The schedule below summarizes changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Asset retirement obligations as of beginning of period	$2,095	$1,563
Liabilities incurred	43	21
Liabilities settled	(28)	(15)
Revision of estimated obligation	63	399
Liabilities assumed by others	(4)	(1)
Accretion expense on discounted obligation	28	27
Foreign currency translation adjustment	(26)	14

Asset retirement obligations as of end of period	2,171	2,008
Less current portion	79	64

Asset retirement obligations, long-term	$2,092	$1,944

14. Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(In millions)
Service cost	$9	$11	$—	$—
Interest cost	13	15	—	1
Expected return on plan assets	(15)	(16)	—	—
Amortization of prior service cost (1)	1	1	—	—
Net actuarial loss (1)	5	6	—	—

Net periodic benefit cost (2)	$13	$17	$—	$1

(1)	These net periodic benefit costs were reclassified out of comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of general and administrative expenses on the accompanying comprehensive statements of earnings.

15. Stockholders’ Equity

Dividends

Devon paid common stock dividends of $81 million and $80 million in the first three months of 2013 and 2012, respectively. The quarterly cash dividend was $0.20 per share for both periods. In March 2013, Devon announced an increase of its quarterly cash dividend to $0.22 per share that will begin in the second quarter of 2013.

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

On June 20, 2011, a court issued a judgment against Rees-Jones for $196 million, of which $133 million of the judgment was also issued against Devon. Devon did not have a legal right of set off with respect to the judgment. Therefore, it had recorded a $133 million long-term liability relating to the judgment with an offsetting $133 million long-term receivable relating to its right to be indemnified by Rees-Jones and certain other parties pursuant to the indemnification agreement.

The plaintiffs and Rees-Jones have settled all claims related to the 2004 redemption. Under the terms of the settlement, Rees-Jones and Devon received full releases for all of the plaintiffs’ claims with Rees-Jones funding all settlement payments. Consequently, Devon reversed the previously recorded liability and asset in the first quarter of 2013.

Other Matters

Devon is involved in other various routine legal proceedings incidental to its business. However, to Devon’s knowledge, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17. Fair Value Measurements

The following tables provide carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other payables and accrued expenses included in the accompanying balance sheets approximated fair value at March 31, 2013 and December 31, 2012. Therefore, such financial assets and liabilities are not presented in the following tables.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
	(In millions)
March 31, 2013 assets (liabilities):
Cash equivalents	$4,653	$4,653	$609	$4,044	$—
Short-term investments	$1,226	$1,226	$—	$1,226	$—
Long-term investments	$63	$63	$—	$—	$63
Commodity derivatives	$154	$154	$—	$154	$—
Commodity derivatives	$(191)	$(191)	$—	$(191)	$—
Interest rate derivatives	$14	$14	$—	$14	$—
Foreign currency derivatives	$(3)	$(3)	$—	$(3)	$—
Debt	$(12,152)	$(13,423)	$—	$(13,423)	$—
December 31, 2012 assets (liabilities):
Cash equivalents	$4,149	$4,149	$200	$3,949	$—
Short-term investments	$2,343	$2,343	$429	$1,914	$—
Long-term investments	$64	$64	$—	$—	$64
Commodity derivatives	$401	$401	$—	$401	$—
Commodity derivatives	$(32)	$(32)	$—	$(32)	$—
Interest rate derivatives	$23	$23	$—	$23	$—
Foreign currency derivatives	$1	$1	$—	$1	$—
Debt	$(11,644)	$(13,435)	$—	$(13,435)	$—

The following methods and assumptions were used to estimate the fair values in the tables above.

Level 1 Fair Value Measurements

Cash equivalents and short-term investments — Amounts consist primarily of U.S. and Canadian treasury securities and money market investments. The fair value approximates the carrying value.

Level 2 Fair Value Measurements

Cash equivalents and short-term investments — Amounts consist primarily of Canadian agency and provincial securities and commercial paper investments. The fair value approximates the carrying value.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Level 3 Fair Value Measurements

Long-term investments — Devon’s long-term investments presented in the tables above consisted entirely of auction rate securities. Due to auction failures and the lack of an active market for Devon’s auction rate securities, quoted market prices for these securities were not available. Therefore, Devon used valuation techniques that rely on unobservable inputs to estimate the fair values of its long-term auction rate securities. These inputs were based on continued receipts of principal at par, the collection of all accrued interest to date, the probability of full repayment of the securities considering the U.S. government guarantees substantially all of the underlying student loans, and the AAA credit rating of the securities. As a result of using these inputs, Devon concluded the estimated fair values of its long-term auction rate securities approximated the par values as of March 31, 2013 and December 31, 2012.

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

Included below is a summary of the changes in Devon’s Level 3 fair value measurements during the first three months of 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Long-term investments balance at beginning of period	$64	$84
Redemptions of principal	(1)	—

Long-term investments balance at end of period	$63	$84

	Three Months Ended March 31,
	2013	2012
	(In millions)
Debt balance at beginning of period	$—	$(85)
Foreign exchange translation adjustment	—	(2)
Redemptions of principal	—	50

Debt balance at end of period	$—	$(37)

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

	U.S.	Canada	Total
	(In millions)
Three Months Ended March 31, 2013:
Oil, gas and NGL sales	$1,290	$514	$1,804
Oil, gas and NGL derivatives	$(295)	$(25)	$(320)
Marketing and midstream revenues	$438	$50	$488
Depreciation, depletion and amortization	$469	$235	$704
Interest expense	$96	$14	$110
Asset impairments	$1,110	$803	$1,913
Loss from continuing operations before income taxes	$(1,087)	$(875)	$(1,962)
Income tax benefit	$(395)	$(228)	$(623)
Loss from continuing operations	$(692)	$(647)	$(1,339)
Property and equipment, net	$18,082	$8,300	$26,382
Total assets	$23,614	$17,968	$41,582
Capital expenditures	$1,254	$584	$1,838

Three Months Ended March 31, 2012:
Oil, gas and NGL sales	$1,236	$679	$1,915
Oil, gas and NGL derivatives	$145	$—	$145
Marketing and midstream revenues	$399	$38	$437
Depreciation, depletion and amortization	$431	$249	$680
Interest expense	$71	$16	$87
Earnings from continuing operations before income taxes	$533	$78	$611
Income tax expense	$185	$12	$197
Earnings from continuing operations	$348	$66	$414
Property and equipment, net	$18,103	$8,458	$26,561
Total assets	$23,842	$18,763	$42,605
Capital expenditures	$1,436	$510	$1,946

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month period ended March 31, 2013, compared to the three-month period ended March 31, 2012, and in our financial condition and liquidity since December 31, 2012. For information regarding our critical accounting policies and estimates, see our 2012 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2013 Results

Key components of our financial performance are summarized below, which exclude amounts from our discontinued operations.

	Three Months Ended March 31,
	2013	2012	Change
	($ in millions, except per share amounts)
Net earnings (loss)	$(1,339)	$414	-423%
Adjusted earnings (1)	$270	$427	-37%
Earnings (loss) per share	$(3.34)	$1.03	-426%
Adjusted earnings per share (1)	$0.66	$1.05	-37%
Production (MBoe/d)	686.9	693.6	-1%
Realized price per Boe	$29.18	$30.33	-4%
Operating margin per Boe (2)	$18.06	$20.80	-13%
Operating cash flow	$1,002	$1,000	+0%
Adjusted operating cash flow (1)	$1,157	$1,349	-14%
Capitalized costs	$1,838	$1,946	-6%
Shareholder distributions	$81	$80	+1%

(1)	Adjusted earnings, adjusted earnings per share and adjusted operating cash flow are financial measures not prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings, adjusted earnings per share and adjusted operating cash flow as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.
(2)	Computed as revenues from commodity sales, commodity derivatives settlements, and marketing and midstream operations, less expenses for lease operations, marketing and midstream operations, general and administration, taxes other than income taxes and interest, with the result divided by total production.

Our net loss in the first three months of 2013 resulted from noncash asset impairments, which reduced our earnings by $1.9 billion ($1.3 billion after tax). Excluding the asset impairments and other items typically excluded by securities analysts, our adjusted earnings were $270 million, or $0.66 per diluted share. This compares to adjusted earnings of $427 million, or $1.05 per diluted share, in the first three months 2012. Earnings were lower in 2013 primarily because of lower oil and NGL prices.

Results of Operations

Production, Prices and Revenues

	Three Months Ended March 31,
	2013	2012	Change
Oil (MBbls/d)
U.S.	67.5	54.7	+23%
Canada	40.5	41.2	-2%

Total	108.0	95.9	+13%

Bitumen (MBbls/d)
Canada	54.3	46.1	+18%

Gas (MMcf/d)
U.S.	1,968.9	2,071.8	-5%
Canada	455.1	556.4	-18%

Total	2,424.0	2,628.2	-8%

NGLs (MBbls/d)
U.S.	110.4	102.1	+8%
Canada	10.1	11.4	-11%

Total	120.5	113.5	+6%

Combined (MBoe/d)
U.S.	506.1	502.2	+1%
Canada	180.8	191.4	-6%

Total	686.9	693.6	-1%

	Three Months Ended March 31,
	2013 (1)	2012 (1)	Change
Oil (per Bbl)
U.S.	$87.45	$99.35	-12%
Canada	$57.12	$74.92	-24%
Total	$76.08	$88.86	-14%
Bitumen (per Bbl)
Canada	$28.42	$50.99	-44%
Gas (per Mcf)
U.S.	$2.81	$2.28	+23%
Canada	$3.02	$2.54	+19%
Total	$2.85	$2.34	+22%
NGLs (per Bbl)
U.S.	$26.28	$33.37	-21%
Canada	$47.33	$54.18	-13%
Total	$28.04	$35.46	-21%
Combined (per Boe)
U.S.	$28.32	$27.03	+5%
Canada	$31.59	$39.00	-19%
Total	$29.18	$30.33	-4%

(1)	The prices presented exclude any effects due to oil, gas and NGL derivatives.

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	Oil	Bitumen	Gas	NGLs	Total
	(In millions)
2012 sales	$776	$214	$559	$366	$1,915
Change due to volumes	88	35	(49)	18	92
Change due to prices	(125)	(109)	111	(80)	(203)

2013 sales	$739	$140	$621	$304	$1,804

Upstream sales increased $92 million due to an 11 percent increase in our liquids production, partially offset by an 8 percent decline in our gas production in the first three months of 2013. As a result of continued development of our oil properties, primarily in the Permian Basin, oil sales increased $88 million. Bitumen sales increased $35 million due to development of our Jackfish thermal heavy oil projects in Canada. Additionally, our NGL sales increased $18 million primarily as a result of continued drilling in the liquids-rich gas portions of the Cana-Woodford and Barnett Shales and the Permian Basin. These increases were partially offset by decreases in our gas production, which resulted in a $49 million decline in sales.

Production information for our key properties is summarized below:

•	Permian Basin production increased 20 percent compared to the first quarter of 2012 and 2 percent compared to the fourth quarter of 2012. Oil production accounted for 60 percent of our 68,000 Boe per day produced in the Permian Basin during the first quarter of 2013. The year-over-year increase in total production was driven by a 24 percent increase in oil production.

•	Barnett Shale production increased 1 percent compared to the first quarter of 2012 and 2 percent compared to the fourth quarter of 2012. Liquids production accounted for 24 percent of our 1.4 Bcfe per day produced in the Barnett Shale during the first quarter of 2013. The year-over-year increase in total production was driven by a 5 percent increase in liquids production.

•	Cana-Woodford Shale production increased 26 percent compared to the first quarter of 2012 and 4 percent compared to the fourth quarter of 2012. Liquids production accounted for 41 percent of our 340 MMcfe per day produced in Cana during the first quarter of 2013. The year-over-year increase in total production was driven by a 78 percent increase in liquids production.

•	Jackfish production increased 18 percent compared to the first quarter of 2012 and 11 percent compared to the fourth quarter of 2012. Bitumen production accounted for all of our 54,000 Boe per day produced at Jackfish during the first quarter of 2013.

•	Granite Wash production decreased 13 percent compared to the first quarter of 2012. Although total production was down, oil production increased 25 percent compared to the first quarter of 2012. Liquids production accounted for 52 percent of our 16,000 Boe per day produced in the Granite Wash during the first quarter of 2013.

•	Mississippian production increased 67 percent compared to the fourth quarter of 2012 to 3,000 Boe per day. Oil production accounted for 66 percent of our total production in the Mississippian during the first quarter of 2013.

•	Gulf Coast/East Texas production decreased 16 percent compared to the first quarter of 2012. Liquids production accounted for nearly 25 percent of our 333 MMcfe per day produced in Gulf Coast/East Texas during the first quarter of 2013.

•	Rocky Mountain production decreased 13 percent compared to the first quarter of 2012. Although total production was down, oil production increased 13 percent compared to the first quarter of 2012. Liquids production accounted for nearly 30 percent of our 326 MMcfe per day produced in the Rocky Mountains during the first quarter of 2013.

•	Lloydminster production decreased 8 percent compared to the first quarter of 2012. Oil production accounted for 95 percent of our 30,000 Boe per day produced at Lloydminster during the first quarter of 2013.

Upstream sales decreased $203 million during the first three months of 2013 due to a 4 percent decrease in our realized price without hedges. Our liquids sales were the most significantly impacted with a $314 million decrease in sales due to prices. The largest contributors to the lower liquids prices were a decrease in the average NYMEX West Texas Intermediate index price along with wider bitumen differentials and lower NGL prices at the Mont Belvieu, Texas hub. The lower realized prices in our liquids were partially offset by higher realized gas prices, which resulted in additional sales of $111 million. The change in our gas price was largely due to fluctuations of the North American regional index prices upon which our gas sales are based.

Oil, Gas and NGL Derivatives

A summary of our open commodity derivative positions is included in Note 2 to the financial statements included in “Item 1. Consolidated Financial Statements” of this report. The following tables provide financial information associated with our commodity derivatives. The first table presents the cash settlements and unrealized gains and losses that are recognized as components of our revenues. The subsequent tables present our oil, bitumen, gas and NGL prices with, and without, the effects of the cash settlements. The prices do not include the effects of unrealized gains and losses.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Cash settlements:
Gas derivatives	$53	$163
Oil derivatives	32	(6)
NGL derivatives	1	1

Total cash settlements	86	158

Unrealized gains (losses) on fair value changes:
Gas derivatives	(256)	96
Oil derivatives	(147)	(109)
NGL derivatives	(3)	—

Total unrealized losses on fair value changes	(406)	(13)

Oil, gas and NGL derivatives	$(320)	$145

	Three Months Ended March 31, 2013
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$76.08	$28.42	$2.85	$28.04	$29.18
Cash settlements of hedges (1)	3.29	—	0.24	0.13	1.39

Realized price, including cash settlements	$79.37	$28.42	$3.09	$28.17	$30.57

	Three Months Ended March, 2012
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$88.86	$50.99	$2.34	$35.46	$30.33
Cash settlements of hedges	(0.64)	—	0.68	0.03	2.50

Realized price, including cash settlements	$88.22	$50.99	$3.02	$35.49	$32.83

(1)	Cash settlements of oil hedges include settlements from our Western Canadian Select basis swaps presented in Note 2 to the financial statements included in “Item 1. Consolidated Financial Statements” of this report.

Cash settlements presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize unrealized changes in the fair values of our commodity derivatives in each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our commodity derivatives incurred a net loss of $320 million and generated a net gain $145 million during the first three months of 2013 and 2012, respectively.

Marketing and Midstream Revenues and Operating Costs and Expenses

	Three Months Ended March 31,
	2013	2012	Change
	($ in millions)
Revenues	$488	$437	+12%
Operating costs and expenses	363	325	+12%

Operating profit	$125	$112	+12%

During the first three months of 2013, marketing and midstream operating profit increased $13 million primarily due to higher gas prices and lower operating expenses.

Lease Operating Expenses (“LOE”)

	Three Months Ended March 31,
	2013	2012	Change
LOE ($ in millions):
U.S.	$288	$252	+14%
Canada	237	262	-9%

Total	$525	$514	+2%

LOE per Boe:
U.S.	$6.32	$5.52	+14%
Canada	$14.59	$15.04	-3%
Total	$8.49	$8.15	+4%

LOE increased $0.34 per Boe during the first three months of 2013. The largest contributor to the higher unit cost is related to our liquids production growth, particularly at the Permian Basin in the U.S. Such projects generally require a higher cost to produce per unit than our gas projects. We also experienced upward pressures on costs in certain operating areas, which also contributed to the higher LOE per Boe.

Depreciation, Depletion and Amortization (“DD&A”)

	Three Months Ended March 31,
	2013	2012	Change
DD&A ($ in millions):
Oil & gas properties	$627	$616	+2%
Other properties	77	64	+21%

Total	$704	$680	+3%

DD&A per Boe:
Oil & gas properties	$10.13	$9.77	+4%
Other properties	1.25	1.01	+24%

Total	$11.38	$10.78	+6%

DD&A increased during the first three months of 2013 largely due to higher DD&A rates, resulting from our oil and gas drilling and development activities and construction of our new headquarters in Oklahoma City.

General and Administrative Expenses (“G&A”)

	Three Months Ended March 31,
	2013	2012	Change
	($ in millions)
Gross G&A	$283	$288	-2%
Capitalized G&A	(99)	(91)	+9%
Reimbursed G&A	(34)	(29)	+17%

Net G&A	$150	$168	-11%

Net G&A per Boe	$2.43	$2.67	-9%

Net G&A and net G&A per Boe decreased during the first three months of 2013 largely due to lower employee compensation and benefits and higher capitalized G&A.

Taxes Other Than Income Taxes

	Three Months Ended March 31,
	2013	2012	Change
	($ in millions)
Production	$60	$53	+14%
Ad valorem and other	53	49	+8%

Taxes other than income taxes	$113	$102	+11%

Percentage of oil, gas and NGL revenue:
Production	3.35%	2.77%	+21%
Ad valorem and other	2.92%	2.56%	+14%

Total	6.27%	5.33%	+18%

Taxes other than income taxes as a percentage of oil, gas and NGL revenue increased primarily due to lower Canadian revenues with no associated production taxes as well as ad valorem and other taxes that do not change in direct correlation with oil, gas and NGL revenues.

Interest Expense

	Three Months Ended March 31,
	2013	2012	Change
	($ in millions)
Interest based on debt outstanding	$118	$99	+19%
Capitalized interest	(11)	(16)	-35%
Other	3	4	-27%

Interest expense	$110	$87	+27%

Interest expense increased primarily due to additional debt borrowings and lower capitalized interest, partially offset by lower weighted average interest rates. Borrowings were primarily used to fund capital expenditures in excess of our operating cash flow.

Restructuring Costs

	Three Months Ended March 31,
	2013	2012
	(In millions)
Lease obligations and other	$29	$—
Asset impairments	9	—

Restructuring costs	$38	$—

In the three months ended March 31, 2013, we incurred $38 million of restructuring costs associated with the consolidation of our U.S. personnel into one location in Oklahoma City. This amount includes $23 million related to office space that is subject to non-cancellable operating lease agreements that we ceased using as a part of the office consolidation. We also recognized $9 million of asset impairment charges for leasehold improvements and furniture associated with the office consolidation.

Asset Impairments

	Three Months Ended March 31, 2013
	Gross	Net of Taxes
	(In millions)
U.S. oil and gas assets	$1,110	$707
Canada oil and gas assets	803	601

Total asset impairments	$1,913	$1,308

Under the full-cost method of accounting, capitalized costs of oil and gas properties are subject to a quarterly full cost ceiling test, which is discussed in Note 10 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

The oil and gas impairments resulted primarily from declines in the U.S. and Canada full cost ceilings since December 31, 2012. The lower ceiling values resulted primarily from decreases in the 12-month average trailing prices for oil, bitumen and NGLs, which have reduced proved reserve values.

If pricing conditions do not improve, we may incur full cost ceiling impairments related to our oil and gas property and equipment in future quarters of 2013.

Income Taxes

The following table presents our total income tax expense (benefit) and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2013	2012
Total income tax expense (benefit) (in millions)	$(623)	$197

U.S. statutory income tax rate	(35%)	35%
State income taxes	(1%)	1%
Taxation on Canadian operations	4%	(3%)
Other	—	(1%)

Effective income tax rate	(32%)	32%

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major source and use categories of our cash and short-term investments.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Operating cash flow – continuing operations	$1,002	$1,000
Debt activity, net	508	1,107
Divestitures of property and equipment	29	71
Capital expenditures	(1,926)	(2,088)
Shareholder distributions	(81)	(80)
Other	(11)	42

Net change in cash and short-term investments	$(479)	$52

Cash and short-term investments at end of period	$6,501	$7,110

Operating Cash Flow – Continuing Operations

Net cash provided by operating activities (“operating cash flow”) was our primary source of capital in the first three months of 2013. Our operating cash flow was comparable to the first three months of 2012.

During the first three months of 2013, our operating cash flow funded approximately 50 percent of our cash payments for capital expenditures. Leveraging our liquidity, we used cash balances and short-term debt to fund the remainder of our cash-based capital expenditures.

Debt Activity, Net

During the first three months of 2013, we utilized net commercial paper borrowings of $508 million to fund capital expenditures in excess of our operating cash flow. During the first three months of 2012, we utilized net credit facility and commercial paper borrowings of $1.1 billion to fund capital expenditures in excess of our operating cash flow.

Divestitures of Property and Equipment

In the first quarter of 2012, we received $71 million from the divestiture of our Angola operations.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Development	$1,328	$1,409
Exploration	228	381

Subtotal	1,556	1,790
Capitalized G&A and interest	108	99

Total oil and gas	1,664	1,889
Midstream	219	114
Corporate and other	43	85

Total capital expenditures	$1,926	$2,088

Our capital expenditures consist of amounts related to our oil and gas exploration and development operations, our midstream operations and other corporate activities. The vast majority of our capital expenditures are for the acquisition, drilling and development of oil and gas properties, which totaled $1.7 billion and $1.9 billion in the first three months of 2013 and 2012, respectively. The 12% decline in exploration and development capital spending in the first three months of 2013 was primarily due to utilization of the drilling carries in 2013 from our Sinopec and Sumitomo joint venture arrangements.

Capital expenditures for our midstream operations are primarily for the construction and expansion of natural gas processing plants, natural gas gathering systems and oil pipelines. Our midstream capital expenditures are largely impacted by oil and gas drilling activities. The higher 2013 midstream expenditures primarily relate to our Access Pipeline in Canada.

Shareholder distributions

The following table summarizes our common stock dividends (amounts in millions) during the first three months of 2013 and 2012. In the first quarter of 2013, we announced a 10% increase for our quarterly dividend to $0.22 per share beginning in the second quarter of 2013.

	Three Months Ended March 31,
	2013		2012
	Amount	Per Share	Amount	Per Share
Dividends	$81	$0.20	$80	$0.20

Liquidity

Historically, our primary sources of capital and liquidity have been our operating cash flow, asset divestiture proceeds and cash on hand. Additionally, we maintain revolving lines of credit and a commercial paper program, which can be accessed as needed to supplement operating cash flow and cash balances. Other available sources of capital and liquidity include debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC. We estimate the combination of these sources of capital will be adequate to fund future capital expenditures, debt repayments and other contractual commitments. The following sections discuss changes to our liquidity subsequent to filing our 2012 Annual Report on Form 10-K.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, gas and NGLs we produce. We expect operating cash flow to continue to be our primary source of liquidity. To mitigate some of the risk inherent in prices, we have utilized various derivative financial instruments to set minimum and maximum prices on a portion of our 2013 production. The key terms to our open oil, gas and NGL derivative financial instruments as of March 31, 2013 are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

Credit Availability

As of March 31, 2013, we had $2.9 billion of available capacity under our syndicated, unsecured revolving line of credit (the “Senior Credit Facility”), net of letters of credit outstanding. We also have access to $5.0 billion of short-term credit under our commercial paper program. At March 31, 2013, we had $3.7 billion of commercial paper borrowings outstanding.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65 percent. As of March 31, 2013, we were in compliance with this covenant with a debt-to-capitalization ratio of 26.3 percent.

At March 31, 2013, we held approximately $6.5 billion of cash and short-term investments. Included in this total was $6.1 billion of cash and short-term investments held by our foreign subsidiaries. Based on planned investments to develop and grow our Canadian business, forecasts for our U.S. and Canadian operations, favorable borrowing conditions in the U.S., and existing U.S. income tax laws pertaining to repatriations of foreign earnings, we previously disclosed that we had no current expectations to repatriate the $6.1 billion to the U.S. However, due to our recent activity levels and evolving tax attributes, we expect that our net operating losses for U.S. income tax purposes can be used in conjunction with our foreign tax credits to partially offset current income taxes otherwise due upon repatriating a portion of our foreign cash to the U.S. Therefore, we now expect to repatriate approximately $2 billion to the U.S. Additionally, as we progress through 2013 and gain additional clarity on our current and expected tax attributes, we believe we could repatriate another sizeable amount of cash to the U.S. in a tax-efficient manner in 2013 or 2014. We anticipate using any repatriated funds to repay outstanding commercial paper borrowings.

Non-GAAP Measures

We make reference to “adjusted earnings,” “adjusted earnings per share” and “adjusted cash flow” in “Overview of 2013 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures should not be considered as alternatives to GAAP measures. Adjusted earnings represents net earnings excluding certain non-cash or non-recurring items that are typically excluded by securities analysts in their published estimates of our financial results. Adjusted cash flow represents cash flow from operating activities excluding certain balance sheet changes and non-recurring items that are typically excluded by securities analysts in their published estimates of our financial results. We believe these non-GAAP measures facilitate comparisons of our performance to earnings and cash flow estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers. The amounts below exclude any amounts from our discontinued operations.

Adjusted Earnings and Adjusted Earnings Per Share

Below are reconciliations of our adjusted earnings and earnings per share to their comparable GAAP measures.

	Three Months Ended March 31,
	2013	2012
	(In millions, except per share amounts)
Net earnings (loss) (GAAP)	$(1,339)	$414
Adjustments (net of taxes):
Asset impairments	1,308	—
Oil, gas and NGL derivatives	269	8
Restructuring costs	24	—
Interest rate and other financial instruments	8	5

Adjusted earnings (Non-GAAP)	$270	$427

Earnings (loss) per share (GAAP)	$(3.34)	$1.02
Adjustments (net of taxes):
Asset impairments	3.25	—
Oil, gas and NGL derivatives	0.67	0.02
Restructuring costs	0.06	—
Interest rate and other financial instruments	0.02	0.01

Adjusted earnings per share (Non-GAAP)	$0.66	$1.05

Adjusted Cash Flow

Below is a reconciliation of our adjusted operating cash flow to its comparable GAAP measure.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Operating cash flow (GAAP)	$1,002	$1,000
Adjustments (net of taxes):
Changes in assets and liabilities	155	349

Adjusted operating cash flow (Non-GAAP)	$1,157	$1,349

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to a portion of our production for the last nine months of 2013, as well as 2014 and 2015. The key terms to our open oil, gas and NGL derivative financial instruments as of March 31, 2013 are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At March 31, 2013, a 10 percent change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
	(In millions)
Gain (loss):
Gas derivatives	$(347)	$322
Oil derivatives	$(378)	$367
NGL derivatives	$(3)	$3

Interest Rate Risk

At March 31, 2013, we had total debt outstanding of $12.2 billion. Of this amount, $8.5 billion bears fixed interest rates averaging 5.4 percent. The remaining $3.7 billion of commercial paper borrowings bears interest rates that averaged 0.35 percent.

As of March 31, 2013, we had open interest rate swap positions that are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the Federal Funds rate. A 10 percent change in these forward curves would not have materially impacted our balance sheet at March 31, 2013.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10 percent unfavorable change in the Canadian-to-U.S. dollar exchange rate would not materially impact our March 31, 2013 balance sheet.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, one of these foreign subsidiaries holds Canadian-dollar cash and engages in short-term intercompany loans with Canadian subsidiaries that are sometimes based in Canadian dollars. Additionally, at March 31, 2013, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on the Canadian-dollar cash and intercompany loans. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash. The value of the intercompany loans increases or decreases from the remeasurement of the loans into the U.S. dollar functional currency. Based on the amount of the intercompany loans as of March  31, 2013, a 10 percent change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2012 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first three months of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 – January 31	34,168	$54.59
February 1 – February 28	24,595	$58.57
March 1 – March 31	38,823	$56.99

Total	97,586	$56.55

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on restricted stock vesting and stock option exercises.

Under the Devon Canada Corporation Savings Plan (the “Canadian Plan”), eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Eligible Canadian employees purchased approximately 3,600 shares of our common stock in the first quarter of 2013, at then-prevailing stock prices, that they held through their ownership in the Canadian Plan. We acquired the shares sold under the Canadian Plan through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number	Description

10.1	Devon Energy Corporation 2013 Amendment (Effective as of March 6, 2013) to the Devon Energy Corporation 2009 Long-Term Plan (as Amended and Restated Effective June 6, 2012).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: May 1, 2013	/s/ Jeffrey A. Agosta
Jeffrey A. Agosta
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Devon Energy Corporation 2013 Amendment (Effective as of March 6, 2013) to the Devon Energy Corporation 2009 Long-Term Plan (as Amended and Restated Effective June 6, 2012).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document