Form 10-Q
period 2013-06-30
DEVON ENERGY CORP/DE
filed 2013-08-07
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

On July 18, 2013, 406 million shares of common stock were outstanding.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In millions, except per share amounts)
Revenues:
Oil, gas and NGL sales	$2,222	$1,617	$4,026	$3,532
Oil, gas and NGL derivatives	366	665	46	810
Marketing and midstream revenues	503	277	991	714

Total revenues	3,091	2,559	5,063	5,056

Expenses and other, net:
Lease operating expenses	559	513	1,084	1,027
Marketing and midstream operating costs and expenses	382	209	745	534
Depreciation, depletion and amortization	674	684	1,378	1,364
General and administrative expenses	167	176	317	344
Taxes other than income taxes	125	100	238	202
Interest expense	108	99	218	186
Restructuring costs	8	—	46	—
Asset impairments	40	—	1,953	—
Other, net	31	44	49	54

Total expenses and other, net	2,094	1,825	6,028	3,711

Earnings (loss) from continuing operations before income taxes	997	734	(965)	1,345
Current income tax expense	132	31	132	49
Deferred income tax expense (benefit)	182	226	(441)	405

Earnings (loss) from continuing operations	683	477	(656)	891
Loss from discontinued operations, net of tax	—	—	—	(21)

Net earnings (loss)	$683	$477	$(656)	$870

Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$1.69	$1.18	$(1.63)	$2.20
Basic loss from discontinued operations per share	—	—	—	(0.05)

Basic net earnings (loss) per share	$1.69	$1.18	$(1.63)	$2.15

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$1.68	$1.18	$(1.63)	$2.20
Diluted loss from discontinued operations per share	—	—	—	(0.05)

Diluted net earnings (loss) per share	$1.68	$1.18	$(1.63)	$2.15

Comprehensive earnings (loss):
Net earnings (loss)	$683	$477	$(656)	$870
Other comprehensive loss, net of tax:
Foreign currency translation	(271)	(171)	(454)	(19)
Pension and postretirement plans	5	5	9	9

Other comprehensive loss, net of tax	(266)	(166)	(445)	(10)

Comprehensive earnings (loss)	$417	$311	$(1,101)	$860

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings (loss)	$(656)	$870
Loss from discontinued operations, net of tax	—	21
Adjustments to reconcile earnings (loss) from continuing operations to net cash from operating activities:
Depreciation, depletion and amortization	1,378	1,364
Asset impairments	1,953	—
Deferred income tax expense (benefit)	(441)	405
Unrealized change in fair value of financial instruments	46	(362)
Other noncash charges	176	114
Net decrease (increase) in working capital	(128)	14
Decrease in long-term other assets	22	3
Increase (decrease) in long-term other liabilities	48	(3)

Cash from operating activities – continuing operations	2,398	2,426
Cash from operating activities – discontinued operations	—	26

Net cash from operating activities	2,398	2,452

Cash flows from investing activities:
Capital expenditures	(3,569)	(4,267)
Proceeds from property and equipment divestitures	34	864
Purchases of short-term investments	(1,076)	(1,471)
Redemptions of short-term investments	2,550	2,030
Other	82	14

Cash from investing activities – continuing operations	(1,979)	(2,830)
Cash from investing activities – discontinued operations	—	58

Net cash from investing activities	(1,979)	(2,772)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt, net of issuance costs	—	2,465
Net short-term debt repayments	(1,495)	(1,498)
Credit facility borrowings	—	750
Credit facility repayments	—	(750)
Proceeds from stock option exercises	1	22
Dividends paid on common stock	(170)	(162)
Excess tax benefits related to share-based compensation	5	1

Net cash from financing activities	(1,659)	828

Effect of exchange rate changes on cash	(34)	38

Net change in cash and cash equivalents	(1,274)	546

Cash and cash equivalents at beginning of period	4,637	5,555

Cash and cash equivalents at end of period	$3,363	$6,101

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,363	$4,637
Short-term investments	869	2,343
Accounts receivable	1,538	1,245
Other current assets	587	746

Total current assets	6,357	8,971

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	71,057	69,410
Not subject to amortization	3,382	3,308

Total oil and gas	74,439	72,718
Other	5,839	5,630

Total property and equipment, at cost	80,278	78,348
Less accumulated depreciation, depletion and amortization	(53,353)	(51,032)

Property and equipment, net	26,925	27,316

Goodwill	5,917	6,079
Other long-term assets	821	960

Total assets	$40,020	$43,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,197	$1,451
Revenues and royalties payable	830	750
Short-term debt	2,194	3,189
Other current liabilities	644	613

Total current liabilities	4,865	6,003

Long-term debt	7,956	8,455
Asset retirement obligations	2,121	1,996
Other long-term liabilities	816	901
Deferred income taxes	4,196	4,693
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 406 million shares in 2013 and 2012, respectively	41	41
Additional paid-in capital	3,747	3,688
Retained earnings	14,952	15,778
Accumulated other comprehensive earnings	1,326	1,771

Total stockholders’ equity	20,066	21,278

Commitments and contingencies (Note 17)
Total liabilities and stockholders’ equity	$40,020	$43,326

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In		Accumulated Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
	(Unaudited)
	(In millions)
Six Months Ended June 30, 2013:
Balance as of December 31, 2012	406	$41	$3,688	$15,778	$1,771	$—	$21,278
Net loss	—	—	—	(656)	—	—	(656)
Other comprehensive loss, net of tax	—	—	—	—	(445)	—	(445)
Stock option exercises	—	—	1	—	—	—	1
Common stock repurchased	—	—	—	—	—	(9)	(9)
Common stock retired	—	—	(9)	—	—	9	—
Common stock dividends	—	—	—	(170)	—	—	(170)
Share-based compensation	—	—	62	—	—	—	62
Share-based compensation tax benefits	—	—	5	—	—	—	5

Balance as of June 30, 2013	406	$41	$3,747	$14,952	$1,326	$—	$20,066

Six Months Ended June 30, 2012:
Balance as of December 31, 2011	404	$40	$3,507	$16,308	$1,575	$—	$21,430
Net earnings	—	—	—	870	—	—	870
Other comprehensive loss, net of tax	—	—	—	—	(10)	—	(10)
Stock option exercises	1	—	22	—	—	—	22
Common stock repurchased	—	—	—	—	—	(1)	(1)
Common stock retired	—	—	(1)	—	—	1	—
Common stock dividends	—	—	—	(162)	—	—	(162)
Share-based compensation	—	—	75	—	—	—	75
Share-based compensation tax benefits	—	—	1	—	—	—	1

Balance as of June 30, 2012	405	$40	$3,604	$17,016	$1,565	$—	$22,225

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited financial statements and notes of Devon Energy Corporation (“Devon”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2012 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2013 and 2012 and Devon’s financial position as of June 30, 2013.

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

As of June 30, 2013, Devon held $39 million of cash collateral. Such amount represented the estimated fair value of certain derivative positions in excess of Devon’s credit guidelines. The collateral is reported in other current liabilities in the accompanying balance sheet.

Commodity Derivatives

As of June 30, 2013, Devon had the following open oil derivative positions. Devon’s oil derivatives settle against the average of the prompt month NYMEX West Texas Intermediate futures price.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2013	70,000	$100.26	65,000	$90.13	$111.91	10,000	$120.00
Q1-Q4 2014	21,000	$94.99	10,000	$86.53	$102.75	42,000	$116.43
Q1-Q4 2015	500	$91.00	—	$—	$—	22,000	$115.45

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2013	Western Canadian Select	40,000	$(22.30)

As of June 30, 2013, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the AECO index.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q3-Q4 2013	987,500	$4.09	650,000	$3.61	$4.28	—	$—
Q1-Q4 2014	800,000	$4.42	210,000	$4.01	$4.71	500,000	$5.00
Q1-Q4 2015	—	$—	—	$—	$—	550,000	$5.09

	Price Swaps
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q3-Q4 2013	28,435	$3.46

As of June 30, 2013, Devon had the following open NGL derivative positions. Devon’s NGL derivatives settle against the average of the prompt month OPIS Mont Belvieu, Texas hub.

	Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2013	Propane	1,141	$41.24
Q3-Q4 2013	Ethane	1,957	$15.36

	Basis Swaps
Period	Pay	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2013	Natural Gasoline	500	$(6.80)

Interest Rate Derivatives

As of June 30, 2013, Devon had the following open interest rate derivative position:

Notional	Weighted Average Fixed Rate Received	Variable Rate Paid	Expiration
(In millions)
$750	3.88%	Federal funds rate	July 2013

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Foreign Currency Derivatives

As of June 30, 2013, Devon had the following open foreign currency derivative position:

Forward Contract
Currency	Contract Type	CAD Notional	Weighted Average Fixed Rate Received	Expiration
		(In millions)	(CAD-USD)
Canadian Dollar	Sell	$1,261	0.967	September 2013

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Cash settlements:
Commodity derivatives	$14	$267	$100	$425
Interest rate derivatives	5	(11)	14	(1)
Foreign currency derivatives	16	20	35	9

Total cash settlements	35	276	149	433

Unrealized gains (losses):
Commodity derivatives	352	398	(54)	385
Interest rate derivatives	(5)	(5)	(14)	(15)
Foreign currency derivatives	26	(9)	22	(8)

Total unrealized gains (losses)	373	384	(46)	362

Net gains recognized on comprehensive statements of earnings	$408	$660	$103	$795

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the derivative fair values included in the accompanying balance sheets.

	Balance Sheet Caption	June 30, 2013	December 31, 2012
		(In millions)
Asset derivatives:
Commodity derivatives	Other current assets	$299	$379
Commodity derivatives	Other long-term assets	109	22
Interest rate derivatives	Other current assets	9	23
Foreign currency derivatives	Other current assets	23	1

Total asset derivatives		$440	$425

Liability derivatives:
Commodity derivatives	Other current liabilities	$24	$3
Commodity derivatives	Other long-term liabilities	69	29

Total liability derivatives		$93	$32

3. Restructuring Costs

Office Consolidation

In October 2012, Devon announced plans to consolidate its U.S. personnel into a single operations group centrally located at the company’s headquarters in Oklahoma City. As of June 30, 2013, Devon had substantially completed this initiative and incurred $126 million of restructuring costs associated with the office consolidation.

Divestiture of Offshore Assets

In the fourth quarter of 2009, Devon announced plans to divest its offshore assets. Devon completed this divestiture program in 2012, having incurred $196 million of cumulative restructuring costs associated with the divestitures.

Financial Statement Presentation

The schedule below summarizes restructuring costs presented in the accompanying comprehensive statements of earnings related to the office consolidation. There were no costs related to the offshore divestitures in the three-month and six-month periods ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(In millions)
Lease obligations and other	$40	$—
Asset impairments	6	—

Restructuring costs	$46	$—

In the six months ended June 30, 2013, Devon incurred $25 million of restructuring costs related to office space that is subject to non-cancellable operating lease agreements that Devon ceased using as a part of the office consolidation. Devon also recognized $6 million of asset impairment charges for leasehold improvements and furniture associated with the office consolidation.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The schedule below summarizes Devon’s restructuring liabilities.

	Other Current Liabilities	Other Long-Term Liabilities	Total
	(In millions)
Balance as of December 31, 2011	$29	$16	$45
Lease obligations—Offshore	(9)	(1)	(10)
Employee severance—Offshore	(5)	—	(5)

Balance as June 30, 2012	$15	$15	$30

Balance as of December 31, 2012	$52	$9	$61
Lease obligations and other—Office consolidation	14	11	25
Employee severance—Office consolidation	(21)	—	(21)
Lease obligations—Offshore	(1)	(1)	(2)

Balance as of June 30, 2013	$44	$19	$63

4. Other, net

The components of other, net in the accompanying comprehensive statements of earnings include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Accretion of asset retirement obligations	$29	$28	$57	$55
Interest rate derivatives	—	16	—	16
Foreign currency derivatives	(42)	(11)	(57)	(1)
Foreign exchange loss	44	15	61	1
Interest income	(4)	(9)	(12)	(16)
Other	4	5	—	(1)

Other, net	$31	$44	$49	$54

5. Income Taxes

In the second quarter of 2013, Devon repatriated to the United States $2.0 billion of cash from its foreign subsidiaries. In conjunction with the repatriation, Devon recognized approximately $100 million of current income tax expense. The current expense was entirely offset by the recognition of deferred income tax benefits, which included the reduction of the deferred tax liability previously recognized for unremitted foreign earnings deemed not to be indefinitely reinvested.

As of June 30, 2013, Devon’s unremitted foreign earnings totaled approximately $5.6 billion. Of this amount, approximately $4.4 billion was deemed to be indefinitely reinvested into the development and growth of Devon’s Canadian business. Therefore, Devon has not recognized a deferred tax liability for U.S. income taxes associated with such earnings. If such earnings were to be repatriated to the U.S., Devon may be subject to U.S. income taxes and foreign withholding taxes. However, it is not practical to estimate the amount of such additional taxes that may be payable due to the inter-relationship of the various factors involved in making such an estimate.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon has deemed the remaining $1.2 billion of unremitted foreign earnings not to be indefinitely reinvested. Consequently, Devon has recognized a deferred tax liability of approximately $550 million associated with such unremitted earnings as of June 30, 2013.

The following table presents our total income tax expense (benefit) and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total income tax expense (benefit) (in millions)	$314	$257	$(309)	$454

U.S. statutory income tax rate	35%	35%	(35%)	35%
State income taxes	1%	1%	(1%)	1%
Taxation on Canadian operations	(2%)	(1%)	6%	(2%)
Other	(2%)	—	(2%)	—

Effective income tax rate	32%	35%	(32%)	34%

6. Earnings (Loss) Per Share

The following table reconciles earnings (loss) from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings per share.

		Common	Earnings (loss)
	Earnings (loss)	Shares	per Share
	(In millions, except per share amounts)
Three Months Ended June 30, 2013:
Earnings from continuing operations	$683	406
Attributable to participating securities	(5)	(4)

Basic earnings per share	678	402	$1.69
Dilutive effect of potential common shares issuable	—	1

Diluted earnings per share	$678	403	$1.68

Three Months Ended June 30, 2012:
Earnings from continuing operations	$477	404
Attributable to participating securities	(6)	(4)

Basic earnings per share	471	400	$1.18
Dilutive effect of potential common shares issuable	—	—

Diluted earnings per share	$471	400	$1.18

Six Months Ended June 30, 2013:
Loss from continuing operations	$(656)	406
Attributable to participating securities	(1)	(4)

Basic earnings per share	(657)	402	$(1.63)
Dilutive effect of potential common shares issuable	—	—

Diluted loss per share	$(657)	402	$(1.63)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

		Common	Earnings (loss)
	Earnings (loss)	Shares	per Share
	(In millions, except per share amounts)
Six Months Ended June 30, 2012:
Earnings from continuing operations	$891	404
Attributable to participating securities	(10)	(4)

Basic earnings per share	881	400	$2.20
Dilutive effect of potential common shares issuable	—	1

Diluted earnings per share	$881	401	$2.20

Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculation because the options are antidilutive. During the three-month and six-month periods ended June 30, 2013, 7.6 million shares were excluded from the diluted earnings per share calculations. During the three-month and six-month periods ended June 30, 2012, 8.9 million shares and 6.7 million shares, respectively, were excluded from the diluted earnings per share calculations.

7. Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,813	$1,954	$1,996	$1,802
Change in cumulative translation adjustment	(284)	(179)	(475)	(20)
Income tax benefit	13	8	21	1

Ending accumulated foreign currency translation	1,542	1,783	1,542	1,783

Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(221)	(223)	(225)	(227)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	7	12	13
Income tax expense	(1)	(2)	(3)	(4)

Ending accumulated pension and postretirement benefits	(216)	(218)	(216)	(218)

Accumulated other comprehensive earnings, net of tax	$1,326	$1,565	$1,326	$1,565

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of general and administrative expenses on the accompanying comprehensive statements of earnings (see “Retirement Plans” note for additional details).

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Supplemental Information to Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(In millions)
Net change in working capital accounts:
Accounts receivable	$(300)	$384
Other current assets	72	(191)
Accounts payable	56	13
Revenues and royalties payable	82	(139)
Other current liabilities	(38)	(53)

Net decrease (increase) in working capital	$(128)	$14

Interest paid (net of capitalized interest)	$208	$169
Income taxes paid (received)	$(2)	$88

9. Short-Term Investments

The components of short-term investments include the following:

	June 30, 2013	December 31, 2012
	(In millions)
Canadian treasury, agency and provincial securities	$759	$1,865
U.S. treasuries	110	429
Other	—	49

Short-term investments	$869	$2,343

10. Accounts Receivable

The components of accounts receivable include the following:

	June 30, 2013	December 31, 2012
	(In millions)
Oil, gas and NGL sales	$915	$752
Joint interest billings	432	270
Marketing and midstream revenues	160	161
Other	41	72

Gross accounts receivable	1,548	1,255
Allowance for doubtful accounts	(10)	(10)

Net accounts receivable	$1,538	$1,245

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Property and Equipment

Asset Impairments

In the first six months of 2013, Devon recognized asset impairments related to its oil and gas property and equipment as presented below.

	Six Months Ended June 30, 2013
	Gross	Net of Taxes
	(In millions)
U.S. oil and gas assets	$1,110	$707
Canada oil and gas assets	843	632

Total asset impairments	$1,953	$1,339

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

If estimated future cash flows decline due to price decreases or other factors, Devon could incur additional full cost ceiling impairments related to its oil and gas property and equipment.

12. Goodwill

During the first six months of 2013, Devon’s Canadian goodwill decreased $162 million entirely due to foreign currency translation.

13. Debt

Commercial Paper

During the second quarter of 2013, Devon repatriated $2.0 billion of foreign earnings to the United States and repaid $2.0 billion of commercial paper borrowings. As of June 30, 2013, Devon had $1.7 billion of outstanding commercial paper at an average rate of 0.36 percent.

Credit Lines

Devon has a $3.0 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). As of June 30, 2013 there were no borrowings under the Senior Credit Facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65 percent. As of June 30, 2013, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 22.8 percent.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Asset Retirement Obligations

The schedule below summarizes changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2013	2012
	(In millions)
Asset retirement obligations as of beginning of period	$2,095	$1,563
Liabilities incurred	67	33
Liabilities settled	(40)	(32)
Revision of estimated obligation	105	399
Liabilities assumed by others	(4)	(2)
Accretion expense on discounted obligation	57	55
Foreign currency translation adjustment	(72)	(10)

Asset retirement obligations as of end of period	2,208	2,006
Less current portion	87	64

Asset retirement obligations, long-term	$2,121	$1,942

15. Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Service cost	$9	$10	$18	$21	$—	$—	$—	$—
Interest cost	13	15	26	30	1	—	1	1
Expected return on plan assets	(16)	(16)	(31)	(32)	—	—	—	—
Amortization of prior service cost (1)	1	1	2	2	—	—	—	(1)
Net actuarial loss (gain) (1)	6	6	11	12	(1)	—	(1)	—

Net periodic benefit cost (2)	$13	$16	$26	$33	$—	$—	$—	$—

(1)	These net periodic benefit costs were reclassified out of comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of general and administrative expenses on the accompanying comprehensive statements of earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16. Stockholders’ Equity

Dividends

Devon paid common stock dividends of $170 million and $162 million in the first six months of 2013 and 2012, respectively. The quarterly cash dividend was $0.20 per share in the first and second quarter of 2012 and in the first quarter of 2013. Devon increased the dividend rate to $0.22 per share in the second quarter of 2013.

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

On June 20, 2011, a court issued a judgment against Rees-Jones for $196 million, of which $133 million of the judgment was also issued against Devon. Devon did not have a legal right of set off with respect to the judgment. Therefore, Devon had recorded a $133 million long-term liability relating to the judgment with an offsetting $133 million long-term receivable relating to its right to be indemnified by Rees-Jones and certain other parties pursuant to the indemnification agreement.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18. Fair Value Measurements

The following tables provide carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other payables and accrued expenses included in the accompanying balance sheets approximated fair value at June 30, 2013 and December 31, 2012. Therefore, such financial assets and liabilities are not presented in the following tables.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
	(In millions)
June 30, 2013 assets (liabilities):
Cash equivalents	$2,559	$2,559	$65	$2,494	$—
Short-term investments	$869	$869	$110	$759	$—
Long-term investments	$62	$62	$—	$—	$62
Commodity derivatives	$408	$408	$—	$408	$—
Commodity derivatives	$(93)	$(93)	$—	$(93)	$—
Interest rate derivatives	$9	$9	$—	$9	$—
Foreign currency derivatives	$23	$23	$—	$23	$—
Debt	$(10,150)	$(11,026)	$—	$(11,026)	$—
December 31, 2012 assets (liabilities):
Cash equivalents	$4,149	$4,149	$200	$3,949	$—
Short-term investments	$2,343	$2,343	$429	$1,914	$—
Long-term investments	$64	$64	$—	$—	$64
Commodity derivatives	$401	$401	$—	$401	$—
Commodity derivatives	$(32)	$(32)	$—	$(32)	$—
Interest rate derivatives	$23	$23	$—	$23	$—
Foreign currency derivatives	$1	$1	$—	$1	$—
Debt	$(11,644)	$(13,435)	$—	$(13,435)	$—

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

Debt — Devon’s debt instruments do not actively trade in an established market. The fair values of its fixed-rate debt are estimated based on rates available for debt with similar terms and maturity. The fair value of Devon’s variable-rate commercial paper is the carrying value.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Level 3 Fair Value Measurements

Long-term investments — Devon’s long-term investments presented in the tables above consisted entirely of auction rate securities. Due to an inactive market for Devon’s auction rate securities, quoted market prices for these securities were not available. Therefore, Devon used valuation techniques that rely on unobservable inputs to estimate the fair values of its long-term auction rate securities. These inputs were based on continued receipts of principal at par, the collection of all accrued interest to date, the probability of full repayment of the securities considering the U.S. government guarantees substantially all of the underlying student loans, and the AAA credit rating of the securities. As a result of using these inputs, Devon concluded the estimated fair values of its long-term auction rate securities approximated the par values as of June 30, 2013 and December 31, 2012.

Included below is a summary of the changes in Devon’s Level 3 fair value measurements during the first six months of 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(In millions)
Long-term investments balance at beginning of period	$64	$84
Redemptions of principal	(2)	(15)

Long-term investments balance at end of period	$62	$69

19. Segment Information

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

	U.S.	Canada	Total
	(In millions)
Three Months Ended June 30, 2013:
Oil, gas and NGL sales	$1,514	$708	$2,222
Oil, gas and NGL derivatives	$366	$—	$366
Marketing and midstream revenues	$489	$14	$503
Depreciation, depletion and amortization	$465	$209	$674
Interest expense	$94	$14	$108
Asset impairments	$—	$40	$40
Earnings from continuing operations before income taxes	$885	$112	$997
Income tax expense	$294	$20	$314
Earnings from continuing operations	$591	$92	$683
Capital expenditures	$1,140	$356	$1,496

Three Months Ended June 30, 2012:
Oil, gas and NGL sales	$1,014	$603	$1,617
Oil, gas and NGL derivatives	$665	$—	$665
Marketing and midstream revenues	$250	$27	$277
Depreciation, depletion and amortization	$439	$245	$684
Interest expense	$84	$15	$99
Earnings from continuing operations before income taxes	$727	$7	$734
Income tax expense (benefit)	$259	$(2)	$257
Earnings from continuing operations	$468	$9	$477
Capital expenditures	$1,985	$384	$2,369

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	Total
	(In millions)

Six Months Ended June 30, 2013:
Oil, gas and NGL sales	$2,804	$1,222	$4,026
Oil, gas and NGL derivatives	$71	$(25)	$46
Marketing and midstream revenues	$927	$64	$991
Depreciation, depletion and amortization	$934	$444	$1,378
Interest expense	$190	$28	$218
Asset impairments	$1,110	$843	$1,953
Loss from continuing operations before income taxes	$(202)	$(763)	$(965)
Income tax benefit	$(101)	$(208)	$(309)
Loss from continuing operations	$(101)	$(555)	$(656)
Property and equipment, net	$18,762	$8,163	$26,925
Total assets	$24,439	$15,581	$40,020
Capital expenditures	$2,394	$940	$3,334

Six Months Ended June 30, 2012:
Oil, gas and NGL sales	$2,250	$1,282	$3,532
Oil, gas and NGL derivatives	$810	$—	$810
Marketing and midstream revenues	$649	$65	$714
Depreciation, depletion and amortization	$870	$494	$1,364
Interest expense	$155	$31	$186
Earnings from continuing operations before income taxes	$1,260	$85	$1,345
Income tax expense	$444	$10	$454
Earnings from continuing operations	$816	$75	$891
Property and equipment, net	$18,818	$8,423	$27,241
Total assets	$24,916	$18,554	$43,470
Capital expenditures	$3,421	$894	$4,315

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month and six-month periods ended June 30, 2013, compared to the three-month and six-month periods ended June 30, 2012, and in our financial condition and liquidity since December 31, 2012. For information regarding our critical accounting policies and estimates, see our 2012 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2013 Results

Key components of our financial performance are summarized below, which exclude amounts from our discontinued operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in millions, except per share amounts)
Net earnings (loss)	$683	$477	+43%	$(656)	$891	-174%
Adjusted earnings (1)	$491	$224	+119%	$761	$650	+17%
Earnings (loss) per share	$1.68	$1.18	+43%	$(1.63)	$2.20	-174%
Adjusted earnings per share (1)	$1.21	$0.55	+119%	$1.87	$1.61	+17%
Production (MBoe/d)	697.6	678.9	+3%	692.3	686.2	+1%
Realized price per Boe	$35.00	$26.18	+34%	$32.13	$28.28	+14%
Operating margin per Boe (2)	$22.03	$17.22	+28%	$20.07	$19.03	+5%
Operating cash flow	$1,396	$1,426	-2%	$2,398	$2,426	-1%
Adjusted operating cash flow (1)	$1,397	$1,063	+31%	$2,554	$2,412	+6%
Capitalized costs	$1,496	$2,368	-37%	$3,334	$4,314	-23%
Shareholder distributions	$88	$82	+9%	$170	$162	+5%

(1)	Adjusted earnings, adjusted earnings per share and adjusted operating cash flow are financial measures not prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings, adjusted earnings per share and adjusted operating cash flow as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.
(2)	Computed as revenues from commodity sales, commodity derivatives settlements, and marketing and midstream operations, less expenses for lease operations, marketing and midstream operations, general and administration, taxes other than income taxes and interest, with the result divided by total production.

During the three-month and six-month periods ended June 30, 2013, our adjusted earnings, adjusted earnings per share and operating margin per Boe all increased compared to the 2012 periods. The improved 2013 results were driven primarily by increases in gas prices and oil volumes. These factors also contributed to higher adjusted operating cash flow, which when combined with a reduction in capitalized costs, caused our cash flow deficit to narrow considerably in 2013.

During the first six months of 2013, we recognized noncash asset impairments totaling $2.0 billion ($1.3 billion after tax).

Results of Operations

Production, Prices and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Oil (MBbls/d)
U.S.	76.2	56.1	+36%	71.9	55.4	+30%
Canada	39.7	41.4	-4%	40.0	41.3	-3%

Total	115.9	97.5	+19%	111.9	96.7	+16%

Bitumen (MBbls/d)
Canada	53.2	51.1	+4%	53.8	48.6	+11%

Gas (MMcf/d)
U.S.	1,969.6	2,050.2	-4%	1,969.3	2,061.0	-4%
Canada	470.5	519.1	-9%	462.8	537.8	-14%

Total	2,440.1	2,569.3	-5%	2,432.1	2,598.8	-6%

NGLs (MBbls/d)
U.S.	112.2	90.0	+25%	111.3	96.1	+16%
Canada	9.6	12.0	-20%	9.9	11.7	-16%

Total	121.8	102.0	+19%	121.2	107.8	+12%

Combined (MBoe/d)
U.S.	516.7	487.9	+6%	511.4	495.0	+3%
Canada	180.9	191.0	-5%	180.9	191.2	-5%

Total	697.6	678.9	+3%	692.3	686.2	+1%

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 (1)	2012 (1)	Change	2013 (1)	2012 (1)	Change
Oil (per Bbl)
U.S.	$91.56	$88.74	+3%	$89.64	$93.98	-5%
Canada	$72.47	$65.53	+11%	$64.76	$70.21	-8%
Total	$85.02	$78.88	+8%	$80.73	$83.83	-4%
Bitumen (per Bbl)
Canada	$53.90	$46.23	+17%	$41.10	$48.49	-15%
Gas (per Mcf)
U.S.	$3.49	$1.72	+103%	$3.15	$2.00	+58%
Canada	$3.44	$1.91	+80%	$3.24	$2.24	+45%
Total	$3.48	$1.76	+98%	$3.17	$2.05	+55%
NGLs (per Bbl)
U.S.	$24.80	$29.50	-16%	$25.53	$31.56	-19%
Canada	$43.68	$45.87	-5%	$45.54	$49.92	-9%
Total	$26.29	$31.42	-16%	$27.16	$33.55	-19%
Combined (per Boe)
U.S.	$32.19	$22.86	+41%	$30.29	$24.98	+21%
Canada	$43.02	$34.66	+24%	$37.34	$36.83	+1%
Total	$35.00	$26.18	+34%	$32.13	$28.28	+14%

(1)	The prices presented exclude any effects due to oil, gas and NGL derivatives.

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	Oil	Bitumen	Gas	NGLs	Total
	(In millions)
2012 sales	$700	$215	$410	$292	$1,617
Change due to volumes	131	9	(20)	57	177
Change due to prices	65	37	383	(57)	428

2013 sales	$896	$261	$773	$292	$2,222

Upstream sales increased $177 million due to a 16 percent increase in our liquids production, partially offset by a 5 percent decline in our gas production in the second quarter of 2013. As a result of continued development of our oil properties, primarily in the Permian Basin, oil sales increased $131 million. Bitumen sales increased $9 million due to development of our Jackfish thermal heavy oil projects in Canada. Additionally, our NGL sales increased $57 million primarily as a result of continued drilling in the liquids-rich gas portions of the Cana-Woodford and Barnett Shales and the Permian Basin. These increases were partially offset by decreases in our gas production, which resulted in a $20 million decline in sales.

Production information for our key properties is summarized below:

•

Permian Basin production increased 30 percent compared to the second quarter of 2012 and 13 percent compared to the first quarter of 2013. Oil production accounted for 60 percent of our 76,000 Boe per day produced in the Permian Basin during the second quarter of 2013. The year-over-year increase in total production was driven by a 32 percent increase in oil production.

•

Barnett Shale production increased 4 percent compared to the second quarter of 2012 and decreased 1 percent compared to the first quarter of 2013. Although total production decreased in the second quarter of 2013 compared to the first quarter of 2013, liquids production increased 2 percent. Liquids production accounted for 24 percent of our 1.4 Bcfe per day produced in the Barnett Shale during the second quarter of 2013. The year-over-year increase in total production was driven by a 34 percent increase in liquids production.

•

Cana-Woodford Shale production increased 15 percent compared to the second quarter of 2012 and decreased 5 percent compared to the first quarter of 2013. Liquids production accounted for 39 percent of our 322 MMcfe per day produced in Cana during the second quarter of 2013. The year-over-year increase in total production was driven by a 48 percent increase in liquids production.

•

Jackfish production increased 4 percent compared to the second quarter of 2012 and decreased 2 percent compared to the first quarter of 2013. Bitumen production accounted for all of our 53,000 Boe per day produced at Jackfish during the second quarter of 2013. In June 2013, our Jackfish 1 project reached payout status. Consequently, our Jackfish 1 production will be burdened with a higher Canadian provincial government royalty rate beginning with June 2013. The higher royalty rate decreases our production net of royalties.

•

Granite Wash production increased 16 percent compared to the second quarter of 2012 and 33 percent compared to the first quarter of 2013. Liquids production accounted for 52 percent of our 22,000 Boe per day produced in the Granite Wash during the second quarter of 2013.

•

Mississippian-Woodford Trend production increased 73 percent compared to the first quarter of 2013 to 5,000 Boe per day. Oil production accounted for 61 percent of our total production in the Mississippian-Woodford Trend during the second quarter of 2013.

•

Rocky Mountain production decreased 6 percent compared to the second quarter of 2012. Although total production was down, oil production increased 27 percent compared to the second quarter of 2012. Liquids production accounted for nearly 32 percent of our 333 MMcfe per day produced in the Rocky Mountains during the second quarter of 2013.

•

Gulf Coast/East Texas production decreased 11 percent compared to the second quarter of 2012. Liquids production accounted for nearly 25 percent of our 329 MMcfe per day produced in Gulf Coast/East Texas during the second quarter of 2013.

•

Lloydminster production decreased 12 percent compared to the second quarter of 2012. Oil production accounted for 94 percent of our 30,000 Boe per day produced at Lloydminster during the second quarter of 2013.

Upstream sales increased $428 million in the second quarter of 2013 primarily due to a 34 percent increase in our realized price without hedges. Our gas sales were the most significantly impacted with a $383 million increase due to prices. The change in our gas price was largely due to fluctuations of the North American regional index prices upon which our gas sales are based. Oil and bitumen sales increased $102 million as a result of 11 percent increase in our realized price without hedges. NGL sales decreased $57 million as a result of a 16 percent decrease in our realized price without hedges. The largest contributor to the lower NGL price was a decrease in the average NGL prices at the Mont Belvieu, Texas hub.

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the six months ended June, 30, 2013 and 2012.

	Six Months Ended June 30,
	Oil	Bitumen	Gas	NGLs	Total
	(In millions)
2012 sales	$1,476	$429	$969	$658	$3,532
Change due to volumes	223	43	(67)	78	277
Change due to prices	(63)	(72)	492	(140)	217

2013 sales	$1,636	$400	$1,394	$596	$4,026

Upstream sales increased $277 million due to a 13 percent increase in our liquids production, partially offset by a 6 percent decline in our gas production in the first six months of 2013. As a result of continued development of our oil properties, primarily in the Permian Basin, oil sales increased $223 million. Bitumen sales increased $43 million due to development of our Jackfish thermal heavy oil projects in Canada. Additionally, our NGL sales increased $78 million primarily as a result of continued drilling in the liquids-rich gas portions of the Cana-Woodford and Barnett Shales and the Permian Basin. These increases were partially offset by decreases in our gas production, which resulted in a $67 million decline in sales.

Upstream sales increased $217 million during the first six months of 2013 due to a 14 percent increase in our realized price without hedges. Our gas sales increased $492 million due to prices. The change in our gas price was largely due to fluctuations of the North American regional index prices upon which our gas sales are based. Our liquids sales decreased $275 million due to lower realized prices without hedges. The largest contributors to the lower liquids prices were a decrease in the average NYMEX West Texas Intermediate index price, wider bitumen differentials and lower NGL prices at the Mont Belvieu, Texas hub.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Cash settlements:
Gas derivatives	$(17)	$211	$36	$374
Oil derivatives	29	57	61	51
NGL derivatives	2	(1)	3	—

Total cash settlements	14	267	100	425

Unrealized gains (losses) on fair value changes:
Gas derivatives	308	(280)	52	(184)
Oil derivatives	43	679	(104)	570
NGL derivatives	1	(1)	(2)	(1)

Total unrealized gains (losses) on fair value changes	352	398	(54)	385

Oil, gas and NGL derivatives	$366	$665	$46	$810

	Three Months Ended June 30, 2013
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$85.02	$53.90	$3.48	$26.29	$35.00
Cash settlements of hedges (1)	2.82	—	(0.07)	0.10	0.23

Realized price, including cash settlements	$87.84	$53.90	$3.41	$26.39	$35.23

	Three Months Ended June 30, 2012
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$78.88	$46.23	$1.76	$31.42	$26.18
Cash settlements of hedges	6.36	—	0.90	—	4.33

Realized price, including cash settlements	$85.24	$46.23	$2.66	$31.42	$30.51

	Six Months Ended June 30, 2013
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$80.73	$41.10	$3.17	$27.16	$32.13
Cash settlements of hedges (1)	3.05	—	0.08	0.11	0.80

Realized price, including cash settlements	$83.78	$41.10	$3.25	$27.27	$32.93

	Six Months Ended June 30, 2012
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$83.83	$48.49	$2.05	$33.55	$28.28
Cash settlements of hedges	2.89	—	0.79	0.01	3.40

Realized price, including cash settlements	$86.72	$48.49	$2.84	$33.56	$31.68

(1)	Cash settlements of oil hedges include settlements from our Western Canadian Select basis swaps presented in Note 2 to the financial statements included in “Item 1. Consolidated Financial Statements” of this report.

Cash settlements presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize unrealized changes in the fair values of our commodity derivatives in each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our commodity derivatives generated a net gain of $366 million and $665 million in the second quarter of 2013 and 2012, respectively. Including the cash settlements discussed above, our commodity derivatives generated a net gain of $46 million and $810 million in the first six months of 2013 and 2012, respectively.

Marketing and Midstream Revenues and Operating Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in millions)
Revenues	$503	$277	+82%	$991	$714	+39%
Operating costs and expenses	382	209	+83%	745	534	+40%

Operating profit	$121	$68	+79%	$246	$180	+37%

During the second quarter and first six months of 2013, marketing and midstream operating profit increased $53 million and $66 million, respectively, primarily due to higher natural gas prices and higher utilization at the fractionator facility in Mont Belvieu.

Lease Operating Expenses (“LOE”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
LOE ($ in millions):
U.S.	$307	$259	+19%	$595	$511	+16%
Canada	252	254	-1%	489	516	-5%

Total	$559	$513	+9%	$1,084	$1,027	+6%

LOE per Boe:
U.S.	$6.54	$5.84	+12%	$6.43	$5.68	+13%
Canada	$15.25	$14.61	+4%	$14.92	$14.83	+1%
Total	$8.80	$8.30	+6%	$8.65	$8.23	+5%

LOE increased $0.50 per Boe and $0.42 per Boe during the second quarter and first six months of 2013, respectively. The largest contributor to the higher unit cost is related to our liquids production growth, particularly in the Permian Basin in the U.S. Such projects generally require a higher cost to produce per unit than our gas projects. We experienced upward pressures on costs in certain operating areas, which also contributed to the higher LOE per Boe.

Depreciation, Depletion and Amortization (“DD&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
DD&A ($ in millions):
Oil & gas properties	$595	$612	-3%	$1,222	$1,228	-1%
Other properties	79	72	+9%	156	136	+15%

Total	$674	$684	-1%	$1,378	$1,364	+1%

DD&A per Boe:
Oil & gas properties	$9.37	$9.89	-5%	$9.75	$9.83	-1%
Other properties	1.25	1.18	+6%	1.25	1.09	+14%

Total	$10.62	$11.07	-4%	$11.00	$10.92	+1%

DD&A from our oil and gas properties decreased in both 2013 periods largely as a result of the asset impairment charges recognized in 2012 and 2013. DD&A from our other properties increased in both 2013 periods largely from the construction of our new headquarters in Oklahoma City and natural gas pipeline development in the Cana-Woodford Shale.

General and Administrative Expenses (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in millions)
Gross G&A	$287	$296	-3%	$570	$584	-2%
Capitalized G&A	(85)	(92)	-9%	(183)	(183)	+0%
Reimbursed G&A	(35)	(28)	+26%	(70)	(57)	+22%

Net G&A	$167	$176	-5%	$317	$344	-8%

Net G&A per Boe	$2.63	$2.85	-8%	$2.53	$2.76	-8%

Net G&A and net G&A per Boe decreased in both 2013 periods largely due to lower administrative expenses, as well as higher reimbursements due to increased well counts and reimbursement rates.

Taxes Other Than Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in millions)
Production	$71	$51	+39%	$131	$104	+26%
Ad valorem and other	54	49	+10%	107	98	+9%

Taxes other than income taxes	$125	$100	+25%	$238	$202	+18%

Percentage of oil, gas and NGL revenue:
Production	3.2%	3.2%	+1%	3.3%	2.9%	+11%
Ad valorem and other	2.4%	3.0%	-20%	2.6%	2.8%	-5%

Total	5.6%	6.2%	-9%	5.9%	5.7%	+3%

Taxes other than income taxes as a percentage of oil, gas and NGL revenue decreased during the second quarter of 2013, primarily due to ad valorem and other taxes that do not change in direct correlation with oil, gas and NGL revenues. Taxes other than income taxes as a percentage of oil, gas and NGL revenue increased during the first six months of 2013, primarily due to lower Canadian revenues with no associated production taxes as well as ad valorem and other taxes that do not change in direct correlation with oil, gas and NGL revenues.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in millions)
Interest on outstanding debt	$116	$108	+7%	$234	$207	+13%
Capitalized interest	(12)	(13)	-4%	(23)	(29)	-21%
Other	4	4	-3%	7	8	-16%

Interest expense	$108	$99	+8%	$218	$186	+17%

Interest expense increased in both 2013 periods primarily due to higher average debt borrowings and lower capitalized interest, partially offset by lower weighted average interest rates. Borrowings were primarily used to fund capital expenditures in excess of our operating cash flow.

Restructuring Costs

	Six Months Ended June 30,
	2013	2012
	(In millions)
Lease obligations and other	$40	$—
Asset impairments	6	—

Restructuring costs	$46	$—

In the six months ended June 30, 2013, we incurred $46 million of restructuring costs associated with the consolidation of our U.S. personnel into one location in Oklahoma City. This amount includes $25 million related to office space that is subject to non-cancellable operating lease agreements that we ceased using as a part of the office consolidation. We also recognized $6 million of asset impairment charges for leasehold improvements and furniture associated with the office consolidation.

Asset Impairments

	Six Months Ended June 30, 2013
	Gross	Net of Taxes
	(In millions)
U.S. oil and gas assets	$1,110	$707
Canada oil and gas assets	843	632

Total asset impairments	$1,953	$1,339

Under the full-cost method of accounting, capitalized costs of oil and gas properties are subject to a quarterly full cost ceiling test, which is discussed in Note 11 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

The oil and gas impairments resulted primarily from declines in the U.S. and Canada full cost ceilings since December 31, 2012. The lower ceiling values resulted primarily from decreases in the 12-month average trailing prices for oil, bitumen and NGLs, which have reduced proved reserve values.

If pricing conditions decline from June 30, 2013, we could incur additional full cost ceiling impairments related to our oil and gas property and equipment.

Income Taxes

The following table presents our total income tax expense (benefit) and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total income tax expense (benefit) (in millions)	$314	$257	$(309)	$454

U.S. statutory income tax rate	35%	35%	(35%)	35%
State income taxes	1%	1%	(1%)	1%
Taxation on Canadian operations	(2%)	(1%)	6%	(2%)
Other	(2%)	—	(2%)	—

Effective income tax rate	32%	35%	(32%)	34%

In the second quarter of 2013, we repatriated to the United States $2.0 billion of cash from our foreign subsidiaries. In conjunction with the repatriation, we recognized approximately $100 million of current income tax expense. The current expense was entirely offset by the recognition of deferred income tax benefits, which included the reduction of the deferred tax liability previously recognized for unremitted foreign earnings deemed not to be indefinitely reinvested.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in our cash and short-term investments.

	Six Months Ended June 30,
	2013	2012
	(In millions)
Operating cash flow – continuing operations	$2,398	$2,426
Capital expenditures	(3,569)	(4,267)
Debt activity, net	(1,495)	967
Shareholder distributions	(170)	(162)
Divestitures of property and equipment	34	935
Other	54	88

Net change in cash and short-term investments	$(2,748)	$(13)

Cash and short-term investments at end of period	$4,232	$7,045

Operating Cash Flow – Continuing Operations

Net cash provided by operating activities (“operating cash flow”) was our primary source of capital in the first six months of 2013. Our operating cash flow was comparable to the first six months of 2012.

During the first six months of 2013 and 2012, our operating cash flow funded approximately 70 percent and 60 percent, respectively, of our cash payments for capital expenditures. Leveraging our liquidity, we used cash balances and short-term debt to fund the remainder of our cash-based capital expenditures.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Six Months Ended June 30,
	2013	2012
	(In millions)
Development	$2,511	$2,437
Exploration	402	1,263

Subtotal	2,913	3,700
Capitalized G&A and interest	202	200

Total oil and gas	3,115	3,900
Midstream	385	206
Corporate and other	69	161

Total capital expenditures	$3,569	$4,267

Our capital expenditures consist of amounts related to our oil and gas exploration and development operations, our midstream operations and other corporate activities. The vast majority of our capital expenditures are for the acquisition, drilling and development of oil and gas properties, which totaled $3.1 billion and $3.9 billion in the first six months of 2013 and 2012, respectively. The 21% decline in exploration and development capital spending in the first six months of 2013 was primarily due to a decline in new venture acreage acquisitions and utilization of the drilling carries in 2013 from our Sinopec and Sumitomo joint venture arrangements.

Capital expenditures for our midstream operations are primarily for the construction and expansion of natural gas processing plants, natural gas gathering systems and oil pipelines. Our midstream capital expenditures are largely impacted by oil and gas drilling activities. The higher 2013 midstream expenditures primarily relate to our plants in the Barnett and Cana-Woodford Shales and the Access Pipeline in Canada.

Debt Activity, Net

During the first six months of 2013, we repatriated $2.0 billion of foreign earnings to the U.S. and repaid outstanding commercial paper borrowings. The repayment resulted in a net repayment of $1.5 billion for the first six months of 2013. During the first six months of 2012, we received $2.5 billion from the issuance of long-term debt, the proceeds of which were primarily used to repay outstanding commercial paper and credit facility borrowings. We also utilized short-term borrowings of $967 million to fund capital expenditures in excess of our operating cash flow.

Shareholder distributions

The following table summarizes our common stock dividends (amounts in millions) during the first six months of 2013 and 2012. In the second quarter of 2013, we increased our quarterly dividend to $0.22 per share.

	Six Months Ended June 30,
	2013		2012
	Amount	Per Share	Amount	Per Share
Dividends	$170	$0.42	$162	$0.40

Divestitures of Property and Equipment

During the second quarter of 2012, we closed a joint venture transaction with Sinopec. Sinopec paid approximately $900 million in cash and received a 33.3% interest in five of our new ventures exploration plays in the U.S. Sinopec is also funding approximately $1.6 billion of our share of exploration, development and drilling costs associated with these plays.

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

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, gas and NGLs we produce. We expect operating cash flow to continue to be our primary source of liquidity. To mitigate some of the risk inherent in prices, we have utilized various derivative financial instruments to set minimum and maximum prices on a portion of our 2013 production. The key terms to our open oil, gas and NGL derivative financial instruments as of June 30, 2013 are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

Credit Availability

As of June 30, 2013, we had $2.9 billion of available capacity under our syndicated, unsecured revolving line of credit (the “Senior Credit Facility”), net of letters of credit outstanding. We also have access to $5.0 billion of short-term credit under our commercial paper program. At June 30, 2013, we had $1.7 billion of commercial paper borrowings outstanding.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65 percent. As of June 30, 2013, we were in compliance with this covenant with a debt-to-capitalization ratio of 22.8 percent.

At June 30, 2013, we held approximately $4.2 billion of cash and short-term investments. Included in this total was $4.0 billion of cash and short-term investments held by our foreign subsidiaries. While we are using a portion of our foreign cash to invest in the development and growth of our Canadian business, we did repatriate $2.0 billion to the U.S. in the second quarter of 2013 at a reduced income tax rate. Additionally, as we progress through 2013 and gain additional clarity on our current and expected tax attributes, we believe we could repatriate additional amounts of cash to the U.S. in a tax-efficient manner in the second half of 2013 or in 2014. We anticipate using any repatriated funds to reduce outstanding debt.

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

Adjusted Earnings and Adjusted Earnings Per Share

Below are reconciliations of our adjusted earnings and earnings per share to their comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net earnings (loss) (GAAP)	$683	$477	$(656)	$891
Adjustments (net of taxes):
Asset impairments	31	—	1,339	—
Oil, gas and NGL derivatives	(232)	(258)	37	(250)
Restructuring costs	5	—	29	—
Interest rate and other financial instruments	4	5	12	9

Adjusted earnings (Non-GAAP)	$491	$224	$761	$650

Earnings (loss) per share (GAAP)	$1.68	$1.18	$(1.63)	$2.20
Adjustments (net of taxes):
Asset impairments	0.07	—	3.31	—
Oil, gas and NGL derivatives	(0.56)	(0.64)	0.09	(0.61)
Restructuring costs	0.01	—	0.07	—
Interest rate and other financial instruments	0.01	0.01	0.03	0.02

Adjusted earnings per share (Non-GAAP)	$1.21	$0.55	$1.87	$1.61

Adjusted Cash Flow

Below is a reconciliation of our adjusted operating cash flow to its comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Operating cash flow (GAAP)	$1,396	$1,426	$2,398	$2,426
Adjustments (net of taxes):
Changes in assets and liabilities	(97)	(363)	58	(14)

Operating cash flow before balance sheet changes (Non-GAAP)	1,299	1,063	2,456	2,412

Current taxes on cash repatriation	98	—	98	—

Adjusted operating cash flow (Non-GAAP)	$1,397	$1,063	$2,554	$2,412

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to a portion of our production for the last six months of 2013, as well as 2014 and 2015. The key terms to our open oil, gas and NGL derivative financial instruments as of June 30, 2013 are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At June 30, 2013, a 10 percent change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
	(In millions)
Gain (loss):
Gas derivatives	$(272)	$265
Oil derivatives	$(278)	$274
NGL derivatives	$(1)	$1

Interest Rate Risk

At June 30, 2013, we had total debt outstanding of $10.2 billion. Of this amount, $8.5 billion bears fixed interest rates averaging 5.4 percent. The remaining $1.7 billion of commercial paper borrowings bears interest rates that averaged 0.36 percent.

As of June 30, 2013, we had open interest rate swap positions that are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the Federal Funds rate. A 10 percent change in these forward curves would not have materially impacted our balance sheet at June 30, 2013.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10 percent unfavorable change in the Canadian-to-U.S. dollar exchange rate would not materially impact our June 30, 2013 balance sheet.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, one of these foreign subsidiaries holds Canadian-dollar cash and engages in short-term intercompany loans with Canadian subsidiaries that are based in Canadian dollars. Additionally, at June 30, 2013, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on the Canadian-dollar cash and intercompany loans. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash. Additionally, the increase or decrease in the value of the forward contracts is offset by intercompany loans which increase or decrease from the remeasurement of the loans into the U.S. dollar functional currency. Based on the amount of the intercompany loans as of June 30, 2013, a 10 percent change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2013, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 – April 30	51,108	$54.59
May 1 – May 31	5,843	$58.20
June 1 – June 30	2,935	$54.56

Total	59,886	$54.94

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on restricted stock vesting and stock option exercises.

Under the Devon Canada Corporation Savings Plan (the “Canadian Plan”), eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Eligible Canadian employees purchased approximately 4,100 shares of our common stock in the second quarter of 2013, at then-prevailing stock prices, that they held through their ownership in the Canadian Plan. We acquired the shares sold under the Canadian Plan through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number	Description

10.1	Devon Energy Corporation Non - Qualified Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: August 7, 2013	/s/ Jeffrey A. Agosta
Jeffrey A. Agosta
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Devon Energy Corporation Non - Qualified Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document