Form 10-Q
period 2013-09-30
DEVON ENERGY CORP/DE
filed 2013-11-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

On October 22, 2013, 406 million shares of common stock were outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In millions, except per share amounts)
Revenues:
Oil, gas and NGL sales	$2,341	$1,738	$6,367	$5,270
Oil, gas and NGL derivatives	(141)	(295)	(95)	515
Marketing and midstream revenues	520	422	1,511	1,136

Total revenues	2,720	1,865	7,783	6,921

Expenses and other, net:
Lease operating expenses	600	513	1,684	1,540
Marketing and midstream operating costs and expenses	383	313	1,128	847
Depreciation, depletion and amortization	691	716	2,069	2,080
General and administrative expenses	143	150	460	494
Taxes other than income taxes	115	104	353	306
Interest expense	104	110	322	296
Restructuring costs	4	—	50	—
Asset impairments	7	1,128	1,960	1,128
Other, net	34	(8)	83	46

Total expenses and other, net	2,081	3,026	8,109	6,737

Earnings (loss) from continuing operations before income taxes	639	(1,161)	(326)	184
Current income tax expense (benefit)	(50)	(41)	82	8
Deferred income tax expense (benefit)	260	(401)	(181)	4

Earnings (loss) from continuing operations	429	(719)	(227)	172
Loss from discontinued operations, net of tax	—	—	—	(21)

Net earnings (loss)	$429	$(719)	$(227)	$151

Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$1.06	$(1.80)	$(0.57)	$0.42
Basic loss from discontinued operations per share	—	—	—	(0.05)

Basic net earnings (loss) per share	$1.06	$(1.80)	$(0.57)	$0.37

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$1.05	$(1.80)	$(0.57)	$0.42
Diluted loss from discontinued operations per share	—	—	—	(0.05)

Diluted net earnings (loss) per share	$1.05	$(1.80)	$(0.57)	$0.37

Comprehensive earnings (loss):
Net earnings (loss)	$429	$(719)	$(227)	$151
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	173	311	(281)	292
Pension and postretirement plans	3	3	12	12

Other comprehensive earnings (loss), net of tax	176	314	(269)	304

Comprehensive earnings (loss)	$605	$(405)	$(496)	$455

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings (loss)	$(227)	$151
Loss from discontinued operations, net of tax	—	21
Adjustments to reconcile earnings (loss) from continuing operations to net cash from operating activities:
Depreciation, depletion and amortization	2,069	2,080
Asset impairments	1,960	1,128
Deferred income tax expense (benefit)	(181)	4
Unrealized change in fair value of financial instruments	212	173
Other noncash charges	206	136
Net change in working capital	(104)	48
Change in long-term other assets	(28)	(22)
Change in long-term other liabilities	92	68

Cash from operating activities – continuing operations	3,999	3,787
Cash from operating activities – discontinued operations	—	26

Net cash from operating activities	3,999	3,813

Cash flows from investing activities:
Capital expenditures	(5,219)	(6,228)
Proceeds from property and equipment divestitures	316	1,397
Purchases of short-term investments	(1,076)	(2,969)
Redemptions of short-term investments	3,419	2,308
Other	83	18

Cash from investing activities – continuing operations	(2,477)	(5,474)
Cash from investing activities – discontinued operations	—	58

Net cash from investing activities	(2,477)	(5,416)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt, net of issuance costs	—	2,465
Net short-term debt repayments	(1,577)	(898)
Credit facility borrowings	—	750
Credit facility repayments	—	(750)
Proceeds from stock option exercises	1	25
Dividends paid on common stock	(259)	(242)
Excess tax benefits related to share-based compensation	5	5

Net cash from financing activities	(1,830)	1,355

Effect of exchange rate changes on cash	(9)	31

Net change in cash and cash equivalents	(317)	(217)

Cash and cash equivalents at beginning of period	4,637	5,555

Cash and cash equivalents at end of period	$4,320	$5,338

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,320	$4,637
Short-term investments	—	2,343
Accounts receivable	1,520	1,245
Other current assets	475	746

Total current assets	6,315	8,971

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	73,009	69,410
Not subject to amortization	3,319	3,308

Total oil and gas	76,328	72,718
Other	6,050	5,630

Total property and equipment, at cost	82,378	78,348
Less accumulated depreciation, depletion and amortization	(54,416)	(51,032)

Property and equipment, net	27,962	27,316

Goodwill	5,954	6,079
Other long-term assets	615	960

Total assets	$40,846	$43,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,269	$1,451
Revenues and royalties payable	807	750
Short-term debt	2,112	3,189
Other current liabilities	594	613

Total current liabilities	4,782	6,003

Long-term debt	7,956	8,455
Asset retirement obligations	2,161	1,996
Other long-term liabilities	830	901
Deferred income taxes	4,505	4,693
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 406 million shares in 2013 and 2012, respectively	41	41
Additional paid-in capital	3,777	3,688
Retained earnings	15,292	15,778
Accumulated other comprehensive earnings	1,502	1,771

Total stockholders’ equity	20,612	21,278

Commitments and contingencies (Note 17)
Total liabilities and stockholders’ equity	$40,846	$43,326

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In		Accumulated Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
	(Unaudited)
	(In millions)
Nine Months Ended September 30, 2013
Balance as of December 31, 2012	406	$41	$3,688	$15,778	$1,771	$—	$21,278
Net loss	—	—	—	(227)	—	—	(227)
Other comprehensive loss, net of tax	—	—	—	—	(269)	—	(269)
Stock option exercises	—	—	1	—	—	—	1
Common stock repurchased	—	—	—	—	—	(9)	(9)
Common stock retired	—	—	(9)	—	—	9	—
Common stock dividends	—	—	—	(259)	—	—	(259)
Share-based compensation	—	—	92	—	—	—	92
Share-based compensation tax benefits	—	—	5	—	—	—	5

Balance as of September 30, 2013	406	$41	$3,777	$15,292	$1,502	$—	$20,612

Nine Months Ended September 30, 2012
Balance as of December 31, 2011	404	$40	$3,507	$16,308	$1,575	$—	$21,430
Net earnings	—	—	—	151	—	—	151
Other comprehensive earnings, net of tax	—	—	—	—	304	—	304
Stock option exercises	1	1	27	—	—	(2)	26
Common stock repurchased	—	—	—	—	—	(4)	(4)
Common stock retired	—	—	(6)	—	—	6	—
Common stock dividends	—	—	—	(242)	—	—	(242)
Share-based compensation	—	—	111	—	—	—	111
Share-based compensation tax benefits	—	—	5	—	—	—	5

Balance as of September 30, 2012	405	$41	$3,644	$16,217	$1,879	$—	$21,781

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2013 and 2012 and Devon’s financial position as of September 30, 2013.

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

As of September 30, 2013, Devon held $43 million of cash collateral. Such amount represented the estimated fair value of certain derivative positions in excess of Devon’s credit guidelines. The collateral is reported in other current liabilities in the accompanying balance sheet.

Commodity Derivatives

As of September 30, 2013, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX West Texas Intermediate futures price. The second table presents Devon’s oil derivatives that settle against the Western Canadian Select index.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2013	70,000	$100.26	72,000	$90.60	$111.14	10,000	$120.00
Q1-Q4 2014	49,000	$94.77	43,969	$89.01	$102.48	42,000	$116.43
Q1-Q4 2015	500	$91.00	—	$—	$—	22,000	$115.45

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2013	Western Canadian Select	40,000	$(22.47)

As of September 30, 2013, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The next two tables present Devon’s natural gas derivatives that settle against the AECO index.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q4 2013	987,500	$4.09	650,000	$3.61	$4.28	—	$—
Q1-Q4 2014	800,000	$4.42	210,000	$4.01	$4.71	500,000	$5.00
Q1-Q4 2015	—	$—	—	$—	$—	550,000	$5.09

	Price Swaps
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q4 2013	28,435	$3.54

	Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2013	AECO	62,843	$(0.44)
Q1-Q4 2014	AECO	94,781	$(0.52)

As of September 30, 2013, Devon had the following open NGL derivative positions. Devon’s NGL derivatives settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

	Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2013	Ethane	1,957	$15.36
Q4 2013	Propane	3,985	$41.73

	Basis Swaps
Period	Pay	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2013	Natural Gasoline	1,000	$(9.58)
Q1-Q4 2014	Natural Gasoline	329	$(10.85)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Foreign Currency Derivatives

As of September 30, 2013, Devon had the following open foreign currency derivative position:

Forward Contract
Currency	Contract Type	CAD Notional	Weighted Average Fixed Rate Received	Expiration
		(In millions)	(CAD-USD)
Canadian Dollar	Sell	$1,261	0.969	December 2013

Financial Statement Presentation

The following table presents the cash settlements and unrealized gains and losses on fair value changes included in the accompanying comprehensive statements of earnings associated with derivative financial instruments. Cash settlements and unrealized gains and losses on fair value changes associated with Devon’s commodity derivatives are presented in oil, gas and NGL derivatives in the accompanying comprehensive statements of earnings. Cash settlements and unrealized gains and losses on fair value changes associated with Devon’s interest rate and foreign currency derivatives are presented in other, net in the accompanying comprehensive statements of earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Cash settlements:
Commodity derivatives	$(7)	$243	$93	$668
Interest rate derivatives	10	10	24	9
Foreign currency derivatives	(5)	(38)	30	(29)

Total cash settlements	(2)	215	147	648

Unrealized gains (losses):
Commodity derivatives	(134)	(538)	(188)	(153)
Interest rate derivatives	(9)	(9)	(23)	(24)
Foreign currency derivatives	(23)	12	(1)	4

Total unrealized gains (losses)	(166)	(535)	(212)	(173)

Net gains (losses) recognized on comprehensive statements of earnings	$(168)	$(320)	$(65)	$475

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the derivative fair values included in the accompanying balance sheets.

	Balance Sheet Caption	September 30, 2013	December 31, 2012
		(In millions)
Asset derivatives:
Commodity derivatives	Other current assets	$224	$379
Commodity derivatives	Other long-term assets	58	22
Interest rate derivatives	Other current assets	—	23
Foreign currency derivatives	Other current assets	—	1

Total asset derivatives		$282	$425

Liability derivatives:
Commodity derivatives	Other current liabilities	$50	$3
Commodity derivatives	Other long-term liabilities	51	29

Total liability derivatives		$101	$32

3. Restructuring Costs

Office Consolidation

In October 2012, Devon announced plans to consolidate its U.S. personnel into a single operations group centrally located at the company’s headquarters in Oklahoma City. As of September 30, 2013, Devon had substantially completed this initiative and incurred $130 million of restructuring costs associated with the office consolidation. The $130 million includes $50 million incurred during the nine months ended September 30, 2013, which largely relates to office space that is subject to non-cancellable operating lease agreements that Devon ceased using.

Divestiture of Offshore Assets

In the fourth quarter of 2009, Devon announced plans to divest its offshore assets. Devon completed this divestiture program in 2012, having incurred $196 million of cumulative restructuring costs associated with the divestitures.

Financial Statement Presentation

The schedule below summarizes restructuring costs presented in the accompanying comprehensive statements of earnings related to the office consolidation. There were no costs related to the offshore divestitures in the nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Lease obligations and other	$4	$—	$44	$—
Asset impairments	—	—	6	—

Restructuring costs	$4	$—	$50	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The schedule below summarizes Devon’s restructuring liabilities.

	Other Current Liabilities	Other Long-Term Liabilities	Total
	(In millions)
Balance as of December 31, 2012	$52	$9	$61
Lease obligations and other—Office consolidation	18	11	29
Employee severance—Office consolidation	(34)	—	(34)
Lease obligations—Offshore	(2)	(1)	(3)

Balance as of September 30, 2013	$34	$19	$53

Balance as of December 31, 2011	$29	$16	$45
Lease obligations—Offshore	(9)	(3)	(12)
Employee severance—Offshore	(7)	—	(7)

Balance as September 30, 2012	$13	$13	$26

4. Other, net

The components of other, net in the accompanying comprehensive statements of earnings include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Accretion of asset retirement obligations	$29	$27	$86	$82
Interest rate derivatives	(1)	(1)	(1)	15
Foreign currency derivatives	28	26	(29)	25
Foreign exchange loss (gain)	(27)	(28)	34	(26)
Interest income	(4)	(8)	(16)	(24)
Other	9	(24)	9	(26)

Other, net	$34	$(8)	$83	$46

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

As of September 30, 2013, Devon’s unremitted foreign earnings totaled approximately $6.0 billion. Of this amount, approximately $4.8 billion was deemed to be indefinitely reinvested into the development and growth of Devon’s Canadian business. Therefore, Devon has not recognized a deferred tax liability for U.S. income taxes associated with such earnings. If such earnings were to be repatriated to the U.S., Devon may be subject to U.S. income taxes and foreign withholding taxes. However, it is not practical to estimate the amount of such additional taxes that may be payable due to the inter-relationship of the various factors involved in making such an estimate.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon has deemed the remaining $1.2 billion of unremitted foreign earnings not to be indefinitely reinvested. Consequently, Devon has recognized a deferred tax liability of approximately $550 million associated with such unremitted earnings as of September 30, 2013.

The following table presents our total income tax expense (benefit) and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total income tax expense (benefit) (in millions)	$210	$(442)	$(99)	$12

U.S. statutory income tax rate	35%	(35%)	(35%)	35%
State income taxes	1%	(1%)	(3%)	(1%)
Taxation on Canadian operations	(5%)	(1%)	9%	(14%)
Other	2%	(1%)	(1%)	(13%)

Effective income tax rate	33%	(38%)	(30%)	7%

6. Earnings (Loss) Per Share

The following table reconciles earnings (loss) from continuing operations and common shares outstanding used in the calculations of basic and diluted earnings per share.

		Common	Earnings (loss)
	Earnings (loss)	Shares	per Share
	(In millions, except per share amounts)
Three Months Ended September 30, 2013:
Earnings from continuing operations	$429	406
Attributable to participating securities	(4)	(4)

Basic earnings per share	425	402	$1.06
Dilutive effect of potential common shares issuable	—	1

Diluted earnings per share	$425	403	$1.05

Three Months Ended September 30, 2012:
Loss from continuing operations	$(719)	405
Attributable to participating securities	(1)	(5)

Basic earnings per share	(720)	400	$(1.80)
Dilutive effect of potential common shares issuable	—	—

Diluted earnings per share	$(720)	400	$(1.80)

Nine Months Ended September 30, 2013:
Loss from continuing operations	$(227)	406
Attributable to participating securities	(2)	(4)

Basic earnings per share	(229)	402	$(0.57)
Dilutive effect of potential common shares issuable	—	—

Diluted earnings per share	$(229)	402	$(0.57)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

		Common	Earnings (loss)
	Earnings (loss)	Shares	per Share
	(In millions, except per share amounts)
Nine Months Ended September 30, 2012:
Earnings from continuing operations	$172	404
Attributable to participating securities	(2)	(4)

Basic earnings per share	170	400	$0.42
Dilutive effect of potential common shares issuable	—	1

Diluted earnings per share	$170	401	$0.42

Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculation because the options are antidilutive. During the three-month and nine-month periods ended September 30, 2013, 7.5 million shares and 7.6 million shares, respectively, were excluded from the diluted earnings per share calculations. During the three-month and nine-month periods ended September 30, 2012, 9.0 million shares and 8.9 million shares, respectively, were excluded from the diluted earnings per share calculations.

7. Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,542	$1,783	$1,996	$1,802
Change in cumulative translation adjustment	182	325	(294)	305
Income tax benefit (expense)	(9)	(14)	13	(13)

Ending accumulated foreign currency translation	1,715	2,094	1,715	2,094

Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(216)	(218)	(225)	(227)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	6	18	19
Income tax expense	(3)	(3)	(6)	(7)

Ending accumulated pension and postretirement benefits	(213)	(215)	(213)	(215)

Accumulated other comprehensive earnings, net of tax	$1,502	$1,879	$1,502	$1,879

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of general and administrative expenses on the accompanying comprehensive statements of earnings (see “Retirement Plans” note for additional details).

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Supplemental Information to Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Net change in working capital accounts:
Accounts receivable	$(287)	$275
Other current assets	72	(234)
Accounts payable	127	77
Revenues and royalties payable	56	(34)
Other current liabilities	(72)	(36)

Net change in working capital	$(104)	$48

Interest paid (net of capitalized interest)	$342	$260
Income taxes paid (received)	$(2)	$88

9. Short-Term Investments

The components of short-term investments include the following:

	September 30, 2013	December 31, 2012
	(In millions)
Canadian treasury, agency and provincial securities	$—	$1,865
U.S. treasuries	—	429
Other	—	49

Short-term investments	$—	$2,343

10. Accounts Receivable

The components of accounts receivable include the following:

	September 30, 2013	December 31, 2012
	(In millions)
Oil, gas and NGL sales	$942	$752
Joint interest billings	389	270
Marketing and midstream revenues	147	161
Other	53	72

Gross accounts receivable	1,531	1,255
Allowance for doubtful accounts	(11)	(10)

Net accounts receivable	$1,520	$1,245

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Property and Equipment

Asset Impairments

In the first nine months of 2013 and 2012, Devon recognized asset impairments related to its oil and gas property and equipment and its U.S. midstream assets as presented below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Gross	Net of Taxes	Gross	Net of Taxes
	(In millions)
U.S. oil and gas assets	$1,110	$707	$1,106	$705
Canada oil and gas assets	843	632	—	—
Midstream assets	7	4	22	14

Total asset impairments	$1,960	$1,343	$1,128	$719

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

Midstream Impairments

In the third quarter of 2013 and 2012, Devon determined that the carrying amounts of certain midstream facilities located in south and east Texas were not recoverable from estimated future cash flows due to declining dry natural gas production. Consequently, the assets were written down to their estimated fair values, which were determined using discounted cash flow models. The fair value of Devon’s midstream assets is considered a Level 3 fair value measurement.

12. Goodwill

During the first nine months of 2013, Devon’s Canadian goodwill decreased $99 million entirely due to foreign currency translation. Additionally, Devon’s U.S. goodwill decreased $26 million due to the sale of certain midstream assets.

13. Debt

Commercial Paper

During the second quarter of 2013, Devon repatriated $2.0 billion of foreign earnings to the United States and repaid $2.0 billion of commercial paper borrowings. As of September 30, 2013, Devon had $1.6 billion of outstanding commercial paper at an average rate of 0.27 percent.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Credit Lines

Devon has a $3.0 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). During the third quarter of 2013, the lenders agreed, effective October 24, 2013, to extend the maturity date of the Senior Credit Facility to October 24, 2018. As of September 30, 2013 there were no borrowings under the Senior Credit Facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65 percent. As of September 30, 2013, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 22.4 percent.

14. Asset Retirement Obligations

The schedule below summarizes changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Asset retirement obligations as of beginning of period	$2,095	$1,563
Liabilities incurred	88	60
Liabilities settled	(46)	(57)
Revision of estimated obligation	104	411
Liabilities assumed by others	(15)	(18)
Accretion expense on discounted obligation	86	82
Foreign currency translation adjustment	(44)	35

Asset retirement obligations as of end of period	2,268	2,076
Less current portion	107	67

Asset retirement obligations, long-term	$2,161	$2,009

15. Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Service cost	$9	$11	$27	$32	$—	$1	$—	$1
Interest cost	13	15	39	45	—	—	1	1
Expected return on plan assets	(16)	(16)	(47)	(48)	—	—	—	—
Amortization of prior service cost (1)	1	1	3	3	—	—	—	(1)
Net actuarial loss (gain) (1)	5	6	16	18	—	(1)	(1)	(1)

Net periodic benefit cost (2)	$12	$17	$38	$50	$—	$—	$—	$—

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of general and administrative expenses on the accompanying comprehensive statements of earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16. Stockholders’ Equity

Dividends

Devon paid common stock dividends of $259 million and $242 million in the first nine months of 2013 and 2012, respectively. The quarterly cash dividend was $0.20 per share in the first nine months of 2012 and in the first quarter of 2013. Devon increased the dividend rate to $0.22 per share in the second quarter of 2013.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18. Fair Value Measurements

The following tables provide carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying balance sheets approximated fair value at September 30, 2013 and December 31, 2012. Therefore, such financial assets and liabilities are not presented in the following tables.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
	(In millions)
September 30, 2013 assets (liabilities):
Cash equivalents	$3,592	$3,592	$13	$3,579	$—
Long-term investments	$62	$62	$—	$—	$62
Commodity derivatives	$282	$282	$—	$282	$—
Commodity derivatives	$(101)	$(101)	$—	$(101)	$—
Debt	$(10,068)	$(10,926)	$—	$(10,926)	$—
December 31, 2012 assets (liabilities):
Cash equivalents	$4,149	$4,149	$32	$4,117	$—
Short-term investments	$2,343	$2,343	$429	$1,914	$—
Long-term investments	$64	$64	$—	$—	$64
Commodity derivatives	$401	$401	$—	$401	$—
Commodity derivatives	$(32)	$(32)	$—	$(32)	$—
Interest rate derivatives	$23	$23	$—	$23	$—
Foreign currency derivatives	$1	$1	$—	$1	$—
Debt	$(11,644)	$(13,435)	$—	$(13,435)	$—

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

Level 3 Fair Value Measurements

Long-term investments — Devon’s long-term investments presented in the tables above consisted entirely of auction rate securities. Due to an inactive market for Devon’s auction rate securities, quoted market prices for these securities were not available. Therefore, Devon used valuation techniques that rely on unobservable inputs to estimate the fair values of its long-

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

term auction rate securities. These inputs were based on continued receipts of principal at par, the collection of all accrued interest to date, the probability of full repayment of the securities considering the U.S. government guarantees substantially all of the underlying student loans, and the AAA credit rating of the securities. As a result of using these inputs, Devon concluded the estimated fair values of its long-term auction rate securities approximated the par values as of September 30, 2013 and December 31, 2012.

Included below is a summary of the changes in Devon’s Level 3 fair value measurements during the first nine months of 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Long-term investments balance at beginning of period	$64	$84
Redemptions of principal	(2)	(20)

Long-term investments balance at end of period	$62	$64

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

	U.S.	Canada	Total
	(In millions)
Three Months Ended September 30, 2013:
Oil, gas and NGL sales	$1,573	$768	$2,341
Oil, gas and NGL derivatives	$(153)	$12	$(141)
Marketing and midstream revenues	$509	$11	$520
Depreciation, depletion and amortization	$492	$199	$691
Interest expense	$94	$10	$104
Asset impairments	$7	$—	$7
Earnings from continuing operations before income taxes	$410	$229	$639
Income tax expense	$160	$50	$210
Earnings from continuing operations	$250	$179	$429
Capital expenditures	$1,256	$437	$1,693

Three Months Ended September 30, 2012:
Oil, gas and NGL sales	$1,144	$594	$1,738
Oil, gas and NGL derivatives	$(290)	$(5)	$(295)
Marketing and midstream revenues	$415	$7	$422
Depreciation, depletion and amortization	$478	$238	$716
Interest expense	$94	$16	$110
Asset impairments	$1,128	$—	$1,128
Earnings (loss) from continuing operations before income taxes	$(1,169)	$8	$(1,161)
Income tax benefit	$(438)	$(4)	$(442)
Earnings (loss) from continuing operations	$(731)	$12	$(719)
Capital expenditures	$1,586	$382	$1,968

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	Total
	(In millions)
Nine Months Ended September 30, 2013:
Oil, gas and NGL sales	$4,377	$1,990	$6,367
Oil, gas and NGL derivatives	$(82)	$(13)	$(95)
Marketing and midstream revenues	$1,436	$75	$1,511
Depreciation, depletion and amortization	$1,426	$643	$2,069
Interest expense	$284	$38	$322
Asset impairments	$1,117	$843	$1,960
Earnings (loss) from continuing operations before income taxes	$208	$(534)	$(326)
Income tax expense (benefit)	$59	$(158)	$(99)
Earnings (loss) from continuing operations	$149	$(376)	$(227)
Property and equipment, net	$19,462	$8,500	$27,962
Total assets	$24,668	$16,178	$40,846
Capital expenditures	$3,650	$1,377	$5,027

Nine Months Ended September 30, 2012:
Oil, gas and NGL sales	$3,394	$1,876	$5,270
Oil, gas and NGL derivatives	$520	$(5)	$515
Marketing and midstream revenues	$1,064	$72	$1,136
Depreciation, depletion and amortization	$1,348	$732	$2,080
Interest expense	$249	$47	$296
Asset impairments	$1,128	$—	$1,128
Earnings from continuing operations before income taxes	$91	$93	$184
Income tax expense	$6	$6	$12
Earnings from continuing operations	$85	$87	$172
Property and equipment, net	$18,306	$8,840	$27,146
Total assets	$24,425	$19,123	$43,548
Capital expenditures	$5,007	$1,276	$6,283

20. Subsequent Event

On October 21, 2013, Devon, Crosstex Energy, Inc. and Crosstex Energy, L.P. (collectively “Crosstex”) announced plans to combine substantially all of Devon’s U.S. midstream assets with Crosstex’s assets to form a new midstream business. The new business will consist of a master limited partnership and a general partner entity (the “Master Limited Partnership” and the “General Partner”), which will both be publicly traded entities.

In exchange for a controlling interest in both the General Partner and the Master Limited Partnership, Devon will contribute its equity interest in a newly formed Devon subsidiary (“Devon Holdings”) and $100 million in cash. Devon Holdings will own Devon’s midstream assets in the Barnett Shale in North Texas and the Cana and Arkoma Woodford Shales in Oklahoma, as well as Devon’s interest in Gulf Coast Fractionators in Mt. Belvieu, Texas. The Master Limited Partnership and the General Partner will each own 50% of Devon Holdings. The completion of these transactions is subject to Crosstex Energy, Inc. shareholder approval.

Upon closing of the transactions, the pro forma ownership of the General Partner will be approximately:

•	70% - Devon Energy Corporation

•	30% - Current Crosstex Energy, Inc. public stockholders

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Upon closing of the transactions, the pro forma ownership of the Master Limited Partnership will be approximately:

•	53% - Devon Energy Corporation

•	40% - Current Crosstex Energy, L.P. public unitholders

•	7% - the General Partner

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month and nine-month periods ended September 30, 2013, compared to the three-month and nine-month periods ended September 30, 2012, and in our financial condition and liquidity since December 31, 2012. For information regarding our critical accounting policies and estimates, see our 2012 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2013 Results

Key components of our financial performance are summarized below, which exclude amounts from our discontinued operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in millions, except per share amounts)
Net earnings (loss)	$429	$(719)	+160%	$(227)	$172	-232%
Adjusted earnings (1)	$526	$355	+48%	$1,287	$1,005	+28%
Earnings (loss) per share	$1.05	$(1.80)	+159%	$(0.57)	$0.42	-234%
Adjusted earnings per share (1)	$1.29	$0.88	+47%	$3.16	$2.48	+27%
Production (MBoe/d)	690.8	678.2	+2%	691.8	683.5	+1%
Realized price per Boe	$36.84	$27.85	+32%	$33.71	$28.14	+20%
Operating margin per Boe (2)	$23.74	$19.44	+22%	$21.31	$19.17	+11%
Operating cash flow	$1,601	$1,361	+18%	$3,999	$3,787	+6%
Adjusted operating cash flow (1)	$1,583	$1,281	+24%	$4,137	$3,693	+12%
Capitalized costs	$1,693	$1,968	-14%	$5,027	$6,283	-20%
Shareholder distributions	$89	$80	+10%	$259	$242	+7%

(1)	Adjusted earnings, adjusted earnings per share and adjusted operating cash flow are financial measures not prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings, adjusted earnings per share and adjusted operating cash flow as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.
(2)	Computed as revenues from commodity sales, commodity derivatives settlements, and marketing and midstream operations, less expenses for lease operations, marketing and midstream operations, general and administration, taxes other than income taxes and interest, with the result divided by total production.

During the three-month and nine-month periods ended September 30, 2013, our adjusted earnings, adjusted earnings per share and operating margin per Boe all increased compared to the 2012 periods. The improved 2013 results were driven primarily by increases in gas prices, oil volumes and oil realizations. These factors also contributed to higher adjusted operating cash flow, which when combined with a reduction in capitalized costs, caused our cash flow deficit to narrow considerably in 2013.

During the first nine months of 2013, we recognized noncash asset impairments totaling $2.0 billion ($1.3 billion after tax).

Results of Operations

Production, Prices and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Oil (MBbls/d)
U.S.	81.4	58.9	+38%	75.1	56.6	+33%
Canada	37.9	39.3	-4%	39.4	40.7	-3%

Total	119.3	98.2	+21%	114.5	97.3	+18%

Bitumen (MBbls/d)
Canada	45.6	44.3	+3%	51.0	47.1	+8%

Gas (MMcf/d)
U.S.	1,934.8	2,067.1	-6%	1,957.6	2,063.0	-5%
Canada	448.0	487.2	-8%	457.9	520.8	-12%

Total	2,382.8	2,554.3	-7%	2,415.5	2,583.8	-7%

NGLs (MBbls/d)
U.S.	118.7	100.8	+18%	113.8	97.7	+17%
Canada	10.0	9.2	+8%	9.9	10.8	-9%

Total	128.7	110.0	+17%	123.7	108.5	+14%

Combined (MBoe/d)
U.S.	522.6	504.2	+4%	515.2	498.1	+3%
Canada	168.2	174.0	-3%	176.6	185.4	-5%

Total	690.8	678.2	+2%	691.8	683.5	+1%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 (1)	2012 (1)	Change	2013 (1)	2012 (1)	Change
Oil (per Bbl)
U.S.	$101.40	$84.84	+20%	$93.94	$90.79	+3%
Canada	$87.25	$67.53	+29%	$72.07	$69.34	+4%
Total	$96.90	$77.91	+24%	$86.41	$81.82	+6%
Bitumen (per Bbl)
Canada	$73.74	$50.94	+45%	$50.93	$49.26	+3%
Gas (per Mcf)
U.S.	$3.08	$2.37	+30%	$3.13	$2.12	+47%
Canada	$2.67	$2.31	+16%	$3.05	$2.26	+35%
Total	$3.00	$2.36	+27%	$3.11	$2.15	+45%
NGLs (per Bbl)
U.S.	$24.36	$25.07	-3%	$25.12	$29.31	-14%
Canada	$48.48	$46.41	+4%	$46.54	$48.92	-5%
Total	$26.23	$26.86	-2%	$26.83	$31.27	-14%
Combined (per Boe)
U.S.	$32.72	$24.64	+33%	$31.12	$24.86	+25%
Canada	$49.65	$37.14	+34%	$41.29	$36.93	+12%
Total	$36.84	$27.85	+32%	$33.71	$28.14	+20%

(1)	The prices presented exclude any effects due to oil, gas and NGL derivatives.

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	Oil	Bitumen	Gas	NGLs	Total
	(In millions)
2012 sales	$705	$207	$554	$272	$1,738
Change due to volumes	151	6	(37)	46	166
Change due to prices	208	96	141	(8)	437

2013 sales	$1,064	$309	$658	$310	$2,341

Upstream sales increased $166 million in the third quarter of 2013 due to a 16 percent increase in our liquids production, partially offset by a 7 percent decline in our gas production. As a result of continued development of our oil properties, primarily in the Permian Basin, oil sales increased $151 million. Bitumen sales increased $6 million due to development of our Jackfish thermal heavy oil projects in Canada. Additionally, our NGL sales increased $46 million primarily as a result of continued drilling in the liquids-rich gas portions of the Cana-Woodford and Barnett Shales, as well as the Permian Basin. These increases were partially offset by decreases in our dry gas production, which resulted in a $37 million decline in sales.

Production information for our key properties is summarized below:

•

Permian Basin production increased 26 percent compared to the third quarter of 2012 and 7 percent compared to the second quarter of 2013. Oil production accounted for 60 percent of our 82,000 Boe per day produced in the Permian Basin during the third quarter of 2013. The year-over-year increase in total production was driven by a 29 percent increase in oil production.

•

Barnett Shale production decreased 3 percent compared to the third quarter of 2012 and 1 percent compared to the second quarter of 2013. Although total production decreased in both periods, liquids production increased 15 percent compared to the third quarter of 2012 and 4 percent compared to the second quarter of 2013. Liquids production accounted for 26 percent of our 1.4 Bcfe per day produced in the Barnett Shale during the third quarter of 2013.

•

Cana-Woodford Shale production increased 21 percent compared to the third quarter of 2012 and 6 percent compared to the second quarter of 2013. Liquids production accounted for 37 percent of our 342 MMcfe per day produced in Cana during the third quarter of 2013. The year-over-year increase in total production was driven by a 58 percent increase in liquids production.

•

Jackfish production increased 3 percent compared to the third quarter of 2012 and decreased 14 percent compared to the second quarter of 2013. Jackfish production for the third quarter of 2013 was impacted by both a higher royalty rate and a turnaround conducted at Jackfish 2. In June 2013, our Jackfish 1 project reached payout status. Consequently, our Jackfish 1 production is burdened with a higher Canadian provincial government royalty rate that decreases our production net of royalties. Bitumen production accounted for all of our 46,000 Boe per day produced at Jackfish during the third quarter of 2013.

•

Granite Wash production increased 14 percent compared to the third quarter of 2012 and decreased 3 percent compared to the second quarter of 2013. Liquids production accounted for 52 percent of our 21,000 Boe per day produced in the Granite Wash during the third quarter of 2013.

•

Mississippian-Woodford Trend production increased 65 percent compared to the second quarter of 2013 to 9,000 Boe per day. Oil production accounted for 61 percent of our total production in the Mississippian-Woodford Trend during the third quarter of 2013.

•

Rocky Mountain production decreased 5 percent compared to the third quarter of 2012. Although total production was down, oil production increased 34 percent compared to the third quarter of 2012. Liquids production accounted for 33 percent of our 326 MMcfe per day produced in the Rocky Mountains during the third quarter of 2013.

•

Gulf Coast/East Texas production decreased 13 percent compared to the third quarter of 2012. Liquids production accounted for 27 percent of our 317 MMcfe per day produced in Gulf Coast/East Texas during the third quarter of 2013.

•

Lloydminster production decreased 11 percent compared to the third quarter of 2012. Oil production accounted for 94 percent of our 29,000 Boe per day produced at Lloydminster during the third quarter of 2013.

Upstream sales increased $437 million in the third quarter of 2013 primarily due to a 32 percent increase in our realized price without hedges. Oil and bitumen sales were the most significantly impacted with a combined $304 million increase due to prices and realizations. Gas sales increased $141 million largely due to higher North American regional index prices upon which our gas sales are based. NGL sales decreased $8 million as a result of a 2 percent decline in our realized price without hedges. The largest contributors to the higher liquids prices were an increase in the average NYMEX West Texas Intermediate index price and tighter bitumen and heavy oil differentials partially offset by lower NGL prices at the Mont Belvieu, Texas index.

The volume and price changes in the preceding tables caused the following changes to our oil, gas and NGL sales between the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	Oil	Bitumen	Gas	NGLs	Total
	(In millions)
2012 sales	$2,181	$636	$1,523	$930	$5,270
Change due to volumes	376	50	(104)	126	448
Change due to prices	143	23	633	(150)	649

2013 sales	$2,700	$709	$2,052	$906	$6,367

Upstream sales increased $448 million in the first nine months of 2013 due to a 14 percent increase in our liquids production, partially offset by a 7 percent decline in our gas production. As a result of continued development of our oil properties, primarily in the Permian Basin, oil sales increased $376 million. Bitumen sales increased $50 million due to development of our Jackfish thermal heavy oil projects in Canada. Additionally, our NGL sales increased $126 million primarily as a result of continued drilling in the liquids-rich gas portions of the Cana-Woodford and Barnett Shales, as well as the Permian Basin. These increases were partially offset by decreases in our dry gas production, which resulted in a $104 million decline in sales.

Upstream sales increased $649 million during the first nine months of 2013 due to a 20 percent increase in our realized price without hedges. Our gas sales increased $633 million due to prices. The change in our gas price was largely due to higher North American regional index prices upon which our gas sales are based. Our liquids sales had a slight increase of $16 million due to higher oil and bitumen sales partially offset by lower NGL sales. The largest contributors to the higher liquids prices were an increase in the average NYMEX West Texas Intermediate index price and tighter bitumen and heavy oil differentials partially offset by lower NGL prices at the Mont Belvieu, Texas index.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Cash settlements:
Gas derivatives	$53	$156	$89	$530
Oil derivatives	(60)	86	1	137
NGL derivatives	—	1	3	1

Total cash settlements	(7)	243	93	668

Unrealized gains (losses) on fair value changes:
Gas derivatives	(18)	(207)	34	(391)
Oil derivatives	(113)	(331)	(217)	239
NGL derivatives	(3)	—	(5)	(1)

Total unrealized losses on fair value changes	(134)	(538)	(188)	(153)

Oil, gas and NGL derivatives	$(141)	$(295)	$(95)	$515

	Three Months Ended September 30, 2013
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$96.90	$73.74	$3.00	$26.23	$36.84
Cash settlements of hedges(1)	(5.51)	—	0.24	0.02	(0.12)

Realized price, including cash settlements	$91.39	$73.74	$3.24	$26.25	$36.72

	Three Months Ended September 30, 2012
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$77.91	$50.94	$2.36	$26.86	$27.85
Cash settlements of hedges	9.54	—	0.66	0.03	3.89

Realized price, including cash settlements	$87.45	$50.94	$3.02	$26.89	$31.74

	Nine Months Ended September 30, 2013
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$86.41	$50.93	$3.11	$26.83	$33.71
Cash settlements of hedges(1)	0.04	—	0.14	0.08	0.50

Realized price, including cash settlements	$86.45	$50.93	$3.25	$26.91	$34.21

	Nine Months Ended September 30, 2012
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$81.82	$49.26	$2.15	$31.27	$28.14
Cash settlements of hedges	5.14	—	0.75	0.02	3.56

Realized price, including cash settlements	$86.96	$49.26	$2.90	$31.29	$31.70

(1)	Cash settlements of oil hedges include settlements from our Western Canadian Select basis swaps presented in Note 2 to the financial statements included in “Item 1. Consolidated Financial Statements” of this report.

Cash settlements presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize unrealized changes in the fair values of our commodity derivatives in each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our commodity derivatives incurred a net loss of $141 million and $295 million in the third quarter of 2013 and 2012, respectively. Including the cash settlements discussed above, our commodity derivatives incurred a net loss of $95 million and generated a net gain of $515 million in the first nine months of 2013 and 2012, respectively.

Marketing and Midstream Revenues and Operating Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in millions)
Revenues	$520	$422	+23%	$1,511	$1,136	+33%
Operating costs and expenses	383	313	+22%	1,128	847	+33%

Operating profit	$137	$109	+25%	$383	$289	+32%

During the third quarter and first nine months of 2013, marketing and midstream operating profit increased $28 million and $94 million, respectively, primarily due to higher NGL production and natural gas prices, as well as higher utilization at the fractionator facility in Mont Belvieu, Texas.

Lease Operating Expenses (“LOE”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
LOE ($ in millions):
U.S.	$333	$263	+27%	$928	$774	+20%
Canada	267	250	+7%	756	766	-1%

Total	$600	$513	+17%	$1,684	$1,540	+9%

LOE per Boe:
U.S.	$6.91	$5.65	+22%	$6.60	$5.67	+16%
Canada	$17.32	$15.65	+11%	$15.70	$15.08	+4%
Total	$9.45	$8.22	+15%	$8.92	$8.22	+8%

LOE increased $1.23 per Boe and $0.70 per Boe during the third quarter and first nine months of 2013, respectively. The largest contributor to the higher unit cost is related to our liquids production growth, particularly in the Permian Basin and Mississippian in the U.S. Such projects generally require a higher cost to produce per unit than our gas projects. Additionally, we conducted a turnaround at Jackfish 2 in the third quarter of 2013, contributing to higher absolute and unit costs for the quarter. We experienced upward pressures on costs in certain operating areas, which also contributed to the higher LOE per Boe.

Depreciation, Depletion and Amortization (“DD&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
DD&A ($ in millions):
Oil & gas properties	$611	$642	-5%	$1,833	$1,870	-2%
Other properties	80	74	+8%	236	210	+12%

Total	$691	$716	-3%	$2,069	$2,080	-1%

DD&A per Boe:
Oil & gas properties	$9.62	$10.29	-6%	$9.70	$9.98	-3%
Other properties	1.25	1.17	+6%	1.25	1.12	+11%

Total	$10.87	$11.46	-5%	$10.95	$11.10	-1%

DD&A from our oil and gas properties decreased in both 2013 periods largely as a result of the asset impairment charges recognized in 2012 and 2013. DD&A from our other properties increased in both 2013 periods largely from the construction of our new headquarters in Oklahoma City and natural gas pipeline development in the Cana-Woodford Shale.

General and Administrative Expenses (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in millions)
Gross G&A	$266	$281	-5%	$836	$865	-3%
Capitalized G&A	(88)	(99)	-11%	(271)	(282)	-4%
Reimbursed G&A	(35)	(32)	+11%	(105)	(89)	+18%

Net G&A	$143	$150	-5%	$460	$494	-7%

Net G&A per Boe	$2.25	$2.40	-6%	$2.44	$2.64	-8%

Net G&A and net G&A per Boe decreased in both 2013 periods largely due to lower administrative expenses, as well as higher reimbursements due to increased well counts and reimbursement rates.

Taxes Other Than Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in millions)
Production	$70	$60	+16%	$201	$164	+22%
Ad valorem and other	45	44	+4%	152	142	+7%

Taxes other than income taxes	$115	$104	+11%	$353	$306	+15%

Percentage of oil, gas and NGL revenue:
Production	2.96%	3.45%	-14%	3.15%	3.12%	+1%
Ad valorem and other	1.93%	2.50%	-23%	2.39%	2.68%	-11%

Total	4.89%	5.95%	-18%	5.54%	5.80%	-4%

Taxes other than income taxes as a percentage of oil, gas and NGL revenue decreased during the third quarter of 2013 and first nine months of 2013 primarily due to ad valorem and other taxes that do not change in direct correlation with oil, gas and NGL revenues as well as higher Canadian revenues with no associated production taxes.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in millions)
Interest based on debt outstanding	$116	$117	-1%	$350	$324	+8%
Capitalized interest	(15)	(9)	+67%	(38)	(38)	+0%
Other	3	2	+38%	10	10	-2%

Interest expense	$104	$110	-6%	$322	$296	+9%

Interest expense decreased in the third quarter of 2013 primarily due to higher capitalized interest. Interest expense increased in the first nine months of 2013 primarily due to higher average debt borrowings, partially offset by lower weighted average interest rates. Borrowings were primarily used to fund capital expenditures in excess of our operating cash flow.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Lease obligations and other	$4	$—	$44	$—
Asset impairments	—	—	6	—

Restructuring costs	$4	$—	$50	$—

In the nine months ended September 30, 2013, we incurred $50 million of restructuring costs associated with the consolidation of our U.S. personnel into one location in Oklahoma City. This amount includes $25 million related to office space that is subject to non-cancellable operating lease agreements that we ceased using as a part of the office consolidation. We also recognized $6 million of asset impairment charges for leasehold improvements and furniture associated with the office consolidation.

Asset Impairments

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Gross	Net of Taxes	Gross	Net of Taxes
	(In millions)
U.S. oil and gas assets	$1,110	$707	$1,106	$705
Canada oil and gas assets	843	632	—	—
Midstream assets	7	4	22	14

Total asset impairments	$1,960	$1,343	$1,128	$719

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

Midstream Impairments

In the third quarter of 2013 and 2012, we determined that the carrying amounts of certain of our midstream facilities located in south and east Texas were not recoverable from estimated future cash flows due to declining dry natural gas production. Consequently, the assets were written down to their estimated fair values, which were determined using discounted cash flow models.

Income Taxes

The following table presents our total income tax expense (benefit) and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total income tax expense (benefit) (in millions)	$210	$(442)	$(99)	$12

U.S. statutory income tax rate	35%	(35%)	(35%)	35%
State income taxes	1%	(1%)	(3%)	(1%)
Taxation on Canadian operations	(5%)	(1%)	9%	(14%)
Other	2%	(1%)	(1%)	(13%)

Effective income tax rate	33%	(38%)	(30%)	7%

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

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in our cash and short-term investments.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Operating cash flow – continuing operations	$3,999	$3,787
Capital expenditures	(5,219)	(6,228)
Debt activity, net	(1,577)	1,567
Shareholder distributions	(259)	(242)
Divestitures of property and equipment	316	1,468
Other	80	92

Net change in cash and short-term investments	$(2,660)	$444

Cash and short-term investments at end of period	$4,320	$7,502

Operating Cash Flow – Continuing Operations

Net cash provided by operating activities (“operating cash flow”) was our primary source of capital in the first nine months of 2013. Our operating cash flow increased 6 percent during 2013 primarily due to higher commodity prices and production growth, partially offset by higher expenses.

During the first nine months of 2013 and 2012, our operating cash flow funded approximately 80 percent and 60 percent, respectively, of our cash payments for capital expenditures. Leveraging our liquidity, we used cash balances, short-term debt and divestiture proceeds to fund the remainder of our cash-based capital expenditures.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Development	$3,640	$3,777
Exploration	693	1,568

Subtotal	4,333	5,345
Capitalized G&A and interest	301	308

Total oil and gas	4,634	5,653
Midstream	555	341
Corporate and other	30	234

Total capital expenditures	$5,219	$6,228

Our capital expenditures consist of amounts related to our oil and gas exploration and development operations, our midstream operations and other corporate activities. The vast majority of our capital expenditures are for the acquisition, drilling and development of oil and gas properties, which totaled $4.6 billion and $5.7 billion in the first nine months of 2013 and 2012, respectively. The 19 percent decline in exploration and development capital spending in the first nine months of 2013 was primarily due to a decline in new venture acreage acquisitions and utilization of the drilling carries in 2013 from our Sinopec and Sumitomo joint venture arrangements.

Capital expenditures for our midstream operations are primarily for the construction and expansion of natural gas processing plants, natural gas gathering systems and oil pipelines. Our midstream capital expenditures are largely impacted by oil and gas drilling activities. The higher 2013 midstream expenditures primarily relate to expansions of our plants in the Barnett and Cana-Woodford Shales and the Access Pipeline in Canada.

Debt Activity, Net

During the first nine months of 2013, we repatriated $2.0 billion of foreign earnings to the U.S. and repaid outstanding commercial paper borrowings. The repayment resulted in a net repayment of $1.6 billion for the first nine months of 2013. During the first nine months of 2012, we received $2.5 billion from the issuance of long-term debt, the proceeds of which were primarily used to repay outstanding commercial paper and credit facility borrowings. We also utilized short-term borrowings of $967 million to fund capital expenditures in excess of our operating cash flow.

Shareholder distributions

The following table summarizes our common stock dividends (amounts in millions) during the first nine months of 2013 and 2012. In the second quarter of 2013, we increased our quarterly dividend to $0.22 per share.

	Nine Months Ended September 30,
	2013		2012
	Amount	Per Share	Amount	Per Share
Dividends	$259	$0.64	$242	$0.60

Divestitures of Property and Equipment

During the third quarter of 2013, we sold our controlling interest in certain of our midstream assets and operations located in Wyoming for $148 million, as well as other minor oil and gas assets.

During the second and third quarters of 2012, we closed our joint venture transactions with Sinopec and Sumitomo, respectively. Sinopec paid approximately $900 million in cash and received a 33.3 percent interest in five of our new ventures exploration plays in the U.S. Sinopec is also funding approximately $1.6 billion of our share of exploration, development and drilling costs associated with these plays. Sumitomo paid approximately $400 million and received a 30 percent interest in the Cline and Midland-Wolfcamp Shale plays in Texas. Additionally, Sumitomo is funding approximately $1.0 billion of our share of future exploration, development and drilling costs associated with these plays. At September 30, 2013, Sinopec’s and Sumitomo’s remaining commitment to fund our share of future costs associated with these plays was approximately $1.7 billion.

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

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, gas and NGLs we produce. We expect operating cash flow to continue to be our primary source of liquidity. To mitigate some of the risk inherent in prices, we have utilized various derivative financial instruments to set minimum and maximum prices on a portion of our 2013 production. The key terms to our open oil, gas and NGL derivative financial instruments as of September 30, 2013 are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

Credit Availability

As of September 30, 2013, we had $2.9 billion of available capacity under our syndicated, unsecured revolving line of credit (the “Senior Credit Facility”), net of letters of credit outstanding. During the third quarter of 2013, the lenders agreed, effective October 24, 2013, to extend the maturity of the Senior Credit Facility to October 24, 2018. We also have access to $5.0 billion of short-term credit under our commercial paper program. At September 30, 2013, we had $1.6 billion of commercial paper borrowings outstanding.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65 percent. As of September 30, 2013, we were in compliance with this covenant with a debt-to-capitalization ratio of 22.4 percent.

At September 30, 2013, we held approximately $4.3 billion of cash. Included in this total was $4.1 billion of cash held by our foreign subsidiaries. While we are using a portion of our foreign cash to invest in the development and growth of our Canadian business, we did repatriate $2.0 billion to the U.S. in the second quarter of 2013 at a reduced income tax rate. Additionally, as we have progressed through 2013, we have gained additional clarity on our tax attributes and now expect to repatriate an additional $2 billion to the U.S. in a tax-efficient manner around year-end 2013.

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

Adjusted Earnings and Adjusted Earnings Per Share

Below are reconciliations of our adjusted earnings and earnings per share to their comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net earnings (loss) (GAAP)	$429	$(719)	$(227)	$172
Adjustments (net of taxes):
Asset impairments	4	719	1,343	719
Oil, gas and NGL derivatives	84	349	121	99
Restructuring costs	3	—	32	—
Interest rate and other financial instruments	6	6	18	15

Adjusted earnings (Non-GAAP)	$526	$355	$1,287	$1,005

Earnings (loss) per share (GAAP)	$1.05	$(1.80)	$(0.57)	$0.42
Adjustments (net of taxes):
Asset impairments	0.01	1.79	3.32	1.79
Oil, gas and NGL derivatives	0.21	0.87	0.29	0.24
Restructuring costs	0.01	—	0.08	—
Interest rate and other financial instruments	0.01	0.02	0.04	0.03

Adjusted earnings per share (Non-GAAP)	$1.29	$0.88	$3.16	$2.48

Adjusted Cash Flow

Below is a reconciliation of our adjusted operating cash flow to its comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Operating cash flow (GAAP)	$1,601	$1,361	$3,999	$3,787
Adjustments (net of taxes):
Changes in assets and liabilities	(18)	(80)	40	(94)

Operating cash flow before balance sheet changes (Non-GAAP)	1,583	1,281	4,039	3,693

Current taxes on cash repatriation	—	—	98	—

Adjusted operating cash flow (Non-GAAP)	$1,583	$1,281	$4,137	$3,693

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to a portion of our production for the last three months of 2013, as well as 2014 and 2015. The key terms to our open oil, gas and NGL derivative financial instruments as of September 30, 2013 are presented in Note 2 to the financial statements under “Item 1. Consolidated Financial Statements” of this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At September 30, 2013, a 10 percent change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
	(In millions)
Gain (loss):
Gas derivatives	$(214)	$208
Oil derivatives	$(411)	$372
NGL derivatives	$(2)	$2

Interest Rate Risk

At September 30, 2013, we had total debt outstanding of $10.1 billion. Of this amount, $8.5 billion bears fixed interest rates averaging 5.4 percent. The remaining $1.6 billion of commercial paper borrowings bears interest rates that averaged 0.27 percent.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10 percent unfavorable change in the Canadian-to-U.S. dollar exchange rate would not materially impact our September 30, 2013 balance sheet.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, one of these foreign subsidiaries holds Canadian-dollar cash and engages in short-term intercompany loans with Canadian subsidiaries that are based in Canadian dollars. The value of the Canadian-dollar cash and intercompany loans increases or decreases from the remeasurement of the cash and loans into the U.S. dollar functional currency. Additionally, at September 30, 2013, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on the Canadian-dollar cash and intercompany loans. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash and intercompany loans. Based on the amount of the cash and intercompany loans as of September 30, 2013, a 10 percent change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 – July 31	818	$55.36
August 1 – August 31	1,100	$57.14
September 1 – September 30	1,103	$57.87

Total	3,021	$56.92

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on restricted stock vesting and stock option exercises.

Under the Devon Canada Corporation Savings Plan (the “Canadian Plan”), eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Eligible Canadian employees purchased approximately 2,000 shares of our common stock in the third quarter of 2013, at then-prevailing stock prices, that they held through their ownership in the Canadian Plan. We acquired the shares sold under the Canadian Plan through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number	Description

10.1	Extension Agreement dated as of September 3, 2013 to the Credit Agreement dated as of October 24, 2012, among Registrant, as U.S. Borrower, Devon NEC Corporation and Devon Canada Corporation, as Canadian Borrowers, Devon Financing Company, L.L.C., consenting lenders and Bank of America, N.A., as Administrative Agent, Canadian Swing Line Lender and U.S. Swing Line Lender with respect to Borrower’s extension of the Maturity Date from October 24, 2017 to October 24, 2018.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: November 6, 2013	/s/ Jeffrey A. Agosta
Jeffrey A. Agosta
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Extension Agreement dated as of September 3, 2013 to the Credit Agreement dated as of October 24, 2012, among Registrant, as U.S. Borrower, Devon NEC Corporation and Devon Canada Corporation, as Canadian Borrowers, Devon Financing Company, L.L.C., consenting lenders and Bank of America, N.A., as Administrative Agent, Canadian Swing Line Lender and U.S. Swing Line Lender with respect to Borrower’s extension of the Maturity Date from October 24, 2017 to October 24, 2018.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document