Form 10-Q
period 2014-06-30
DEVON ENERGY CORP/DE
filed 2014-08-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On July 23, 2014, 409.1 million shares of common stock were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions, except per share amounts)
Oil, gas and NGL sales	$2,679	$2,222	$5,236	$4,026
Oil, gas and NGL derivatives	(399)	366	(719)	46
Marketing and midstream revenues	2,230	500	3,718	987

Total operating revenues	4,510	3,088	8,235	5,059

Lease operating expenses	582	559	1,180	1,084
Marketing and midstream operating expenses	2,006	382	3,311	745
General and administrative expenses	189	167	400	317
Production and property taxes	150	125	287	238
Depreciation, depletion and amortization	828	674	1,567	1,378
Asset impairments	—	40	—	1,953
Restructuring costs	5	8	42	46
Gains and losses on asset sales	(1,057)	1	(1,072)	—
Other operating items	33	32	56	55

Total operating expenses	2,736	1,988	5,771	5,816

Operating income (loss)	1,774	1,100	2,464	(757)
Net financing costs	131	103	243	206
Other nonoperating items	89	—	107	2

Earnings (loss) before income taxes	1,554	997	2,114	(965)
Income tax expense (benefit)	854	314	1,085	(309)

Net earnings (loss)	700	683	1,029	(656)
Net earnings attributable to noncontrolling interests	25	—	30	—

Net earnings (loss) attributable to Devon	$675	$683	$999	$(656)

Net earnings (loss) per share attributable to Devon:
Basic	$1.65	$1.69	$2.45	$(1.63)
Diluted	$1.64	$1.68	$2.44	$(1.63)
Comprehensive earnings (loss):
Net earnings (loss)	$700	$683	$1,029	$(656)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	292	(271)	(6)	(454)
Pension and postretirement plans	5	5	8	9

Other comprehensive earnings (loss), net of tax	297	(266)	2	(445)

Comprehensive earnings (loss)	997	417	1,031	(1,101)
Comprehensive earnings attributable to noncontrolling interests	25	—	30	—

Comprehensive earnings (loss) attributable to Devon	$972	$417	$1,001	$(1,101)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2014	2013
	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net earnings (loss)	$1,029	$(656)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, depletion and amortization	1,567	1,378
Gain on asset sales	(1,072)	—
Asset impairments	—	1,953
Deferred income tax expense (benefit)	777	(441)
Derivatives and other financial instruments	761	(103)
Cash settlements on derivatives and financial instruments	(245)	149
Other noncash charges	229	176
Net change in working capital	470	(128)
Change in long-term other assets	(77)	22
Change in long-term other liabilities	20	48

Net cash from operating activities	3,459	2,398

Cash flows from investing activities:
Acquisitions of property, equipment and businesses	(6,224)	—
Capital expenditures	(3,341)	(3,569)
Proceeds from property and equipment divestitures	2,942	34
Purchases of short-term investments	—	(1,076)
Redemptions of short-term investments	—	2,550
Redemptions of long-term investments	57	—
Other	84	82

Net cash from investing activities	(6,482)	(1,979)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt, net of issuance costs	3,720	—
Net short-term debt repayments	(862)	(1,495)
Long-term debt repayments	(3,990)	—
Proceeds from stock option exercises	83	1
Proceeds from issuance of subsidiary units	20	—
Dividends paid on common stock	(189)	(170)
Distributions to noncontrolling interests	(141)	—
Other	9	5

Net cash from financing activities	(1,350)	(1,659)

Effect of exchange rate changes on cash	13	(34)

Net change in cash and cash equivalents	(4,360)	(1,274)
Cash and cash equivalents at beginning of period	6,066	4,637

Cash and cash equivalents at end of period	$1,706	$3,363

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,706	$6,066
Accounts receivable	2,301	1,520
Other current assets	385	419

Total current assets	4,392	8,005

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	75,242	73,995
Not subject to amortization	3,984	2,791

Total oil and gas	79,226	76,786
Other	8,956	6,195

Total property and equipment, at cost	88,182	82,981
Less accumulated depreciation, depletion and amortization	(51,183)	(54,534)

Property and equipment, net	36,999	28,447

Goodwill	8,408	5,858
Other long-term assets	1,316	567

Total assets	$51,115	$42,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,529	$1,229
Revenues and royalties payable	1,581	786
Short-term debt	475	4,066
Other current liabilities	1,094	574

Total current liabilities	4,679	6,655

Long-term debt	11,880	7,956
Asset retirement obligations	1,541	2,140
Other long-term liabilities	1,029	834
Deferred income taxes	5,927	4,793
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 409 million and 406 million shares in 2014 and 2013, respectively	41	41
Additional paid-in capital	3,943	3,780
Retained earnings	16,220	15,410
Accumulated other comprehensive earnings	1,270	1,268

Total stockholders’ equity attributable to Devon	21,474	20,499
Noncontrolling interests	4,585	—

Total stockholders’ equity	26,059	20,499

Commitments and contingencies (Note 17)
Total liabilities and stockholders’ equity	$51,115	$42,877

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Interests	Equity
	(Unaudited)
	(In millions)
Six Months Ended June 30, 2014
Balance as of December 31, 2013	406	$41	$3,780	$15,410	$1,268	$—	$—	$20,499
Net earnings	—	—	—	999	—	—	30	1,029
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Stock option exercises	1	—	83	—	—	—	—	83
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(5)	—	(5)
Common stock retired	—	—	(5)	—	—	5	—	—
Common stock dividends	—	—	—	(189)	—	—	—	(189)
Share-based compensation	—	—	84	—	—	—	—	84
Share-based compensation tax benefits	—	—	1	—	—	—	—	1
Subsidiary equity transactions	—	—	—	—	—	—	27	27
Acquisition of noncontrolling interests	—	—	—	—	—	—	4,664	4,664
Distributions to noncontrolling interests	—	—	—	—	—	—	(141)	(141)
Other	—	—	—	—	—	—	5	5

Balance as of June 30, 2014	409	$41	$3,943	$16,220	$1,270	$—	$4,585	$26,059

Six Months Ended June 30, 2013
Balance as of December 31, 2012	406	$41	$3,688	$15,778	$1,771	$—	$—	$21,278
Net loss	—	—	—	(656)	—	—	—	(656)
Other comprehensive loss, net of tax	—	—	—	—	(445)	—	—	(445)
Stock option exercises	—	—	1	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(9)	—	(9)
Common stock retired	—	—	(9)	—	—	9	—	—
Common stock dividends	—	—	—	(170)	—	—	—	(170)
Share-based compensation	—	—	62	—	—	—	—	62
Share-based compensation tax benefits	—	—	5	—	—	—	—	5

Balance as of June 30, 2013	406	$41	$3,747	$14,952	$1,326	$—	$—	$20,066

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited financial statements and notes of Devon Energy Corporation (“Devon”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) have been omitted. The accompanying financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2013 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2014 and 2013 and Devon’s financial position as of June 30, 2014.

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

As discussed more fully in Note 2, on March 7, 2014, Devon completed a business combination whereby Devon controls both EnLink Midstream Partners, LP (the “Partnership”) and its general partner entity, EnLink Midstream, LLC (“EnLink”). Devon controls both the Partnership’s and EnLink’s operations; therefore, the Partnership’s and EnLink’s accounts are included in Devon’s accompanying consolidated financial statements subsequent to the completion of the transaction. The portions of the Partnership’s and EnLink’s net earnings and stockholders’ equity not attributable to Devon’s controlling interest are shown separately as noncontrolling interests in the accompanying consolidated comprehensive statements of earnings and consolidated balance sheets.

Intangible Assets

EnLink’s long-term assets include intangible assets, consisting of customer relationships. These assets are amortized on a straight-line basis over the expected periods of benefits, which range from ten to twenty years.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The update is effective for Devon beginning in calendar year 2017. Devon is evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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

In exchange for a controlling interest in both EnLink and the Partnership, Devon contributed its equity interest in a newly formed Devon subsidiary, EnLink Midstream Holdings, LP (“EnLink Holdings”) and $100 million in cash. EnLink Holdings owns Devon’s midstream assets in the Barnett Shale in north Texas and the Cana and Arkoma Woodford Shales in Oklahoma, as well as Devon’s economic interest in Gulf Coast Fractionators in Mt. Belvieu, Texas. The Partnership and EnLink each own 50 percent of EnLink Holdings.

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

The following table summarizes the purchase price (in millions, except unit price).

Crosstex Energy, Inc. outstanding common shares:
Held by public shareholders	48.0
Restricted shares	0.4

Total subject to conversion	48.4
Exchange ratio	1.0	x

Converted shares	48.4
Crosstex Energy, Inc. common share price (1)	$37.60

Crosstex Energy, Inc. consideration	$1,823
Fair value of noncontrolling interests in E2 (2)	$12

Total Crosstex Energy, Inc. consideration and fair value of noncontrolling interests	$1,835

Partnership outstanding units:
Common units held by public unitholders	75.1
Preferred units held by third party (3)	17.1
Restricted units	0.4

Total	92.6
Partnership common unit price (4)	$30.51

Partnership common units value	$2,825
Partnership outstanding unit options value	$4

Total fair value of noncontrolling interests in the Partnership (4)	$2,829

Total consideration and fair value of noncontrolling interests	$4,664

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(1)	The final purchase price is based on the fair value of Crosstex Energy Inc.’s common shares as of the closing date, March 7, 2014.
(2)	Represents the value of noncontrolling interests related to EnLink’s equity investment in E2 Energy Services, LLC and E2 Appalachian Compression, LLC (collectively “E2”).
(3)	The Partnership converted the preferred units to common units in February 2014.
(4)	The final purchase price is based on the fair value of the Partnership’s common shares as of the closing date, March 7, 2014.

The preliminary allocation of the purchase price is as follows (in millions):

Assets acquired:
Current assets	$438
Property, plant and equipment, net	2,438
Intangible assets	546
Equity investment	222
Goodwill (1)	3,292
Other long term assets	1
Liabilities assumed:
Current liabilities	(515)
Long-term debt	(1,454)
Deferred income taxes	(203)
Other long-term liabilities	(101)

Total consideration and fair value of noncontrolling interests	$4,664

(1)	Goodwill is the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized and is not deductible for tax purposes.

GeoSouthern Energy Acquisition

On November 20, 2013, Devon entered into a Purchase and Sale Agreement with GeoSouthern Energy Corporation (“GeoSouthern”) and a wholly owned subsidiary of GeoSouthern to acquire GeoSouthern’s interests in certain affiliates (the “Acquired Companies”) that own certain oil and gas properties, leasehold mineral interest and related assets located in the Eagle Ford Shale. On February 28, 2014, the GeoSouthern acquisition closed, and GeoSouthern transferred the Acquired Companies to Devon in exchange for the aggregate purchase price of approximately $6.0 billion. Devon funded the acquisition price with cash on hand and debt financing. In connection with the GeoSouthern acquisition, Devon acquired approximately 82,000 net acres located in DeWitt and Lavaca counties in south Texas. The transaction was accounted for using the acquisition method, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the transaction (in millions).

Cash and cash equivalents	$95
Other current assets	256
Proved properties	5,029
Unproved properties	1,008
Midstream assets	85
Current liabilities	(437)
Long-term liabilities	(6)

Net assets acquired	$6,030

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

EnLink and GeoSouthern Operating Results

The following table presents EnLink’s (acquired Crosstex assets and liabilities) and GeoSouthern’s operating revenues and net earnings included in Devon’s consolidated statements of earnings subsequent to the transactions described above.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	GeoSouthern	EnLink	GeoSouthern	EnLink
	(In millions)		(In millions)
Total operating revenues	$586	$771	$740	$970
Total operating expenses	312	765	386	962

Operating income	$274	$6	$354	$8

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

	Six Months Ended June 30,
	2014	2013
	(In millions)
Total operating revenues	$8,882	$6,211
Net earnings (loss)	$1,043	$(635)
Noncontrolling interests	$43	$28
Net earnings (loss) attributable to Devon	$1,000	$(663)
Net earnings (loss) per common share attributable to Devon	$2.45	$(1.63)

Non-Core Asset Divestitures

In November 2013, Devon announced plans to divest certain non-core properties located throughout Canada and the U.S.

Canada

In the first quarter of 2014, Devon completed minor divestiture transactions for $142 million ($155 million Canadian dollars). In the second quarter of 2014, Devon sold conventional assets to Canadian Natural Resources Limited for $2.8 billion ($3.125 billion Canadian dollars).

Under full cost accounting rules, sales or dispositions of oil and gas properties are generally accounted for as adjustments to capitalized costs, with no recognition of gain or loss. However, if not recognizing a gain or loss on the disposition would otherwise significantly alter the relationship between a cost center’s capitalized costs and proved reserves, then a gain or loss must be recognized. The Canadian divestitures significantly altered such relationship. Therefore, Devon recognized gains totaling $1.1 billion ($0.6 billion after-tax) during the first six months of 2014. These gains are included as a separate item in the accompanying consolidated comprehensive statements of earnings.

Included in the gain calculation noted above were asset retirement obligations of approximately $700 million assumed by the purchaser as well as the derecognition of approximately $700 million of goodwill allocated to the sold assets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In conjunction with the divestitures noted above, Devon repatriated approximately $2.8 billion of proceeds to the U.S. in the second quarter of 2014. The proceeds were used to repay $0.7 billion of commercial paper and the $2.0 billion term loans that were drawn in the first quarter of 2014 to fund a portion of the GeoSouthern acquisition. Between collecting the divestiture proceeds and repatriating funds to the U.S., Devon recognized an $84 million foreign currency exchange loss and a $29 million foreign currency derivative loss. These losses are included in other nonoperating items in the accompanying consolidated comprehensive statements of earnings.

U.S.

On June 30, 2014, Devon reached an agreement to sell its U.S. non-core assets for $2.3 billion to Linn Energy. The transaction with Linn Energy is expected to close in the third quarter of 2014. No gain or loss is expected to be recognized on the U.S. non-core asset divestiture.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts contain provisions that provide for collateral payments, depending on levels of exposure and the credit rating of the counterparty. As of June 30, 2014, Devon did not hold any cash collateral from its counterparties.

Commodity Derivatives

As of June 30, 2014, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX West Texas Intermediate futures price. The second table presents Devon’s oil derivatives that settle against the Western Canadian Select index.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2014	75,000	$94.14	64,750	$89.33	$100.00	42,000	$116.43
Q1-Q4 2015	100,492	$90.95	27,000	$89.14	$97.84	28,000	$116.43
Q1-Q4 2016	—	$—	—	$—	$—	18,500	$103.11

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3 2014	Western Canadian Select	30,000	$(18.21)

As of June 30, 2014, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the AECO index.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q3-Q4 2014	800,000	$4.42	460,000	$4.03	$4.51	500,000	$5.00
Q1-Q4 2015	210,000	$4.38	260,000	$4.05	$4.36	550,000	$5.09
Q1-Q4 2016	—	$—	—	$—	$—	400,000	$5.00

	Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2014	AECO	94,781	$(0.52)

Interest Rate Derivatives

As of June 30, 2014, Devon had the following open interest rate derivative positions:

Notional	Rate Received	Rate Paid	Expiration
(In millions)
$100	Three Month LIBOR	0.92%	December 2016
$100	1.76%	Three Month LIBOR	January 2019

Foreign Currency Derivatives

As of June 30, 2014, Devon had the following open foreign currency derivative positions:

Forward Contract
Currency	Contract Type	CAD Notional	Weighted Average Fixed Rate Received	Expiration
		(In millions)	(CAD-USD)
Canadian Dollar	Sell	$1,312	0.931	September 2014

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Commodity derivatives	$(399)	$366	$(719)	$46
EnLink commodity derivatives	(2)	—	(3)	—
Interest rate derivatives	1	—	1	—
Foreign currency derivatives	(54)	42	(40)	57

Net gains (losses) recognized in comprehensive statements of earnings	$(454)	$408	$(761)	$103

The following table presents the derivative fair values included in the accompanying balance sheets.

	Balance Sheet Caption	June 30, 2014	December 31, 2013
		(In millions)
Asset derivatives:
Commodity derivatives	Other current assets	$6	$75
Commodity derivatives	Other long-term assets	11	28
Interest rate derivatives	Other current assets	1	—

Total asset derivatives		$18	$103

Liability derivatives:
Commodity derivatives	Other current liabilities	$386	$58
Commodity derivatives	Other long-term liabilities	157	62
EnLink commodity derivatives	Other current liabilities	1	—
EnLink commodity derivatives	Other long-term liabilities	1	—
Foreign currency derivatives	Other current liabilities	5	1

Total liability derivatives		$550	$121

4. Share-Based Compensation

The following table presents the effects of share-based compensation included in Devon’s accompanying comprehensive statements of earnings. Devon’s gross general and administrative expense for the first six months of 2014 includes $6 million of unit-based compensation related to grants made under EnLink’s long-term incentive plans. The vesting for certain share-based awards was accelerated in the first quarter of 2014 in conjunction with the divestiture of Devon’s Canadian conventional assets. The associated expense for these accelerated awards is included in restructuring costs in the accompanying comprehensive statements of earnings. See Note 6 for further details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In millions)
Gross general and administrative expense	$106	$79
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$27	$30
Related income tax benefit	$13	$12

Under its 2009 Long-Term Incentive Plan, as amended, Devon granted share-based awards to certain employees in the first six months of 2014. The following sections include information related to these awards.

Restricted Stock Awards and Units

The following table presents a summary of Devon’s unvested restricted stock awards and units.

	Restricted Stock Award & Units	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at December 31, 2013	3,292	$59.76
Granted	3,343	$63.18
Vested	(505)	$60.87
Forfeited	(521)	$60.62

Unvested at June 30, 2014	5,609	$61.50

As of June 30, 2014, Devon’s unrecognized compensation cost related to unvested restricted stock awards and units was $255 million. Such cost is expected to be recognized over a weighted-average period of 2.6 years.

Performance Based Restricted Stock Awards

The following table presents a summary of Devon’s performance based restricted stock awards.

	Performance Restricted Stock Awards	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at December 31, 2013	316	$56.25
Granted	234	$61.33
Vested	(75)	$53.45

Unvested at June 30, 2014	475	$59.20

As of June 30, 2014, Devon’s unrecognized compensation cost related to these awards was $10 million. Such cost is expected to be recognized over a weighted-average period of 1.7 years.

Performance Share Units

The following table presents a summary of the grant-date fair values of performance share units granted in 2014 and the related assumptions.

	2014
Grant-date fair value	$70.18	—	$81.05
Risk-free interest rate			0.54%
Volatility factor			28.8%
Contractual term (in years)			2.89

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents a summary of Devon’s performance share units.

	Performance Share Units	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at December 31, 2013	925	$66.64
Granted	708	$77.77
Forfeited	(137)	$79.74

Unvested at June 30, 2014 (1)	1,496	$70.90

(1)	A maximum of 3.0 million common shares could be awarded based upon Devon’s final total shareholder return ranking.

As of June 30, 2014, Devon’s unrecognized compensation cost related to unvested units was $48 million. Such cost is expected to be recognized over a weighted-average period of 1.8 years.

5. Asset Impairments

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Restructuring Costs

Canadian Divestitures

In the first six months of 2014, Devon recognized $42 million of employee related costs associated with its Canadian non-core asset divestitures. Approximately $15 million of the employee related costs resulted from accelerated vesting of share-based grants, which are non-cash charges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Canada divestitures:
Employee related costs	$5	$—	$42	$—
Office consolidation:
Lease obligations and other	—	8	—	46

Restructuring costs	$5	$8	$42	$46

The schedule below summarizes Devon’s restructuring liabilities.

	Other Current Liabilities	Other Long-Term Liabilities	Total
	(In millions)
Balance as of December 31, 2013	$27	$18	$45
Changes due to Canadian divestitures	5	2	7
Changes due to office consolidation	(20)	(1)	(21)
Changes due to offshore divestiture	(1)	(1)	(2)

Balance as June 30, 2014	$11	$18	$29

Balance as of December 31, 2012	$52	$9	$61
Changes due to office consolidation	(7)	11	4
Changes due to offshore divestiture	(1)	(1)	(2)

Balance as of June 30, 2013	$44	$19	$63

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total income tax expense (benefit) (in millions)	$854	$314	$1,085	$(309)

U.S. statutory income tax rate	35%	35%	35%	(35%)
Repatriations	16%	—	12%	—
State income taxes	—	1%	1%	(1%)
Taxation on Canadian operations	4%	(2%)	2%	6%
Taxes on EnLink formation	—	—	2%	—
Other	—	(2%)	(1%)	(2%)

Effective income tax rate	55%	32%	51%	(32%)

In the second quarter of 2014, Devon recognized $247 million of additional income tax expense related to the $2.8 billion of repatriations to the U.S. Prior to the repatriation, Devon had recognized a $143 million deferred income tax liability associated with the planned repatriation. When the repatriation was made, Devon retained a larger property basis in Canada than was previously estimated, resulting in the incremental tax in the second quarter.

In the first quarter of 2014, Devon recorded a $48 million deferred tax liability in conjunction with the formation of EnLink, which impacted the effective tax rate as reflected in the table above.

In the second quarter of 2013, Devon repatriated to the U.S. $2.0 billion of cash from its foreign subsidiaries. In conjunction with the repatriation, Devon recognized approximately $100 million of current income tax expense. The current expense was entirely offset by the recognition of deferred income tax benefits, which included the reduction of the deferred tax liability previously recognized for unremitted foreign earnings deemed not to be indefinitely reinvested.

8. Earnings (Loss) Per Share Attributable to Devon

The following table reconciles net earnings (loss) attributable to Devon and common shares outstanding used in the calculations of basic and diluted earnings per share.

		Common	Earnings (loss)
	Earnings (loss)	Shares	per Share
	(In millions, except per share amounts)
Three Months Ended June 30, 2014:
Net earnings attributable to Devon	$675	408
Attributable to participating securities	(8)	(4)

Basic earnings per share	667	404	$1.65
Dilutive effect of potential common shares issuable	—	2

Diluted earnings per share	$667	406	$1.64

Three Months Ended June 30, 2013:
Net earnings attributable to Devon	$683	406
Attributable to participating securities	(5)	(4)

Basic earnings per share	678	402	$1.69
Dilutive effect of potential common shares issuable	—	1

Diluted earnings per share	$678	403	$1.68

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Six Months Ended June 30, 2014:
Net earnings attributable to Devon	$999	408
Attributable to participating securities	(10)	(4)

Basic earnings per share	989	404	$2.45
Dilutive effect of potential common shares issuable	—	2

Diluted earnings per share	$989	406	$2.44

Six Months Ended June 30, 2013:
Net loss attributable to Devon	$(656)	406
Attributable to participating securities	(1)	(4)

Basic loss per share	(657)	402	$(1.63)
Dilutive effect of potential common shares issuable	—	—

Diluted loss per share	$(657)	402	$(1.63)

Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculation because the options are antidilutive. During the three-month and six-month periods ended June 30, 2014, 2.6 million shares and 3.4 million shares, respectively, were excluded from the diluted earnings per share calculations. During the three-month and six-month periods ended June 30, 2013, 7.6 million shares were excluded from the diluted earnings per share calculations.

9. Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,150	$1,813	$1,448	$1,996
Change in cumulative translation adjustment	306	(284)	(7)	(475)
Income tax benefit (expense)	(14)	13	1	21

Ending accumulated foreign currency translation	1,442	1,542	1,442	1,542

Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(177)	(221)	(180)	(225)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	6	11	12
Income tax expense	(1)	(1)	(3)	(3)

Ending accumulated pension and postretirement benefits	(172)	(216)	(172)	(216)

Accumulated other comprehensive earnings, net of tax	$1,270	$1,326	$1,270	$1,326

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of general and administrative expenses on the accompanying comprehensive statements of earnings (see Note 15 for additional details).

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Supplemental Information to Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(In millions)
Net change in working capital accounts:
Accounts receivable	$(234)	$(300)
Other current assets	(30)	72
Accounts payable	45	56
Revenues and royalties payable	508	82
Other current liabilities	181	(38)

Net change in working capital	$470	$(128)

Interest paid (net of capitalized interest)	$235	$208
Income taxes paid (received)	$113	$(2)

On March 7, 2014, Devon completed a business combination to form EnLink. With the exception of a $100 million cash payment to noncontrolling interests, the business combination was a non-monetary transaction. See Note 2 for additional details.

11. Accounts Receivable

The components of accounts receivable include the following:

	June 30, 2014	December 31, 2013
	(In millions)
Oil, gas and NGL sales	$1,022	$851
Joint interest billings	468	447
Marketing and midstream revenues	773	172
Other	49	61

Gross accounts receivable	2,312	1,531
Allowance for doubtful accounts	(11)	(11)

Net accounts receivable	$2,301	$1,520

12. Goodwill

The table below provides a summary of Devon’s goodwill, by assigned reporting unit.

	June 30, 2014	December 31, 2013
	(In millions)
U.S.	$2,618	$2,618
Canada	2,096	2,838
EnLink	3,694	402

Total	$8,408	$5,858

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The changes to Devon’s goodwill during the first six months of 2014 relate to both EnLink and Canada. Included in the assets Devon contributed to EnLink Holdings was $402 million of goodwill. The additional EnLink goodwill of $3.3 billion represents the goodwill recognized on the EnLink transaction described in Note 2.

The decrease in Devon’s Canadian goodwill was primarily due to goodwill that was derecognized upon the asset divestitures described in Note 2.

13. Debt

	June 30, 2014	December 31, 2013
	(In millions)
Devon debt
Commercial paper	$456	$1,317
5.625% due January 15, 2014	—	500
Floating rate due December 15, 2015	500	500
2.40% due July 15, 2016	500	500
Floating rate due December 15, 2016	350	350
1.20% due December 15, 2016	650	650
1.875% due May 15, 2017	750	750
8.25% due July 1, 2018	125	125
2.25% due December 15, 2018	750	750
6.30% due January 15, 2019	700	700
4.00% due July 15, 2021	500	500
3.25% due May 15, 2022	1,000	1,000
7.50% due September 15, 2027	150	150
7.875% due September 30, 2031	1,250	1,250
7.95% due April 15, 2032	1,000	1,000
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
Net discount on debentures and notes	(20)	(20)

Total Devon debt	10,661	12,022

EnLink debt
Credit facilities	255	—
Other borrowings	24	—
2.70% due April 1, 2019	400	—
7.125% due June 1, 2022	197	—
4.40% due April 1, 2024	450	—
5.60% due April 1, 2044	350	—
Net premium on debentures and notes	18	—

Total EnLink debt	1,694	—

Total debt	12,355	12,022
Less amount classified as short-term debt (1)	475	4,066

Total long-term debt	$11,880	$7,956

(1)	Short-term debt as of June 30, 2014 consists of $456 million of commercial paper and $19 million of EnLink’s 2022 senior notes, which were redeemed on July 20, 2014. Short-term debt as of December 31, 2013 consists of $2.25 billion of senior notes issued in conjunction with the GeoSouthern acquisition, $1.3 billion of commercial paper and $500 million of senior notes due January 15, 2014. Subsequent to the close of the GeoSouthern acquisition the $2.25 billion of senior notes were reclassified to long-term debt.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commercial Paper

As of June 30, 2014, Devon had $456 million of outstanding commercial paper at an average rate of 0.24 percent.

Credit Lines

Devon has a $3.0 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). As of June 30, 2014, there were no borrowings under the Senior Credit Facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65 percent. As of June 30, 2014, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 23.4 percent.

Term Loans

In December 2013, in conjunction with the GeoSouthern acquisition, Devon entered into a term loan agreement with a group of major financial institutions. In February 2014, Devon drew $2.0 billion of term loans to finance, in part, the GeoSouthern acquisition and to pay transaction costs. The term loans were repaid on June 30, 2014 with the Canadian divestiture proceeds that were repatriated to the U.S. in June 2014.

EnLink Debt

The table below summarizes the fair value of EnLink’s debt as of March 7, 2014, the formation date of EnLink. The premiums are being amortized using the effective interest method. EnLink’s debt is non-recourse to Devon.

	March 7, 2014 Fair Value of Debt	Effective Rate of Debt
	(In millions)
8.875% due February 15, 2018 (principal of $725 million) (1)	$760	7.7%
7.125% due June 1, 2022 (principal of $197 million)	226	5.3%
Credit facilities	468

Total long-term debt	$1,454

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(1)	The 2018 senior notes were redeemed on April 18, 2014.

The Partnership has a $1.0 billion unsecured revolving credit facility, which includes a $500 million letter of credit subfacility. As of June 30, 2014, there were $14.1 million in outstanding letters of credit and $160.0 million outstanding borrowings under the $1.0 billion credit facility, leaving $825.9 million available for future borrowing.

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

EnLink also has a $250 million revolving credit facility, which includes a $125 million letter of credit subfacility, as well as an additional credit agreement in association with E2 Energy Services LLC under which EnLink can borrow up to $20 million. On April 9, 2014, the credit agreement was amended to increase the borrowing capacity to $30 million. As of June 30, 2014, EnLink’s outstanding borrowings under the $250 million credit facility were $95 million and $23 million in association with the E2 Energy Services LLC credit agreement. Additionally, as of June 30, 2014, E2 Services had certain promissory notes outstanding related to its vehicle fleet in the amount of $0.5 million due in increments through July 2017.

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

14. Asset Retirement Obligations

The schedule below summarizes changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2014	2013
	(In millions)
Asset retirement obligations as of beginning of period	$2,228	$2,095
Liabilities incurred	64	67
Liabilities settled	(22)	(40)
Revision of estimated obligation	69	105
Liabilities assumed by others	(731)	(4)
Accretion expense on discounted obligation	50	57
Foreign currency translation adjustment	(26)	(72)

Asset retirement obligations as of end of period	1,632	2,208
Less current portion	91	87

Asset retirement obligations, long-term	$1,541	$2,121

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the first six months of 2014, Devon reduced its asset retirement obligations approximately $700 million for those obligations that were assumed by the purchasers of Devon’s Canadian oil and gas properties.

15. Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In millions)
Service cost	$8	$9	$15	$18	$—	$—	$—	$—
Interest cost	13	13	27	26	—	1	—	1
Expected return on plan assets	(14)	(16)	(27)	(31)	—	—	—	—
Amortization of prior service cost (1)	1	1	2	2	—	—	—	—
Net actuarial loss (gain) (1)	6	6	10	11	(1)	(1)	(1)	(1)

Net periodic benefit cost (2)	$14	$13	$27	$26	$(1)	$—	$(1)	$—

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of general and administrative expenses on the accompanying comprehensive statements of earnings.

16. Stockholders’ Equity

Dividends

Devon paid common stock dividends of $189 million and $170 million in the first six months of 2014 and 2013, respectively. The quarterly cash dividend was $0.20 per share in the first quarter of 2013. Devon increased the dividend rate to $0.22 per share in the second quarter of 2013 and to $0.24 per share in the second quarter of 2014.

Distributions to noncontrolling interests

In conjunction with the formation of EnLink in the first quarter of 2014, Devon made a payment of $100 million to noncontrolling interests. Further, EnLink distributed $41 million to its non-Devon unitholders during the first six months of 2014.

Issuance of subsidiary units

In May 2014, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership may from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75 million.

Through June 30, 2014, the Partnership sold an aggregate of 0.6 million common units under the EDA, generating proceeds of approximately $20 million. The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.

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

18. Fair Value Measurements

The following tables provide carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying balance sheets approximated fair value at June 30, 2014 and December 31, 2013. Therefore, such financial assets and liabilities are not presented in the following tables.

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In millions)
June 30, 2014 assets (liabilities):
Cash equivalents	$1,201	$1,201	$59	$1,142	$—
Commodity derivatives	$17	$17	$—	$17	$—
Commodity derivatives	$(543)	$(543)	$—	$(543)	$—
EnLink commodity derivatives	$(2)	$(2)	$—	$(2)	$—
Interest rate derivatives	$1	$1	$—	$1	$—
Foreign currency derivatives	$(5)	$(5)	$—	$(5)	$—
Debt	$(12,355)	$(13,885)	$—	$(13,885)	$—
Capital lease obligations	$22	$22	$—	$22	$—
December 31, 2013 assets (liabilities):
Cash equivalents	$5,305	$5,305	$4,191	$1,114	$—
Long-term investments	$62	$62	$—	$—	$62

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity derivatives	$103	$103	$—	$103	$—
Commodity derivatives	$(120)	$(120)	$—	$(120)	$—
Foreign currency derivatives	$(1)	$(1)	$—	$(1)	$—
Debt	$(12,022)	$(12,908)	$—	$(12,908)	$—

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

Capital lease obligations — The fair value was calculated using inputs from third-party banks.

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

With the formation of EnLink in the first quarter of 2014, Devon considers EnLink to be an operating segment that is distinct from its existing operating segments. EnLink’s operations consist of midstream assets and operations located across the U.S. Additionally, EnLink has a management team that is primarily responsible for capital and resource allocation decisions. Therefore, EnLink is presented as a separate reporting segment. For the reporting periods prior to the formation of EnLink, Devon has reclassified, from its U.S. segment to the EnLink segment, all asset-level amounts related to the midstream assets that it contributed to EnLink Holdings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	EnLink	Eliminations	Total
	(In millions)
Three Months Ended June 30, 2014:
Revenues from external customers	$3,252	$506	$752	$—	$4,510
Intersegment revenues	$—	$—	$175	$(175)	$—
Depreciation, depletion and amortization	$642	$112	$74	$—	$828
Interest expense	$108	$22	$14	$(11)	$133
Earnings before income taxes	$362	$1,109	$83	$—	$1,554
Income tax expense	$378	$458	$18	$—	$854
Net earnings (loss)	$(16)	$651	$65	$—	$700
Noncontrolling interests	$1	$—	$24	$—	$25
Net earnings (loss) attributable to Devon	$(17)	$651	$41	$—	$675
Capital expenditures	$1,432	$278	$216	$—	$1,926

Three Months Ended June 30, 2013:
Revenues from external customers	$2,127	$722	$239	$—	$3,088
Intersegment revenues	$—	$—	$349	$(349)	$—
Depreciation, depletion and amortization	$419	$209	$46	$—	$674
Interest expense	$94	$23	$—	$(9)	$108
Asset impairments	$—	$40	$—	$—	$40
Earnings before income taxes	$849	$102	$46	$—	$997
Income tax expense	$277	$20	$17	$—	$314
Net earnings	$572	$82	$29	$—	$683
Capital expenditures	$1,087	$356	$53	$—	$1,496

Six Months Ended June 30, 2014:
Revenues from external customers	$5,868	$1,190	$1,177	$—	$8,235
Intersegment revenues	$—	$—	$473	$(473)	$—
Depreciation, depletion and amortization	$1,139	$306	$122	$—	$1,567
Interest expense	$208	$41	$19	$(20)	$248
Earnings before income taxes	$758	$1,201	$155	$—	$2,114
Income tax expense	$564	$479	$42	$—	$1,085
Net earnings	$194	$722	$113	$—	$1,029
Net earnings attributable to noncontrolling interests	$1	$—	$29	$—	$30
Net earnings attributable to Devon	$193	$722	$84	$—	$999
Property and equipment, net	$25,606	$7,009	$4,384	$—	$36,999
Total assets	$30,631	$11,224	$9,379	$(119)	$51,115
Capital expenditures	$8,535	$720	$284	$—	$9,539

Six Months Ended June 30, 2013:
Revenues from external customers	$3,346	$1,261	$452	$—	$5,059
Intersegment revenues	$—	$—	$663	$(663)	$—
Depreciation, depletion and amortization	$843	$444	$91	$—	$1,378
Interest expense	$190	$42	$—	$(14)	$218
Asset impairments	$1,110	$843	$—	$—	$1,953
Earnings (loss) before income taxes	$(270)	$(778)	$83	$—	$(965)
Income tax expense (benefit)	$(131)	$(208)	$30	$—	$(309)
Net earnings (loss)	$(139)	$(570)	$53	$—	$(656)
Capital expenditures	$2,258	$940	$136	$—	$3,334

December 31, 2013:
Property and equipment, net	$18,201	$8,478	$1,768	$—	$28,447
Total assets	$27,080	$13,560	$2,237	$—	$42,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month and six-month periods ended June 30, 2014, compared to the three-month and six-month periods ended June 30, 2013, and in our financial condition and liquidity since December 31, 2013. For information regarding our critical accounting policies and estimates, see our 2013 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2014 Results

Key components of our financial performance are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in millions, except per share amounts)
Net earnings (loss) attributable to Devon	$675	$683	-1%	$999	$(656)	+252%
Adjusted earnings attributable to Devon(1)	$574	$491	+17%	$1,121	$761	+47%
Earnings (loss) per share attributable to Devon	$1.64	$1.68	-2%	$2.44	$(1.63)	+249%
Adjusted earnings per share attributable to Devon (1)	$1.40	$1.21	+16%	$2.74	$1.87	+46%
Production (MBoe/d)	667	698	-4%	679	692	-2%
Realized price per Boe	$44.12	$35.00	+26%	$42.61	$32.13	+33%
Adjusted operating income per Boe (2)	$28.69	$22.05	+30%	$27.05	$20.13	+34%
Operating cash flow	$2,049	$1,396	+47%	$3,459	$2,398	+44%
Capitalized costs	$1,926	$1,496	+29%	$9,539	$3,334	+186%
Shareholder distributions	$99	$88	+11%	$189	$170	+11%

(1)	Adjusted earnings and adjusted earnings per share attributable to Devon are financial measures not prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and adjusted earnings per share attributable to Devon, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.
(2)	Computed as revenues from commodity sales, commodity derivatives settlements and marketing and midstream operations, less expenses for lease operations, marketing and midstream operations, general and administrative, production and property taxes and net financing costs, with the result divided by total production.

During the three-month and six-month periods ended June 30, 2014, our adjusted earnings, adjusted earnings per share and adjusted operating income per Boe all increased compared to the same periods in 2013. The improved 2014 results were driven primarily by increases in oil and gas prices, liquids volumes and oil and gas realizations. These factors also contributed to higher operating cash flow which caused our cash flow deficit to narrow considerably in 2014.

During the first six months of 2014, we made significant progress toward three strategic initiatives that are focused on building value per share. On February 28, 2014, we closed the GeoSouthern acquisition and acquired GeoSouthern’s Eagle Ford Shale assets and operations in south Texas for approximately $6.0 billion. This acquisition included approximately 250 MMBoe of proved reserves. Additionally, since closing the transaction, we have produced over 7 MMBoe from our Eagle Ford development, with oil accounting for over 60% of our production from the play.

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

Finally, we are nearing completion of our non-core divestiture program. On April 1, 2014, we sold Canadian conventional assets to Canadian Natural Resources Limited for $2.8 billion ($3.125 billion Canadian dollars). This divestiture included approximately 170 MMBoe of proved reserves. Production associated with the divested properties was approximately 79 MBoe/d, including 357 MMcf/d of natural gas in the first quarter of 2014. Additionally, on June 30, 2014, we reached an agreement with Linn Energy to sell our U.S. non-core assets for $2.3 billion. This transaction is expected to close in the third quarter of 2014.

In the second quarter, we repatriated $2.8 billion to the U.S. from the Canadian divestiture. We used those proceeds, cash on hand and free cash flow generated during the quarter to reduce debt balances by $3.2 billion.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Oil (MBbls/d)
Anadarko Basin	11	9	+24%	10	9	+17%
Barnett Shale	2	2	-13%	2	2	+5%
Eagle Ford	40	—	N/M	25	—	N/M
Mississippian-Woodford Trend	9	3	+162%	9	3	+240%
Permian Basin	55	46	+21%	55	43	+28%
Rockies	8	8	-0%	8	7	+8%
Other	3	3	+0%	3	3	+0%

U.S. core and emerging properties	128	71	+79%	112	67	+68%
Canada	25	29	-9%	26	28	-8%

Total core and emerging properties	153	100	+54%	138	95	+45%
Non-core properties	4	16	-73%	10	17	-42%

Total	157	116	+36%	148	112	+32%

Bitumen (MBbls/d)
Canada	52	53	-3%	52	54	-4%
Gas (MMcf/d)
Anadarko Basin	309	281	+10%	295	275	+7%
Barnett Shale	932	1,040	-10%	931	1,049	-11%
Eagle Ford	86	—	N/M	54	—	N/M
Mississippian-Woodford Trend	28	8	+239%	28	7	+320%
Permian Basin	134	106	+26%	128	97	+31%
Rockies	67	79	-15%	68	77	-11%
Other	135	164	-18%	137	162	-15%

U.S. core and emerging properties	1,691	1,678	+1%	1,641	1,667	-2%
Canada	23	32	-26%	23	35	-37%

Total core and emerging properties	1,714	1,710	+0%	1,664	1,702	-2%
Non-core properties	217	730	-70%	397	730	-46%

Total	1,931	2,440	-21%	2,061	2,432	-15%

NGLs (MBbls/d)
Anadarko Basin	31	24	+26%	30	24	+23%
Barnett Shale	55	54	+3%	55	53	+3%
Eagle Ford	10	—	N/M	7	—	N/M
Mississippian-Woodford Trend	5	1	+553%	5	1	+893%
Permian Basin	18	13	+37%	17	13	+33%
Rockies	1	2	-59%	1	1	-24%
Other	10	11	-9%	10	11	-9%

U.S. core and emerging properties	130	105	+24%	125	103	+21%
Non-core properties	6	17	-63%	11	18	-38%

Total	136	122	+12%	136	121	+12%

Combined (MBoe/d)
Anadarko Basin	93	80	+16%	89	79	+13%
Barnett Shale	212	230	-7%	212	230	-8%
Eagle Ford	65	—	N/M	41	—	N/M
Mississippian-Woodford Trend	18	5	+236%	19	4	+335%
Permian Basin	95	76	+25%	93	72	+30%
Rockies	21	24	-14%	21	22	-5%
Other	35	41	-15%	36	41	-12%

U.S. core and emerging properties	539	456	+18%	511	448	+14%
Canada	81	87	-6%	81	88	-8%

Total core and emerging properties	620	543	+14%	592	536	+10%
Non-core properties	47	155	-70%	87	156	-44%

Total	667	698	-4%	679	692	-2%

Oil, Gas and NGL Pricing

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 (1)	2013 (1)	Change	2014 (1)	2013 (1)	Change
Oil (per Bbl)
U.S.	$95.71	$91.56	+5%	$93.96	$89.64	+5%
Canada	$76.60	$72.47	+6%	$73.48	$64.76	+13%
Total	$92.59	$85.02	+9%	$89.64	$80.73	+11%
Bitumen (per Bbl)
Canada	$65.88	$53.90	+22%	$60.47	$41.10	+47%
Gas (per Mcf)
U.S.	$4.19	$3.49	+20%	$4.26	$3.15	+35%
Canada (2)	$1.56	$3.44	-55%	$3.97	$3.24	+23%
Total	$4.15	$3.48	+19%	$4.23	$3.17	+34%
NGLs (per Bbl)
U.S.	$25.22	$24.80	+2%	$27.34	$25.53	+7%
Canada	$—	$43.68	N/M	$50.17	$45.54	+10%
Total	$25.13	$26.29	-4%	$28.11	$27.16	+4%
Combined (per Boe)
U.S.	$41.06	$32.19	+28%	$40.30	$30.29	+33%
Canada	$65.96	$43.02	+53%	$53.26	$37.34	+43%
Total	$44.12	$35.00	+26%	$42.61	$32.13	+33%

(1)	The prices presented exclude any effects due to oil, gas and NGL derivatives.
(2)	The reported Canadian gas volumes include 19 and 27 MMcf per day for the second quarter of 2014 and 2013, respectively, and 29 and 28 MMcf per day for the first six months of 2014 and 2013, respectively, that are produced from certain of our leases and then transported to our Jackfish operations where the gas is used as fuel. However, the revenues and expenses related to this consumed gas are eliminated in our consolidated financial results. With the sale of the vast majority of the Canadian gas business in the second quarter of 2014, the impact of the eliminated gas revenues more significantly impacts our gas price.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	Oil	Bitumen	Gas	NGLs	Total
	(In millions)
2013 sales	$897	$260	$773	$292	$2,222
Change due to volumes	323	(8)	(161)	33	187
Change due to prices	108	57	119	(14)	270

2014 sales	$1,328	$309	$731	$311	$2,679

Upstream sales increased $187 million due to volumes in the second quarter of 2014. The primary driver of the increase results from a 79% increase in our U.S. core and emerging oil production. Such growth results from our recently acquired Eagle Ford Shale properties and the continued development of our Permian Basin and Mississippian-Woodford Trend properties. In addition, we continue to grow our NGL production from these plays, which resulted in $33 million of additional sales. These production additions were partially offset by the impacts of our Canadian divestitures, which were the primary driver of our 21% decrease in gas production. Bitumen sales decreased due to volumes as a result of higher royalties on our Jackfish heavy oil project in Canada.

Upstream sales increased $270 million due to prices in the second quarter of 2014, primarily due to a 26% increase in our realized price without hedges. Oil and bitumen sales were the most significantly impacted with an increase of $166 million, largely due to higher prices and realizations resulting from a higher average NYMEX West Texas Intermediate index price and tighter bitumen and heavy oil differentials. Gas sales increased $119 million largely due to higher North American regional index prices upon which our gas sales are based. NGL sales decreased $14 million as a result of lower NGL prices at Mont Belvieu, Texas.

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	Oil	Bitumen	Gas	NGLs	Total
	(In millions)
2013 sales	$1,636	$400	$1,394	$596	$4,026
Change due to volumes	528	(16)	(213)	71	370
Change due to prices	239	181	396	24	840

2014 sales	$2,403	$565	$1,577	$691	$5,236

Upstream sales increased $370 million due to volumes during the first six months of 2014. The primary driver of the increase results from a 68% increase in our U.S. core and emerging oil production. Such growth results from our recently acquired Eagle Ford Shale properties and the continued development of our Permian Basin and Mississippian-Woodford Trend properties. In addition, we continue to grow our NGL production from these plays, which resulted in $71 million of additional sales. These production additions were partially offset by the impacts of our Canadian divestitures, which were the primary driver of our 15% decrease in gas production. Bitumen sales decreased due to volumes as a result of higher royalties on our Jackfish heavy oil project in Canada.

Upstream sales increased $840 million due to prices during the first six months of 2014, primarily due to a 33% increase in our realized price without hedges. Oil and bitumen sales were the most significantly impacted with an increase of $420 million, largely due to higher prices and realizations resulting from a higher average NYMEX West Texas Intermediate index price and tighter bitumen and heavy oil differentials. Gas sales increased $396 million largely due to higher North American regional index prices upon which our gas sales are based. NGL sales increased $24 million as a result of higher NGL prices at Mont Belvieu, Texas.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Cash settlements:
Oil derivatives	$(79)	$29	$(115)	$61
Gas derivatives	(29)	(17)	(93)	36
NGL derivatives	—	2	—	3

Total cash settlements	(108)	14	(208)	100

Gains (losses) on fair value changes:
Oil derivatives	(320)	43	(409)	(104)
Gas derivatives	29	308	(102)	52
NGL derivatives	—	1	—	(2)

Total gains (losses) on fair value changes	(291)	352	(511)	(54)

Oil, gas and NGL derivatives	$(399)	$366	$(719)	$46

	Three Months Ended June 30, 2014
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$92.59	$65.88	$4.15	$25.13	$44.12
Cash settlements of hedges (1)	(5.54)	—	(0.16)	—	(1.78)

Realized price, including cash settlements	$87.05	$65.88	$3.99	$25.13	$42.34

	Three Months Ended June 30, 2013
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$85.02	$53.90	$3.48	$26.29	$35.00
Cash settlements of hedges (1)	2.82	—	(0.07)	0.10	0.23

Realized price, including cash settlements	$87.84	$53.90	$3.41	$26.39	$35.23

	Six Months Ended June 30, 2014
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$89.64	$60.47	$4.23	$28.11	$42.61
Cash settlements of hedges (1)	(4.31)	—	(0.25)	—	(1.70)

Realized price, including cash settlements	$85.33	$60.47	$3.98	$28.11	$40.91

	Six Months Ended June 30, 2013
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$80.73	$41.10	$3.17	$27.16	$32.13
Cash settlements of hedges (1)	3.05	—	0.08	0.11	0.80

Realized price, including cash settlements	$83.78	$41.10	$3.25	$27.27	$32.93

(1)	Cash settlements of oil hedges include settlements from our Western Canadian Select basis swaps presented in Note 3 to the financial statements included in “Item 1. Consolidated Financial Statements” of this report.

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our commodity derivatives in each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our commodity derivatives incurred a net loss of $399 million and generated a net gain of $366 million in the second quarter of 2014 and 2013, respectively. Including the cash settlements discussed above, our commodity derivatives incurred a net loss of $719 million and generated a net gain of $46 million in the first six months of 2014 and 2013, respectively.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in millions)
Operating revenues	$2,230	$500	+344%	$3,718	$987	+276%
Product purchases	(1,934)	(334)	+479%	(3,188)	(647)	+393%
Operations and maintenance expenses	(72)	(48)	+50%	(123)	(98)	+26%

Operating profit	$224	$118	+90%	$407	$242	+68%

During the second quarter and first six months of 2014, marketing and midstream operating profit increased $106 million and $165 million, respectively, primarily due to higher prices and volumes. Of the $106 million increase for the three months ended June 30, $93 million was attributable to EnLink’s operations. Of the $165 million increase for the six months ended June 30, $140 million was related to EnLink’s operations. EnLink’s Oklahoma segment, which includes the Cana plant and gathering system, was the largest driver of the increase. The remaining increase in operating profit related to Devon’s marketing activities.

Besides the impact to our overall operating profit, Devon’s marketing activities were the primary driver of the increases in both operating revenues and product purchases. The higher marketing revenues and product purchases are primarily due to commitments we have entered into to secure capacity on downstream oil pipelines. Marketing activities of EnLink also contributed to the increases noted above.

Lease Operating Expenses (“LOE”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
LOE ($ in millions):
U.S.	$409	$307	+33%	$753	$595	+26%
Canada	173	252	-31%	427	489	-13%

Total	$582	$559	+4%	$1,180	$1,084	+9%

LOE per Boe:
U.S.	$7.68	$6.54	+17%	$7.46	$6.43	+16%
Canada	$23.15	$15.25	+52%	$19.48	$14.92	+31%
Total	$9.58	$8.80	+9%	$9.60	$8.65	+11%

LOE per Boe increased 9% and 11% during the second quarter and first six months of 2014, respectively. The largest contributor to the higher unit cost related to our Canadian operations. The higher Canadian unit costs largely resulted from the divestiture of the conventional assets in the second quarter of 2014 which resulted in lower total volumes while retaining the relatively higher-cost thermal heavy oil operations. The higher unit cost in the U.S. was primarily related to our liquids production growth, particularly in the Permian Basin and Mississippian-Woodford Trend, where projects generally require a higher cost to produce per unit than our gas projects. Additionally, we experienced upward pressures on costs in certain operating areas, which also contributed to the higher LOE per Boe.

General and Administrative Expenses (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in millions)
Gross G&A	$316	$287	+10%	$647	$570	+14%
Capitalized G&A	(91)	(85)	+8%	(174)	(183)	-5%
Reimbursed G&A	(36)	(35)	+3%	(73)	(70)	+5%

Net G&A	$189	$167	+13%	$400	$317	+26%

Net G&A per Boe	$3.11	$2.63	+18%	$3.25	$2.53	+29%

Net G&A and net G&A per Boe increased during the second quarter and first six months of 2014 largely due to higher employee compensation and benefits and $22 million in one-time costs in the first quarter of 2014 related to the EnLink and GeoSouthern transactions. The higher employee compensation and benefits costs were primarily related to share-based awards, which cause our G&A to be higher in the quarter in which our annual share-based grant is made. The grant related to our 2013 compensation cycle was made in the first quarter of 2014. The grant related to our 2012 compensation cycle was made in the fourth quarter of 2012. Additionally, higher employee severance costs in 2014, as well as expansion of our workforce as a part of growing production operations at certain of our key areas, also contributed to the increase.

Production and Property Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in millions)
Production	$104	$71	+46%	$191	$131	+45%
Property and other	46	54	-14%	96	107	-10%

Production and property taxes	$150	$125	+20%	$287	$238	+21%

Percentage of oil, gas and NGL sales:
Production	3.9%	3.2%	+21%	3.7%	3.3%	+12%
Property and other	1.7%	2.4%	-29%	1.8%	2.6%	-28%

Total	5.6%	5.6%	-0%	5.5%	5.9%	-7%

Production and property taxes increased during the second quarter and first six months of 2014 primarily due to an increase in our U.S. revenues, on which the majority of our production taxes are assessed.

Depreciation, Depletion and Amortization (“DD&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
DD&A ($ in millions):
Oil & gas properties	$719	$595	+21%	$1,378	$1,222	+13%
Other assets	109	79	+37%	189	156	+21%

Total	$828	$674	+23%	$1,567	$1,378	+14%

DD&A per Boe:
Oil & gas properties	$11.85	$9.37	+26%	$11.21	$9.75	+15%
Other assets	1.78	1.25	+43%	1.54	1.25	+23%

Total	$13.63	$10.62	+28%	$12.75	$11.00	+16%

DD&A from our oil and gas properties increased in both 2014 periods largely due to higher DD&A rates. The higher rates resulted from our oil and gas drilling and development activities and the GeoSouthern acquisition, which were partially offset by the asset impairments recognized in the first quarter of 2013. Other DD&A increased in both periods primarily due to the EnLink transaction.

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

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Canadian divestitures	$5	$—	$42	$—
Office consolidation	—	8	—	46

Restructuring costs	$5	$8	$42	$46

Canadian Divestitures

In the six months ended June 30, 2014, we recognized $42 million of employee related costs associated with our Canadian non-core asset divestitures. Approximately $15 million of the employee related costs resulted from accelerated vesting of share-based grants, which are non-cash charges.

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

Gains On Asset Sales

In conjunction with the divestiture of our Canadian non-core properties, in the first six months of 2014 we recognized gains on conventional asset divestitures. Under full cost accounting rules, sales or dispositions of oil and gas properties are generally accounted for as adjustments to capitalized costs, with no recognition of gain or loss. However, if not recognizing a gain or loss on the disposition would otherwise significantly alter the relationship between a cost center’s capitalized costs and proved reserves, then a gain or loss must be recognized. Our Canadian divestitures significantly altered such relationship. Therefore, we recognized a total gain of $1.1 billion ($0.6 billion after-tax) during the first six months of 2014.

Net Financing Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in millions)
Interest based on debt outstanding	$141	$116	+21%	$266	$234	+14%
Capitalized interest	(19)	(12)	+53%	(35)	(23)	+53%
Other fees and expenses	11	4	+249%	17	7	+162%

Interest expense	$133	$108	+25%	$248	$218	+14%
Interest income	(2)	(5)	-46%	(5)	(12)	-61%

Net financing costs	$131	$103	+28%	$243	$206	+19%

Net financing costs increased during the second quarter and first six months of 2014 primarily due to higher average debt borrowings resulting from the EnLink and GeoSouthern transactions.

Income Taxes

The following table presents our total income tax expense (benefit) and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total income tax expense (benefit) (in millions)	$854	$314	$1,085	$(309)

U.S. statutory income tax rate	35%	35%	35%	(35%)
Repatriations	16%	—	12%	—
State income taxes	—	1%	1%	(1%)
Taxation on Canadian operations	4%	(2%)	2%	6%
Taxes on EnLink formation	—	—	2%	—
Other	—	(2%)	(1%)	(2%)

Effective income tax rate	55%	32%	51%	(32%)

In the second quarter of 2014, we recognized $247 million of additional income tax expense related to the $2.8 billion of repatriations to the U.S. Prior to the repatriation, we had recognized a $143 million deferred income tax liability associated with the planned repatriation. When the repatriation was made, we retained a larger property basis in Canada than was previously estimated, resulting in the incremental tax in the second quarter.

In the first quarter of 2014, we recorded a $48 million deferred tax liability in conjunction with the formation of EnLink, which impacted our effective tax rate as reflected in the table above.

In the second quarter of 2013, we repatriated to the U.S. $2.0 billion of cash from our foreign subsidiaries. In conjunction with the repatriation, we recognized approximately $100 million of current income tax expense. The current expense was entirely offset by the recognition of deferred income tax benefits, which included the reduction of the deferred tax liability previously recognized for unremitted foreign earnings deemed not to be indefinitely reinvested.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in our cash and short-term investments.

	Six Months Ended June 30,
	2014	2013
	(In millions)
Operating cash flow	$3,459	$2,398
Divestitures of property and equipment	2,942	34
Capital expenditures	(3,341)	(3,569)
Acquisitions of property, equipment and businesses	(6,224)	—
Debt activity, net	(1,132)	(1,495)
Distributions to Devon shareholders	(189)	(170)
Distributions to noncontrolling interests	(141)	—
Other	266	54

Net change in cash and short-term investments	$(4,360)	$(2,748)

Cash and short-term investments at end of period	$1,706	$4,232

Operating Cash Flow

Net cash provided by operating activities (“operating cash flow”) was a significant source of capital in the first six months of 2014. Our operating cash flow increased 44 percent during 2014 primarily due to higher commodity prices, higher oil realizations and liquids production growth, partially offset by higher expenses.

Excluding the $6.2 billion attributable to the GeoSouthern and other acquisitions, our operating cash flow funded our capital expenditures during the first six months of 2014 and funded approximately 67 percent of our capital expenditures during the first six months of 2013. Leveraging our liquidity, we used cash balances and debt to fund the remainder of our 2013 cash-based capital expenditures.

Divestitures

In November 2013, we announced plans to divest certain non-core properties located throughout Canada and the U.S. In the first six months of 2014, we completed our Canadian divestiture transactions and received proceeds totaling $2.9 billion. Additionally, in the second quarter of 2014, we reached an agreement to sell our U.S. non-core assets for $2.3 billion to Linn Energy.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Six Months Ended June 30,
	2014	2013
	(In millions)
Development	$2,406	$2,510
Exploration	162	403

Total oil and gas development and exploration	2,568	2,913
Capitalized G&A and interest	164	172

Total oil and gas	2,732	3,085
Acquisitions of property, equipment and businesses	6,224	—
Midstream	231	228
Corporate and other	61	99

Devon capital expenditures	9,248	3,412
EnLink	317	157

Total capital expenditures	$9,565	$3,569

Our capital expenditures consist of amounts related to our oil and gas exploration and development operations, our midstream operations and other corporate activities. The vast majority of our capital expenditures are for the acquisition, drilling and development of oil and gas properties, which totaled $8.9 billion and $3.1 billion in the first six months of 2014 and 2013, respectively. The increase in capital spending was primarily due to the GeoSouthern acquisition. Excluding this acquisition, exploration and development capital spending decreased 12 percent in the first six months of 2014, primarily due to utilization of the drilling carries in 2014 from our Sinopec and Sumitomo joint venture arrangements.

Capital expenditures for our midstream operations are primarily for the construction and expansion of natural gas processing plants, natural gas gathering systems and oil pipelines. Our midstream capital expenditures are largely impacted by our oil and gas drilling activities.

Debt Activity, Net

During the first six months of 2014, we decreased our net debt borrowings $1.1 billion. The decrease was the net impact of repaying our $500 million senior notes upon maturity, reducing commercial paper balances $862 million primarily with repatriated Canadian divestiture proceeds and EnLink borrowings of $235 million.

During the first six months of 2013, we repatriated $2.0 billion of foreign earnings to the U.S. and repaid outstanding commercial paper borrowings. The repayment resulted in a net repayment of $1.5 billion in the first six months of 2013.

Distributions to Devon shareholders

The following table summarizes our common stock dividends (amounts in millions) during the first six months of 2014 and 2013. In the second quarter of 2014, we increased our quarterly dividend to $0.24 per share.

	Six Months Ended June 30,
	2014		2013
	Amount	Per Share	Amount	Per Share
Dividends	$189	$0.46	$170	$0.42

Distributions to noncontrolling interests

In conjunction with the formation of EnLink in the first quarter of 2014, we made a payment of $100 million to noncontrolling interests. Further, EnLink distributed $41 million to its non-Devon unitholders during the first six months of 2014.

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

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, gas and NGLs we produce. We expect operating cash flow to continue to be our primary source of liquidity. To mitigate some of the risk inherent in prices, we have utilized various derivative financial instruments to set minimum and maximum prices on a portion of our 2014 production. The key terms to our open oil, gas and NGL derivative financial instruments as of June 30, 2014 are presented in “Part I. Financial Information – Item 1. Financial Statements – Note 3” in this report.

Credit Availability

As of June 30, 2014, we had $3.0 billion of available capacity under our syndicated, unsecured revolving line of credit (the “Senior Credit Facility”), net of letters of credit outstanding. We also have access to $3.0 billion of short-term credit under our commercial paper program. At June 30, 2014, we had $0.5 billion of commercial paper borrowings outstanding.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65 percent. As of June 30, 2014, we were in compliance with this covenant with a debt-to-capitalization ratio of 23.4 percent.

The Partnership has a $1.0 billion unsecured revolving credit facility, which includes a $500 million letter of credit subfacility. EnLink also has a $250 million revolving credit facility, which includes a $125 million letter of credit subfacility, as well as an additional credit agreement in association with E2 Energy Services LLC under which EnLink can borrow up to $20 million. On April 9, 2014, the E2 credit agreement was amended to increase the borrowing capacity to $30.0 million. As of June 30, 2014, there was $160 million borrowed under the $1.0 billion credit facility, and there was $95 million borrowed under the $250 million credit facility and $23 million borrowed in association with the E2 Energy Services LLC credit facility.

Asset Divestitures

In the second quarter of 2014, we reached an agreement to sell our U.S. non-core assets for $2.3 billion to Linn Energy. This transaction is expected to close in the third quarter of 2014.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2014, is provided in the following table.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt (1)	$12,357	$475	$2,750	$2,254	$6,878
Interest expense (2)	7,895	523	1,021	923	5,428
Purchase obligations (3)	5,973	438	1,781	1,756	1,998
Operational agreements (4)	5,528	634	1,783	1,706	1,405
Asset retirement obligations (5)	1,632	56	132	113	1,331
Drilling and facility obligations (6)	189	163	18	2	6
Lease obligations (7)	269	25	72	61	111
Other (8)	353	183	72	45	53

Total	$34,196	$2,497	$7,629	$6,860	$17,210

(1)	Debt amounts represent scheduled maturities of our debt obligations at June 30, 2014, excluding $2 million of net discounts included in the carrying value of debt.
(2)	Interest expense represents the scheduled obligations on long-term, fixed-rate debt and an estimate of our floating-rate debt.
(3)	Purchase obligation amounts represent contractual commitments primarily to purchase condensate at market prices for use at our heavy oil projects in Canada. We have entered into these agreements because condensate is an integral part of the heavy oil transportation process. Any disruption in our ability to obtain condensate could negatively affect our ability to transport heavy oil at these locations. Our total obligation related to condensate purchases expires in 2021. The value of the obligation in the table above is based on the contractual volumes and our internal estimate of future condensate market prices.
(4)	Operational agreements represent commitments to transport or process certain volumes of oil, gas and NGLs for a fixed fee. We have entered into these agreements to aid the movement of our production to downstream markets. Operational agreements include approximately $2.1 billion of obligations between Devon and EnLink. The terms of the contracts with EnLink are summarized in the following table.

		Minimum	Minimum	Minimum
		Gathering	Processing	Volume
	Contract	Volume	Volume	Commitment	Annual
	Terms	Commitment	Commitment	Term	Rate
Contract	(Years)	(MMcf/d)	(MMcf/d)	(Years)	Escalators
Bridgeport gathering and processing contract	10	850	650	5	CPI
East Johnson County gathering contract	10	125	—	5	CPI
Northridge gathering and processing contract	10	40	40	5	CPI
Cana gathering and processing contract	10	330	330	5	CPI

(5)	Asset retirement obligations represent estimated discounted costs for future dismantlement, abandonment and rehabilitation costs.
(6)	Drilling and facility obligations represent contractual agreements with third-party service providers to procure drilling rigs and other related services for developmental and exploratory drilling and facilities construction.
(7)	Lease obligations consist primarily of non-cancelable leases for office space and equipment used in our daily operations.
(8)	These amounts include $221 million related to uncertain tax positions.

Critical Accounting Estimates

Devon conducts its annual goodwill impairment test as of October 31 each year. At October 31, 2013, the date of our last goodwill impairment test, the fair values of our U.S. and Canadian reporting units exceeded their related carrying values. The fair value of our U.S. reporting unit substantially exceeded its carrying value. However, the fair value of our Canadian reporting unit is not substantially in excess of its carrying value. As of October 31, 2013, the fair value of our Canadian reporting unit exceeded its carrying value by approximately 11 percent. As of June 30, 2014, we had $2.1 billion of goodwill allocated to the Canadian reporting unit. Significant decreases to our stock price, decreases in commodity prices, negative deviations from projected Canadian reporting unit earnings or unfavorable changes in reserves could result in a goodwill impairment charge. A goodwill impairment charge would have no effect on liquidity or capital resources. However, it would adversely affect our results of operations in that period.

Non-GAAP Measures

We make reference to “adjusted earnings attributable to Devon” and “adjusted earnings per share attributable to Devon” in “Overview of 2014 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures should not be considered as alternatives to GAAP measures. Adjusted earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash or non-recurring items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Items may appear to be recurring while comparing on an annual basis. In the below table, restructuring costs were incurred in each period. However, these costs relate to different restructuring programs. Amounts excluded for the first six months of 2014 relate to our Canadian divestiture program and amounts excluded for the first six months of 2013 relate to our office consolidation. For more information on our restructuring programs see Note 6 to the financial statements included in this report. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Adjusted Earnings and Adjusted Earnings Per Share Attributable to Devon

Below are reconciliations of our adjusted earnings and earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Net earnings (loss) attributable to Devon (GAAP)	$675	$683	$999	$(656)
Adjustments (net of taxes):
Derivatives and other financial instruments	249	(240)	453	(27)
Cash settlements on derivatives and financial instruments	(68)	12	(132)	76

Net derivatives and financial instruments	181	(228)	321	49
Investment in EnLink deferred income tax	—	—	48	—

Restructuring costs	4	5	32	29
Gain on asset sales and related repatriation	(286)	—	(279)	—
Asset impairments	—	31	—	1,339

Adjusted earnings attributable to Devon (Non-GAAP)	$574	$491	$1,121	$761

Earnings (loss) per share (GAAP)	$1.64	$1.68	$2.44	$(1.63)
Adjustments (net of taxes):
Derivatives and other financial instruments	0.62	(0.58)	1.10	(0.07)
Cash settlements on derivatives and financial instruments	(0.17)	0.03	(0.32)	0.19

Net derivatives and financial instruments	0.45	(0.55)	0.78	0.12
Investment in EnLink taxes	—	—	0.12	—
Restructuring costs	0.01	0.01	0.08	0.07
Gain on asset sales and related repatriation	(0.70)	—	(0.68)	—
Asset impairments	—	0.07	—	3.31

Adjusted earnings per share (Non-GAAP)	$1.40	$1.21	$2.74	$1.87

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to a portion of our production for the last six months of 2014, as well as 2015 and 2016. The key terms to our open oil, gas and NGL derivative financial instruments as of June 30, 2014 are presented in “Part I. Financial Information – Item 1. Financial Statements – Note 3” in this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At June 30, 2014, a 10 percent change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
	(In millions)
Gain (loss):
Gas derivatives	$(223)	$192
Oil derivatives	$(727)	$645

Interest Rate Risk

At June 30, 2014, we had total debt outstanding of $12.4 billion. Of this amount, $10.8 billion bears fixed interest rates averaging 4.8 percent. The remaining $1.6 billion of debt is comprised of commercial paper borrowings that bear interest rates averaging 0.24 percent and floating rate debt that at June 30, 2014 had rates averaging 1.3 percent. Our commercial paper borrowings typically have maturities between 1 and 90 days.

As of June 30, 2014, we had open interest rate swap positions that are presented in “Part I. Financial Information – Item 1. Financial Statements – Note 3” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3 month LIBOR rate. A 10 percent change in these forward curves would not have materially impacted our balance sheet at June 30, 2014.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10 percent unfavorable change in the Canadian-to-U.S. dollar exchange rate would not materially impact our June 30, 2014 balance sheet.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, one of these foreign subsidiaries holds Canadian-dollar cash and engages in short-term intercompany loans with Canadian subsidiaries that are based in Canadian dollars. The value of the Canadian-dollar cash and intercompany loans increases or decreases from the remeasurement of the cash and loans into the U.S. dollar functional currency. Additionally, at June 30, 2014, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on the Canadian-dollar cash and intercompany loans. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash and intercompany loans. Based on the amount of the cash and intercompany loans as of June 30, 2014, a 10 percent change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2014, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 – April 30	20,756	$69.22
May 1 – May 31	7,844	$72.29
June 1 – June 30	3,820	$77.95

Total	32,420	$70.99

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on restricted stock vesting and stock option exercises.

Under the Devon Energy Corporation Incentive Savings Plan (the “Plan”), eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund (the “Stock Fund”), which is administered by an independent trustee. Eligible employees purchased approximately 12,300 shares of our common stock in the second quarter of 2014, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Plan through open-market purchases.

Similarly, under the Devon Canada Corporation Savings Plan (the “Canadian Plan”), eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. We acquired the shares sold under the Canadian Plan through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the second quarter of 2014, there were no shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number	Description

10.1	Devon Energy Corporation Non-Qualified Deferred Compensation Plan, Amended and Restated effective as of April 15, 2014.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: August 6, 2014	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Devon Energy Corporation Non-Qualified Deferred Compensation Plan, Amended and Restated effective as of April 15, 2014.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document