Form 10-Q
period 2015-03-31
DEVON ENERGY CORP/DE
filed 2015-05-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

On April 22, 2015, 411.1 million shares of common stock were outstanding.

DEVON ENERGY CORPORATION

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” as defined by the United States Securities and Exchange Commission (“SEC”). Such statements are those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions. Such forward-looking statements are based on our examination of historical operating trends, the information used to prepare our December 31, 2014 reserve reports and other data in our possession or available from third parties. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially from our expectations due to a number of factors, such as changes in the supply of and demand for oil, natural gas and natural gas liquids (“NGLs”) and related products and services; exploration or drilling programs; our ability to successfully complete mergers, acquisitions and divestitures; political or regulatory events; general economic and financial market conditions; and other risks and factors discussed in this report, our 2014 Annual Report on Form 10-K and our other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to Devon Energy Corporation, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We assume no duty to update or revise our forward-looking statements based on new information, future events or otherwise.

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(Millions, except per share amounts)
Oil, gas and NGL sales	$1,339	$2,557
Oil, gas and NGL derivatives	294	(320)
Marketing and midstream revenues	1,632	1,488

Total operating revenues	3,265	3,725

Lease operating expenses	553	598
Marketing and midstream operating expenses	1,439	1,305
General and administrative expenses	251	211
Production and property taxes	108	137
Depreciation, depletion and amortization	930	739
Asset impairments	5,460	—
Restructuring costs	—	37
Gains and losses on asset sales	—	(15)
Other operating items	19	23

Total operating expenses	8,760	3,035

Operating income (loss)	(5,495)	690
Net financing costs	117	112
Other nonoperating items	12	18

Earnings (loss) before income taxes	(5,624)	560
Income tax expense (benefit)	(2,035)	231

Net earnings (loss)	(3,589)	329
Net earnings attributable to noncontrolling interests	10	5

Net earnings (loss) attributable to Devon	$(3,599)	$324

Net earnings (loss) per share attributable to Devon:
Basic	$(8.88)	$0.80
Diluted	$(8.88)	$0.79

Comprehensive earnings (loss):
Net earnings (loss)	$(3,589)	$329
Other comprehensive loss, net of tax:
Foreign currency translation	(302)	(298)
Pension and postretirement plans	4	3

Other comprehensive loss, net of tax	(298)	(295)

Comprehensive earnings (loss)	(3,887)	34
Comprehensive earnings attributable to noncontrolling interests	10	5

Comprehensive earnings (loss) attributable to Devon	$(3,897)	$29

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(Millions)
Cash flows from operating activities:
Net earnings (loss)	$(3,589)	$329
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, depletion and amortization	930	739
Asset impairments	5,460	—
Gains and losses on asset sales	—	(15)
Deferred income tax expense (benefit)	(2,047)	208
Derivatives and other financial instruments	(430)	307
Cash settlements on derivatives and financial instruments	719	(54)
Other noncash charges	225	123
Net change in working capital	215	(152)
Change in long-term other assets	141	(88)
Change in long-term other liabilities	24	13

Net cash from operating activities	1,648	1,410

Cash flows from investing activities:
Capital expenditures	(1,717)	(1,583)
Acquisitions of property, equipment and businesses	(404)	(5,935)
Divestitures of property and equipment	2	142
Redemptions of long-term investments	—	57
Other	3	37

Net cash from investing activities	(2,116)	(7,282)

Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	957	3,346
Net borrowings of short-term debt	15	257
Repayments of long-term debt	(487)	(1,577)
Stock option exercises	—	11
Sale of subsidiary units	569	—
Issuance of subsidiary units	2	—
Dividends paid on common stock	(99)	(90)
Distributions to noncontrolling interests	(53)	(100)
Other	(12)	(3)

Net cash from financing activities	892	1,844

Effect of exchange rate changes on cash	(46)	(11)

Net change in cash and cash equivalents	378	(4,039)

Cash and cash equivalents at beginning of period	1,480	6,066

Cash and cash equivalents at end of period	$1,858	$2,027

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(Millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,858	$1,480
Accounts receivable	1,663	1,959
Derivatives, at fair value	1,706	1,993
Income taxes receivable	—	522
Other current assets	579	544

Total current assets	5,806	6,498

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	75,952	75,738
Not subject to amortization	2,656	2,752

Total oil and gas	78,608	78,490
Midstream and other	10,109	9,695

Total property and equipment, at cost	88,717	88,185
Less accumulated depreciation, depletion and amortization	(57,262)	(51,889)

Property and equipment, net	31,455	36,296

Goodwill	6,328	6,303
Other long-term assets	1,753	1,540

Total assets	$45,342	$50,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,335	$1,400
Revenues and royalties payable	1,054	1,193
Short-term debt	1,448	1,432
Deferred income taxes	638	730
Other current liabilities	1,085	1,180

Total current liabilities	5,560	5,935

Long-term debt	10,301	9,830
Asset retirement obligations	1,373	1,339
Other long-term liabilities	922	948
Deferred income taxes	4,167	6,244
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 411 million and 409 million shares in 2015 and 2014, respectively	41	41
Additional paid-in capital	4,542	4,088
Retained earnings	12,933	16,631
Accumulated other comprehensive earnings	481	779

Total stockholders’ equity attributable to Devon	17,997	21,539
Noncontrolling interests	5,022	4,802

Total stockholders’ equity	23,019	26,341

Commitments and contingencies (Note 17)
Total liabilities and stockholders’ equity	$45,342	$50,637

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Interests	Equity
	(Unaudited)
	(Millions)
Three Months Ended March 31, 2015
Balance as of December 31, 2014	409	$41	$4,088	$16,631	$779	$—	$4,802	$26,341
Net earnings (loss)	—	—	—	(3,599)	—	—	10	(3,589)
Other comprehensive loss, net of tax	—	—	—	—	(298)	—	—	(298)
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(18)	—	(18)
Common stock retired	—	—	(18)	—	—	18	—	—
Common stock dividends	—	—	—	(99)	—	—	—	(99)
Share-based compensation	—	—	48	—	—	—	—	48
Share-based compensation tax benefits	—	—	1	—	—	—	—	1
Subsidiary equity transactions	—	—	423	—	—	—	263	686
Distributions to noncontrolling interests	—	—	—	—	—	—	(53)	(53)

Balance as of March 31, 2015	411	$41	$4,542	$12,933	$481	$—	$5,022	$23,019

Three Months Ended March 31, 2014
Balance as of December 31, 2013	406	$41	$3,780	$15,410	$1,268	$—	$—	$20,499
Net earnings	—	—	—	324	—	—	5	329
Other comprehensive loss, net of tax	—	—	—	—	(295)	—	—	(295)
Stock option exercises	—	—	11	—	—	—	—	11
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(3)	—	(3)
Common stock retired	—	—	(3)	—	—	3	—	—
Common stock dividends	—	—	—	(90)	—	—	—	(90)
Share-based compensation	—	—	47	—	—	—	—	47
Share-based compensation tax benefits	—	—	1	—	—	—	—	1
Acquisition of noncontrolling interests	—	—	—	—	—	—	4,652	4,652
Distributions to noncontrolling interests	—	—	—	—	—	—	(100)	(100)
Other	—	—	—	—	—	—	(5)	(5)

Balance as of March 31, 2014	408	$41	$3,836	$15,644	$973	$—	$4,552	$25,046

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited financial statements and notes of Devon Energy Corporation (“Devon”) have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) have been omitted. The accompanying financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2014 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014 and Devon’s financial position as of March 31, 2015.

Recently Issued Accounting Standards not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The standard permits the use of either the retrospective or cumulative effect transition method. Devon has not yet selected a transition method and is evaluating the impact this standard will have on its consolidated financial statements and related disclosures. The FASB recently proposed a one-year delay which will make the update effective for Devon beginning on January 1, 2018.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The update provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The update is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The update is effective for Devon beginning on January 1, 2016, and Devon is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Topic 835). The update requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard should be applied retrospectively and is effective for Devon beginning on January 1, 2016.

2.	Acquisitions and Divestitures

Acquisition of GeoSouthern and Formation of EnLink

On February 28, 2014, Devon completed its acquisition of interests in certain affiliates of GeoSouthern Energy Corporation (“GeoSouthern”). On March 7, 2014, Devon, Crosstex Energy, Inc. and Crosstex Energy, LP (together with Crosstex Energy, Inc., “Crosstex”) completed a business combination to combine substantially all of Devon’s U.S. midstream assets with Crosstex’s assets to form a new midstream business. The new business consists of EnLink Midstream, LLC (the “General Partner”) and EnLink Midstream Partners, LP (“EnLink”), which are both controlled by Devon and are publicly traded entities.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following unaudited pro forma financial information was prepared assuming both the GeoSouthern acquisition and the EnLink formation occurred on January 1, 2014. The pro forma information has been included for comparative purposes only and is not intended to reflect the actual results of operations that would have occurred if the business combination and acquisition had been completed at the date indicated. In addition, it does not project Devon’s results of operations for any future period.

Three Months Ended March 31, 2014
(Millions)
Total operating revenues	$4,372

Net earnings	$347
Noncontrolling interests	$18
Net earnings attributable to Devon	$329
Net earnings per common share attributable to Devon	$0.81

EnLink Acquisitions and Dropdowns

The following table summarizes EnLink’s acquisition and dropdown activity for the first quarter of 2015:

		Purchase Price (Millions)		Allocation (Millions)
Date	Acquiree	Cash	EnLink Units	PP&E	Goodwill	Intangibles	Other
January 31	LPC Crude Oil Marketing LLC	$100	—	$ 29	$ 25	$ 49	$(3)

February 17	General Partner’s 25% interest in EnLink Midstream Holdings, LP (“EMH”)	—	$925	—	—	—	—

March 16	Coronado Midstream Holdings LLC (“Coronado”)	$242	$360	$306	—	$294	$2

In addition, on April 1, 2015, EnLink acquired the Victoria Express Pipeline and related truck terminal and storage assets (“VEX”) from Devon for approximately $180 million in cash and equity, subject to certain adjustments. EnLink also assumed approximately $35 million in certain construction costs to expand the system to full capacity.

3.	Derivative Financial Instruments

Objectives and Strategies

Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon and EnLink periodically enter into derivative financial instruments with respect to a portion of their oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. Devon periodically enters into foreign exchange forward contracts to manage its exposure to fluctuations in exchange rates.

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

As of March 31, 2015 and December 31, 2014, Devon held $487 million and $524 million, respectively, of cash collateral which represented the estimated fair value of certain derivative positions in excess of Devon’s credit guidelines. The collateral is reported in other current liabilities in the accompanying consolidated balance sheets.

Commodity Derivatives

As of March 31, 2015, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX West Texas Intermediate (“WTI”) futures price. The second table presents Devon’s oil derivatives that settle against the Western Canadian Select, West Texas Sour and Midland Sweet indices.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2015	106,442	$91.07	31,500	$89.67	$97.84	28,000	$116.43
Q1-Q4 2016	—	$—	—	$—	$—	18,500	$103.11

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2015	Western Canadian Select	36,320	$(16.35)
Q2-Q4 2015	West Texas Sour	8,000	$(3.68)
Q2-Q4 2015	Midland Sweet	16,331	$(2.84)
Q1-Q4 2016	West Texas Sour	1,000	$(1.50)

As of March 31, 2015, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the Panhandle Eastern Pipe Line, El Paso Natural Gas and Houston Ship Channel indices.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q2-Q4 2015	250,000	$4.32	391,964	$3.74	$4.04	550,000	$5.09
Q1-Q4 2016	—	$—	—	$—	$—	400,000	$5.00

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2015	Panhandle Eastern Pipe Line	100,000	$(0.28)
Q2-Q4 2015	El Paso Natural Gas	70,000	$(0.11)
Q2-Q4 2015	Houston Ship Channel	200,000	$0.01
Q1-Q4 2016	Panhandle Eastern Pipe Line	40,000	$(0.33)
Q1-Q4 2016	El Paso Natural Gas	15,000	$(0.13)
Q1-Q4 2016	Houston Ship Channel	30,000	$0.11

As of March 31, 2015, the following were open derivative positions associated with gas processing and fractionation at EnLink. EnLink’s NGL positions settle by purity product against the average of the prompt month OPIS Mont Belvieu, Texas index.

Period	Product	Volume (Total)	Weighted Average Price Paid	Weighted Average Price Received
Q2 2015-Q4 2016	Ethane	1,113 MBbls	$0.28/gal	Index
Q2 2015-Q4 2016	Propane	1,170 MBbls	Index	$0.95/gal
Q2 2015-Q1 2016	Normal Butane	117 MBbls	Index	$0.78/gal
Q2 2015-Q1 2016	Natural Gasoline	101 MBbls	Index	$1.32/gal

Interest Rate Derivatives

As of March 31, 2015, Devon had the following open interest rate derivative positions:

Notional	Rate Received	Rate Paid	Expiration
(Millions)
$ 100	Three Month LIBOR	0.92%	December 2016
$ 100	1.76%	Three Month LIBOR	January 2019

Foreign Currency Derivatives

As of March 31, 2015, Devon had the following open foreign currency derivative position:

Forward Contract
Currency	Contract Type	CAD Notional	Weighted Average Fixed Rate Received	Expiration
		(Millions)	(CAD-USD)
Canadian Dollar	Sell	$1,884	0.799	June 2015

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table presents the net gains and losses recognized in the accompanying consolidated comprehensive statements of earnings associated with derivative financial instruments.

	Comprehensive Statements of	Three Months Ended March 31,
	Earnings Caption	2015	2014
		(Millions)
Oil, gas and NGL commodity derivatives	Oil, gas and NGL derivatives	$294	$(320)
Midstream commodity derivatives	Marketing and midstream revenues	2	(1)
Interest rate derivatives	Other nonoperating items	1	—
Foreign currency derivatives	Other nonoperating items	133	14

Net gains (losses) recognized in comprehensive statements of earnings		$430	$(307)

The following table presents the derivative fair values included in the accompanying consolidated balance sheets.

	Balance Sheet Caption	March 31, 2015	December 31, 2014
		(Millions)
Asset derivatives:
Oil, gas and NGL commodity derivatives	Derivatives, at fair value	$1,668	$1,967
Oil, gas and NGL commodity derivatives	Other long-term assets	2	1
Midstream commodity derivatives	Derivatives, at fair value	14	17
Midstream commodity derivatives	Other long-term assets	8	10
Interest rate derivatives	Derivatives, at fair value	2	1
Interest rate derivatives	Other long-term assets	1	—
Foreign currency derivatives	Derivatives, at fair value	22	8

Total asset derivatives		$1,717	$2,004

Liability derivatives:
Oil, gas and NGL commodity derivatives	Other current liabilities	$45	$25
Oil, gas and NGL commodity derivatives	Other long-term liabilities	7	26
Midstream commodity derivatives	Other current liabilities	3	3
Midstream commodity derivatives	Other long-term liabilities	2	2
Interest rate derivatives	Other current liabilities	1	1

Total liability derivatives		$58	$57

4.	Share-Based Compensation

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated comprehensive statements of earnings. Devon’s gross general and administrative expense for the first three months of 2015 and 2014 includes $12 million and $1 million, respectively, of unit-based compensation related to grants made under EnLink’s long-term incentive plans.

The vesting for certain share-based awards was accelerated in the first quarter of 2014 in conjunction with the divestiture of Devon’s Canadian conventional assets. The associated expense for these accelerated awards is included in restructuring costs in the accompanying consolidated comprehensive statements of earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Millions)
Gross general and administrative expense	$68	$57
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$15	$13
Related income tax benefit	$14	$14

Under its 2009 Long-Term Incentive Plan, as amended, Devon granted share-based awards to certain employees in the first quarter of 2015. The following sections include information related to these awards.

Restricted Stock Awards and Units

The following table presents a summary of Devon’s unvested restricted stock awards and units.

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
	(Thousands)
Unvested at December 31, 2014	4,304	$60.85
Granted	2,613	$63.97
Vested	(674)	$60.78
Forfeited	(101)	$60.85

Unvested at March 31, 2015	6,142	$62.18

As of March 31, 2015, Devon’s unrecognized compensation cost related to unvested restricted stock awards and units was $302 million. Such cost is expected to be recognized over a weighted-average period of 3.0 years.

Performance-Based Restricted Stock Awards

The following table presents a summary of Devon’s performance-based restricted stock awards.

	Performance Restricted Stock Awards	Weighted Average Grant-Date Fair Value
	(Thousands)
Unvested at December 31, 2014	380	$59.41
Granted	205	$64.18
Vested	(59)	$61.33

Unvested at March 31, 2015	526	$61.06

As of March 31, 2015, Devon’s unrecognized compensation cost related to these awards was $10 million. Such cost is expected to be recognized over a weighted-average period of 3.4 years.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Performance Share Units

The following table presents a summary of the grant-date fair values of performance share units granted in 2015 and the related assumptions.

	2015
Grant-date fair value	$81.99	—	$85.05
Risk-free interest rate		1.06%
Volatility factor		26.2%
Contractual term (in years)		2.89

The following table presents a summary of Devon’s performance share units.

	Performance Share Units	Weighted Average Grant-Date Fair Value
	(Thousands)
Unvested at December 31, 2014	1,477	$70.90
Granted	786	$84.14
Vested	(337)	$66.00
Forfeited	(14)	$74.76

Unvested at March 31, 2015 (1)	1,912	$76.27

(1)	A maximum of 3.8 million common shares could be awarded based upon Devon’s final total shareholder return ranking.

As of March 31, 2015, Devon’s unrecognized compensation cost related to unvested units was $74 million. Such cost is expected to be recognized over a weighted-average period of 2.4 years.

EnLink Share-Based Awards

In March 2015, the General Partner and EnLink issued restricted incentive units as bonus payments to officers and certain employees for 2014. The combined grant fair value was $7 million, and the total cost was recognized in the first quarter of 2015 due to the awards vesting immediately.

As of March 31, 2015, the General Partner and EnLink both had unrecognized compensation cost related to unvested restricted incentive units of $27 million. Such cost is expected to be recognized for the General Partner and EnLink over a weighted-average period of 2.1 and 2.2 years, respectively. Additionally, the General Partner and EnLink both had unrecognized compensation cost related to unvested performance units of $4 million. Such cost is expected to be recognized over a weighted-average period of 2.1 years for both the General Partner and EnLink.

5.	Asset Impairments

In the first quarter of 2015, Devon recognized asset impairments as presented below.

	Three Months Ended March 31, 2015
	Gross	Net of Taxes
	(Millions)
U.S. oil and gas assets	$5,458	$3,466
Other assets	2	1

Total asset impairments	$5,460	$3,467

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Oil and Gas Impairments

Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the full cost “ceiling” at the end of each quarter. The ceiling is calculated separately for each country and is based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10% per annum, net of related tax effects. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months.

The oil and gas impairments resulted primarily from a decline in the U.S. full cost ceiling. The lower ceiling value resulted from decreases in the 12-month average trailing prices for oil, gas and NGLs, which reduced proved reserves and proved reserves values.

Other Impairments

Due to the significant decline in oil prices during the first quarter of 2015, Devon impaired its pipeline line fill inventory, as the carrying amount exceeded its estimated fair value, which was determined based on the WTI spot price.

6.	Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2015	2014
Total income tax expense (benefit) (millions)	$(2,035)	$231

U.S. statutory income tax rate	(35)%	35%
Taxation on Canadian operations	0%	(3)%
State income taxes	(1)%	1%
Taxes on General Partner formation	0%	9%
Other	0%	(1)%

Effective income tax rate	(36)%	41%

In the first quarter of 2014, Devon recorded a $48 million deferred tax liability in conjunction with the formation of the General Partner, which impacted the effective tax rate as reflected in the table above.

7.	Net Earnings (Loss) Per Share Attributable to Devon

The following table reconciles net earnings (loss) attributable to Devon and common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Earnings (loss)	Common Shares	Earnings (loss) per Share
	(Millions, except per share amounts)
Three Months Ended March 31, 2015:
Net loss attributable to Devon	$(3,599)	410
Attributable to participating securities	(1)	(4)

Basic net loss per share	(3,600)	406	$(8.88)
Dilutive effect of potential common shares issuable	—	—

Diluted net loss per share	$(3,600)	406	$(8.88)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Earnings (loss)	Common Shares	Earnings (loss) per Share
	(Millions, except per share amounts)

Three Months Ended March 31, 2014:
Net earnings attributable to Devon	$324	407
Attributable to participating securities	(2)	(4)

Basic net earnings per share	322	403	$0.80
Dilutive effect of potential common shares issuable	—	2

Diluted net earnings per share	$322	405	$0.79

Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculation because the options are antidilutive. These excluded options totaled 4.1 million shares and 6.3 million shares for the three months ended March 31, 2015 and 2014, respectively.

8.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended March 31,
	2015	2014
	(Millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$983	$1,448
Change in cumulative translation adjustment	(337)	(313)
Income tax benefit	35	15

Ending accumulated foreign currency translation	681	1,150

Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(204)	(180)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	5
Income tax expense	(2)	(2)

Ending accumulated pension and postretirement benefits	(200)	(177)

Accumulated other comprehensive earnings, net of tax	$481	$973

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of general and administrative expenses on the accompanying consolidated comprehensive statements of earnings. See Note 14 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(Millions)
Net change in working capital accounts:
Accounts receivable	$404	$(455)
Income taxes receivable	425	31
Other current assets	(93)	(58)
Accounts payable	(15)	20
Revenues and royalties payable	(236)	391
Other current liabilities	(270)	(81)

Net change in working capital	$215	$(152)

Interest paid (net of capitalized interest)	$118	$137
Income taxes paid (received)	$(414)	$38

On March 7, 2014, Devon completed a business combination to form EnLink. With the exception of a $100 million cash payment to noncontrolling interests, the business combination was a non-monetary transaction. Furthermore, EnLink’s noncash acquisition activity during the first quarter of 2015 included a portion of the Coronado transaction. See Note 2 for additional details.

10.	Accounts Receivable

The components of accounts receivable include the following:

	March 31, 2015	December 31, 2014
	(Millions)
Oil, gas and NGL sales	$556	$723
Joint interest billings	451	475
Marketing and midstream revenues	620	706
Other	50	71

Gross accounts receivable	1,677	1,975
Allowance for doubtful accounts	(14)	(16)

Net accounts receivable	$1,663	$1,959

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	Goodwill and Other Intangible Assets

See Note 2 for discussion of changes in goodwill and other intangible assets resulting from acquisitions during the first quarter of 2015.

The following table presents other intangible assets reported in other long-term assets in the accompanying consolidated balance sheets.

	March 31, 2015	December 31, 2014
	(Millions)
Customer relationships	$926	$569
Accumulated amortization	(48)	(36)

Net intangibles	$878	$533

The weighted-average amortization period for intangible assets is 11.1 years. Amortization expense for intangibles was approximately $11.5 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the estimated aggregate amortization expense for the next five years.

Year	Amortization Amount
(Millions)
2015	$52
2016	$67
2017	$67
2018	$67
2019	$66

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	Debt

A summary of debt is as follows:

	March 31, 2015	December 31, 2014
	(Millions)
Devon debt
Commercial paper	$948	$932
Floating rate due December 15, 2015	500	500
Floating rate due December 15, 2016	350	350
8.25% due July 1, 2018	125	125
2.25% due December 15, 2018	750	750
6.30% due January 15, 2019	700	700
4.00% due July 15, 2021	500	500
3.25% due May 15, 2022	1,000	1,000
7.50% due September 15, 2027	150	150
7.875% due September 30, 2031	1,250	1,250
7.95% due April 15, 2032	1,000	1,000
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
Net discount on debentures and notes	(18)	(18)

Total Devon debt	9,255	9,239

EnLink debt
Credit facilities	709	237
2.70% due April 1, 2019	400	400
7.125% due June 1, 2022	163	163
4.40% due April 1, 2024	550	550
5.60% due April 1, 2044	350	350
5.05% due April 1, 2045	300	300
Net premium on debentures and notes	22	23

Total EnLink debt	2,494	2,023

Total debt	11,749	11,262

Less amount classified as short-term debt (1)	1,448	1,432

Total long-term debt	$10,301	$9,830

(1)	Short-term debt as of March 31, 2015 consists of $948 million of commercial paper and $500 million floating rate due on December 15, 2015. Short-term debt as of December 31, 2014 consists of $932 million of commercial paper and $500 million floating rate due on December 15, 2015.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commercial Paper

As of March 31, 2015, Devon had $948 million outstanding commercial paper borrowings at an average rate of 0.6%.

Credit Lines

Devon has a $3.0 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). As of March 31, 2015, there were no borrowings under the Senior Credit Facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. As of March 31, 2015, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 21.6%.

EnLink Debt

All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

On February 5, 2015, the commitments under EnLink’s $1.0 billion unsecured revolving credit facility were increased to $1.5 billion, and the maturity date was extended by a year to March 6, 2020. As of March 31, 2015, there were $2.9 million in outstanding letters of credit and $709 million outstanding borrowings at an average rate of 1.65% under the $1.5 billion credit facility, leaving approximately $788 million available for future borrowing.

The General Partner has a $250 million revolving credit facility. As of March 31, 2015, the General Partner had no outstanding borrowings under the $250 million credit facility. EnLink and the General Partner are in compliance with all financial covenants as of March 31, 2015.

13.	Asset Retirement Obligations

The schedule below summarizes changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2015	2014
	(Millions)
Asset retirement obligations as of beginning of period	$1,399	$2,228
Liabilities incurred	23	45
Liabilities settled	(13)	(14)
Revision of estimated obligation	62	69
Liabilities assumed by others	(12)	(9)
Accretion expense on discounted obligation	19	29
Foreign currency translation adjustment	(53)	(51)

Asset retirement obligations as of end of period	1,425	2,297
Less current portion	52	79

Asset retirement obligations, long-term	$1,373	$2,218

The change in the asset retirement obligation from March 31, 2014 to March 31, 2015 is primarily the result of Devon’s Canadian and U.S. divestitures during 2014.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension benefit plans. There was no net periodic benefit cost for postretirement benefit plans for all periods presented below.

	Pension Benefits Three Months Ended March 31,
	2015	2014
	(Millions)
Service cost	$8	$7
Interest cost	13	14
Expected return on plan assets	(15)	(13)
Amortization of prior service cost (1)	1	1
Net actuarial loss (1)	5	4

Net periodic benefit cost (2)	$12	$13

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of general and administrative expenses on the accompanying consolidated comprehensive statements of earnings.

15.	Stockholders’ Equity

Dividends

Devon paid common stock dividends of $99 million and $90 million in the first three months of 2015 and 2014, respectively. The quarterly cash dividend was $0.22 per share in the first quarter of 2014. Devon increased the dividend rate to $0.24 per share in the second quarter of 2014.

16.	Noncontrolling Interests

Subsidiary Equity Transactions

In February 2015, EnLink acquired a 25% equity interest in EMH from the General Partner in exchange for units valued at approximately $925 million. In March 2015, EnLink acquired Coronado for $602 million, of which $360 million represented approximately 13.4 million EnLink units. Furthermore, in March 2015, Devon conducted an underwritten secondary public offering of 22.8 million common units representing limited partner interests in EnLink, raising net proceeds of approximately $569 million. As a result of these transactions, Devon’s ownership interest in EnLink decreased from 49% at December 31, 2014 to 34% at March 31, 2015. Any net gains or losses and related income taxes resulting from these transactions have been recorded as an adjustment to equity, and the change in ownership reflected as an adjustment to noncontrolling interests.

In April 2015, as part of the secondary public offering, underwriters fully exercised their option to purchase an additional 3.4 million EnLink common units from Devon, resulting in an incremental $85 million of net proceeds raised.

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

The following tables provide carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at March 31, 2015 and December 31, 2014. Therefore, such financial assets and liabilities are not presented in the following tables. Additionally, information regarding the fair values of oil and gas and midstream assets is provided in Note 5.

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(Millions)
March 31, 2015 assets (liabilities):
Cash equivalents	$1,321	$1,321	$716	$605	$—
Oil, gas and NGL commodity derivatives	$1,670	$1,670	$—	$1,670	$—
Oil, gas and NGL commodity derivatives	$(52)	$(52)	$—	$(52)	$—
Midstream commodity derivatives	$22	$22	$—	$22	$—
Midstream commodity derivatives	$(5)	$(5)	$—	$(5)	$—
Interest rate derivatives	$3	$3	$—	$3	$—
Interest rate derivatives	$(1)	$(1)	$—	$(1)	$—
Foreign currency derivatives	$22	$22	$—	$22	$—
Debt	$(11,749)	$(13,217)	$—	$(13,217)	$—
Capital lease obligations	$(19)	$(19)	$—	$(19)	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(Millions)
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

Debt – Devon’s debt instruments do not actively trade in an established market. The fair values of its debt are estimated based on rates available for debt with similar terms and maturity. The fair values of commercial paper and credit facility balances are the carrying values.

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

EnLink, combined with the General Partner, is presented as a separate reporting segment. Devon considers EnLink’s operations distinct from the U.S. and Canadian operating segments. Additionally, EnLink has a management team that is primarily responsible for capital and resource allocation decisions.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	EnLink	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2015:
Revenues from external customers	$2,264	$221	$780	$—	$3,265
Intersegment revenues	$—	$—	$156	$(156)	$—
Depreciation, depletion and amortization	$713	$127	$90	$—	$930
Interest expense	$87	$25	$19	$(12)	$119
Asset impairments	$5,460	$—	$—	$—	$5,460
Earnings (loss) before income taxes	$(5,487)	$(172)	$35	$—	$(5,624)
Income tax expense (benefit)	$(1,993)	$(53)	$11	$—	$(2,035)
Net earnings (loss)	$(3,494)	$(119)	$24	$—	$(3,589)
Net earnings attributable to noncontrolling interests	$—	$—	$10	$—	$10
Net earnings (loss) attributable to Devon	$(3,494)	$(119)	$14	$—	$(3,599)
Property and equipment, net	$19,851	$6,281	$5,323	$—	$31,455
Total assets	$26,926	$7,625	$10,893	$(102)	$45,342
Capital expenditures	$1,369	$224	$489	$—	$2,082

Three Months Ended March 31, 2014:
Revenues from external customers	$2,616	$684	$425	$—	$3,725
Intersegment revenues	$—	$—	$298	$(298)	$—
Depreciation, depletion and amortization	$497	$194	$48	$—	$739
Interest expense	$100	$19	$5	$(9)	$115
Earnings before income taxes	$396	$92	$72	$—	$560
Income tax expense	$186	$21	$24	$—	$231
Net earnings	$210	$71	$48	$—	$329
Net earnings attributable to noncontrolling interests	$—	$—	$5	$—	$5
Net earnings attributable to Devon	$210	$71	$43	$—	$324
Property and equipment, net	$24,857	$8,369	$4,203	$—	$37,429
Total assets	$30,085	$13,384	$9,354	$(58)	$52,765
Capital expenditures	$7,089	$442	$82	$—	$7,613

Year Ended December 31, 2014:
Property and equipment, net	$24,572	$6,790	$4,934	$—	$36,296
Total assets	$32,147	$8,517	$10,097	$(124)	$50,637

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month period ended March 31, 2015, compared to the three-month period ended March 31, 2014 and in our financial condition and liquidity since December 31, 2014. For information regarding our critical accounting policies and estimates, see our 2014 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2015 Results

Key components of our financial performance are summarized below.

	Three Months Ended March 31,
	2015	2014	Change
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon	$(3,599)	$324	N/M
Core earnings attributable to Devon(1)	$89	$547	- 84%
Earnings (loss) per share attributable to Devon	$(8.88)	$0.79	N/M
Core earnings per share attributable to Devon (1)	$0.22	$1.34	- 84%
Retained production (MBoe/d)	685	563	+21%
Total production (MBoe/d)	685	691	- 1%
Realized price per Boe	$21.74	$41.13	- 47%
Operating cash flow	$1,648	$1,410	+17%
Capitalized costs, including acquisitions	$2,082	$7,613	- 73%
Shareholder and noncontrolling interests distributions	$152	$190	- 20%

(1)	Core earnings and core earnings per share attributable to Devon are financial measures not prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of core earnings and core earnings per share attributable to Devon, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

The downward pressure in crude oil prices that began in the second half of 2014 continued into the first quarter of 2015. The WTI index decreased 33% from the fourth quarter of 2014 to the first quarter of 2015 and 50% from the first quarter of 2014. Additionally, natural gas and NGL pricing continues to be challenged. As a result, our first quarter 2015 net earnings attributable to Devon, core earnings attributable to Devon and core earnings per share attributable to Devon all decreased significantly compared to the same period in 2014.

We expect that our industry will continue to be challenged by lower commodity prices. However, we have strategically positioned our company so that we can prudently continue investing in our portfolio of assets. Even with the recent downturn in commodity prices, we are still in a financially strong position, as detailed below.

•	Over half of our projected oil production for 2015 is hedged at an average price of $91 per barrel.

•	Approximately 40% of our projected gas production for 2015 is hedged at an average price of $4 per Mcf.

•	EnLink enhances our financial optionality. We received $569 million from the sale of EnLink units in the first quarter of 2015. Additionally, we received distributions totaling $72 million in the first quarter of 2015. In April 2015, we dropped VEX into EnLink, receiving approximately $180 million in cash and equity. Furthermore, we received $85 million from the sale of additional EnLink units in April 2015.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended March 31,
	2015	2014	Change
Oil (MBbls/d)
Anadarko Basin	9	9	- 8%
Barnett Shale	1	2	- 38%
Eagle Ford	75	11	+575%
Permian Basin	60	55	+10%
Rockies	12	8	+51%
Other	11	13	- 15%

Total U.S.	168	98	+72%
Canada	27	26	+4%

Total retained properties	195	124	+58%
Divested properties	—	14	N/M

Total	195	138	+41%

Bitumen (MBbls/d)
Canada	77	52	+48%
Gas (MMcf/d)
Anadarko Basin	297	281	+6%
Barnett Shale	827	931	- 11%
Eagle Ford	143	24	+501%
Permian Basin	137	121	+13%
Rockies	53	65	- 18%
Other	160	165	- 3%

Total U.S.	1,617	1,587	+2%
Canada	28	20	+31%

Total retained properties	1,645	1,607	+2%
Divested properties	—	585	N/M

Total	1,645	2,192	- 25%

NGLs (MBbls/d)
Anadarko Basin	30	29	+2%
Barnett Shale	51	55	- 7%
Eagle Ford	23	3	+696%
Permian Basin	19	16	+17%
Rockies	1	1	- 4%
Other	15	15	+0%

Total U.S.	139	119	+17%
Divested properties	—	16	N/M

Total	139	135	+2%

Combined (MBoe/d)
Anadarko Basin	88	85	+3%
Barnett Shale	191	213	- 10%
Eagle Ford	122	18	+578%
Permian Basin	102	91	+12%
Rockies	22	20	+11%
Other	51	55	- 7%

Total U.S.	576	482	+20%
Canada	109	81	+33%

Total retained properties	685	563	+22%
Divested properties	—	128	N/M

Total	685	691	- 1%

Oil, Gas and NGL Pricing

	Three Months Ended March 31,
	2015 (1)	2014 (1)	Change
Oil (per Bbl)
U.S.	$42.80	$91.66	- 53%
Canada	$29.03	$71.26	- 59%
Total	$40.87	$86.24	- 53%
Bitumen (per Bbl)
Canada	$20.67	$54.99	- 62%
Gas (per Mcf)
U.S.	$2.47	$4.33	- 43%
Canada (2)	$1.12	$4.14	- 73%
Total	$2.45	$4.30	- 43%
NGLs (per Bbl)
U.S.	$9.40	$29.66	- 68%
Canada	$—	$51.80	N/M
Total	$9.40	$31.15	- 70%
Combined (per Boe)
U.S.	$21.66	$39.44	- 45%
Canada	$22.16	$46.71	- 53%
Total	$21.74	$41.13	- 47%

(1)	The prices presented exclude any effects due to oil, gas and NGL derivatives.
(2)	The reported Canadian gas volumes include 13 and 38 MMcf per day for the first three months of 2015 and 2014, respectively that are produced from certain of our leases and then transported to our Jackfish operations where the gas is used as fuel. However, the revenues and expenses related to this consumed gas are eliminated in our consolidated financial results. With the sale of the vast majority of the Canadian gas business in the second quarter of 2014, the eliminated gas revenues subsequently impacted our gas price more significantly.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2014 sales	$1,075	$256	$846	$380	$2,557
Change due to volumes	439	124	(211)	9	361
Change due to prices	(797)	(237)	(273)	(272)	(1,579)

2015 sales	$717	$143	$362	$117	$1,339

Oil, gas and NGL sales increased $361 million due to volumes in the first quarter of 2015. The primary driver of the increase resulted from a 41% rise in our oil production, which was primarily due to the continued development of our Eagle Ford and Permian Basin properties. Additionally, our bitumen production increased 48%, primarily due to Jackfish 3 coming on-line late in 2014. Lower royalties resulting from the significant decrease in prices also increased our heavy oil production. This increase was partially offset by a decrease in our gas production, which resulted primarily from asset divestitures in 2014.

Oil, gas and NGL sales decreased $1.6 billion due to prices in the first quarter of 2015, primarily due to a 53% and 62% decrease in our realized price without hedges for oil and bitumen sales, respectively. The $1.0 billion decrease in oil and bitumen sales resulted from lower average WTI index prices and was partially offset by tighter heavy oil differentials. The decreases in gas and NGL sales were due to lower North American regional index prices upon which our gas sales are based and lower NGL prices at the Mont Belvieu, Texas hub.

Oil, Gas and NGL Derivatives

A summary of our open commodity derivative positions is included in Note 3 to the financial statements included in “Part 1. Financial Information – Item 1. Financial Statements” of this report. The following tables provide financial information associated with our commodity derivatives. The first table presents the cash settlements and fair value gains and losses recognized as components of our revenues. The subsequent tables present our oil, bitumen, gas and NGL prices with, and without, the effects of the cash settlements. The prices do not include the effects of fair value gains and losses.

	Three Months Ended March 31,
	2015	2014
	(Millions)
Cash settlements:
Oil derivatives	$517	$(36)
Gas derivatives	76	(64)

Total cash settlements	593	(100)

Losses on fair value changes:
Oil derivatives	(281)	(89)
Gas derivatives	(18)	(131)

Total losses on fair value changes	(299)	(220)

Oil, gas and NGL derivatives	$294	$(320)

	Three Months Ended March 31, 2015
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$40.87	$20.67	$2.45	$9.40	$21.74
Cash settlements of hedges (1)	29.42	—	0.51	—	9.62

Realized price, including cash settlements	$70.29	$20.67	$2.96	$9.40	$31.36

	Three Months Ended March 31, 2014
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$86.24	$54.99	$4.30	$31.15	$41.13
Cash settlements of hedges (1)	(2.88)	—	(0.33)	(0.02)	(1.61)

Realized price, including cash settlements	$83.36	$54.99	$3.97	$31.13	$39.52

(1)	Cash settlements of oil hedges include settlements from our Western Canadian Select basis swaps presented in Note 3 to the financial statements included in “Part 1. Financial Information – Item 1. Financial Statements” of this report.

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our commodity derivatives in each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our commodity derivatives generated a net gain of $294 million and incurred a net loss of $320 million in the first three months of 2015 and 2014, respectively.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended March 31,
	2015	2014	Change
	(Millions)
Operating revenues	$1,632	$1,488	+10%
Product purchases	(1,348)	(1,254)	+7%
Operations and maintenance expenses	(91)	(51)	+78%

Operating profit	$193	$183	+6%

Devon profit	$—	$42	N/M
EnLink profit	193	141	+37%

Total profit	$193	$183	+6%

During the first three months of 2015, marketing and midstream operating profit increased $10 million, primarily due to EnLink operations. EnLink’s acquisitions in the fourth quarter of 2014 and the first quarter of 2015 were the primary drivers of the increased operating profit.

Lease Operating Expenses (“LOE”)

	Three Months Ended March 31,
	2015	2014	Change
	(Millions, except per Boe amounts)
LOE:
U.S.	$410	$344	+19%
Canada	143	254	- 44%

Total	$553	$598	- 8%

LOE per Boe:
U.S.	$7.91	$7.20	+10%
Canada	$14.62	$17.58	- 17%
Total	$8.97	$9.61	- 7%

LOE per Boe decreased 7% during the first three months of 2015. The decrease was primarily due to lower lease and maintenance expenses, lower royalties and changes in the foreign exchange rate. As Canadian royalties decrease, our net production volumes increase, causing improvements to our per-unit operating costs. The decrease in Canadian unit costs were partially offset by the sale of lower-cost conventional assets during 2014. Further, the impact of the Canadian decrease to total unit costs was partially offset by higher unit costs in the U.S. primarily related to our oil production growth, particularly in the Permian Basin, Rockies and Eagle Ford, where projects generate higher revenues but generally require a higher cost to produce per unit than our gas projects.

General and Administrative Expenses (“G&A”)

	Three Months Ended March 31,
	2015	2014	Change
	(Millions, except per Boe amounts)
Gross G&A	$375	$331	+13%
Capitalized G&A	(94)	(83)	+13%
Reimbursed G&A	(30)	(37)	- 17%

Net G&A	$251	$211	+19%

Net G&A per Boe	$4.08	$3.40	+20%

Gross G&A, net G&A and net G&A per Boe increased during the first three months of 2015 largely due to an increase in EnLink G&A of approximately $27 million combined with higher Devon employee costs. Net G&A also increased from lower reimbursements associated with our 2014 asset divestitures. These increases were partially offset by $22 million in one-time costs related to the EnLink and GeoSouthern transactions in the first quarter of 2014.

Production and Property Taxes

	Three Months Ended March 31,
	2015	2014	Change
	(Millions)
Production	$53	$87	- 39%
Property and other	55	50	+12%

Production and property taxes	$108	$137	- 21%

Percentage of oil, gas and NGL sales:
Production	3.9%	3.4%	+16%
Property and other	4.2%	2.0%	+113%

Total	8.1%	5.4%	+51%

Our absolute production and property taxes decreased during the first three months of 2015 primarily due to a decrease in our U.S. revenues, on which the majority of our production taxes are assessed. Production and property taxes as a percentage of oil, gas and NGL sales increased during the first three months of 2015 primarily due to ad valorem and other taxes that do not change in direct correlation with oil, gas and NGL sales.

Depreciation, Depletion and Amortization (“DD&A”)

	Three Months Ended March 31,
	2015	2014	Change
	(Millions, except per Boe amounts)
DD&A:
Oil & gas properties	$800	$659	+22%
Other assets	130	80	+61%

Total	$930	$739	+26%

	Three Months Ended March 31,
	2015	2014	Change
	(Millions, except per Boe amounts)
DD&A per Boe:
Oil & gas properties	$13.00	$10.59	+23%
Other assets	2.10	1.30	+62%

Total	$15.10	$11.89	+27%

DD&A from our oil and gas properties increased in the first three months of 2015 largely due to higher DD&A rates. The higher rates primarily resulted from our oil and gas drilling and development activities and the 2014 GeoSouthern acquisition, which were partially offset by the 2014 divestitures of certain U.S. and Canadian assets. Other DD&A increased primarily due to EnLink’s acquisitions in 2014 and the first quarter of 2015.

Asset Impairments

	Three Months Ended March 31, 2015
	Gross	Net of Taxes
	(Millions)
U.S. oil and gas assets	$5,458	$3,466
Other assets	2	1

Asset impairments	$5,460	$3,467

For further discussion of our property and equipment impairments, see Note 5 in “Part 1. Financial Information – Item 1. Financial Statements.”

Net Financing Costs

	Three Months Ended March 31,
	2015	2014	Change
	(Millions)
Interest based on debt outstanding	$130	$125	+3%
Capitalized interest	(14)	(16)	- 15%
Other fees and expenses	3	6	- 48%

Interest expense	119	115	+4%
Interest income	(2)	(3)	- 13%

Net financing costs	$117	$112	+4%

Net financing costs increased during the first three months of 2015 primarily due to a $16 million increase in EnLink interest expense as a result of higher variable-rate borrowings, partially offset by a $12 million decrease in Devon interest expense as a result of a reduction in variable-rate borrowings.

Income Taxes

The following table presents our total income tax expense (benefit) and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2015	2014
Total income tax expense (benefit) (millions)	$(2,035)	$231

U.S. statutory income tax rate	(35)%	35%
Taxation on Canadian operations	0%	(3)%
State income taxes	(1)%	1%
Taxes on General Partner formation	0%	9%
Other	0%	(1)%

Effective income tax rate	(36)%	41%

For further discussion of our income tax expense (benefit), see Note 6 in “Part 1. Financial Information – Item 1. Financial Statements.”

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in our cash and cash equivalents.

	Three Months Ended March 31,
	2015	2014
	(Millions)
Operating cash flow	$1,648	$1,410
Sale of subsidiary units	569	—
Divestitures of property and equipment	2	142
Capital expenditures	(1,717)	(1,583)
Acquisitions of property, equipment and businesses	(404)	(5,935)
Debt activity, net	485	2,026
Shareholder and noncontrolling interests distributions	(152)	(190)
Other	(53)	91

Net change in cash and cash equivalents	$378	$(4,039)

Cash and cash equivalents at end of period	$1,858	$2,027

Operating Cash Flow

Net cash provided by operating activities (“operating cash flow”) was a significant source of capital in the first three months of 2015. In spite of the effect of declines in oil, gas and NGL prices, our operating cash flow increased 17% year-over-year primarily due to the collection of $425 million of income taxes receivable. Excluding the change in income taxes receivable, operating cash flow decreased 13% largely due to lower commodity prices.

Our operating cash flow funded approximately 96% and 90% of our capital expenditures during the first three months of 2015 and 2014, respectively. Leveraging our liquidity, we used cash balances, short-term debt and proceeds from the sale of EnLink common units to fund the remainder of our cash-based capital expenditures.

Sale of Subsidiary Units

In March 2015, we conducted an underwritten secondary public offering of 22.8 million common units representing limited partner interests in EnLink, raising proceeds of approximately $569 million, net of an underwriting discount.

Divestitures of Property and Equipment

In the first quarter of 2014, we completed minor divestiture transactions for certain Canadian assets for $142 million ($155 million Canadian dollars).

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2015	2014
	(Millions)
Development	$1,251	$1,149
Exploration	158	106
Acquisition of oil and gas properties	92	5,957
Capitalized G&A and interest	92	79

Total oil and gas	1,593	7,291
Midstream	25	45
Corporate and other	38	34

Devon capital expenditures	1,656	7,370
EnLink, including acquisitions	465	148

Total capital expenditures	$2,121	$7,518

Capital expenditures consist of amounts related to our oil and gas exploration and development operations, midstream operations, other corporate activities and EnLink growth and maintenance activities. The vast majority of Devon’s capital expenditures are for the acquisition, drilling and development of oil and gas properties, which totaled $1.6 billion and $7.2 billion in the first three months of 2015 and 2014, respectively. Excluding the acquisition of GeoSouthern assets in 2014, exploration and development capital spending increased 12% in the first three months of 2015 as compared to the first three months of 2014, primarily due to continued development of our higher-margin, liquids-rich areas. However, in response to lower commodity prices, Devon’s 2015 capital program is designed to be lower than 2014 as evidenced by our first quarter 2015 exploration and development costs, which are roughly 15% lower than the fourth quarter of 2014.

Capital expenditures for Devon’s midstream operations are primarily for the construction and expansion of oil pipelines, as well as natural gas processing plants and gathering systems. Midstream capital expenditures are largely impacted by Devon’s oil and gas drilling activities. EnLink’s expenditures were primarily related to the acquisition of additional oil and gas pipeline assets.

Debt Activity, Net

During the first three months of 2015, our net debt borrowings increased $485 million. The increase was primarily due to EnLink borrowings made to fund acquisitions.

During the first three months of 2014, we increased our debt borrowings a net amount of $2.0 billion, which primarily related to additional borrowings used to fund a portion of the GeoSouthern acquisition cost. We also utilized net commercial paper borrowings of $257 million to fund capital expenditures in excess of our operating cash flow. Our debt decreased $500 million due to repayment of senior notes due on January 15, 2014. Additionally, our debt increased $1.7 billion in the first quarter of 2014 in connection with the EnLink transaction.

Shareholder and Noncontrolling Interests Distributions

The following table summarizes our common stock dividends (amounts in millions) during the first three months of 2015 and 2014. In the second quarter of 2014, we increased our quarterly dividend to $0.24 per share.

	Three Months Ended March 31,
	2015		2014
	Amount	Per Share	Amount	Per Share
Dividends	$99	$0.24	$90	$0.22

In conjunction with the formation of EnLink in the first quarter of 2014, we made a payment of $100 million to noncontrolling interests. Further, EnLink and the General Partner distributed $53 million to non-Devon unitholders during the first three months of 2015.

Liquidity

Historically, our primary sources of capital and liquidity have been our operating cash flow and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Other available sources of capital and liquidity include, among other things, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC, as well as the sale of a portion of our common units representing interests in our EnLink investment and the drop down of assets to EnLink in exchange for cash. We estimate the combination of these sources of capital will continue to be adequate to fund future capital expenditures, debt repayments and other contractual commitments.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, gas and NGLs we produce and sell. Excluding working capital changes, our operating cash flow decreased 8% in the first quarter of 2015 compared to the first quarter of 2014 as a result of the significant decrease in commodity prices. In spite of this decline, we expect operating cash flow to continue to be our primary source of liquidity. To mitigate some of the risk inherent in prices, we have utilized various derivative financial instruments to set minimum and maximum prices on a portion of our 2015 production. The key terms to our open oil, gas and NGL derivative financial instruments as of March 31, 2015 are presented in “Part I. Financial Information – Item 1. Financial Statements – Note 3” in this report. Additionally, we anticipate utilizing our credit availability to provide additional liquidity as needed.

Credit Availability

As of March 31, 2015, we had $3.0 billion of available capacity under the Senior Credit Facility, net of letters of credit outstanding. This credit facility supports our $3.0 billion commercial paper program. At March 31, 2015, we had $948 million outstanding commercial paper borrowings.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. As of March 31, 2015, we were in compliance with this covenant with a debt-to-capitalization ratio of 21.6%.

Sale of Subsidiary Units

In April 2015, as part of the secondary public offering, underwriters fully exercised their option to purchase an additional 3.4 million EnLink common units from Devon, resulting in an incremental $85 million of net proceeds raised. These proceeds, along with the net proceeds raised in March 2015, were used to subsequently pay down commercial paper balances.

EnLink Capital Resources and Expenditures

On February 5, 2015, the commitments under EnLink’s $1.0 billion unsecured revolving credit facility were increased to $1.5 billion. The General Partner also has a $250 million revolving credit facility. As of March 31, 2015, there were $2.9 million in outstanding letters of credit and $709 million outstanding borrowings under the $1.5 billion credit facility, and there were no outstanding borrowings under the $250 million credit facility.

On April 1, 2015, EnLink acquired VEX from Devon for approximately $180 million in cash and equity, subject to certain adjustments. EnLink also assumed approximately $35 million in certain construction costs to expand the system to full capacity.

Critical Accounting Estimates

Full Cost Method of Accounting and Proved Reserves

Devon performs a full cost ceiling impairment test each quarter. Although uncertain future prices impact the ability to predict future full cost write-downs, based on prices for the last half of 2014, first quarter of 2015 and the short-term pricing outlook, we do expect to recognize additional full cost write-downs in future quarters in 2015. While we are unable to reasonably estimate the write-downs at this time, we expect the amounts will continue to be material to our net earnings but will have no impact to our cash flow or liquidity.

Goodwill

Devon conducts its annual goodwill impairment test at October 31, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. As a result of the October 31, 2014 impairment test, the fair value of the EnLink Louisiana reporting unit was not substantially in excess of its carrying value. The fair value of this reporting unit exceeded its carrying value by approximately 14%. As of March 31, 2015, the EnLink Louisiana reporting unit had $787 million of allocated goodwill. Significant decreases to EnLink’s unit price, decreases in commodity prices or negative deviations from EnLink’s projected Louisiana reporting unit earnings could result in a goodwill impairment charge. A goodwill impairment charge would have no effect on liquidity or capital resources. However, it would adversely affect our results of operations in that period.

Non-GAAP Measures

We make reference to “core earnings attributable to Devon” and “core earnings per share attributable to Devon” in “Overview of 2015 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures should not be considered as alternatives to GAAP measures. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash or non-recurring items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for the first quarter of 2015 relate to derivatives and financial instrument fair value changes and noncash asset impairments. Amounts excluded for the first quarter of 2014 relate to derivatives and financial instrument fair value changes, our Canadian divestiture program and related gains on asset sales and deferred income tax on the formation of the General Partner. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended March 31,
	2015	2014
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon (GAAP)	$(3,599)	$324
Adjustments (net of taxes):
Derivatives and other financial instruments	(163)	205
Cash settlements on derivatives and financial instruments	384	(64)

Noncash effect of derivatives and financial instruments	221	141
Asset impairments	3,467	—
Gain on asset sales	—	6
Investment in General Partner deferred income tax	—	48
Restructuring costs	—	28

Core earnings attributable to Devon (Non-GAAP)	$89	$547

Earnings (loss) per share (GAAP)	$(8.88)	$0.79
Adjustments (net of taxes):
Derivatives and other financial instruments	(0.39)	0.50
Cash settlements on derivatives and financial instruments	0.94	(0.16)

Noncash effect of derivatives and financial instruments	0.55	0.34
Asset impairments	8.55	—
Gain on asset sales	—	0.02
Investment in General Partner deferred income tax	—	0.12
Restructuring costs	—	0.07

Core earnings per share (Non-GAAP)	$0.22	$1.34

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to a portion of our production for the last nine months of 2015, as well as 2016. The key terms to our open oil, gas and NGL derivative financial instruments as of March 31, 2015 are presented in “Part I. Financial Information – Item 1. Financial Statements – Note 3” in this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At March 31, 2015, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
Gain (loss):	(Millions)
Gas derivatives	$(52)	$49
Oil derivatives	$(190)	$189
Processing and fractionation derivatives	$(3)	$3

Interest Rate Risk

At March 31, 2015, we had total debt outstanding of $11.7 billion. Of this amount, $9.2 billion bears fixed interest rates averaging 5.4%. The remaining $2.5 billion of debt is comprised of floating rate debt that at March 31, 2015 had rates averaging 0.95%.

As of March 31, 2015, we had open interest rate swap positions that are presented in “Part I. Financial Information – Item 1. Financial Statements – Note 3” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3 month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at March 31, 2015.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our balance sheet at March 31, 2015.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, one of these foreign subsidiaries holds Canadian-dollar cash and engages in short-term intercompany loans with Canadian subsidiaries that are based in Canadian dollars. The value of the Canadian-dollar cash and intercompany loans increases or decreases from the remeasurement of the cash and loans into the U.S. dollar functional currency. Additionally, at March 31, 2015, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on the Canadian-dollar cash and intercompany loans. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash and intercompany loans. Based on the amount of the cash and intercompany loans as of March 31, 2015, a 10% change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2015, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2014 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

January 1 – January 31	3,569	$58.62
February 1 – February 28	270,111	$64.16
March 1 – March 31	14,291	$60.57

Total	287,971	$63.92

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on vesting of awards and exercises of stock options.

Under the Devon Energy Corporation Incentive Savings Plan (the “Plan”), eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund (the “Stock Fund”), which is administered by an independent trustee. Eligible employees purchased approximately 20,500 shares of our common stock in the first quarter of 2015, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Plan through open-market purchases.

Similarly, under the Devon Canada Corporation Savings Plan (the “Canadian Plan”), eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the first quarter of 2015, there were no shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number	Description

10.1	Devon Energy Corporation Amendment 2015-1, executed April 15, 2015, to the Devon Energy Corporation Benefit Restoration Plan (amended and restated effective January 1, 2012).

10.2	Devon Energy Corporation Amendment 2015-1, executed April 15, 2015, to the Devon Energy Corporation Incentive Savings Plan (amended and restated effective January 1, 2014).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: May 6, 2015	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Devon Energy Corporation Amendment 2015-1, executed April 15, 2015, to the Devon Energy Corporation Benefit Restoration Plan (amended and restated effective January 1, 2012).

10.2	Devon Energy Corporation Amendment 2015-1, executed April 15, 2015, to the Devon Energy Corporation Incentive Savings Plan (amended and restated effective January 1, 2014).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document