Form 10-Q
period 2015-06-30
DEVON ENERGY CORP/DE
filed 2015-08-05
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

On July 22, 2015, 411.0 million shares of common stock were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(Millions, except per share amounts)
Oil, gas and NGL sales	$1,587	$2,679	$2,926	$5,236
Oil, gas and NGL derivatives	(282)	(399)	12	(719)
Marketing and midstream revenues	2,088	2,230	3,720	3,718

Total operating revenues	3,393	4,510	6,658	8,235

Lease operating expenses	562	582	1,115	1,180
Marketing and midstream operating expenses	1,863	2,006	3,302	3,311
General and administrative expenses	212	189	463	400
Production and property taxes	116	150	224	287
Depreciation, depletion and amortization	814	828	1,744	1,567
Asset impairments	4,168	—	9,628	—
Restructuring costs	—	5	—	42
Gains and losses on asset sales	(1)	(1,057)	(1)	(1,072)
Other operating items	22	33	41	56

Total operating expenses	7,756	2,736	16,516	5,771

Operating income (loss)	(4,363)	1,774	(9,858)	2,464
Net financing costs	125	131	242	243
Other nonoperating items	(9)	89	3	107

Earnings (loss) before income taxes	(4,479)	1,554	(10,103)	2,114
Income tax expense (benefit)	(1,686)	854	(3,721)	1,085

Net earnings (loss)	(2,793)	700	(6,382)	1,029
Net earnings attributable to noncontrolling interests	23	25	33	30

Net earnings (loss) attributable to Devon	$(2,816)	$675	$(6,415)	$999

Net earnings (loss) per share attributable to Devon:
Basic	$(6.94)	$1.65	$(15.81)	$2.45
Diluted	$(6.94)	$1.64	$(15.81)	$2.44

Comprehensive earnings (loss):
Net earnings (loss)	$(2,793)	$700	$(6,382)	$1,029
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	44	292	(258)	(6)
Pension and postretirement plans	3	5	7	8

Other comprehensive earnings (loss), net of tax	47	297	(251)	2

Comprehensive earnings (loss)	(2,746)	997	(6,633)	1,031
Comprehensive earnings attributable to noncontrolling interests	23	25	33	30

Comprehensive earnings (loss) attributable to Devon	$(2,769)	$972	$(6,666)	$1,001

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
	(Millions)
Cash flows from operating activities:
Net earnings (loss)	$(6,382)	$1,029
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, depletion and amortization	1,744	1,567
Asset impairments	9,628	—
Gains and losses on asset sales	(1)	(1,072)
Deferred income tax expense (benefit)	(3,640)	777
Derivatives and other financial instruments	(125)	761
Cash settlements on derivatives and financial instruments	1,183	(245)
Other noncash charges	267	229
Net change in working capital	26	470
Change in long-term other assets	159	(77)
Change in long-term other liabilities	(110)	20

Net cash from operating activities	2,749	3,459

Cash flows from investing activities:
Capital expenditures	(3,149)	(3,341)
Acquisitions of property, equipment and businesses	(417)	(6,224)
Divestitures of property and equipment	8	2,942
Redemptions of long-term investments	—	57
Other	(5)	84

Net cash from investing activities	(3,563)	(6,482)

Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	3,051	3,720
Net short-term debt repayments	(763)	(862)
Repayments of long-term debt	(1,521)	(3,990)
Stock option exercises	4	83
Sale of subsidiary units	654	—
Issuance of subsidiary units	4	20
Dividends paid on common stock	(197)	(189)
Distributions to noncontrolling interests	(118)	(141)
Other	(12)	9

Net cash from financing activities	1,102	(1,350)

Effect of exchange rate changes on cash	(43)	13

Net change in cash and cash equivalents	245	(4,360)

Cash and cash equivalents at beginning of period	1,480	6,066

Cash and cash equivalents at end of period	$1,725	$1,706

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
	(Millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$1,480
Accounts receivable	1,602	1,959
Derivatives, at fair value	924	1,993
Income taxes receivable	9	522
Other current assets	470	544

Total current assets	4,730	6,498

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	77,191	75,738
Not subject to amortization	2,685	2,752

Total oil and gas	79,876	78,490
Midstream and other	10,354	9,695

Total property and equipment, at cost	90,230	88,185
Less accumulated depreciation, depletion and amortization	(62,406)	(51,889)

Property and equipment, net	27,824	36,296

Goodwill	6,349	6,303
Other long-term assets	1,703	1,540

Total assets	$40,606	$50,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,035	$1,400
Revenues and royalties payable	1,095	1,193
Short-term debt	670	1,432
Deferred income taxes	346	730
Other current liabilities	852	1,180

Total current liabilities	3,998	5,935

Long-term debt	11,375	9,830
Asset retirement obligations	1,391	1,339
Other long-term liabilities	782	948
Deferred income taxes	2,909	6,244
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 411 million and 409 million shares in 2015 and 2014, respectively	41	41
Additional paid-in capital	4,736	4,088
Retained earnings	10,018	16,631
Accumulated other comprehensive earnings	528	779

Total stockholders’ equity attributable to Devon	15,323	21,539
Noncontrolling interests	4,828	4,802

Total stockholders’ equity	20,151	26,341

Commitments and contingencies (Note 17)
Total liabilities and stockholders’ equity	$40,606	$50,637

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
	(Unaudited)
	(Millions)
Six Months Ended June 30, 2015
Balance as of December 31, 2014	409	$41	$4,088	$16,631	$779	$—	$4,802	$26,341
Net earnings (loss)	—	—	—	(6,415)	—	—	33	(6,382)
Other comprehensive loss, net of tax	—	—	—	—	(251)	—	—	(251)
Stock option exercises	—	—	4	—	—	—	—	4
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(23)	—	(23)
Common stock retired	—	—	(23)	—	—	23	—	—
Common stock dividends	—	—	—	(197)	—	—	—	(197)
Share-based compensation	—	—	89	—	—	—	—	89
Subsidiary equity transactions	—	—	578	—	—	—	111	689
Distributions to noncontrolling interests	—	—	—	—	—	—	(118)	(118)
Other	—	—	—	(1)	—	—	—	(1)

Balance as of June 30, 2015	411	$41	$4,736	$10,018	$528	$—	$4,828	$20,151

Six Months Ended June 30, 2014
Balance as of December 31, 2013	406	$41	$3,780	$15,410	$1,268	$—	$—	$20,499
Net earnings	—	—	—	999	—	—	30	1,029
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Stock option exercises	1	—	83	—	—	—	—	83
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(5)	—	(5)
Common stock retired	—	—	(5)	—	—	5	—	—
Common stock dividends	—	—	—	(189)	—	—	—	(189)
Share-based compensation	—	—	84	—	—	—	—	84
Share-based compensation tax benefits	—	—	1	—	—	—	—	1
Subsidiary equity transactions	—	—	—	—	—	—	27	27
Acquisition of noncontrolling interests	—	—	—	—	—	—	4,664	4,664
Distributions to noncontrolling interests	—	—	—	—	—	—	(141)	(141)
Other	—	—	—	—	—	—	5	5

Balance as of June 30, 2014	409	$41	$3,943	$16,220	$1,270	$—	$4,585	$26,059

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon Energy Corporation (“Devon”, “we”, “us” or “our”) have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2014 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2015 and 2014 and Devon’s financial position as of June 30, 2015.

Recently Issued Accounting Standards not yet Adopted

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using either the retrospective or cumulative effect transition method, with early adoption permitted in 2017. Devon has not yet selected a transition method and is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

The FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. Devon is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

The FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. This ASU is effective for annual and interim periods beginning in 2016 and is required to be applied retrospectively, with early adoption permitted. Devon does not expect the adoption to have a material impact on its consolidated financial statements.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following unaudited pro forma financial information was prepared assuming both the GeoSouthern acquisition and the formation of EnLink and the General Partner occurred on January 1, 2014. The pro forma information has been included for comparative purposes only and is not intended to reflect the actual results of operations that would have occurred if the business combination and acquisition had been completed at the date indicated. In addition, it does not project Devon’s results of operations for any future period.

Six Months Ended June 30, 2014
(Millions)
Total operating revenues	$8,882

Net earnings	$1,043
Noncontrolling interests	$ 43
Net earnings attributable to Devon	$1,000
Net earnings per common share attributable to Devon	$ 2.45

EnLink Acquisitions

The following table summarizes EnLink’s acquisition activity for the first six months of 2015:

		Purchase Price (Millions)		Allocation (Millions)
Date	Acquiree	Cash	EnLink Units	PP&E	Goodwill	Intangibles	Other
January 31	LPC Crude Oil Marketing LLC	$100	—	$ 30	$ 30	$ 43	($3)

March 16	Coronado Midstream Holdings LLC (“Coronado”)	$242	$360	$302	$17	$281	$ 2

EnLink Dropdowns

In February 2015, EnLink acquired a 25% equity interest in EnLink Midstream Holdings, LP (“EMH”) from the General Partner in exchange for units valued at approximately $925 million. In May 2015, EnLink acquired the remaining 25% equity interest in EMH from the General Partner in exchange for units valued at approximately $900 million.

In April 2015, EnLink acquired the Victoria Express Pipeline and related truck terminal and storage assets (“VEX”) from Devon for approximately $180 million in cash and equity, subject to certain adjustments. EnLink also assumed approximately $35 million in certain future construction costs to expand the system to full capacity.

Asset Divestitures

In the second quarter of 2014, Devon sold Canadian conventional assets for $2.8 billion ($3.125 billion Canadian dollars) and recognized a gain totaling $1.1 billion ($0.6 billion after-tax). This gain is included as a separate item in the accompanying consolidated comprehensive statements of earnings. Included in the gain calculation were asset retirement obligations of approximately $700 million assumed by the purchaser as well as the derecognition of approximately $700 million of goodwill allocated to the sold assets. In conjunction with the divestiture, Devon repatriated approximately $2.8 billion of proceeds to the U.S. in the second quarter of 2014, which were utilized to repay commercial paper and term loan balances. Between collecting the divestiture proceeds and repatriating funds to the U.S., Devon recognized an $84 million foreign currency exchange loss and a $29 million foreign currency derivative loss. These losses are included in other nonoperating items in the accompanying consolidated comprehensive statements of earnings.

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

As of June 30, 2015 and December 31, 2014, Devon held $189 million and $524 million, respectively, of cash collateral which represented the estimated fair value of certain derivative positions in excess of Devon’s credit guidelines. The collateral is reported in other current liabilities in the accompanying consolidated balance sheets.

Commodity Derivatives

As of June 30, 2015, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX West Texas Intermediate (“WTI”) futures price. The second table presents Devon’s oil derivatives that settle against the Western Canadian Select, West Texas Sour and Midland Sweet indices.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2015	106,000	$90.85	42,000	$82.40	$89.78	28,000	$116.43
Q1-Q4 2016	—	$—	—	$—	$—	18,500	$103.11

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2015	Western Canadian Select	40,000	$(15.79)
Q3-Q4 2015	West Texas Sour	8,000	$ (3.68)
Q3-Q4 2015	Midland Sweet	16,000	$ (2.86)
Q1-Q4 2016	West Texas Sour	2,000	$ (1.45)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2015, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the Panhandle Eastern Pipe Line, El Paso Natural Gas, Houston Ship Channel and Transco Zone 4 indices.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q3-Q4 2015	250,000	$4.32	462,500	$3.55	$3.85	550,000	$5.09
Q1-Q4 2016	—	$—	—	$—	$—	400,000	$5.00

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2015	Panhandle Eastern Pipe Line	100,000	$(0.28)
Q3-Q4 2015	El Paso Natural Gas	70,000	$(0.11)
Q3-Q4 2015	Houston Ship Channel	200,000	$ 0.01
Q1-Q4 2016	Panhandle Eastern Pipe Line	125,000	$(0.34)
Q1-Q4 2016	El Paso Natural Gas	15,000	$(0.13)
Q1-Q4 2016	Houston Ship Channel	30,000	$ 0.11
Q1-Q4 2016	Transco Zone 4	30,000	$ 0.01
Q1-Q4 2017	El Paso Natural Gas	30,000	$(0.14)
Q1-Q4 2017	Houston Ship Channel	35,000	$ 0.06
Q1-Q4 2017	Transco Zone 4	75,000	$ 0.04

As of June 30, 2015, the following were open derivative positions associated with gas processing and fractionation at EnLink. EnLink’s NGL positions settle by purity product against the average of the prompt month OPIS Mont Belvieu, Texas index. EnLink’s natural gas derivatives settle against the Henry Hub Gas Daily index.

Period	Product	Volume (Total)	Weighted Average Price Paid	Weighted Average Price Received
Q3 2015-Q4 2016	Ethane	974 MBbls	$0.28/gal	Index
Q3 2015-Q4 2016	Propane	1,094 MBbls	Index	$0.90/gal
Q3 2015-Q2 2016	Normal Butane	132 MBbls	Index	$0.72/gal
Q3 2015-Q2 2016	Natural Gasoline	93 MBbls	Index	$1.30/gal
Q3 2015-Q2 2016	Natural Gas	4,017 MMBtu/d	$3.27/MMBtu	Index

Interest Rate Derivatives

As of June 30, 2015, Devon had the following open interest rate derivative positions:

Notional	Rate Received	Rate Paid	Expiration
(Millions)
$100	Three Month LIBOR	0.92%	December 2016
$100	1.76%	Three Month LIBOR	January 2019

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Foreign Currency Derivatives

As of June 30, 2015, Devon had the following open foreign currency derivative position:

Forward Contract
Currency	Contract Type	CAD Notional	Weighted Average Fixed Rate Received	Expiration
		(Millions)	(CAD-USD)
Canadian Dollar	Sell	$1,884	0.808	September 2015

Financial Statement Presentation

The following table presents the net gains and losses recognized in the accompanying consolidated comprehensive statements of earnings associated with derivative financial instruments.

	Comprehensive Statements of Earnings Caption	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(Millions)
Oil, gas and NGL commodity derivatives	Oil, gas and NGL derivatives	$(282)	$(399)	$12	$(719)
Midstream commodity derivatives	Marketing and midstream revenues	—	(2)	2	(3)
Interest rate derivatives	Other nonoperating items	1	1	2	1
Foreign currency derivatives	Other nonoperating items	(24)	(54)	109	(40)

Net gains (losses) recognized in comprehensive statements of earnings		$(305)	$(454)	$125	$(761)

The following table presents the derivative fair values included in the accompanying consolidated balance sheets.

	Balance Sheet Caption	June 30, 2015	December 31, 2014
		(Millions)
Asset derivatives:
Oil, gas and NGL commodity derivatives	Derivatives, at fair value	$892	$1,967
Oil, gas and NGL commodity derivatives	Other long-term assets	2	1
Midstream commodity derivatives	Derivatives, at fair value	14	17
Midstream commodity derivatives	Other long-term assets	5	10
Interest rate derivatives	Derivatives, at fair value	1	1
Interest rate derivatives	Other long-term assets	1	—
Foreign currency derivatives	Derivatives, at fair value	17	8

Total asset derivatives		$932	$2,004

Liability derivatives:
Oil, gas and NGL commodity derivatives	Other current liabilities	$31	$25
Oil, gas and NGL commodity derivatives	Other long-term liabilities	6	26
Midstream commodity derivatives	Other current liabilities	3	3
Midstream commodity derivatives	Other long-term liabilities	1	2
Interest rate derivatives	Other current liabilities	1	1

Total liability derivatives		$42	$57

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Share-Based Compensation

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated comprehensive statements of earnings. Devon’s gross general and administrative expense for the first six months of 2015 and 2014 includes $18 million and $6 million, respectively, of unit-based compensation related to grants made under EnLink’s long-term incentive plans.

The vesting for certain share-based awards was accelerated in the first quarter of 2014 in conjunction with the divestiture of Devon’s Canadian conventional assets. For the six months ended June 30, 2014, approximately $15 million of associated expense for these accelerated awards is included in restructuring costs in the accompanying consolidated comprehensive statements of earnings.

	Six Months Ended June 30,
	2015	2014
	(Millions)
Gross general and administrative expense	$127	$106
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$31	$27
Related income tax benefit	$26	$24

Under its 2009 Long-Term Incentive Plan, as amended (the “2009 Plan”), and its 2015 Long-Term Incentive Plan (the “2015 Plan”), Devon granted share-based awards to certain employees and directors in the first six months of 2015. The following sections include information related to these awards.

Restricted Stock Awards and Units

The following table presents a summary of Devon’s unvested restricted stock awards and units.

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
	(Thousands)
Unvested at December 31, 2014	4,304	$60.85
Granted	2,701	$63.97
Vested	(975)	$62.45
Forfeited	(205)	$61.47

Unvested at June 30, 2015	5,825	$62.00

As of June 30, 2015, Devon’s unrecognized compensation cost related to unvested awards and units was $267 million. Such cost is expected to be recognized over a weighted-average period of 2.8 years.

Performance-Based Restricted Stock Awards

The following table presents a summary of Devon’s unvested performance-based restricted stock awards.

	Performance Restricted Stock Awards	Weighted Average Grant-Date Fair Value
	(Thousands)
Unvested at December 31, 2014	380	$59.41
Granted	205	$64.18
Vested	(59)	$61.33

Unvested at June 30, 2015	526	$61.06

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2015, Devon’s unrecognized compensation cost related to unvested awards was $8 million. Such cost is expected to be recognized over a weighted-average period of 3.2 years.

Performance Share Units

The following table presents a summary of the grant-date fair values of performance share units granted in 2015 and the related assumptions.

	2015
Grant-date fair value	$81.99	—	$85.05
Risk-free interest rate		1.06%
Volatility factor		26.2%
Contractual term (in years)		2.89

The following table presents a summary of Devon’s performance share units.

	Performance Share Units	Weighted Average Grant-Date Fair Value
	(Thousands)
Unvested at December 31, 2014	1,477	$70.90
Granted	786	$84.14
Vested	(337)	$66.00
Forfeited	(28)	$76.12

Unvested at June 30, 2015 (1)	1,898	$76.27

(1)	A maximum of 3.8 million common shares could be awarded based upon Devon’s final total shareholder return ranking.

As of June 30, 2015, Devon’s unrecognized compensation cost related to unvested units was $64 million. Such cost is expected to be recognized over a weighted-average period of 2.2 years.

2015 Long-Term Incentive Plan

In the second quarter of 2015, Devon’s stockholders approved the 2015 Plan. The 2015 Plan replaces the 2009 Plan. From the effective date of the 2015 Plan, no further awards may be made under the 2009 Plan, and awards previously granted will continue to be governed by the terms of the 2009 Plan. Subject to the terms of the 2015 Plan, awards may be made under the 2015 Plan for a total of 28 million shares of Devon common stock, plus the number of shares available for issuance under the 2009 Plan (including shares subject to outstanding awards under the 2009 Plan that are subsequently forfeited, cancelled or expire). The 2015 Plan authorizes the Compensation Committee, which consists of independent, non-management members of Devon’s Board of Directors, to grant nonqualified and incentive stock options, restricted stock awards or units, Canadian restricted stock units, performance awards or units and stock appreciation rights to eligible employees. The 2015 Plan also authorizes the grant of nonqualified stock options, restricted stock awards or units and stock appreciation rights to non-employee directors. To calculate the number of shares that may be granted in awards under the 2015 Plan, options and stock appreciation rights represent one share and other awards represent three shares.

EnLink Share-Based Awards

In March 2015, the General Partner and EnLink issued restricted incentive units as bonus payments to officers and certain employees for 2014. The combined grant fair value was $7 million, and the total cost was recognized in the first quarter of 2015 due to the awards vesting immediately.

As of June 30, 2015, the General Partner and EnLink both had unrecognized compensation cost related to unvested restricted incentive units of $24 million. Such cost is expected to be recognized for the General Partner and EnLink over a weighted-average period of 1.9 and 2.0 years, respectively. Additionally, the General Partner and EnLink both had unrecognized compensation cost related to unvested performance units of $4 million. Such cost is expected to be recognized over a weighted-average period of 2.5 years for both the General Partner and EnLink.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	Asset Impairments

In the first six months of 2015, Devon recognized asset impairments as presented below.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Gross	Net of Taxes	Gross	Net of Taxes
	(Millions)
U.S. oil and gas assets	$4,167	$2,645	$9,625	$6,111
Other assets	1	1	3	2

Total asset impairments	$4,168	$2,646	$9,628	$6,113

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

The oil and gas impairments resulted from a decline in the U.S. full cost ceiling. This lower ceiling value resulted from decreases in the 12-month average trailing prices for oil, gas and NGLs, which reduced proved reserves and proved reserves values.

6.	Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total income tax expense (benefit) (millions)	$(1,686)	$854	$(3,721)	$1,085

U.S. statutory income tax rate	(35)%	35%	(35)%	35%
Taxation on Canadian operations	1%	4%	1%	2%
State income taxes	(2)%	0%	(2)%	1%
Repatriations	0%	16%	0%	12%
Taxes on General Partner formation	0%	0%	0%	2%
Other	(2)%	0%	(1)%	(1)%

Effective income tax rate	(38)%	55%	(37)%	51%

Devon estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

In the second quarter of 2015, Devon recognized $57 million of income tax benefits in conjunction with favorable tax settlements. In addition, changes in statutory tax rates in Texas and the province of Alberta, Canada resulted in a net increase to deferred tax expense of $44 million.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. Devon’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. Devon is under audit in the U.S. and various foreign jurisdictions as part of its normal course of business.

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

	Earnings (loss)	Common Shares	Earnings (loss) per Share
	(Millions, except per share amounts)
Three Months Ended June 30, 2015:
Net loss attributable to Devon	$(2,816)	411
Attributable to participating securities	(1)	(5)

Basic net loss per share	(2,817)	406	$(6.94)
Dilutive effect of potential common shares issuable	—	—

Diluted net loss per share	$(2,817)	406	$(6.94)

Three Months Ended June 30, 2014:
Net earnings attributable to Devon	$675	408
Attributable to participating securities	(8)	(4)

Basic net earnings per share	667	404	$1.65
Dilutive effect of potential common shares issuable	—	2

Diluted net earnings per share	$667	406	$1.64

Six Months Ended June 30, 2015:
Net loss attributable to Devon	$(6,415)	411
Attributable to participating securities	(2)	(5)

Basic loss earnings per share	(6,417)	406	$(15.81)
Dilutive effect of potential common shares issuable	—	—

Diluted net loss per share	$(6,417)	406	$(15.81)

Six Months Ended June 30, 2014:
Net earnings attributable to Devon	$999	408
Attributable to participating securities	(10)	(4)

Basic net earnings per share	989	404	$2.45
Dilutive effect of potential common shares issuable	—	2

Diluted net earnings per share	$989	406	$2.44

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain options to purchase shares of Devon’s common stock are excluded from the dilution calculation because the options are antidilutive. During the three-month and six-month periods ended June 30, 2015, 3.3 million shares and 4.0 million shares, respectively, were excluded from the diluted net earnings per share calculations. During the three-month and six-month periods ended June 30, 2014, 2.6 million shares and 3.4 million shares, respectively, were excluded from the diluted net earnings per share calculations.

8.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$681	$1,150	$983	$1,448
Change in cumulative translation adjustment	60	306	(277)	(7)
Income tax benefit (expense)	(16)	(14)	19	1

Ending accumulated foreign currency translation	725	1,442	725	1,442

Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(200)	(177)	(204)	(180)
Recognition of net actuarial loss and prior service cost in earnings (1)	5	6	11	11
Income tax expense	(2)	(1)	(4)	(3)

Ending accumulated pension and postretirement benefits	(197)	(172)	(197)	(172)

Accumulated other comprehensive earnings, net of tax	$528	$1,270	$528	$1,270

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of general and administrative expenses on the accompanying consolidated comprehensive statements of earnings. See Note 14 for additional details.

9.	Supplemental Information to Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Millions)
Net change in working capital accounts:
Accounts receivable	$440	$(234)
Income taxes receivable	416	—
Other current assets	(6)	(30)
Accounts payable	(102)	45
Revenues and royalties payable	(183)	508
Other current liabilities	(539)	181

Net change in working capital	$26	$470

Interest paid (net of capitalized interest)	$230	$235
Income taxes paid (received)	$(330)	$113

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On March 7, 2014, Devon completed a business combination to form EnLink. With the exception of a $100 million cash payment to noncontrolling interests, the business combination was a non-monetary transaction. Furthermore, EnLink’s noncash acquisition activity during the first six months of 2015 included a portion of the Coronado transaction. See Note 2 for additional details.

10.	Accounts Receivable

The components of accounts receivable include the following:

	June 30, 2015	December 31, 2014
	(Millions)
Oil, gas and NGL sales	$591	$723
Joint interest billings	277	475
Marketing and midstream revenues	704	706
Other	45	71

Gross accounts receivable	1,617	1,975
Allowance for doubtful accounts	(15)	(16)

Net accounts receivable	$1,602	$1,959

11.	Goodwill and Other Intangible Assets

See Note 2 for discussion of changes in goodwill and other intangible assets resulting from acquisitions during the first six months of 2015.

The following table presents other intangible assets reported in other long-term assets in the accompanying consolidated balance sheets.

	June 30, 2015	December 31, 2014
	(Millions)
Customer relationships	$907	$569
Accumulated amortization	(66)	(36)

Net intangibles	$841	$533

The weighted-average amortization period for intangible assets is 11.2 years. Amortization expense for intangibles was approximately $18.2 million and $11.3 million for the three months ended June 30, 2015 and 2014, respectively, and $29.7 million and $13.0 million for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the estimated remaining aggregate amortization expense for the next five years.

Year	Amortization Amount
(Millions)
2015	$ 33
2016	$ 66
2017	$ 66
2018	$ 66
2019	$ 66

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	Debt

A summary of debt is as follows:

	June 30, 2015	December 31, 2014
	(Millions)
Devon debt
Commercial paper	$170	$932
Floating rate due December 15, 2015	500	500
Floating rate due December 15, 2016	350	350
8.25% due July 1, 2018	125	125
2.25% due December 15, 2018	750	750
6.30% due January 15, 2019	700	700
4.00% due July 15, 2021	500	500
3.25% due May 15, 2022	1,000	1,000
7.50% due September 15, 2027	150	150
7.875% due September 30, 2031	1,250	1,250
7.95% due April 15, 2032	1,000	1,000
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	—
Net discount on debentures and notes	(27)	(18)

Total Devon debt	9,218	9,239

EnLink debt
Credit facilities	150	237
2.70% due April 1, 2019	400	400
7.125% due June 1, 2022	163	163
4.40% due April 1, 2024	550	550
4.15% due June 1, 2025	750	—
5.60% due April 1, 2044	350	350
5.05% due April 1, 2045	450	300
Net premium on debentures and notes	14	23

Total EnLink debt	2,827	2,023

Total debt	12,045	11,262

Less amount classified as short-term debt (1)	670	1,432

Total long-term debt	$11,375	$9,830

(1)	Short-term debt as of June 30, 2015 consists of $170 million of commercial paper and $500 million floating rate due on December 15, 2015. Short-term debt as of December 31, 2014 consists of $932 million of commercial paper and $500 million floating rate due on December 15, 2015.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-Term Debt

In June 2015, Devon issued $750 million of 5.0% senior notes that are unsecured and unsubordinated obligations. Devon intends to use the net proceeds to repay the aggregate principal amount of the floating rate senior notes due 2015, when they mature on December 15, 2015. Pending that use, part of the net proceeds have been used to repay a portion of outstanding commercial paper balances.

Commercial Paper

As of June 30, 2015, Devon had $170 million outstanding commercial paper borrowings at an average rate of 0.45%.

Credit Lines

Devon has a $3.0 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). As of June 30, 2015, there were no borrowings under the Senior Credit Facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. As of June 30, 2015, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 22.1%.

EnLink Debt

All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

EnLink has a $1.5 billion unsecured revolving credit facility. As of June 30, 2015, there were $2.9 million in outstanding letters of credit and $150 million outstanding borrowings at an average rate of 1.62% under the $1.5 billion credit facility, leaving approximately $1.3 billion available for future borrowing.

The General Partner has a $250 million revolving credit facility. As of June 30, 2015, the General Partner had no outstanding borrowings under the $250 million credit facility. EnLink and the General Partner were in compliance with all financial covenants as of June 30, 2015.

In May 2015, EnLink issued $900 million principal amount of unsecured senior notes, consisting of $750 million principal amount of its 4.15% senior notes due 2025 and an additional $150 million principal amount of its 5.05% senior notes due 2045. EnLink used the net proceeds to repay outstanding borrowings under its revolving credit facility, for capital expenditures and for general partnership purposes.

13.	Asset Retirement Obligations

The schedule below summarizes changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2015	2014
	(Millions)
Asset retirement obligations as of beginning of period	$1,399	$2,228
Liabilities incurred	33	64
Liabilities settled	(20)	(22)
Revision of estimated obligation	61	69
Liabilities assumed by others	(11)	(731)
Accretion expense on discounted obligation	38	50
Foreign currency translation adjustment	(45)	(26)

Asset retirement obligations as of end of period	1,455	1,632
Less current portion	64	91

Asset retirement obligations, long-term	$1,391	$1,541

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the first six months of 2014, Devon reduced its asset retirement obligations by $731 million for those obligations that were assumed by the purchasers of certain Devon Canadian oil and gas properties.

14.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(Millions)
Service cost	$8	$8	$16	$15	$—	$—	$—	$—
Interest cost	13	13	26	27	—	—	—	—
Expected return on plan assets	(15)	(14)	(30)	(27)	—	—	—	—
Amortization of prior service cost (1)	1	1	2	2	(1)	—	(1)	—
Net actuarial loss (gain) (1)	5	6	10	10	—	(1)	—	(1)

Net periodic benefit cost (2)	$12	$14	$24	$27	$(1)	$(1)	$(1)	$(1)

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of general and administrative expenses on the accompanying consolidated comprehensive statements of earnings.

15.	Stockholders’ Equity

Dividends

Devon paid common stock dividends of $197 million and $189 million in the first six months of 2015 and 2014, respectively. Devon increased the quarterly cash dividend rate from $0.22 per share to $0.24 per share in the second quarter of 2014.

Stock Option Proceeds

Devon received $4 million and $83 million from stock option proceeds during the first six months of 2015 and 2014, respectively.

16.	Noncontrolling Interests

Subsidiary Equity Transactions

In March 2015, Devon conducted an underwritten secondary public offering of 22.8 million common units representing limited partner interests in EnLink, raising net proceeds of approximately $569 million. In April 2015, as part of the secondary public offering, the underwriters fully exercised their option to purchase an additional 3.4 million EnLink common units from Devon, resulting in an incremental $85 million of net proceeds raised.

As a result of these transactions and the Coronado acquisition and dropdown transactions discussed in Note 2, Devon’s ownership interest in EnLink decreased from 49% at December 31, 2014 to 29% at June 30, 2015, excluding the interest held by the General Partner. The net gains and losses and related income taxes resulting from these transactions have been recorded as an adjustment to equity, and the change in ownership reflected as an adjustment to noncontrolling interests.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Distributions to Noncontrolling Interests

EnLink and the General Partner distributed $118 million and $141 million to non-Devon unitholders during the first six months of 2015 and 2014, respectively.

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. The suits allege that the producers and related parties used below-market prices, made improper deductions, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. Devon does not currently believe that it is subject to material exposure with respect to such royalty matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

18.	Fair Value Measurements

The following tables provide carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at June 30, 2015 and December 31, 2014. Therefore, such financial assets and liabilities are not presented in the following tables. Additionally, information regarding the fair values of oil and gas assets is provided in Note 5.

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(Millions)
June 30, 2015 assets (liabilities):
Cash equivalents	$1,283	$1,283	$826	$457	$—
Oil, gas and NGL commodity derivatives	$894	$894	$—	$894	$—
Oil, gas and NGL commodity derivatives	$(37)	$(37)	$—	$(37)	$—
Midstream commodity derivatives	$19	$19	$—	$19	$—
Midstream commodity derivatives	$(4)	$(4)	$—	$(4)	$—
Interest rate derivatives	$2	$2	$—	$2	$—
Interest rate derivatives	$(1)	$(1)	$—	$(1)	$—
Foreign currency derivatives	$17	$17	$—	$17	$—
Debt	$(12,045)	$(12,880)	$—	$(12,880)	$—
Capital lease obligations	$(19)	$(18)	$—	$(18)	$—

December 31, 2014 assets (liabilities):
Cash equivalents	$950	$950	$340	$610	$—
Oil, gas and NGL commodity derivatives	$1,968	$1,968	$—	$1,968	$—
Oil, gas and NGL commodity derivatives	$(51)	$(51)	$—	$(51)	$—
Midstream commodity derivatives	$27	$27	$—	$27	$—
Midstream commodity derivatives	$(5)	$(5)	$—	$(5)	$—
Interest rate derivatives	$1	$1	$—	$1	$—
Interest rate derivatives	$(1)	$(1)	$—	$(1)	$—
Foreign currency derivatives	$8	$8	$—	$8	$—
Debt	$(11,262)	$(12,472)	$—	$(12,472)	$—
Capital lease obligations	$(20)	$(20)	$—	$(20)	$—

The following methods and assumptions were used to estimate the fair values in the tables above.

Level 1 Fair Value Measurements

Cash equivalents – Amounts consist primarily of money market investments. The fair value approximates the carrying value.

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

Devon manages its operations through distinct operating segments, which are defined primarily by geographic areas. For financial reporting purposes, Devon aggregates its U.S. exploration and production operating segments into one reporting segment due to the similar nature of the businesses. However, Devon’s Canadian exploration and production operating segment is reported as a separate reporting segment primarily due to the significant differences between the U.S. and Canadian regulatory environments. Devon’s U.S. and Canadian segments are both primarily engaged in oil and gas exploration and production activities.

EnLink, combined with the General Partner, is presented as a separate reporting segment. Devon considers EnLink’s operations distinct from the U.S. and Canadian operating segments. Additionally, EnLink has a management team that is primarily responsible for capital and resource allocation decisions.

	U.S. (1)	Canada	EnLink (1)	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2015:
Revenues from external customers	$1,930	$360	$1,103	$—	$3,393
Intersegment revenues	$—	$—	$171	$(171)	$—
Depreciation, depletion and amortization	$595	$121	$98	$—	$814
Interest expense	$88	$23	$26	$(11)	$126
Asset impairments	$4,168	$—	$—	$—	$4,168
Earnings (loss) before income taxes	$(4,498)	$(36)	$55	$—	$(4,479)
Income tax expense (benefit)	$(1,736)	$40	$10	$—	$(1,686)
Net earnings (loss)	$(2,762)	$(76)	$45	$—	$(2,793)
Net earnings attributable to noncontrolling interests	$1	$—	$22	$—	$23
Net earnings (loss) attributable to Devon	$(2,763)	$(76)	$23	$—	$(2,816)
Capital expenditures	$887	$146	$158	$—	$1,191

Three Months Ended June 30, 2014:
Revenues from external customers	$3,252	$506	$752	$—	$4,510
Intersegment revenues	$—	$—	$175	$(175)	$—
Depreciation, depletion and amortization	$641	$112	$75	$—	$828
Interest expense	$108	$22	$14	$(11)	$133
Earnings before income taxes	$364	$1,109	$81	$—	$1,554
Income tax expense	$378	$458	$18	$—	$854
Net earnings (loss)	$(14)	$651	$63	$—	$700
Net earnings attributable to noncontrolling interests	$1	$—	$24	$—	$25
Net earnings (loss) attributable to Devon	$(15)	$651	$39	$—	$675
Capital expenditures	$1,416	$278	$232	$—	$1,926

Six Months Ended June 30, 2015:
Revenues from external customers	$4,189	$581	$1,888	$—	$6,658
Intersegment revenues	$—	$—	$327	$(327)	$—
Depreciation, depletion and amortization	$1,307	$248	$189	$—	$1,744
Interest expense	$175	$48	$45	$(23)	$245
Asset impairments	$9,628	$—	$—	$—	$9,628
Earnings (loss) before income taxes	$(9,986)	$(208)	$91	$—	$(10,103)
Income tax expense (benefit)	$(3,729)	$(13)	$21	$—	$(3,721)
Net earnings (loss)	$(6,257)	$(195)	$70	$—	$(6,382)
Net earnings attributable to noncontrolling interests	$1	$—	$32	$—	$33
Net earnings (loss) attributable to Devon	$(6,258)	$(195)	$38	$—	$(6,415)
Property and equipment, net	$15,852	$6,422	$5,550	$—	$27,824
Total assets	$21,945	$7,643	$11,129	$(111)	$40,606
Capital expenditures	$2,231	$370	$672	$—	$3,273

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S. (1)	Canada	EnLink (1)	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2014:
Revenues from external customers	$5,868	$1,190	$1,177	$—	$8,235
Intersegment revenues	$—	$—	$473	$(473)	$—
Depreciation, depletion and amortization	$1,137	$306	$124	$—	$1,567
Interest expense	$208	$41	$19	$(20)	$248
Earnings before income taxes	$761	$1,201	$152	$—	$2,114
Income tax expense	$564	$479	$42	$—	$1,085
Net earnings	$197	$722	$110	$—	$1,029
Net earnings attributable to noncontrolling interests	$1	$—	$29	$—	$30
Net earnings attributable to Devon	$196	$722	$81	$—	$999
Property and equipment, net	$25,503	$7,009	$4,487	$—	$36,999
Total assets	$30,527	$11,224	$9,483	$(119)	$51,115
Capital expenditures	$8,513	$720	$306	$—	$9,539

Year Ended December 31, 2014:
Property and equipment, net	$24,463	$6,790	$5,043	$—	$36,296
Total assets	$32,037	$8,517	$10,207	$(124)	$50,637

(1)	Due to Devon’s control of EnLink through its control of the General Partner, the acquisition of VEX by EnLink from Devon was considered a transfer of net assets between entities under common control, and EnLink was required to recast its financial statements as of June 30, 2015 to include the activities of such assets from the date of common control. Therefore, the results of VEX for prior periods have been moved from the U.S. segment to the EnLink segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month and six-month periods ended June 30, 2015, compared to the three-month and six-month periods ended June 30, 2014 and in our financial condition and liquidity since December 31, 2014. For information regarding our critical accounting policies and estimates, see our 2014 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2015 Results

Key components of our financial performance are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon	$(2,816)	$675	N/M	$(6,415)	$999	N/M
Core earnings attributable to Devon(1)	$320	$574	- 44%	$409	$1,121	- 64%
Earnings (loss) per share attributable to Devon	$(6.94)	$1.64	N/M	$(15.81)	$2.44	N/M
Core earnings per share attributable to Devon (1)	$0.78	$1.40	- 44%	$0.99	$2.74	- 64%
Retained production (MBoe/d)	674	620	+9%	679	592	+15%
Total production (MBoe/d)	674	667	+1%	679	679	+0%
Realized price per Boe	$25.86	$44.12	- 41%	$23.80	$42.61	- 44%
Operating cash flow	$1,101	$2,049	- 46%	$2,749	$3,459	- 21%
Capitalized costs, including acquisitions	$1,191	$1,926	- 38%	$3,273	$9,539	- 66%
Shareholder and noncontrolling interests distributions	$163	$140	+16%	$315	$330	- 5%

(1)	Core earnings and core earnings per share attributable to Devon are financial measures not prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of core earnings and core earnings per share attributable to Devon, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

The downward pressure on crude oil prices that began in the second half of 2014 continued to impact results into the first half of 2015. As compared to the second quarter of 2014 and first six months of 2014, the WTI index decreased 44% and 47%, respectively. Additionally, natural gas and NGL pricing continues to be challenged. As a result, our net earnings attributable to Devon, core earnings attributable to Devon and core earnings per share attributable to Devon for the second quarter and first six months of 2015 decreased significantly compared to the same periods in 2014.

We expect that our industry will continue to be challenged by lower commodity prices. However, we have strategically positioned our company so that we can prudently continue investing in our portfolio of assets. Even with the recent downturn in commodity prices, we are still in a financially strong position, as detailed below.

•	Over half of our projected oil production for the remainder of 2015 is hedged at an average price of approximately $88 per barrel.

•	Approximately 45% of our projected gas production for the remainder of 2015 is hedged at an average price of approximately $4 per Mcf.

•	EnLink enhances our financial optionality. We received approximately $800 million from the sale of EnLink units and unit distributions in the first half of 2015. Additionally, we dropped VEX into EnLink, receiving approximately $180 million in cash and equity.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Oil (MBbls/d)
Anadarko Basin	10	11	- 5%	10	10	- 6%
Barnett Shale	1	2	- 36%	1	2	- 37%
Eagle Ford	67	40	+66%	71	26	+176%
Permian Basin	67	55	+22%	64	55	+16%
Rockies	16	8	+89%	14	8	+70%
Other	11	12	- 8%	10	11	- 9%

Total U.S.	172	128	+35%	170	112	+51%
Canada	25	25	- 2%	26	26	+1%

Total retained properties	197	153	+29%	196	138	+41%
Divested properties	—	4	- 100%	—	10	- 100%

Total	197	157	+25%	196	148	+32%

Bitumen (MBbls/d)
Canada	73	52	+41%	75	52	+45%
Gas (MMcf/d)
Anadarko Basin	290	309	- 6%	294	295	- 0%
Barnett Shale	805	932	- 14%	816	931	- 12%
Eagle Ford	146	88	+65%	144	56	+157%
Permian Basin	152	134	+13%	144	128	+13%
Rockies	62	67	- 7%	58	66	- 13%
Other	152	159	- 4%	156	162	- 4%

Total U.S.	1,607	1,689	- 5%	1,612	1,638	- 2%
Canada	20	23	- 12%	24	22	+8%

Total retained properties	1,627	1,712	- 5%	1,636	1,660	- 1%
Divested properties	—	219	- 100%	—	401	- 100%

Total	1,627	1,931	- 16%	1,636	2,061	- 21%

NGLs (MBbls/d)
Anadarko Basin	24	31	- 22%	27	30	- 10%
Barnett Shale	49	55	- 11%	50	55	- 9%
Eagle Ford	24	11	+121%	23	7	+241%
Permian Basin	21	18	+19%	20	17	+18%
Rockies	1	1	+39%	1	1	+18%
Other	15	14	+7%	15	15	+0%

Total U.S.	134	130	+3%	136	125	+9%
Divested properties	—	6	- 100%	—	11	- 100%

Total	134	136	- 2%	136	136	+0%

Combined (MBoe/d)
Anadarko Basin	82	93	- 11%	85	89	- 4%
Barnett Shale	185	212	- 13%	188	212	- 12%
Eagle Ford	114	65	+75%	118	42	+182%
Permian Basin	113	95	+19%	108	93	+16%
Rockies	27	21	+34%	25	21	+23%
Other	52	53	- 2%	50	54	- 7%

Total U.S.	573	539	+6%	574	511	+13%
Canada	101	81	+25%	105	81	+29%

Total retained properties	674	620	+9%	679	592	+15%
Divested properties	—	47	- 100%	—	87	- 100%

Total	674	667	+1%	679	679	+0%

Oil, Gas and NGL Pricing

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 (1)	2014 (1)	Change	2015 (1)	2014 (1)	Change
Oil (per Bbl)
U.S.	$52.52	$95.71	- 45%	$47.74	$93.96	- 49%
Canada	$42.60	$76.60	- 44%	$35.57	$73.48	- 52%
Total	$51.25	$92.59	- 45%	$46.11	$89.64	- 49%
Bitumen (per Bbl)
Canada	$34.38	$65.88	- 48%	$27.39	$60.47	- 55%
Gas (per Mcf)
U.S.	$2.16	$4.19	- 49%	$2.31	$4.26	- 46%
Canada (2)	$0.33	$1.56	- 79%	$0.79	$3.97	- 80%
Total	$2.13	$4.15	- 49%	$2.29	$4.23	- 46%
NGLs (per Bbl)
U.S.	$10.31	$25.22	- 59%	$9.85	$27.34	- 64%
Canada	$—	$—	N/M	$—	$50.17	N/M
Total	$10.31	$25.13	- 59%	$9.85	$28.11	- 65%
Combined (per Boe)
U.S.	$24.18	$41.06	- 41%	$22.93	$40.30	- 43%
Canada	$35.33	$65.96	- 46%	$28.56	$53.26	- 46%
Total	$25.86	$44.12	- 41%	$23.80	$42.61	- 44%

(1)	The prices presented exclude any effects due to oil, gas and NGL derivatives.
(2)	The reported Canadian gas volumes include 12 and 19 MMcf per day for the second quarter of 2015 and 2014, respectively, and 13 and 29 MMcf per day for the first six months of 2015 and 2014, respectively, that are produced from certain of our leases and then transported to our Jackfish operations where the gas is used as fuel. However, the revenues and expenses related to this consumed gas are eliminated in our consolidated financial results. With the sale of the vast majority of the Canadian gas business in the second quarter of 2014, the eliminated gas revenues subsequently impacted our gas price more significantly.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2014 sales	$1,328	$309	$731	$311	$2,679
Change due to volumes	329	128	(115)	(6)	336
Change due to prices	(740)	(209)	(300)	(179)	(1,428)

2015 sales	$917	$228	$316	$126	$1,587

	Six Months Ended June 30,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2014 sales	$2,403	$565	$1,577	$691	$5,236
Change due to volumes	775	253	(325)	2	705
Change due to prices	(1,544)	(447)	(574)	(450)	(3,015)

2015 sales	$1,634	$371	$678	$243	$2,926

Oil, gas and NGL sales increased $336 and $705 million due to volumes in the second quarter and first six months of 2015, respectively. The increases were primarily driven by a rise in our oil production for both periods, which was due to the continued development of our Eagle Ford, Permian Basin and Rockies properties. Additionally, our bitumen production increased in both periods, primarily due to Jackfish 3 coming on-line late in 2014. Lower royalties resulting from the significant decrease in prices also increased our heavy oil production. The increases were partially offset by a decrease in our gas production, which resulted primarily from asset divestitures in 2014.

Oil, gas and NGL sales decreased $1.4 and $3.0 billion in the second quarter and first six months of 2015, respectively, due to significant price decreases for all commodities. The decrease in oil and bitumen sales for both periods resulted from lower average WTI index prices, which were 44% lower than the second quarter of 2014 and 47% lower than the first six months of 2014. The decreases in gas and NGL sales were due to lower North American regional index prices upon which our gas sales are based and lower NGL prices at the Mont Belvieu, Texas hub.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Cash settlements:
Oil derivatives	$394	$(79)	$911	$(115)
Gas derivatives	86	(29)	162	(93)

Total cash settlements	480	(108)	1,073	(208)

Gains (losses) on fair value changes:
Oil derivatives	(667)	(320)	(948)	(409)
Gas derivatives	(95)	29	(113)	(102)

Total gains (losses) on fair value changes	(762)	(291)	(1,061)	(511)

Oil, gas and NGL derivatives	$(282)	$(399)	$12	$(719)

	Three Months Ended June 30, 2015
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$51.25	$34.38	$2.13	$10.31	$25.86
Cash settlements of hedges (1)	22.04	—	0.58	—	7.83

Realized price, including cash settlements	$73.29	$34.38	$2.71	$10.31	$33.69

	Three Months Ended June 30, 2014
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$92.59	$65.88	$4.15	$25.13	$44.12
Cash settlements of hedges (1)	(5.54)	—	(0.16)	—	(1.78)

Realized price, including cash settlements	$87.05	$65.88	$3.99	$25.13	$42.34

	Six Months Ended June 30, 2015
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$46.11	$27.39	$2.29	$9.85	$23.80
Cash settlements of hedges (1)	25.69	—	0.55	—	8.72

Realized price, including cash settlements	$71.80	$27.39	$2.84	$9.85	$32.52

	Six Months Ended June 30, 2014
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$89.64	$60.47	$4.23	$28.11	$42.61
Cash settlements of hedges (1)	(4.31)	—	(0.25)	—	(1.70)

Realized price, including cash settlements	$85.33	$60.47	$3.98	$28.11	$40.91

(1)	Cash settlements of oil hedges include settlements from our Western Canadian Select basis swaps presented in Note 3 to the financial statements included in “Part 1. Financial Information – Item 1. Financial Statements” of this report.

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our commodity derivatives in each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our commodity derivatives incurred net losses of $282 and $399 million in the second quarter of 2015 and 2014, respectively. Including the cash settlements discussed above, our commodity derivatives generated a net gain of $12 million and incurred a net loss of $719 million in the first six months of 2015 and 2014, respectively.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Millions)
Operating revenues	$2,088	$2,230	- 6%	$3,720	$3,718	+0%
Product purchases	(1,762)	(1,934)	- 9%	(3,110)	(3,188)	- 2%
Operations and maintenance expenses	(101)	(72)	+40%	(192)	(123)	+56%

Operating profit	$225	$224	+0%	$418	$407	+3%

Devon profit	$15	$24	- 38%	$13	$66	- 80%
EnLink profit	210	200	+5%	405	341	+19%

Total profit	$225	$224	+0%	$418	$407	+3%

During the second quarter and first six months of 2015, marketing and midstream operating profit increased $1 and $11 million, respectively, primarily due to EnLink operations. EnLink’s acquisitions in the fourth quarter of 2014 and the first six months of 2015 were the primary drivers of the increased operating profit.

Lease Operating Expenses (“LOE”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Millions, except per Boe amounts)
LOE:
U.S.	$402	$409	- 2%	$812	$753	+8%
Canada	160	173	- 7%	303	427	- 29%

Total	$562	$582	- 3%	$1,115	$1,180	- 5%

LOE per Boe:
U.S.	$7.71	$7.68	+0%	$7.81	$7.46	+5%
Canada	$17.35	$23.15	- 25%	$15.95	$19.48	- 18%
Total	$9.16	$9.58	- 4%	$9.07	$9.60	- 6%

LOE per Boe decreased 4% and 6% during the second quarter and first six months of 2015, respectively. The decrease was primarily due to lower lease and maintenance expenses, lower royalties and changes in the foreign exchange rate. As Canadian royalties decrease, our net production volumes increase, causing improvements to our per-unit operating costs. The decrease in Canadian unit costs was partially offset by the sale of lower-cost conventional assets during 2014. Further, the impact of the Canadian decrease to total unit costs was partially offset by higher unit costs in the U.S. primarily related to our oil production growth, where projects generate higher revenues but generally require a higher cost to produce per unit than our gas projects.

General and Administrative Expenses (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Millions, except per Boe amounts)
Gross G&A	$344	$316	+9%	$719	$647	+11%
Capitalized G&A	(101)	(91)	+11%	(195)	(174)	+12%
Reimbursed G&A	(31)	(36)	- 15%	(61)	(73)	- 16%

Net G&A	$212	$189	+12%	$463	$400	+16%

Net G&A per Boe	$3.45	$3.11	+11%	$3.76	$3.25	+16%

Gross G&A, net G&A and net G&A per Boe increased during the second quarter and first six months of 2015 largely due to an increase in EnLink G&A of approximately $28 million year-over-year combined with higher Devon employee costs. Net G&A also increased from lower reimbursements subsequent to our 2014 asset divestitures. These increases were partially offset by $22 million in one-time costs related to the EnLink and GeoSouthern transactions in the first quarter of 2014.

Production and Property Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Millions)
Production	$59	$104	- 43%	$112	$191	- 42%
Property and other	57	46	+23%	112	96	+17%

Production and property taxes	$116	$150	- 23%	$224	$287	- 22%

Percentage of oil, gas and NGL sales:
Production	3.7%	3.9%	- 4%	3.8%	3.7%	+5%
Property and other	3.6%	1.7%	+107%	3.9%	1.8%	+109%

Total	7.3%	5.6%	+30%	7.7%	5.5%	+40%

Our absolute production and property taxes decreased during the second quarter and first six months of 2015 primarily due to a decrease in our U.S. revenues, on which the majority of our production taxes are assessed. Production and property taxes as a percentage of oil, gas and NGL sales increased during the second quarter and first six months of 2015 primarily due to ad valorem and other taxes that do not change in direct correlation with oil, gas and NGL sales.

Depreciation, Depletion and Amortization (“DD&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Millions, except per Boe amounts)
DD&A:
Oil & gas properties	$675	$719	- 6%	$1,475	$1,378	+7%
Other assets	139	109	+29%	269	189	+43%

Total	$814	$828	- 2%	$1,744	$1,567	+11%

DD&A per Boe:
Oil & gas properties	$11.00	$11.85	- 7%	$12.00	$11.21	+7%
Other assets	2.27	1.78	+28%	2.19	1.54	+43%

Total	$13.27	$13.63	- 3%	$14.19	$12.75	+11%

DD&A from our oil and gas properties decreased in the second quarter of 2015 compared to the second quarter of 2014 largely due to lower DD&A rates, as a result of the asset impairment recognized in the first quarter of 2015. DD&A from our oil and gas properties increased for the first six months of 2015 compared to the first six months of 2014 largely due to higher DD&A rates resulting from our oil and gas drilling and development activities and the 2014 GeoSouthern acquisition. This increase was partially offset by the 2014 divestitures of certain U.S. and Canadian assets and the asset impairment recognized in the first quarter of 2015. Other DD&A increased primarily due to EnLink’s acquisitions in 2014 and the first six months of 2015.

Asset Impairments

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Gross	Net of Taxes	Gross	Net of Taxes
	(Millions)
U.S. oil and gas assets	$4,167	$2,645	$9,625	$6,111
Other assets	1	1	3	2

Total asset impairments	$4,168	$2,646	$9,628	$6,113

For further discussion of our property and equipment impairments, see Note 5 in “Part 1. Financial Information – Item 1. Financial Statements.”

Gain on Asset Sales

In conjunction with the divestiture of certain Canadian properties, we recognized a gain of $1.1 billion ($0.6 billion after-tax) in the first six months of 2014. For further discussion, see Note 2 in “Part 1. Financial Information – Item 1. Financial Statements.”

Net Financing Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Millions)
Interest based on debt outstanding	$136	$141	- 3%	$266	$266	- 0%
Capitalized interest	(15)	(19)	- 17%	(29)	(35)	- 16%
Other fees and expenses	5	11	- 49%	8	17	- 48%

Interest expense	$126	$133	- 5%	$245	$248	- 1%
Interest income	(1)	(2)	- 42%	(3)	(5)	- 28%

Net financing costs	$125	$131	- 5%	$242	$243	- 1%

Net financing costs decreased during the second quarter and first six months of 2015 primarily due to a $15 million decrease in Devon interest expense as a result of a decrease in fixed-rate borrowings, partially offset by a $10 million increase in EnLink interest expense as a result of an increase in fixed-rate borrowings.

Income Taxes

The following table presents our total income tax expense (benefit) and a reconciliation of our effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total income tax expense (benefit) (millions)	$(1,686)	$854	$(3,721)	$1,085

U.S. statutory income tax rate	(35)%	35%	(35)%	35%
Taxation on Canadian operations	1%	4%	1%	2%
State income taxes	(2)%	0%	(2)%	1%
Repatriations	0%	16%	0%	12%
Taxes on General Partner formation	0%	0%	0%	2%
Other	(2)%	0%	(1)%	(1)%

Effective income tax rate	(38)%	55%	(37)%	51%

For further discussion of our income tax expense (benefit), see Note 6 in “Part 1. Financial Information – Item 1. Financial Statements.”

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in our cash and cash equivalents.

	Six Months Ended June 30,
	2015	2014
	(Millions)
Operating cash flow	$2,749	$3,459
Sale of subsidiary units	654	—
Divestitures of property and equipment	8	2,942
Capital expenditures	(3,149)	(3,341)
Acquisitions of property, equipment and businesses	(417)	(6,224)
Debt activity, net	767	(1,132)
Shareholder and noncontrolling interests distributions	(315)	(330)
Stock option proceeds	4	83
Issuance of subsidiary units	4	20
Other	(60)	163

Net change in cash and cash equivalents	$245	$(4,360)

Cash and cash equivalents at end of period	$1,725	$1,706

Operating Cash Flow

Net cash provided by operating activities (“operating cash flow”) was a significant source of capital in the first six months of 2015. Our operating cash flow decreased 21% primarily due to lower commodity prices. The effect of lower prices was partially offset by the collection of $425 million of income taxes receivable in the first quarter of 2015.

Excluding payments made for acquisitions, our operating cash flow funded approximately 87% and 100% of our capital expenditures during the first six months of 2015 and 2014, respectively. Leveraging our liquidity, we used cash balances, short-term debt and proceeds from the sale of EnLink common units to fund the remainder of our cash-based capital expenditures.

Sale of Subsidiary Units

In March 2015, we conducted an underwritten secondary public offering of 22.8 million common units representing limited partner interests in EnLink, raising proceeds of approximately $569 million, net of an underwriting discount. Additionally, in April 2015, as part of the secondary public offering, underwriters fully exercised their option to purchase an additional 3.4 million EnLink common units from Devon, resulting in an incremental $85 million of net proceeds raised.

Divestitures of Property and Equipment

In the first six months of 2014, we sold certain Canadian assets and received proceeds totaling $2.9 billion.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Six Months Ended June 30,
	2015	2014
	(Millions)
Development	$2,209	$2,406
Exploration	311	162
Acquisition of oil and gas properties	92	6,088
Capitalized G&A and interest	191	164

Total oil and gas	2,803	8,820
Midstream	29	222
Corporate and other	60	61

Devon capital expenditures	2,892	9,103
EnLink, including acquisitions	674	462

Total capital expenditures	$3,566	$9,565

Capital expenditures consist of amounts related to our oil and gas exploration and development operations, midstream operations, other corporate activities and EnLink growth and maintenance activities. The vast majority of Devon’s capital expenditures are for the acquisition, drilling and development of oil and gas properties. In response to lower commodity prices, Devon’s 2015 capital program is designed to be lower than 2014, particularly the second half of 2014 when oil prices began to significantly decline. This change is evidenced by a 15% decrease in exploration and development costs from the fourth quarter of 2014 to the first quarter of 2015 as well as a 21% decrease from the first quarter of 2015 to the second quarter of 2015.

Capital expenditures for Devon’s midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. Midstream capital expenditures are largely impacted by Devon’s oil and gas drilling activities. EnLink’s expenditures were primarily related to the acquisition of additional oil and gas pipeline assets.

Debt Activity, Net

In June 2015, we issued $750 million of 5.0% senior notes that are unsecured and unsubordinated obligations of Devon. We intend to use these proceeds to repay the aggregate principal amount of our floating rate senior notes due 2015, when they mature on December 15, 2015. Pending that use, part of these proceeds have been used to repay a portion of outstanding commercial paper balances. Our net debt borrowings increased $767 million, which was primarily due to EnLink borrowings made to fund acquisitions and dropdowns.

During the first six months of 2014, we decreased our debt borrowings $1.1 billion. The decrease was the net impact of repaying our $500 million senior notes upon maturity, reducing commercial paper balances by $862 million primarily with repatriated Canadian divestiture proceeds and EnLink borrowings of $235 million.

Shareholder and Noncontrolling Interests Distributions

The following table summarizes our common stock dividends during the first six months of 2015 and 2014. In the second quarter of 2014, we increased our quarterly dividend to $0.24 per share.

	Six Months Ended June 30,
	2015		2014
	Amount	Per Share	Amount	Per Share
	(Millions, except per share amounts)
Dividends	$197	$0.48	$189	$0.46

EnLink and the General Partner distributed $118 and $141 million to non-Devon unitholders during the first six months of 2015 and 2014, respectively.

Stock Option Proceeds

We received $4 million and $83 million from stock option proceeds during the first six months of 2015 and 2014, respectively.

Liquidity

Historically, our primary sources of capital and liquidity have been our operating cash flow and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Other available sources of capital and liquidity include, among other things, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC, as well as the sale of a portion of our common units representing interests in our EnLink investment and asset dropdowns to EnLink in exchange for cash. We estimate the combination of these sources of capital will continue to be adequate to fund future capital expenditures, debt repayments and other contractual commitments.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, gas and NGLs we produce and sell. Our operating cash flow decreased 21% in the first six months of 2015 compared to the first six months of 2014 as a result of the significant decrease in commodity prices. In spite of this decline, we expect operating cash flow to continue to be our primary source of liquidity as we adjust our capital program in response to lower commodity prices. To mitigate some of the risk inherent in prices, we have utilized various derivative financial instruments to set minimum and maximum prices on a portion of our 2015 production. The key terms to our open oil, gas and NGL derivative financial instruments as of June 30, 2015 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Additionally, we anticipate utilizing our credit availability to provide additional liquidity as needed.

Credit Availability

As of June 30, 2015, we had $3.0 billion of available capacity under the Senior Credit Facility, net of letters of credit outstanding. This credit facility supports our $3.0 billion commercial paper program. At June 30, 2015, we had $170 million of outstanding commercial paper borrowings.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. As of June 30, 2015, we were in compliance with this covenant with a debt-to-capitalization ratio of 22.1%.

EnLink Capital Resources and Expenditures

EnLink has a $1.5 billion unsecured revolving credit facility, and the General Partner has a $250 million revolving credit facility. As of June 30, 2015, there were $2.9 million in outstanding letters of credit and $150 million outstanding borrowings under the $1.5 billion credit facility, and there were no outstanding borrowings under the $250 million credit facility.

Critical Accounting Estimates

Full Cost Method of Accounting and Proved Reserves

We perform a full cost ceiling impairment test each quarter for our U.S. and Canadian oil and gas properties. These ceiling tests for the first two quarters of 2015 resulted in our recognizing ceiling impairments on our U.S. properties totaling $9.6 billion. No impairments were required for our Canadian properties. Our Canadian ceiling exceeded the associated costs to be recovered by approximately 15% at June 30, 2015.

Depending on the relationship between our capitalized costs and calculated full cost ceiling at the time of the most recent ceiling test performed, uncertain future prices limit our ability to predict and measure potential future full cost impairments. However, because the ceiling test computation uses a 12-month trailing price to determine future cash flows, we can typically predict when circumstances will result in future impairments that are material, particularly in the next one to two quarters. However, due to the nature of estimating future cash flows, measuring any potential impairments is more difficult.

Based on prices from the fourth quarter of 2014, the first six months of 2015 and the short-term pricing outlook for the remainder of 2015, we expect to recognize additional U.S. full cost impairments in both the third and fourth quarters of 2015. These impairments will be material to our net earnings, but we estimate they will not be as large as the impairments we recognized in the first half of 2015. Canadian determinations are more difficult for us to make. In addition to short-term pricing outlooks, Canadian determinations are also impacted by foreign exchange rates and many other factors that affect royalties in Canada. Based on our current outlook of these factors, we may also recognize Canadian full cost ceiling test impairments in both the third and fourth quarters of 2015, which would likely be material to our net earnings. Our full cost impairments will have no impact to our cash flow or liquidity.

Goodwill

Devon conducts its annual goodwill impairment test at October 31, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. As a result of the October 31, 2014 impairment test, the fair value of the EnLink Louisiana reporting unit was not substantially in excess of its carrying value. The fair value of this reporting unit exceeded its carrying value by approximately 14%. As of June 30, 2015, the EnLink Louisiana reporting unit had $787 million of allocated goodwill. Qualitative analysis performed as of June 30, 2015 noted no substantial decline in Louisiana reporting unit operations that would indicate an impairment. Significant decreases to EnLink’s unit price, decreases in commodity prices or negative deviations from EnLink’s projected Louisiana reporting unit earnings could result in a goodwill impairment charge. A goodwill impairment charge would have no effect on liquidity or capital resources. However, it would adversely affect our results of operations in that period.

Non-GAAP Measures

We make reference to “core earnings attributable to Devon” and “core earnings per share attributable to Devon” in “Overview of 2015 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures should not be considered as alternatives to GAAP measures. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash or non-recurring items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for the first six months of 2015 relate to derivatives and financial instrument fair value changes and noncash asset impairments. Amounts excluded for the first six months of 2014 relate to derivatives and financial instrument fair value changes, our Canadian divestiture program, related gains on asset sales and related repatriation, deferred income tax on the formation of the General Partner and restructuring costs. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon (GAAP)	$(2,816)	$675	$(6,415)	$999
Adjustments (net of taxes):
Derivatives and other financial instruments	183	249	20	453
Cash settlements on derivatives and financial instruments	307	(68)	691	(132)

Noncash effect of derivatives and financial instruments	490	181	711	321
Asset impairments	2,646	—	6,113	—
Gain on asset sales and related repatriation	—	(286)	—	(279)
Investment in General Partner deferred income tax	—	—	—	48
Restructuring costs	—	4	—	32

Core earnings attributable to Devon (Non-GAAP)	$320	$574	$409	$1,121

Earnings (loss) per share (GAAP)	$(6.94)	$1.64	$(15.81)	$2.44
Adjustments (net of taxes):
Derivatives and other financial instruments	0.45	0.62	0.06	1.10
Cash settlements on derivatives and financial instruments	0.75	(0.17)	1.69	(0.32)

Noncash effect of derivatives and financial instruments	1.20	0.45	1.75	0.78
Asset impairments	6.52	—	15.05	—
Gain on asset sales and related repatriation	—	(0.70)	—	(0.68)
Investment in General Partner deferred income tax	—	—	—	0.12
Restructuring costs	—	0.01	—	0.08

Core earnings per share (Non-GAAP)	$0.78	$1.40	$0.99	$2.74

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to a portion of our production for the last six months of 2015, as well as 2016 and 2017. The key terms to our open oil, gas and NGL derivative financial instruments as of June 30, 2015 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At June 30, 2015, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
Gain (loss):	(Millions)
Gas derivatives	$(39)	$38
Oil derivatives	$(157)	$156
Processing and fractionation derivatives	$(3)	$3

Interest Rate Risk

At June 30, 2015, we had total debt outstanding of $12 billion. Of this amount, $10.9 billion bears fixed interest rates averaging 5.3%. The remaining $1.1 billion of debt is comprised of floating rate debt that at June 30, 2015 had rates averaging 0.84%.

As of June 30, 2015, we had open interest rate swap positions that are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3 month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at June 30, 2015.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our balance sheet at June 30, 2015.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, one of these foreign subsidiaries holds Canadian-dollar cash and engages in short-term intercompany loans with Canadian subsidiaries that are based in Canadian dollars. The value of the Canadian-dollar cash and intercompany loans increases or decreases from the remeasurement of the cash and loans into the U.S. dollar functional currency. Additionally, at June 30, 2015, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on the Canadian-dollar cash and intercompany loans. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash and intercompany loans. Based on the amount of the cash and intercompany loans as of June 30, 2015, a 10% change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2015, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

April 1 – April 30	33,227	$68.05
May 1 – May 31	20,792	$66.29
June 1 – June 30	11,778	$62.36

Total	65,797	$66.47

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on vesting of awards and exercises of stock options.

Under the Devon Energy Corporation Incentive Savings Plan (the “Plan”), eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund (the “Stock Fund”), which is administered by an independent trustee. Eligible employees purchased approximately 13,500 shares of our common stock in the second quarter of 2015, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Plan through open-market purchases.

Similarly, under the Devon Canada Corporation Savings Plan (the “Canadian Plan”), eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the second quarter of 2015, there were no shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number	Description

4.1	Supplemental Indenture No. 4, dated as of June 16, 2015, by and between Devon, as issuer, and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Devon’s Form 8-K, filed on June 16, 2015; File No. 001-32318).

10.1	Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2015 Long-Term Incentive Plan between Registrant and all Non-Management Directors for restricted stock awards.

10.2	Devon Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Devon’s Registration Statement on Form S-8, filed on June 3, 2015; File No. 333-204666).

10.3	Underwriting Agreement, dated June 11, 2015, by and among Devon and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Devon’s Form 8-K, filed on June 16, 2015; File No. 001-32318).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: August 5, 2015	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Supplemental Indenture No. 4, dated as of June 16, 2015, by and between Devon, as issuer, and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Devon’s Form 8-K, filed on June 16, 2015; File No. 001-32318).

10.1	Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2015 Long-Term Incentive Plan between Registrant and all Non-Management Directors for restricted stock awards.

10.2	Devon Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Devon’s Registration Statement on Form S-8, filed on June 3, 2015; File No. 333-204666).

10.3	Underwriting Agreement, dated June 11, 2015, by and among Devon and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Devon’s Form 8-K, filed on June 16, 2015; File No. 001-32318).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document