Form 10-Q
period 2015-09-30
DEVON ENERGY CORP/DE
filed 2015-11-04
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On October 21, 2015, 411.0 million shares of common stock were outstanding.

DEVON ENERGY CORPORATION

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” as defined by the United States Securities and Exchange Commission (“SEC”). Such statements are those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words “expects,” “believes,” “will,” “would,” “could,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. Such forward-looking statements are based on our examination of historical operating trends, the information used to prepare our December 31, 2014 reserve reports and other data in our possession or available from third parties. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially from our expectations due to a number of factors, including, but not limited to, the volatility of oil, natural gas and natural gas liquids (“NGL”) prices; uncertainties inherent in estimating oil, natural gas, and NGL reserves; changes in the supply of and demand for oil, natural gas and NGLs and related products and services; exploration or drilling programs; our ability to successfully complete mergers, acquisitions and divestitures; political or regulatory events; general economic and financial market conditions; and other risks and factors discussed in this report, our 2014 Annual Report on Form 10-K and our other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to Devon Energy Corporation, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We assume no duty to update or revise our forward-looking statements based on new information, future events or otherwise.

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
	(Millions, except per share amounts)
Oil, gas and NGL sales	$1,338	$2,588	$4,264	$7,824
Oil, gas and NGL derivatives	414	748	426	29
Marketing and midstream revenues	1,849	2,000	5,569	5,718

Total operating revenues	3,601	5,336	10,259	13,571

Lease operating expenses	510	584	1,625	1,764
Marketing and midstream operating expenses	1,637	1,781	4,939	5,092
General and administrative expenses	198	195	661	595
Production and property taxes	91	140	315	427
Depreciation, depletion and amortization	744	842	2,488	2,409
Asset impairments	5,851	—	15,479	—
Restructuring costs	—	2	—	44
Gains and losses on asset sales	3	—	2	(1,072)
Other operating items	11	18	52	74

Total operating expenses	9,045	3,562	25,561	9,333

Operating income (loss)	(5,444)	1,774	(15,302)	4,238
Net financing costs	136	116	378	359
Other nonoperating items	43	4	46	111

Earnings (loss) before income taxes	(5,623)	1,654	(15,726)	3,768
Income tax expense (benefit)	(1,714)	613	(5,435)	1,698

Net earnings (loss)	(3,909)	1,041	(10,291)	2,070
Net earnings (loss) attributable to noncontrolling interests	(402)	25	(369)	55

Net earnings (loss) attributable to Devon	$(3,507)	$1,016	$(9,922)	$2,015

Net earnings (loss) per share attributable to Devon:
Basic	$(8.64)	$2.48	$(24.45)	$4.94
Diluted	$(8.64)	$2.47	$(24.45)	$4.91

Comprehensive earnings (loss):
Net earnings (loss)	$(3,909)	$1,041	$(10,291)	$2,070
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	(212)	(279)	(470)	(285)
Pension and postretirement plans	5	2	12	10

Other comprehensive earnings (loss), net of tax	(207)	(277)	(458)	(275)

Comprehensive earnings (loss)	(4,116)	764	(10,749)	1,795
Comprehensive earnings (loss) attributable to noncontrolling interests	(402)	25	(369)	55

Comprehensive earnings (loss) attributable to Devon	$(3,714)	$739	$(10,380)	$1,740

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
	(Millions)
Cash flows from operating activities:
Net earnings (loss)	$(10,291)	$2,070
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, depletion and amortization	2,488	2,409
Asset impairments	15,479	—
Gains and losses on asset sales	2	(1,072)
Deferred income tax expense (benefit)	(5,348)	800
Derivatives and other financial instruments	(606)	(43)
Cash settlements on derivatives and financial instruments	1,913	(201)
Other noncash charges	435	357
Net change in working capital	93	766
Change in long-term other assets	211	(115)
Change in long-term other liabilities	(74)	47

Net cash from operating activities	4,302	5,018

Cash flows from investing activities:
Capital expenditures	(4,229)	(5,013)
Acquisitions of property, equipment and businesses	(530)	(6,255)
Divestitures of property and equipment	35	5,202
Redemptions of long-term investments	—	57
Other	(8)	87

Net cash from investing activities	(4,732)	(5,922)

Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	3,328	4,158
Repayments of long-term debt	(1,773)	(4,265)
Net short-term debt repayments	(932)	(1,318)
Stock option exercises	4	92
Sale of subsidiary units	654	—
Issuance of subsidiary units	13	72
Dividends paid on common stock	(296)	(287)
Distributions to noncontrolling interests	(186)	(187)
Other	(10)	(4)

Net cash from financing activities	802	(1,739)

Effect of exchange rate changes on cash	(65)	(15)

Net change in cash and cash equivalents	307	(2,658)

Cash and cash equivalents at beginning of period	1,480	6,066

Cash and cash equivalents at end of period	$1,787	$3,408

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(Millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,787	$1,480
Accounts receivable	1,318	1,959
Derivatives, at fair value	690	1,993
Income taxes receivable	8	522
Other current assets	495	544

Total current assets	4,298	6,498

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	77,093	75,738
Not subject to amortization	2,688	2,752

Total oil and gas	79,781	78,490
Midstream and other	10,410	9,695

Total property and equipment, at cost	90,191	88,185
Less accumulated depreciation, depletion and amortization	(67,416)	(51,889)

Property and equipment, net	22,775	36,296

Goodwill	5,775	6,303
Other long-term assets	1,503	1,540

Total assets	$34,351	$50,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$940	$1,400
Revenues and royalties payable	985	1,193
Short-term debt	500	1,432
Deferred income taxes	261	730
Other current liabilities	815	1,180

Total current liabilities	3,501	5,935

Long-term debt	11,400	9,830
Asset retirement obligations	1,377	1,339
Other long-term liabilities	818	948
Deferred income taxes	1,333	6,244
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 411 million and 409 million shares in 2015 and 2014, respectively	41	41
Additional paid-in capital	4,773	4,088
Retained earnings	6,413	16,631
Accumulated other comprehensive earnings	321	779

Total stockholders’ equity attributable to Devon	11,548	21,539
Noncontrolling interests	4,374	4,802

Total stockholders’ equity	15,922	26,341

Commitments and contingencies (Note 17)
Total liabilities and stockholders’ equity	$34,351	$50,637

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
	(Unaudited)
	(Millions)
Nine Months Ended September 30, 2015
Balance as of December 31, 2014	409	$41	$4,088	$16,631	$779	$—	$4,802	$26,341
Net loss	—	—	—	(9,922)	—	—	(369)	(10,291)
Other comprehensive loss, net of tax	—	—	—	—	(458)	—	—	(458)
Stock option exercises	—	—	4	—	—	—	—	4
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(23)	—	(23)
Common stock retired	—	—	(23)	—	—	23	—	—
Common stock dividends	—	—	—	(296)	—	—	—	(296)
Share-based compensation	—	—	129	—	—	—	—	129
Subsidiary equity transactions	—	—	577	—	—	—	127	704
Distributions to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Other	—	—	(2)	—	—	—	—	(2)

Balance as of September 30, 2015	411	$41	$4,773	$6,413	$321	$—	$4,374	$15,922

Nine Months Ended September 30, 2014
Balance as of December 31, 2013	406	$41	$3,780	$15,410	$1,268	$—	$—	$20,499
Net earnings	—	—	—	2,015	—	—	55	2,070
Other comprehensive loss, net of tax	—	—	—	—	(275)	—	—	(275)
Stock option exercises	1	—	92	—	—	—	—	92
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(6)	—	(6)
Common stock retired	—	—	(6)	—	—	6	—	—
Common stock dividends	—	—	—	(287)	—	—	—	(287)
Share-based compensation	—	—	120	—	—	—	—	120
Share-based compensation tax benefits	—	—	1	—	—	—	—	1
Subsidiary equity transactions	—	—	17	—	—	—	55	72
Acquisition of noncontrolling interests	—	—	—	—	—	—	4,664	4,664
Distributions to noncontrolling interests	—	—	—	—	—	—	(187)	(187)
Other	—	—	—	—	—	—	5	5

Balance as of September 30, 2014	409	$41	$4,004	$17,138	$993	$—	$4,592	$26,768

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon Energy Corporation (“Devon,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2014 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2015 and 2014, as applicable, and Devon’s financial position as of September 30, 2015.

Recently Issued Accounting Standards not yet Adopted

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018 and is required to be adopted using either the retrospective or cumulative effect (modified retrospective) transition method, with early adoption permitted in 2017. Devon is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures and does not plan on early adopting.

The FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The ASU is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. Devon is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures and will not early adopt.

The FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest – Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability, except for those related to revolving credit facilities, to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. These ASUs are effective for annual and interim periods beginning in 2016 and are required to be applied retrospectively, with early adoption permitted. Devon does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures and will not early adopt.

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

Nine Months Ended September 30, 2014
(Millions)
Total operating revenues	$14,218

Net earnings	$ 2,109
Noncontrolling interests	$ 68
Net earnings attributable to Devon	$ 2,041
Net earnings per common share attributable to Devon	$ 4.98

EnLink Acquisitions

The following table presents a summary of EnLink’s acquisition activity for the first nine months of 2015.

		Purchase Price (Millions)		Allocation (Millions)
Date	Acquiree	Cash	EnLink Units	PP&E	Goodwill	Intangibles	Other
January 31	LPC Crude Oil Marketing LLC	$108	—	$ 30	$30	$ 43	$ 5

March 16	Coronado Midstream Holdings LLC (“Coronado”)	$240	$360	$302	$18	$281	$(1)

On October 1, 2015, EnLink acquired Delaware Basin natural gas gathering and processing assets from MRC Energy Company (“Matador”) for approximately $143 million, subject to certain adjustments.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

in the second quarter of 2014, which was utilized to repay commercial paper and term loan balances. Between collecting the divestiture proceeds and repatriating funds to the U.S., Devon recognized an $84 million foreign currency exchange loss and a $29 million foreign currency derivative loss. These losses are included in other nonoperating items in the accompanying consolidated comprehensive statements of earnings.

In the third quarter of 2014, Devon sold certain U.S. assets for $2.2 billion. Additionally, approximately $200 million of asset retirement obligations were assumed by the purchaser. No gain or loss was recognized on the sale.

3.	Derivative Financial Instruments

Objectives and Strategies

Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon and EnLink periodically enter into derivative financial instruments with respect to a portion of their oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility and foreign exchange forward contracts to manage its exposure to fluctuations in the U.S. and Canadian dollar exchange rates.

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

As of September 30, 2015 and December 31, 2014, Devon held $169 million and $524 million, respectively, of cash collateral which represented the estimated fair value of certain derivative positions in excess of Devon’s credit guidelines. The collateral is reported in other current liabilities in the accompanying consolidated balance sheets.

Commodity Derivatives

As of September 30, 2015, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX West Texas Intermediate (“WTI”) futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2015	107,000	$90.61	44,000	$81.36	$88.63	28,000	$116.43
Q1-Q4 2016	—	$—	—	$—	$—	18,500	$89.05

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2015	Western Canadian Select	40,000	$(15.58)
Q4 2015	West Texas Sour	8,000	$ (3.68)
Q4 2015	Midland Sweet	16,000	$ (2.86)
Q1-Q4 2016	West Texas Sour	5,000	$ (0.53)
Q1-Q4 2016	Midland Sweet	13,000	$ 0.25

As of September 30, 2015, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q4 2015	250,000	$4.32	480,000	$3.52	$3.83	550,000	$5.09
Q1-Q4 2016	24,863	$3.17	—	$—	$—	400,000	$4.73

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2015	Panhandle Eastern Pipe Line	100,000	$(0.28)
Q4 2015	El Paso Natural Gas	70,000	$(0.11)
Q4 2015	Houston Ship Channel	200,000	$ 0.01
Q1-Q4 2016	Panhandle Eastern Pipe Line	175,000	$(0.34)
Q1-Q4 2016	El Paso Natural Gas	15,000	$(0.13)
Q1-Q4 2016	Houston Ship Channel	30,000	$ 0.11
Q1-Q4 2016	Transco Zone 4	60,000	$ 0.01
Q1-Q4 2017	Panhandle Eastern Pipe Line	60,000	$(0.34)
Q1-Q4 2017	El Paso Natural Gas	30,000	$(0.14)
Q1-Q4 2017	Houston Ship Channel	35,000	$ 0.06
Q1-Q4 2017	Transco Zone 4	85,000	$ 0.04

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of September 30, 2015, EnLink had the following open derivative positions associated with gas processing and fractionation. EnLink’s NGL derivative positions settle by purity product against the average of the prompt month OPIS Mont Belvieu, Texas index. EnLink’s natural gas derivative positions settle against the Henry Hub Gas Daily index.

Period	Product	Volume (Total)	Weighted Average Price Paid	Weighted Average Price Received
Q4 2015-Q4 2016	Ethane	817 MBbls	$0.28/gal	Index
Q4 2015-Q4 2016	Propane	908 MBbls	Index	$0.88/gal
Q4 2015-Q3 2016	Normal Butane	74 MBbls	Index	$0.63/gal
Q4 2015-Q3 2016	Natural Gasoline	63 MBbls	Index	$1.30/gal
Q4 2015-Q3 2016	Natural Gas	2,497 MMBtu/d	$3.13/MMBtu	Index

Interest Rate Derivatives

As of September 30, 2015, Devon had the following open interest rate derivative positions:

Notional	Rate Received	Rate Paid	Expiration
(Millions)
$100	Three Month LIBOR	0.92%	December 2016
$100	1.76%	Three Month LIBOR	January 2019
$750	Three Month LIBOR	2.98%	December 2048

Foreign Currency Derivatives

As of September 30, 2015, Devon had the following open foreign currency derivative position:

Forward Contract
Currency	Contract Type	CAD Notional	Weighted Average Fixed Rate Received	Expiration
		(Millions)	(CAD-USD)
Canadian Dollar	Sell	$1,884	0.752	December 2015

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual comprehensive statements of earnings caption.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Commodity derivatives:
Oil, gas and NGL derivatives	$414	$748	$426	$29
Marketing and midstream revenues	6	1	8	(2)
Interest rate derivatives:
Other nonoperating items	(30)	—	(28)	1
Foreign currency derivatives:
Other nonoperating items	91	55	200	15

Net gains recognized	$481	$804	$606	$43

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	September 30, 2015	December 31, 2014
	(Millions)
Commodity derivative assets:
Derivatives, at fair value	$687	$1,984
Other long-term assets	4	11
Interest rate derivative assets:
Derivatives, at fair value	1	1
Other long-term assets	1	—
Foreign currency derivative assets:
Derivatives, at fair value	2	8

Total derivative assets	$695	$2,004

Commodity derivative liabilities:
Other current liabilities	$19	$28
Other long-term liabilities	5	28
Interest rate derivative liabilities:
Other current liabilities	1	1
Other long-term liabilities	30	—

Total derivative liabilities	$55	$57

4.	Share-Based Compensation

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated comprehensive statements of earnings. Devon’s gross general and administrative expense for the first nine months of 2015 and 2014 includes $25 million and $11 million, respectively, of unit-based compensation related to grants made under EnLink’s long-term incentive plans.

The vesting for certain share-based awards was accelerated in 2014 in conjunction with the divestiture of Devon’s Canadian conventional assets. For the nine months ended September 30, 2014, approximately $15 million of associated expense for these accelerated awards is included in restructuring costs in the accompanying consolidated comprehensive statements of earnings.

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Gross general and administrative expense for share-based compensation	$182	$155
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$48	$40
Related income tax benefit	$37	$34

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its 2009 Long-Term Incentive Plan, as amended (the “2009 Plan”), and its 2015 Long-Term Incentive Plan (the “2015 Plan”), Devon granted share-based awards to certain employees and directors in the first nine months of 2015. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plans.

	Restricted Stock Awards and Units		Performance-Based Restricted Stock Awards		Performance Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/14	4,304	$60.85	380	$59.41	1,477	$70.90
Granted	2,764	$63.61	236	$62.02	786	$84.14
Vested	(1,025)	$62.59	(58)	$61.33	(337)	$66.00
Forfeited	(318)	$61.72	(29)	$64.18	(67)	$79.20

Unvested at 9/30/15	5,725	$61.82	529	$60.10	1,859 (1)	$76.17

(1)	A maximum of 3.7 million common shares could be awarded based upon Devon’s final total shareholder return ranking relative to Devon’s peer group established under applicable award agreements.

The following table presents the assumptions related to the performance share units granted in 2015, as indicated in the previous summary table.

	2015
Grant-date fair value	$81.99	—	$85.05
Risk-free interest rate		1.06%
Volatility factor		26.2%
Contractual term (years)		2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units.

	Restricted Stock Awards and Units	Performance-Based Restricted Stock Awards	Performance Share Units
Unrecognized compensation cost (millions)	$234	$8	$53
Weighted average period for recognition (years)	2.6	2.8	2.0

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with the General Partner’s and EnLink’s unvested restricted incentive units and performance units.

	General Partner		EnLink
	Restricted Incentive Units	Performance Units	Restricted Incentive Units	Performance Units
Unrecognized compensation cost (millions)	$20	$3	$20	$3
Weighted average period for recognition (years)	1.7	2.3	1.7	2.3

5.	Asset Impairments

The following table presents the asset impairments recognized by Devon in the first nine months of 2015.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Gross	Net of Taxes	Gross	Net of Taxes
	(Millions)
U.S. oil and gas assets	$4,715	$2,994	$14,340	$9,105
Canada oil and gas assets	336	248	336	248
EnLink goodwill	576	576	576	576
EnLink other intangible assets	223	223	223	223
Other assets	1	1	4	3

Total asset impairments	$5,851	$4,042	$15,479	$10,155

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The oil and gas impairments resulted from declines in the U.S. and Canada full cost ceilings. The lower ceiling values resulted primarily from significant decreases in the 12-month average trailing prices for oil, bitumen, gas and NGLs, which significantly reduced proved reserves values and, to a lesser degree, proved reserves.

EnLink Goodwill and Other Intangible Assets Impairments

In the third quarter of 2015, Devon recognized goodwill and other intangible assets impairments related to EnLink’s business. Additional information regarding the impairments is discussed in Note 11.

6.	Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total income tax expense (benefit) (millions)	$(1,714)	$613	$(5,435)	$1,698

U.S. statutory income tax rate	(35)%	35%	(35)%	35%
Non-deductible goodwill and intangible impairment	5%	0%	2%	0%
Taxation on Canadian operations	0%	0%	1%	1%
State income taxes	(1)%	2%	(2)%	1%
Repatriations	0%	0%	0%	7%
Other	1%	0%	(1)%	1%

Effective income tax rate	(30)%	37%	(35)%	45%

Devon estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

In the third quarter of 2015, EnLink recorded goodwill and intangibles impairments of approximately $799 million. These impairments are not deductible for purposes of calculating income tax and therefore have an impact on the effective tax rate.

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

In the third quarter of 2014, Devon completed its U.S. asset divestiture program. In conjunction with the divestiture closing, Devon recognized $543 million of current income tax expense. The current tax expense was entirely offset by the recognition of deferred tax benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions, except per share amounts)
Net earnings (loss):
Net earnings (loss) attributable to Devon	$(3,507)	$1,016	$(9,922)	$2,015
Attributable to participating securities	(1)	(11)	(3)	(20)

Basic and diluted earnings (loss)	$(3,508)	$1,005	$(9,925)	$1,995

Common shares:
Common shares outstanding - total	411	409	411	408
Attributable to participating securities	(5)	(4)	(5)	(4)

Common shares outstanding - basic	406	405	406	404
Dilutive effect of potential common shares issuable	—	2	—	2

Common shares outstanding - diluted	406	407	406	406

Net earnings (loss) per share attributable to Devon:
Basic	$(8.64)	$2.48	$(24.45)	$4.94
Diluted	$(8.64)	$2.47	$(24.45)	$4.91
Antidilutive options (1)	4	1	4	3

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

8.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$725	$1,442	$983	$1,448
Change in cumulative translation adjustment	(242)	(299)	(519)	(306)
Income tax benefit	30	20	49	21

Ending accumulated foreign currency translation	513	1,163	513	1,163

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(197)	(172)	(204)	(180)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	4	17	15
Income tax expense	(1)	(2)	(5)	(5)

Ending accumulated pension and postretirement benefits	(192)	(170)	(192)	(170)

Accumulated other comprehensive earnings, net of tax	$321	$993	$321	$993

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of general and administrative expenses on the accompanying consolidated comprehensive statements of earnings. See Note 14 for additional details.

9.	Supplemental Information to Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Net change in working capital accounts:
Accounts receivable	$713	$(25)
Income taxes receivable	514	—
Other current assets	(36)	(120)
Accounts payable	(135)	(118)
Revenues and royalties payable	(288)	381
Income taxes payable	(158)	704
Other current liabilities	(517)	(56)

Net change in working capital	$93	$766

Interest paid (net of capitalized interest)	$343	$355
Income taxes paid (received)	$(339)	$214

On March 7, 2014, Devon completed a business combination to form EnLink. With the exception of a $100 million cash payment to noncontrolling interests, the business combination was a non-monetary transaction. Furthermore, EnLink’s noncash acquisition activity during the first nine months of 2015 included a portion of the Coronado transaction. See Note 2 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2015	December 31, 2014
	(Millions)
Oil, gas and NGL sales	$463	$723
Joint interest billings	215	475
Marketing and midstream revenues	637	706
Other	17	71

Gross accounts receivable	1,332	1,975
Allowance for doubtful accounts	(14)	(16)

Net accounts receivable	$1,318	$1,959

11.	Goodwill and Other Intangible Assets

Goodwill

The following table presents a summary of Devon’s goodwill.

	U.S.	EnLink	Total
	(Millions)
Balance as of December 31, 2014	$2,618	$3,685	$6,303
Acquired during period	—	48	48
Impairment	—	(576)	(576)

Balance as of September 30, 2015	$2,618	$3,157	$5,775

See Note 2 for discussion of changes in goodwill resulting from acquisitions during the first nine months of 2015.

Devon performs an annual impairment test of goodwill at October 31, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Sustained weakness in the overall energy sector driven by low commodity prices, together with a decline in EnLink’s unit price, caused a change in circumstances warranting an interim impairment test of EnLink’s reporting units. In the third quarter of 2015, Devon recorded a noncash goodwill impairment of $576 million related to EnLink’s Louisiana reporting unit.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Intangible Assets

The assessment of EnLink’s customer relationships was also updated as of September 30, 2015 due to the factors in the aforementioned goodwill impairment analysis. Level 3 fair value measurements were utilized for the impairment analysis of definite-lived intangible assets, which included discounted cash flow estimates, consistent with those utilized in the goodwill impairment assessment. This assessment resulted in Devon recognizing a $223 million noncash other intangible assets impairment related to EnLink’s Crude and Condensate reporting unit.

The following table presents other intangible assets reported in other long-term assets in the accompanying consolidated balance sheets.

	September 30, 2015	December 31, 2014
	(Millions)
Customer relationships	$646	$569
Accumulated amortization	(43)	(36)

Net intangibles	$603	$533

The weighted-average amortization period for other intangible assets is 11.4 years. Amortization expense for intangibles was approximately $14.6 million and $10.2 million for the three months ended September 30, 2015 and 2014, respectively, and $44.3 million and $23.2 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents a summary of the estimated remaining aggregate amortization expense for the next five years.

Year	Amortization Amount
(Millions)
2015	$10
2016	$41
2017	$41
2018	$41
2019	$41

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	Debt

A summary of debt is as follows:

	September 30, 2015	December 31, 2014
	(Millions)
Devon debt
Commercial paper	$—	$932
Floating rate due December 15, 2015	500	500
Floating rate due December 15, 2016	350	350
8.25% due July 1, 2018	125	125
2.25% due December 15, 2018	750	750
6.30% due January 15, 2019	700	700
4.00% due July 15, 2021	500	500
3.25% due May 15, 2022	1,000	1,000
7.50% due September 15, 2027	150	150
7.875% due September 30, 2031	1,250	1,250
7.95% due April 15, 2032	1,000	1,000
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	—
Net discount on debentures and notes	(27)	(18)

Total Devon debt	9,048	9,239

EnLink debt
Credit facilities	175	237
2.70% due April 1, 2019	400	400
7.125% due June 1, 2022	163	163
4.40% due April 1, 2024	550	550
4.15% due June 1, 2025	750	—
5.60% due April 1, 2044	350	350
5.05% due April 1, 2045	450	300
Net premium on debentures and notes	14	23

Total EnLink debt	2,852	2,023

Total debt	11,900	11,262

Less amount classified as short-term debt (1)	500	1,432

Total long-term debt	$11,400	$9,830

(1)	Short-term debt as of September 30, 2015 consists of $500 million floating rate due on December 15, 2015. Short-term debt as of December 31, 2014 consists of $932 million of commercial paper and $500 million floating rate due on December 15, 2015.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-Term Debt

In June 2015, Devon issued $750 million of 5.0% senior notes that are unsecured and unsubordinated obligations. Devon intends to use the net proceeds to repay the aggregate principal amount of the floating rate senior notes due 2015 when they mature on December 15, 2015. Pending that use, part of the net proceeds have been used to repay a portion of outstanding commercial paper balances.

Commercial Paper

During the nine months ended September 30, 2015, Devon reduced commercial paper borrowings by $932 million. As of September 30, 2015, Devon had no outstanding commercial paper borrowings.

Credit Lines

Devon has a $3.0 billion syndicated, unsecured revolving line of credit (the “Senior Credit Facility”). As of September 30, 2015, there were no borrowings under the Senior Credit Facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as full cost ceiling impairments or goodwill impairments. As of September 30, 2015, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 21.9%.

EnLink Debt

All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

EnLink has a $1.5 billion unsecured revolving credit facility. As of September 30, 2015, there were $2.8 million in outstanding letters of credit and $175 million in outstanding borrowings at an average rate of 1.46% under the $1.5 billion credit facility. The General Partner has a $250 million secured revolving credit facility. As of September 30, 2015, the General Partner had no outstanding borrowings under the $250 million credit facility. EnLink and the General Partner were in compliance with all financial covenants in their respective credit facilities as of September 30, 2015.

In May 2015, EnLink issued $900 million principal amount of unsecured senior notes, consisting of $750 million principal amount of its 4.15% senior notes due 2025 and an additional $150 million principal amount of its 5.05% senior notes due 2045. EnLink used the net proceeds to repay outstanding borrowings under its revolving credit facility, for capital expenditures and for general operations.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Asset retirement obligations as of beginning of period	$1,399	$2,228
Liabilities incurred	46	79
Liabilities settled and divested (1)	(48)	(987)
Revision of estimated obligation	62	75
Accretion expense on discounted obligation	56	70
Foreign currency translation adjustment	(80)	(55)

Asset retirement obligations as of end of period	1,435	1,410
Less current portion	58	62

Asset retirement obligations, long-term	$1,377	$1,348

(1)	During the first nine months of 2014, Devon reduced its asset retirement obligations by $949 million related to its asset divestiture program discussed in Note 2.

14.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(Millions)
Service cost	$9	$7	$25	$22	$—	$—	$—	$—
Interest cost	13	14	39	41	—	—	—	—
Expected return on plan assets	(14)	(13)	(44)	(40)	—	—	—	—
Amortization of prior service cost (1)	1	1	3	3	—	(1)	(1)	(1)
Net actuarial loss (gain) (1)	5	4	15	14	—	—	—	(1)

Net periodic benefit cost (2)	$14	$13	$38	$40	$—	$(1)	$(1)	$(2)

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of general and administrative expenses in the accompanying consolidated comprehensive statements of earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	Stockholders’ Equity

Dividends

Devon paid common stock dividends of $296 million and $287 million in the first nine months of 2015 and 2014, respectively. Devon increased the quarterly cash dividend rate from $0.22 per share to $0.24 per share in the second quarter of 2014.

Stock Option Proceeds

Devon received $4 million and $92 million from stock option proceeds during the first nine months of 2015 and 2014, respectively.

16.	Noncontrolling Interests

Subsidiary Equity Transactions

In March 2015, Devon conducted an underwritten secondary public offering of 22.8 million common units representing limited partner interests in EnLink, raising net proceeds of $569 million. In April 2015, as part of the secondary public offering, the underwriters fully exercised their option to purchase an additional 3.4 million EnLink common units from Devon, resulting in an incremental $85 million of net proceeds raised.

Through its equity distribution agreements, EnLink has the ability to sell common units through an “at the market” equity offering program. During the first nine months of 2015 and 2014, EnLink sold approximately 0.7 million and 2.4 million common units, generating net proceeds of $13 million and $72 million, respectively.

As a result of these transactions and the Coronado acquisition and dropdown transactions discussed in Note 2, Devon’s ownership interest in EnLink decreased from 49% at December 31, 2014 to 29% at September 30, 2015, excluding the interest held by the General Partner. The net gains and losses and related income taxes resulting from these transactions have been recorded as an adjustment to equity, and the change in ownership reflected as an adjustment to noncontrolling interests.

On October 29, 2015, the General Partner acquired approximately 2.8 million common units in EnLink in a private placement. EnLink received proceeds of $50 million in the transaction.

Distributions to Noncontrolling Interests

EnLink and the General Partner distributed $186 million and $187 million to non-Devon unitholders during the first nine months of 2015 and 2014, respectively.

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at September 30, 2015 and December 31, 2014. Therefore, such financial assets and liabilities are not presented in the following tables. Additionally, information regarding the fair values of oil and gas assets, goodwill and other intangible assets is provided in Note 5 and Note 11.

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(Millions)
September 30, 2015 assets (liabilities):
Cash equivalents	$1,271	$1,271	$841	$430	$—
Commodity derivatives	$691	$691	$—	$691	$—
Commodity derivatives	$(24)	$(24)	$—	$(24)	$—
Interest rate derivatives	$2	$2	$—	$2	$—
Interest rate derivatives	$(31)	$(31)	$—	$(31)	$—
Foreign currency derivatives	$2	$2	$—	$2	$—
Debt	$(11,900)	$(12,113)	$—	$(12,113)	$—
Capital lease obligations	$(18)	$(17)	$—	$(17)	$—

December 31, 2014 assets (liabilities):
Cash equivalents	$950	$950	$340	$610	$—
Commodity derivatives	$1,995	$1,995	$—	$1,995	$—
Commodity derivatives	$(56)	$(56)	$—	$(56)	$—
Interest rate derivatives	$1	$1	$—	$1	$—
Interest rate derivatives	$(1)	$(1)	$—	$(1)	$—
Foreign currency derivatives	$8	$8	$—	$8	$—
Debt	$(11,262)	$(12,472)	$—	$(12,472)	$—
Capital lease obligations	$(20)	$(20)	$—	$(20)	$—

The following methods and assumptions were used to estimate the fair values in the table above.

Level 1 Fair Value Measurements

Cash equivalents – Amounts consist primarily of money market investments. The fair value approximates the carrying value.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Level 2 Fair Value Measurements

Cash equivalents – Amounts consist primarily of commercial paper and Canadian agency and provincial securities investments. The fair value approximates the carrying value.

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

	U.S.(1)	Canada	EnLink(1)	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2015:
Revenues from external customers	$2,381	$221	$999	$—	$3,601
Intersegment revenues	$—	$—	$172	$(172)	$—
Depreciation, depletion and amortization	$510	$134	$100	$—	$744
Interest expense	$96	$22	$31	$(11)	$138
Asset impairments	$4,716	$336	$799	$—	$5,851
Loss before income taxes	$(4,464)	$(401)	$(758)	$—	$(5,623)
Income tax expense (benefit)	$(1,605)	$(116)	$7	$—	$(1,714)
Net loss	$(2,859)	$(285)	$(765)	$—	$(3,909)
Net loss attributable to noncontrolling interests	$—	$—	$(402)	$—	$(402)
Net loss attributable to Devon	$(2,859)	$(285)	$(363)	$—	$(3,507)
Capital expenditures	$974	$108	$105	$—	$1,187

Three Months Ended September 30, 2014:
Revenues from external customers	$4,197	$481	$658	$—	$5,336
Intersegment revenues	$—	$—	$199	$(199)	$—
Depreciation, depletion and amortization	$654	$113	$75	$—	$842
Interest expense	$95	$20	$14	$(11)	$118
Earnings before income taxes	$1,463	$109	$82	$—	$1,654
Income tax expense	$557	$38	$18	$—	$613
Net earnings	$906	$71	$64	$—	$1,041
Net earnings attributable to noncontrolling interests	$—	$—	$25	$—	$25
Net earnings attributable to Devon	$906	$71	$39	$—	$1,016
Capital expenditures	$1,211	$335	$209	$—	$1,755

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.(1)	Canada	EnLink(1)	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2015:
Revenues from external customers	$6,570	$802	$2,887	$—	$10,259
Intersegment revenues	$—	$—	$499	$(499)	$—
Depreciation, depletion and amortization	$1,817	$382	$289	$—	$2,488
Interest expense	$271	$70	$76	$(34)	$383
Asset impairments	$14,344	$336	$799	$—	$15,479
Loss before income taxes	$(14,450)	$(609)	$(667)	$—	$(15,726)
Income tax expense (benefit)	$(5,334)	$(129)	$28	$—	$(5,435)
Net loss	$(9,116)	$(480)	$(695)	$—	$(10,291)
Net earnings (loss) attributable to noncontrolling interests	$1	$—	$(370)	$—	$(369)
Net loss attributable to Devon	$(9,117)	$(480)	$(325)	$—	$(9,922)
Property and equipment, net	$11,586	$5,623	$5,566	$—	$22,775
Total assets	$17,436	$6,754	$10,274	$(113)	$34,351
Capital expenditures	$3,205	$478	$777	$—	$4,460

Nine Months Ended September 30, 2014:
Revenues from external customers	$10,065	$1,671	$1,835	$—	$13,571
Intersegment revenues	$—	$—	$672	$(672)	$—
Depreciation, depletion and amortization	$1,791	$419	$199	$—	$2,409
Interest expense	$303	$61	$33	$(31)	$366
Earnings before income taxes	$2,224	$1,310	$234	$—	$3,768
Income tax expense	$1,121	$517	$60	$—	$1,698
Net earnings	$1,103	$793	$174	$—	$2,070
Net earnings attributable to noncontrolling interests	$1	$—	$54	$—	$55
Net earnings attributable to Devon	$1,102	$793	$120	$—	$2,015
Property and equipment, net	$23,661	$6,882	$4,626	$—	$35,169
Total assets	$30,431	$10,895	$9,630	$(117)	$50,839
Capital expenditures	$9,724	$1,055	$515	$—	$11,294

Year Ended December 31, 2014:
Property and equipment, net	$24,463	$6,790	$5,043	$—	$36,296
Total assets	$32,037	$8,517	$10,207	$(124)	$50,637

(1)	Due to Devon’s control of EnLink through its control of the General Partner, the acquisition of VEX by EnLink from Devon in the second quarter of 2015 was considered a transfer of net assets between entities under common control, and EnLink was required to recast its financial statements as of September 30, 2015 to include the activities of such assets from the date of common control. Therefore, the results of VEX for prior periods have been moved from the U.S. segment to the EnLink segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month and nine-month periods ended September 30, 2015, compared to the three-month and nine-month periods ended September 30, 2014 and in our financial condition and liquidity since December 31, 2014. For information regarding our critical accounting policies and estimates, see our 2014 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2015 Results

Key components of our financial performance are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon	$(3,507)	$1,016	N/M	$(9,922)	$2,015	N/M
Core earnings attributable to Devon(1)	$316	$552	- 43%	$725	$1,673	- 57%
Earnings (loss) per share attributable to Devon	$(8.64)	$2.47	N/M	$(24.45)	$4.91	N/M
Core earnings per share attributable to Devon (1)	$0.76	$1.34	- 43%	$1.76	$4.08	- 57%
Retained production (MBoe/d)	680	640	+6%	680	608	+12%
Total production (MBoe/d)	680	671	+1%	680	676	+1%
Realized price per Boe	$21.37	$41.92	- 49%	$22.98	$42.38	- 46%
Operating cash flow	$1,553	$1,559	- 0%	$4,302	$5,018	- 14%
Capitalized costs, including acquisitions	$1,187	$1,755	- 32%	$4,460	$11,294	- 61%
Shareholder and noncontrolling interests distributions	$167	$144	+16%	$482	$474	+2%

(1)	Core earnings and core earnings per share attributable to Devon are financial measures not prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of core earnings and core earnings per share attributable to Devon, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

The downward pressure on crude oil prices that began in November 2014 has continued throughout 2015. As compared to the third quarter and first nine months of 2014, the 2015 WTI crude oil index decreased roughly 50%, and the Henry Hub natural gas index dropped roughly one third. Additionally, NGL prices have also been challenged. As a result, net earnings attributable to Devon, core earnings attributable to Devon and core earnings per share attributable to Devon for the third quarter and first nine months of 2015 decreased significantly compared to the same periods in 2014.

Although we are operating in a challenging environment, we believe that we have strategically positioned our company so that we can prudently continue investing in our portfolio of assets in 2015 and remain in a financially strong position, as detailed below:

•	Approximately half of our oil and gas production in 2015 has been hedged at approximately $90 per barrel and $4 per Mcf, respectively. Through the first nine months of 2015, these contracts have generated $1.7 billion of cash flow.

•	Operating efficiencies and cost reduction efforts have increased retained production by 12%, while reducing lease operating expenses by 8%.

•	We continue to maintain a strong balance sheet in order to preserve our liquidity and financial flexibility.

•	EnLink enhances our financial optionality. We received approximately $860 million from the sale of EnLink units and unit distributions in the first nine months of 2015. Additionally, in the second quarter of 2015, we dropped VEX into EnLink, receiving approximately $180 million in cash and equity.

In the third quarter of 2015, we recognized $5.9 billion of asset impairments related to the depressed prices for commodities. While these impairments significantly impacted our earnings, they had no effect on our operating cash flow, which funded all our capital requirements in the third quarter of 2015.

As we look forward to the fourth quarter of 2015 and into 2016, we expect commodity pricing to continue to be challenged. A sustained low commodity price environment, coupled with a significant portion of our hedges expiring in the fourth quarter of 2015, will impact net earnings attributable to Devon, core earnings attributable to Devon and core earnings per share attributable to Devon.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Oil (MBbls/d)
Anadarko Basin	9	10	- 11%	9	10	- 8%
Barnett Shale	1	2	- 38%	1	2	- 37%
Delaware Basin	41	27	+49%	39	26	+50%
Eagle Ford	62	47	+32%	68	33	+107%
Midland Basin	23	29	- 20%	25	29	- 13%
Rockies	16	10	+61%	15	9	+67%
Other	9	11	- 18%	10	12	- 17%

Total U.S.	161	136	+18%	167	121	+38%
Canada	27	27	+0%	26	26	+2%

Total retained properties	188	163	+15%	193	147	+32%
Divested properties	—	3	N/M	—	7	N/M

Total	188	166	+13%	193	154	+25%

Bitumen (MBbls/d)
Canada	94	53	+77%	81	52	+56%
Gas (MMcf/d)
Anadarko Basin	278	323	- 14%	288	304	- 5%
Barnett Shale	788	896	- 12%	806	920	- 12%
Delaware Basin	70	68	+3%	70	67	+5%
Eagle Ford	154	109	+41%	148	74	+99%
Midland Basin	76	68	+12%	75	63	+18%
Rockies	58	66	- 12%	58	66	- 12%
Other	146	160	- 9%	153	162	- 6%

Total U.S.	1,570	1,690	- 7%	1,598	1,656	- 3%
Canada	16	26	- 36%	21	24	- 13%

Total retained properties	1,586	1,716	- 8%	1,619	1,680	- 4%
Divested properties	—	138	N/M	—	311	N/M

Total	1,586	1,854	- 14%	1,619	1,991	- 19%

NGLs (MBbls/d)
Anadarko Basin	27	34	- 21%	27	32	- 16%
Barnett Shale	44	54	- 19%	48	55	- 12%
Delaware Basin	8	7	+13%	9	8	+13%
Eagle Ford	26	14	+80%	24	9	+158%
Midland Basin	12	12	+2%	11	10	+10%
Rockies	2	1	+50%	1	1	+31%
Other	15	16	- 6%	16	14	+14%

Total U.S.	134	138	- 3%	136	129	+5%
Divested properties	—	5	N/M	—	9	N/M

Total	134	143	- 6%	136	138	- 2%

Combined (MBoe/d)
Anadarko Basin	83	98	- 15%	84	92	- 8%
Barnett Shale	176	205	- 14%	184	209	- 12%
Delaware Basin	61	46	+32%	59	45	+31%
Eagle Ford	113	79	+43%	116	54	+114%
Midland Basin	48	52	- 8%	49	50	- 2%
Rockies	28	22	+25%	26	22	+18%
Other	47	54	- 13%	51	54	- 6%

Total U.S.	556	556	+0%	569	526	+8%
Canada	124	84	+48%	111	82	+36%

Total retained properties	680	640	+6%	680	608	+12%
Divested properties	—	31	N/M	—	68	N/M

Total	680	671	+1%	680	676	+1%

Oil, Gas and NGL Pricing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 (1)	2014 (1)	Change	2015 (1)	2014 (1)	Change
Oil (per Bbl)
U.S.	$42.09	$90.23	- 53%	$45.91	$92.55	- 50%
Canada	$29.10	$71.07	- 59%	$33.36	$72.76	- 54%
Total	$40.23	$87.20	- 54%	$44.19	$88.75	- 50%
Bitumen (per Bbl)
Canada	$23.96	$63.34	- 62%	$26.05	$61.45	- 58%
Gas (per Mcf)
U.S.	$2.26	$3.61	- 37%	$2.30	$4.04	- 43%
Canada (2)	$0.09	$0.76	- 87%	$0.61	$3.80	- 84%
Total	$2.24	$3.57	- 37%	$2.27	$4.02	- 43%
NGLs (per Bbl)
U.S.	$8.80	$25.82	- 66%	$9.50	$26.80	- 65%
Canada	$—	$63.46	N/M	$—	$50.57	N/M
Total	$8.80	$25.90	- 66%	$9.50	$27.34	- 65%
Combined (per Boe)
U.S.	$20.66	$38.90	- 47%	$22.18	$39.81	- 44%
Canada	$24.55	$63.23	- 61%	$27.06	$55.85	- 52%
Total	$21.37	$41.92	- 49%	$22.98	$42.38	- 46%

(1)	The prices presented exclude any effects due to oil, gas and NGL derivatives.
(2)	The reported Canadian gas volumes include 12 and 14 MMcf per day for the third quarter of 2015 and 2014, respectively, and 12 and 24 MMcf per day for the first nine months of 2015 and 2014, respectively, that are produced from certain of our leases and then transported to our Jackfish operations where the gas is used as fuel. However, the revenues and expenses related to this consumed gas are eliminated in our consolidated financial results. With the sale of the vast majority of the Canadian gas business in the second quarter of 2014, the eliminated gas revenues subsequently impacted our gas price more significantly.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2014 sales	$1,326	$311	$610	$341	$2,588
Change due to volumes	178	239	(88)	(21)	308
Change due to prices	(810)	(342)	(195)	(211)	(1,558)

2015 sales	$694	$208	$327	$109	$1,338

	Nine Months Ended September 30,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2014 sales	$3,729	$876	$2,187	$1,032	$7,824
Change due to volumes	948	489	(409)	(21)	1,007
Change due to prices	(2,349)	(786)	(773)	(659)	(4,567)

2015 sales	$2,328	$579	$1,005	$352	$4,264

Oil, gas and NGL sales increased in the third quarter and first nine months of 2015 due to strong production growth from our U.S. oil properties. The growth was primarily driven by the continued development of our Eagle Ford, Delaware Basin and Rockies properties. Additionally, our bitumen production increased in both periods, primarily due to Jackfish 3 coming on-line late in the third quarter of 2014 and reaching nameplate capacity in the third quarter of 2015. Lower royalties resulting from the significant price decrease also increased our heavy oil production. The increases were partially offset by a decrease in our gas production, which resulted primarily from asset divestitures in 2014.

Oil, gas and NGL sales decreased in the third quarter and first nine months of 2015 due to significant price decreases for all commodities. The decrease in oil and bitumen sales resulted from lower average WTI crude oil index prices, which were 52% lower than the third quarter of 2014 and 49% lower than the first nine months of 2014. The decreases in gas and NGL sales for both periods were due to lower North American regional index prices upon which our gas sales are based and lower NGL prices at the Mont Belvieu, Texas hub.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Cash settlements:
Oil derivatives	$548	$(22)	$1,459	$(137)
Gas derivatives	69	26	231	(67)

Total cash settlements	617	4	1,690	(204)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Gains (losses) on fair value changes:
Oil derivatives	(163)	642	(1,111)	233
Gas derivatives	(40)	102	(153)	—

Total gains (losses) on fair value changes	(203)	744	(1,264)	233

Oil, gas and NGL derivatives	$414	$748	$426	$29

	Three Months Ended September 30, 2015
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$40.23	$23.96	$2.24	$8.80	$21.37
Cash settlements of hedges (1)	31.81	—	0.47	—	9.86

Realized price, including cash settlements	$72.04	$23.96	$2.71	$8.80	$31.23

	Three Months Ended September 30, 2014
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$87.20	$63.34	$3.57	$25.90	$41.92
Cash settlements of hedges (1)	(1.42)	—	0.15	0.01	0.07

Realized price, including cash settlements	$85.78	$63.34	$3.72	$25.91	$41.99

	Nine Months Ended September 30, 2015
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$44.19	$26.05	$2.27	$9.50	$22.98
Cash settlements of hedges (1)	27.69	—	0.53	—	9.11

Realized price, including cash settlements	$71.88	$26.05	$2.80	$9.50	$32.09

	Nine Months Ended September 30, 2014
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$88.75	$61.45	$4.02	$27.34	$42.38
Cash settlements of hedges (1)	(3.25)	—	(0.12)	—	(1.11)

Realized price, including cash settlements	$85.50	$61.45	$3.90	$27.34	$41.27

(1)	Cash settlements of oil hedges include settlements from our Western Canadian Select basis swaps presented in Note 3 to the financial statements included in “Part 1. Financial Information – Item 1. Financial Statements” of this report.

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our commodity derivatives in each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our commodity derivatives generated net gains in all periods presented.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Millions)
Operating revenues	$1,849	$2,000	- 8%	$5,569	$5,718	- 3%
Product purchases	(1,535)	(1,709)	- 10%	(4,645)	(4,897)	- 5%
Operations and maintenance expenses	(102)	(72)	+42%	(294)	(195)	+51%

Operating profit	$212	$219	- 3%	$630	$626	+1%

Devon profit	$1	$25	- 96%	$14	$91	- 85%
EnLink profit	211	194	+9%	616	535	+15%

Total profit	$212	$219	- 3%	$630	$626	+1%

Marketing and midstream operating profit changes were largely driven by EnLink’s acquisitions in the fourth quarter of 2014 and first nine months of 2015, partially offset by a decrease in Devon’s marketing activities due to a decrease in commodity prices.

Lease Operating Expenses (“LOE”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Millions, except per Boe amounts)
LOE:
U.S.	$376	$410	- 8%	$1,188	$1,163	+2%
Canada	134	174	- 23%	437	601	- 27%

Total	$510	$584	- 13%	$1,625	$1,764	- 8%

LOE per Boe:
U.S.	$7.34	$7.58	- 3%	$7.65	$7.50	+2%
Canada	$11.75	$22.78	- 48%	$14.38	$20.34	- 29%
Total	$8.14	$9.47	- 14%	$8.75	$9.56	- 8%

LOE per Boe decreased during the third quarter and the first nine months of 2015 primarily due to higher Jackfish 3 volumes, our cost reduction initiatives, lower royalties and changes in the Canadian to U.S. foreign exchange rate. As Canadian royalties decrease, our net production volumes increase, causing improvements to our per-unit operating costs. For the first nine months of 2015, the impact of our Canadian decrease to total unit costs was partially offset by higher unit costs in the U.S. The slightly higher U.S. rate is primarily related to our 2014 gas asset divestitures and our oil production growth, where projects generate higher margins but generally require a higher cost to produce per unit than our retained and divested gas projects.

General and Administrative Expenses (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Millions, except per Boe amounts)
Gross G&A	$320	$320	- 0%	$1,039	$967	+7%
Capitalized G&A	(92)	(94)	- 3%	(287)	(268)	+7%
Reimbursed G&A	(30)	(31)	- 4%	(91)	(104)	- 13%

Net G&A	$198	$195	+2%	$661	$595	+11%

Net G&A per Boe	$3.17	$3.16	+0%	$3.56	$3.22	+11%

Gross G&A, net G&A and net G&A per Boe increased during the first nine months of 2015 largely due to an increase in EnLink G&A of approximately $39 million combined with higher Devon employee costs in the first quarter of 2015. As a result of our cost reduction initiatives, gross G&A has declined approximately 8% in the second quarter compared to the first quarter of 2015 and has declined 8% in the third quarter compared to the second quarter of 2015. Net G&A also increased from lower reimbursements subsequent to our 2014 asset divestitures. These increases were partially offset by $22 million in one-time costs related to the EnLink and GeoSouthern transactions in the first quarter of 2014.

Production and Property Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Millions)
Production	$48	$97	- 51%	$160	$288	- 45%
Property and other	43	43	+1%	155	139	+12%

Production and property taxes	$91	$140	- 35%	$315	$427	- 26%

Percentage of oil, gas and NGL sales:
Production	3.6%	3.8%	- 6%	3.7%	3.7%	+1%
Property and other	3.2%	1.6%	+108%	3.7%	1.8%	+105%

Total	6.8%	5.4%	+25%	7.4%	5.5%	+35%

Our absolute production and property taxes decreased during the third quarter and first nine months of 2015 primarily due to a decrease in our U.S. revenues, on which the majority of our production taxes are assessed. Production and property taxes as a percentage of oil, gas and NGL sales increased during the third quarter and first nine months of 2015 primarily due to ad valorem and other taxes that do not change in direct correlation with oil, gas and NGL sales.

Depreciation, Depletion and Amortization (“DD&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Millions, except per Boe amounts)
DD&A:
Oil & gas properties	$603	$733	- 18%	$2,078	$2,111	- 2%
Other assets	141	109	+28%	410	298	+37%

Total	$744	$842	- 12%	$2,488	$2,409	+3%

DD&A per Boe:
Oil & gas properties	$9.63	$11.87	- 19%	$11.20	$11.43	- 2%
Other assets	2.25	1.78	+26%	2.21	1.62	+37%

Total	$11.88	$13.65	- 13%	$13.41	$13.05	+3%

DD&A from our oil and gas properties decreased in the third quarter of 2015 compared to the third quarter of 2014 largely due to lower DD&A rates, as a result of the oil and gas asset impairments recognized in the first and second quarters of 2015.

DD&A from our oil and gas properties decreased for the first nine months of 2015 compared to the first nine months of 2014 largely due to the 2014 divestitures of certain U.S. and Canadian assets and the oil and gas asset impairments recognized in the first and second quarters of 2015. This decrease was partially offset by higher DD&A rates resulting from our oil and gas drilling and development activities and the 2014 GeoSouthern acquisition. Other DD&A increased primarily due to EnLink’s acquisitions in 2014 and the first nine months of 2015 and drove the overall increase in DD&A for the first nine months of 2015.

Asset Impairments

During the third quarter and first nine months of 2015, we recognized asset impairments of $5.9 billion and $15.5 billion, respectively. For further discussion, see Note 5 in “Part 1. Financial Information – Item 1. Financial Statements.”

Gain on Asset Sales

In conjunction with the divestiture of certain Canadian properties, we recognized a gain of $1.1 billion in the first nine months of 2014. For further discussion, see Note 2 in “Part 1. Financial Information – Item 1. Financial Statements.”

Net Financing Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Millions)
Interest based on debt outstanding	$147	$133	+11%	$413	$399	+3%
Capitalized interest	(17)	(21)	- 19%	(46)	(56)	- 17%
Other fees and expenses	8	6	+23%	16	23	- 27%

Interest expense	138	118	+17%	383	366	+5%
Interest income	(2)	(2)	- 27%	(5)	(7)	- 27%

Net financing costs	$136	$116	+18%	$378	$359	+5%

Net financing costs increased during the third quarter of 2015 primarily due to an increase in EnLink fixed-rate borrowings. Net financing costs increased during the first nine months of 2015 primarily due to an increase of $38 million in EnLink interest expense as a result of an increase in fixed-rate borrowings partially offset by a $25 million decline in Devon interest expense as a result of a decrease in fixed-rate borrowings.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total income tax expense (benefit) (millions)	$(1,714)	$613	$(5,435)	$1,698
Effective income tax rate	(30)%	37%	(35)%	45%

For further discussion of our income tax expense (benefit), see Note 6 in “Part 1. Financial Information – Item 1. Financial Statements.”

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in our cash and cash equivalents for the nine months ended September 30, 2015 and 2014.

	Devon		EnLink		Consolidated
	2015	2014	2015	2014	2015	2014
	(Millions)
Operating cash flow	$3,810	$4,609	$492	$409	$4,302	$5,018
Sale of subsidiary units	654	—	—	—	654	—
Divestitures of property and equipment	35	5,202	—	—	35	5,202
Capital expenditures	(3,779)	(4,497)	(450)	(516)	(4,229)	(5,013)
Acquisitions of property, equipment and businesses	(199)	(6,105)	(331)	(150)	(530)	(6,255)
Debt activity, net	(198)	(1,823)	821	398	623	(1,425)
Shareholder and noncontrolling interests distributions	(296)	(287)	(186)	(187)	(482)	(474)
EnLink and General Partner distributions	202	57	(202)	(57)	—	—
EnLink dropdowns	171	—	(171)	—	—	—
Stock option proceeds	4	92	—	—	4	92
Issuance of subsidiary units	—	—	13	72	13	72
Effect of exchange rate and other	(111)	54	28	71	(83)	125

Net change in cash and cash equivalents	$293	$(2,698)	$14	$40	$307	$(2,658)

Cash and cash equivalents at end of period	$1,705	$3,368	$82	$40	$1,787	$3,408

Operating Cash Flow

Net cash provided by operating activities (“operating cash flow”) was a significant source of capital in the first nine months of 2015. Our consolidated operating cash flow decreased 14% primarily due to lower commodity prices. The effect of lower prices was partially offset by the collection of $425 million of income taxes receivable in the first quarter of 2015 and cash settlements associated with our commodity derivatives during the first nine months of 2015.

Excluding payments made for acquisitions, our consolidated operating cash flow funded 100% of our capital expenditures during the first nine months of 2015 and 2014. In 2015, leveraging our liquidity, we also used cash balances, short-term debt and proceeds from the sale of EnLink common units to help fund our acquisitions and other operating needs.

Sale of Subsidiary Units

In March 2015, we conducted an underwritten secondary public offering of 22.8 million common units representing limited partner interests in EnLink, raising proceeds of $569 million, net of underwriting discount. Additionally, in April 2015, as part of the secondary public offering, underwriters fully exercised their option to purchase an additional 3.4 million EnLink common units from Devon, resulting in an incremental $85 million of net proceeds raised.

Divestitures of Property and Equipment

In the first nine months of 2014, we sold certain Canadian and U.S. assets as part of our 2014 asset divestiture program. For further discussion, see Note 2 in “Part 1. Financial Information – Item 1. Financial Statements.”

Capital Expenditures and Acquisitions of Property, Equipment and Businesses

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Exploration and development	$3,369	$3,753
Acquisition of oil and gas properties	199	6,095
Capitalized G&A and interest	279	260

Total oil and gas	3,847	10,108
Midstream	51	401
Corporate and other	80	93

Devon capital expenditures	3,978	10,602
EnLink, including acquisitions	781	666

Total capital expenditures	$4,759	$11,268

Capital expenditures consist of amounts related to our oil and gas exploration and development operations, midstream operations, other corporate activities and EnLink growth and maintenance activities. The vast majority of Devon’s capital expenditures are for the acquisition, drilling and development of oil and gas properties. In response to lower commodity prices, Devon’s 2015 capital program is designed to be lower than 2014, particularly compared to the second half of 2014 when oil prices began to significantly decline. This change is evidenced by a 46% decrease in exploration and development costs from the fourth quarter of 2014 to the third quarter of 2015 as well as a 24% decrease from the second quarter of 2015 to the third quarter of 2015.

Capital expenditures for Devon’s midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. Midstream capital expenditures are largely impacted by Devon’s oil and gas drilling activities. EnLink’s expenditures were primarily related to the acquisition of additional oil and gas pipeline assets.

Debt Activity, Net

In 2015, our consolidated net debt borrowings increased $623 million. In June 2015, we issued $750 million of 5.0% senior notes that are unsecured and unsubordinated obligations of Devon. We intend to use these proceeds to repay the aggregate principal amount of our floating rate senior notes when they mature on December 15, 2015. Pending that use, part of these proceeds have been used to repay a portion of outstanding commercial paper balances. EnLink’s net debt borrowings increased $821 million primarily due to borrowings made to fund acquisitions and dropdowns.

In 2014, our consolidated net debt borrowings decreased $1.4 billion. The decrease was the net impact of repaying our $500 million senior notes upon maturity and reducing commercial paper balances by $1.3 billion primarily with repatriated Canadian divestiture proceeds, which were offset by EnLink borrowings of $400 million.

Shareholder and Noncontrolling Interests Distributions

The following table summarizes our common stock dividends during the first nine months of 2015 and 2014. In the second quarter of 2014, we increased our quarterly dividend to $0.24 per share.

	Nine Months Ended September 30,
	2015		2014
	Amount	Per Share	Amount	Per Share
	(Millions, except per share amounts)
Dividends	$296	$0.72	$287	$0.70

EnLink and the General Partner distributed $186 million and $187 million to non-Devon unitholders during the first nine months of 2015 and 2014, respectively.

EnLink and General Partner Distributions

Devon received $202 million and $57 million in distributions from EnLink and the General Partner during the first nine months of 2015 and 2014, respectively.

EnLink Dropdowns

In the second quarter of 2015, Devon received $171 million in cash from EnLink in exchange for VEX. For further discussion, see Note 2 in “Part 1. Financial Information – Item 1. Financial Statements.”

Stock Option Proceeds

We received $4 million and $92 million from stock option proceeds during the first nine months of 2015 and 2014, respectively.

Issuance of Subsidiary Units

During the first nine months of 2015 and 2014, EnLink sold approximately 0.7 million and 2.4 million common units through its “at the market” equity program, generating net proceeds of $13 million and $72 million, respectively.

Liquidity

Historically, our primary sources of capital and liquidity have been our operating cash flow and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Other available sources of capital and liquidity include, among other things, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC, as well as the sale of a portion of our common units representing interests in our investment in EnLink and the General Partner and asset dropdowns to EnLink in exchange for cash. We estimate the combination of these sources of capital will continue to be adequate to fund future capital expenditures, debt repayments and other contractual commitments.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, bitumen, gas and NGLs we produce and sell. Our consolidated operating cash flow decreased 14% in the first nine months of 2015 compared to the first nine months of 2014 as a result of the significant decrease in commodity prices. In spite of this decline, we expect operating cash flow to continue to be our primary source of liquidity as we adjust our capital program in response to lower commodity prices. To mitigate some of the risk inherent in prices, we have utilized various derivative financial instruments to set minimum and maximum prices on a significant portion of our 2015 production. These hedges are expected to generate an estimated $2 billion of cash flow in 2015. Currently, our 2016 production is largely unhedged. If commodity prices remain consistent with 2015 and we are unable to obtain favorable hedge contracts for our 2016 production, we would expect our 2016 operating cash flow to be negatively impacted by approximately $2 billion. However, assuming current pricing expectations, we expect to generate low single-digit oil production growth in 2016, with an estimated exploration and production capital budget of $2.0 billion – $2.5 billion.

The key terms to our open oil, gas and NGL derivative financial instruments as of September 30, 2015 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Additionally, we anticipate utilizing our credit availability to provide additional liquidity as needed.

Credit Availability

As of September 30, 2015, we had $3.0 billion of available capacity under the Senior Credit Facility, net of letters of credit outstanding. This credit facility supports our $3.0 billion commercial paper program. At September 30, 2015, we had no outstanding commercial paper borrowings.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. As of September 30, 2015, we were in compliance with this covenant with a debt-to-capitalization ratio of 21.9%.

EnLink Capital Resources and Expenditures

EnLink has a $1.5 billion unsecured revolving credit facility, and the General Partner has a $250 million secured revolving credit facility. As of September 30, 2015, there were $2.8 million in outstanding letters of credit and $175 million outstanding borrowings under the $1.5 billion credit facility, and there were no outstanding borrowings under the $250 million credit facility.

On October 1, 2015, EnLink acquired Delaware Basin natural gas gathering and processing assets from Matador for approximately $143 million, subject to certain adjustments.

Critical Accounting Estimates

Full Cost Method of Accounting and Proved Reserves

We perform a full cost ceiling impairment test each quarter for our U.S. and Canadian oil and gas properties. The ceiling tests for the first three quarters of 2015 resulted in our recognizing ceiling impairments on our U.S. and Canadian properties totaling $14.3 billion and $336 million, respectively.

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

Based on prices from the first nine months of 2015 and the short-term pricing outlook for the remainder of 2015, we expect to recognize additional U.S. and Canadian full cost impairments in the fourth quarter of 2015. The U.S. impairment will be material to our net earnings, but we estimate it will not be as large as the $4.7 billion impairment we recognized in the third quarter of 2015. We expect to recognize an impairment related to our Canadian oil and gas properties in excess of the $336 million recognized in the third quarter of 2015. While difficult to measure, we estimate that the fourth quarter 2015 impairments will approximate $5 billion in the aggregate. Our full cost impairments will have no impact to our cash flow or liquidity.

Goodwill

We test goodwill for impairment annually at October 31, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. Sustained weakness in the overall energy sector beginning in the fourth quarter of 2014 and continuing into 2015 driven by low commodity prices, together with a decline in the EnLink unit price, caused a change in circumstances warranting an interim impairment test for EnLink’s reporting units.

The goodwill assessment is performed at the reporting unit level and primarily utilizes a discounted cash flow analysis, supplemented by a market approach analysis in the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples and estimated future cash flows including volume forecasts and estimated operating and general and administrative costs. In estimating cash flows, current and historical market information, among other factors, are incorporated.

Using the fair value approaches described above, it was determined that the estimated fair value of EnLink’s Louisiana reporting unit was less than its carrying amount, primarily due to changes in assumptions related to commodity prices and discount rates. Through the analysis, a goodwill impairment of $576 million for EnLink’s Louisiana reporting unit was recognized in the third quarter of 2015. Subsequent to the impairment, we had $211 million of goodwill allocated to this reporting unit, the carrying value of which approximated the fair value.

No other goodwill impairment was identified or recorded for the remaining reporting units as a result of the interim goodwill assessment, as their estimated fair values were in excess of carrying values. However, the fair value of EnLink’s Crude and Condensate segment did not substantially exceed its carrying value. As of September 30, 2015, the fair value of EnLink’s Crude and

Condensate reporting unit exceeded its carrying value by approximately 15%, and we had $142 million of goodwill allocated to this reporting unit.

Our impairment determinations involved significant assumptions and judgments, as discussed above. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual future results are not consistent with these assumptions and estimates, or the assumptions and estimates change due to new information, we may be exposed to additional goodwill impairment charges, which would be recognized in the period in which we would determine that the carrying value exceeds fair value. We would expect that a prolonged or sustained period of lower commodity prices would adversely affect the estimate of future operating results, which could result in future goodwill impairments for other reporting units due to the potential impact on the cash flows of our operations.

The goodwill impairment has no effect on liquidity or capital resources. However, it adversely affects our results of operations in the period recognized.

Other Intangible Assets

In the third quarter of 2015, the assessment of customer relationships was updated due to the factors described in the aforementioned goodwill section. This assessment resulted in a $223 million impairment of other intangible assets related to EnLink’s Crude and Condensate reporting unit. Level 3 fair value measurements were utilized for the impairment analysis of definite-lived intangible assets, which included discounted cash flow estimates, consistent with those utilized in the goodwill impairment assessment.

The other intangible assets impairment has no effect on liquidity or capital resources. However, it adversely affects our results of operations in the period recognized.

Non-GAAP Measures

We make reference to “core earnings attributable to Devon” and “core earnings per share attributable to Devon” in “Overview of 2015 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures should not be considered as alternatives to GAAP measures. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash or non-recurring items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for the first nine months of 2015 relate to derivatives and financial instrument fair value changes and noncash asset impairments. Amounts excluded for the first nine months of 2014 relate to derivatives and financial instrument fair value changes, our asset divestiture program, related gains on asset sales and related repatriation, deferred income tax on the formation of the General Partner and restructuring costs. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon (GAAP)	$(3,507)	$1,016	$(9,922)	$2,015
Adjustments (net of taxes and noncontrolling interests):
Derivatives and other financial instruments	(198)	(469)	(178)	(16)
Cash settlements on derivatives and financial instruments	399	3	1,090	(129)

Noncash effect of derivatives and financial instruments	201	(466)	912	(145)
Asset impairments	3,622	—	9,735	—
Current tax on property divestiture	—	543	—	543
Deferred tax on property divestiture	—	(543)	—	(543)
Gain on asset sales and related repatriation	—	—	—	(279)
Investment in General Partner deferred income tax	—	—	—	48
Restructuring costs	—	2	—	34

Core earnings attributable to Devon (non-GAAP)	$316	$552	$725	$1,673

Earnings (loss) per share attributable to Devon (GAAP)	$(8.64)	$2.47	$(24.45)	$4.91
Adjustments (net of taxes and noncontrolling interests):
Derivatives and other financial instruments	(0.48)	(1.14)	(0.43)	(0.04)
Cash settlements on derivatives and financial instruments	0.97	0.01	2.68	(0.31)

Noncash effect of derivatives and financial instruments	0.49	(1.13)	2.25	(0.35)
Asset impairments	8.91	—	23.96	—
Current tax on property divestiture	—	1.32	—	1.32
Deferred tax on property divestiture	—	(1.32)	—	(1.32)
Gain on asset sales and related repatriation	—	—	—	(0.68)
Investment in General Partner deferred income tax	—	—	—	0.12
Restructuring costs	—	—	—	0.08

Core earnings per share attributable to Devon (non-GAAP)	$0.76	$1.34	$1.76	$4.08

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to a portion of our production for the last three months of 2015, as well as 2016 and 2017. The key terms to our open oil, gas and NGL derivative financial instruments as of September 30, 2015 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At September 30, 2015, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
Gain (loss):	(Millions)
Gas derivatives	$(20)	$19
Oil derivatives	$(64)	$62
Processing and fractionation derivatives	$(2)	$2

Interest Rate Risk

At September 30, 2015, we had total debt outstanding of $11.9 billion. Of this amount, $10.9 billion bears fixed interest rates averaging 5.3%. The remaining $1 billion of debt is comprised of floating rate debt that at September 30, 2015 had rates averaging 0.93%.

As of September 30, 2015, we had open interest rate swap positions that are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3-month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at September 30, 2015.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our balance sheet at September 30, 2015.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, one of these foreign subsidiaries holds Canadian-dollar cash and engages in short-term intercompany loans with Canadian subsidiaries that are based in Canadian dollars. The value of the Canadian-dollar cash and intercompany loans increases or decreases from the remeasurement of the cash and loans into the U.S. dollar functional currency. Additionally, at September 30, 2015, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on the Canadian-dollar cash and intercompany loans. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash and intercompany loans. Based on the amount of the cash and intercompany loans as of September 30, 2015, a 10% change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2015 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

July 1 – July 31	3,468	$49.42
August 1 – August 31	6,212	$42.52
September 1 – September 30	4,676	$40.01

Total	14,356	$43.37

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on vesting of awards and exercises of stock options.

Under the Devon Energy Corporation Incentive Savings Plan (the “Plan”), eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund (the “Stock Fund”), which is administered by an independent trustee. Eligible employees purchased approximately 18,700 shares of our common stock in the third quarter of 2015, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Plan through open-market purchases.

Similarly, under the Devon Canada Corporation Savings Plan (the “Canadian Plan”), eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the third quarter of 2015, there were no shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number	Description

10.1	Form of Notice of Grant of Performance Restricted Stock Award and Award Agreement under the 2015 Long-Term Incentive Plan (effective as of June 3, 2015).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: November 4, 2015	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Notice of Grant of Performance Restricted Stock Award and Award Agreement under the 2015 Long-Term Incentive Plan (effective as of June 3, 2015).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document