Form 10-Q
period 2016-03-31
DEVON ENERGY CORP/DE
filed 2016-05-04
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

On April 20, 2016, 524.0 million shares of common stock were outstanding.

DEVON ENERGY CORPORATION

FORM 10-Q

DEFINITIONS

Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Devon” and the “Company” refer to Devon Energy Corporation and its consolidated subsidiaries. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

“ASU” means Accounting Standards Update.

“Bbl” or “Bbls” means barrel or barrels.

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

“Canadian Plan” means Devon Canada Corporation Incentive Savings Plan.

“DD&A” means depreciation, depletion and amortization expenses.

“Devon Plan” means Devon Energy Corporation Incentive Savings Plan.

“EnLink” means EnLink Midstream Partners, L.P., a master limited partnership.

“FASB” means Financial Accounting Standards Board.

“G&A” means general and administrative expenses.

“GAAP” means U.S. generally accepted accounting principles.

“General Partner” means EnLink Midstream, LLC, the indirect general partner of EnLink.

“Inside FERC” refers to the publication Inside F.E.R.C.’s Gas Market Report.

“LIBOR” means London Interbank Offered Rate.

“LOE” means lease operating expenses.

“MBbls” means thousand barrels.

“MBoe” means thousand Boe.

“Mcf” means thousand cubic feet.

“MMBtu” means million Btu.

“MMcf” means million cubic feet.

“N/M” means not meaningful.

“NGL” or “NGLs” means natural gas liquids.

“NYMEX” means New York Mercantile Exchange.

“OPIS” means Oil Price Information Service.

“SEC” means United States Securities and Exchange Commission.

“Senior Credit Facility” means Devon’s syndicated unsecured revolving line of credit.

“TSR” means total shareholder return.

“U.S.” means United States of America.

“WTI” means West Texas Intermediate.

“/d” means per day.

“/gal” means per gallon.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” as defined by the SEC. Such statements are those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words “expects,” “believes,” “will,” “would,” “could,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. Such forward-looking statements are based on our examination of historical operating trends, the information used to prepare our December 31, 2015 reserve reports and other data in our possession or available from third parties. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially from our expectations due to a number of factors, including, but not limited to:

•	the volatility of oil, gas and NGL prices, including the currently depressed commodity price environment;

•	uncertainties inherent in estimating oil, gas, and NGL reserves;

•	the extent to which we are successful in acquiring and discovering additional reserves;

•	the uncertainties, costs and risks involved in exploration and development activities;

•	risks related to our hedging activities;

•	counterparty credit risks;

•	regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to environmental matters;

•	risks relating to our indebtedness;

•	our ability to successfully complete mergers, acquisitions and divestitures;

•	the extent to which insurance covers any losses we may experience;

•	our limited control over third parties who operate some of our oil and gas properties;

•	midstream capacity constraints and potential interruptions in production;

•	competition for leases, materials, people and capital;

•	cyberattacks targeting our systems and infrastructure; and

•	any of the other risks and uncertainties discussed in this report, our 2015 Annual Report on Form 10-K and our other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We assume no duty to update or revise our forward-looking statements based on new information, future events or otherwise.

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(Millions, except per share amounts)
Oil, gas and NGL sales	$825	$1,339
Oil, gas and NGL derivatives	33	294
Marketing and midstream revenues	1,268	1,632

Total operating revenues	2,126	3,265

Lease operating expenses	444	553
Marketing and midstream operating expenses	1,066	1,439
General and administrative expenses	194	251
Production and property taxes	78	108
Depreciation, depletion and amortization	542	930
Asset impairments	3,035	5,460
Restructuring and transaction costs	247	—
Other operating items	20	19

Total operating expenses	5,626	8,760

Operating loss	(3,500)	(5,495)
Net financing costs	164	117
Other nonoperating items	21	12

Loss before income taxes	(3,685)	(5,624)
Income tax benefit	(217)	(2,035)

Net loss	(3,468)	(3,589)
Net earnings (loss) attributable to noncontrolling interests	(412)	10

Net loss attributable to Devon	$(3,056)	$(3,599)

Net loss per share attributable to Devon:
Basic	$(6.44)	$(8.88)
Diluted	$(6.44)	$(8.88)
Comprehensive loss:
Net loss	$(3,468)	$(3,589)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	23	(302)
Pension and postretirement plans	4	4

Other comprehensive earnings (loss), net of tax	27	(298)

Comprehensive loss	(3,441)	(3,887)
Comprehensive earnings (loss) attributable to noncontrolling interests	(412)	10

Comprehensive loss attributable to Devon	$(3,029)	$(3,897)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(Millions)
Cash flows from operating activities:
Net loss	$(3,468)	$(3,589)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	542	930
Asset impairments	3,035	5,460
Deferred income tax benefit	(207)	(2,047)
Derivatives and other financial instruments	194	(430)
Cash settlements on derivatives and financial instruments	(104)	719
Other noncash charges	(67)	225
Net change in working capital	198	215
Change in long-term other assets	53	141
Change in long-term other liabilities	(27)	24

Net cash from operating activities	149	1,648

Cash flows from investing activities:
Capital expenditures	(749)	(1,717)
Acquisitions of property, equipment and businesses	(1,627)	(404)
Divestitures of property and equipment	18	2
Other	(1)	3

Net cash from investing activities	(2,359)	(2,116)

Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	396	957
Repayments of long-term debt	(259)	(487)
Net short-term debt borrowings (repayments)	(626)	15
Issuance of common stock	1,469	—
Sale of subsidiary units	—	569
Issuance of subsidiary units	727	2
Dividends paid on common stock	(125)	(99)
Distributions to noncontrolling interests	(73)	(53)
Other	—	(12)

Net cash from financing activities	1,509	892

Effect of exchange rate changes on cash	26	(46)

Net change in cash and cash equivalents	(675)	378

Cash and cash equivalents at beginning of period	2,310	1,480

Cash and cash equivalents at end of period	$1,635	$1,858

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
	(Millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,635	$2,310
Accounts receivable	1,023	1,105
Derivatives, at fair value	54	43
Income taxes receivable	24	147
Other current assets	214	416

Total current assets	2,950	4,021

Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	79,907	78,190
Not subject to amortization	3,901	2,584

Total oil and gas	83,808	80,774
Midstream and other	10,979	10,380

Total property and equipment, at cost	94,787	91,154
Less accumulated depreciation, depletion and amortization	(75,523)	(72,086)

Property and equipment, net	19,264	19,068

Goodwill	4,159	5,032
Other long-term assets	2,264	1,330

Total assets	$28,637	$29,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$640	$906
Revenues and royalties payable	705	763
Short-term debt	350	976
Other current liabilities	905	650

Total current liabilities	2,600	3,295

Long-term debt	12,195	12,056
Asset retirement obligations	1,491	1,370
Other long-term liabilities	1,112	853
Deferred income taxes	731	888
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 524 million and 418 million shares in 2016 and 2015, respectively	52	42
Additional paid-in capital	7,501	4,996
Retained earnings (accumulated deficit)	(1,400)	1,781
Accumulated other comprehensive earnings	257	230

Total stockholders’ equity attributable to Devon	6,410	7,049
Noncontrolling interests	4,098	3,940

Total stockholders’ equity	10,508	10,989

Commitments and contingencies (Note 19)
Total liabilities and stockholders’ equity	$28,637	$29,451

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
	(Unaudited)
	(Millions)
Three Months Ended March 31, 2016
Balance as of December 31, 2015	418	$42	$4,996	$1,781	$230	$—	$3,940	$10,989
Net loss	—	—	—	(3,056)	—	—	(412)	(3,468)
Other comprehensive earnings, net of tax	—	—	—	—	27	—	—	27
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(12)	—	(12)
Common stock retired	—	—	(12)	—	—	12	—	—
Common stock dividends	—	—	—	(125)	—	—	—	(125)
Common stock issued	103	10	2,117	—	—	—	—	2,127
Share-based compensation	—	—	99	—	—	—	—	99
Subsidiary equity transactions	—	—	301	—	—	—	643	944
Distributions to noncontrolling interests	—	—	—	—	—	—	(73)	(73)

Balance as of March 31, 2016	524	$52	$7,501	$(1,400)	$257	$—	$4,098	$10,508

Three Months Ended March 31, 2015
Balance as of December 31, 2014	409	$41	$4,088	$16,631	$779	$—	$4,802	$26,341
Net earnings (loss)	—	—	—	(3,599)	—	—	10	(3,589)
Other comprehensive loss, net of tax	—	—	—	—	(298)	—	—	(298)
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(18)	—	(18)
Common stock retired	—	—	(18)	—	—	18	—	—
Common stock dividends	—	—	—	(99)	—	—	—	(99)
Share-based compensation	—	—	48	—	—	—	—	48
Share-based compensation tax benefits	—	—	1	—	—	—	—	1
Subsidiary equity transactions	—	—	423	—	—	—	263	686
Distributions to noncontrolling interests	—	—	—	—	—	—	(53)	(53)

Balance as of March 31, 2015	411	$41	$4,542	$12,933	$481	$—	$5,022	$23,019

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2015 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015, as applicable, and Devon’s financial position as of March 31, 2016.

Recently Issued Accounting Standards

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018, with early adoption permitted in 2017. The ASU is required to be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effort adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. Devon intends to use the cumulative effect transition method and is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures. Devon does not plan on early adopting.

The FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the lease requirements in Topic 840, Leases. Its objective is to increase transparency and comparability among organizations. This ASU provides guidance requiring lessees to recognize most leases on their balance sheet. Lessor accounting does not significantly change from Topic 840, except for some changes made to align with Topic 606. This ASU is effective for Devon beginning January 1, 2019 and will be applied using a modified retrospective transition method, which requires applying the new guidance to leases that exist or are entered into after the beginning of the earliest period in the financial statements. Early adoption is permitted. Devon is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures and does not plan on early adopting.

The FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Its objective is to simplify several aspects of the accounting for share-based payments, including accounting for income taxes when awards vest or are settled, statutory withholding and accounting for forfeitures. Classification of these aspects on the statement of cash flows is also addressed. This ASU is effective for Devon beginning January 1, 2017. Devon is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures and does not plan on early adopting.

2.	Acquisitions and Divestitures

Devon Acquisitions

On January 7, 2016, Devon acquired approximately 80,000 net acres and assets in the STACK play for approximately $1.5 billion, subject to certain adjustments. Devon funded the acquisition with approximately $830 million of cash and $659 million of common equity shares. A preliminary allocation of the purchase price at March 31, 2016 was approximately $1.3 billion to unproved properties and approximately $200 million to proved properties.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

EnLink Acquisitions

On January 7, 2016, EnLink acquired Anadarko Basin gathering and processing midstream assets, along with dedicated acreage service rights and service contracts, for approximately $1.5 billion, subject to certain adjustments. EnLink funded the acquisition with approximately $215 million of General Partner common units and approximately $800 million of cash, primarily funded with the issuance of EnLink preferred units. The remaining $500 million of the purchase price is to be paid within one year with the option to defer $250 million of the final payment 24 months from the close date. The first $250 million of undiscounted future installment payment is reported in other current liabilities in the accompanying consolidated balance sheets with the remaining $250 million payment reported in other long-term liabilities. The accretion of the discount is reported within net financing costs in the accompanying consolidated comprehensive statement of earnings. A preliminary allocation of the purchase price at March 31, 2016 was $1.0 billion to intangible assets and $420 million to property and equipment.

Devon Asset Divestitures

In February 2016, Devon announced a program to divest certain non-core assets. On April 15, 2016, Devon reached an agreement to sell its Mississippian assets for $200 million, subject to certain adjustments. The transaction is expected to close in the second quarter of 2016.

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

As of December 31, 2015, Devon’s other current assets in the accompanying consolidated balance sheet included $236 million of accrued settlements that it received in January 2016.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments, if Devon or its counterparty’s credit rating falls below certain credit rating levels.

As of March 31, 2016 and December 31, 2015, Devon held $5 million and $75 million, respectively, of cash collateral which represented the estimated fair value of certain derivative positions in excess of Devon’s credit guidelines. The collateral is reported in other current liabilities in the accompanying consolidated balance sheets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivatives

As of March 31, 2016, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2 2016	30,000	$39.24	73,000	$33.85	$41.59	18,500	$73.18
Q3 2016	—	$—	37,000	$40.05	$45.05	18,500	$73.18
Q4 2016	—	$—	—	$—	$—	18,500	$73.18

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2016	Western Canadian Select	37,985	$(13.36)
Q2-Q4 2016	West Texas Sour	5,000	$ (0.53)
Q2-Q4 2016	Midland Sweet	13,000	$ 0.25

As of March 31, 2016, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q2 2016	481,400	$2.73	4,945	$1.77	$2.02	400,000	$2.80
Q3 2016	—	$—	—	$—	$—	400,000	$2.80
Q4 2016	—	$—	—	$—	$—	400,000	$2.80

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2016	Panhandle Eastern Pipe Line	175,000	$(0.34)
Q2-Q4 2016	El Paso Natural Gas	125,000	$(0.12)
Q2-Q4 2016	Houston Ship Channel	30,000	$ 0.11
Q2-Q4 2016	Transco Zone 4	70,000	$ 0.01
Q1-Q4 2017	Panhandle Eastern Pipe Line	150,000	$(0.34)
Q1-Q4 2017	El Paso Natural Gas	60,000	$(0.13)
Q1-Q4 2017	Houston Ship Channel	35,000	$ 0.06
Q1-Q4 2017	Transco Zone 4	205,000	$ 0.03

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2016, EnLink had the following open derivative positions associated with gas processing and fractionation. EnLink’s NGL derivative positions settle by purity product against the average of the prompt month OPIS Mont Belvieu, Texas index.

Period	Product	Volume (Total)	Weighted Average Price Paid	Weighted Average Price Received
Q2 2016-Q4 2016	Ethane	415 MBbls	$0.29/gal	Index
Q2 2016-Q1 2017	Propane	744 MBbls	Index	$0.74/gal

Interest Rate Derivatives

As of March 31, 2016, Devon had the following open interest rate derivative positions:

Notional	Rate Received	Rate Paid	Expiration
(Millions)
$100	Three Month LIBOR	0.92%	December 2016
$100	1.76%	Three Month LIBOR	January 2019
$750	Three Month LIBOR	2.98%	December 2048 (1)

(1)	Mandatory settlement in December 2018.

Foreign Currency Derivatives

As of March 31, 2016, Devon had the following open foreign currency derivative position:

Forward Contract
Currency	Contract Type	CAD Notional	Weighted Average Fixed Rate Received	Expiration
		(Millions)	(CAD-USD)
Canadian Dollar	Sell	$1,676	0.753	June 2016

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Commodity derivatives:
Oil, gas and NGL derivatives	$33	$294
Marketing and midstream revenues	—	2
Interest rate derivatives:
Other nonoperating items	(72)	1
Foreign currency derivatives:
Other nonoperating items	(155)	133

Net gains (losses) recognized	$(194)	$430

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	March 31, 2016	December 31, 2015
	(Millions)
Commodity derivative assets:
Derivatives, at fair value	$53	$34
Other long-term assets	1	1
Interest rate derivative assets:
Derivatives, at fair value	1	1
Other long-term assets	1	1
Foreign currency derivative assets:
Derivatives, at fair value	—	8

Total derivative assets	$56	$45

Commodity derivative liabilities:
Other current liabilities	$26	$14
Other long-term liabilities	2	4
Interest rate derivative liabilities:
Other long-term liabilities	95	22
Foreign currency derivative liabilities:
Other current liabilities	26	8

Total derivative liabilities	$149	$48

4.	Share-Based Compensation

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated comprehensive statements of earnings. Gross G&A expense for the first three months of 2016 and 2015 includes $6 million and $12 million, respectively, of unit-based compensation related to grants made under EnLink’s long-term incentive plans.

The vesting for certain share-based awards was accelerated in 2016 in conjunction with the reduction of workforce described in Note 6. For the three months ended March 31, 2016, approximately $67 million of associated expense for these accelerated awards is included in restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Gross G&A for share-based compensation	$45	$68
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$12	$15
Related income tax benefit	$9	$14

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first three months of 2016. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Restricted Stock Awards and Units		Performance-Based Restricted Stock Awards		Performance Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/15	4,738	$62.49	434	$60.48	1,859	$76.17
Granted	4,261	$19.31	330	$19.22	1,388	$10.41
Vested	(1,167)	$62.55	(102)	$62.55	(602)	$63.37
Forfeited	(74)	$60.24	—	$—	(7)	$81.67

Unvested at 3/31/16	7,758	$38.79	662	$39.57	2,638 (1)	$46.52

(1)	A maximum of 5.3 million common shares could be awarded based upon Devon’s final TSR ranking relative to Devon’s peer group established under applicable award agreements.

The following table presents the assumptions related to the performance share units granted in 2016, as indicated in the previous summary table.

	2016
Grant-date fair value	$9.24	—	$10.61
Risk-free interest rate			0.94%
Volatility factor			37.7%
Contractual term (years)			2.83

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2016.

	Restricted Stock Awards and Units	Performance-Based Restricted Stock Awards	Performance Share Units
Unrecognized compensation cost (millions)	$180	$10	$40
Weighted average period for recognition (years)	2.7	2.8	1.9

EnLink Share-Based Awards

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with the General Partner’s and EnLink’s unvested restricted incentive units and performance units as of March 31, 2016.

	General Partner		EnLink
	Restricted Incentive Units	Performance Units	Restricted Incentive Units	Performance Units
Unrecognized compensation cost (millions)	$22	$5	$22	$5
Weighted average period for recognition (years)	1.9	2.2	1.9	2.2

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	Asset Impairments

The following table presents the asset impairments recognized by Devon in the first three months of 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
	(Millions)
U.S. oil and gas assets	$1,608	$5,458
Canada oil and gas assets	554	—
EnLink goodwill	873	—
Other assets	—	2

Total asset impairments	$3,035	$5,460

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

EnLink Goodwill Impairments

In the first quarter of 2016, Devon recognized goodwill impairments related to EnLink’s business. Additional information regarding the impairments is discussed in Note 13.

6.	Restructuring and Transaction Costs

Reduction in Workforce

In the first quarter of 2016, Devon recognized $234 million of employee-related costs associated with a reduction in workforce that was made in response to the depressed commodity price environment. Of these employee-related costs, approximately $67 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, approximately $30 million resulted from estimated defined benefit settlements. These cash and noncash charges included estimates for employees released from service in the first quarter of 2016, as well as amounts based on the number of employees expected to be impacted by our non-core asset divestitures. Devon expects to complete these divestitures in 2016.

Transaction Costs

In the first quarter of 2016, Devon and EnLink recognized $13 million of transaction costs primarily associated with the closing of the acquisitions discussed in Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table summarizes Devon’s restructuring liabilities.

	Other Current Liabilities	Other Long-term Liabilities	Total
	(Millions)
Balance as of December 31, 2015	$13	$63	$76
Changes due to 2016 workforce reductions	149	—	149
Changes related to prior years’ restructurings	2	(2)	—

Balance as of March 31, 2016	$164	$61	$225

Balance as of December 31, 2014	$13	$7	$20
Changes related to prior years’ restructurings	(1)	(1)	(2)

Balance as of March 31, 2015	$12	$6	$18

7.	Income Taxes

The following table presents Devon’s total income tax benefit and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2016	2015
Total income tax benefit (millions)	$(217)	$(2,035)

U.S. statutory income tax rate	(35%)	(35%)
Deferred tax asset valuation allowance	22%	0%
Non-deductible goodwill impairment	8%	0%
Taxation on Canadian operations	2%	0%
State income taxes	(1%)	(1%)
Other	(2%)	0%

Effective income tax rate	(6%)	(36%)

Devon estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

At December 31, 2015, Devon recorded a 100% valuation, or $967 million, allowance against the U.S. deferred tax assets that largely resulted from the full cost impairments recognized during 2015. In the first quarter of 2016, Devon provided an additional $808 million deferred tax valuation allowance to reflect its continued financial losses incurred largely by the additional full cost impairment.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In the first quarter of 2016, EnLink recorded a goodwill impairment of approximately $873 million. This impairment is not deductible for purposes of calculating income tax and therefore has an impact on the effective tax rate.

Devon and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. Devon’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. Devon is under audit in the U.S. and various foreign jurisdictions as part of its normal course of business.

8.	Net Loss Per Share Attributable to Devon

The following table reconciles net loss attributable to Devon and weighted-average common shares outstanding used in the calculations of basic and diluted net loss per share.

	Three Months Ended March 31,
	2016	2015
	(Millions, except per share amounts)
Net loss:
Net loss attributable to Devon	$(3,056)	$(3,599)
Attributable to participating securities	—	(1)

Basic and diluted loss	$(3,056)	$(3,600)

Common shares:
Common shares outstanding - total	479	410
Attributable to participating securities	(5)	(4)

Common shares outstanding - basic	474	406
Dilutive effect of potential common shares issuable	—	—

Common shares outstanding - diluted	474	406

Net loss per share attributable to Devon:
Basic	$(6.44)	$(8.88)
Diluted	$(6.44)	$(8.88)
Antidilutive options (1)	3	4

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net loss per share calculations because the options are antidilutive.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$424	$983
Change in cumulative translation adjustment	51	(337)
Income tax benefit (expense)	(28)	35

Ending accumulated foreign currency translation	447	681

Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(194)	(204)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	6
Income tax expense	(2)	(2)

Ending accumulated pension and postretirement benefits	(190)	(200)

Accumulated other comprehensive earnings, net of tax	$257	$481

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of G&A on the accompanying consolidated comprehensive statements of earnings. See Note 16 for additional details.

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Millions)
Net change in working capital accounts, net of assets and liabilities assumed:
Accounts receivable	$146	$404
Other current assets	366	332
Accounts payable	(121)	(15)
Revenues and royalties payable	(101)	(236)
Other current liabilities	(92)	(270)

Net change in working capital	$198	$215

Interest paid (net of capitalized interest)	$115	$118
Income taxes paid (received)	$(128)	$(414)

Devon’s acquisition of certain STACK assets during the first three months of 2016 included the noncash issuance of Devon common stock. See Note 2 for additional details.

EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets during the first quarter of 2016 included noncash issuance of General Partner common units. See Note 2 for additional details. During the first three months of 2015, EnLink’s acquisitions included $360 million of noncash equity issuance.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2016	December 31, 2015
	(Millions)
Oil, gas and NGL sales	$350	$362
Joint interest billings	152	211
Marketing and midstream revenues	477	520
Other	62	30

Gross accounts receivable	1,041	1,123
Allowance for doubtful accounts	(18)	(18)

Net accounts receivable	$1,023	$1,105

12.	Other Current Liabilities

Components of other current liabilities include the following:

	March 31, 2016	December 31, 2015
	(Millions)
Installment payment - see Note 2	$229	$—
Accrued interest payable	179	149
Restructuring liabilities	164	13
Other	333	488

Other current liabilities	$905	$650

13.	Goodwill and Other Intangible Assets

Goodwill

Devon performs an annual impairment test of goodwill at October 31, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Sustained weakness in the overall energy sector driven by low commodity prices, together with a decline in EnLink’s unit price, caused a change in circumstances warranting an interim impairment test of EnLink’s reporting units. In the first quarter of 2016, EnLink recorded a noncash goodwill impairment of $873 million. This consisted of a full impairment charge of $93 million related to its Crude and Condensate reporting unit and partial impairment to its Texas and General Partner reporting units of $473 million and $307 million, respectively.

Other Intangible Assets

The following table presents other intangible assets reported in other long-term assets in the accompanying consolidated balance sheets. See Note 2 for discussion of changes in other intangible assets resulting from EnLink acquisitions during the first three months of 2016.

	March 31, 2016	December 31, 2015
	(Millions)
Customer relationships	$1,779	$745
Accumulated amortization	(82)	(55)

Net intangibles	$1,697	$690

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The weighted-average amortization period for other intangible assets is 14 years. Amortization expense for intangibles was approximately $28 million and $12 million for the three months ended March 31, 2016 and 2015, respectively. The remaining aggregate amortization expense is estimated to be $115 million each of the next five years.

14.	Debt

A summary of debt is as follows:

	March 31, 2016	December 31, 2015
	(Millions)
Devon debt
Commercial paper	$—	$626
Debentures and notes	9,425	9,425
Net discount on debentures and notes	(28)	(28)
Debt issuance costs	(56)	(57)

Total Devon debt	9,341	9,966

EnLink debt
Credit facilities	552	414
Debentures and notes	2,663	2,663
Net premium on debentures and notes	12	13
Debt issuance costs	(23)	(24)

Total EnLink debt	3,204	3,066

Total debt	12,545	13,032
Less amount classified as short-term debt (1)	350	976

Total long-term debt	$12,195	$12,056

(1)	Short-term debt as of March 31, 2016 consists of $350 million of floating rate due on December 15, 2016. Short-term debt as of December 31, 2015 consists of $626 million of commercial paper and $350 million floating rate due on December 15, 2016.

As of January 1, 2016, Devon adopted ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. As a result of the adoption, Devon reclassified unamortized debt issuance costs of $81 million as of December 31, 2015 from other long-term assets to a reduction of long-term debt on the consolidated balance sheets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commercial Paper

During the three months ended March 31, 2016, Devon reduced commercial paper borrowings by $626 million. As of March 31, 2016, Devon had no outstanding commercial paper borrowings.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of March 31, 2016, there were $43 million in outstanding letters of credit and no borrowings under the Senior Credit Facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as full cost ceiling impairments or goodwill impairments. As of March 31, 2016, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 22.6%.

EnLink Debt

All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

EnLink has a $1.5 billion unsecured revolving credit facility. As of March 31, 2016, there were $11 million in outstanding letters of credit and $543 million in outstanding borrowings at an average rate of 2.23% under the $1.5 billion credit facility. The General Partner has a $250 million secured revolving credit facility. As of March 31, 2016, the General Partner had $9 million in outstanding borrowings at an average rate of 4.25%. EnLink and the General Partner were in compliance with all financial covenants in their respective credit facilities as of March 31, 2016.

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Asset retirement obligations as of beginning of period	$1,414	$1,399
Liabilities incurred and assumed through acquisitions	12	23
Liabilities settled and divested	(17)	(25)
Revision of estimated obligation	77	62
Accretion expense on discounted obligation	19	19
Foreign currency translation adjustment	29	(53)

Asset retirement obligations as of end of period	1,534	1,425
Less current portion	43	52

Asset retirement obligations, long-term	$1,491	$1,373

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension benefit plans. There was no net periodic benefit cost for postretirement benefit plans for all periods presented below.

	Pension Benefits
	Three Months Ended March 31,
	2016	2015
	(Millions)
Service cost	$6	$8
Interest cost	12	13
Expected return on plan assets	(13)	(15)
Amortization of prior service cost (1)	1	1
Net actuarial loss (1)	5	5

Net periodic benefit cost (2)	$11	$12

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of G&A in the accompanying consolidated comprehensive statements of earnings.

17.	Stockholders’ Equity

Common Stock Issued

In January 2016, Devon issued approximately 23 million shares of common stock in conjunction with the STACK asset acquisition discussed in Note 2.

In February 2016, Devon issued 79 million shares of common stock to the public, inclusive of 10 million shares sold as part of the underwriters’ option. Net proceeds from the offering were $1.5 billion.

Dividends

Devon paid common stock dividends of $125 million and $99 million in the first three months of 2016 and 2015, respectively. In the first quarter of 2016, Devon announced a decrease in the quarterly cash dividend rate from $0.24 per share to $0.06 per share beginning in the second quarter of 2016.

18.	Noncontrolling Interests

Subsidiary Equity Transactions

As a result of EnLink’s transactions discussed in Note 2, Devon’s ownership interest in EnLink decreased from 28% at December 31, 2015 to 25% at March 31, 2016, excluding the interest held by the General Partner. Additionally, Devon’s ownership in the General Partner decreased from 70% to 64% during the same time period as a result of the transaction discussed in Note 2. The net gains and losses and related income taxes resulting from these transactions have been recorded as an adjustment to equity, with the change in ownership reflected as an adjustment to noncontrolling interests.

In March 2015, Devon conducted an underwritten secondary public offering of 23 million common units representing limited partner interests in EnLink, raising net proceeds of $569 million.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Distributions to Noncontrolling Interests

EnLink and the General Partner distributed $73 million and $53 million to non-Devon unitholders during the first three months of 2016 and 2015, respectively.

19.	Commitments and Contingencies

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

20.	Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at March 31, 2016 and December 31, 2015. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, information regarding the fair values of oil and gas assets, goodwill and other intangible assets is provided in Note 5 and Note 13.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(Millions)
March 31, 2016 assets (liabilities):
Cash equivalents	$1,121	$1,121	$1,026	$95	$—
Commodity derivatives	$54	$54	$—	$54	$—
Commodity derivatives	$(28)	$(28)	$—	$(28)	$—
Interest rate derivatives	$2	$2	$—	$2	$—
Interest rate derivatives	$(95)	$(95)	$—	$(95)	$—
Foreign currency derivatives	$(26)	$(26)	$—	$(26)	$—
Debt	$(12,545)	$(11,217)	$—	$(11,217)	$—
Capital lease obligations	$(13)	$(13)	$—	$(13)	$—

December 31, 2015 assets (liabilities):
Cash equivalents	$1,871	$1,871	$1,471	$400	$—
Commodity derivatives	$35	$35	$—	$35	$—
Commodity derivatives	$(18)	$(18)	$—	$(18)	$—
Interest rate derivatives	$2	$2	$—	$2	$—
Interest rate derivatives	$(22)	$(22)	$—	$(22)	$—
Foreign currency derivatives	$8	$8	$—	$8	$—
Foreign currency derivatives	$(8)	$(8)	$—	$(8)	$—
Debt	$(13,032)	$(11,927)	$—	$(11,927)	$—
Capital lease obligations	$(17)	$(16)	$—	$(16)	$—

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

Debt - Devon’s debt instruments do not actively trade in an established market. The fair values of its debt are estimated based on rates available for debt with similar terms and maturity. The fair values of commercial paper and credit facility balances are the carrying values.

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

	U.S.	Canada	EnLink	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2016:
Revenues from external customers	$1,302	$117	$707	$—	$2,126
Intersegment revenues	$—	$—	$183	$(183)	$—
Depreciation, depletion and amortization	$311	$109	$122	$—	$542
Interest expense	$107	$34	$44	$(20)	$165
Asset impairments	$1,608	$554	$873	$—	$3,035
Restructuring and transaction costs	$236	$6	$5	$—	$247
Loss before income taxes	$(2,065)	$(749)	$(871)	$—	$(3,685)
Income tax benefit	$(5)	$(208)	$(4)	$—	$(217)
Net loss	$(2,060)	$(541)	$(867)	$—	$(3,468)
Net loss attributable to noncontrolling interests	$—	$—	$(412)	$—	$(412)
Net loss attributable to Devon	$(2,060)	$(541)	$(455)	$—	$(3,056)
Property and equipment, net	$8,901	$4,246	$6,117	$—	$19,264
Total assets	$13,717	$4,933	$10,066	$(79)	$28,637
Capital expenditures, including acquisitions	$1,893	$81	$545	$—	$2,519

Three Months Ended March 31, 2015:
Revenues from external customers	$2,260	$221	$784	$—	$3,265
Intersegment revenues	$—	$—	$156	$(156)	$—
Depreciation, depletion and amortization	$712	$127	$91	$—	$930
Interest expense	$87	$25	$19	$(12)	$119
Asset impairments	$5,460	$—	$—	$—	$5,460
Earnings (loss) before income taxes	$(5,488)	$(172)	$36	$—	$(5,624)
Income tax expense (benefit)	$(1,993)	$(53)	$11	$—	$(2,035)
Net earnings (loss)	$(3,495)	$(119)	$25	$—	$(3,589)
Net earnings attributable to noncontrolling interests	$—	$—	$10	$—	$10
Net earnings (loss) attributable to Devon	$(3,495)	$(119)	$15	$—	$(3,599)
Property and equipment, net	$19,718	$6,281	$5,456	$—	$31,455
Total assets	$26,751	$7,618	$11,007	$(102)	$45,274
Capital expenditures, including acquisitions	$1,344	$224	$514	$—	$2,082

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015 and in our financial condition and liquidity since December 31, 2015. For information regarding our critical accounting policies and estimates, see our 2015 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2016 Results

Key components of our financial performance are summarized below.

	Three Months Ended March 31, (4)
	2016	2015	Change
	(Millions, except per share amounts and production)
Net loss attributable to Devon	$(3,056)	$(3,599)	+15%
Net loss per share attributable to Devon	$(6.44)	$(8.88)	+27%
Core earnings (loss) attributable to Devon (1)	$(249)	$89	- 380%
Core earnings (loss) per share attributable to Devon (1)	$(0.53)	$0.22	- 341%
Core production (MBoe/d) (2)	581	558	+4%
Total production (MBoe/d)	685	685	+0%
Realized price per Boe (3)	$13.23	$21.74	- 39%
Operating cash flow	$149	$1,648	-91%
Capitalized costs, including acquisitions	$2,519	$2,082	+21%
Shareholder and noncontrolling interests distributions	$198	$152	+30%
Cash and cash equivalents	$1,635	$1,858	- 12%
Total debt	$12,545	$11,680	+7%

(1)	Core earnings (loss) and core earnings (loss) per share attributable to Devon are financial measures not prepared in accordance with GAAP. For a description of core earnings (loss) and core earnings (loss) per share attributable to Devon, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.
(2)	Core production is comprised of production in our key operating areas as outlined in our “Oil, Gas and NGL Production” table in this Item 2.
(3)	Excludes any impact of oil, gas and NGL derivatives.
(4)	Except for balance sheet amounts, which are presented as of March 31.

During the first three months of 2016, the sustained low commodity price environment remained a challenge for us and the upstream energy sector. In spite of this, we are committed to executing on our strategy and positioning our company for long-term success. To that end, we have taken financial and operational steps during the first quarter of 2016 to make prudent investments and upgrades to our portfolio of assets, improve our capital efficiency, further optimize our production operations to minimize production declines and control costs and protect our balance sheet. Specifically, we had several key achievements:

•	Expanded our position in the STACK by acquiring approximately 80,000 net acres and assets for $1.5 billion.

•	Reduced exploratory and development capital investment by over 50% as compared to the fourth quarter of 2015.

•	Raised our 2016 full year production target 3%.

•	Reduced LOE by $35 million or 7% as compared to the fourth quarter of 2015, and lowered our 2016 operating cost outlook by $50 million through on-going cost reduction initiatives.

•	Reduced gross G&A by 5% as compared to the fourth quarter of 2015, primarily through cost reduction initiatives resulting from our February 2016 workforce reduction, the full benefits of which have yet to be realized. The reductions are expected to decrease gross G&A costs by approximately $400 million to $500 million on an annualized basis.

•	Raised net proceeds of $1.5 billion in an offering of our common stock.

•	Exited the first quarter of 2016 with $4.6 billion of liquidity, consisting of $1.6 billion of cash and $3.0 billion of capacity on our Senior Credit Facility. We have managed our debt maturity schedule to provide maximum flexibility with near-term liquidity; we have no major long-term debt maturities until December 2018.

•	Advanced our program to divest $2 billion to $3 billion of non-core assets across our portfolio, including entering into an agreement subsequent to quarter-end to sell our Mississippian assets for $200 million.

In conjunction with the workforce reduction and transactions discussed above, we incurred $247 million of restructuring and transaction costs in the first three months of 2016. Additionally, we recognized $3.0 billion of asset impairments related to the continued depressed prices for commodities. While these impairments significantly impacted our earnings, they had no effect on our operating cash flow or debt covenants.

As we look ahead to the remainder of 2016, we expect commodity pricing to continue to be challenged. However, we have both oil and natural gas derivatives in place to provide some protection against downside price risk. As of April 29, 2016, we had derivative contracts for the last nine months of 2016 that protected 73,000 Bbls/d of our oil production at $38.85 and 224,000 MMBtu/d of our natural gas production at $2.70. We are also balancing capital requirements with cash flow and enhancing our financial strength by utilizing asset sale proceeds to reduce debt. This financial strategy positions us to take advantage of our resource plays when prices incentivize higher activity levels.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended March 31,
	2016	2015	Change
Oil (MBbls/d)
Barnett Shale	1	1	- 33%
Delaware Basin	38	33	+13%
Eagle Ford	59	75	- 22%
Rockies Oil	17	12	+39%
STACK	14	6	+134%
Heavy Oil	25	27	- 6%

Core assets	154	154	- 0%
Other assets (1)	30	41	- 26%

Total	184	195	- 6%

Bitumen (MBbls/d)
Heavy Oil	101	77	+31%
Gas (MMcf/d)
Barnett Shale	749	827	- 9%
Delaware Basin	84	66	+27%
Eagle Ford	144	143	+1%
Rockies Oil	32	38	- 15%
STACK	286	230	+25%
Heavy Oil	15	28	- 46%

Core assets	1,310	1,332	- 2%
Other assets (1)	271	313	- 14%

Total	1,581	1,645	- 4%

NGLs (MBbls/d)
Barnett Shale	42	51	- 17%
Delaware Basin	12	8	+45%
Eagle Ford	24	23	+5%
STACK	29	22	+30%
Rockies Oil	1	1	+57%

Core assets	108	105	+3%
Other assets (1)	29	34	- 15%

Total	137	139	- 1%

Combined (MBoe/d)
Barnett Shale	168	191	- 12%
Delaware Basin	63	52	+21%
Eagle Ford	107	122	- 12%
Rockies Oil	23	19	+22%
STACK	91	65	+39%
Heavy Oil	129	109	+19%

Core assets	581	558	+4%
Other assets (1)	104	127	- 18%

Total	685	685	+0%

(1)	Other assets are located primarily in the Midland Basin, east Texas, Granite Wash and Mississippian-Lime areas.

Oil, Gas and NGL Pricing

	Three Months Ended March 31,
	2016 (1)	2015 (1)	Change
Oil (per Bbl)
U.S.	$28.74	$42.80	- 33%
Canada	$13.23	$29.03	- 54%
Total	$26.58	$40.87	- 35%
Bitumen (per Bbl)
Canada	$8.16	$20.67	- 61%
Gas (per Mcf)
U.S.	$1.53	$2.45	- 38%
NGLs (per Bbl)
U.S.	$6.84	$9.40	- 27%
Combined (per Boe)
U.S.	$14.22	$21.66	- 34%
Canada	$8.95	$22.16	- 60%
Total	$13.23	$21.74	- 39%

(1)	Prices presented exclude any effects of oil, gas and NGL derivatives.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2015 sales	$717	$143	$362	$117	$1,339
Change due to volumes	(33)	47	(10)	—	4
Change due to prices	(239)	(115)	(132)	(32)	(518)

2016 sales	$445	$75	$220	$85	$825

Oil, gas and NGL sales slightly increased due to a change in production volumes during the first quarter of 2016. While continued development of our Delaware Basin and Rockies assets and our enhanced positions in the STACK drove production increases, these increases were more than offset by reduced completion activity in the Eagle Ford and in our non-core properties. Additionally, our bitumen production increased primarily due to Jackfish 3 reaching nameplate capacity in the third quarter of 2015.

Oil, gas and NGL sales decreased in the first quarter of 2016 due to significant price decreases for all commodities. The decrease in oil and bitumen sales resulted from lower average WTI crude oil index prices, which were 31% lower than the first quarter of 2015. The decreases in gas and NGL sales were due to lower North American regional index prices upon which our gas sales are based and lower NGL prices at the Mont Belvieu, Texas hub.

Oil, Gas and NGL Derivatives

A summary of our open commodity derivative positions is included in Note 3 to the financial statements included in “Part I. Financial Information – Item 1. Financial Statements” of this report. The following tables provide financial information associated with our oil, gas and NGL hedges. The first table presents the cash settlements and fair value gains and losses recognized as components of our revenues. The subsequent tables present our oil, gas and NGL prices with, and without, the effects of the cash settlements. The prices do not include the effects of fair value gains and losses.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Cash settlements:
Oil derivatives	$—	$517
Gas derivatives	19	76

Total cash settlements	19	593

Gains (losses) on fair value changes:
Oil derivatives	(2)	(281)
Gas derivatives	16	(18)

Total gains (losses) on fair value changes	14	(299)

Oil, gas and NGL derivatives	$33	$294

	Three Months Ended March 31, 2016
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$26.58	$8.16	$1.53	$6.84	$13.23
Cash settlements of hedges	—	—	0.13	—	0.30

Realized price, including cash settlements	$26.58	$8.16	$1.66	$6.84	$13.53

	Three Months Ended March 31, 2015
	Oil (Per Bbl)	Bitumen (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Boe (Per Boe)
Realized price without hedges	$40.87	$20.67	$2.45	$9.40	$21.74
Cash settlements of hedges	29.42	—	0.51	—	9.62

Realized price, including cash settlements	$70.29	$20.67	$2.96	$9.40	$31.36

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our oil, gas and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our oil, gas and NGL derivatives generated net gains in the first three months of 2016 and 2015.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change
	(Millions)
Operating revenues	$1,268	$1,632	- 22%
Product purchases	(979)	(1,348)	- 26%
Operations and maintenance expenses	(87)	(91)	- 4%

Operating profit	$202	$193	+4%

Devon	$(15)	$(3)	N/M
EnLink	217	196	+11%

Total operating profit	$202	$193	+4%

The overall increase in marketing and midstream margin was primarily due to EnLink acquisition activity in 2015 and the first quarter of 2016. This increase was partially offset by a decline in throughput volumes related to gas processing and transmission activities and lower margins on Devon’s downstream marketing commitments.

Lease Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change
	(Millions, except per Boe amounts)
LOE:
U.S.	$343	$410	- 16%
Canada	101	143	- 29%

Total	$444	$553	- 20%

LOE per Boe:
U.S.	$6.78	$7.91	- 14%
Canada	$8.60	$14.62	- 41%
Total	$7.13	$8.97	- 21%

LOE and LOE per Boe decreased during the first quarter of 2016 primarily due to our well optimization and cost reduction initiatives and changes in the Canadian to U.S. foreign exchange rate. Our cost reduction initiatives have been primarily focused on reducing costs associated with water disposal, power and fuel, compression and workovers.

General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015	Change
	(Millions)
Gross G&A	$292	$375	- 22%
Capitalized G&A	(73)	(94)	- 22%
Reimbursed G&A	(25)	(30)	- 16%

Net G&A	$194	$251	- 23%

Gross G&A and net G&A decreased during the first quarter of 2016 largely due to lower Devon employee costs resulting from recent workforce reductions, as discussed in Note 6 in “Part I. Financial Information – Item 1. Financial Statements,” and other cost reduction initiatives. Capitalized G&A has decreased as a result of the workforce reduction and lower capital spending.

Production and Property Taxes

	Three Months Ended March 31,
	2016	2015	Change
	(Millions)
Production	$33	$53	- 37%
Property and other	45	55	- 20%

Production and property taxes	$78	$108	- 28%

Percentage of oil, gas and NGL sales:
Production	4.0%	3.9%	+2%
Property and other	5.4%	4.2%	+29%

Total	9.4%	8.1%	+16%

Our absolute production and property taxes decreased during the first quarter of 2016 primarily due to a decrease in our U.S. revenues, on which the majority of our production taxes are assessed. Production and property taxes as a percentage of oil, gas and NGL sales increased during the first quarter of 2016 primarily due to ad valorem and other taxes that do not change in direct correlation with the decline in oil, gas and NGL sales.

Depreciation, Depletion and Amortization

	Three Months Ended March 31,
	2016	2015	Change
	(Millions, except per Boe amounts)
DD&A:
Oil and gas properties	$378	$800	- 53%
Other assets	164	130	+26%

Total	$542	$930	- 42%

DD&A per Boe:
Oil and gas properties	$6.07	$13.00	- 53%

DD&A from our oil and gas properties decreased in the first quarter of 2016 compared to the first quarter of 2015 largely due to lower DD&A rates, as a result of the oil and gas asset impairments recognized in 2015.

Asset Impairments

During the first three months of 2016 and 2015, we recognized asset impairments of $3.0 billion and $5.5 billion, respectively. For further discussion, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Restructuring and Transaction Costs

During the first three months of 2016, we recognized restructuring costs of $234 million as a result of the workforce reduction announced in February 2016, which was driven by our cost reduction initiatives and anticipated divestitures of non-core properties. These restructuring costs represent estimated employee-related cash and non-cash severance costs afforded under the terms of our severance policy. When estimating these costs, certain assumptions were made with respect to the timing of employee terminations and the number of employees that may receive employment offers from the purchasers of our divested assets. We estimate that a 10% change in the number of employees receiving employment offers would impact our estimate by approximately $4 million. See Note 6 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

During the first three months of 2016, we recognized $13 million of transaction costs primarily associated with the closing of the acquisitions discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Net Financing Costs

	Three Months Ended March 31,
	2016	2015	Change
	(Millions)
Interest based on debt outstanding	$161	$130	+24%
Capitalized interest	(17)	(14)	+24%
Interest accretion on deferred installment	12	—	N/M
Other fees and expenses	9	3	+147%

Interest expense	165	119	+38%
Interest income	(1)	(2)	- 56%

Net financing costs	$164	$117	+40%

Net financing costs increased during the first quarter of 2016 primarily due to an increase in Devon and EnLink fixed-rate borrowings and accretion of future installment payments related to EnLink acquisition activity in the first quarter of 2016. For further discussion of the accretion of future installment payments, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements.”

Income Taxes

	Three Months Ended March 31,
	2016	2015
Total income tax benefit (millions)	$(217)	$(2,035)

Effective income tax rate	(6)%	(36)%

For further discussion of our income tax benefit, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements.”

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in our cash and cash equivalents for the three months ended March 31, 2016 and 2015.

	Devon		EnLink		Consolidated
	2016	2015	2016	2015	2016	2015
	(Millions)
Operating cash flow	$(45)	$1,478	$194	$170	$149	$1,648
Issuance of common stock	1,469	—	—	—	1,469	—
Capital expenditures	(614)	(1,556)	(135)	(161)	(749)	(1,717)
Acquisitions of property, equipment and businesses	(830)	(92)	(797)	(312)	(1,627)	(404)
Debt activity, net	(627)	15	138	470	(489)	485
Shareholder and noncontrolling interests distributions	(125)	(99)	(73)	(53)	(198)	(152)
EnLink and General Partner distributions	66	72	(66)	(72)	—	—
Issuance of subsidiary units	—	—	727	2	727	2
Sale of subsidiary units	—	569	—	—	—	569
Effect of exchange rate and other	43	(50)	—	(3)	43	(53)

Net change in cash and cash equivalents	$(663)	$337	$(12)	$41	$(675)	$378

Cash and cash equivalents at end of period	$1,629	$1,748	$6	$110	$1,635	$1,858

Operating Cash Flow

Net cash provided by operating activities decreased 91% primarily due to lower commodity prices and the impact of cash settlements associated with our commodity derivatives during 2015.

Excluding payments made for acquisitions, our consolidated operating cash flow funded 20% and 96% of our capital expenditures during the first three months of 2016 and 2015, respectively. In 2016, leveraging our liquidity, we also used cash balances and proceeds from our common stock offering to fund our acquisitions and capital expenditures.

Issuance of Common Stock

In February 2016, we issued 79 million shares of our common stock to the public, inclusive of 10 million shares sold as part of the underwriters’ option. Net proceeds from the offering were approximately $1.5 billion.

Capital Expenditures and Acquisitions of Property, Equipment and Businesses

The amounts in the table below reflects cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Oil and gas	$604	$1,501
Midstream	3	17
Corporate and other	7	38

Devon capital expenditures	614	1,556
EnLink capital expenditures	135	161

Total capital expenditures	$749	$1,717

Devon acquisitions	$830	$92
EnLink acquisitions	797	312

Total acquisitions	$1,627	$404

Capital expenditures consist of amounts related to our oil and gas exploration and development operations, midstream operations, other corporate activities and EnLink growth and maintenance activities. The vast majority of Devon’s capital expenditures are for the acquisition, drilling and development of oil and gas properties. In response to lower commodity prices, Devon’s 2016 capital program is designed to be substantially lower than 2015, evidenced by a 60% decrease in exploration and development costs from the first quarter of 2015 as well as a 35% decrease from the fourth quarter of 2015 to the first quarter of 2016.

Capital expenditures for Devon’s and Enlink’s midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. Midstream capital expenditures are largely impacted by oil and gas drilling and development activities.

Acquisition capital for the first quarter of 2016 primarily consisted of Devon’s acquisition of assets in the STACK play for approximately $1.5 billion and EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets for $1.5 billion. Approximately $830 million and $800 million, respectively, was paid in cash at the closings with the remainder of the purchase prices funded with equity and debt. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Debt Activity, Net

During the first three months of 2016, we reduced our debt by $489 million. The decrease was primarily due to reducing our commercial paper balances by $626 million partially offset by EnLink’s increased credit facility borrowings to fund acquisitions and growth capital expenditures.

During the first three months of 2015, our net debt borrowings increased $485 million. The increase was primarily due to EnLink borrowings made to fund acquisitions.

Shareholder and Noncontrolling Interests Distributions

The following table summarizes our common stock dividends during the first three months of 2016 and 2015. In February 2016, we announced that our quarterly dividend will be decreased to $0.06 per share starting in the second quarter of 2016.

	Three Months Ended March 31,
	2016		2015
	Amount	Per Share	Amount	Per Share
	(Millions, except per share amounts)
Dividends	$125	$0.24	$99	$0.24

EnLink and the General Partner distributed $73 million and $53 million to non-Devon unitholders during the first three months of 2016 and 2015, respectively.

EnLink and General Partner Distributions

Devon received $66 million and $72 million in distributions from EnLink and the General Partner during the first three months of 2016 and 2015, respectively.

Issuance of Subsidiary Units

In February 2016, as part of its acquisition of Anadarko Basin gathering and processing midstream assets, EnLink issued 50 million preferred units in a private placement generating proceeds of approximately $725 million. Also in conjunction with this acquisition, the General Partner issued 15.6 million of common units with an aggregate value of $215 million.

Sale of Subsidiary Units

In March 2015, we conducted an underwritten secondary public offering of 23 million common units representing limited partner interests in EnLink, raising proceeds of $569 million, net of underwriting discount.

Liquidity

Historically, our primary sources of capital and liquidity have been our operating cash flow and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Available sources of capital and liquidity include, among others, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC, as well as the sale of a portion of our common units representing interests in our investment in EnLink and the General Partner. Another major source of future liquidity will be proceeds from our planned asset divestiture program. We estimate the combination of these sources of capital will continue to be adequate to fund future capital expenditures, debt repayments and other contractual commitments.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, bitumen, gas and NGLs we produce and sell. Our consolidated operating cash flow decreased 91% in the first three months of 2016 compared to the first three months of 2015 as a result of the significant decreases in commodity prices, as well as the protected prices in our hedge contracts. In spite of this decline, we expect operating cash flow to continue to be a key source of liquidity as we adjust our capital program in response to lower commodity prices. Additionally, we anticipate utilizing divestiture proceeds and our credit availability to provide additional liquidity as needed.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. As of April 29, 2016, we had derivative contracts for the last nine months of 2016 as presented below.

	Oil Commodity Hedges
	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2 2016	30,000	$39.24	73,000	$33.85	$41.59	18,500	$60.99
Q3 2016	15,000	$45.63	65,000	$40.37	$46.91	18,500	$55.00
Q4 2016	15,000	$46.16	20,000	$40.85	$50.85	18,500	$55.00

	Natural Gas Commodity Hedges
	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q2 2016	481,400	$2.73	24,725	$1.97	$2.30	400,000	$2.80
Q3 2016	100,000	$2.84	—	$—	$—	400,000	$2.80
Q4 2016	—	$—	70,000	$2.56	$2.76	400,000	$2.80

Capital Expenditures

Excluding acquisitions and EnLink, our 2016 capital expenditures are expected to range from $1.2 billion to $1.4 billion, including $900 million to $1.1 billion for our oil and gas capital program, and are forecasted to decline throughout the year. As such, our capital expenditures excluding acquisitions and EnLink were $454 million in the first quarter of 2016, are forecasted to range from $325 million to $405 million in the second quarter of 2016 and are forecasted to range from $200 million to $300 million in the third and fourth quarters of 2016.

Credit Availability

As of March 31, 2016, we had $3.0 billion of available capacity under the Senior Credit Facility, net of letters of credit outstanding. This credit facility supports our $3.0 billion commercial paper program. At March 31, 2016, we had no outstanding commercial paper borrowings.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. As of March 31, 2016, we were in compliance with this covenant with a debt-to-capitalization ratio of 22.6%.

EnLink has a $1.5 billion unsecured revolving credit facility, and the General Partner has a $250 million secured revolving credit facility. As of March 31, 2016, there were $11 million in outstanding letters of credit and $543 million outstanding borrowings under the $1.5 billion credit facility, and the General Partner had $9 million in outstanding borrowings under the $250 million credit facility.

Divestiture Program

In 2016, we expect a significant source of liquidity to be generated from the divestitures of non-core assets across our portfolio. In February 2016, we announced a program to divest our interest in Access Pipeline and certain non-core upstream assets targeting total proceeds of $2 billion to $3 billion. On April 15, 2016, we reached an agreement to sell our Mississippian assets for $200 million. The transaction is expected to close in the second quarter of 2016 and will bring our total divestiture proceeds to approximately $300 million. The divestiture process for our remaining non-core assets is ongoing, with the marketing of our interest in Access Pipeline and efforts to monetize the remaining upstream assets in the U.S. continuing to progress. Overall, we remain on track to complete our non-core divestitures by the end of 2016.

EnLink Capital Resources and Expenditures

In January 2016, EnLink acquired additional gathering and processing midstream assets in the Anadarko Basin for approximately $1.5 billion in cash and equity, subject to certain adjustments. The first installment of $1.02 billion for the acquisition was paid at closing, and the final installment of $500 million is due no later than the first anniversary of the closing date, with the option to defer $250 million of the final installment up to 24 months following the closing date.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales, near-term and long-term production growth opportunities and capital allocation challenges. In February 2016, our credit rating was revised by Standard & Poor’s Financial Services from BBB+ with a negative outlook to BBB with a stable outlook. Moody’s Investor Service revised our senior unsecured ratings from Baa1 with a credit watch negative outlook to Ba2 with a negative outlook. Fitch Ratings affirmed our BBB+ rating but revised our outlook from stable to negative.

There are no “rating triggers” in any of our or EnLink’s contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, these downgrades could adversely impact our and EnLink’s interest rate on any credit facility borrowings and the ability to economically access debt markets in the future.

Critical Accounting Estimates

Full Cost Method of Accounting and Proved Reserves

We perform a full cost ceiling impairment test each quarter for our U.S. and Canadian oil and gas properties. The ceiling tests for the first quarter of 2016 resulted in recognizing ceiling impairments on our U.S. and Canadian properties totaling $1.6 billion and $554 million, respectively.

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

Based on prices from the last nine months of the trailing 12-month average and the short-term pricing outlook for the second quarter of 2016, we expect to recognize additional U.S. and Canadian full cost impairments in the second quarter of 2016. While difficult to measure, we estimate that the second quarter 2016 impairments will approximate $2 billion to $3 billion in the aggregate. Our full cost impairments have no effect on liquidity or capital resources. However, they adversely affect our results of operations in the period recognized.

Goodwill

We test goodwill for impairment annually at October 31, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. Sustained weakness in the overall energy sector driven by low commodity prices, together with a decline in the EnLink unit price, caused a change in circumstances warranting an interim impairment test for EnLink’s reporting units.

The goodwill assessment is performed at the reporting unit level and primarily utilizes a discounted cash flow analysis, supplemented by a market approach analysis in the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples and estimated future cash flows, including volume forecasts and estimated operating and G&A costs. In estimating cash flows, current and historical market information, among other factors, are incorporated.

Using the fair value approaches described above, it was determined that the estimated fair value of EnLink’s Texas, General Partner and Crude and Condensate reporting units were less than their carrying amounts, primarily due to changes in assumptions related to commodity prices and discount rates. Through the analysis, a goodwill impairment loss of $473 million, $307 million and $93 million for EnLink’s Texas, General Partner and Crude and Condensate reporting units, respectively, was recognized in the first quarter of 2016.

As of March 31, 2016, the goodwill allocated to the Crude and Condensate reporting unit was fully impaired. Other than those mentioned above, no other goodwill impairment was identified or recorded for the remaining reporting units as a result of the interim goodwill assessment, as their estimated fair values were in excess of carrying values. However, the fair value of EnLink’s Texas reporting unit is not substantially in excess of its carrying value. The fair value of the Texas reporting unit approximates its carrying value after considering the impairment loss above, and as of March 31, 2016, $230 million of goodwill remains allocated to the Texas reporting unit.

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

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2015, we recorded a 100% valuation allowance against the U.S. deferred tax assets that largely resulted from the full cost impairments recognized during 2015. As a result of the continued financial losses in the first quarter of 2016, we continued to have a 100% valuation allowance against our U.S. deferred tax assets as of March 31, 2016.

The accruals for deferred tax assets and liabilities are often based on assumptions that are subject to a significant amount of judgment by management. These assumptions and judgments are reviewed and adjusted as facts and circumstances change. Material changes to our income tax accruals may occur in the future based on the progress of ongoing audits, changes in legislation or resolution of other pending matters.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2016 Results” in this Item 2. that are not required by or presented in accordance with GAAP. These non-GAAP measures should not be considered as alternatives to GAAP measures. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash or non-recurring items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for the first quarter of 2016 relate to derivatives and financial instrument fair value changes, noncash asset impairments (including an impairment of goodwill), deferred tax asset valuation allowance and restructuring and transaction costs. Amounts excluded for the first quarter of 2015 relate to derivatives and financial instrument fair value changes and noncash asset impairments. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings (loss) and core earnings (loss) per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended March 31,
	2016	2015
	(Millions, except per share amounts)
Net loss attributable to Devon (GAAP)	$(3,056)	$(3,599)
Adjustments (net of taxes and noncontrolling interests):
Derivatives and other financial instruments	(58)	(163)
Cash settlements on derivatives and financial instruments	17	384

Noncash effect of derivatives and financial instruments	(41)	221
Asset impairments	1,884	3,467
Deferred tax asset valuation allowance	808	—
Restructuring and transaction costs	156	—

Core earnings (loss) attributable to Devon (non-GAAP)	$(249)	$89

Net loss per share attributable to Devon (GAAP)	$(6.44)	$(8.88)
Adjustments (net of taxes and noncontrolling interests):
Derivatives and other financial instruments	(0.13)	(0.39)
Cash settlements on derivatives and financial instruments	0.03	0.94

Noncash effect of derivatives and financial instruments	(0.10)	0.55
Asset impairments	3.98	8.55
Deferred tax asset valuation allowance	1.70	—
Restructuring and transaction costs	0.33	—

Core earnings (loss) per share attributable to Devon (non-GAAP)	$(0.53)	$0.22

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity derivatives that pertain to a portion of our production for the last nine months of 2016, as well as 2017. The key terms to our open oil, gas and NGL derivative financial instruments as of March 31, 2016 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At March 31, 2016, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
Gain (loss):	(Millions)
Gas derivatives	$(12)	$9
Oil derivatives	$(28)	$25
NGL derivatives	$(3)	$3
Processing and fractionation derivatives	$(3)	$3

Interest Rate Risk

At March 31, 2016, we had total debt of $12.5 billion. Of this amount, $11.6 billion bears fixed interest rates averaging 5.4%, and approximately $900 million is comprised of floating rate debt with interest rates averaging 1.8%.

As of March 31, 2016, we had open interest rate swap positions that are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3-month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at March 31, 2016.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our March 31, 2016 balance sheet.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, some of our subsidiaries hold Canadian-dollar cash and engage in intercompany loans with Canadian subsidiaries that are based in Canadian dollars. The value of the Canadian-dollar cash and intercompany loans increases or decreases from the remeasurement of the cash and loans into the U.S. dollar functional currency. Additionally, at March 31, 2016, we held foreign currency exchange forward contracts to hedge exposures to fluctuations in exchange rates on certain of our Canadian-dollar cash and intercompany loans. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Canadian-dollar cash and intercompany loans. At March 31, 2016, a 10% change in the foreign exchange rate would have changed the fair value of our foreign currency derivative positions by the following amounts:

As of March 31, 2016
Gain (loss):	(Millions)
10% increase	$117
10% decrease	$(143)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2016 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2015 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

January 1 – January 31	5,263	$27.32
February 1 – February 29	536,354	$21.63
March 1 – March 31	3,723	$26.32

Total	545,340	$21.85

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on vesting of awards and exercises of stock options.

Under the Devon Plan, eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 43,900 shares of our common stock in the first quarter of 2016, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Similarly, eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the first quarter of 2016, there were approximately 7,100 shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1	Bylaws of Devon, as amended and restated on January 26, 2016 (incorporated by reference to Exhibit 3.1 of Devon’s Form 8-K filed January 27, 2016; File No. 001-32318).

10.1	Underwriting Agreement, dated February 17, 2016, by and between Devon and Goldman, Sachs & Co., as the representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Devon’s Form 8-K filed February 22, 2016; File No. 001-32318).

10.2	Form of Notice of Grant of Performance Restricted Stock Award and Award Agreement under the 2015 Long-Term Incentive Plan between Devon and executive officers for performance based restricted stock awarded.*

10.3	Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2015 Long-Term Incentive Plan between Devon and executive officers for performance based restricted share units awarded.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: May 4, 2016	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Bylaws of Devon, as amended and restated on January 26, 2016 (incorporated by reference to Exhibit 3.1 of Devon’s Form 8-K filed January 27, 2016; File No. 001-32318).

10.1	Underwriting Agreement, dated February 17, 2016, by and between Devon and Goldman, Sachs & Co., as the representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Devon’s Form 8-K filed February 22, 2016; File No. 001-32318).

10.2	Form of Notice of Grant of Performance Restricted Stock Award and Award Agreement under the 2015 Long-Term Incentive Plan between Devon and executive officers for performance based restricted stock awarded.*

10.3	Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2015 Long-Term Incentive Plan between Devon and executive officers for performance based restricted share units awarded.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensatory plans or arrangements