Form 10-Q
period 2016-09-30
DEVON ENERGY CORP/DE
filed 2016-11-02
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

On October 19, 2016, 523.6 million shares of common stock were outstanding.

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

“Canada” means the division of Devon encompassing oil and gas properties located in Canada. All dollar amounts associated with Canada are in U.S. dollars, unless stated otherwise.

“Canadian Plan” means Devon Canada Corporation Incentive Savings Plan.

“DD&A” means depreciation, depletion and amortization expenses.

“Devon Plan” means Devon Energy Corporation Incentive Savings Plan.

“E&P” means exploration and production activities.

“EnLink” means EnLink Midstream Partners, LP, a master limited partnership.

“FASB” means Financial Accounting Standards Board.

“G&A” means general and administrative expenses.

“GAAP” means U.S. generally accepted accounting principles.

“General Partner” means EnLink Midstream, LLC, the indirect general partner of EnLink.

“Inside FERC” refers to the publication Inside FERC’s Gas Market Report.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” as defined by the SEC. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words “expects,” “believes,” “will,” “would,” “could,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. Such forward-looking statements are based on our examination of historical operating trends, the information used to prepare our December 31, 2015 reserve reports and other data in our possession or available from third parties. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially from our expectations due to a number of factors, including, but not limited to:

•	the volatility of oil, gas and NGL prices;
•	uncertainties inherent in estimating oil, gas and NGL reserves;
•	the extent to which we are successful in acquiring and discovering additional reserves;
•	the uncertainties, costs and risks involved in exploration and development activities;
•	risks related to our hedging activities;
•	counterparty credit risks;
•	regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to environmental matters;
•	risks relating to our indebtedness;
•	our ability to successfully complete mergers, acquisitions and divestitures;
•	the extent to which insurance covers any losses we may experience;
•	our limited control over third parties who operate some of our oil and gas properties;
•	midstream capacity constraints and potential interruptions in production;
•	competition for leases, materials, people and capital;
•	cyberattacks targeting our systems and infrastructure; and
•	any of the other risks and uncertainties discussed in this report, our 2015 Annual Report on Form 10-K and our other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We assume no duty to update or revise our forward-looking statements based on new information, future events or otherwise.

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(Millions, except per share amounts)
Oil, gas and NGL sales	$1,113	$1,338	$3,023	$4,264
Oil, gas and NGL derivatives	79	414	(30)	426
Marketing and midstream revenues	1,690	1,849	4,503	5,569
Gains on asset sales	1,351	—	1,351	—
Total revenues and other	4,233	3,601	8,847	10,259
Lease operating expenses	355	510	1,215	1,625
Marketing and midstream operating expenses	1,480	1,637	3,884	4,939
General and administrative expenses	141	198	482	661
Production and property taxes	67	91	220	315
Depreciation, depletion and amortization	394	744	1,420	2,488
Asset impairments	319	5,851	4,851	15,479
Restructuring and transaction costs	(5)	—	266	—
Other operating items	17	14	41	54
Total operating expenses	2,768	9,045	12,379	25,561
Operating income (loss)	1,465	(5,444)	(3,532)	(15,302)
Net financing costs	243	136	570	378
Other nonoperating items	44	43	150	46
Earnings (loss) before income taxes	1,178	(5,623)	(4,252)	(15,726)
Income tax expense (benefit)	171	(1,714)	(228)	(5,435)
Net earnings (loss)	1,007	(3,909)	(4,024)	(10,291)
Net earnings (loss) attributable to noncontrolling interests	14	(402)	(391)	(369)
Net earnings (loss) attributable to Devon	$993	$(3,507)	$(3,633)	$(9,922)
Net earnings (loss) per share attributable to Devon:
Basic	$1.90	$(8.64)	$(7.22)	$(24.45)
Diluted	$1.89	$(8.64)	$(7.22)	$(24.45)
Comprehensive earnings (loss):
Net earnings (loss)	$1,007	$(3,909)	$(4,024)	$(10,291)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	2	(212)	28	(470)
Pension and postretirement plans	11	5	20	12
Other comprehensive earnings (loss), net of tax	13	(207)	48	(458)
Comprehensive earnings (loss)	1,020	(4,116)	(3,976)	(10,749)
Comprehensive earnings (loss) attributable to noncontrolling interests	14	(402)	(391)	(369)
Comprehensive earnings (loss) attributable to Devon	$1,006	$(3,714)	$(3,585)	$(10,380)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(Millions)
Cash flows from operating activities:
Net earnings (loss)	$1,007	$(3,909)	$(4,024)	$(10,291)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, depletion and amortization	394	744	1,420	2,488
Asset impairments	319	5,851	4,851	15,479
Gains on asset sales	(1,351)	—	(1,351)	—
Deferred income tax expense (benefit)	86	(1,708)	(300)	(5,348)
Derivatives and other financial instruments	(58)	(481)	359	(606)
Cash settlements on derivatives and financial instruments	15	730	(133)	1,913
Other	169	171	190	437
Net change in working capital	136	67	181	93
Change in long-term other assets	(3)	52	10	211
Change in long-term other liabilities	12	36	7	(74)
Net cash from operating activities	726	1,553	1,210	4,302
Cash flows from investing activities:
Capital expenditures	(421)	(1,080)	(1,659)	(4,229)
Acquisitions of property, equipment and businesses	(3)	(113)	(1,641)	(530)
Divestitures of property and equipment	1,680	27	1,889	35
Other	34	(3)	7	(8)
Net cash from investing activities	1,290	(1,169)	(1,404)	(4,732)
Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	816	277	1,662	3,328
Repayments of long-term debt	(2,173)	(252)	(2,722)	(1,773)
Net short-term debt repayments	—	(169)	(626)	(932)
Early retirement of debt	(82)	—	(82)	—
Issuance of common stock	—	—	1,469	—
Sale of subsidiary units	—	—	—	654
Issuance of subsidiary units	59	9	835	13
Dividends paid on common stock	(32)	(99)	(190)	(296)
Contributions from noncontrolling interests	146	5	151	12
Distributions to noncontrolling interests	(77)	(68)	(224)	(186)
Other	(2)	(3)	(9)	(18)
Net cash from financing activities	(1,345)	(300)	264	802
Effect of exchange rate changes on cash	(9)	(22)	5	(65)
Net change in cash and cash equivalents	662	62	75	307
Cash and cash equivalents at beginning of period	1,723	1,725	2,310	1,480
Cash and cash equivalents at end of period	$2,385	$1,787	$2,385	$1,787

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(Millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,385	$2,310
Accounts receivable	1,092	1,105
Assets held for sale	717	—
Other current assets	257	606
Total current assets	4,451	4,021
Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	75,431	78,190
Not subject to amortization	3,637	2,584
Total oil and gas	79,068	80,774
Midstream and other	10,320	10,380
Total property and equipment, at cost	89,388	91,154
Less accumulated depreciation, depletion and amortization	(73,219)	(72,086)
Property and equipment, net	16,169	19,068
Goodwill	3,963	5,032
Other long-term assets	2,230	1,330
Total assets	$26,813	$29,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529	$906
Revenues and royalties payable	860	763
Short-term debt	350	976
Liabilities held for sale	202	—
Other current liabilities	910	650
Total current liabilities	2,851	3,295
Long-term debt	11,004	12,056
Asset retirement obligations	1,230	1,370
Other long-term liabilities	1,036	853
Deferred income taxes	631	888
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 524 million and 418 million shares in 2016 and 2015, respectively	52	42
Additional paid-in capital	7,487	4,996
Retained earnings (accumulated deficit)	(1,977)	1,781
Accumulated other comprehensive earnings	278	230
Total stockholders’ equity attributable to Devon	5,840	7,049
Noncontrolling interests	4,221	3,940
Total stockholders’ equity	10,061	10,989
Total liabilities and stockholders’ equity	$26,813	$29,451

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Earnings	Stock	Interests	Equity
	(Unaudited)
	(Millions)
Nine Months Ended September 30, 2016
Balance as of December 31, 2015	418	$42	$4,996	$1,781	$230	$—	$3,940	$10,989
Net loss	—	—	—	(3,633)	—	—	(391)	(4,024)
Other comprehensive earnings, net of tax	—	—	—	—	48	—	—	48
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(23)	—	(23)
Common stock retired	—	—	(23)	—	—	23	—	—
Common stock dividends	—	—	(65)	(125)	—	—	—	(190)
Common stock issued	103	10	2,117	—	—	—	—	2,127
Share-based compensation	—	—	142	—	—	—	—	142
Subsidiary equity transactions	—	—	320	—	—	—	896	1,216
Distributions to noncontrolling interests	—	—	—	—	—	—	(224)	(224)
Balance as of September 30, 2016	524	$52	$7,487	$(1,977)	$278	$—	$4,221	$10,061
Nine Months Ended September 30, 2015
Balance as of December 31, 2014	409	$41	$4,088	$16,631	$779	$—	$4,802	$26,341
Net loss	—	—	—	(9,922)	—	—	(369)	(10,291)
Other comprehensive loss, net of tax	—	—	—	—	(458)	—	—	(458)
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(23)	—	(23)
Common stock retired	—	—	(23)	—	—	23	—	—
Common stock dividends	—	—	—	(296)	—	—	—	(296)
Share-based compensation	—	—	129	—	—	—	—	129
Subsidiary equity transactions	—	—	577	—	—	—	127	704
Distributions to noncontrolling interests	—	—	—	—	—	—	(186)	(186)
Other	—	—	2	—	—	—	—	2
Balance as of September 30, 2015	411	$41	$4,773	$6,413	$321	$—	$4,374	$15,922

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2016 and 2015 and Devon’s financial position as of September 30, 2016.

Recently Adopted Accounting Standards

In January 2016, Devon adopted ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. As a result of the adoption, Devon reclassified unamortized debt issuance costs of $81 million as of December 31, 2015 from other long-term assets to a reduction of long-term debt on the consolidated balance sheets.

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Its objective is to clarify guidance and eliminate diversity in practice of classification on certain cash receipts and payments in the statement of cash flows. This ASU is effective for Devon beginning January 1, 2018, with early adoption permitted. Devon early adopted this ASU as of September 30, 2016 using a retrospective transition method. As a result of the adoption, Devon has classified $82 million of debt retirement payments as cash flows from financing activities on the accompanying 2016 consolidated statements of cash flows. No other periods presented in the consolidated statements of cash flows were impacted by the adoption of this standard.

Recently Issued Accounting Standards

The FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Its objective is to simplify several aspects of the accounting for share-based payments, including accounting for income taxes when awards vest or are settled, statutory withholding and accounting for forfeitures. Classification of these aspects on the statement of cash flows is also addressed. This ASU is effective for Devon beginning January 1, 2017. Devon does not expect that this ASU will have a material impact on its consolidated financial statements and related disclosures.

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018, with early adoption permitted in 2017. The ASU is required to be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. Devon intends to use the cumulative effect transition method and is continuing to evaluate the impact this ASU will have on its consolidated financial statements and related disclosures. Devon does not plan on early adopting.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the lease requirements in Topic 840, Leases. Its objective is to increase transparency and comparability among organizations. This ASU provides guidance requiring lessees to recognize most leases on their balance sheet. Lessor accounting does not significantly change from Topic 840, except for some changes made to align with Topic 606. This ASU is effective for Devon beginning January 1, 2019 and will be applied using a modified retrospective transition method, which requires applying the new guidance to leases that exist or are entered into after the beginning of the earliest period in the financial statements. Early adoption is permitted. Devon is continuing to evaluate the impact this ASU will have on its consolidated financial statements and related disclosures and does not plan on early adopting.

2.	Acquisitions and Divestitures

Devon Acquisitions

On January 7, 2016, Devon acquired approximately 80,000 net acres and assets in the STACK play for approximately $1.5 billion. Devon funded the acquisition with $849 million of cash and $659 million of common equity shares. The allocation of the purchase price at September 30, 2016 was approximately $1.3 billion to unproved properties and approximately $200 million to proved properties.

EnLink Acquisitions

On January 7, 2016, EnLink acquired Anadarko Basin gathering and processing midstream assets, along with dedicated acreage service rights and service contracts, for approximately $1.5 billion, subject to certain adjustments. EnLink funded the acquisition with approximately $215 million of General Partner common units and approximately $800 million of cash, primarily funded with the issuance of EnLink preferred units. The remaining $500 million of the purchase price is to be paid within one year with the option to defer $250 million of the final payment 24 months from the close date. The first $250 million of undiscounted future installment payment is reported in other current liabilities in the accompanying consolidated balance sheets with the remaining $250 million payment reported in other long-term liabilities. The accretion of the discount is reported within net financing costs in the accompanying consolidated comprehensive statement of earnings. A preliminary allocation of the purchase price at September 30, 2016 was $1.0 billion to intangible assets and approximately $400 million to property and equipment.

On August 1, 2016, EnLink formed a joint venture to operate and expand its midstream assets in the Delaware Basin. The joint venture is initially owned 50.1% by EnLink and 49.9% by the joint venture partner. As of September 30, 2016, EnLink contributed approximately $244 million of existing non-monetary assets to the joint venture and had committed an additional $262 million in capital to fund potential future development projects and potential acquisitions. The joint venture partner committed an aggregate of approximately $400 million of capital, including cash contributions of approximately $138 million, and granted EnLink call rights beginning in 2021 to acquire increasing portions of the joint venture partner’s interest.

Devon Asset Divestitures

In the first nine months of 2016, Devon divested certain non-core upstream assets in the U.S., and subsequent to quarter-end, completed the divestiture of its 50% interest in the Access Pipeline in Canada.

Upstream Asset Sales

In the second quarter of 2016, Devon divested its non-core Mississippian assets for approximately $200 million. Estimated proved reserves associated with these assets were approximately 11 MMBoe, or less than 1% of total U.S. proved reserves.

During the third quarter of 2016, in several separate transactions with different purchasers, Devon divested non-core upstream assets located in east Texas, the Anadarko Basin and the Midland Basin for approximately $1.7 billion. Estimated proved reserves associated with these assets were approximately 146 MMBoe, or approximately 9% of total U.S. proved reserves.

Proceeds from the transactions have been utilized primarily for debt repayment and to support future capital investment in Devon’s core resource plays.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under full cost accounting rules, sales or other dispositions of oil and gas properties are generally accounted for as adjustments to capitalized costs, with no recognition of gain or loss. However, if not recognizing a gain or loss on the disposition would otherwise significantly alter the relationship between a cost center’s capitalized costs and proved reserves, then a gain or loss must be recognized. Absent gain recognition, the divestiture transactions that closed in the third quarter of 2016 would have significantly altered the costs and reserves relationship. Therefore, Devon recognized a $1.4 billion gain in the third quarter of 2016 associated with these divestitures. A summary of the gain computation follows.

Three Months Ended September 30, 2016
(Millions)
Proceeds received, net of purchase price adjustments and selling costs	$1,653
Asset retirement obligation assumed by purchasers	250
Total consideration received	1,903

Allocated oil and gas property basis sold	355
Allocated goodwill	197
Total assets sold	552

Gains on asset sales	$1,351

Access Pipeline Divestiture

As of September 30, 2016, the Access Pipeline assets and liabilities were classified as held for sale in the accompanying consolidated balance sheet.

In October 2016, Devon divested Access Pipeline for $1.1 billion ($1.4 billion Canadian dollars) and recognized a gain of approximately $540 million on the transaction. In conjunction with the divestiture, Devon entered into a transportation agreement whereby Devon’s Canadian thermal-oil acreage is dedicated to Access Pipeline for an initial term of 25 years. Devon will be charged a market-based toll on its thermal-oil production over this term. In addition, Devon will receive an incremental payment of approximately $120 million upon the sanctioning and development of a new thermal-oil project on Devon’s Pike lease in Alberta.

3.	Derivative Financial Instruments

Objectives and Strategies

Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon and EnLink periodically enter into derivative financial instruments with respect to a portion of their oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility and foreign exchange forward contracts to manage its exposure to fluctuations in the U.S. and Canadian dollar exchange rates. As of September 30, 2016, Devon did not have any open foreign exchange contracts.

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

Commodity Derivatives

As of September 30, 2016, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2016	40,848	$49.00	20,000	$40.85	$50.85	18,500	$55.00
Q1-Q4 2017	10,452	$50.57	32,496	$44.60	$57.37	—	$—
Q1-Q4 2018	616	$50.61	1,726	$45.51	$55.51	—	$—

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2016	Western Canadian Select	33,000	$(13.40)
Q4 2016	West Texas Sour	5,000	$(0.53)
Q4 2016	Midland Sweet	13,000	$0.25

As of September 30, 2016, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars			Call Options Sold
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q4 2016	155,000	$2.83	385,000	$2.74	$2.97	400,000	$2.80
Q1-Q4 2017	145,384	$3.06	230,904	$2.91	$3.31	—	$—
Q1-Q4 2018	8,630	$3.30	8,630	$3.18	$3.48	—	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2016	Panhandle Eastern Pipe Line	175,000	$(0.34)
Q4 2016	El Paso Natural Gas	125,000	$(0.12)
Q4 2016	Houston Ship Channel	30,000	$0.11
Q4 2016	Transco Zone 4	70,000	$0.01
Q1-Q4 2017	Panhandle Eastern Pipe Line	150,000	$(0.34)
Q1-Q4 2017	El Paso Natural Gas	80,000	$(0.13)
Q1-Q4 2017	Houston Ship Channel	35,000	$0.06
Q1-Q4 2017	Transco Zone 4	205,000	$0.03

As of September 30, 2016, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps		Price Collars
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2016	Ethane	6,000	$9.71	10,000	$8.34	$9.60
Q4 2016	Propane	1,000	$21.53	6,000	$19.88	$21.98

As of September 30, 2016, EnLink had the following open derivative positions associated with gas processing and fractionation. EnLink’s NGL derivative positions settle by purity product against the average of the prompt month OPIS Mont Belvieu, Texas index. EnLink’s natural gas derivatives settle against the Henry Hub Gas Daily index.

Period	Product	Volume (Total)		Weighted Average Price Paid	Weighted Average Price Received
Q4 2016	Ethane	170	MBbls	$0.28/gal	Index
Q4 2016-Q3 2017	Propane	405	MBbls	Index	$0.65/gal
Q4 2016-Q3 2017	Normal Butane	109	MBbls	Index	$0.60/gal
Q4 2016-Q3 2017	Natural Gasoline	113	MBbls	Index	$0.98/gal
Q4 2016-Q3 2017	Natural Gas	17,438	MMBtu/d	Index	$2.94/MMbtu
Q4 2016	Condensate	50	MBbls	Index	$40.20/bbl

Interest Rate Derivatives

As of September 30, 2016, Devon had the following open interest rate derivative positions:

Notional	Rate Received	Rate Paid	Expiration
(Millions)
$100	Three Month LIBOR	0.92%	December 2016
$750	Three Month LIBOR	2.98%	December 2048 (1)
$100	1.76%	Three Month LIBOR	January 2019

(1)	Mandatory settlement in December 2018.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commodity derivatives:	(Millions)
Oil, gas and NGL derivatives	$79	$414	$(30)	$426
Marketing and midstream revenues	(1)	6	(7)	8
Interest rate derivatives:
Other nonoperating items	(20)	(30)	(163)	(28)
Foreign currency derivatives:
Other nonoperating items	—	91	(159)	200
Net gains (losses) recognized	$58	$481	$(359)	$606

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	September 30, 2016	December 31, 2015
	(Millions)
Commodity derivative assets:
Other current assets	$12	$34
Other long-term assets	1	1
Interest rate derivative assets:
Other current assets	1	1
Other long-term assets	1	1
Foreign currency derivative assets:
Other current assets	—	8
Total derivative assets	$15	$45

Commodity derivative liabilities:
Other current liabilities	$40	$14
Other long-term liabilities	6	4
Interest rate derivative liabilities:
Other long-term liabilities	185	22
Foreign currency derivative liabilities:
Other current liabilities	—	8
Total derivative liabilities	$231	$48

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Share-Based Compensation

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated comprehensive statements of earnings. Gross G&A expense for the first nine months of 2016 and 2015 includes $18 million and $25 million, respectively, of unit-based compensation related to grants made under EnLink’s long-term incentive plans.

The vesting for certain share-based awards was accelerated in 2016 in conjunction with the reduction of workforce described in Note 6. For the nine months ended September 30, 2016, approximately $60 million of associated expense for these accelerated awards is included in restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Gross G&A for share-based compensation	$117	$182
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$30	$48
Related income tax benefit	$3	$37

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first nine months of 2016. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/15	4,738	$62.49	434	$60.48	1,859		$76.17
Granted	4,375	$19.83	330	$19.22	1,388		$10.41
Vested	(2,150)	$62.35	(132)	$61.39	(602)		$63.37
Forfeited	(185)	$46.67	—	$—	(13)		$64.23
Unvested at 9/30/16	6,778	$35.42	632	$38.71	2,632	(1)	$46.53

(1)	A maximum of 5.3 million common shares could be awarded based upon Devon’s final TSR ranking relative to Devon’s peer group established under applicable award agreements.

The following table presents the assumptions related to the performance share units granted in 2016, as indicated in the previous summary table.

	2016
Grant-date fair value	$9.24	—	$10.61
Risk-free interest rate			0.94%
Volatility factor			37.7%
Contractual term (years)			2.83

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2016.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost (millions)	$153	$6	$28
Weighted average period for recognition (years)	2.5	2.4	1.7

EnLink Share-Based Awards

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with the General Partner’s and EnLink’s unvested restricted incentive units and performance units as of September 30, 2016.

	General Partner		EnLink
	Restricted	Performance	Restricted	Performance
	Incentive Units	Units	Incentive Units	Units
Unrecognized compensation cost (millions)	$15	$4	$16	$4
Weighted average period for recognition (years)	1.6	1.8	1.6	1.8

5.	Asset Impairments

The following table presents the components of asset impairments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
U.S. oil and gas assets	$317	$4,715	$2,810	$14,340
Canada oil and gas assets	—	336	1,166	336
EnLink goodwill	—	576	873	576
EnLink other intangible assets	—	223	—	223
Other assets	2	1	2	4
Total asset impairments	$319	$5,851	$4,851	$15,479

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

EnLink Goodwill Impairments and Other Intangible Assets Impairments

In the first quarter of 2016 and the third quarter of 2015, Devon recognized goodwill and other intangible assets impairments related to EnLink’s business. Additional information regarding the impairments is discussed in Note 12.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.	Restructuring and Transaction Costs

The following table summarizes restructuring and transaction costs presented in the accompanying consolidated comprehensive statement of earnings.

	September 30, 2016
	Three Months Ended	Nine Months Ended
	(Millions)
2016 reduction in workforce:
Employee related costs	$(7)	$229
Lease obligations	—	17
Asset impairments	—	3
Transaction costs	2	17
Restructuring and transaction costs	$(5)	$266

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
	(Millions)
Balance as of December 31, 2015	$13	$63	$76
Changes due to 2016 workforce reductions	58	13	71
Changes related to prior years' restructurings	5	(8)	(3)
Balance as September 30, 2016	$76	$68	$144

Balance as of December 31, 2014	$13	$7	$20
Changes related to prior years' restructurings	(5)	(2)	(7)
Balance as of September 30, 2015	$8	$5	$13

Reduction in Workforce

In the first nine months of 2016, Devon recognized $229 million in employee-related costs associated with a reduction in workforce that was made in response to the depressed commodity price environment. Of these employee-related costs, approximately $60 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, approximately $30 million resulted from estimated defined benefit settlements. These cash and noncash charges included estimates for employees released from service during the first nine months of 2016, as well as amounts based on the number of employees expected to be impacted by certain of its non-core asset divestitures.

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

Transaction Costs

In the first nine months of 2016, Devon and EnLink recognized transaction costs primarily associated with the closing of the acquisitions discussed in Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Current income tax expense (benefit)	$85	$(6)	$72	$(87)
Deferred income tax expense (benefit)	86	(1,708)	(300)	(5,348)
Total income tax expense (benefit)	$171	$(1,714)	$(228)	$(5,435)

U.S. statutory income tax rate	35%	35%	35%	35%
Deferred tax asset valuation allowance	(35%)	0%	(20%)	0%
Non-deductible goodwill and intangible impairment	6%	(5%)	(9%)	(2%)
Change in unrecognized tax benefits	7%	0%	(2%)	0%
Taxation on Canadian operations	0%	0%	(3%)	(1%)
State income taxes	2%	1%	1%	2%
Other	0%	(1%)	3%	1%
Effective income tax rate	15%	30%	5%	35%

Devon estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

At December 31, 2015, Devon recorded a 100%, or $967 million, valuation allowance against the U.S. deferred tax assets that largely resulted from the full cost impairments recognized during 2015. In the first and second quarters of 2016, Devon provided an additional $808 and $467 million, respectively, deferred tax valuation allowance to reflect its continued financial losses incurred largely by the additional full cost impairments. In the third quarter of 2016, Devon’s U.S. segment reduced its deferred tax valuation allowance by $479 million primarily due to the gain from the sale of assets recorded during the quarter. Also during the third quarter of 2016, Devon’s Canadian segment recorded a $71 million partial valuation allowance due to its continued financial losses.

In the first quarter of 2016 and the third quarter of 2015, EnLink recorded goodwill and intangibles impairments totaling $873 million and $799 million, respectively. These impairments are not deductible for purposes of calculating income tax and therefore have an impact on the effective tax rate.

Devon is under audit in the U.S. and various foreign jurisdictions as part of its normal course of business. The timing of resolution of income tax examinations is uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. Devon believes that within the next 12 months, it is reasonably possible that certain tax examinations will be resolved by settlement with the taxing authorities. During the third quarter of 2016, Devon recognized $85 million of unrecognized tax benefits, including $34 million of interest, associated with such tax examinations.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.	Net Earnings (Loss) Per Share Attributable to Devon

The following table reconciles net earnings (loss) attributable to Devon and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Millions, except per share amounts)
Net earnings (loss):
Net earnings (loss) attributable to Devon	$993	$(3,507)	$(3,633)	$(9,922)
Attributable to participating securities	(11)	(1)	(1)	(3)
Basic and diluted earnings (loss)	$982	$(3,508)	$(3,634)	$(9,925)
Common shares:
Common shares outstanding - total	524	411	509	411
Attributable to participating securities	(6)	(5)	(6)	(5)
Common shares outstanding - basic	518	406	503	406
Dilutive effect of potential common shares issuable	3	—	—	—
Common shares outstanding - diluted	521	406	503	406
Net earnings (loss) per share attributable to Devon:
Basic	$1.90	$(8.64)	$(7.22)	$(24.45)
Diluted	$1.89	$(8.64)	$(7.22)	$(24.45)
Antidilutive options (1)	3	4	3	4

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net loss per share calculations because the options are antidilutive.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$450	$725	$424	$983
Change in cumulative translation adjustment	(1)	(242)	52	(519)
Income tax benefit (expense)	3	30	(24)	49
Ending accumulated foreign currency translation	452	513	452	513
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(185)	(197)	(194)	(204)
Recognition of net actuarial loss and prior service cost in earnings (1)	7	6	20	17
Income tax benefit (expense)	4	(1)	—	(5)
Ending accumulated pension and postretirement benefits	(174)	(192)	(174)	(192)
Accumulated other comprehensive earnings, net of tax	$278	$321	$278	$321

(1)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of G&A on the accompanying consolidated comprehensive statements of earnings. See Note 16 for additional details.

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Net change in working capital accounts, net of assets and liabilities assumed:
Accounts receivable	$81	$273	$87	$713
Income taxes receivable	6	98	107	514
Other current assets	98	(30)	242	(36)
Accounts payable	(34)	(33)	(185)	(135)
Revenues and royalties payable	40	(105)	34	(288)
Other current liabilities	(55)	(136)	(104)	(675)
Net change in working capital	$136	$67	$181	$93
Interest paid (net of capitalized interest)	$113	$113	$402	$343
Income taxes received	$(7)	$(9)	$(130)	$(339)

Devon’s acquisition of certain STACK assets during the first three months of 2016 included the noncash issuance of Devon common stock. See Note 2 for additional details.

EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets during the first quarter of 2016 included noncash issuance of General Partner common units. Additionally, EnLink’s formation of a joint venture during the third quarter of

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2016 included non-monetary asset contributions. See Note 2 for additional details. During the first nine months of 2015, EnLink’s acquisitions included $360 million of noncash equity issuance.

11.	Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2016	December 31, 2015
	(Millions)
Oil, gas and NGL sales	$404	$362
Joint interest billings	75	211
Marketing and midstream revenues	562	520
Other	69	30
Gross accounts receivable	1,110	1,123
Allowance for doubtful accounts	(18)	(18)
Net accounts receivable	$1,092	$1,105

12.	Goodwill and Other Intangible Assets

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

In the third quarter of 2015, EnLink recorded a noncash goodwill impairment of $576 million related to its Louisiana reporting unit as a result of an interim impairment test.

Asset Divestitures

During the third quarter of 2016, Devon derecognized $197 million of goodwill in conjunction with the upstream oil and gas asset divestitures discussed in Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Intangible Assets

The following table presents other intangible assets reported in other long-term assets in the accompanying consolidated balance sheets. See Note 2 for discussion of changes in other intangible assets resulting from EnLink acquisitions during the first nine months of 2016.

In the third quarter of 2015, Devon recorded a noncash intangible assets impairment of $223 million related to EnLink’s Crude and Condensate reporting unit resulting from an assessment of EnLink’s customer relationships. Level 3 fair value measurements were utilized for the impairment analysis of definite-lived intangible assets, which included discounted cash flow estimates, consistent with those utilized in the goodwill impairment assessment.

	September 30, 2016	December 31, 2015
	(Millions)
Customer relationships	$1,793	$745
Accumulated amortization	(142)	(55)
Net intangibles	$1,651	$690

The weighted-average amortization period for other intangible assets is 14 years. Amortization expense for intangibles was approximately $29 million and $14 million for the three months ended September 30, 2016 and 2015, respectively, and $87 million and $44 million for the nine months ended September 30, 2016 and 2015, respectively. The remaining amortization expense is estimated to be $118 million for each of the next five years.

13.	Other Current Liabilities

Components of other current liabilities include the following:

	September 30, 2016	December 31, 2015
	(Millions)
Installment payment - see Note 2	$243	$—
Accrued interest payable	171	149
Restructuring liabilities	76	13
Other	420	488
Other current liabilities	$910	$650

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.	Debt and Related Expenses

A summary of debt is as follows:

	September 30, 2016	December 31, 2015
	(Millions)
Devon debt:
Commercial paper	$—	$626
Floating rate due December 15, 2016	350	350
8.25% due July 1, 2018	28	125
2.25% due December 15, 2018	110	750
6.30% due January 15, 2019	198	700
4.00% due July 15, 2021	500	500
3.25% due May 15, 2022	1,000	1,000
5.85% due December 15, 2025	850	850
7.50% due September 15, 2027	150	150
7.875% due September 30, 2031	1,250	1,250
7.95% due April 15, 2032	1,000	1,000
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(28)	(28)
Debt issuance costs	(49)	(57)
Total Devon debt	8,109	9,966
EnLink debt:
Credit facilities	98	414
2.70% due April 1, 2019	400	400
7.125% due June 1, 2022	163	163
4.40% due April 1, 2024	550	550
4.15% due June 1, 2025	750	750
4.85% due July 15, 2026	500	—
5.60% due April 1, 2044	350	350
5.05% due April 1, 2045	450	450
Net premium on debentures and notes	10	13
Debt issuance costs	(26)	(24)
Total EnLink debt	3,245	3,066
Total debt	11,354	13,032
Less amount classified as short-term debt (1)	350	976
Total long-term debt	$11,004	$12,056

(1)

Short-term debt as of September 30, 2016 consists of $350 million of floating rate due on December 15, 2016. Short-term debt as of December 31, 2015 consists of $626 million of commercial paper and $350 million floating rate due on December 15, 2016.

 Commercial Paper

During the nine months ended September 30, 2016, Devon reduced commercial paper borrowings by $626 million. As of September 30, 2016, Devon had no outstanding commercial paper borrowings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Retirement of Senior Notes

In August 2016, Devon completed tender offers to repurchase $1.2 billion of debt securities, using proceeds from the asset divestitures discussed in Note 2. The redemption includes $97 million of the $125 million 8.25% senior notes due July 2018, $640 million of the $750 million 2.25% senior notes due December 2018 and $502 million of the $700 million 6.3% senior notes due January 2019. Devon recognized a loss on early retirement of debt, primarily consisting of $82 million in cash retirement costs and other fees. These costs, along with other minimal noncash charges associated with retiring the debt, are included in net financing costs in the consolidated comprehensive statements of earnings.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of September 30, 2016, Devon had $125 million in outstanding letters of credit, including $58 million in outstanding letters of credit under the Senior Credit Facility. There were no outstanding borrowings under the Senior Credit Facility at September 30, 2016. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as full cost ceiling impairments or goodwill impairments. As of September 30, 2016, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 20.6%.

EnLink Debt

All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

EnLink has a $1.5 billion unsecured revolving credit facility. As of September 30, 2016, there were $11 million in outstanding letters of credit and $75 million in outstanding borrowings at an average rate of 2.15% under the $1.5 billion credit facility. The General Partner has a $250 million secured revolving credit facility. As of September 30, 2016, the General Partner had $23 million in outstanding borrowings at an average rate of 2.28%. EnLink and the General Partner were in compliance with all financial covenants in their respective credit facilities as of September 30, 2016.

In July 2016, EnLink issued $500 million of 4.85% unsecured senior notes due 2026. EnLink used the net proceeds to repay outstanding borrowings under its revolving credit facility and for general partnership purposes.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Interest based on debt outstanding	$157	$147	$481	$413
Early retirement of debt	84	—	84	—
Capitalized interest	(18)	(17)	(53)	(46)
Interest accretion on deferred installment payment - see Note 2	13	—	39	—
Other fees and expenses	9	8	24	16
Interest expense	245	138	575	383
Interest income	(2)	(2)	(5)	(5)
Net financing costs	$243	$136	$570	$378

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Asset retirement obligations as of beginning of period	$1,414	$1,399
Liabilities incurred and assumed through acquisitions	18	46
Liabilities settled and divested	(310)	(48)
Revision of estimated obligation	70	62
Accretion expense on discounted obligation	58	56
Foreign currency translation adjustment	26	(80)
Asset retirement obligations as of end of period	1,276	1,435
Less current portion	46	58
Asset retirement obligations, long-term	$1,230	$1,377

During the first nine months of 2016, Devon reduced its asset retirement obligation by $285 million for those obligations that were assumed by the purchasers of certain upstream U.S. assets.

16.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(Millions)
Service cost	$3	$9	$12	$25	$—	$—	$—	$—
Interest cost	9	13	32	39	—	—	—	—
Expected return on plan assets	(14)	(14)	(40)	(44)	—	—	—	—
Amortization of prior service cost (1)	1	1	2	3	—	—	(1)	(1)
Net actuarial loss (1)	6	5	19	15	—	—	—	—
Net periodic benefit cost (2)	$5	$14	$25	$38	$—	$—	$(1)	$(1)

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of G&A in the accompanying consolidated comprehensive statements of earnings.

17.	Stockholders’ Equity

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

The table below summarizes the dividends Devon paid on its common stock.

	Amounts	Rate
	(Millions)	(Per Share)
Quarter Ended 2016:
First quarter 2016	$125	$0.24
Second quarter 2016	33	$0.06
Third quarter 2016	32	$0.06
Total year-to-date	$190
Quarter Ended 2015:
First quarter 2015	$99	$0.24
Second quarter 2015	98	$0.24
Third quarter 2015	99	$0.24
Total year-to-date	$296

In response to the depressed commodity price environment, Devon reduced its quarterly dividend to $0.06 per share in the second quarter of 2016.

18.	Noncontrolling Interests

Subsidiary Equity Transactions

During the first quarter of 2016, EnLink issued common units in conjunction with the acquisition discussed in Note 2. In addition, during the first nine months of 2016, EnLink issued approximately 7 million common units for net proceeds of $110 million. As a result of these transactions, Devon’s ownership interest in EnLink decreased from 28% at December 31, 2015 to 24% at September 30, 2016, excluding the interest held by the General Partner. Additionally, as a result of the transaction described in Note 2, Devon’s ownership in the General Partner decreased from 70% to 64% during the same time period. The net gains and losses and related income taxes resulting from these transactions have been recorded as an adjustment to equity, with the change in ownership reflected as an adjustment to noncontrolling interests.

Distributions to Noncontrolling Interests

EnLink and the General Partner distributed $224 million and $186 million to non-Devon unitholders during the first nine months of 2016 and 2015, respectively.

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

Environmental Matters

Devon is subject to certain environmental, health and safety laws and regulations, including environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes. In response to liabilities associated with these activities, loss accruals primarily consist of estimated uninsured remediation costs. Devon’s monetary exposure for environmental matters is not expected to be material.

Other Matters

Devon is involved in other various legal proceedings incidental to its business. However, to Devon’s knowledge, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

20.	Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at September 30, 2016 and December 31, 2015. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, the fair values of oil and gas assets, goodwill and other intangible assets and related impairments are measured as of the impairment date using Level 3 inputs. More information on these items is provided in Note 5 and Note 12.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
	(Millions)
September 30, 2016 assets (liabilities):
Cash equivalents	$1,864	$1,864	$1,672	$192	$—
Commodity derivatives	$13	$13	$—	$13	$—
Commodity derivatives	$(46)	$(46)	$—	$(46)	$—
Interest rate derivatives	$2	$2	$—	$2	$—
Interest rate derivatives	$(185)	$(185)	$—	$(185)	$—
Debt	$(11,354)	$(11,984)	$—	$(11,984)	$—
Installment payment	$(460)	$(465)	$—	$(465)	$—
Capital lease obligations	$(11)	$(10)	$—	$(10)	$—
December 31, 2015 assets (liabilities):
Cash equivalents	$1,871	$1,871	$1,471	$400	$—
Commodity derivatives	$35	$35	$—	$35	$—
Commodity derivatives	$(18)	$(18)	$—	$(18)	$—
Interest rate derivatives	$2	$2	$—	$2	$—
Interest rate derivatives	$(22)	$(22)	$—	$(22)	$—
Foreign currency derivatives	$8	$8	$—	$8	$—
Foreign currency derivatives	$(8)	$(8)	$—	$(8)	$—
Debt	$(13,032)	$(11,927)	$—	$(11,927)	$—
Capital lease obligations	$(17)	$(16)	$—	$(16)	$—

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

Installment payment – The fair value of the EnLink installment payment as of September 30, 2016 was based on Level 2 inputs from third-party market quotations.

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

	U.S.	Canada	EnLink	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2016:
Revenues from external customers	$1,653	$305	$924	$—	$2,882
Gains on asset sales	$1,351	$—	$—	$—	$1,351
Intersegment revenues	$—	$—	$180	$(180)	$—
Depreciation, depletion and amortization	$196	$72	$126	$—	$394
Interest expense	$185	$34	$49	$(23)	$245
Asset impairments	$317	$2	$—	$—	$319
Restructuring and transaction costs	$(10)	$5	$—	$—	$(5)
Earnings before income taxes	$1,122	$37	$19	$—	$1,178
Income tax expense	$5	$159	$7	$—	$171
Net earnings (loss)	$1,117	$(122)	$12	$—	$1,007
Net earnings attributable to noncontrolling interests	$—	$—	$14	$—	$14
Net earnings (loss) attributable to Devon	$1,117	$(122)	$(2)	$—	$993
Capital expenditures, including acquisitions	$277	$48	$132	$—	$457

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	EnLink	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2015:
Revenues from external customers	$2,381	$221	$999	$—	$3,601
Intersegment revenues	$—	$—	$172	$(172)	$—
Depreciation, depletion and amortization	$510	$134	$100	$—	$744
Interest expense	$96	$22	$31	$(11)	$138
Asset impairments	$4,716	$336	$799	$—	$5,851
Loss before income taxes	$(4,464)	$(401)	$(758)	$—	$(5,623)
Income tax expense (benefit)	$(1,605)	$(116)	$7	$—	$(1,714)
Net loss	$(2,859)	$(285)	$(765)	$—	$(3,909)
Net loss attributable to noncontrolling interests	$—	$—	$(402)	$—	$(402)
Net loss attributable to Devon	$(2,859)	$(285)	$(363)	$—	$(3,507)
Capital expenditures, including acquisitions	$974	$108	$105	$—	$1,187
Nine Months Ended September 30, 2016:
Revenues from external customers	$4,320	$688	$2,488	$—	$7,496
Gains on asset sales	$1,351	$—	$—	$—	$1,351
Intersegment revenues	$—	$—	$539	$(539)	$—
Depreciation, depletion and amortization	$763	$284	$373	$—	$1,420
Interest expense	$400	$101	$140	$(66)	$575
Asset impairments	$2,810	$1,168	$873	$—	$4,851
Restructuring and transaction costs	$245	$15	$6	$—	$266
Loss before income taxes	$(2,040)	$(1,359)	$(853)	$—	$(4,252)
Income tax expense (benefit)	$(6)	$(223)	$1	$—	$(228)
Net loss	$(2,034)	$(1,136)	$(854)	$—	$(4,024)
Net earnings (loss) attributable to noncontrolling interests	$1	$—	$(392)	$—	$(391)
Net loss attributable to Devon	$(2,035)	$(1,136)	$(462)	$—	$(3,633)
Property and equipment, net	$7,196	$2,778	$6,195	$—	$16,169
Total assets	$12,317	$4,355	$10,197	$(56)	$26,813
Capital expenditures, including acquisitions	$2,454	$158	$816	$—	$3,428
Nine Months Ended September 30, 2015:
Revenues from external customers	$6,570	$802	$2,887	$—	$10,259
Intersegment revenues	$—	$—	$499	$(499)	$—
Depreciation, depletion and amortization	$1,817	$382	$289	$—	$2,488
Interest expense	$271	$70	$76	$(34)	$383
Asset impairments	$14,344	$336	$799	$—	$15,479
Loss before income taxes	$(14,450)	$(609)	$(667)	$—	$(15,726)
Income tax expense (benefit)	$(5,334)	$(129)	$28	$—	$(5,435)
Net loss	$(9,116)	$(480)	$(695)	$—	$(10,291)
Net earnings (loss) attributable to noncontrolling interests	$1	$—	$(370)	$—	$(369)
Net loss attributable to Devon	$(9,117)	$(480)	$(325)	$—	$(9,922)
Property and equipment, net	$11,586	$5,623	$5,566	$—	$22,775
Total assets	$17,389	$6,747	$10,249	$(113)	$34,272
Capital expenditures, including acquisitions	$3,205	$478	$777	$—	$4,460

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month and nine-month periods ended September 30, 2016 compared to the three-month and nine-month periods ended September 30, 2015 and in our financial condition and liquidity since December 31, 2015. For information regarding our critical accounting policies and estimates, see our 2015 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2016 Results

Key components of our financial performance are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30, (3)
	2016	2015	Change	2016	2015	Change
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon	$993	$(3,507)	N/M	$(3,633)	$(9,922)	N/M
Net earnings (loss) per share attributable to Devon	$1.89	$(8.64)	N/M	$(7.22)	$(24.45)	N/M
Core earnings (loss) attributable to Devon (1)	$47	$316	- 85%	$(169)	$725	- 123%
Core earnings (loss) per share attributable to Devon (1)	$0.09	$0.76	- 88%	$(0.34)	$1.76	- 119%
Retained production (MBoe/d)	550	591	- 7%	578	585	- 1%
Total production (MBoe/d)	577	680	- 15%	635	680	- 7%
Realized price per Boe (2)	$20.98	$21.37	- 2%	$17.37	$22.98	- 24%
Operating cash flow	$726	$1,553	- 53%	$1,210	$4,302	- 72%
Capitalized costs, including acquisitions	$457	$1,187	- 61%	$3,428	$4,460	- 23%
Shareholder and noncontrolling interests distributions	$109	$167	- 35%	$414	$482	- 14%
Cash and cash equivalents				$2,385	$1,787	+34%
Total debt				$11,354	$11,821	- 4%

(1)

Core earnings (loss) and core earnings (loss) per share attributable to Devon are financial measures not prepared in accordance with GAAP. For a description of core earnings (loss) and core earnings (loss) per share attributable to Devon, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

(2)	Excludes any impact of oil, gas and NGL derivatives.
(3)	Except for balance sheet amounts, which are presented as of September 30.

Despite the challenges our company and the entire upstream energy sector faced from low commodity prices in 2016, we have remained committed to the execution of our strategy and to positioning our company for long-term success. Although we have seen moderate improvements in oil and natural gas prices over the course of the first nine months of 2016, prices still remain relatively low with an average NYMEX WTI oil price and Henry Hub natural gas price of $41.41/Bbl and $2.28/Mcf, respectively. In spite of this, we continue to take strategic steps to create value for our shareholders by making prudent investments and upgrades to our portfolio of assets, bringing the value of our assets forward by executing on key divestiture initiatives, further optimizing our production operations to minimize production declines and controlling costs to further strengthen our balance sheet. During the first nine months of 2016, these steps were marked by several notable achievements:

•	Expanded our position in the STACK by acquiring approximately 80,000 net acres and assets for $1.5 billion.
•	Reduced exploratory and developmental capital investment by approximately 70% as compared to the first nine months of 2015.
•	Raised net proceeds of $1.5 billion in an offering of our common stock.
•

Divested U.S. non-core upstream assets for $1.9 billion. We divested our interest in Access Pipeline for $1.1 billion in October 2016, bringing total divestiture proceeds to approximately $3.2 billion before purchase price adjustments.

•	Reduced long-term debt by $1.2 billion using asset divestiture proceeds.
•	Raised 2016 production guidance for retained assets by 3%.

•	Reduced LOE by $410 million through the first nine months of 2016 as compared to the same time period in 2015, primarily through cost reduction initiatives.
•

Reduced gross G&A by $308 million through the first nine months of 2016 as compared to the same time period in 2015, primarily through cost reduction initiatives resulting from our February 2016 workforce reduction.

•	Raised our 2016 operating costs savings target to $1 billion.
•

Exited the third quarter of 2016 with $5.3 billion of liquidity, consisting of $2.4 billion of cash and $2.9 billion of capacity on our Senior Credit Facility. We have managed our debt maturity schedule to provide maximum flexibility with near-term liquidity, with no significant long-term debt maturities until July 2021.

In conjunction with the workforce reduction and transactions discussed above, we incurred $266 million of restructuring and transaction costs in the first nine months of 2016. Additionally, during the first nine months of 2016, we recognized $4.9 billion of noncash asset impairments as a result of low commodity prices. Furthermore, we recognized a gain of $1.4 billion on the asset divestitures that closed in the third quarter of 2016. While the impairments and gain on divestitures significantly impacted our earnings, they had no effect on our operating cash flow or debt covenants.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Oil (MBbls/d)
Barnett Shale	1	1	- 34%	1	1	- 29%
Delaware Basin	31	41	- 23%	35	39	- 10%
Eagle Ford	33	62	- 46%	44	68	- 35%
Rockies Oil	11	16	- 31%	14	15	- 3%
STACK	21	7	+184%	18	7	+162%
Heavy Oil	22	27	- 19%	23	26	- 13%
Other	11	13	- 18%	12	13	- 3%
Retained assets	130	167	- 22%	147	169	- 13%
Divested assets	6	21	- 74%	13	24	- 48%
Total	136	188	- 27%	160	193	- 17%
Bitumen (MBbls/d)
Heavy Oil	115	94	+22%	105	81	+29%
Gas (MMcf/d)
Barnett Shale	730	807	- 10%	752	825	- 9%
Delaware Basin	92	70	+33%	92	70	+31%
Eagle Ford	85	155	- 45%	111	148	- 25%
Rockies Oil	19	41	- 54%	27	40	- 32%
STACK	292	229	+28%	296	234	+27%
Heavy Oil	18	16	+8%	20	21	- 6%
Other	13	17	- 20%	14	19	- 25%
Retained assets	1,249	1,335	- 6%	1,312	1,357	- 3%
Divested assets	75	251	- 70%	165	262	- 37%
Total	1,324	1,586	- 17%	1,477	1,619	- 9%
NGLs (MBbls/d)
Barnett Shale	44	47	- 7%	45	51	- 12%
Delaware Basin	12	8	+47%	12	9	+41%
Eagle Ford	13	26	- 48%	18	24	- 24%
Rockies Oil	1	2	- 38%	1	1	- 9%
STACK	23	22	+6%	28	20	+36%
Other	3	3	- 21%	3	4	- 35%
Retained assets	96	108	- 11%	107	109	- 2%
Divested assets	8	26	- 69%	17	27	- 36%
Total	104	134	- 22%	124	136	- 8%
Combined (MBoe/d)
Barnett Shale	166	183	- 9%	171	190	- 10%
Delaware Basin	59	61	- 3%	62	59	+6%
Eagle Ford	61	113	- 46%	81	117	- 30%
Rockies Oil	16	25	- 38%	20	23	- 12%
STACK	92	67	+38%	95	66	+44%
Heavy Oil	140	124	+13%	132	111	+18%
Other	16	18	- 15%	17	19	- 13%
Retained assets	550	591	- 7%	578	585	- 1%
Divested assets	27	89	- 70%	57	95	- 39%
Total	577	680	- 15%	635	680	- 7%

Oil, Gas and NGL Pricing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 (1)	2015 (1)	Change	2016 (1)	2015 (1)	Change
Oil (per Bbl)
U.S.	$42.51	$42.09	+1%	$36.89	$45.91	- 20%
Canada	$27.46	$29.10	- 6%	$22.26	$33.36	- 33%
Total	$40.12	$40.23	- 0%	$34.78	$44.19	- 21%
Bitumen (per Bbl)
Canada	$23.00	$23.96	- 4%	$17.77	$26.05	- 32%
Gas (per Mcf)
U.S.	$2.24	$2.24	- 0%	$1.70	$2.27	- 25%
NGLs (per Bbl)
U.S.	$9.80	$8.80	+11%	$8.84	$9.50	- 7%
Combined (per Boe)
U.S.	$20.26	$20.66	- 2%	$17.16	$22.18	- 23%
Canada	$23.23	$24.55	- 5%	$18.15	$27.06	- 33%
Total	$20.98	$21.37	- 2%	$17.37	$22.98	- 24%

(1)	Prices presented exclude any effects of oil, gas and NGL derivatives.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our commodity sales between the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2015 sales	$694	$208	$327	$109	$1,338
Change due to volumes	(133)	46	(18)	(9)	(114)
Change due to prices	6	(10)	5	10	11
Change due to divestitures	(65)	—	(41)	(16)	(122)
2016 sales	$502	$244	$273	$94	$1,113

	Nine Months Ended September 30,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2015 sales	$2,328	$579	$1,005	$352	$4,264
Change due to volumes	(336)	172	(50)	(12)	(226)
Change due to prices	(404)	(239)	(226)	(24)	(893)
Change due to divestitures	(65)	—	(41)	(16)	(122)
2016 sales	$1,523	$512	$688	$300	$3,023

Commodity sales decreased due to a change in production volumes from our retained assets during the third quarter and the first nine months of 2016. While enhanced positions in the STACK, continued development activity in the Delaware and our performance of our Jackfish assets drove production increases, these production increases were more than offset by reduced completion activity in the Eagle Ford and natural production declines in the Barnett Shale. Additionally, our production decreased as a result of our U.S. non-core divestiture program.

Commodity sales decreased in the first nine months of 2016 due to significant price decreases for all commodities. The decrease in oil and bitumen sales resulted from lower average WTI crude oil index prices, which were 19% lower than the first nine months of 2015. The decreases in gas and NGL sales were due to lower North American regional index prices upon which our gas sales are based, and lower NGL prices at the Mont Belvieu, Texas hub.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Cash settlements:
Oil derivatives	$20	$548	$(41)	$1,459
Gas derivatives	(4)	69	47	231
NGL derivatives	—	—	(2)	—
Total cash settlements	16	617	4	1,690
Gains (losses) on fair value changes:
Oil derivatives	23	(163)	(7)	(1,111)
Gas derivatives	35	(40)	(26)	(153)
NGL derivatives	5	—	(1)	—
Total gains (losses) on fair value changes	63	(203)	(34)	(1,264)
Oil, gas and NGL derivatives	$79	$414	$(30)	$426

	Three Months Ended September 30, 2016
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$40.12	$23.00	$2.24	$9.80	$20.98
Cash settlements of hedges	1.56	—	(0.04)	0.10	0.32
Realized price, including cash settlements	$41.68	$23.00	$2.20	$9.90	$21.30

	Three Months Ended September 30, 2015
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$40.23	$23.96	$2.24	$8.80	$21.37
Cash settlements of hedges	31.81	—	0.47	—	9.86
Realized price, including cash settlements	$72.04	$23.96	$2.71	$8.80	$31.23

	Nine Months Ended September 30, 2016
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$34.78	$17.77	$1.70	$8.84	$17.37
Cash settlements of hedges	(0.94)	—	0.12	(0.06)	0.02
Realized price, including cash settlements	$33.84	$17.77	$1.82	$8.78	$17.39

	Nine Months Ended September 30, 2015
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$44.19	$26.05	$2.27	$9.50	$22.98
Cash settlements of hedges	27.69	—	0.53	—	9.11
Realized price, including cash settlements	$71.88	$26.05	$2.80	$9.50	$32.09

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our oil, gas and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our oil, gas and NGL derivatives generated net gains in the third quarter of 2016 and 2015. Including the cash settlements discussed above, our oil, gas and NGL derivatives incurred a net loss in the first nine months of 2016 and generated a net gain in the first nine months of 2015.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Millions)
Operating revenues	$1,690	$1,849	- 9%	$4,503	$5,569	- 19%
Product purchases	(1,391)	(1,535)	- 9%	(3,618)	(4,645)	- 22%
Operations and maintenance expenses	(89)	(102)	- 13%	(266)	(294)	- 10%
Operating profit	$210	$212	- 1%	$619	$630	- 2%

Devon profit	$(18)	$1	N/M	$(37)	$14	- 364%
EnLink profit	228	211	+8%	656	616	+ 7%
Total profit	$210	$212	- 1%	$619	$630	- 2%

The overall decrease in marketing and midstream margin during the third quarter and the first nine months of 2016 was primarily due to lower margins on Devon’s downstream marketing commitments, offset by EnLink’s acquisition activity in late 2015 and the first quarter of 2016.

Gains on Asset Sales

In conjunction with the non-core upstream asset divestitures, we recognized a gain during the third quarter of 2016. For further discussion, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Lease Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Millions, except per Boe amounts)
LOE:
U.S.	$248	$376	- 34%	$886	$1,188	- 25%
Canada	107	134	- 20%	329	437	- 25%
Total	$355	$510	- 30%	$1,215	$1,625	- 25%
LOE per Boe:
U.S.	$6.17	$7.34	- 16%	$6.42	$7.65	- 16%
Canada	$8.31	$11.75	- 29%	$9.13	$14.38	- 37%
Total	$6.69	$8.14	- 18%	$6.98	$8.75	- 20%

LOE and LOE per Boe decreased during the third quarter and the first nine months of 2016 primarily due to our well optimization and cost reduction initiatives and non-core oil and gas property divestitures. Our cost reduction initiatives have been primarily focused on reducing costs associated with water disposal, power and fuel, compression and workovers.

By closing the Access Pipeline divestiture discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements,” we expect LOE to increase approximately $25 million in the last three months of 2016 due to our base transportation commitment to the pipeline for our thermal-oil production.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Millions)
Gross G&A	$214	$320	- 33%	$731	$1,039	- 30%
Capitalized G&A	(54)	(92)	- 41%	(183)	(287)	- 36%
Reimbursed G&A	(19)	(30)	- 36%	(66)	(91)	- 27%
Net G&A	$141	$198	- 29%	$482	$661	- 27%

Gross G&A and capitalized G&A decreased during the third quarter and the first nine months of 2016 largely due to lower Devon employee costs resulting from recent workforce reductions, as discussed in Note 6 in “Part I. Financial Information – Item 1. Financial Statements,” and other cost reduction initiatives. Reimbursed G&A decreased primarily due to a reduction in drilling activity in response to the decline in commodity prices.

Production and Property Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Millions)
Production	$39	$48	- 17%	$110	$160	- 31%
Property and other	28	43	- 33%	110	155	- 29%
Production and property taxes	$67	$91	- 25%	$220	$315	- 30%
Percentage of oil, gas and NGL sales:
Production	3.5%	3.6%	- 0%	3.6%	3.7%	- 2%
Property and other	2.6%	3.2%	- 20%	3.7%	3.7%	+0%
Total	6.1%	6.8%	- 10%	7.3%	7.4%	- 1%

Production taxes decreased during the third quarter and the first nine months of 2016 on an absolute dollar basis primarily due to a decrease in our U.S. revenues, on which the majority of our production taxes are assessed. Furthermore, property and other taxes decreased from the prior year primarily as a result of lower property value assessments from the local taxing authorities across our key operating areas. Property taxes do not change in direct correlation with the decline in oil, gas and NGL sales and are generally determined based on the valuation of the underlying assets.

Depreciation, Depletion and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Millions, except per Boe amounts)
DD&A:
Oil and gas properties	$239	$603	- 60%	$930	$2,078	- 55%
Other assets	155	141	+10%	490	410	+20%
Total	$394	$744	- 47%	$1,420	$2,488	- 43%
DD&A per Boe:
Oil and gas properties	$4.51	$9.63	- 53%	$5.35	$11.20	- 52%

DD&A from our oil and gas properties decreased in the third quarter and the first nine months of 2016 compared to the third quarter and the first nine months of 2015 largely due to lower DD&A rates, as a result of the oil and gas asset impairments recognized in 2015 and the first and second quarter of 2016. Other DD&A increased primarily due to EnLink’s acquisitions in 2016 and 2015.

Asset Impairments

We recognized asset impairments during the third quarter and the first nine months of 2016 and 2015. For further discussion, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Restructuring and Transaction Costs

During the first nine months of 2016, we recognized restructuring costs of $249 million as a result of the workforce reductions, which were driven by our cost reduction initiatives and divestitures of non-core properties. The original restructuring costs charge included estimated employee-related cash and noncash severance costs afforded under the terms of our severance policy and included certain assumptions with respect to the timing of employee terminations and the number of employees receiving employment offers from the purchasers of our divested assets. In addition, we incurred lease obligation costs due to non-cancellable operating lease agreements and asset impairments related to vacated office space. As of September 30, 2016, we had completed the planned divestitures of our non-core upstream assets, and as a result of the divestitures and associated employee terminations, in the third quarter of 2016 we decreased our original estimate of employee related costs by approximately $7 million. See Note 6 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

During the first nine months of 2016, we recognized transaction costs of $17 million, primarily associated with the closing of the acquisitions discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Net Financing Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Millions)
Interest based on debt outstanding	$157	$147	+7%	$481	$413	+16%
Early retirement of debt	84	—	N/M	84	—	N/M
Capitalized interest	(18)	(17)	+6%	(53)	(46)	+15%
Interest accretion on deferred installment payment	13	—	N/M	39	—	N/M
Other fees and expenses	9	8	+2%	24	16	+51%
Interest expense	245	138	+78%	575	383	+50%
Interest income	(2)	(2)	+11%	(5)	(5)	- 13%
Net financing costs	$243	$136	+78%	$570	$378	+51%

Net financing costs increased during the third quarter and the first nine months of 2016 primarily due to the early retirement of fixed-rate senior note debt in the third quarter of 2016. See Note 14 in “Part I. Financial Information – Item 1. Financial Statements” of this report. Furthermore, net financing costs increased from the prior year due to Devon and EnLink fixed-rate borrowings and accretion of future installment payments related to EnLink acquisition activity in the first quarter of 2016. For further discussion of the accretion of future installment payments, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

As a result of the early retirement of long term debt, and excluding the one-time costs we incurred upon retirement, we expect a decline in net financing costs in future reporting periods. We estimate that our total cash interest expense will be reduced by approximately $54 million on an annualized basis. For further discussion of debt repayments, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Current income tax expense (benefit)	$85	$(6)	$72	$(87)
Deferred income tax expense (benefit)	86	(1,708)	(300)	(5,348)
Total income tax expense (benefit)	$171	$(1,714)	$(228)	$(5,435)
Effective income tax rate	15%	30%	5%	35%

For further discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in our cash and cash equivalents for the nine months ended September 30, 2016 and 2015.

	Devon		EnLink		Consolidated
	2016	2015	2016	2015	2016	2015
	(Millions)
Operating cash flow	$697	$3,810	$513	$492	$1,210	$4,302
Issuance of common stock	1,469	—	—	—	1,469	—
Divestitures of property and equipment	1,884	35	5	—	1,889	35
Capital expenditures	(1,235)	(3,779)	(424)	(450)	(1,659)	(4,229)
Acquisitions of property, equipment and businesses	(849)	(199)	(792)	(331)	(1,641)	(530)
Debt activity, net	(1,946)	(198)	178	821	(1,768)	623
Shareholder and noncontrolling interests distributions	(190)	(296)	(224)	(186)	(414)	(482)
EnLink and General Partner distributions	199	202	(199)	(202)	—	—
EnLink dropdowns	—	171	—	(171)	—	—
Issuance of subsidiary units	—	—	835	13	835	13
Sale of subsidiary units	—	654	—	—	—	654
Effect of exchange rate and other	4	(107)	150	28	154	(79)
Net change in cash and cash equivalents	$33	$293	$42	$14	$75	$307
Cash and cash equivalents at end of period	$2,325	$1,705	$60	$82	$2,385	$1,787

Operating Cash Flow

Net cash provided by operating activities decreased 72% primarily due to lower commodity prices and the impact of cash settlements associated with our commodity derivatives during 2015.

Excluding payments made for acquisitions, our consolidated operating cash flow funded 73% and 100% of our capital expenditures during the first nine months of 2016 and 2015, respectively. In 2016, leveraging our liquidity, we also used cash balances and proceeds from our common stock offering and non-core divestitures to fund our acquisitions and capital expenditures.

Issuance of Common Stock

In February 2016, we issued 79 million shares of our common stock to the public, inclusive of 10 million shares sold as part of the underwriters’ option. Net proceeds from the offering were approximately $1.5 billion.

Divestitures of Property and Equipment

During the first nine months of 2016, we divested certain non-core upstream assets in the U.S. for approximately $1.9 billion. Proceeds from these divestitures were used primarily for debt repayment and to support capital investment in Devon’s core resource plays. We do not expect to have significant current cash income taxes resulting from these divestitures. For further discussion, see Note 2 in “Part 1. Financial Information – Item 1. Financial Statements.”

Capital Expenditures and Acquisitions of Property, Equipment and Businesses

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Oil and gas	$1,212	$3,648
Midstream	4	51
Corporate and other	19	80
Devon capital expenditures	1,235	3,779
EnLink capital expenditures	424	450
Total capital expenditures	$1,659	$4,229
Devon acquisitions	$849	$199
EnLink acquisitions	792	331
Total acquisitions	$1,641	$530

Capital expenditures consist of amounts related to our oil and gas exploration and development operations, midstream operations, other corporate activities and EnLink growth and maintenance activities. The vast majority of Devon’s capital expenditures are for the acquisition, drilling and development of oil and gas properties. In response to lower commodity prices, Devon’s 2016 capital program is designed to be substantially lower than 2015, evidenced by a 67% decrease in exploration and development costs from the first nine months of 2016 compared to the same time period in 2015.

Capital expenditures for Devon’s and EnLink’s midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. Midstream capital expenditures are largely impacted by oil and gas drilling and development activities.

Acquisition capital for the first nine months of 2016 primarily consisted of Devon’s acquisition of assets in the STACK play for approximately $1.5 billion and EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets for $1.5 billion. Approximately $849 million and $792 million, respectively, was paid in cash at the closings with the remainder of the purchase prices funded with equity consideration and debt. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Debt Activity, Net

During the first nine months of 2016, our consolidated net debt borrowings decreased $1.8 billion. The decrease was primarily due to completed tender offers to purchase and redeem $1.2 billion of debt securities. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The remaining decrease was due to reducing our commercial paper balances by $626 million during the first nine months of 2016.

In June 2015, we issued $750 million of 5.0% senior notes. The proceeds were used to repay the aggregate principal amount of our December 15, 2015 floating rate senior notes, as well as outstanding commercial paper balances. Our net debt borrowings during the first nine months of 2015 increased $623 million, which was primarily due to EnLink borrowings made to fund acquisitions and dropdowns.

Shareholder and Noncontrolling Interests Distributions

The following table summarizes our common stock dividends during the first nine months of 2016 and 2015. In the second quarter of 2016, we decreased our quarterly dividend to $0.06 per share.

	Amounts	Rate
	(Millions)	(Per Share)
Quarter Ended 2016:
First quarter 2016	$125	$0.24
Second quarter 2016	33	$0.06
Third quarter 2016	32	$0.06
Total year-to-date	$190
Quarter Ended 2015:
First quarter 2015	$99	$0.24
Second quarter 2015	98	$0.24
Third quarter 2015	99	$0.24
Total year-to-date	$296

EnLink and the General Partner distributed $224 million and $186 million to non-Devon unitholders during the first nine months of 2016 and 2015, respectively.

EnLink and General Partner Distributions

Devon received $199 million and $202 million in distributions from EnLink and the General Partner during the first nine months of 2016 and 2015, respectively.

EnLink Dropdowns

In the second quarter of 2015, Devon received $171 million in cash from EnLink in exchange for ownership of VEX.

Issuance of Subsidiary Units

In February 2016, as part of its acquisition of Anadarko Basin gathering and processing midstream assets, EnLink issued 50 million preferred units in a private placement generating cash proceeds of approximately $725 million. The remainder of the purchase price was funded with General Partner common units. Additionally, during the first nine months of 2016, EnLink issued 7 million common units for net proceeds of $110 million.

Sale of Subsidiary Units

In March 2015, we conducted an underwritten secondary public offering of approximately 23 million common units representing limited partner interests in EnLink, raising proceeds of $569 million, net of underwriting discount. In April 2015, as part of the secondary public offering, the underwriters fully exercised their option to purchase an additional approximate 3 million common units, raising $85 million of net proceeds.

Liquidity

Historically, our primary sources of capital and liquidity have been our operating cash flow and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Available sources of capital and liquidity include, among others, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC, as well as the sale of a portion of our common units representing interests in our investment in EnLink and the General Partner. The most significant source of liquidity in 2016 has come from proceeds related to our asset divestitures. Through September 30, 2016, we have closed approximately $1.9 billion of asset divestitures, with an additional $1.1 billion that closed in early October 2016. We estimate the combination of these sources of capital will continue to be adequate to fund future capital expenditures, debt repayments and other contractual commitments.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, bitumen, gas and NGLs we produce and sell. Our consolidated operating cash flow decreased 72% in the first nine months of 2016 compared to the first nine months of 2015 as a result of the significant decreases in commodity prices, as well as in the settlement value of our hedge contracts. In spite of this decline, we expect operating cash flow to continue to be a key source of liquidity as we adjust our capital program in response to lower commodity prices. Additionally, we anticipate utilizing divestiture proceeds and our credit availability to provide additional liquidity as needed.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. For additional information, see Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

With the success of the asset divestitures discussed above, we anticipate having adequate capital resources to fund the remainder of our 2016 capital program. Excluding acquisitions and EnLink, we expect fourth quarter capital expenditures to range from $470 million to $520 million.

Credit Availability

As of September 30, 2016, we had approximately $2.9 billion available under our $3.0 billion Senior Credit Facility, net of $58 million in outstanding letters of credit under our Senior Credit Facility. This credit facility supports our $3.0 billion commercial paper program. At September 30, 2016, we had no outstanding commercial paper borrowings.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. As of September 30, 2016, we were in compliance with this covenant with a debt-to-capitalization ratio of 20.6%.

EnLink has a $1.5 billion unsecured revolving credit facility, and the General Partner has a $250 million secured revolving credit facility. As of September 30, 2016, there were $11 million in outstanding letters of credit and $75 million in outstanding borrowings under the $1.5 billion credit facility, and the General Partner had $23 million in outstanding borrowings under the $250 million credit facility.

EnLink Capital Resources and Expenditures

In January 2016, EnLink acquired additional gathering and processing midstream assets in the Anadarko Basin for approximately $1.5 billion in cash and equity, subject to certain adjustments. The first installment of $1.0 billion for the acquisition was paid at closing, and the final installment of $500 million is due no later than the first anniversary of the closing date, with the option to defer $250 million of the final installment up to 24 months following the closing date.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales, and near-term and long-term production growth opportunities. In February 2016, our credit rating was revised by Standard & Poor’s Financial Services from BBB+ with a negative outlook to BBB with a stable outlook. In March 2016, Fitch Ratings affirmed our BBB+ rating but revised our outlook from stable to negative. In July 2016, Moody’s Investor Service revised our senior unsecured rating from Ba2 with negative outlook to a stable outlook. A downgrade in ratings required us to post letters of credit as financial assurance of performance under certain contractual arrangements. Any further rating downgrades may result in additional letters of credit.

There are no “rating triggers” in any of our or EnLink’s contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, these downgrades could adversely impact our and EnLink’s interest rate on any credit facility borrowings and the ability to economically access debt markets in the future.

Contractual Obligations

As discussed in Note 2 in “Part 1. Financial Information – Item 1. Financial Statements” of this report, we closed on the sale of our 50% interest in the Access Pipeline in October 2016. Under the terms of the related transportation agreement, we dedicated our thermal-oil acreage to Access Pipeline for an initial term of 25 years. The agreement contains a base transportation commitment, which for the initial 5 years, averages $110 million annually.

Critical Accounting Estimates

Full Cost Method of Accounting and Proved Reserves

Under the full cost method of accounting, sales or dispositions of oil and gas properties are generally accounted for as adjustments to capitalized costs, with no recognition of a gain or loss. The determination of whether a gain or loss is to be recognized is dependent upon whether the disposition significantly alters the relationship between capitalized costs and proved reserves, the conclusion of which involves a significant amount of judgment. The non-core oil and gas property divestiture transactions discussed in Note 2 in “Part 1. Financial Information – Item 1. Financial Statements” of this report significantly altered such relationship and resulted in the recognition of a gain in the third quarter of 2016.

We perform a full cost ceiling impairment test each quarter for our U.S. and Canadian oil and gas properties. The ceiling tests for the first nine months of 2016 resulted in recognizing ceiling impairments on our U.S. and Canadian properties totaling $4.0 billion.

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

Based on prices from the last nine months of the trailing 12-month average, the short-term pricing outlook for the fourth quarter of 2016 and the Access Pipeline divestiture in the fourth quarter, we expect to recognize additional U.S. and Canadian full cost impairments in the fourth quarter of 2016. We estimate the impairment on our Canadian oil and gas properties to approximate $500 million. We estimate the impairment on our U.S. full cost pool during the fourth quarter of 2016 to be less than the impairment recognized in the third quarter of 2016. Our full cost impairments have no effect on liquidity or capital resources. However, they adversely affect our results of operations in the period recognized.

Goodwill

We test goodwill for impairment annually at October 31, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. Sustained weakness in the overall energy sector driven by low commodity prices, together with a decline in the EnLink unit price, caused a change in circumstances warranting an interim impairment test for EnLink’s reporting units in the first quarter of 2016.

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

As of March 31, 2016, the goodwill allocated to the Crude and Condensate reporting unit was fully impaired. Other than those mentioned above, no other goodwill impairment was identified or recorded for the remaining reporting units as a result of the interim goodwill assessment, as their estimated fair values were in excess of carrying values. However, the fair value of EnLink’s Texas and General Partner reporting units are not substantially in excess of their carrying value. The fair value of the Texas and General Partner reporting units approximates their carrying values after considering the impairment loss above, and, as of September 30, 2016, $230 million and $1.1 billion of goodwill remains allocated to the reporting units, respectively.

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

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2015, we recorded a 100% valuation allowance against the U.S. deferred tax assets that largely resulted from the full cost impairments recognized during 2015. Despite the financial earnings in the third quarter of 2016, based on our current realization assessment we continued to have a 100% valuation allowance against our U.S. deferred tax assets as of September 30, 2016. Further, in the third quarter of 2016, we recorded a $71 million valuation allowance against certain Canadian deferred tax assets as a result of continued financial losses.

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

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2016 Results” in this Item 2. that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for the third quarter and first nine months of 2016 relate to derivatives and financial instrument fair value changes and foreign currency, noncash asset impairments (including an impairment of goodwill), deferred tax asset valuation allowance, gains on asset sales, costs associated with the early retirement of debt and restructuring and transaction costs associated with the 2016 workforce reduction. Amounts excluded for the third quarter and first nine months of 2015 relate to derivatives and financial instrument fair value changes and noncash asset impairments. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings (loss) and core earnings (loss) per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before tax	After tax	After Noncontrolling Interests	Per Share	Before tax	After tax	After Noncontrolling Interests	Per Share
	(Millions, except per share amounts)
2016
Earnings (loss) attributable to Devon (GAAP)	$1,178	$1,007	$993	$1.89	$(4,252)	$(4,024)	$(3,633)	$(7.22)
Adjustments:
Gains on asset sales	(1,351)	(787)	(787)	(1.48)	(1,351)	(787)	(787)	(1.56)
Asset impairments	319	202	202	0.38	4,851	3,492	3,076	6.12
Deferred tax asset valuation allowance	—	(408)	(408)	(0.78)	—	867	867	1.71
Restructuring and transaction costs	(5)	(3)	(3)	(0.01)	266	171	169	0.33
Fair value changes in financial instruments and foreign currency	(16)	(3)	(3)	(0.01)	201	91	86	0.17
Early retirement of debt	84	53	53	0.10	84	53	53	0.11
Core earnings (loss) attributable to Devon (Non-GAAP)	$209	$61	$47	$0.09	$(201)	$(137)	$(169)	$(0.34)
2015
Loss attributable to Devon (GAAP)	$(5,623)	$(3,909)	$(3,507)	$(8.64)	$(15,726)	$(10,291)	$(9,922)	$(24.45)
Adjustments:
Asset impairments	5,851	4,043	3,622	8.91	15,479	10,156	9,735	23.96
Fair value changes in financial instruments and foreign currency	255	203	201	0.49	1,334	914	912	2.25
Core earnings attributable to Devon (Non-GAAP)	$483	$337	$316	$0.76	$1,087	$779	$725	$1.76

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2016, we have commodity derivatives that pertain to a portion of our production for the last three months of 2016, as well as 2017 and 2018. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2016, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
Gain (loss):	(Millions)
Gas derivatives	$(59)	$55
Oil derivatives	$(87)	$82
NGL derivatives	$(3)	$2
Processing and fractionation derivatives	$(3)	$3

Interest Rate Risk

At September 30, 2016, we had total debt of $11.4 billion. Of this amount, $10.9 billion bears fixed interest rates averaging 5.5%, and approximately $450 million is comprised of floating rate debt with interest rates averaging 1.6%.

As of September 30, 2016, we had open interest rate swap positions that are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3-month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at September 30, 2016.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our September 30, 2016 balance sheet.

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

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2016 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Please see our Form 10-Q for the quarterly period ended June 30, 2016 for additional information regarding the Company’s pending negotiations with the Environmental Protection Agency with respect to alleged noncompliance with the leak detection and repair requirements of Environmental Protection Agency regulations promulgated under the Clean Air Act at our Beaver Creek Gas Plant located near Riverton, Wyoming.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 - July 31	9,959	$36.83
August 1 - August 31	29,455	$41.06
September 1 - September 30	6,949	$42.75
Total	46,363	$40.41

(1)	Share repurchases represent shares received by us from employees and directors for the payment of personal income tax withholding on vesting of awards and exercises of stock options.

Under the Devon Plan, eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 11,900 shares of our common stock in the third quarter of 2016, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Similarly, eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the third quarter of 2016, there were no shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

4.1

Indenture, dated as of March 19, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (the “EnLink Indenture”) (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed March 21, 2014; File No. 001-36340).*

4.2

First Supplemental Indenture, dated as of March 19, 2014, to the EnLink Indenture, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed March 21, 2014; File No. 001-36340). *

4.3

Second Supplemental Indenture, dated as of November 12, 2014, to the EnLink Indenture, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed November 12, 2014; File No. 001-36340).*

4.4

Third Supplemental Indenture, dated as of May 12, 2015, to the EnLink Indenture, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed May 12, 2015; File No. 001-36340).*

4.5

Fourth Supplemental Indenture, dated as of July 14, 2016, to the EnLink Indenture, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed July 14, 2016; File No. 001-36340).*

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

_________________

*As of September 30, 2016, the aggregate amount of debt issued under the EnLink Indenture, as supplemented, exceeded ten percent of Devon’s consolidated total assets. Devon has not filed any other instruments defining the rights of holders of long-term indebtedness of EnLink, as such instruments do not represent debt exceeding ten percent of the total assets of Devon and its subsidiaries on a consolidated basis. Devon hereby agrees to furnish a copy of any such agreements to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: November 2, 2016	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated as of March 19, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (the “EnLink Indenture”) (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed March 21, 2014; File No. 001-36340).*

4.2

First Supplemental Indenture, dated as of March 19, 2014, to the EnLink Indenture, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed March 21, 2014; File No. 001-36340).*

4.3

Second Supplemental Indenture, dated as of November 12, 2014, to the EnLink Indenture, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed November 12, 2014; File No. 001-36340).*

4.4

Third Supplemental Indenture, dated as of May 12, 2015, to the EnLink Indenture, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed May 12, 2015; File No. 001-36340).*

4.5

Fourth Supplemental Indenture, dated as of July 14, 2016, to the EnLink Indenture, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K filed July 14, 2016; File No. 001-36340).*

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

_________________

*As of September 30, 2016, the aggregate amount of debt issued under the EnLink Indenture, as supplemented, exceeded ten percent of Devon’s consolidated total assets. Devon has not filed any other instruments defining the rights of holders of long-term indebtedness of EnLink, as such instruments do not represent debt exceeding ten percent of the total assets of Devon and its subsidiaries on a consolidated basis. Devon hereby agrees to furnish a copy of any such agreements to the SEC upon request.