Form 10-Q
period 2017-03-31
DEVON ENERGY CORP/DE
filed 2017-05-03
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Emerging growth company	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

On April 19, 2017, 525.7 million shares of common stock were outstanding.

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

“/Bbl” means per barrel.

“/MMBtu” means per MMBtu.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” as defined by the SEC. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words “expects,” “believes,” “will,” “would,” “could,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. Such forward-looking statements are based on our examination of historical operating trends, the information used to prepare our December 31, 2016 reserve reports and other data in our possession or available from third parties. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially from our expectations due to a number of factors, including, but not limited to:

•	the volatility of oil, gas and NGL prices;
•	uncertainties inherent in estimating oil, gas and NGL reserves;
•	the extent to which we are successful in acquiring and discovering additional reserves;
•	the uncertainties, costs and risks involved in exploration and development activities;
•	risks related to our hedging activities;
•	counterparty credit risks;
•	regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to environmental matters;
•	risks relating to our indebtedness;
•	our ability to successfully complete mergers, acquisitions and divestitures;
•	the extent to which insurance covers any losses we may experience;
•	our limited control over third parties who operate some of our oil and gas properties;
•	midstream capacity constraints and potential interruptions in production;
•	competition for leases, materials, people and capital;
•	cyberattacks targeting our systems and infrastructure; and
•	any of the other risks and uncertainties discussed in this report, our 2016 Annual Report on Form 10-K and our other filings with the SEC.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months
	Ended March 31,
	2017	2016
	(Unaudited)
	(Millions, except per share amounts)
Oil, gas and NGL sales	$1,309	$825
Oil, gas and NGL derivatives	232	33
Marketing and midstream revenues	2,010	1,268
Asset dispositions and other	(4)	—
Total revenues and other	3,547	2,126
Lease operating expenses	386	444
Marketing and midstream operating expenses	1,803	1,066
General and administrative expenses	181	194
Production and property taxes	85	78
Depreciation, depletion and amortization	381	542
Asset impairments	7	3,035
Restructuring and transaction costs	—	247
Other operating items	(2)	20
Total operating expenses	2,841	5,626
Operating income (loss)	706	(3,500)
Net financing costs	127	164
Other nonoperating items	(19)	21
Earnings (loss) before income taxes	598	(3,685)
Income tax expense (benefit)	19	(217)
Net earnings (loss)	579	(3,468)
Net earnings (loss) attributable to noncontrolling interests	14	(412)
Net earnings (loss) attributable to Devon	$565	$(3,056)
Net earnings (loss) per share attributable to Devon:
Basic	$1.08	$(6.44)
Diluted	$1.07	$(6.44)
Comprehensive earnings (loss):
Net earnings (loss)	$579	$(3,468)
Other comprehensive earnings, net of tax:
Foreign currency translation	(2)	23
Pension and postretirement plans	5	4
Other comprehensive earnings, net of tax	3	27
Comprehensive earnings (loss)	582	(3,441)
Comprehensive earnings (loss) attributable to noncontrolling interests	14	(412)
Comprehensive earnings (loss) attributable to Devon	$568	$(3,029)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2017	2016
	(Unaudited)
	(Millions)
Cash flows from operating activities:
Net earnings (loss)	$579	$(3,468)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, depletion and amortization	381	542
Asset impairments	7	3,035
Gains and losses on asset sales	4	—
Deferred income tax benefit	(1)	(207)
Commodity derivatives	(232)	(33)
Cash settlements on commodity derivatives	8	19
Other derivatives and financial instruments	(9)	227
Cash settlements on other derivatives and financial instruments	(2)	(123)
Asset retirement obligation accretion	17	19
Amortization of stock-based compensation	46	108
Other	—	(194)
Net change in working capital	15	214
Change in long-term other assets	1	53
Change in long-term other liabilities	20	(27)
Net cash from operating activities	834	165
Cash flows from investing activities:
Capital expenditures	(747)	(749)
Acquisitions of property, equipment and businesses	(20)	(1,627)
Proceeds from sale of investment	190	—
Divestitures of property and equipment	38	18
Other	(3)	(1)
Net cash from investing activities	(542)	(2,359)
Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	813	396
Repayments of long-term debt	(587)	(259)
Payment of installment payable	(250)	—
Net short-term debt repayments	—	(626)
Issuance of common stock	—	1,469
Issuance of subsidiary units	55	727
Dividends paid on common stock	(32)	(125)
Contributions from noncontrolling interests	21	3
Distributions to noncontrolling interests	(81)	(73)
Taxes for share-based compensation	(61)	(18)
Other	(2)	(1)
Net cash from financing activities	(124)	1,493
Effect of exchange rate changes on cash	(8)	26
Net change in cash and cash equivalents	160	(675)
Cash and cash equivalents at beginning of period	1,959	2,310
Cash and cash equivalents at end of period	$2,119	$1,635

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(Millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,119	$1,959
Accounts receivable	1,320	1,356
Assets held for sale	—	193
Other current assets	336	264
Total current assets	3,775	3,772
Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	76,421	75,648
Not subject to amortization	3,096	3,437
Total oil and gas	79,517	79,085
Midstream and other	10,701	10,455
Total property and equipment, at cost	90,218	89,540
Less accumulated depreciation, depletion and amortization	(73,797)	(73,350)
Property and equipment, net	16,421	16,190
Goodwill	3,964	3,964
Other long-term assets	1,974	1,987
Total assets	$26,134	$25,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$638	$642
Revenues and royalties payable	991	908
Other current liabilities	841	1,066
Total current liabilities	2,470	2,616
Long-term debt	10,381	10,154
Asset retirement obligations	1,067	1,226
Other long-term liabilities	643	894
Deferred income taxes	651	648
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 526 million and 523 million shares in 2017 and 2016, respectively	53	52
Additional paid-in capital	7,207	7,237
Accumulated deficit	(1,081)	(1,646)
Accumulated other comprehensive earnings	287	284
Total stockholders’ equity attributable to Devon	6,466	5,927
Noncontrolling interests	4,456	4,448
Total stockholders’ equity	10,922	10,375
Total liabilities and stockholders’ equity	$26,134	$25,913

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Earnings	Stock	Interests	Equity
	(Unaudited)
	(Millions)
Three Months Ended March 31, 2017
Balance as of December 31, 2016	523	$52	$7,237	$(1,646)	$284	$—	$4,448	$10,375
Net earnings	—	—	—	565	—	—	14	579
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	1	—	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(38)	—	(38)
Common stock retired	—	—	(38)	—	—	38	—	—
Common stock dividends	—	—	(32)	—	—	—	—	(32)
Share-based compensation	1	—	30	—	—	—	—	30
Subsidiary equity transactions	—	—	10	—	—	—	75	85
Distributions to noncontrolling interests	—	—	—	—	—	—	(81)	(81)
Balance as of March 31, 2017	526	$53	$7,207	$(1,081)	$287	$—	$4,456	$10,922
Three Months Ended March 31, 2016
Balance as of December 31, 2015	418	$42	$4,996	$1,781	$230	$—	$3,940	$10,989
Net loss	—	—	—	(3,056)	—	—	(412)	(3,468)
Other comprehensive earnings, net of tax	—	—	—	—	27	—	—	27
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(12)	—	(12)
Common stock retired	—	—	(12)	—	—	12	—	—
Common stock dividends	—	—	—	(125)	—	—	—	(125)
Common stock issued	103	10	2,117	—	—	—	—	2,127
Share-based compensation	—	—	99	—	—	—	—	99
Subsidiary equity transactions	—	—	301	—	—	—	643	944
Distributions to noncontrolling interests	—	—	—	—	—	—	(73)	(73)
Balance as of March 31, 2016	524	$52	$7,501	$(1,400)	$257	$—	$4,098	$10,508

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2016 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016 and Devon’s financial position as of March 31, 2017.

Recently Adopted Accounting Standards

In January 2017, Devon adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Its objective is to simplify several aspects of the accounting for share-based payments, including income taxes when awards vest or are settled, statutory withholding and forfeitures. As the result of adoption, Devon made certain income tax presentation changes, most notably prospectively presenting excess tax benefits and deficiencies in the consolidated comprehensive statements of earnings and as operating cash flows in the consolidated statements of cash flows. Devon also retrospectively applied the new cash flow statement guidance dictating the presentation of shares traded for tax-withholding purposes as a financing activity. The adoption of the new guidance did not materially impact the consolidated financial statements for the three months ended March 31, 2017 or previously reported financial information but could have a more material future impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill And Other (Topic 350)—Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2017, Devon elected to early adopt ASU 2017-04, and the adoption had no impact on the consolidated financial statements. Devon will perform future goodwill impairment tests according to ASU 2017-04.

Recently Issued Accounting Standards

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018, with early adoption permitted in 2017. Devon does not plan on early adopting this ASU. The ASU is required to be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. Devon intends to use the cumulative effect transition method and does not anticipate this ASU will have a material impact on its balance sheet or related consolidated statement of earnings, stockholders’ equity or cash flows. Devon continues to evaluate the impact of the disclosures required by this ASU. Devon does not expect its

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

annual disclosures will materially change upon adopting this ASU. However, Devon’s quarterly disclosures will materially expand upon adoption of this ASU. Devon is implementing a process to gather and provide the quarterly disclosures required by the ASU.

The FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the lease requirements in Topic 840, Leases. Its objective is to increase transparency and comparability among organizations. This ASU provides guidance requiring lessees to recognize most leases on their balance sheet. Lessor accounting does not significantly change, except for some changes made to align with new revenue recognition requirements. This ASU is effective for Devon beginning January 1, 2019 and will be applied using a modified retrospective transition method, which requires applying the new guidance to leases that exist or are entered into after the beginning of the earliest period in the financial statements. Early adoption is permitted, but Devon does not plan to early adopt. Devon has begun the process of evaluating contracts and gathering the necessary terms and data elements for purposes of determining the impact this ASU will have on its consolidated financial statements and related disclosures. Based on initial research, Devon estimates more than 7,500 contracts and a large number of data elements must be gathered and reviewed to ensure proper accounting of these contracts once this ASU is effective. Furthermore, Devon anticipates complying with this standard will significantly impact its systems, processes and controls and is evaluating technology requirements and solutions needed to comply with the requirements of this ASU.

The FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU will require entities to present the service cost component of net periodic benefit cost in the same line item as other employee compensation costs and present the other components of net periodic benefit cost outside of operating income in the income statement. Only the service cost component of net periodic benefit cost is eligible for capitalization. This ASU is effective for Devon beginning January 1, 2018, and income statement presentation changes will be applied retrospectively, while service cost component capitalization will be applied prospectively. Upon adoption of this ASU, Devon will reclassify $7 million, $14 million and $16 million of non-service cost components of net periodic benefit costs for 2017, 2016 and 2015, respectively, as other nonoperating items. Such amounts are currently classified in Devon’s G&A. No other changes upon adopting this ASU are expected to be material.

2.	Acquisitions and Divestitures

Devon Acquisitions

On January 7, 2016, Devon acquired approximately 80,000 net acres (unaudited) and assets in the STACK play for approximately $1.5 billion. Devon funded the acquisition with $849 million of cash, after adjustments, and $659 million of common equity shares. The purchase price allocation was approximately $1.3 billion to unproved properties and approximately $200 million to proved properties.

EnLink Acquisitions

On January 7, 2016, EnLink acquired Anadarko Basin gathering and processing midstream assets, along with dedicated acreage service rights and service contracts, for approximately $1.4 billion. The purchase price allocation was $1.0 billion to intangible assets and approximately $400 million to property and equipment. EnLink funded the acquisition with approximately $215 million of General Partner common units and approximately $800 million of cash, primarily funded with the issuance of EnLink preferred units. The remaining $500 million of the purchase price was to be paid within one year with the option to defer $250 million of the final payment 24 months from the close date. The first installment payment of $250 million was paid in January 2017. The remaining $250 million payment is reported in other current liabilities in the accompanying consolidated balance sheets. The accretion of the discount is reported within net financing costs in the accompanying consolidated comprehensive statement of earnings.

EnLink Asset Divestitures

During the first quarter of 2017, EnLink divested its ownership interest in Howard Energy Partners for approximately $190 million.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon Upstream Asset Divestitures

In May 2017, Devon announced its intent to divest approximately $1 billion of upstream assets. The non-core assets identified for monetization include select portions of the Barnett Shale focused primarily around Johnson County and other properties located principally within Devon’s U.S. resource base. Devon expects the divestiture process will take up to 12 to 18 months to complete. Devon plans to deploy divestiture proceeds toward its U.S. resource plays and to further strengthen its investment-grade financial position. The non-core divestiture plan is also expected to accelerate Devon’s transition to higher-margin production.

3.	Derivative Financial Instruments

Objectives and Strategies

Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon and EnLink periodically enter into derivative financial instruments with respect to a portion of their oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility and foreign exchange forward contracts to manage its exposure to fluctuations in the U.S. and Canadian dollar exchange rates. As of March 31, 2017, Devon did not have any open foreign exchange contracts.

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

As of March 31, 2017, Devon held $13 million of cash collateral, which represented the estimated fair value of certain derivative positions in excess of Devon’s credit guidelines and is reported in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2016, Devon held no collateral from counterparties.

Commodity Derivatives

As of March 31, 2017, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2017	73,945	$54.34	61,665	$45.53	$57.96
Q1-Q4 2018	5,592	$53.38	12,921	$46.69	$56.69

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2017	Western Canadian Select	63,244	$(14.83)
Q2-Q4 2017	Midland Sweet	20,000	$(0.41)

As of March 31, 2017, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q2-Q4 2017	193,218	$3.17	411,418	$2.98	$3.38
Q1-Q4 2018	68,890	$3.17	36,986	$3.29	$3.63

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2017	Panhandle Eastern Pipe Line	150,000	$(0.34)
Q2-Q4 2017	El Paso Natural Gas	80,000	$(0.13)
Q2-Q4 2017	Houston Ship Channel	35,000	$0.06
Q2-Q4 2017	Transco Zone 4	205,000	$0.03
Q1-Q4 2018	Panhandle Eastern Pipe Line	50,000	$(0.29)

As of March 31, 2017, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps		Price Collars
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2017	Propane	1,662	$27.24	1,662	$26.30	$28.40

Interest Rate Derivatives

As of March 31, 2017, Devon had the following open interest rate derivative positions:

Notional	Rate Received	Rate Paid	Expiration
(Millions)
$750	Three Month LIBOR	2.98%	December 2048 (1)
$100	1.76%	Three Month LIBOR	January 2019

(1)	Mandatory settlement in December 2018.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended March 31,
	2017	2016
	(Millions)
Commodity derivatives:
Oil, gas and NGL derivatives	$232	$33
Marketing and midstream revenues	4	—
Interest rate derivatives:
Other nonoperating items	5	(72)
Foreign currency derivatives:
Other nonoperating items	—	(155)
Net gains (losses) recognized	$241	$(194)

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	March 31, 2017	December 31, 2016
	(Millions)
Commodity derivative assets:
Other current assets	$79	$9
Other long-term assets	5	1
Interest rate derivative assets:
Other current assets	1	1
Total derivative assets	$85	$11
Commodity derivative liabilities:
Other current liabilities	$46	$187
Other long-term liabilities	—	16
Interest rate derivative liabilities:
Other long-term liabilities	36	41
Total derivative liabilities	$82	$244

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Share-Based Compensation

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated comprehensive statements of earnings. Gross G&A expense for the first three months of 2017 and 2016 includes $14 million and $6 million, respectively, of unit-based compensation related to grants made under EnLink’s long-term incentive plans.

The vesting for certain share-based awards was accelerated in 2016 in conjunction with the reduction of workforce described in Note 6. For the three months ended March 31, 2016, approximately $67 million of associated expense for these accelerated awards is included in restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended March 31,
	2017	2016
	(Millions)
Gross G&A for share-based compensation	$50	$45
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$9	$12
Related income tax benefit	$1	$9

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first three months of 2017. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/16	6,407	$34.40	585	$37.60	2,604		$46.66
Granted	2,571	$45.41	205	$45.41	1,010		$52.58
Vested	(2,001)	$38.33	(178)	$42.43	(832)		$78.19
Forfeited	(59)	$36.06	—	$—	—		$—
Unvested at 3/31/17	6,918	$37.34	612	$38.81	2,782	(1)	$41.21

(1)	A maximum of 5.6 million common shares could be awarded based upon Devon’s final TSR ranking relative to Devon’s peer group established under applicable award agreements.

The following table presents the assumptions related to the performance share units granted in 2017, as indicated in the previous summary table.

	2017
Grant-date fair value	$51.05	—	$53.12
Risk-free interest rate	1.50%
Volatility factor	45.8%
Contractual term (years)	2.89

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2017.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost (millions)	$209	$11	$54
Weighted average period for recognition (years)	2.9	2.3	2.3

EnLink Share-Based Awards

In March 2017, the General Partner and EnLink issued restricted incentive units as bonus payments to officers and certain employees. The combined grant fair value was $10 million, and the total cost was recognized in the first quarter of 2017 due to the awards vesting immediately.

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with the General Partner’s and EnLink’s unvested restricted incentive units and performance units as of March 31, 2017.

	General Partner		EnLink
	Restricted	Performance	Restricted	Performance
	Incentive Units	Units	Incentive Units	Units
Unrecognized compensation cost (millions)	$20	$8	$21	$8
Weighted average period for recognition (years)	2.0	2.3	2.0	2.3

5.	Asset Impairments

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

In the first quarter of 2016, Devon recognized $1.6 billion and $554 million in oil and gas asset impairments for its U.S. and Canadian operations, respectively. The oil and gas impairments resulted from declines in the U.S. and Canada full cost ceilings. The lower ceiling values resulted primarily from significant decreases in the 12-month average trailing prices for oil, bitumen, gas and NGLs, which significantly reduced proved reserves values and, to a lesser degree, proved reserves.

EnLink Goodwill Impairments

In the first quarter of 2016, EnLink recognized $873 million in goodwill impairments. See Note 12 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.      Restructuring and Transaction Costs

Reduction in Workforce

In the first quarter of 2016, Devon recognized $234 million in employee-related costs associated with a reduction in workforce. Of these employee-related costs, approximately $67 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, approximately $30 million resulted from estimated defined benefit settlements.

Transaction Costs

In the first quarter of 2016, Devon and EnLink recognized $13 million in transaction costs primarily associated with the closing of the acquisitions discussed in Note 2.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
	(Millions)
Balance as of December 31, 2016	$48	$62	$110
Changes due to 2016 workforce reductions	(18)	—	(18)
Changes related to prior years' restructurings	3	(5)	(2)
Balance as of March 31, 2017	$33	$57	$90

Balance as of December 31, 2015	13	63	76
Changes due to 2016 workforce reductions	149	—	149
Changes related to prior years' restructurings	2	(2)	—
Balance as of March 31, 2016	$164	$61	$225

7.	Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2017	2016
	(Millions)
Current income tax expense (benefit)	$20	$(10)
Deferred income tax benefit	(1)	(207)
Total income tax expense (benefit)	$19	$(217)

U.S. statutory income tax rate	35%	35%
Deferred tax asset valuation allowance	(32%)	(22%)
Non-deductible goodwill impairments	0%	(8%)
Taxation on Canadian operations	0%	(2%)
State income taxes	1%	1%
Other	(1%)	2%
Effective income tax rate	3%	6%

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

Throughout 2016 and into the first quarter of 2017, Devon continued to maintain a 100% valuation allowance against its U.S. deferred tax assets resulting from prior year cumulative financial losses largely due to full cost impairments. Furthermore, a partial allowance continues to be held against certain Canadian segment deferred tax assets. Devon provided an additional $808 million and a reduction of $192 million to the U.S. segment valuation allowance in the first quarters of 2016 and 2017, respectively, based on the financial loss and income recorded during those periods.

In the first quarter of 2016, EnLink recorded goodwill impairments totaling $873 million. These impairments are not deductible for purposes of calculating income tax and, therefore, have an impact on the effective tax rate.

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

	Three Months Ended March 31,
	2017	2016
	(Millions, except per share amounts)
Net earnings (loss):
Net earnings (loss) attributable to Devon	$565	$(3,056)
Attributable to participating securities	(6)	—
Basic and diluted earnings (loss)	$559	$(3,056)
Common shares:
Common shares outstanding - total	525	479
Attributable to participating securities	(6)	(5)
Common shares outstanding - basic	519	474
Dilutive effect of potential common shares issuable	3	—
Common shares outstanding - diluted	522	474
Net earnings (loss) per share attributable to Devon:
Basic	$1.08	$(6.44)
Diluted	$1.07	$(6.44)
Antidilutive options (1)	2	3

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings (loss) per share calculations because the options are antidilutive.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$456	$424
Change in cumulative translation adjustment	1	51
Income tax expense	(3)	(28)
Ending accumulated foreign currency translation	454	447
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(172)	(194)
Recognition of net actuarial loss and prior service cost in earnings (1)	5	6
Income tax expense	—	(2)
Ending accumulated pension and postretirement benefits	(167)	(190)
Accumulated other comprehensive earnings, net of tax	$287	$257

(1)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of G&A on the accompanying consolidated comprehensive statements of earnings. See Note 16 for additional details.

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Millions)
Net change in working capital accounts, net of assets and liabilities assumed:
Accounts receivable	$48	$146
Income taxes receivable	1	115
Other current assets	(22)	251
Accounts payable	4	(121)
Revenues and royalties payable	73	(101)
Other current liabilities	(89)	(76)
Net change in working capital	$15	$214
Interest paid (net of capitalized interest)	$92	$115
Income taxes paid (received)	$3	$(128)

Devon’s acquisition of certain STACK assets during the first three months of 2016 included the noncash issuance of Devon common stock. See Note 2 for additional details.

EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets during the first three months of 2016 included noncash issuance of General Partner common units. See Note 2 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2017	December 31, 2016
	(Millions)
Oil, gas and NGL sales	$495	$487
Joint interest billings	104	110
Marketing and midstream revenues	672	708
Other	67	69
Gross accounts receivable	1,338	1,374
Allowance for doubtful accounts	(18)	(18)
Net accounts receivable	$1,320	$1,356

12.	Goodwill and Other Intangible Assets

Goodwill

Devon performs an annual impairment test of goodwill at October 31, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Sustained weakness in the overall energy sector driven by low commodity prices, together with a decline in EnLink’s unit price, caused a noncash goodwill impairment of $873 million in the first quarter of 2016. This consisted of a full impairment charge of $93 million related to EnLink’s Crude and Condensate reporting unit and partial impairment to EnLink’s Texas and General Partner reporting units of $473 million and $307 million, respectively.

Other Intangible Assets

The following table presents other intangible assets reported in other long-term assets in the accompanying consolidated balance sheets.

	March 31, 2017	December 31, 2016
	(Millions)
Customer relationships	$1,796	$1,796
Accumulated amortization	(201)	(172)
Net intangibles	$1,595	$1,624

The weighted-average amortization period for other intangible assets is 14 years. Amortization expense for intangibles was approximately $29 million and $28 million for the three months ended March 31, 2017 and 2016, respectively. The remaining amortization expense is estimated to be $118 million for each of the next five years.

13.	Other Current Liabilities

Components of other current liabilities include the following:

	March 31, 2017	December 31, 2016
	(Millions)
Installment payment - see Note 2	$230	$249
Derivative liabilities	46	187
Accrued interest payable	156	130
Restructuring liabilities	33	48
Other	376	452
Other current liabilities	$841	$1,066

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.	Debt and Related Expenses

A summary of debt is as follows:

	March 31, 2017	December 31, 2016
	(Millions)
Devon debt:
Debentures and notes	$6,933	$6,933
Net discount on debentures and notes	(30)	(30)
Debt issuance costs	(43)	(44)
Total Devon debt	6,860	6,859
EnLink debt:
Credit facilities	373	148
Debentures and notes	3,163	3,163
Net premium on debentures and notes	9	9
Debt issuance costs	(24)	(25)
Total EnLink debt	3,521	3,295
Total long-term debt	$10,381	$10,154

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of March 31, 2017, Devon had $149 million in outstanding letters of credit, including $57 million in outstanding letters of credit under the Senior Credit Facility. There were no outstanding borrowings under the Senior Credit Facility at March 31, 2017. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as full cost ceiling impairments or goodwill impairments. As of March 31, 2017, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 19.2%.

EnLink Debt

All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

EnLink has a $1.5 billion unsecured revolving credit facility. As of March 31, 2017, there were $9 million in outstanding letters of credit and $330 million in outstanding borrowings at an average rate of 3.00% under the $1.5 billion credit facility. The General Partner has a $250 million secured revolving credit facility. As of March 31, 2017, the General Partner had $43 million in outstanding borrowings at an average rate of 3.06%. EnLink and the General Partner were in compliance with all financial covenants in their respective credit facilities as of March 31, 2017.

In April 2017, EnLink issued notice to redeem its 7.125% senior unsecured notes due 2022 on June 1, 2017.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2017	2016

Asset retirement obligations as of beginning of period	$1,272	$1,414
Liabilities incurred and assumed through acquisitions	10	12
Liabilities settled and divested	(13)	(17)
Revision of estimated obligation	(184)	77
Accretion expense on discounted obligation	17	19
Foreign currency translation adjustment	4	29
Asset retirement obligations as of end of period	1,106	1,534
Less current portion	39	43
Asset retirement obligations, long-term	$1,067	$1,491

          During the first quarter of 2017, Devon reduced its estimated asset retirement obligations by $184 million primarily due to changes in the assumed inflation rate and retirement dates for its oil and gas assets.

16.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension benefit plans. There was no net periodic benefit cost for postretirement benefit plans for all periods presented below.

	Pension Benefits
	Three Months Ended
	March 31,
	2017	2016

Service cost	$4	$6
Interest cost	11	12
Expected return on plan assets	(14)	(13)
Amortization of prior service cost (1)	1	1
Net actuarial loss (1)	4	5
Net periodic benefit cost (2)	$6	$11

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)	Net periodic benefit cost is a component of G&A in the accompanying consolidated comprehensive statements of earnings.

17.	Stockholders’ Equity

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

Devon paid common stock dividends of $32 million and $125 million in the first three months of 2017 and 2016, respectively. Devon decreased its quarterly cash dividend rate from $0.24 per share to $0.06 per share beginning in the second quarter of 2016.

18.	Noncontrolling Interests

Subsidiary Equity Transactions

EnLink has the ability to sell common units through an “at the market” equity offering program. During the first quarter of 2017, EnLink issued and sold 3 million common units though its “at the market” program and generated $55 million in net proceeds. During the first quarter of 2016, EnLink issued preferred units in conjunction with its acquisition of Anadarko Basin gathering and processing midstream assets as discussed in Note 2. As of March 31, 2017, Devon’s ownership interest in EnLink was 24%, excluding the interest held by the General Partner. Devon’s ownership interest in the General Partner as of March 31, 2017 was 64%. The net gains and losses and related income taxes resulting from these transactions have been recorded as an adjustment to equity, with the change in ownership reflected as an adjustment to noncontrolling interests.

Distributions to Noncontrolling Interests

EnLink and the General Partner distributed $81 million and $73 million to non-Devon unitholders during the first three months of 2017 and 2016, respectively.

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

Environmental Matters

Devon is subject to certain environmental, health and safety laws and regulations, including with respect to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes. In response to liabilities associated with these activities, loss accruals primarily consist of estimated uninsured remediation costs. Devon’s monetary exposure for environmental matters is not expected to be material.

Other Matters

Devon is involved in other various legal proceedings incidental to its business. However, to Devon’s knowledge, there were no other material pending legal proceedings to which Devon is a party or to which any of its property is subject.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

20.	Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. None of the items below are measured using Level 3 inputs. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at March 31, 2017 and December 31, 2016. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, the fair values of oil and gas assets, goodwill and other intangible assets and related impairments are measured as of the impairment date using Level 3 inputs. More information on these items is provided in Note 5 and Note 12, respectively.

			Fair Value
			Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
	(Millions)
March 31, 2017 assets (liabilities):
Cash equivalents	$1,734	$1,734	$1,558	$176
Commodity derivatives	$84	$84	$—	$84
Commodity derivatives	$(46)	$(46)	$—	$(46)
Interest rate derivatives	$1	$1	$—	$1
Interest rate derivatives	$(36)	$(36)	$—	$(36)
Debt	$(10,381)	$(11,184)	$—	$(11,184)
Installment payment	$(230)	$(233)	$—	$(233)
Capital lease obligations	$(5)	$(4)	$—	$(4)

December 31, 2016 assets (liabilities):
Cash equivalents	$1,542	$1,542	$1,298	$244
Commodity derivatives	$10	$10	$—	$10
Commodity derivatives	$(203)	$(203)	$—	$(203)
Interest rate derivatives	$1	$1	$—	$1
Interest rate derivatives	$(41)	$(41)	$—	$(41)
Debt	$(10,154)	$(10,760)	$—	$(10,760)
Installment payment	$(473)	$(477)	$—	$(477)
Capital lease obligations	$(7)	$(6)	$—	$(6)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following methods and assumptions were used to estimate the fair values in the table above.

Level 1 Fair Value Measurements

Cash equivalents – Amounts consist primarily of money market investments and U.S. and Canadian treasury securities. The fair value approximates the carrying value.

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

Installment payment – The fair value of the EnLink installment payment was based on Level 2 inputs from third-party market quotations.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	EnLink	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2017:
Revenues from external customers	$2,081	$319	$1,151	$—	$3,551
Intersegment revenues	$—	$—	$171	$(171)	$—
Depreciation, depletion and amortization	$181	$72	$128	$—	$381
Interest expense	$80	$20	$45	$(15)	$130
Asset impairments	$—	$—	$7	$—	$7
Earnings before income taxes	$557	$29	$12	$—	$598
Income tax expense	$3	$13	$3	$—	$19
Net earnings	$554	$16	$9	$—	$579
Net earnings attributable to noncontrolling interests	$—	$—	$14	$—	$14
Net earnings (loss) attributable to Devon	$554	$16	$(5)	$—	$565
Property and equipment, net	$7,452	$2,573	$6,396	$—	$16,421
Total assets	$12,648	$3,364	$10,177	$(55)	$26,134
Capital expenditures, including acquisitions	$437	$96	$248	$—	$781
Three Months Ended March 31, 2016:
Revenues from external customers	$1,302	$117	$707	$—	$2,126
Intersegment revenues	$—	$—	$183	$(183)	$—
Depreciation, depletion and amortization	$311	$109	$122	$—	$542
Interest expense	$107	$34	$44	$(20)	$165
Asset impairments	$1,608	$554	$873	$—	$3,035
Restructuring and transaction costs	$236	$6	$5	$—	$247
Loss before income taxes	$(2,065)	$(749)	$(871)	$—	$(3,685)
Income tax benefit	$(5)	$(208)	$(4)	$—	$(217)
Net loss	$(2,060)	$(541)	$(867)	$—	$(3,468)
Net loss attributable to noncontrolling interests	$—	$—	$(412)	$—	$(412)
Net loss attributable to Devon	$(2,060)	$(541)	$(455)	$—	$(3,056)
Property and equipment, net	$8,901	$4,246	$6,117	$—	$19,264
Total assets	$13,717	$4,933	$10,066	$(79)	$28,637
Capital expenditures, including acquisitions	$1,893	$81	$545	$—	$2,519

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016 and in our financial condition and liquidity since December 31, 2016. For information regarding our critical accounting policies and estimates, see our 2016 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2017 Results

Key components of our financial performance are summarized below.

	Three Months Ended March 31, (3)
	2017	2016	Change
	(Millions, except per share and production amounts)
Net earnings (loss) attributable to Devon	$565	$(3,056)	+118%
Net earnings (loss) per share attributable to Devon	$1.07	$(6.44)	+117%
Core earnings (loss) attributable to Devon (1)	$217	$(249)	+187%
Core earnings (loss) per share attributable to Devon (1)	$0.41	$(0.53)	+177%
Retained production (MBoe/d)	563	611	- 8%
Total production (MBoe/d)	563	685	- 18%
Realized price per Boe (2)	$25.82	$13.23	+95%
Operating cash flow	$834	$165	+405%
Capitalized costs, including acquisitions	$781	$2,519	- 69%
Shareholder and noncontrolling interests distributions	$113	$198	- 43%
Cash and cash equivalents	$2,119	$1,635	+30%
Total debt	$10,381	$12,545	- 17%

(1)

Core earnings (loss) and core earnings (loss) per share attributable to Devon are financial measures not prepared in accordance with GAAP. For a description of core earnings (loss) and core earnings (loss) per share attributable to Devon, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

(2)	Excludes any impact of oil, gas and NGL derivatives.
(3)	Except for balance sheet amounts, which are presented as of March 31.

During the first three months of 2017, Devon continued its performance transformation through improved capital efficiency and well productivity. These efforts were coupled with a catalyst-rich drilling schedule in our high-growth and key asset positions, leading to U.S. oil production sequential quarter growth of 17%. Commodity prices were also improved on a sequential quarter basis, with oil, NGL and gas index prices up 6%, 15%, and 11%, respectively. Throughout the first quarter, we also maintained significant focus on controlling service costs across the value chain, especially as it relates to managing the cost of water and sand.

With our price outlook not significantly changed since last quarter, we continue to execute on a commodity hedging strategy that targets hedging approximately 50% of our future oil and natural gas production, with hedges being placed systematically several quarters in advance. As of March 31, 2017, we have hedging contracts on approximately 50% of our forecasted oil production for 2017 at an average price of $50/Bbl and approximately 50% of our forecasted gas production for 2017 at an average price of $3/MMBtu.

Furthermore, in 2017 and beyond, we have the financial capacity and an advantaged capital structure to further accelerate investment across our best-in-class resource plays. We continue to maintain investment-grade credit ratings, have strong liquidity with approximately $5.1 billion in cash and Senior Credit Facility capacity and have no significant debt maturities until 2021. Moreover, our significant investment in EnLink continues to be a strategic advantage for us, allowing for improved midstream growth potential, and providing for a regular, visible cash flow stream of approximately $270 million annually to be further invested in our upstream capital programs.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended March 31,
	2017	2016	Change
Oil (MBbls/d)
Barnett Shale	1	1	- 14%
Delaware Basin	30	38	- 21%
Eagle Ford	48	59	- 19%
Heavy Oil	19	25	- 21%
Rockies Oil	13	17	- 21%
STACK	21	15	+38%
Other	10	12	- 13%
Retained assets	142	167	- 15%
Divested assets	—	17	N/M
Total	142	184	- 23%
Bitumen (MBbls/d)
Heavy Oil	119	101	+18%
Gas (MMcf/d)
Barnett Shale	683	768	- 11%
Delaware Basin	88	84	+5%
Eagle Ford	119	144	- 18%
Heavy Oil	23	15	+53%
Rockies Oil	15	32	- 54%
STACK	287	306	- 6%
Other	13	17	- 22%
Retained assets	1,228	1,366	- 10%
Divested assets	—	215	N/M
Total	1,228	1,581	- 22%
NGLs (MBbls/d)
Barnett Shale	43	46	- 5%
Delaware Basin	10	12	- 18%
Eagle Ford	15	24	- 36%
Rockies Oil	1	1	- 23%
STACK	26	30	- 13%
Other	3	2	+90%
Retained assets	98	115	- 15%
Divested assets	—	22	N/M
Total	98	137	- 29%
Combined (MBoe/d)
Barnett Shale	158	175	- 10%
Delaware Basin	54	63	- 14%
Eagle Ford	83	107	- 23%
Heavy Oil	141	129	+10%
Rockies Oil	17	23	- 29%
STACK	95	96	- 1%
Other	15	18	- 15%
Retained assets	563	611	- 8%
Divested assets	—	74	N/M
Total	563	685	- 18%

Oil, Gas and NGL Pricing

	Three Months Ended March 31,
	2017 (1)	2016 (1)	Change
Oil (per Bbl)
U.S.	$49.65	$28.74	+73%
Canada	$30.77	$13.23	+133%
Total	$47.19	$26.58	+78%
Bitumen (per Bbl)
Canada	$25.60	$8.16	+214%
Gas (per Mcf)
U.S.	$2.68	$1.53	+76%
NGLs (per Bbl)
U.S.	$15.46	$6.84	+126%
Combined (per Boe)
U.S.	$25.86	$14.22	+82%
Canada	$25.73	$8.95	+188%
Total	$25.82	$13.23	+95%

(1)	Prices presented exclude any effects of oil, gas and NGL derivatives.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our commodity sales between the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2016 sales	$445	$75	$220	$85	$825
Change due to volumes	(106)	13	(51)	(25)	(169)
Change due to prices	263	186	128	76	653
2017 sales	$602	$274	$297	$136	$1,309

Commodity sales increased in the first quarter of 2017 due to significant price increases for all commodities. The increase in oil and bitumen sales resulted from a higher average WTI crude oil index price. The increases in gas and NGL sales were due to higher North American regional index prices upon which our gas sales are based and higher NGL prices at the Mont Belvieu, Texas hub.

The increase in sales due to the favorable movement in commodity prices was partially offset by a decline in production volumes. In 2016, we significantly reduced our drilling and completion capital programs in response to depressed commodity prices. Consequently, our production volumes steadily declined throughout 2016. Asset divestitures also caused our volumes to decline significantly in the third and fourth quarters of 2016. However, with higher capital investment in our 2017 drilling and completion programs, we anticipate our production volumes will grow from the fourth quarter 2016 level.

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

	Three Months Ended March 31,
	2017	2016
	(Millions)
Cash settlements:
Oil derivatives	$12	$—
Gas derivatives	(4)	19
Total cash settlements	8	19
Gains (losses) on fair value changes:
Oil derivatives	144	(2)
Gas derivatives	78	16
NGL derivatives	2	—
Total gains on fair value changes	224	14
Oil, gas and NGL derivatives	$232	$33

	Three Months Ended March 31, 2017
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$47.19	$25.60	$2.68	$15.46	$25.82
Cash settlements of hedges	0.91	—	(0.03)	—	0.15
Realized price, including cash settlements	$48.10	$25.60	$2.65	$15.46	$25.97

	Three Months Ended March 31, 2016
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$26.58	$8.16	$1.53	$6.84	$13.23
Cash settlements of hedges	—	—	0.13	—	0.30
Realized price, including cash settlements	$26.58	$8.16	$1.66	$6.84	$13.53

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our oil, gas and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our oil, gas and NGL derivatives generated net gains in the first quarters of 2017 and 2016.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(Millions)
Operating revenues	$2,010	$1,268	+59%
Product purchases	(1,711)	(979)	+75%
Operations and maintenance expenses	(92)	(87)	+6%
Operating profit	$207	$202	+3%
Devon loss	$(20)	$(15)	- 33%
EnLink profit	227	217	+5%
Total profit	$207	$202	+3%

The overall increase in marketing and midstream margin during the first quarter of 2017 was primarily due to an increase in EnLink’s throughput volumes related to gas processing and transmission activities, offset by a decline in margins on Devon’s downstream marketing commitments. We are actively engaged in optimization activities to improve margins to help offset the costs of downstream commitments, however, we expect those commitments to negatively impact our margins throughout 2017.

Lease Operating Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(Millions, except per Boe amounts)
LOE:
U.S.	$252	$343	- 26%
Canada	134	101	+33%
Total	$386	$444	- 13%
LOE per Boe:
U.S.	$6.66	$6.78	- 2%
Canada	$10.51	$8.60	+22%
Total	$7.62	$7.13	+7%

Our absolute LOE decreased during the first quarter of 2017 primarily due to our non-core U.S. oil and gas property divestitures during 2016 and continued well optimization and cost reduction initiatives. These initiatives have been primarily focused on reducing costs associated with water disposal, power and fuel, compression and workovers and include a strategy to decouple certain of our vendors’ higher margin services to capture lower costs. These cost savings were partially offset by $31 million of Access Pipeline transportation tolls, which commenced in the fourth quarter of 2016 subsequent to the sale of our interest in the pipeline. The Access Pipeline transportation tolls were the primary driver in the increase in LOE per BOE compared to the first quarter of 2016.

General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(Millions)
Gross G&A	$220	$262	- 16%
Capitalized G&A	(59)	(73)	- 19%
Reimbursed G&A	(16)	(25)	- 35%
Devon Net G&A	145	164	- 12%
EnLink Net G&A	36	30	+20%
Net G&A	$181	$194	- 7%

Gross G&A and capitalized G&A decreased during the first quarter of 2017 largely due to lower Devon employee costs resulting from the 2016 workforce reductions and other cost reduction initiatives. Reimbursed G&A decreased primarily due to the divestitures of operated properties in 2016. EnLink net G&A increased primarily due to higher employee compensation expense.

Production and Property Taxes

	Three Months Ended March 31,
	2017	2016	Change
	(Millions)
Production taxes	$53	$33	+58%
Property and other taxes	21	34	- 37%
Devon production and property taxes	74	67	+10%
EnLink property taxes	11	11	+0%
Production and property taxes	$85	$78	+10%
Percentage of oil, gas and NGL sales:
Production taxes	4.0%	4.0%	0%
Property and other taxes	2.5%	5.4%	- 53%
Total	6.5%	9.4%	- 31%

Production taxes increased during the first quarter of 2017 on an absolute dollar basis primarily due to an increase in our U.S. revenues, on which the majority of our production taxes are assessed. Property and other taxes decreased in the first quarter of 2017 primarily as a result of lower property value assessments from the local taxing authorities across our key operating areas and as a result of our non-core oil and gas property divestitures during 2016. Property taxes do not always change in direct correlation with the change in oil, gas and NGL sales and are generally determined based on the valuation of the underlying assets.

Depreciation, Depletion and Amortization

	Three Months Ended March 31,
	2017	2016	Change
	(Millions, except per Boe amounts)
DD&A:
Oil and gas properties	$225	$378	- 40%
Other assets	28	42	- 34%
Devon DD&A	253	420	- 40%
EnLink DD&A	128	122	+5%
Total DD&A	$381	$542	- 30%
DD&A per Boe:
Oil and gas properties	$4.45	$6.07	- 27%

DD&A from our oil and gas properties decreased in the first quarter of 2017 largely due to lower DD&A rates, resulting from the oil and gas asset impairments and non-core U.S. divestures in 2016. EnLink’s DD&A increased primarily due to acquisitions made during 2016.

Asset Impairments

During the first quarter of 2016, we recognized asset impairments totaling $3.0 billion. For further discussion, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Restructuring and Transaction Costs

During the first quarter of 2016, we recognized restructuring costs of $234 million as a result of a reduction in workforce driven by our cost reduction initiatives and divestiture of non-core properties.

During the first quarter of 2016, we recognized transaction costs of $13 million, primarily associated with the closing of the acquisitions discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Net Financing Costs

	Three Months Ended March 31,
	2017	2016	Change
	(Millions)
Devon net financing costs:
Interest based on debt outstanding	$97	$128	- 24%
Capitalized interest	(17)	(14)	+18%
Other	2	6	- 65%
Total Devon net financing costs	82	120	- 32%
EnLink net financing costs:
Interest based on debt outstanding	40	33	+21%
Interest accretion on deferred installment payment	7	12	- 42%
Other	(2)	(1)	+100%
Total EnLink net financing costs	45	44	+2%
Total net financing costs	$127	$164	- 22%

Net financing costs decreased during the first quarter of 2017 primarily due to Devon’s repayment of $2.5 billion of borrowings, including early retirements funded with asset divestiture proceeds and scheduled maturities. EnLink’s net financing costs remained flat compared to the prior year quarter as the increase in interest on fixed-rate borrowings was offset by a decline in accretion on installment payments due in January 2017 and 2018 further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Income Taxes

	Three Months Ended March 31,
	2017	2016
	(Millions)
Current income tax expense (benefit)	$20	$(10)
Deferred income tax benefit	(1)	(207)
Total income tax expense (benefit)	$19	$(217)
Effective income tax rate	3%	6%

For further discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2017 and 2016.

	Devon		EnLink		Consolidated
	2017	2016	2017	2016	2017	2016
	(Millions)
Operating cash flow	$657	$(29)	$177	$194	$834	$165
Issuance of common stock	—	1,469	—	—	—	1,469
Proceeds from sale of investment	—	—	190	—	190	—
Capital expenditures	(491)	(614)	(256)	(135)	(747)	(749)
Acquisitions of property, equipment and businesses	(20)	(830)	—	(797)	(20)	(1,627)
Debt activity, net	—	(627)	226	138	226	(489)
Payment of installment payable	—	—	(250)	—	(250)	—
Shareholder and noncontrolling interests distributions	(32)	(125)	(81)	(73)	(113)	(198)
EnLink and General Partner distributions	66	66	(66)	(66)	—	—
Issuance of subsidiary units	—	—	55	727	55	727
Effect of exchange rate and other	(23)	27	8	—	(15)	27
Net change in cash and cash equivalents	$157	$(663)	$3	$(12)	$160	$(675)
Cash and cash equivalents at end of period	$2,104	$1,629	$15	$6	$2,119	$1,635

Operating Cash Flow

Net cash provided by operating activities increased approximately 400% primarily due to significantly higher commodity prices and lower field operating costs as compared to the first quarter of 2016.

Our consolidated operating cash flow funded 100% of our capital expenditures during the first three months of 2017. In 2016, leveraging our liquidity, we also used cash balances and proceeds from our common stock offering to fund our acquisitions and capital expenditures.

Issuance of Common Stock

In February 2016, we issued 79 million shares of our common stock to the public, inclusive of 10 million shares sold as part of the underwriters’ option. Net proceeds from the offering were approximately $1.5 billion.

Proceeds from Sale of Investment

During the first quarter of 2017, EnLink divested its ownership interest in Howard Energy Partners for approximately $190 million. Proceeds were primarily used to repay a portion of the $250 million installment payment related to EnLink’s 2016 acquisitions further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures and Acquisitions of Property, Equipment and Businesses

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2017	2016
	(Millions)
Oil and gas	$477	$604
Corporate and other	14	10
Devon capital expenditures	491	614
EnLink capital expenditures	256	135
Total capital expenditures	$747	$749
Devon acquisitions	20	830
EnLink acquisitions	—	797
Total acquisitions	$20	$1,627

Capital expenditures consist of amounts related to our oil and gas exploration and development operations, midstream operations, other corporate activities and EnLink growth and maintenance activities. The vast majority of Devon’s capital expenditures are for the acquisition, drilling and development of oil and gas properties. Devon’s 2017 objectives are to concentrate capital spend in the STACK and Delaware Basin, while investing directionally within cash flow and maintaining significant flexibility. Our capital investment program is driven by a disciplined allocation process focused on returns.

Capital expenditures for Devon’s and EnLink’s midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. Midstream capital expenditures are largely impacted by oil and gas drilling and development activities.

Acquisition capital for the first three months of 2016 primarily consisted of Devon’s acquisition of assets in the STACK play for approximately $1.5 billion and EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets for $1.4 billion. Approximately $830 million and $800 million, respectively, was paid in cash at the closings with the remainder funded with equity consideration and debt. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Debt Activity, Net

During the first three months of 2017, our consolidated net debt borrowings increased $226 million. The increase was partially due to EnLink’s increased credit facility borrowing to fund growth capital expenditures and a portion of the deferred installment payment discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first three months of 2016, we reduced our debt by $489 million. The decrease was primarily due to reducing our commercial paper balances by $626 million partially offset by EnLink’s increased credit facility borrowings to fund acquisitions and growth capital expenditures.

Payment of Installment Payable

          During the first three months of 2017, EnLink made the first installment payment related to its 2016 acquisition further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Shareholder and Noncontrolling Interests Distributions

We paid common stock dividends of $32 million and $125 million in the first three months of 2017 and 2016, respectively. We decreased our quarterly cash dividend rate from $0.24 per share to $0.06 per share beginning in the second quarter of 2016.

EnLink and the General Partner distributed $81 million and $73 million to non-Devon unitholders during the first three months of 2017 and 2016, respectively.

EnLink and General Partner Distributions

Devon received $66 million in distributions from EnLink and the General Partner during the first quarters of 2017 and 2016.

Issuance of Subsidiary Units

During the first quarter of 2017, EnLink issued and sold 3 million common units through its “at the market” program and generated $55 million in net proceeds.

In January 2016, as part of its acquisition of Anadarko Basin gathering and processing midstream assets, EnLink issued 50 million preferred units in a private placement generating cash proceeds of approximately $725 million. General Partner common units were also issued as consideration in the transaction.

Liquidity

Our primary sources of capital and liquidity are our operating cash flow, asset divestiture proceeds and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Available sources of capital and liquidity include, among other things, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC, as well as the sale of a portion of our common units representing interests in our investment in EnLink and the General Partner. We estimate the combination of these sources of capital will continue to be adequate to fund our planned capital expenditures, future debt repayments and other contractual commitments as discussed in this section.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, bitumen, gas and NGLs we produce and sell. Our consolidated operating cash flow increased approximately $700 million in the first three months of 2017 compared to the first three months of 2016 largely due to increases in commodity prices. We expect operating cash flow to continue to be a key source of liquidity as we adjust our capital program to invest directionally within our operating cash flow. Additionally, we anticipate utilizing our credit availability to provide additional liquidity as needed.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We target hedging approximately 50% of our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. For additional information on our derivative positions in place at March 31, 2017, see Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

Excluding EnLink, our 2017 capital expenditures are expected to range from $2.3 billion to $2.7 billion, including $2.0 billion to $2.3 billion for our exploration and development capital program. Our capital expenditures excluding EnLink were $533 million in the first quarter of 2017, are forecasted to range from $600 million to $675 million in the second quarter of 2017 and are forecasted to range from $1.2 billion to $1.5 billion in the second half of 2017.

Divestiture of Property and Equipment

In May 2017, we announced our intent to divest approximately $1 billion of upstream assets. The non-core assets identified for monetization include select portions of the Barnett Shale focused primarily around Johnson County and other properties located principally within our U.S. resource base. We expect the divestiture process will take up to 12 to 18 months to complete. We plan to deploy divesture proceeds toward our U.S. resource plays and to further strengthen our investment-grade financial position. The non-core divestiture plan is also expected to accelerate our transition to higher-margin production.

Credit Availability

We have a $3.0 billion Senior Credit Facility. As of March 31, 2017, we had approximately $2.9 billion available under this facility, net of $57 million in outstanding letters of credit. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2017, there were no borrowings under our commercial paper program.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. As of March 31, 2017, we were in compliance with this covenant with a debt-to-capitalization ratio of 19.2%.

EnLink Liquidity

EnLink has a $1.5 billion unsecured revolving credit facility. The General Partner has a $250 million secured revolving credit facility. As of March 31, 2017, there were $9 million in outstanding letters of credit and $330 million borrowed under the $1.5 billion credit facility and $43 million in outstanding borrowings under the $250 million credit facility. All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

In January 2017, EnLink paid the first $250 million installment payment related to the 2016 Anadarko Basin asset acquisition. The remaining $250 million installment payment is payable by January 2018.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and near-term and long-term production growth opportunities. Our credit rating from Standard and Poor’s Financial Services is BBB with a stable outlook. In March 2017, Fitch Ratings affirmed our BBB+ rating and revised our outlook to stable from negative. In April 2017, Moody’s Investor Service upgraded our credit rating from Ba2 to Ba1 with a stable outlook. As a result of the upgraded credit rating, we eliminated $92 million in letters of credit that were outstanding as of March 31, 2017. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

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

As a result of the October 31, 2016 impairment test, the fair value of EnLink’s Texas and General Partner reporting units was not substantially in excess of their carrying value. The fair value of the Texas and General Partner reporting units approximates their carrying values, and, as of March 31, 2017, $230 million and $1.1 billion of goodwill remains allocated to the reporting units, respectively. Significant decreases to EnLink’s unit price, decreases in commodity prices or negative deviations from EnLink’s projected reporting unit earnings could result in a goodwill impairment charge. A goodwill impairment charge would have no effect on liquidity or capital resources. However, it adversely affects net earnings in the period recognized.

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2017, we continued to have a 100% valuation allowance against the U.S. deferred tax assets that largely resulted from prior year cumulative financial losses primarily due to full cost impairments. Further, we continue to record a partial valuation allowance against certain Canadian deferred tax assets.

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

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2017 Results” in this Item 2. that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for the first quarter of 2017 relate to changes in derivatives and financial instrument fair values and foreign currency, deferred tax asset valuation allowance, gains and losses on asset sales and noncash asset impairments. Amounts excluded for the first quarter of 2016 relate to changes in derivatives and financial instrument fair values and foreign currency, noncash asset impairments (including an impairment of goodwill), deferred tax asset valuation allowance and restructuring and transaction costs. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings (loss) and core earnings (loss) per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended March 31,
	Before tax	After tax	After Noncontrolling Interests	Per Share
	(Millions, except per share amounts)
2017
Earnings attributable to Devon (GAAP)	$598	$579	$565	$1.07
Adjustments:
Fair value changes in financial instruments and foreign currency	(250)	(164)	(161)	(0.32)
Deferred tax asset valuation allowance	—	(192)	(192)	(0.36)
Gains and losses on asset sales	4	4	2	0.01
Asset impairments	7	6	3	0.01
Core earnings attributable to Devon (Non-GAAP)	$359	$233	$217	$0.41
2016
Loss attributable to Devon (GAAP)	$(3,685)	$(3,468)	$(3,056)	$(6.44)
Adjustments:
Fair value changes in financial instruments and foreign currency	12	(39)	(41)	(0.10)
Asset impairments	3,035	2,299	1,884	3.98
Deferred tax asset valuation allowance	—	808	808	1.70
Restructuring and transaction costs	247	159	156	0.33
Core loss attributable to Devon (Non-GAAP)	$(391)	$(241)	$(249)	$(0.53)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2017, we have commodity derivatives that pertain to a portion of our production for the last nine months of 2017, as well as 2018. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2017, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
Gain (loss):	(Millions)
Gas derivatives	$(54)	$52
Oil derivatives	$(155)	$153
NGL derivatives	$(2)	$2
Processing and fractionation derivatives	$(3)	$3

Interest Rate Risk

At March 31, 2017, we had total debt of $10.4 billion. Of this amount, $10.0 billion bears fixed interest rates averaging 5.3%, and approximately $380 million is comprised of floating rate debt with interest rates averaging 3.0%.

As of March 31, 2017, we had open interest rate swap positions that are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3-month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at March 31, 2017.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our March 31, 2017 balance sheet.

Our non-Canadian foreign subsidiaries have a U.S. dollar functional currency. However, certain of our subsidiaries hold Canadian-dollar cash and engage in intercompany loans with Canadian subsidiaries that are based in Canadian dollars. The value of the Canadian-dollar cash and intercompany loans increases or decreases from the remeasurement of the cash and loans into the U.S. dollar functional currency.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2017 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Please see our 2016 Annual Report on Form 10-K for additional information regarding certain environmental matters involving the Company.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - January 31	9,919	$46.84
February 1 - February 28	517,190	$45.40
March 1 - March 31	327,549	$44.56
Total	854,658	$45.09

(1)	Share repurchases represent shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

Under the Devon Plan, eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 14,100 shares of our common stock in the first quarter of 2017, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Similarly, eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the first quarter of 2017, there were approximately 2,400 shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1

2017 Form of Notice of Grant of Performance Restricted Stock Award and Award Agreement under the 2015 Long-Term Incentive Plan between Devon Energy Corporation and executive officers for performance based restricted stock awarded.*

10.2

2017 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2015 Long-Term Incentive Plan between Devon Energy Corporation and executive officers for performance based restricted share units awarded.*

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

_________________

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: May 3, 2017	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

2017 Form of Notice of Grant of Performance Restricted Stock Award and Award Agreement under the 2015 Long-Term Incentive Plan between Devon Energy Corporation and executive officers for performance based restricted stock awarded.*

10.2

2017 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2015 Long-Term Incentive Plan between Devon Energy Corporation and executive officers for performance based restricted share units awarded.*

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

_________________

* Indicates management contract or compensatory plan or arrangement.