Form 10-Q
period 2017-06-30
DEVON ENERGY CORP/DE
filed 2017-08-02
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

On July 19, 2017, 525.6 million shares of common stock were outstanding.

DEVON ENERGY CORPORATION

FORM 10-Q

DEFINITIONS

Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Devon” and the “Company” refer to Devon Energy Corporation and its consolidated subsidiaries. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

“2015 Plan” means the Devon Energy Corporation 2015 Long-Term Incentive Plan.

“2017 Plan” means the Devon Energy Corporation 2017 Long-Term Incentive Plan.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(Millions, except per share amounts)
Oil, gas and NGL sales	$1,206	$1,085	$2,515	$1,910
Oil, gas and NGL derivatives	126	(142)	358	(109)
Marketing and midstream revenues	1,927	1,545	3,937	2,813
Asset dispositions and other	14	—	10	—
Total revenues and other	3,273	2,488	6,820	4,614
Lease operating expenses	399	416	785	860
Marketing and midstream operating expenses	1,703	1,338	3,506	2,404
General and administrative expenses	164	147	345	341
Production and property taxes	71	75	156	153
Depreciation, depletion and amortization	381	484	762	1,026
Asset impairments	—	1,497	7	4,532
Restructuring and transaction costs	—	24	—	271
Other operating items	13	4	11	24
Total operating expenses	2,731	3,985	5,572	9,611
Operating income (loss)	542	(1,497)	1,248	(4,997)
Net financing costs	116	163	243	327
Other nonoperating items	(32)	85	(51)	106
Earnings (loss) before income taxes	458	(1,745)	1,056	(5,430)
Income tax expense (benefit)	7	(182)	26	(399)
Net earnings (loss)	451	(1,563)	1,030	(5,031)
Net earnings (loss) attributable to noncontrolling interests	26	7	40	(405)
Net earnings (loss) attributable to Devon	$425	$(1,570)	$990	$(4,626)
Net earnings (loss) per share attributable to Devon:
Basic	$0.81	$(3.04)	$1.88	$(9.33)
Diluted	$0.80	$(3.04)	$1.87	$(9.33)
Comprehensive earnings (loss):
Net earnings (loss)	$451	$(1,563)	$1,030	$(5,031)
Other comprehensive earnings, net of tax:
Foreign currency translation	2	3	—	26
Pension and postretirement plans	4	5	9	9
Other	(2)	—	(2)	—
Other comprehensive earnings, net of tax	4	8	7	35
Comprehensive earnings (loss)	455	(1,555)	1,037	(4,996)
Comprehensive earnings (loss) attributable to noncontrolling interests	26	7	40	(405)
Comprehensive earnings (loss) attributable to Devon	$429	$(1,562)	$997	$(4,591)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(Millions)
Cash flows from operating activities:
Net earnings (loss)	$451	$(1,563)	$1,030	$(5,031)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, depletion and amortization	381	484	762	1,026
Asset impairments	—	1,497	7	4,532
Gains on asset sales	(11)	—	(7)	—
Deferred income tax benefit	(5)	(179)	(6)	(386)
Commodity derivatives	(126)	142	(358)	109
Cash settlements on commodity derivatives	11	(16)	19	3
Other derivatives and financial instruments	16	81	7	308
Cash settlements on other derivatives and financial instruments	2	(28)	—	(151)
Asset retirement obligation accretion	14	20	31	39
Share-based compensation	43	32	89	140
Other	(49)	36	(49)	(158)
Net change in working capital	72	(143)	87	71
Change in long-term other assets	9	(40)	10	13
Change in long-term other liabilities	2	22	22	(5)
Net cash from operating activities	810	345	1,644	510
Cash flows from investing activities:
Capital expenditures	(721)	(489)	(1,468)	(1,238)
Acquisitions of property, equipment and businesses	(13)	(11)	(33)	(1,638)
Proceeds from sale of investment	—	—	190	—
Divestitures of property and equipment	76	191	114	209
Other	(1)	(26)	(4)	(27)
Net cash from investing activities	(659)	(335)	(1,201)	(2,694)
Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	982	450	1,795	846
Repayments of long-term debt	(798)	(290)	(1,385)	(549)
Payment of installment payable	—	—	(250)	—
Net short-term debt repayments	—	—	—	(626)
Issuance of common stock	—	—	—	1,469
Issuance of subsidiary units	17	49	72	776
Dividends paid on common stock	(33)	(33)	(65)	(158)
Contributions from noncontrolling interests	8	3	29	6
Distributions to noncontrolling interests	(82)	(74)	(163)	(147)
Shares traded for tax withholdings	(3)	(10)	(64)	(28)
Other	—	(5)	(2)	(6)
Net cash from financing activities	91	90	(33)	1,583
Effect of exchange rate changes on cash	8	(12)	—	14
Net change in cash and cash equivalents	250	88	410	(587)
Cash and cash equivalents at beginning of period	2,119	1,635	1,959	2,310
Cash and cash equivalents at end of period	$2,369	$1,723	$2,369	$1,723

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
	(Millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,369	$1,959
Accounts receivable	1,248	1,356
Assets held for sale	—	193
Other current assets	469	264
Total current assets	4,086	3,772
Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	77,326	75,648
Not subject to amortization	3,048	3,437
Total oil and gas	80,374	79,085
Midstream and other	10,908	10,455
Total property and equipment, at cost	91,282	89,540
Less accumulated depreciation, depletion and amortization	(74,460)	(73,350)
Property and equipment, net	16,822	16,190
Goodwill	3,964	3,964
Other long-term assets	1,942	1,987
Total assets	$26,814	$25,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$692	$642
Revenues and royalties payable	949	908
Other current liabilities	891	1,066
Total current liabilities	2,532	2,616
Long-term debt	10,558	10,154
Asset retirement obligations	1,078	1,226
Other long-term liabilities	657	894
Deferred income taxes	659	648
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 526 million and 523 million shares in 2017 and 2016, respectively	53	52
Additional paid-in capital	7,211	7,237
Accumulated deficit	(656)	(1,646)
Accumulated other comprehensive earnings	291	284
Total stockholders’ equity attributable to Devon	6,899	5,927
Noncontrolling interests	4,431	4,448
Total stockholders’ equity	11,330	10,375
Total liabilities and stockholders’ equity	$26,814	$25,913

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Earnings	Stock	Interests	Equity
	(Unaudited)
	(Millions)
Six Months Ended June 30, 2017
Balance as of December 31, 2016	523	$52	$7,237	$(1,646)	$284	$—	$4,448	$10,375
Net earnings	—	—	—	990	—	—	40	1,030
Other comprehensive earnings, net of tax	—	—	—	—	7	—	—	7
Restricted stock grants, net of cancellations	2	1	—	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(41)	—	(41)
Common stock retired	—	—	(41)	—	—	41	—	—
Common stock dividends	—	—	(65)	—	—	—	—	(65)
Share-based compensation	1	—	69	—	—	—	—	69
Subsidiary equity transactions	—	—	11	—	—	—	106	117
Distributions to noncontrolling interests	—	—	—	—	—	—	(163)	(163)
Balance as of June 30, 2017	526	$53	$7,211	$(656)	$291	$—	$4,431	$11,330
Six Months Ended June 30, 2016
Balance as of December 31, 2015	418	$42	$4,996	$1,781	$230	$—	$3,940	$10,989
Net loss	—	—	—	(4,626)	—	—	(405)	(5,031)
Other comprehensive earnings, net of tax	—	—	—	—	35	—	—	35
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(21)	—	(21)
Common stock retired	—	—	(21)	—	—	21	—	—
Common stock dividends	—	—	(33)	(125)	—	—	—	(158)
Common stock issued	103	10	2,117	—	—	—	—	2,127
Share-based compensation	—	—	123	—	—	—	—	123
Subsidiary equity transactions	—	—	318	—	—	—	684	1,002
Distributions to noncontrolling interests	—	—	—	—	—	—	(147)	(147)
Balance as of June 30, 2016	524	$52	$7,500	$(2,970)	$265	$—	$4,072	$8,919

See accompanying notes to consolidated financial statements

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2017 and 2016 and Devon’s financial position as of June 30, 2017.

Recently Adopted Accounting Standards

In January 2017, Devon adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Its objective is to simplify several aspects of the accounting for share-based payments, including income taxes when awards vest or are settled, statutory withholding and forfeitures. As the result of adoption, Devon made certain income tax presentation changes, most notably prospectively presenting excess tax benefits and deficiencies in the consolidated comprehensive statements of earnings and as operating cash flows in the consolidated statements of cash flows. Devon also retrospectively applied the new cash flow statement guidance dictating the presentation of shares traded for tax-withholding purposes as a financing activity. The adoption of the new guidance did not materially impact the consolidated financial statements for the six months ended June 30, 2017 or previously reported financial information but could have a more material future impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill And Other (Topic 350)—Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2017, Devon elected to early adopt ASU 2017-04, and the adoption had no impact on the consolidated financial statements. Devon will perform future goodwill impairment tests according to ASU 2017-04.

Issued Accounting Standards Not Yet Adopted

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018, with early adoption permitted in 2017. Devon does not plan on early adopting this ASU. The ASU is required to be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. Devon intends to use the cumulative effect transition method and does not anticipate this ASU will have a material impact on its balance sheet or related consolidated statement of earnings, stockholders’ equity or cash flows. Devon does not expect its annual disclosures will materially change upon adopting this ASU. However, Devon’s quarterly disclosures will materially expand upon adoption of this ASU. Devon is implementing a process to gather and provide the quarterly disclosures required by the ASU.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the lease requirements in Topic 840, Leases. Its objective is to increase transparency and comparability among organizations. This ASU provides guidance requiring lessees to recognize most leases on their balance sheet. Lessor accounting does not significantly change, except for some changes made to align with new revenue recognition requirements. This ASU is effective for Devon beginning January 1, 2019 and will be applied using a modified retrospective transition method, which requires applying the new guidance to leases that exist or are entered into after the beginning of the earliest period in the financial statements. Early adoption is permitted, but Devon does not plan to early adopt. Devon has begun the process of evaluating contracts and gathering the necessary terms and data elements for purposes of determining the impact this ASU will have on its consolidated financial statements and related disclosures. Based on continuing research, Devon estimates at least 11,500 contracts and a large number of data elements must be gathered and reviewed to ensure proper accounting of these contracts once this ASU is effective. Recently, several companies, including certain upstream oil and gas companies, met with the FASB to discuss whether contracts for easements and rights-of-way are subject to the scope of ASU 2016-02 or other existing accounting standards. For Devon, these contracts represent a relatively small percentage of the aggregate value of contracts being evaluated but represent approximately 80% of the number of contracts. Therefore, this scoping decision could have a significant impact on the amount of effort required for Devon to adopt this ASU. Regardless, Devon anticipates the adoption of this standard will significantly impact its systems, processes and controls and is evaluating technology requirements and solutions needed to comply with the requirements of this ASU.

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

Devon Asset Divestitures

In May 2017, Devon announced a program to divest approximately $1 billion of upstream assets. The non-core assets identified for monetization include select portions of the Barnett Shale focused primarily in and around Johnson County and other properties located principally within Devon’s U.S. resource base. Devon expects the divestiture process will take 12 to 18 months to complete. Devon plans to deploy divestiture proceeds toward its U.S. resource plays and to further strengthen its investment-grade financial position. The non-core divestiture plan is also expected to accelerate Devon’s transition to higher-margin production.

Subsequent to June 30, 2017, Devon reached an agreement to sell its non-core Eagle Ford assets in Lavaca County for $205 million, subject to certain adjustments. The transaction is expected to close in the second half of 2017. No gain or loss is expected to be recognized under the full cost method of accounting.

In June 2016, Devon divested its non-core Mississippian assets for approximately $200 million. Estimated proved reserves associated with these assets were approximately 11 MMBoe, or less than 1% of total U.S. proved reserves. Under full cost accounting rules, sales or dispositions of oil and gas properties are generally accounted for as adjustments to capitalized costs, with no recognition of a gain or loss. No gain or loss was recognized on the sale of the Mississippian assets.

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

Objectives and Strategies

Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon and EnLink periodically enter into derivative financial instruments with respect to a portion of their oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility and foreign exchange forward contracts to manage its exposure to fluctuations in the U.S. and Canadian dollar exchange rates. As of June 30, 2017, Devon did not have any open foreign exchange contracts.

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

As of June 30, 2017, Devon held $34 million of cash collateral, which represented the estimated fair value of certain derivative positions in excess of Devon’s credit guidelines and is reported in other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2016, Devon held no collateral from counterparties.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivatives

As of June 30, 2017, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2017	76,380	$54.22	66,500	$45.76	$58.01
Q1-Q4 2018	11,592	$52.15	17,921	$46.77	$56.77

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2017	Midland Sweet	20,000	$(0.41)
Q3-Q4 2017	Western Canadian Select	81,745	$(14.47)
Q1-Q4 2018	Western Canadian Select	32,748	$(15.29)

As of June 30, 2017, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2017	235,000	$3.25	435,000	$3.03	$3.42
Q1-Q4 2018	115,107	$3.13	66,433	$3.19	$3.52

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2017	Panhandle Eastern Pipe Line	150,000	$(0.34)
Q3-Q4 2017	El Paso Natural Gas	80,000	$(0.13)
Q3-Q4 2017	Houston Ship Channel	35,000	$0.06
Q3-Q4 2017	Transco Zone 4	205,000	$0.03
Q1-Q4 2018	Panhandle Eastern Pipe Line	50,000	$(0.29)

As of June 30, 2017, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps		Price Collars
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2017	Propane	1,000	$29.61	1,000	$27.83	$29.93

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Interest Rate Derivatives

As of June 30, 2017, Devon had the following open interest rate derivative positions:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Commodity derivatives:
Oil, gas and NGL derivatives	$126	$(142)	$358	$(109)
Marketing and midstream revenues	4	(6)	8	(6)
Interest rate derivatives:
Other nonoperating items	(20)	(71)	(15)	(143)
Foreign currency derivatives:
Other nonoperating items	—	(4)	—	(159)
Net gains (losses) recognized	$110	$(223)	$351	$(417)

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	June 30, 2017	December 31, 2016
	(Millions)
Commodity derivative assets:
Other current assets	$189	$9
Other long-term assets	14	1
Interest rate derivative assets:
Other current assets	1	1
Other long-term assets	1	—
Total derivative assets	$205	$11
Commodity derivative liabilities:
Other current liabilities	$47	$187
Other long-term liabilities	1	16
Interest rate derivative liabilities:
Other current liabilities	1	—
Other long-term liabilities	57	41
Total derivative liabilities	$106	$244

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Share-Based Compensation

In the second quarter of 2017, Devon’s stockholders approved the 2017 Plan. The 2017 Plan replaces the 2015 Plan. From the effective date of the 2017 Plan, no further awards may be made under the 2015 Plan, and awards previously granted will continue to be governed by the terms of the respective award documents. Subject to the terms of the 2017 Plan, awards may be made for a total of 33.5 million shares of Devon common stock, plus the number of shares available for issuance under the 2015 Plan (including shares subject to outstanding awards under the 2015 Plan that are transferred to the 2017 Plan in accordance with its terms). The 2017 Plan authorizes the Compensation Committee, which consists of independent, non-management members of Devon’s Board of Directors, to grant nonqualified and incentive stock options, restricted stock awards or units, Canadian restricted stock units, performance units and stock appreciation rights to eligible employees. The 2017 Plan also authorizes the grant of nonqualified stock options, restricted stock awards or units and stock appreciation rights to non-employee directors. To calculate the number of shares that may be granted in awards under the 2017 Plan, options and stock appreciation rights represent one share and other awards represent 2.3 shares.

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated comprehensive statements of earnings. Gross G&A expense for the first six months of 2017 and 2016 includes $21 million and $12 million, respectively, of unit-based compensation related to grants made under EnLink’s long-term incentive plans.

The vesting for certain share-based awards was accelerated in 2016 in conjunction with the reduction of workforce described in Note 6. For the six months ended June 30, 2016, approximately $67 million of associated expense for these accelerated awards is included in restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

	Six Months Ended June 30,
	2017	2016
	(Millions)
Gross G&A for share-based compensation	$100	$80
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$20	$21
Related income tax benefit	$2	$2

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first six months of 2017. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/16	6,407	$34.40	585	$37.60	2,604		$46.66
Granted	2,683	$44.90	223	$44.85	1,010		$52.58
Vested	(2,168)	$39.38	(225)	$41.04	(832)		$78.19
Forfeited	(149)	$35.91	—	$—	(7)		$37.41
Unvested at 6/30/17	6,773	$36.94	583	$39.04	2,775	(1)	$41.22

(1)	A maximum of 5.5 million common shares could be awarded based upon Devon’s final TSR ranking relative to Devon’s peer group established under applicable award agreements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the assumptions related to the performance share units granted in 2017, as indicated in the previous summary table.

	2017
Grant-date fair value	$51.05	—	$53.12
Risk-free interest rate	1.50%
Volatility factor	45.8%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2017.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost (millions)	$185	$8	$42
Weighted average period for recognition (years)	2.7	2.0	2.1

EnLink Share-Based Awards

In March 2017, the General Partner and EnLink issued restricted incentive units as bonus payments to officers and certain employees. The combined grant fair value was $10 million, and the total cost was recognized in the first quarter of 2017 due to the awards vesting immediately.

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with the General Partner’s and EnLink’s unvested restricted incentive units and performance units as of June 30, 2017.

	General Partner		EnLink
	Restricted	Performance	Restricted	Performance
	Incentive Units	Units	Incentive Units	Units
Unrecognized compensation cost (millions)	$17	$7	$18	$7
Weighted average period for recognition (years)	1.9	2.1	1.9	2.1

5.	Asset Impairments

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

Devon recognized $885 million and $2.5 billion in oil and gas asset impairments for its U.S. operations and $612 million and $1.2 billion for its Canadian operations for the three months ended and six months ended June 30, 2016, respectively. The oil and gas impairments resulted from declines in the U.S. and Canada full cost ceilings. The lower ceiling values resulted primarily from significant decreases in the 12-month average trailing prices for oil, bitumen, gas and NGLs, which significantly reduced proved reserves values and, to a lesser degree, proved reserves.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

EnLink Goodwill Impairments

In the first quarter of 2016, EnLink recognized $873 million in goodwill impairments. See Note 12 for additional details.

6.      Restructuring and Transaction Costs

The following table summarizes restructuring and transaction costs presented in the accompanying consolidated comprehensive statement of earnings.

	June 30, 2016
	Three Months Ended	Six Months Ended
	(Millions)
2016 reduction in workforce:
Employee related costs	$2	$236
Lease obligations	17	17
Asset impairments	3	3
Transaction costs	2	15
Restructuring and transaction costs	$24	$271

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
	(Millions)
Balance as of December 31, 2016	$48	$62	$110
Changes due to 2016 workforce reductions	(24)	—	(24)
Changes related to prior years' restructurings	7	(12)	(5)
Balance as June 30, 2017	$31	$50	$81

Balance as of December 31, 2015	$13	$63	$76
Changes due to 2016 workforce reductions	107	13	120
Changes related to prior years' restructurings	3	(6)	(3)
Balance as of June 30, 2016	$123	$70	$193

Reduction in Workforce

In the first six months of 2016, Devon recognized $236 million in employee-related costs associated with a reduction in workforce. Of these employee-related costs, approximately $67 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, approximately $30 million resulted from estimated settlements of defined retirement benefits.

As a result of the reduction of workforce, Devon ceased using certain office space that was subject to non-cancellable operating lease arrangements. Devon recognized restructuring costs that represent the present value of its future obligations under the leases and impairment charges for leasehold improvements and furniture associated with the office space it ceased using.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Current income tax expense (benefit)	$12	$(3)	$32	$(13)
Deferred income tax benefit	(5)	(179)	(6)	(386)
Total income tax expense (benefit)	$7	$(182)	$26	$(399)

U.S. statutory income tax rate	35%	35%	35%	35%
Deferred tax asset valuation allowance	(27%)	(27%)	(29%)	(24%)
Non-deductible goodwill impairments	0%	0%	0%	(6%)
Taxation on Canadian operations	0%	(3%)	0%	(2%)
State income taxes	0%	2%	0%	1%
Other	(6%)	3%	(4%)	3%
Effective income tax rate	2%	10%	2%	7%

Devon estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

Throughout 2016 and through the first six months of 2017, Devon continued to maintain a 100% valuation allowance against its U.S. deferred tax assets resulting from prior year cumulative financial losses largely due to full cost impairments. Devon provided an additional $1.3 billion to the U.S. segment valuation allowance in the first six months of 2016 based on the financial loss recorded during the period. Devon reduced its U.S. segment valuation allowance by $320 million in the first six months of 2017 based on the financial income recorded during the period. Furthermore, a partial allowance continues to be held against certain Canadian segment deferred tax assets.

In the first quarter of 2016, EnLink recorded goodwill impairments totaling $873 million. These impairments are not deductible for purposes of calculating income tax and, therefore, have an impact on the effective tax rate.

Devon is under audit in the U.S. and various foreign jurisdictions as part of its normal course of business. The timing of resolution of income tax examinations is uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. Devon believes that within the next 12 months it is reasonably possible that certain tax examinations will be resolved by settlement with the taxing authorities.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.	Net Earnings (Loss) Per Share Attributable to Devon

The following table reconciles net earnings (loss) attributable to Devon and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions, except per share amounts)
Net earnings (loss):
Net earnings (loss) attributable to Devon	$425	$(1,570)	$990	$(4,626)
Attributable to participating securities	(5)	(1)	(11)	(1)
Basic and diluted earnings (loss)	$420	$(1,571)	$979	$(4,627)
Common shares:
Common shares outstanding - total	526	524	525	502
Attributable to participating securities	(6)	(6)	(6)	(6)
Common shares outstanding - basic	520	518	519	496
Dilutive effect of potential common shares issuable	3	—	3	—
Common shares outstanding - diluted	523	518	522	496
Net earnings (loss) per share attributable to Devon:
Basic	$0.81	$(3.04)	$1.88	$(9.33)
Diluted	$0.80	$(3.04)	$1.87	$(9.33)
Antidilutive options (1)	2	3	2	3

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings (loss) per share calculations because the options are antidilutive.

9.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$454	$447	$456	$424
Change in cumulative translation adjustment	13	2	14	53
Income tax benefit (expense)	(11)	1	(14)	(27)
Ending accumulated foreign currency translation	456	450	456	450
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(167)	(190)	(172)	(194)
Recognition of net actuarial loss and prior service cost in earnings (1)	4	8	9	13
Income tax expense	—	(3)	—	(4)
Ending accumulated pension and postretirement benefits	(163)	(185)	(163)	(185)
Other	(2)	—	(2)	—
Accumulated other comprehensive earnings, net of tax	$291	$265	$291	$265

(1)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of G&A on the accompanying consolidated comprehensive statements of earnings. See Note 16 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Net change in working capital accounts, net of assets and liabilities assumed:
Accounts receivable	$82	$(140)	$130	$6
Income taxes receivable	7	(14)	8	101
Other current assets	(33)	(107)	(55)	144
Accounts payable	46	(30)	50	(151)
Revenues and royalties payable	(44)	95	29	(6)
Other current liabilities	14	53	(75)	(23)
Net change in working capital	$72	$(143)	$87	$71
Interest paid (net of capitalized interest)	$144	$174	$236	$289
Income taxes paid (received)	$(4)	$5	$(1)	$(123)

Devon’s acquisition of certain STACK assets during the first three months of 2016 included the noncash issuance of Devon common stock. See Note 2 for additional details.
EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets during the first three months of 2016 included noncash issuance of General Partner common units. See Note 2 for additional details.

11.	Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2017	December 31, 2016
	(Millions)
Oil, gas and NGL sales	$440	$487
Joint interest billings	101	110
Marketing and midstream revenues	665	708
Other	58	69
Gross accounts receivable	1,264	1,374
Allowance for doubtful accounts	(16)	(18)
Net accounts receivable	$1,248	$1,356

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	Goodwill and Other Intangible Assets

Goodwill

Devon performs an annual impairment test of goodwill at October 31, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Sustained weakness in the overall energy sector driven by low commodity prices, together with a decline in EnLink’s unit price, caused a noncash goodwill impairment of $873 million in the first quarter of 2016. This consisted of a full impairment charge of $93 million related to EnLink’s Crude and Condensate reporting unit and partial impairments to EnLink’s Texas and General Partner reporting units of $473 million and $307 million, respectively.

Other Intangible Assets

The following table presents other intangible assets reported in other long-term assets in the accompanying consolidated balance sheets.

	June 30, 2017	December 31, 2016
	(Millions)
Customer relationships	$1,796	$1,796
Accumulated amortization	(231)	(172)
Net intangibles	$1,565	$1,624

The weighted-average amortization period for other intangible assets is 14 years. Amortization expense for intangibles was $30 million for both the three months ended June 30, 2017 and 2016, respectively, and $59 million and $58 million for the six months ended June 30, 2017 and 2016, respectively. The remaining amortization expense is estimated to be $118 million for each of the next five years.

13.	Other Current Liabilities

Components of other current liabilities include the following:

	June 30, 2017	December 31, 2016
	(Millions)
Installment payment - see Note 2	$237	$249
Derivative liabilities	48	187
Accrued interest payable	133	130
Restructuring liabilities	31	48
Other	442	452
Other current liabilities	$891	$1,066

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.	Debt and Related Expenses

A summary of debt is as follows:

	June 30, 2017	December 31, 2016
	(Millions)
Devon debt:
Debentures and notes	$6,933	$6,933
Net discount on debentures and notes	(30)	(30)
Debt issuance costs	(42)	(44)
Total Devon debt	6,861	6,859
EnLink debt:
Credit facilities	231	148
Debentures and notes	3,500	3,163
Net premium (discount) on debentures and notes	(6)	9
Debt issuance costs	(28)	(25)
Total EnLink debt	3,697	3,295
Total long-term debt	$10,558	$10,154

  Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of June 30, 2017, Devon had $58 million in outstanding letters of credit under the Senior Credit Facility. There were no outstanding borrowings under the Senior Credit Facility at June 30, 2017. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as full cost ceiling impairments or goodwill impairments. As of June 30, 2017, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 19.3%.

EnLink Debt

All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

EnLink has a $1.5 billion unsecured revolving credit facility. As of June 30, 2017, there were $9 million in outstanding letters of credit and $166 million in outstanding borrowings at an average rate of 2.8% under the $1.5 billion credit facility. The General Partner has a $250 million secured revolving credit facility. As of June 30, 2017, the General Partner had $65 million in outstanding borrowings at an average rate of 3.2%. EnLink and the General Partner were in compliance with all financial covenants in their respective credit facilities as of June 30, 2017.

In May 2017, EnLink issued $500 million of 5.45% unsecured senior notes due in 2047. The proceeds were used to repay outstanding borrowings under its revolving credit facility and for general partnership purposes. Additionally, in June 2017, EnLink redeemed its $163 million 7.125% senior unsecured notes due in 2022. EnLink redeemed the notes at 103.6% of the principal amount, plus accrued unpaid interest, for aggregate cash consideration of $174 million, which resulted in a gain on extinguishment of debt of $9 million for both the three and six months ended June 30, 2017. The gain is included in net financing costs in the consolidated comprehensive statement of earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2017	2016
	(Millions)
Asset retirement obligations as of beginning of period	$1,272	$1,414
Liabilities incurred and assumed through acquisitions	15	15
Liabilities settled and divested	(26)	(51)
Revision of estimated obligation	(184)	70
Accretion expense on discounted obligation	31	39
Foreign currency translation adjustment	14	30
Asset retirement obligations as of end of period	1,122	1,517
Less current portion	44	44
Asset retirement obligations, long-term	$1,078	$1,473

          During the first quarter of 2017, Devon reduced its estimated asset retirement obligations by $184 million primarily due to changes in the assumed inflation rate and retirement dates for its oil and gas assets.

16.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(Millions)
Service cost	$4	$3	$8	$9	$—	$—	$—	$—
Interest cost	11	11	21	23	—	—	—	—
Expected return on plan assets	(14)	(13)	(27)	(26)	—	—	—	—
Amortization of prior service cost (1)	—	1	1	1	(1)	—	(1)	(1)
Net actuarial loss (1)	5	7	9	13	—	—	—	—
Net periodic benefit cost (2)	$6	$9	$12	$20	$(1)	$—	$(1)	$(1)

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.

(2)    Net periodic benefit cost is a component of G&A in the accompanying consolidated comprehensive statements of earnings.

17.	Stockholders’ Equity

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

The table below summarizes the dividends Devon paid on its common stock.

	Amounts	Rate
	(Millions)	(Per Share)
Quarter Ended 2017:
First quarter 2017	$32	$0.06
Second quarter 2017	33	$0.06
Total year-to-date	$65
Quarter Ended 2016:
First quarter 2016	$125	$0.24
Second quarter 2016	33	$0.06
Total year-to-date	$158

In response to the depressed commodity price environment, Devon reduced its quarterly dividend to $0.06 per share in the second quarter of 2016.

18.	Noncontrolling Interests

Subsidiary Equity Transactions

EnLink has the ability to sell common units through an “at the market” equity offering program. During the first six months of 2017, EnLink issued and sold 4 million common units though its “at the market” program and generated $72 million in net proceeds. During the first quarter of 2016, EnLink issued preferred units in conjunction with its acquisition of Anadarko Basin gathering and processing midstream assets as discussed in Note 2. As of June 30, 2017, Devon’s ownership interest in EnLink was 23%, excluding the interest held by the General Partner. Devon’s ownership interest in the General Partner as of June 30, 2017 was 64%. The net gains and losses and related income taxes resulting from these transactions have been recorded as an adjustment to equity, with the change in ownership reflected as an adjustment to noncontrolling interests.

Distributions to Noncontrolling Interests

EnLink and the General Partner distributed $163 million and $147 million to non-Devon unitholders during the first six months of 2017 and 2016, respectively.

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. None of the items below are measured using Level 3 inputs. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at June 30, 2017 and December 31, 2016. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, the fair values of oil and gas assets, goodwill and other intangible assets and related impairments are measured as of the impairment date using Level 3 inputs. More information on these items is provided in Note 5 and Note 12, respectively.

			Fair Value
			Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
	(Millions)
June 30, 2017 assets (liabilities):
Cash equivalents	$1,868	$1,868	$1,653	$215
Commodity derivatives	$203	$203	$—	$203
Commodity derivatives	$(48)	$(48)	$—	$(48)
Interest rate derivatives	$2	$2	$—	$2
Interest rate derivatives	$(58)	$(58)	$—	$(58)
Debt	$(10,558)	$(11,446)	$—	$(11,446)
Installment payment	$(237)	$(238)	$—	$(238)
Capital lease obligations	$(5)	$(4)	$—	$(4)

December 31, 2016 assets (liabilities):
Cash equivalents	$1,542	$1,542	$1,298	$244
Commodity derivatives	$10	$10	$—	$10
Commodity derivatives	$(203)	$(203)	$—	$(203)
Interest rate derivatives	$1	$1	$—	$1
Interest rate derivatives	$(41)	$(41)	$—	$(41)
Debt	$(10,154)	$(10,760)	$—	$(10,760)
Installment payment	$(473)	$(477)	$—	$(477)
Capital lease obligations	$(7)	$(6)	$—	$(6)

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

Commodity and interest rate derivatives – The fair values of commodity and interest rate derivatives are estimated using internal discounted cash flow calculations based upon forward curves and data obtained from independent third parties for contracts with similar terms or data obtained from counterparties to the agreements.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	EnLink	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2017:
Revenues from external customers	$1,891	$274	$1,094	$—	$3,259
Intersegment revenues	$—	$—	$170	$(170)	$—
Depreciation, depletion and amortization	$180	$64	$137	$—	$381
Interest expense	$81	$11	$39	$(12)	$119
Asset impairments	$—	$—	$—	$—	$—
Earnings before income taxes	$409	$12	$37	$—	$458
Income tax expense	$2	$1	$4	$—	$7
Net earnings	$407	$11	$33	$—	$451
Net earnings attributable to noncontrolling interests	$—	$—	$26	$—	$26
Net earnings attributable to Devon	$407	$11	$7	$—	$425
Capital expenditures, including acquisitions	$463	$76	$218	$—	$757
Three Months Ended June 30, 2016:
Revenues from external customers	$1,365	$266	$857	$—	$2,488
Intersegment revenues	$—	$—	$176	$(176)	$—
Depreciation, depletion and amortization	$256	$103	$125	$—	$484
Interest expense	$108	$33	$47	$(23)	$165
Asset impairments	$885	$612	$—	$—	$1,497
Restructuring and transaction costs	$19	$4	$1	$—	$24
Loss before income taxes	$(1,097)	$(647)	$(1)	$—	$(1,745)
Income tax benefit	$(6)	$(174)	$(2)	$—	$(182)
Net earnings (loss)	$(1,091)	$(473)	$1	$—	$(1,563)
Net earnings attributable to noncontrolling interests	$1	$—	$6	$—	$7
Net loss attributable to Devon	$(1,092)	$(473)	$(5)	$—	$(1,570)
Capital expenditures, including acquisitions	$284	$29	$139	$—	$452
Six Months Ended June 30, 2017:
Revenues from external customers	$3,972	$593	$2,245	$—	$6,810
Intersegment revenues	$—	$—	$341	$(341)	$—
Depreciation, depletion and amortization	$361	$136	$265	$—	$762
Interest expense	$161	$31	$84	$(27)	$249
Asset impairments	$—	$—	$7	$—	$7
Earnings before income taxes	$966	$41	$49	$—	$1,056
Income tax expense	$5	$14	$7	$—	$26
Net earnings	$961	$27	$42	$—	$1,030
Net earnings attributable to noncontrolling interests	$—	$—	$40	$—	$40
Net earnings attributable to Devon	$961	$27	$2	$—	$990
Property and equipment, net	$7,659	$2,651	$6,512	$—	$16,822
Total assets	$13,096	$3,505	$10,265	$(52)	$26,814
Capital expenditures, including acquisitions	$900	$172	$466	$—	$1,538
Six Months Ended June 30, 2016:
Revenues from external customers	$2,667	$383	$1,564	$—	$4,614
Intersegment revenues	$—	$—	$359	$(359)	$—
Depreciation, depletion and amortization	$567	$212	$247	$—	$1,026
Interest expense	$215	$67	$91	$(43)	$330
Asset impairments	$2,493	$1,166	$873	$—	$4,532
Restructuring and transaction costs	$255	$10	$6	$—	$271
Loss before income taxes	$(3,162)	$(1,396)	$(872)	$—	$(5,430)
Income tax benefit	$(11)	$(382)	$(6)	$—	$(399)
Net loss	$(3,151)	$(1,014)	$(866)	$—	$(5,031)
Net earnings (loss) attributable to noncontrolling interests	$1	$—	$(406)	$—	$(405)
Net loss attributable to Devon	$(3,152)	$(1,014)	$(460)	$—	$(4,626)
Property and equipment, net	$7,823	$2,832	$6,160	$—	$16,815
Total assets	$12,856	$4,283	$10,162	$(57)	$27,244
Capital expenditures, including acquisitions	$2,177	$110	$684	$—	$2,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month and six-month periods ended June 30, 2017 compared to the three-month and six-month periods ended June 30, 2016 and in our financial condition and liquidity since December 31, 2016. For information regarding our critical accounting policies and estimates, see our 2016 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2017 Results

Key components of our financial performance are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30, (3)
	2017	2016	Change	2017	2016	Change
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon	$425	$(1,570)	N/M	$990	$(4,626)	N/M
Net earnings (loss) per diluted share attributable to Devon	$0.80	$(3.04)	N/M	$1.87	$(9.33)	N/M
Core earnings (loss) attributable to Devon (1)	$177	$33	N/M	$394	$(216)	N/M
Core earnings (loss) per diluted share attributable to Devon (1)	$0.34	$0.06	N/M	$0.75	$(0.44)	N/M
Retained production (MBoe/d)	536	574	- 7%	550	592	- 7%
Total production (MBoe/d)	536	644	- 17%	550	665	- 17%
Realized price per Boe (2)	$24.72	$18.50	+34%	$25.28	$15.78	+60%
Operating cash flow	$810	$345	+135%	$1,644	$510	+222%
Capital expenditures, including acquisitions	$757	$452	+67%	$1,538	$2,971	- 48%
Shareholder and noncontrolling interests distributions	$115	$107	+7%	$228	$305	- 25%
Cash and cash equivalents				$2,369	$1,723	+37%
Total debt				$10,558	$12,707	- 17%

(1)

Core earnings (loss) and core earnings (loss) per diluted share attributable to Devon are financial measures not prepared in accordance with GAAP. For a description of core earnings (loss) and core earnings (loss) per diluted share attributable to Devon, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

(2)	Excludes any impact of oil, gas and NGL derivatives.
(3)	Except for balance sheet amounts, which are presented as of June 30.

During the first six months of 2017, Devon generated solid operating results with its three-fold strategy of operating in North America’s very best resource plays, delivering superior execution and maintaining a high degree of financial strength. Led by our development in the STACK, Delaware and Eagle Ford, we continued to improve our 90-day initial production rates. With investments in proprietary data tools, predictive analytics and artificial intelligence, we are delivering industry-leading, initial-rate well productivity performance and improving the performance of our established wells. Even though our 2017 production volumes have declined from 2016 due to reduced capital investment, we estimate our highest-margin U.S. oil production from retained assets will exit 2017 at a rate 18-23% higher than year-end 2016. This production growth is driven by our improved well productivity, along with increased drilling activity, and will build operational momentum into 2018.

Besides improving our upstream capital efficiency, we continued our focus on managing and reducing costs. With creative supply chain sourcing strategies, improved efficiency and lower debt levels, our aggregate LOE, gross G&A and financing costs declined $190 million, or 12%, during the first six months of 2017.

Compared to 2016, commodity prices increased significantly and were the primary driver for improvements in Devon’s operating margins, earnings and cash flow during the first six months of 2017. We exited the second quarter of 2017 with liquidity comprised of $2.4 billion of cash and $3 billion of available credit under our debt facility. We have no significant debt maturities until 2021. At June 30, 2017, we also had approximately 55% of our remaining 2017 forecasted oil production hedged at an average floor price of $50/Bbl and approximately 55% of our remaining 2017 forecasted natural gas production hedged at an average floor price of $3.10/MMBtu. We are building our 2018 hedge positions at similar prices.

We expect to further enhance our financial strength with our recently announced $1 billion asset divestiture program. The planned divestitures consist of 35,000 Boe/d of production from select non-core leasehold within the Barnett Shale and the Eagle

Ford, along with other minor properties. Subsequent to June 30, 2017, we announced the $205 million sale of our non-core Eagle Ford assets in Lavaca County. Combined with other minor asset sales, we have now sold $340 million of assets under this program.

Looking ahead, Devon has four priorities in the current environment as we execute on our strategy. We will continue to build and maintain momentum in the STACK and Delaware. We intend to organically fund our capital programs. We will execute on the remainder of our asset divestiture program. Finally, we expect to further improve our investment-grade financial strength.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Oil (MBbls/d)
Barnett Shale	1	1	- 36%	1	1	- 25%
Delaware Basin	30	36	- 14%	30	37	- 18%
Eagle Ford	36	41	- 12%	42	50	- 16%
Heavy Oil	17	22	- 22%	18	24	- 25%
Rockies Oil	13	15	- 9%	13	16	- 15%
STACK	25	19	+33%	23	17	+35%
Other	11	11	- 1%	10	11	- 3%
Retained assets	133	145	- 8%	137	156	- 12%
Divested assets	—	15	N/M	—	16	N/M
Total	133	160	- 17%	137	172	- 20%
Bitumen (MBbls/d)
Heavy Oil	105	99	+6%	112	100	+12%
Gas (MMcf/d)
Barnett Shale	675	757	- 11%	679	763	- 11%
Delaware Basin	96	99	- 3%	92	91	+1%
Eagle Ford	96	103	- 8%	107	124	- 14%
Heavy Oil	14	28	- 51%	18	22	- 15%
Rockies Oil	17	31	- 45%	16	31	- 49%
STACK	298	289	+3%	293	298	- 2%
Other	12	14	- 9%	13	15	- 16%
Retained assets	1,208	1,321	- 9%	1,218	1,344	- 9%
Divested assets	—	206	N/M	—	210	N/M
Total	1,208	1,527	- 21%	1,218	1,554	- 22%
NGLs (MBbls/d)
Barnett Shale	42	46	- 8%	43	46	- 7%
Delaware Basin	10	13	- 26%	10	12	- 22%
Eagle Ford	11	17	- 36%	13	21	- 36%
Rockies Oil	1	1	+12%	1	1	- 7%
STACK	31	30	+2%	28	30	- 5%
Other	2	3	- 16%	2	3	- 15%
Retained assets	97	110	- 12%	97	113	- 14%
Divested assets	—	21	N/M	—	21	N/M
Total	97	131	- 26%	97	134	- 27%
Combined (MBoe/d)
Barnett Shale	155	173	- 10%	157	174	- 10%
Delaware Basin	56	65	- 14%	55	64	- 14%
Eagle Ford	63	76	- 16%	73	91	- 20%
Heavy Oil	124	126	- 1%	133	127	+4%
Rockies Oil	18	21	- 16%	17	22	- 23%
STACK	105	97	+9%	100	97	+4%
Other	15	16	- 11%	15	17	- 13%
Retained assets	536	574	- 7%	550	592	- 7%
Divested assets	—	70	N/M	—	73	N/M
Total	536	644	- 17%	550	665	- 17%

Oil, Gas and NGL Pricing

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 (1)	2016 (1)	Change	2017 (1)	2016 (1)	Change
Oil (per Bbl)
U.S.	$46.65	$41.56	+12%	$48.18	$34.70	+39%
Canada	$32.44	$27.62	+17%	$31.58	$19.86	+59%
Total	$44.83	$39.64	+13%	$46.04	$32.64	+41%
Bitumen (per Bbl)
Canada	$28.49	$21.40	+33%	$26.96	$14.73	+83%
Gas (per Mcf)
U.S.	$2.50	$1.40	+78%	$2.59	$1.47	+77%
NGLs (per Bbl)
U.S.	$13.26	$10.14	+31%	$14.36	$8.46	+70%
Combined (per Boe)
U.S.	$23.58	$17.68	+33%	$24.72	$15.89	+56%
Canada	$28.50	$21.85	+30%	$27.03	$15.33	+76%
Total	$24.72	$18.50	+34%	$25.28	$15.78	+60%

(1)	Prices presented exclude any effects of oil, gas and NGL derivatives.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our commodity sales between the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2016 sales	$575	$193	$195	$122	$1,085
Change due to volumes	(95)	11	(41)	(33)	(158)
Change due to prices	63	68	121	27	279
2017 sales	$543	$272	$275	$116	$1,206

	Six Months Ended June 30,
	Oil	Bitumen	Gas	NGLs	Total

	(Millions)
2016 sales	$1,020	$268	$415	$207	$1,910
Change due to volumes	(209)	30	(92)	(57)	(328)
Change due to prices	333	248	248	104	933
2017 sales	$1,144	$546	$571	$254	$2,515

Commodity sales increased in the second quarter and the first six months of 2017 due to significant price increases for all commodities. The increase in oil and bitumen sales resulted from a higher average WTI crude oil index price. Additionally, our bitumen sales benefited from tighter bitumen and heavy oil differentials. The increases in gas and NGL sales were due to higher North American regional index prices upon which our gas sales are based and higher NGL prices at the Mont Belvieu, Texas hub.

The increase in sales due to the favorable movement in commodity prices was partially offset by a decline in production volumes. In 2016, we significantly reduced our drilling and completion capital programs in response to depressed commodity prices. Consequently, our U.S. production volumes steadily declined throughout 2016. Asset divestitures also caused our volumes to decline significantly in the third and fourth quarters of 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Cash settlements:
Oil derivatives	$6	$(61)	$18	$(61)
Gas derivatives	5	32	1	51
NGL derivatives	—	(2)	—	(2)
Total cash settlements	11	(31)	19	(12)
Gains (losses) on fair value changes:
Oil derivatives	85	(28)	229	(30)
Gas derivatives	30	(77)	108	(61)
NGL derivatives	—	(6)	2	(6)
Total gains (losses) on fair value changes	115	(111)	339	(97)
Oil, gas and NGL derivatives	$126	$(142)	$358	$(109)

	Three Months Ended June 30, 2017
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$44.83	$28.49	$2.50	$13.26	$24.72
Cash settlements of hedges	0.52	—	0.04	(0.03)	0.22
Realized price, including cash settlements	$45.35	$28.49	$2.54	$13.23	$24.94

	Three Months Ended June 30, 2016
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$39.64	$21.40	$1.40	$10.14	$18.50
Cash settlements of hedges	(4.17)	—	0.24	(0.25)	(0.53)
Realized price, including cash settlements	$35.47	$21.40	$1.64	$9.89	$17.97

	Six Months Ended June 30, 2017
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$46.04	$26.96	$2.59	$14.36	$25.28
Cash settlements of hedges	0.72	—	—	(0.02)	0.19
Realized price, including cash settlements	$46.76	$26.96	$2.59	$14.34	$25.47

	Six Months Ended June 30, 2016
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$32.64	$14.73	$1.47	$8.46	$15.78
Cash settlements of hedges	(1.94)	—	0.18	(0.13)	(0.10)
Realized price, including cash settlements	$30.70	$14.73	$1.65	$8.33	$15.68

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our oil, gas and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our oil, gas and NGL derivatives generated net gains in the second quarter and first six months of 2017. Including the cash settlements discussed above, our oil, gas and NGL derivatives incurred net losses in the second quarter and first six months of 2016.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Millions)
Operating revenues	$1,927	$1,545	+25%	$3,937	$2,813	+40%
Product purchases	(1,611)	(1,248)	+29%	(3,322)	(2,227)	+49%
Operations and maintenance expenses	(92)	(90)	+2%	(184)	(177)	+4%
Operating profit	$224	$207	+8%	$431	$409	+5%

Devon loss	$(16)	$(4)	+300%	$(36)	$(19)	+89%
EnLink profit	240	211	+14%	467	428	+9%
Total profit	$224	$207	+8%	$431	$409	+5%

The overall increase in marketing and midstream margin during the second quarter and the first six months of 2017 was primarily due to an increase in EnLink’s throughput volumes related to gas processing and transmission activities, offset by a decline in margins on Devon’s downstream marketing commitments. Devon is actively engaged in optimization activities to improve margins to help offset the costs of downstream commitments; however, we expect those commitments to negatively impact our margins throughout 2017.

Lease Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Millions, except per Boe amounts)
LOE:
U.S.	$253	$295	- 14%	$505	$638	- 21%
Canada	146	121	+20%	280	222	+26%
Total	$399	$416	- 4%	$785	$860	- 9%
LOE per Boe:
U.S.	$6.75	$6.25	+8%	$6.70	$6.52	+3%
Canada	$12.92	$10.58	+22%	$11.64	$9.58	+22%
Total	$8.18	$7.09	+15%	$7.90	$7.11	+11%

Our absolute LOE decreased during the second quarter and the first six months of 2017 primarily due to our non-core U.S. property divestitures during 2016 and continued well optimization and cost reduction initiatives. These initiatives have been primarily focused on reducing costs associated with water disposal, power and fuel, compression and workovers. These cost savings were partially offset by Access Pipeline transportation tolls of $29 million and $60 million during the second quarter and first six months of 2017, respectively, which commenced in the fourth quarter of 2016 subsequent to the sale of our interest in the pipeline. The Access Pipeline transportation tolls were the primary driver in the increase in Canada LOE per BOE compared to the second quarter and the first six months of 2016.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Millions, except per Boe amounts)
Gross G&A	$207	$196	+6%	$427	$458	- 7%
Capitalized G&A	(56)	(56)	+0%	(115)	(129)	- 11%
Reimbursed G&A	(18)	(22)	- 19%	(34)	(47)	- 28%
Devon Net G&A	133	118	+13%	278	282	- 1%
EnLink Net G&A	31	29	+6%	67	59	+12%
Net G&A	$164	$147	+12%	$345	$341	+1%

Gross G&A increased during the second quarter of 2017 due to employee severance costs and decreased the first six months of 2017 largely due to lower Devon employee costs resulting from the 2016 workforce reductions and other cost reduction initiatives. Reimbursed G&A decreased primarily due to the divestitures of operated properties in 2016. EnLink net G&A increased during the second quarter and for the first six months of 2017 primarily due to higher employee compensation costs.

Production and Property Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Millions)
Production taxes	$38	$38	+2%	$91	$71	+28%
Property and other taxes	21	26	- 20%	42	60	- 30%
Devon production and property taxes	59	64	- 7%	133	131	+2%
EnLink property taxes	12	11	+9%	23	22	+5%
Production and property taxes	$71	$75	- 6%	$156	$153	+2%
Percentage of oil, gas and NGL sales:
Production taxes	3.1%	3.5%	- 9%	3.6%	3.7%	- 3%
Property and other taxes	2.7%	3.4%	- 22%	2.6%	4.3%	- 40%
Total	5.8%	6.9%	- 16%	6.2%	8.0%	- 22%

Production taxes increased during each period in 2017 on an absolute dollar basis primarily due to an increase in our U.S. revenues, on which the majority of our production taxes are assessed. Property and other taxes decreased in each period of 2017 primarily as a result of lower property value assessments from the local taxing authorities across our key operating areas and as a result of our non-core oil and gas property divestitures during 2016. Property taxes do not always change in direct correlation with the change in oil, gas and NGL sales and are generally determined based on the valuation of the underlying assets.

Depreciation, Depletion and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Millions, except per Boe amounts)
DD&A:
Oil and gas properties	$218	$313	- 30%	$443	$691	- 36%
Other assets	26	46	- 45%	54	88	- 38%
Devon DD&A	244	359	- 32%	497	779	- 36%
EnLink DD&A	137	125	+9%	265	247	+7%
Total DD&A	$381	$484	- 21%	$762	$1,026	- 26%
DD&A per Boe:
Oil and gas properties	$4.45	$5.33	- 16%	$4.45	$5.71	- 22%

DD&A from our oil and gas properties decreased in the second quarter and the first six months of 2017 largely due to lower DD&A rates, resulting from the oil and gas asset impairments and non-core U.S. divestures in 2016. DD&A from our other assets decreased due to the divestiture of Access Pipeline in the fourth quarter of 2016. EnLink’s DD&A increased primarily due to acquisitions made during 2016.

Asset Impairments

During the second quarter and the first six months of 2016, we recognized asset impairments totaling $1.5 billion and $4.5 billion, respectively. For further discussion, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Restructuring and Transaction Costs

During the first six months of 2016, we recognized restructuring costs of $256 million as a result of a reduction in workforce driven by our cost reduction initiatives and divestiture of non-core properties.

During the first six months of 2016, we recognized transaction costs of $15 million, primarily associated with the closing of the acquisitions discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Net Financing Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Millions)
Devon net financing costs:
Interest based on debt outstanding	$98	$128	- 23%	$195	$256	- 24%
Capitalized interest	(17)	(17)	-1%	(34)	(31)	+11%
Other	(4)	5	-168%	(2)	11	- 114%
Total Devon net financing costs	77	116	- 34%	159	236	- 33%
EnLink net financing costs:
Interest based on debt outstanding	42	35	+20%	82	68	+21%
Interest accretion on deferred installment payment	6	14	-57%	13	26	- 50%
Other	(9)	(2)	+350%	(11)	(3)	+267%
Total EnLink net financing costs	39	47	- 17%	84	91	- 8%
Total net financing costs	$116	$163	- 29%	$243	$327	- 26%

Devon’s net financing costs decreased during the second quarter and the first six months of 2017 primarily due to the repayment of $2.5 billion in borrowings, including scheduled maturities and early retirements funded with asset divestiture proceeds. EnLink’s net financing costs decreased during the second quarter and first six months of 2017 due to a gain on extinguishment of debt as disclosed in Note 14 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Current income tax expense (benefit)	$12	$(3)	$32	$(13)
Deferred income tax benefit	(5)	(179)	(6)	(386)
Total income tax expense (benefit)	$7	$(182)	$26	$(399)
Effective income tax rate	2%	10%	2%	7%

We continue to expect low current income tax rates in the U.S. segment based on our continuing net operating loss position. For further discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the six months ended June 30, 2017 and 2016.

	Devon		EnLink		Consolidated
	2017	2016	2017	2016	2017	2016
	(Millions)
Operating cash flow	$1,315	$206	$329	$304	$1,644	$510
Issuance of common stock	—	1,469	—	—	—	1,469
Proceeds from sale of investment	—	—	190	—	190	—
Divestitures of property and equipment	113	208	1	1	114	209
Capital expenditures	(996)	(950)	(472)	(288)	(1,468)	(1,238)
Acquisitions of property, equipment and businesses	(33)	(847)	—	(791)	(33)	(1,638)
Debt activity, net	—	(627)	410	298	410	(329)
Payment of installment payable	—	—	(250)	—	(250)	—
Shareholder and noncontrolling interests distributions	(65)	(158)	(163)	(147)	(228)	(305)
EnLink and General Partner distributions	133	133	(133)	(133)	—	—
Issuance of subsidiary units	—	—	72	776	72	776
Effect of exchange rate and other	(57)	(13)	16	(28)	(41)	(41)
Net change in cash and cash equivalents	$410	$(579)	$—	$(8)	$410	$(587)
Cash and cash equivalents at end of period	$2,358	$1,713	$11	$10	$2,369	$1,723

Operating Cash Flow

Net cash provided by operating activities increased approximately 220% primarily due to significantly higher commodity prices and lower operating costs as compared to the first six months of 2016.

Our consolidated operating cash flow funded 100% of our capital expenditures during the first six months of 2017. In 2016, leveraging our liquidity, we also used cash balances and proceeds from our common stock offering and non-core asset divestitures to fund our acquisitions and capital expenditures.

Issuance of Common Stock

In February 2016, we issued 79 million shares of our common stock to the public, inclusive of 10 million shares sold as part of the underwriters’ option. Net proceeds from the offering were approximately $1.5 billion.

Proceeds from Sale of Investment

During the first quarter of 2017, EnLink divested its ownership interest in Howard Energy Partners for approximately $190 million. Proceeds were primarily used to pay a portion of the $250 million installment payment related to EnLink’s 2016 acquisition further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property and Equipment

During the first six months of 2017, Devon sold non-core U.S. assets for approximately $100 million. In June 2016, we sold our non-core Mississippian assets for approximately $200 million. For further discussion, see Note 2 in “Part 1. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures and Acquisitions of Property, Equipment and Businesses

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Six Months Ended June 30,
	2017	2016
	(Millions)
Oil and gas	$962	$932
Corporate and other	34	18
Devon capital expenditures	996	950
EnLink capital expenditures	472	288
Total capital expenditures	$1,468	$1,238
Devon acquisitions	33	847
EnLink acquisitions	—	791
Total acquisitions	$33	$1,638

Capital expenditures consist of amounts related to our oil and gas exploration and development operations, midstream operations, other corporate activities and EnLink growth and maintenance activities. The vast majority of Devon’s capital expenditures are for the acquisition, drilling and development of oil and gas properties. Devon’s 2017 objectives are to concentrate capital spend in the STACK and Delaware Basin, while investing within cash flow and maintaining significant flexibility. Our capital investment program is driven by a disciplined allocation process focused on returns.

Capital expenditures for Devon’s and EnLink’s midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. Midstream capital expenditures are largely impacted by oil and gas development activities.

Acquisition capital for the first six months of 2016 primarily consisted of Devon’s acquisition of assets in the STACK play for approximately $1.5 billion and EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets for $1.4 billion. Approximately $850 million and $800 million, respectively, was paid in cash at the closings with the remainder funded with equity consideration and debt. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Debt Activity, Net

During the first six months of 2017, consolidated net debt borrowings increased $410 million. In May 2017, EnLink issued $500 million of 5.45% senior notes due in 2047 to repay outstanding borrowings under its revolving credit facility and for general partnership purposes. Additionally, in June 2017, EnLink redeemed its 7.125% senior unsecured notes due in 2022.

During the first six months of 2016, we reduced our debt by $329 million. The decrease was primarily due to reducing our commercial paper balances by $626 million and was partially offset by EnLink’s increased credit facility borrowings to fund acquisitions and growth capital expenditures.

Payment of Installment Payable

          During the first quarter of 2017, EnLink made the first installment payment related to its 2016 acquisition further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Shareholder and Noncontrolling Interests Distributions

The following table summarizes our common stock dividends during the first six months of 2017 and 2016. In the second quarter of 2016, we decreased our quarterly cash dividend rate to $0.06 per share.

	Amounts	Rate
	(Millions)	(Per Share)
Quarter Ended 2017:
First quarter 2017	$32	$0.06
Second quarter 2017	33	$0.06
Total year-to-date	$65
Quarter Ended 2016:
First quarter 2016	$125	$0.24
Second quarter 2016	33	$0.06
Total year-to-date	$158

EnLink and the General Partner distributed $163 million and $147 million to non-Devon unitholders during the first six months of 2017 and 2016, respectively.

EnLink and General Partner Distributions

Devon received $133 million in distributions from EnLink and the General Partner during the first six months of 2017 and 2016.

Issuance of Subsidiary Units

During the first six months of 2017, EnLink issued and sold 4 million common units through its “at the market” program and generated $72 million in net proceeds. Additionally, during the first six months of 2016, EnLink issued and sold 3 million common units for net proceeds of $52 million through its “at the market” program.

In January 2016, as part of its acquisition of Anadarko Basin gathering and processing midstream assets, EnLink issued 50 million preferred units in a private placement generating cash proceeds of approximately $725 million. General Partner common units were also issued as consideration in the transaction.

Liquidity

Our primary sources of capital and liquidity are our operating cash flow, asset divestiture proceeds and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Available sources of capital and liquidity also include, among other things, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC, as well as the sale of a portion of our common units representing interests in our investment in EnLink and the General Partner. We estimate the combination of these sources of capital will continue to be adequate to fund our planned capital expenditures, future debt repayments and other contractual commitments as discussed in this section.

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, bitumen, gas and NGLs we produce and sell. Our consolidated operating cash flow increased approximately $1.1 billion in the first six months of 2017 compared to the first six months of 2016 largely due to increases in commodity prices. We expect operating cash flow to continue to be a key source of liquidity as we adjust our capital program to invest within our operating cash flow. Additionally, proceeds from non-core asset divestitures will provide additional liquidity as needed.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We target hedging approximately 50% of our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. For additional information on our derivative positions in place at June 30, 2017, see Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestiture of Property and Equipment

          In May 2017, we announced a program to divest approximately $1 billion of non-core upstream assets, which includes select portions of the Barnett Shale focused primarily in and around Johnson County and other minor properties across the U.S. Devon has reached an agreement to sell our non-core Eagle Ford assets in Lavaca County for $205 million. The transaction is expected to close in the second half of 2017 and will bring our total divestiture proceeds to $340 million when combined with other minor asset sales. We expect to open the Barnett Shale data room to potential buyers in the third quarter of 2017.

Capital Expenditures

Excluding EnLink, our 2017 capital expenditures are expected to range from $2.2 billion to $2.6 billion, including $1.9 billion to $2.2 billion for our exploration and development capital program. Our capital expenditures excluding EnLink were $1.1 billion in the first six months of 2017, are forecasted to range from $0.6 million to $0.7 million in the third quarter of 2017 and are forecasted to range from $0.5 million to $0.8 million in the fourth quarter of 2017.

Credit Availability

We have a $3.0 billion Senior Credit Facility. As of June 30, 2017, we had approximately $2.9 billion available under this facility, net of $58 million in outstanding letters of credit, and were in compliance with the facility’s financial covenant. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2017, there were no borrowings under our commercial paper program.

EnLink Liquidity

EnLink has a $1.5 billion unsecured revolving credit facility. The General Partner has a $250 million secured revolving credit facility. As of June 30, 2017, there were $9 million in outstanding letters of credit and $166 million borrowed under the $1.5 billion credit facility and $65 million in outstanding borrowings under the $250 million credit facility. All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

In January 2017, EnLink paid the first $250 million installment payment related to the 2016 Anadarko Basin gathering and processing midstream asset acquisition. The remaining $250 million installment payment is payable by January 2018.

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

Critical Accounting Estimates

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2017, we continued to have a 100% valuation allowance against the U.S. deferred tax assets that largely resulted from prior year cumulative financial losses primarily due to full cost impairments. Further, we continue to record a partial valuation allowance against certain Canadian deferred tax assets.

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

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2017 Results” in this Item 2. that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for the second quarter and first six months of 2017 relate to changes in derivatives and financial instrument fair values and foreign currency, deferred tax asset valuation allowance, gains and losses on asset sales, noncash asset impairments and gains associated with early retirement of debt. Amounts excluded for the second quarter and first six months of 2016 relate to changes in derivatives and financial instrument fair values and foreign currency, noncash asset impairments (including an impairment of goodwill), deferred tax asset valuation allowance and restructuring and transaction costs. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings (loss) and core earnings (loss) per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended June 30,				Six Months Ended June 30,
	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
	(Millions, except per share amounts)
2017
Earnings attributable to Devon (GAAP)	$458	$451	$425	$0.80	$1,056	$1,030	$990	$1.87
Adjustments:
Fair value changes in financial instruments and foreign currency	(148)	(109)	(109)	(0.21)	(398)	(273)	(270)	(0.51)
Deferred tax asset valuation allowance	—	(128)	(128)	(0.23)	—	(320)	(320)	(0.60)
Gains and losses on asset sales	(11)	(9)	(7)	(0.01)	(7)	(5)	(5)	(0.01)
Asset impairments	—	—	—	—	7	6	3	0.01
Early retirement of debt	(9)	(7)	(4)	(0.01)	(9)	(7)	(4)	(0.01)
Core earnings attributable to Devon (Non-GAAP)	$290	$198	$177	$0.34	$649	$431	$394	$0.75
2016
Loss attributable to Devon (GAAP)	$(1,745)	$(1,563)	$(1,570)	$(3.04)	$(5,430)	$(5,031)	$(4,626)	$(9.33)
Adjustments:
Fair value changes in financial instruments and foreign currency	205	134	130	0.25	217	94	89	0.18
Asset impairments	1,497	990	990	1.91	4,532	3,290	2,874	5.80
Deferred tax asset valuation allowance	—	467	467	0.91	—	1,275	1,275	2.57
Restructuring and transaction costs	24	16	16	0.03	271	174	172	0.34
Core earnings (loss) attributable to Devon (Non-GAAP)	$(19)	$44	$33	$0.06	$(410)	$(198)	$(216)	$(0.44)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2017, we have commodity derivatives that pertain to a portion of our production for the last six months of 2017, as well as 2018. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2017, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by approximately $150 million.

Interest Rate Risk

As of June 30, 2017, we had total debt of $10.6 billion. Of this amount, $10.4 billion bears fixed interest rates averaging 5.3%, and $231 million is comprised of floating rate debt with interest rates averaging 2.9%.

As of June 30, 2017, we had open interest rate swap positions that are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3-month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at June 30, 2017.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our June 30, 2017 balance sheet.

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

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2017 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 - April 30	24,254	$39.74
May 1 - May 31	32,453	$38.09
June 1 - June 30	1,633	$32.09
Total	58,340	$38.61

(1)	Share repurchases represent shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

Under the Devon Plan, eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 12,900 shares of our common stock in the second quarter of 2017, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Similarly, eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the second quarter of 2017, there were no shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1	2017 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon and all non-management directors for restricted stock awards.*

10.2	Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Devon’s Registration Statement on Form S-8, filed on June 7, 2017; File No. 333-218561).*

10.3

Employment Agreement, dated April 19, 2017, by and between Devon and Mr. Jeffrey L. Ritenour (incorporated by reference to Exhibit 10.1 to Devon’s Form 8-K, filed on April 20, 2017; File No. 001-32318).*

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

DEVON ENERGY CORPORATION

Date: August 2, 2017	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	2017 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon and all non-management directors for restricted stock awards.*

10.2	Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Devon’s Registration Statement on Form S-8, filed on June 7, 2017; File No. 333-218561).*

10.3

Employment Agreement, dated April 19, 2017, by and between Devon and Mr. Jeffrey L. Ritenour (incorporated by reference to Exhibit 10.1 to Devon’s Form 8-K, filed on April 20, 2017; File No. 001-32318).*

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