Form 10-Q
period 2017-09-30
DEVON ENERGY CORP/DE
filed 2017-11-01
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

On October 18, 2017, 525.5 million shares of common stock were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(Millions, except per share amounts)
Oil, gas and NGL sales	$1,245	$1,113	$3,760	$3,023
Oil, gas and NGL derivatives	(144)	79	214	(30)
Marketing and midstream revenues	2,055	1,690	5,992	4,503
Asset dispositions and other	—	1,351	10	1,351
Total revenues and other	3,156	4,233	9,976	8,847
Lease operating expenses	391	355	1,176	1,215
Marketing and midstream operating expenses	1,813	1,480	5,319	3,884
General and administrative expenses	153	141	498	482
Production and property taxes	71	67	227	220
Depreciation, depletion and amortization	400	394	1,162	1,420
Asset impairments	2	319	9	4,851
Restructuring and transaction costs	—	(5)	—	266
Other operating items	—	17	11	41
Total operating expenses	2,830	2,768	8,402	12,379
Operating income (loss)	326	1,465	1,574	(3,532)
Net financing costs	127	243	370	570
Other nonoperating items	(73)	44	(124)	150
Earnings (loss) before income taxes	272	1,178	1,328	(4,252)
Income tax expense (benefit)	25	171	51	(228)
Net earnings (loss)	247	1,007	1,277	(4,024)
Net earnings (loss) attributable to noncontrolling interests	19	14	59	(391)
Net earnings (loss) attributable to Devon	$228	$993	$1,218	$(3,633)
Net earnings (loss) per share attributable to Devon:
Basic	$0.43	$1.90	$2.32	$(7.22)
Diluted	$0.43	$1.89	$2.31	$(7.22)
Comprehensive earnings (loss):
Net earnings (loss)	$247	$1,007	$1,277	$(4,024)
Other comprehensive earnings, net of tax:
Foreign currency translation	1	2	1	28
Pension and postretirement plans	5	11	14	20
Other	—	—	(2)	—
Other comprehensive earnings, net of tax	6	13	13	48
Comprehensive earnings (loss)	253	1,020	1,290	(3,976)
Comprehensive earnings (loss) attributable to noncontrolling interests	19	14	59	(391)
Comprehensive earnings (loss) attributable to Devon	$234	$1,006	$1,231	$(3,585)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(Millions)
Cash flows from operating activities:
Net earnings (loss)	$247	$1,007	$1,277	$(4,024)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, depletion and amortization	400	394	1,162	1,420
Asset impairments	2	319	9	4,851
Gains and losses on asset sales	1	(1,351)	(6)	(1,351)
Deferred income tax expense (benefit)	(14)	86	(20)	(300)
Commodity derivatives	144	(79)	(214)	30
Cash settlements on commodity derivatives	24	12	43	15
Other derivatives and financial instruments	9	21	16	329
Cash settlements on other derivatives and financial instruments	—	3	—	(148)
Asset retirement obligation accretion	16	19	47	58
Share-based compensation	33	23	122	163
Other	(85)	127	(134)	(31)
Net change in working capital	7	137	94	208
Change in long-term other assets	2	(3)	12	10
Change in long-term other liabilities	(10)	12	12	7
Net cash from operating activities	776	727	2,420	1,237
Cash flows from investing activities:
Capital expenditures	(735)	(421)	(2,203)	(1,659)
Acquisitions of property, equipment and businesses	(6)	(3)	(39)	(1,641)
Proceeds from sale of investment	—	—	190	—
Divestitures of property and equipment	209	1,680	323	1,889
Other	(1)	34	(5)	7
Net cash from investing activities	(533)	1,290	(1,734)	(1,404)
Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	413	816	2,208	1,662
Repayments of long-term debt	(571)	(2,173)	(1,950)	(2,722)
Payment of installment payable	—	—	(250)	—
Net short-term debt repayments	—	—	—	(626)
Early retirement of debt	—	(82)	(6)	(82)
Issuance of common stock	—	—	—	1,469
Issuance of subsidiary units	414	59	486	835
Dividends paid on common stock	(30)	(32)	(95)	(190)
Contributions from noncontrolling interests	18	146	47	152
Distributions to noncontrolling interests	(84)	(77)	(247)	(224)
Shares exchanged for tax withholdings	(3)	(2)	(67)	(30)
Other	—	(1)	(2)	(7)
Net cash from financing activities	157	(1,346)	124	237
Effect of exchange rate changes on cash	12	(9)	12	5
Net change in cash and cash equivalents	412	662	822	75
Cash and cash equivalents at beginning of period	2,369	1,723	1,959	2,310
Cash and cash equivalents at end of period	$2,781	$2,385	$2,781	$2,385

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(Millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,781	$1,959
Accounts receivable	1,462	1,356
Assets held for sale	—	193
Other current assets	379	264
Total current assets	4,622	3,772
Property and equipment, at cost:
Oil and gas, based on full cost accounting:
Subject to amortization	78,470	75,648
Not subject to amortization	2,853	3,437
Total oil and gas	81,323	79,085
Midstream and other	11,097	10,455
Total property and equipment, at cost	92,420	89,540
Less accumulated depreciation, depletion and amortization	(75,338)	(73,350)
Property and equipment, net	17,082	16,190
Goodwill	3,964	3,964
Other long-term assets	1,891	1,987
Total assets	$27,559	$25,913
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$797	$642
Revenues and royalties payable	1,012	908
Short-term debt	20	—
Other current liabilities	1,003	1,066
Total current liabilities	2,832	2,616
Long-term debt	10,383	10,154
Asset retirement obligations	1,100	1,226
Other long-term liabilities	645	894
Deferred income taxes	665	648
Equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 525 million and 523 million shares in 2017 and 2016, respectively	53	52
Additional paid-in capital	7,207	7,237
Accumulated deficit	(428)	(1,646)
Accumulated other comprehensive earnings	297	284
Total stockholders’ equity attributable to Devon	7,129	5,927
Noncontrolling interests	4,805	4,448
Total equity	11,934	10,375
Total liabilities and equity	$27,559	$25,913

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Earnings	Stock	Interests	Equity
	(Unaudited)
	(Millions)
Nine Months Ended September 30, 2017
Balance as of December 31, 2016	523	$52	$7,237	$(1,646)	$284	$—	$4,448	$10,375
Net earnings	—	—	—	1,218	—	—	59	1,277
Other comprehensive earnings, net of tax	—	—	—	—	13	—	—	13
Restricted stock grants, net of cancellations	1	1	—	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(43)	—	(43)
Common stock retired	—	—	(43)	—	—	43	—	—
Common stock dividends	—	—	(95)	—	—	—	—	(95)
Share-based compensation	1	—	96	—	—	—	—	96
Subsidiary equity transactions	—	—	12	—	—	—	545	557
Distributions to noncontrolling interests	—	—	—	—	—	—	(247)	(247)
Balance as of September 30, 2017	525	$53	$7,207	$(428)	$297	$—	$4,805	$11,934
Nine Months Ended September 30, 2016
Balance as of December 31, 2015	418	$42	$4,996	$1,781	$230	$—	$3,940	$10,989
Net loss	—	—	—	(3,633)	—	—	(391)	(4,024)
Other comprehensive earnings, net of tax	—	—	—	—	48	—	—	48
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(23)	—	(23)
Common stock retired	—	—	(23)	—	—	23	—	—
Common stock dividends	—	—	(65)	(125)	—	—	—	(190)
Common stock issued	103	10	2,117	—	—	—	—	2,127
Share-based compensation	—	—	142	—	—	—	—	142
Subsidiary equity transactions	—	—	320	—	—	—	896	1,216
Distributions to noncontrolling interests	—	—	—	—	—	—	(224)	(224)
Balance as of September 30, 2016	524	$52	$7,487	$(1,977)	$278	$—	$4,221	$10,061

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2017 and 2016 and Devon’s financial position as of September 30, 2017.

Recently Adopted Accounting Standards

In January 2017, Devon adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Its objective is to simplify several aspects of the accounting for share-based payments, including income taxes when awards vest or are settled, statutory withholding and forfeitures. As the result of adoption, Devon made certain income tax presentation changes, most notably prospectively presenting excess tax benefits and deficiencies in the consolidated comprehensive statements of earnings and as operating cash flows in the consolidated statements of cash flows. Devon also retrospectively applied the new cash flow statement guidance dictating the presentation of shares exchanged for tax-withholding purposes as a financing activity. The adoption of the new guidance did not materially impact the consolidated financial statements for the nine months ended September 30, 2017 or previously reported financial information but could have a more material future impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill And Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2017, Devon elected to early adopt ASU 2017-04, and the adoption had no impact on the consolidated financial statements. Devon will perform future goodwill impairment tests according to ASU 2017-04.

Issued Accounting Standards Not Yet Adopted

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018, with early adoption permitted in 2017. Devon has not early adopted this ASU. The ASU is required to be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. Devon intends to use the cumulative effect transition method and does not anticipate this ASU will have a material impact on its balance sheet or related consolidated statements of earnings, equity or cash flows. However, Devon continues to evaluate the “gross versus net” presentation of certain revenues and associated expenses in its consolidated statements of earnings. Any presentation changes would have no impact on operating income, earnings or cash flows. Devon does not expect significant changes to its annual disclosures; however, Devon’s quarterly disclosures will expand upon adoption of this ASU. Devon has implemented a process to gather and provide the quarterly disclosures required by the ASU.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the lease requirements in Topic 840, Leases. Its objective is to increase transparency and comparability among organizations. This ASU provides guidance requiring lessees to recognize most leases on their balance sheet. Lessor accounting does not significantly change, except for some changes made to align with new revenue recognition requirements. This ASU is effective for Devon beginning January 1, 2019 and will be applied using a modified retrospective transition method, which requires applying the new guidance to leases that exist or are entered into after the beginning of the earliest period in the financial statements. Early adoption is permitted, but Devon does not plan to early adopt. Devon is in the process of evaluating contracts and gathering the necessary terms and data elements for purposes of determining the impact this ASU will have on its consolidated financial statements and related disclosures. Recently, the FASB issued Proposed Accounting Standards Update (ASU) No. 2017-290, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. This proposed ASU would permit an entity not to apply Topic 842 to land easements and rights-of-way that exist or expired before the effective date of Topic 842 and that were not previously assessed under Topic 840. An entity would continue to apply its current accounting policy for accounting for land easements that existed before the effective date of Topic 842. Once an entity adopts Topic 842, it would apply that Topic prospectively to all new (or modified) land easements and rights-of-way to determine whether the arrangement should be accounted for as a lease. For Devon, these contracts represent a relatively small percentage of the aggregate value of contracts being evaluated but represent a significant number of contracts.

Based on continuing research, Devon estimates a large number of contracts and data elements must be gathered and reviewed to ensure proper accounting of these contracts once this ASU is effective. Devon anticipates the adoption of this standard will significantly impact its consolidated financial statements, systems, processes and controls and is evaluating technology requirements and solutions needed to comply with the requirements of this ASU.

The FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU will require entities to present the service cost component of net periodic benefit cost in the same line item as other employee compensation costs and present the other components of net periodic benefit cost outside of operating income in the statement of earnings. Only the service cost component of net periodic benefit cost is eligible for capitalization. This ASU is effective for Devon beginning January 1, 2018, and presentation changes in the statement of earnings will be applied retrospectively, while service cost component capitalization will be applied prospectively. Upon adoption of this ASU, Devon will reclassify $7 million, $14 million and $16 million of non-service cost components of net periodic benefit costs for 2017, 2016 and 2015, respectively, as other nonoperating items. Such amounts are currently classified in Devon’s G&A. No other changes upon adopting this ASU are expected to be material.

2.	Acquisitions and Divestitures

Devon Acquisitions

In January 2016, Devon acquired approximately 80,000 net acres (unaudited) and assets in the STACK play for approximately $1.5 billion. Devon funded the acquisition with $849 million of cash, after adjustments, and $659 million of common equity shares. The purchase price allocation was approximately $1.3 billion to unproved properties and approximately $200 million to proved properties.

2017 Devon Asset Divestitures

In May 2017, Devon announced a program to divest approximately $1 billion of upstream assets. The non-core assets identified for monetization include select portions of the Barnett Shale focused primarily in and around Johnson County and other properties located principally within Devon’s U.S. resource base. Through September 30, 2017, Devon completed divestiture transactions totaling approximately $400 million, before purchase price adjustments. Estimated proved reserves associated with these assets were less than 1% of total U.S. proved reserves.

2016 Devon Asset Divestitures

In the second quarter of 2016, Devon divested non-core assets for approximately $200 million. Estimated proved reserves associated with these assets were less than 1% of total U.S. proved reserves.

In the third quarter of 2016, in several separate transactions with different purchasers, Devon divested non-core upstream assets located in east Texas, the Anadarko Basin and the Midland Basin for approximately $1.7 billion. Estimated proved reserves associated with these assets were approximately 146 MMBoe, or approximately 9% of total U.S. proved reserves.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Proceeds from the transactions were used primarily for debt repayment and to support capital investment in Devon’s core resource plays.

The divestiture transactions that closed in the third quarter of 2016 significantly altered the costs and reserves relationship of Devon’s U.S. cost center. Therefore, Devon recognized a $1.4 billion gain in the third quarter of 2016 associated with these divestitures. A summary of the gain computation follows.

Three Months Ended September 30, 2016
(Millions)
Proceeds received, net of purchase price adjustments and selling costs	$1,653
Asset retirement obligation assumed by purchasers	250
Total consideration received	1,903

Allocated oil and gas property basis sold	355
Allocated goodwill	197
Total assets sold	552

Gain on asset sales	$1,351

EnLink Acquisitions

In January 2016, EnLink acquired Anadarko Basin gathering and processing midstream assets, along with dedicated acreage service rights and service contracts, for approximately $1.4 billion. The purchase price allocation was $1.0 billion to intangible assets and approximately $400 million to property and equipment. EnLink funded the acquisition with approximately $215 million of General Partner common units and approximately $800 million of cash, primarily funded with the issuance of EnLink preferred units. The remaining $500 million of the purchase price was to be paid within one year with the option to defer $250 million of the final payment 24 months from the close date. The first installment payment of $250 million was paid in January 2017. The remaining $250 million payment is reported in other current liabilities in the accompanying consolidated balance sheets. The accretion of the discount is reported within net financing costs in the accompanying consolidated comprehensive statement of earnings.

In August 2016, EnLink formed a joint venture to operate and expand its midstream assets in the Delaware Basin. The joint venture is initially owned 50.1% by EnLink and 49.9% by the joint venture partner. EnLink contributed approximately $244 million of existing non-monetary assets to the joint venture and committed an additional $262 million in capital to fund potential future development projects and potential acquisitions. The joint venture partner committed an aggregate of approximately $400 million of capital, including initial cash contributions of approximately $138 million, and granted EnLink call rights beginning in 2021 to acquire increasing portions of the joint venture partner’s interest.

EnLink Asset Divestitures

During the first quarter of 2017, EnLink divested its ownership interest in Howard Energy Partners for approximately $190 million.

3.	Derivative Financial Instruments

Objectives and Strategies

Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon and EnLink periodically enter into derivative financial instruments with respect to a portion of their oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility and foreign exchange forward contracts to manage its exposure to fluctuations in the U.S. and Canadian dollar exchange rates. As of September 30, 2017, Devon did not have any open foreign exchange contracts.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels.

  Commodity Derivatives

As of September 30, 2017, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2017	82,167	$53.87	79,200	$45.51	$57.41
Q1-Q4 2018	22,792	$51.13	34,121	$45.71	$55.71
Q1-Q4 2019	1,356	$49.79	2,096	$44.10	$54.10

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2017	Midland Sweet	20,000	$(0.41)
Q4 2017	Western Canadian Select	87,304	$(14.57)
Q1-Q4 2018	Midland Sweet	23,000	$(1.02)
Q1-Q4 2018	Western Canadian Select	59,718	$(14.85)
Q1-Q4 2019	Midland Sweet	1,000	$(0.80)

As of September 30, 2017, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2017	331,196	$3.21	455,000	$3.03	$3.41
Q1-Q4 2018	261,888	$3.09	149,982	$2.99	$3.30
Q1-Q4 2019	6,164	$3.08	8,630	$2.92	$3.22

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2017	Panhandle Eastern Pipe Line	150,000	$(0.34)
Q4 2017	El Paso Natural Gas	80,000	$(0.13)
Q4 2017	Houston Ship Channel	35,000	$0.06
Q4 2017	Transco Zone 4	205,000	$0.03
Q1-Q4 2018	Panhandle Eastern Pipe Line	50,000	$(0.29)

As of September 30, 2017, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps		Price Collars
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2017	Propane	2,663	$31.98	1,000	$28.35	$30.45

          As of September 30, 2017, EnLink had the following open derivative positions associated with gas processing and fractionation. EnLink’s NGL positions settle by purity product against the average of the prompt month OPIS Mont Belvieu, Texas index.

Period	Product	Volume (Total)		Weighted Average Price Paid	Weighted Average Price Received
Q4 2017-Q3 2018	Propane	537	MBbls	Index	$0.66/gal
Q4 2017-Q3 2018	Normal Butane	344	MBbls	Index	$0.77/gal

Interest Rate Derivatives

As of September 30, 2017, Devon had the following open interest rate derivative positions:

Notional	Rate Received	Rate Paid	Expiration
(Millions)
$750	Three Month LIBOR	2.98%	December 2048 (1)
$100	1.76%	Three Month LIBOR	January 2019

(1)	Mandatory settlement in December 2018.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Commodity derivatives:
Oil, gas and NGL derivatives	$(144)	$79	$214	$(30)
Marketing and midstream revenues	(5)	(1)	3	(7)
Interest rate derivatives:
Other nonoperating items	(4)	(20)	(19)	(163)
Foreign currency derivatives:
Other nonoperating items	—	—	—	(159)
Net gains (losses) recognized	$(153)	$58	$198	$(359)

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	September 30, 2017	December 31, 2016
	(Millions)
Commodity derivative assets:
Other current assets	$39	$9
Other long-term assets	4	1
Interest rate derivative assets:
Other current assets	1	1
Total derivative assets	$44	$11
Commodity derivative liabilities:
Other current liabilities	$53	$187
Other long-term liabilities	7	16
Interest rate derivative liabilities:
Other current liabilities	1	—
Other long-term liabilities	61	41
Total derivative liabilities	$122	$244

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Share-Based Compensation

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

The following table presents the effects of share-based compensation included in Devon’s accompanying consolidated comprehensive statements of earnings. Gross G&A expense for the first nine months of 2017 and 2016 includes $28 million and $18 million, respectively, of unit-based compensation related to grants made under EnLink’s long-term incentive plans.

The vesting for certain share-based awards was accelerated in 2016 in conjunction with the reduction of workforce described in Note 6. For the nine months ended September 30, 2016, approximately $60 million of associated expense for these accelerated awards is included in restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

	Nine Months Ended September 30,
	2017	2016
	(Millions)
Gross G&A for share-based compensation	$141	$117
Share-based compensation expense capitalized pursuant to the full cost method of accounting for oil and gas properties	$31	$30
Related income tax benefit	$3	$3

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first nine months of 2017. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/16	6,407	$34.40	585	$37.60	2,604		$46.66
Granted	2,691	$44.87	223	$44.85	1,010		$52.58
Vested	(2,321)	$39.51	(233)	$41.27	(832)		$78.19
Forfeited	(252)	$36.06	—	$—	(24)		$40.70
Unvested at 9/30/17	6,525	$36.83	575	$38.92	2,758	(1)	$41.21

(1)	A maximum of 5.5 million common shares could be awarded based upon Devon’s final TSR ranking relative to Devon’s peer group established under applicable award agreements.

The following table presents the assumptions related to the performance share units granted in 2017, as indicated in the previous summary table.

	2017
Grant-date fair value	$51.05	—	$53.12
Risk-free interest rate	1.50%
Volatility factor	45.8%
Contractual term (years)	2.89

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2017.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost (millions)	$160	$6	$35
Weighted average period for recognition (years)	2.5	1.8	2.0

EnLink Share-Based Awards

In March 2017, the General Partner and EnLink issued restricted incentive units as bonus payments to officers and certain employees. The combined grant fair value was $10 million, and the total cost was recognized in the first quarter of 2017 due to the awards vesting immediately.

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with the General Partner’s and EnLink’s unvested restricted incentive units and performance units as of September 30, 2017.

	General Partner		EnLink
	Restricted	Performance	Restricted	Performance
	Incentive Units	Units	Incentive Units	Units
Unrecognized compensation cost (millions)	$14	$6	$15	$6
Weighted average period for recognition (years)	1.8	2.0	1.7	1.9

5.	Asset Impairments

The following table presents the components of asset impairments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
U.S. oil and gas assets	$—	$317	$—	$2,810
Canada oil and gas assets	—	—	—	1,166
EnLink goodwill	—	—	—	873
Other assets	2	2	9	2
Total asset impairments	$2	$319	$9	$4,851

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

The oil and gas impairments in 2016 resulted from declines in the U.S. and Canada full cost ceilings. The lower ceiling values resulted primarily from significant decreases in the 12-month average trailing prices for oil, bitumen, gas and NGLs, which significantly reduced proved reserves values and, to a lesser degree, proved reserves.

EnLink Goodwill Impairments

In the first quarter of 2016, EnLink recognized goodwill impairments. See Note 12 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.Restructuring and Transaction Costs

The following table summarizes restructuring and transaction costs presented in the accompanying consolidated comprehensive statement of earnings.

	September 30, 2016
	Three Months Ended	Nine Months Ended
	(Millions)
2016 reduction in workforce:
Employee related costs	$(7)	$229
Lease obligations	—	17
Asset impairments	—	3
Transaction costs	2	17
Restructuring and transaction costs	$(5)	$266

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
	(Millions)
Balance as of December 31, 2016	$48	$62	$110
Changes due to 2016 workforce reductions	(25)	(2)	(27)
Changes related to prior years' restructurings	(3)	(24)	(27)
Balance as of September 30, 2017	$20	$36	$56
Balance as of December 31, 2015	$13	$63	$76
Changes due to 2016 workforce reductions	58	13	71
Changes related to prior years' restructurings	5	(8)	(3)
Balance as of September 30, 2016	$76	$68	$144

Reduction in Workforce

In the first nine months of 2016, Devon recognized $229 million in employee-related costs associated with a reduction in workforce. Of these employee-related costs, approximately $60 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, approximately $30 million resulted from estimated settlements of defined retirement benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Current income tax expense	$39	$85	$71	$72
Deferred income tax expense (benefit)	(14)	86	(20)	(300)
Total income tax expense (benefit)	$25	$171	$51	$(228)

U.S. statutory income tax rate	35%	35%	35%	35%
Deferred tax asset valuation allowance	(9%)	(35%)	(25%)	(20%)
Non-deductible goodwill impairments	0%	6%	0%	(9%)
Change in unrecognized tax benefits	3%	7%	1%	(2%)
Taxation on Canadian operations	(1%)	0%	0%	(3%)
State income taxes	0%	2%	0%	1%
Other	(19%)	0%	(7%)	3%
Effective income tax rate	9%	15%	4%	5%

Devon estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

Throughout 2016 and through the first nine months of 2017, Devon continued to maintain a 100% valuation allowance against its U.S. deferred tax assets resulting from prior year cumulative financial losses largely due to full cost impairments. Furthermore, a partial allowance continues to be held against certain Canadian segment deferred tax assets.

Devon provided an additional $796 million to the U.S. segment valuation allowance in the first nine months of 2016 based on the financial loss recorded during the period. Also, during the third quarter of 2016, Devon’s Canadian segment recorded a $71 million partial valuation allowance. Devon reduced its U.S. segment valuation allowance by $348 million in the first nine months of 2017 based on the financial income recorded during the period.

Also in the table above, the “other” effect is primarily composed of permanent differences for which dollar amounts do not increase or decrease in relation to the change in pre-tax earnings. Generally, such items have an insignificant impact on our effective income tax rate. However, these items have a more noticeable impact to our rate in the third quarter of 2017 due to lower relative earnings during the period. During the third quarter of 2017, “other” is primarily related to the taxation of foreign earnings and other financing items.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions, except per share amounts)
Net earnings (loss):
Net earnings (loss) attributable to Devon	$228	$993	$1,218	$(3,633)
Attributable to participating securities	(2)	(11)	(13)	(1)
Basic and diluted earnings (loss)	$226	$982	$1,205	$(3,634)
Common shares:
Common shares outstanding - total	526	524	525	509
Attributable to participating securities	(6)	(6)	(6)	(6)
Common shares outstanding - basic	520	518	519	503
Dilutive effect of potential common shares issuable	3	3	3	—
Common shares outstanding - diluted	523	521	522	503
Net earnings (loss) per share attributable to Devon:
Basic	$0.43	$1.90	$2.32	$(7.22)
Diluted	$0.43	$1.89	$2.31	$(7.22)
Antidilutive options (1)	2	3	2	3

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings (loss) per share calculations because the options are antidilutive.

9.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Foreign currency translation:
Beginning accumulated foreign currency translation	$456	$450	$456	$424
Change in cumulative translation adjustment	17	(1)	31	52
Income tax benefit (expense)	(16)	3	(30)	(24)
Ending accumulated foreign currency translation	457	452	457	452
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(163)	(185)	(172)	(194)
Recognition of net actuarial loss and prior service cost in earnings (1)	5	7	14	20
Income tax benefit	—	4	—	—
Ending accumulated pension and postretirement benefits	(158)	(174)	(158)	(174)
Other	(2)	—	(2)	—
Accumulated other comprehensive earnings, net of tax	$297	$278	$297	$278

(1)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of G&A on the accompanying consolidated comprehensive statements of earnings. See Note 16 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Net change in working capital accounts, net of assets and liabilities assumed:
Accounts receivable	$(215)	$81	$(85)	$87
Income taxes receivable	—	6	8	107
Other current assets	12	98	(43)	242
Accounts payable	48	(34)	98	(185)
Revenues and royalties payable	63	40	92	34
Other current liabilities	99	(54)	24	(77)
Net change in working capital	$7	$137	$94	$208
Interest paid (net of capitalized interest)	$49	$113	$285	$402
Income taxes paid (received)	$—	$(7)	$(1)	$(130)

Devon’s acquisition of certain STACK assets during the first three months of 2016 included the noncash issuance of Devon common stock. See Note 2 for additional details.

EnLink’s acquisition of Anadarko Basin gathering and processing midstream assets during the first quarter of 2016 included the noncash issuance of General Partner common units. Additionally, EnLink’s formation of a joint venture during the third quarter of 2016 included non-monetary asset contributions. See Note 2 for additional details.

11.	Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2017	December 31, 2016
	(Millions)
Oil, gas and NGL sales	$528	$487
Joint interest billings	111	110
Marketing and midstream revenues	792	708
Other	44	69
Gross accounts receivable	1,475	1,374
Allowance for doubtful accounts	(13)	(18)
Net accounts receivable	$1,462	$1,356

12.	Goodwill and Other Intangible Assets

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Intangible Assets

The following table presents other intangible assets reported in other long-term assets in the accompanying consolidated balance sheets.

	September 30, 2017	December 31, 2016
	(Millions)
Customer relationships	$1,796	$1,796
Accumulated amortization	(202)	(172)
Net intangibles	$1,594	$1,624

The weighted-average amortization period for other intangible assets is 15 years. Amortization expense for intangibles was $37 million and $29 million for the three months ended September 30, 2017 and 2016, respectively, and $96 million and $87 million for the nine months ended September 30, 2017 and 2016, respectively. The remaining amortization expense is estimated to be $123 million for each of the next five years.

13.	Other Current Liabilities

Components of other current liabilities include the following:

	September 30, 2017	December 31, 2016
	(Millions)
Installment payment - see Note 2	$243	$249
Accrued interest payable	204	130
Income taxes payable	197	32
Derivative liabilities	54	187
Restructuring liabilities	20	48
Other	285	420
Other current liabilities	$1,003	$1,066

14.	Debt and Related Expenses

A summary of debt is as follows:

	September 30, 2017	December 31, 2016
	(Millions)
Devon debt:
Debentures and notes	$6,933	$6,933
Net discount on debentures and notes	(30)	(30)
Debt issuance costs	(41)	(44)
Total Devon debt	6,862	6,859
EnLink debt:
Credit facilities	74	148
Debentures and notes	3,500	3,163
Net premium (discount) on debentures and notes	(6)	9
Debt issuance costs	(27)	(25)
Total EnLink debt	3,541	3,295
Total debt	10,403	10,154
Less amount classified as short-term debt (1)	20	—
Total long-term debt	$10,383	$10,154

(1)	Short-term debt as of September 30, 2017 consists of $20 million of 8.25% senior notes due July 1, 2018.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of September 30, 2017, Devon had $59 million in outstanding letters of credit under the Senior Credit Facility. There were no outstanding borrowings under the Senior Credit Facility at September 30, 2017. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as full cost ceiling impairments or goodwill impairments. As of September 30, 2017, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 18.9%.

Retirement of Senior Notes

In the third quarter of 2016, Devon completed tender offers to repurchase $1.2 billion of debt securities, using proceeds from the asset divestitures discussed in Note 2. Devon recognized a loss on early retirement of debt, primarily consisting of $82 million in cash retirement costs and other fees. These costs, along with other minimal noncash charges associated with retiring the debt, are included in net financing costs in the consolidated comprehensive statements of earnings.

EnLink Debt

All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

EnLink has a $1.5 billion unsecured revolving credit facility. As of September 30, 2017, there were $9 million in outstanding letters of credit and no outstanding borrowings under the $1.5 billion credit facility. The General Partner has a $250 million secured revolving credit facility. As of September 30, 2017, the General Partner had $74 million in outstanding borrowings at an average rate of 3.2%. EnLink and the General Partner were in compliance with all financial covenants in their respective credit facilities as of September 30, 2017.

In the second quarter of 2017, EnLink issued $500 million of 5.45% unsecured senior notes due in 2047. The proceeds were used to repay outstanding borrowings under its revolving credit facility and for general partnership purposes. Additionally, in the second quarter of 2017, EnLink redeemed its $163 million 7.125% senior unsecured notes due in 2022. EnLink redeemed the notes at 103.6% of the principal amount, plus accrued unpaid interest, for aggregate cash consideration of $174 million, which resulted in a gain on extinguishment of debt of $9 million during the second quarter of 2017. The gain is included in net financing costs in the consolidated comprehensive statement of earnings.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Devon net financing costs:
Interest based on debt outstanding	$97	$120	$292	$376
Early retirement of debt	—	84	—	84
Capitalized interest	(19)	(16)	(53)	(47)
Other	(1)	7	(3)	18
Total Devon net financing costs	77	195	236	431
EnLink net financing costs:
Interest based on debt outstanding	43	37	125	105
Interest accretion on deferred installment payment	7	13	20	39
Early retirement of debt	—	—	(9)	—
Other	—	(2)	(2)	(5)
Total EnLink net financing costs	50	48	134	139
Total net financing costs	$127	$243	$370	$570

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.     Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2017	2016
	(Millions)
Asset retirement obligations as of beginning of period	$1,272	$1,414
Liabilities incurred and assumed through acquisitions	30	18
Liabilities settled and divested	(53)	(310)
Revision of estimated obligation	(184)	70
Accretion expense on discounted obligation	47	58
Foreign currency translation adjustment	29	26
Asset retirement obligations as of end of period	1,141	1,276
Less current portion	41	46
Asset retirement obligations, long-term	$1,100	$1,230

          During the first quarter of 2017, Devon reduced its estimated asset retirement obligations by $184 million primarily due to changes in the assumed inflation rate and retirement dates for its oil and gas assets.

During the first nine months of 2016, Devon reduced its asset retirement obligation by $285 million for those obligations that were assumed by purchasers of certain upstream U.S. assets. See Note 2 for additional details.

16.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(Millions)
Service cost	$4	$3	$12	$12	$—	$—	$—	$—
Interest cost	11	9	32	32	—	—	—	—
Expected return on plan assets	(14)	(14)	(41)	(40)	—	—	—	—
Amortization of prior service cost (1)	—	1	1	2	—	—	(1)	(1)
Net actuarial loss (1)	5	6	14	19	—	—	—	—
Net periodic benefit cost (2)	$6	$5	$18	$25	$—	$—	$(1)	$(1)

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.

(2)    Net periodic benefit cost is a component of G&A in the accompanying consolidated comprehensive statements of earnings.

17.	Stockholders’ Equity

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

The table below summarizes the dividends Devon paid on its common stock.

	Amounts	Rate
	(Millions)	(Per Share)
Quarter Ended 2017:
First quarter 2017	$32	$0.06
Second quarter 2017	33	$0.06
Third quarter 2017	30	$0.06
Total year-to-date	$95
Quarter Ended 2016:
First quarter 2016	$125	$0.24
Second quarter 2016	33	$0.06
Third quarter 2016	32	$0.06
Total year-to-date	$190

In response to the depressed commodity price environment, Devon reduced its quarterly dividend to $0.06 per share in the second quarter of 2016.

18.	Noncontrolling Interests

Subsidiary Equity Transactions

EnLink has the ability to sell common units through its “at the market” equity offering programs. In the third quarter of 2017, EnLink entered into additional equity distribution agreements to sell up to $600 million in common units through its programs. Future common units that EnLink issues will be issued under the new equity distribution agreement. During the first nine months of 2017, EnLink issued and sold 5 million common units through its programs and generated $92 million in net proceeds.

In September 2017, EnLink issued 400,000 preferred units through an underwritten public offering for net proceeds of approximately $394 million.

During the first nine months of 2016, EnLink issued and sold 7 million common units for net proceeds of $110 million. In conjunction with its acquisition of Anadarko Basin gathering and processing midstream assets during the first quarter of 2016, EnLink issued preferred units as discussed in Note 2.

As of September 30, 2017, Devon’s ownership interest in EnLink was 23%, excluding the interest held by the General Partner. Devon’s controlling ownership interest in the General Partner as of September 30, 2017 was 64%. The net gains and losses and related income taxes resulting from these transactions have been recorded as an adjustment to equity, with the change in ownership reflected as an adjustment to noncontrolling interests.

Distributions to Noncontrolling Interests

EnLink and the General Partner distributed $247 million and $224 million to non-Devon unitholders during the first nine months of 2017 and 2016, respectively.

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. None of the items below are measured using Level 3 inputs. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at September 30, 2017 and December 31, 2016. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, the fair values of oil and gas assets, goodwill and other intangible assets and related impairments are measured as of the impairment date using Level 3 inputs. More information on these items is provided in Note 5 and Note 12, respectively.

			Fair Value
			Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
	(Millions)
September 30, 2017 assets (liabilities):
Cash equivalents	$1,510	$1,510	$1,431	$79
Commodity derivatives	$43	$43	$—	$43
Commodity derivatives	$(60)	$(60)	$—	$(60)
Interest rate derivatives	$1	$1	$—	$1
Interest rate derivatives	$(62)	$(62)	$—	$(62)
Debt	$(10,403)	$(11,480)	$—	$(11,480)
Installment payment	$(243)	$(244)	$—	$(244)
Capital lease obligations	$(4)	$(4)	$—	$(4)

December 31, 2016 assets (liabilities):
Cash equivalents	$1,542	$1,542	$1,298	$244
Commodity derivatives	$10	$10	$—	$10
Commodity derivatives	$(203)	$(203)	$—	$(203)
Interest rate derivatives	$1	$1	$—	$1
Interest rate derivatives	$(41)	$(41)	$—	$(41)
Debt	$(10,154)	$(10,760)	$—	$(10,760)
Installment payment	$(473)	$(477)	$—	$(477)
Capital lease obligations	$(7)	$(6)	$—	$(6)

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

Debt – Devon’s debt instruments do not actively trade in an established market. The fair values of its debt are estimated based on rates available for debt with similar terms and maturity. The fair value of the credit facility balance is the carrying value.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	EnLink	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2017:
Revenues from external customers	$1,575	$358	$1,223	$—	$3,156
Asset dispositions and other	$1	$—	$(1)	$—	$—
Intersegment revenues	$—	$—	$174	$(174)	$—
Depreciation, depletion and amortization	$195	$63	$142	$—	$400
Interest expense	$82	$17	$49	$(15)	$133
Asset impairments	$—	$—	$2	$—	$2
Earnings before income taxes	$167	$85	$20	$—	$272
Income tax expense	$(5)	$28	$2	$—	$25
Net earnings	$172	$57	$18	$—	$247
Net earnings attributable to noncontrolling interests	$—	$—	$19	$—	$19
Net earnings (loss) attributable to Devon	$172	$57	$(1)	$—	$228
Capital expenditures, including acquisitions	$560	$103	$170	$—	$833
Three Months Ended September 30, 2016:
Revenues from external customers	$1,653	$305	$924	$—	$2,882
Asset dispositions and other	$1,351	$—	$—	$—	$1,351
Intersegment revenues	$—	$—	$180	$(180)	$—
Depreciation, depletion and amortization	$196	$72	$126	$—	$394
Interest expense	$185	$34	$49	$(23)	$245
Asset impairments	$317	$2	$—	$—	$319
Restructuring and transaction costs	$(10)	$5	$—	$—	$(5)
Earnings before income taxes	$1,122	$37	$19	$—	$1,178
Income tax expense	$5	$159	$7	$—	$171
Net earnings (loss)	$1,117	$(122)	$12	$—	$1,007
Net earnings attributable to noncontrolling interests	$—	$—	$14	$—	$14
Net earnings (loss) attributable to Devon	$1,117	$(122)	$(2)	$—	$993
Capital expenditures, including acquisitions	$277	$48	$132	$—	$457
Nine Months Ended September 30, 2017:
Revenues from external customers	$5,547	$951	$3,468	$—	$9,966
Asset dispositions and other	$11	$—	$(1)	$—	$10
Intersegment revenues	$—	$—	$515	$(515)	$—
Depreciation, depletion and amortization	$556	$199	$407	$—	$1,162
Interest expense	$243	$48	$133	$(42)	$382
Asset impairments	$—	$—	$9	$—	$9
Earnings before income taxes	$1,133	$126	$69	$—	$1,328
Income tax expense	$—	$42	$9	$—	$51
Net earnings	$1,133	$84	$60	$—	$1,277
Net earnings attributable to noncontrolling interests	$—	$—	$59	$—	$59
Net earnings attributable to Devon	$1,133	$84	$1	$—	$1,218
Property and equipment, net	$7,726	$2,787	$6,569	$—	$17,082
Total assets	$13,302	$3,761	$10,548	$(52)	$27,559
Capital expenditures, including acquisitions	$1,460	$275	$636	$—	$2,371
Nine Months Ended September 30, 2016:
Revenues from external customers	$4,320	$688	$2,488	$—	$7,496
Asset dispositions and other	$1,351	$—	$—	$—	$1,351
Intersegment revenues	$—	$—	$539	$(539)	$—
Depreciation, depletion and amortization	$763	$284	$373	$—	$1,420
Interest expense	$400	$101	$140	$(66)	$575
Asset impairments	$2,810	$1,168	$873	$—	$4,851
Restructuring and transaction costs	$245	$15	$6	$—	$266
Loss before income taxes	$(2,040)	$(1,359)	$(853)	$—	$(4,252)
Income tax expense (benefit)	$(6)	$(223)	$1	$—	$(228)
Net loss	$(2,034)	$(1,136)	$(854)	$—	$(4,024)
Net earnings (loss) attributable to noncontrolling interests	$1	$—	$(392)	$—	$(391)
Net loss attributable to Devon	$(2,035)	$(1,136)	$(462)	$—	$(3,633)
Property and equipment, net	$7,196	$2,778	$6,195	$—	$16,169
Total assets	$12,317	$4,355	$10,197	$(56)	$26,813
Capital expenditures, including acquisitions	$2,454	$158	$816	$—	$3,428

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three-month and nine-month periods ended September 30, 2017 compared to the three-month and nine-month periods ended September 30, 2016 and in our financial condition and liquidity since December 31, 2016. For information regarding our critical accounting policies and estimates, see our 2016 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2017 Results

Key components of our financial performance are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30, (3)
	2017	2016	Change	2017	2016	Change
	(Millions, except per share amounts)
Net earnings (loss) attributable to Devon	$228	$993	- 77%	$1,218	$(3,633)	N/M
Net earnings (loss) per diluted share attributable to Devon	$0.43	$1.89	- 77%	$2.31	$(7.22)	N/M
Core earnings (loss) attributable to Devon (1)	$242	$47	+415%	$636	$(169)	N/M
Core earnings (loss) per diluted share attributable to Devon (1)	$0.46	$0.09	+411%	$1.20	$(0.34)	N/M
Retained production (MBoe/d)	527	550	- 4%	542	578	- 6%
Total production (MBoe/d)	527	577	- 9%	542	635	- 15%
Realized price per Boe (2)	$25.67	$20.98	+22%	$25.41	$17.37	+46%
Operating cash flow	$776	$727	+7%	$2,420	$1,237	+96%
Capital expenditures, including acquisitions	$833	$457	+82%	$2,371	$3,428	- 31%
Shareholder and noncontrolling interests distributions	$114	$109	+5%	$342	$414	- 17%
Cash and cash equivalents				$2,781	$2,385	+17%
Total debt				$10,403	$11,354	- 8%

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

During the first nine months of 2017, we generated solid operating results with our three-fold strategy of operating in North America’s best resource plays, delivering superior execution and maintaining a high degree of financial strength. Led by our development in the STACK, we continued to improve our 90-day initial production rates. With investments in proprietary data tools, predictive analytics and artificial intelligence, we are delivering industry-leading, initial-rate well productivity performance and improving the performance of our established wells. Even though our 2017 production volumes have declined from 2016 due to reduced capital investment, we estimate our highest-margin U.S. oil production from retained assets will exit 2017 at levels approximately 20% higher than year-end 2016.

Compared to 2016, commodity prices increased significantly and were the primary driver for improvements in Devon’s operating margins, earnings and cash flow during the first nine months of 2017. We exited the third quarter of 2017 with liquidity comprised of $2.8 billion of cash and $2.9 billion of available credit under our Senior Credit Facility. We have no significant debt maturities until 2021. At September 30, 2017, we also had approximately 65% of our remaining 2017 forecasted oil production hedged at an average floor price of $50/Bbl and approximately 66% of our remaining 2017 forecasted natural gas production hedged at an average floor price of $3.10/MMBtu. We are building our 2018 and 2019 hedge positions at similar prices.

We expect to further enhance our financial strength with our announced $1 billion asset divestiture program. The planned divestitures include select portions of the Barnett Shale focused primarily in and around Johnson County and other properties located principally within Devon’s U.S. resource base. Through September 30, 2017, we have closed non-core divestitures totaling approximately $400 million under this program.

We recently unveiled our “2020 Vision,” which is a strategic plan through the end of the decade intended to deliver top-tier returns on invested capital, while delivering sustainable, long-term growth for our business. We plan to attain leading returns with our 2020 Vision by pursing the following objectives:

1.	Disciplined capital allocation that builds scale in the STACK and Delaware Basin.
2.	Maximize returns by growing higher-value liquids production and lowering operating expenses with a technology focus across all areas of the business.
3.	Further high-grade portfolio with monetization of several billion dollars of assets.
4.	Reduce debt balances.
5.	Return cash to shareholders.

Results of Operations

Oil, Gas and NGL Production

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Oil (MBbls/d)
Barnett Shale	1	1	- 13%	1	1	- 22%
Delaware Basin	31	31	+0%	31	35	- 12%
Eagle Ford	30	33	- 10%	38	44	- 15%
Heavy Oil	18	22	- 15%	18	23	- 22%
Rockies Oil	12	11	+9%	13	14	- 9%
STACK	27	21	+31%	24	18	+34%
Other	11	11	+ 4%	10	12	- 17%
Retained assets	130	130	+0%	135	147	- 8%
Divested assets	—	6	N/M	—	13	N/M
Total	130	136	- 5%	135	160	- 16%
Bitumen (MBbls/d)
Heavy Oil	103	115	- 11%	109	105	+4%
Gas (MMcf/d)
Barnett Shale	672	730	- 8%	677	752	- 10%
Delaware Basin	90	92	- 3%	91	92	- 0%
Eagle Ford	88	85	+4%	101	111	- 9%
Heavy Oil	16	18	- 11%	17	20	- 14%
Rockies Oil	11	19	- 39%	14	27	- 47%
STACK	313	292	+7%	300	296	+1%
Other	11	13	- 16%	12	14	- 16%
Retained assets	1,201	1,249	- 4%	1,212	1,312	- 8%
Divested assets	—	75	N/M	—	165	N/M
Total	1,201	1,324	- 9%	1,212	1,477	- 18%
NGLs (MBbls/d)
Barnett Shale	36	44	- 18%	40	45	- 10%
Delaware Basin	11	12	- 14%	10	12	- 19%
Eagle Ford	12	13	- 8%	13	18	- 29%
Rockies Oil	1	1	+9%	1	1	- 2%
STACK	32	23	+37%	30	28	+7%
Other	2	3	- 10%	2	3	- 13%
Retained assets	94	96	- 2%	96	107	- 10%
Divested assets	—	8	N/M	—	17	N/M
Total	94	104	- 10%	96	124	- 22%
Combined (MBoe/d)
Barnett Shale	148	166	- 11%	154	171	- 10%
Delaware Basin	57	59	- 3%	56	62	- 11%
Eagle Ford	57	61	- 7%	67	81	- 17%
Heavy Oil	124	140	- 11%	130	132	- 1%
Rockies Oil	16	16	+0%	17	20	- 17%
STACK	111	92	+20%	104	95	+9%
Other	14	16	- 8%	14	17	- 17%
Retained assets	527	550	- 4%	542	578	- 6%
Divested assets	—	27	N/M	—	57	N/M
Total	527	577	- 9%	542	635	- 15%

Oil, Gas and NGL Pricing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 (1)	2016 (1)	Change	2017 (1)	2016 (1)	Change
Oil (per Bbl)
U.S.	$47.12	$42.51	+11%	$47.84	$36.89	+30%
Canada	$35.02	$27.46	+28%	$32.77	$22.26	+47%
Total	$45.41	$40.12	+13%	$45.83	$34.78	+32%
Bitumen (per Bbl)
Canada	$31.75	$23.00	+38%	$28.49	$17.77	+60%
Gas (per Mcf)
U.S.	$2.45	$2.24	+10%	$2.54	$1.70	+50%
NGLs (per Bbl)
U.S.	$15.15	$9.80	+55%	$14.62	$8.84	+65%
Combined (per Boe)
U.S.	$23.85	$20.26	+18%	$24.44	$17.16	+42%
Canada	$31.59	$23.23	+36%	$28.50	$18.15	+57%
Total	$25.67	$20.98	+22%	$25.41	$17.37	+46%

(1)	Prices presented exclude any effects of oil, gas and NGL derivatives.

Commodity Sales

The volume and price changes in the tables above caused the following changes to our commodity sales between the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	Oil	Bitumen	Gas	NGLs	Total
	(Millions)
2016 sales	$502	$244	$273	$94	$1,113
Change due to volumes	(23)	(26)	(25)	(9)	(83)
Change due to prices	63	83	23	46	215
2017 sales	$542	$301	$271	$131	$1,245

	Nine Months Ended September 30,
	Oil	Bitumen	Gas	NGLs	Total

	(Millions)
2016 sales	$1,523	$512	$688	$300	$3,023
Change due to volumes	(243)	16	(125)	(68)	(420)
Change due to prices	407	319	279	152	1,157
2017 sales	$1,687	$847	$842	$384	$3,760

Commodity sales increased in the third quarter and the first nine months of 2017 due to price increases for all commodities. The increase in oil and bitumen sales resulted from a higher average WTI crude oil index price. Additionally, our bitumen sales benefited from tighter heavy oil differentials. The increases in gas and NGL sales were due to higher North American regional index prices upon which our gas sales are based and higher NGL prices at the Mont Belvieu, Texas hub.

The increases in sales due to the favorable movement in commodity prices was partially offset by a decline in production volumes. In 2016, we significantly reduced our drilling and completion capital programs in response to depressed commodity prices. Consequently, production from our retained U.S. assets, other than STACK, steadily declined throughout 2016 and into 2017. Our 2016 asset divestiture program also caused our volumes to decline significantly in the third and fourth quarters of 2016. Additionally, Hurricane Harvey negatively impacted our third quarter 2017 production in the Eagle Ford as we temporarily suspended operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Cash settlements:
Oil derivatives	$11	$20	$29	$(41)
Gas derivatives	13	(4)	14	47
NGL derivatives	—	—	—	(2)
Total cash settlements	24	16	43	4
Gains (losses) on fair value changes:
Oil derivatives	(157)	23	72	(7)
Gas derivatives	(7)	35	101	(26)
NGL derivatives	(4)	5	(2)	(1)
Total gains (losses) on fair value changes	(168)	63	171	(34)
Oil, gas and NGL derivatives	$(144)	$79	$214	$(30)

	Three Months Ended September 30, 2017
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$45.41	$31.75	$2.45	$15.15	$25.67
Cash settlements of hedges	0.96	—	0.12	(0.03)	0.52
Realized price, including cash settlements	$46.37	$31.75	$2.57	$15.12	$26.19

	Three Months Ended September 30, 2016
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$40.12	$23.00	$2.24	$9.80	$20.98
Cash settlements of hedges	1.56	—	(0.04)	0.10	0.32
Realized price, including cash settlements	$41.68	$23.00	$2.20	$9.90	$21.30

	Nine Months Ended September 30, 2017
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$45.83	$28.49	$2.54	$14.62	$25.41
Cash settlements of hedges	0.80	—	0.05	(0.02)	0.29
Realized price, including cash settlements	$46.63	$28.49	$2.59	$14.60	$25.70

	Nine Months Ended September 30, 2016
	Oil	Bitumen	Gas	NGLs	Boe
	(Per Bbl)	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Boe)
Realized price without hedges	$34.78	$17.77	$1.70	$8.84	$17.37
Cash settlements of hedges	(0.94)	—	0.12	(0.06)	0.02
Realized price, including cash settlements	$33.84	$17.77	$1.82	$8.78	$17.39

Cash settlements as presented in the tables above represent realized gains or losses related to various commodity derivatives. In addition to cash settlements, we also recognize fair value changes on our oil, gas and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationships between contract prices and the associated forward curves. Including the cash settlements discussed above, our oil, gas and NGL derivatives incurred a net loss in the third quarter of 2017 and generated a net gain in the third quarter of 2016. Including the cash settlements discussed above, our oil, gas and NGL derivatives generated a net gain during the first nine months of 2017 and incurred a net loss during the first nine months of 2016.

Marketing and Midstream Revenues and Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Millions)
Operating revenues	$2,055	$1,690	+22%	$5,992	$4,503	+33%
Product purchases	(1,721)	(1,391)	+24%	(5,043)	(3,618)	+39%
Operations and maintenance expenses	(92)	(89)	+3%	(276)	(266)	+4%
Operating profit	$242	$210	+15%	$673	$619	+9%

Devon loss	$(11)	$(18)	+39%	$(47)	$(37)	-27%
EnLink profit	253	228	+11%	720	656	+10%
Total profit	$242	$210	+15%	$673	$619	+9%

The overall increase in marketing and midstream operating margin during the third quarter and the first nine months of 2017 was primarily due to an increase in EnLink’s throughput volumes related to gas processing and transmission activities, offset by a decline in margins on Devon’s downstream marketing commitments. Devon is actively engaged in optimization activities to improve margins to help offset the costs of downstream commitments; however, we expect those commitments to negatively impact our margins throughout 2017.

Asset Dispositions and Other

          In conjunction with the non-core upstream asset divestitures, we recognized a gain during the third quarter of 2016. For further discussion, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Lease Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Millions, except per Boe amounts)
LOE:
U.S.	$256	$248	+3%	$761	$886	- 14%
Canada	135	107	+26%	415	329	+26%
Total	$391	$355	+10%	$1,176	$1,215	- 3%
LOE per Boe:
U.S.	$6.89	$6.17	+12%	$6.76	$6.42	+5%
Canada	$11.81	$8.31	+42%	$11.70	$9.13	+28%
Total	$8.05	$6.69	+20%	$7.95	$6.98	+14%

Total LOE and LOE per Boe increased during the third quarter of 2017 primarily due to higher transportation of $38 million resulting from tolls on Canada’s Access Pipeline of $27 million, which commenced in the fourth quarter of 2016 subsequent to the sale of our interest in the pipeline, and continued development of the STACK.

Total LOE decreased during the first nine months of 2017 primarily due to our non-core U.S. property divestitures during 2016 and continued well optimization and cost reduction initiatives across our portfolio which have offset industry inflation. These initiatives have been primarily focused on reducing costs associated with water disposal, power and fuel, compression and workovers. These cost savings and non-core divestitures impact were partially offset by Access Pipeline transportation tolls of $87 million during the first nine months of 2017, which was the primary driver of the increase in total LOE per Boe.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Millions)
Gross G&A	$196	$184	+7%	$623	$642	- 3%
Capitalized G&A	(55)	(54)	+3%	(170)	(183)	- 7%
Reimbursed G&A	(19)	(19)	+1%	(53)	(66)	- 20%
Devon Net G&A	122	111	+10%	400	393	+2%
EnLink Net G&A	31	30	+2%	98	89	+10%
Net G&A	$153	$141	+8%	$498	$482	+3%

Gross G&A increased during the third quarter of 2017 due to an increase in costs related to automation and process improvement initiatives and decreased the first nine months of 2017 largely due to lower Devon employee costs resulting from our 2016 workforce reduction and other cost reduction initiatives. During the first nine months of 2017, reimbursed G&A decreased primarily due to the divestitures of operated properties in 2016. EnLink net G&A increased during the third quarter and for the first nine months of 2017 primarily due to higher employee compensation costs.

Production and Property Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Millions)
Production taxes	$40	$39	+3%	$131	$110	+19%
Property and other taxes	20	19	+2%	62	79	- 21%
Devon production and property taxes	60	58	+4%	193	189	+2%
EnLink property taxes	11	9	+24%	34	31	+7%
Production and property taxes	$71	$67	+5%	$227	$220	+3%
Percentage of oil, gas and NGL sales:
Production taxes	3.2%	3.5%	- 8%	3.5%	3.6%	- 4%
Property and other taxes	2.5%	2.6%	- 3%	2.6%	3.7%	- 30%
Total	5.7%	6.1%	- 6%	6.1%	7.3%	- 17%

Production taxes increased during each period in 2017 on an absolute dollar basis primarily due to an increase in our U.S. revenues, on which the majority of our production taxes are assessed.

During the first nine months of 2017, property and other taxes decreased primarily as a result of lower property value assessments from the local taxing authorities across our key operating areas and as a result of our non-core oil and gas property divestitures during 2016. Property taxes do not always change in direct correlation with the change in oil, gas and NGL sales and are generally determined based on the valuation of the underlying assets.

Depreciation, Depletion and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Millions, except per Boe amounts)
DD&A:
Oil and gas properties	$232	$239	- 3%	$675	$930	- 27%
Other assets	26	29	- 9%	80	117	- 31%
Devon DD&A	258	268	- 4%	755	1,047	- 28%
EnLink DD&A	142	126	+13%	407	373	+9%
Total DD&A	$400	$394	+2%	$1,162	$1,420	- 18%
DD&A per Boe:
Oil and gas properties	$4.78	$4.51	+6%	$4.56	$5.35	- 15%

DD&A from our oil and gas properties decreased in the third quarter primarily due to lower production and decreased during the first nine months of 2017 largely due to lower DD&A rates, resulting from the oil and gas asset impairments and non-core U.S. divestures in 2016. DD&A from our other assets decreased due to the divestiture of Access Pipeline in the fourth quarter of 2016.

EnLink’s DD&A increased primarily due to acquisitions made during 2016 and gathering system expansions in 2017.

Asset Impairments

During the third quarter and the first nine months of 2016, we recognized asset impairments totaling $319 million and $4.9 billion, respectively. For further discussion, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Restructuring and Transaction Costs

During the first nine months of 2016, we recognized restructuring costs of $249 million as a result of a reduction in workforce driven by our cost reduction initiatives and divestiture of non-core properties.

During the first nine months of 2016, we recognized transaction costs of $17 million, primarily associated with the closing of the acquisitions discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Net Financing Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Millions)
Devon net financing costs:
Interest based on debt outstanding	$97	$120	- 19%	$292	$376	- 22%
Early retirement of debt	—	84	N/M	—	84	N/M
Capitalized interest	(19)	(16)	+21%	(53)	(47)	+12%
Other	(1)	7	- 114%	(3)	18	- 117%
Total Devon net financing costs	77	195	- 60%	236	431	- 45%
EnLink net financing costs:
Interest based on debt outstanding	43	37	+16%	125	105	+19%
Interest accretion on deferred installment payment	7	13	- 46%	20	39	- 49%
Early retirement of debt	—	—	N/M	(9)	—	N/M
Other	—	(2)	N/M	(2)	(5)	- 60%
Total EnLink net financing costs	50	48	+2%	134	139	- 3%
Total net financing costs	$127	$243	- 48%	$370	$570	- 35%

Devon’s net financing costs decreased during the third quarter and the first nine months of 2017 primarily due to the 2016 repayment of $2.5 billion in borrowings, including scheduled maturities and early retirements funded with asset divestiture proceeds.

EnLink’s interest on debt outstanding increased during the third quarter and the first nine months of 2017 due to increased borrowings. In the first nine months of 2017, EnLink recognized a gain on extinguishment of debt as disclosed in Note 14 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Current income tax expense	$39	$85	$71	$72
Deferred income tax expense (benefit)	(14)	86	(20)	(300)
Total income tax expense (benefit)	$25	$171	$51	$(228)
Effective income tax rate	9%	15%	4%	5%

We continue to expect low current income tax rates in the U.S. segment based on our continuing net operating loss position. For further discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the nine months ended September 30, 2017 and 2016.

	Devon		EnLink		Consolidated
	2017	2016	2017	2016	2017	2016
	(Millions)
Operating cash flow	$1,892	$724	$528	$513	$2,420	$1,237
Divestitures of property and equipment	321	1,884	2	5	323	1,889
Issuance of common stock	—	1,469	—	—	—	1,469
Proceeds from sale of investment	—	—	190	—	190	—
Capital expenditures	(1,541)	(1,235)	(662)	(424)	(2,203)	(1,659)
Acquisitions of property, equipment and businesses	(39)	(849)	—	(792)	(39)	(1,641)
Debt activity, net	—	(1,946)	252	178	252	(1,768)
Payment of installment payable	—	—	(250)	—	(250)	—
Shareholder and noncontrolling interests distributions	(95)	(190)	(247)	(224)	(342)	(414)
EnLink and General Partner distributions	199	199	(199)	(199)	—	—
Issuance of subsidiary units	—	—	486	835	486	835
Effect of exchange rate and other	(45)	(23)	30	150	(15)	127
Net change in cash and cash equivalents	$692	$33	$130	$42	$822	$75
Cash and cash equivalents at end of period	$2,639	$2,325	$142	$60	$2,781	$2,385

Operating Cash Flow

Net cash provided by operating activities increased 96% primarily due to significantly higher commodity prices as compared to the first nine months of 2016.

Our consolidated operating cash flow funded 100% of our capital expenditures during the first nine months of 2017. In 2016, leveraging our liquidity, we also used cash balances and proceeds from our common stock offering and non-core asset divestitures to fund our acquisitions and capital expenditures.

Divestitures of Property and Equipment

During the first nine months of 2017, as part of our announced divestiture program, we sold non-core U.S. assets for approximately $320 million, net of customary purchase price adjustments. During the first nine months of 2016, we divested certain non-core upstream assets in the U.S. for approximately $1.9 billion. For further discussion, see Note 2 in “Part 1. Financial Information – Item 1. Financial Statements” in this report.

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

Capital Expenditures and Acquisitions of Property, Equipment and Businesses

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Nine Months Ended September 30,
	2017	2016
	(Millions)
Oil and gas	$1,480	$1,212
Corporate and other	61	23
Devon capital expenditures	1,541	1,235
EnLink capital expenditures	662	424
Total capital expenditures	$2,203	$1,659
Devon acquisitions	39	849
EnLink acquisitions	—	792
Total acquisitions	$39	$1,641

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

Capital expenditures for midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. Midstream capital expenditures are largely impacted by oil and gas development activities.

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

Debt Activity, Net

During the first nine months of 2017, consolidated net debt borrowings increased $252 million. In May 2017, EnLink issued $500 million of 5.45% senior notes due in 2047 to repay outstanding borrowings under its revolving credit facility and for general partnership purposes. In June 2017, EnLink redeemed its 7.125% senior unsecured notes due in 2022 for aggregate cash consideration of $174 million. Additionally, EnLink reduced its credit facility borrowings $74 million during the first nine months of 2017.

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

Shareholder and Noncontrolling Interests Distributions

The following table summarizes our common stock dividends during the first nine months of 2017 and 2016. In the second quarter of 2016, we decreased our quarterly cash dividend rate to $0.06 per share.

	Amounts	Rate
	(Millions)	(Per Share)
Quarter Ended 2017:
First quarter 2017	$32	$0.06
Second quarter 2017	33	$0.06
Third quarter 2017	30	$0.06
Total year-to-date	$95
Quarter Ended 2016:
First quarter 2016	$125	$0.24
Second quarter 2016	33	$0.06
Third quarter 2016	32	$0.06
Total year-to-date	$190

EnLink and the General Partner distributed $247 million and $224 million to non-Devon unitholders during the first nine months of 2017 and 2016, respectively.

EnLink and General Partner Distributions

Devon received $199 million in distributions from EnLink and the General Partner during the first nine months of 2017 and 2016.

Issuance of Subsidiary Units

During the first nine months of 2017, EnLink issued and sold 5 million common units through its “at the market” programs and generated $92 million in net proceeds. In September 2017, EnLink issued preferred units in an underwritten public offering generating net proceeds of approximately $394 million.

In January 2016, as part of its acquisition of Anadarko Basin gathering and processing midstream assets, EnLink issued 50 million preferred units in a private placement generating cash proceeds of approximately $725 million. General Partner common units were also issued as consideration in the transaction. Additionally, during the first nine months of 2016, EnLink issued and sold 7 million common units for net proceeds of $110 million through its “at the market” programs.

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

Operating Cash Flow

Our operating cash flow is sensitive to many variables, the most volatile of which are the prices of the oil, bitumen, gas and NGLs we produce and sell. Our consolidated operating cash flow increased approximately $1.2 billion in the first nine months of 2017 compared to the first nine months of 2016 largely due to increases in commodity prices. We expect operating cash flow to continue to be a key source of liquidity as we adjust our capital program to invest within our operating cash flow. Furthermore, proceeds from non-core asset divestitures will provide additional liquidity as needed.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We target hedging approximately 50% of our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. For additional information on our derivative positions in place at September 30, 2017, see Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property and Equipment

          In May 2017, we announced a program to divest approximately $1 billion of upstream assets. These non-core assets identified for monetization include select portions of the Barnett Shale focused primarily in and around Johnson County and other properties located principally within Devon’s U.S. resource base. Through September 30, 2017, Devon completed divestiture transactions totaling approximately $400 million, before purchase price adjustments. The most significant asset remaining in this program is select Barnett Shale leasehold. Data rooms for the Barnett properties opened in September 2017 and initial bids are expected during the fourth quarter of 2017.

Capital Expenditures

Excluding EnLink, our 2017 capital expenditures are expected to range from $2.4 billion to $2.5 billion, including $2.0 billion to $2.1 billion for our exploration and development capital program. Our capital expenditures excluding EnLink were $1.7 billion in the first nine months of 2017 and are forecasted to range from $0.7 billion to $0.8 billion in the fourth quarter of 2017.

Credit Availability

We have a $3.0 billion Senior Credit Facility. As of September 30, 2017, we had approximately $2.9 billion available under this facility, net of $59 million in outstanding letters of credit, and were in compliance with the facility’s financial covenant. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2017, there were no borrowings under our commercial paper program.

EnLink Liquidity

EnLink has a $1.5 billion unsecured revolving credit facility. The General Partner has a $250 million secured revolving credit facility. As of September 30, 2017, there were $9 million in outstanding letters of credit and no outstanding borrowings under the $1.5 billion credit facility and $74 million in outstanding borrowings under the $250 million credit facility. All of EnLink’s and the General Partner’s debt is non-recourse to Devon.

In January 2017, EnLink paid the first $250 million installment payment related to the 2016 Anadarko Basin gathering and processing midstream assets acquisition. The remaining $250 million installment payment is payable by January 2018.

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

There are no “rating triggers” in any of our or EnLink’s contractual debt obligations that would accelerate scheduled maturities should a debt rating fall below a specified level. However, these downgrades could adversely impact our and EnLink’s interest rate on any credit facility borrowings and the ability to economically access debt markets in the future.

Critical Accounting Estimates

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2017, we continued to have a 100% valuation allowance against the U.S. deferred tax assets that largely resulted from prior year cumulative financial losses primarily due to full cost impairments. Further, we continue to record a partial valuation allowance against certain Canadian deferred tax assets.

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

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2017 Results” in this Item 2. that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for the third quarter and first nine months of 2017 relate to changes in derivatives and financial instrument fair values and foreign currency, gains and losses on asset sales, noncash asset impairments, gains associated with early retirement of debt and deferred tax asset valuation allowance. Amounts excluded for the third quarter and first nine months of 2016 relate to changes in derivatives and financial instrument fair values and foreign currency, noncash asset impairments (including an impairment of goodwill), restructuring and transaction costs, gains on asset sales, costs associated with the early retirement of debt and deferred tax asset valuation allowance. We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings (loss) and core earnings (loss) per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before tax	After tax	After Noncontrolling Interests	Per Share	Before tax	After tax	After Noncontrolling Interests	Per Share
	(Millions, except per share amounts)
2017
Earnings attributable to Devon (GAAP)	$272	$247	$228	$0.43	$1,328	$1,277	$1,218	$2.31
Adjustments:
Fair value changes in financial instruments and foreign currency	106	40	39	0.08	(292)	(233)	(232)	(0.44)
Gains and losses on asset sales	1	1	—	—	(6)	(4)	(4)	(0.01)
Asset impairments	2	1	1	—	9	7	4	0.01
Early retirement of debt	—	—	—	—	(9)	(7)	(4)	(0.01)
Deferred tax asset valuation allowance	—	(26)	(26)	(0.05)	—	(346)	(346)	(0.66)
Core earnings attributable to Devon (Non-GAAP)	$381	$263	$242	$0.46	$1,030	$694	$636	$1.20
2016
Earnings (loss) attributable to Devon (GAAP)	$1,178	$1,007	$993	$1.89	$(4,252)	$(4,024)	$(3,633)	$(7.22)
Adjustments:
Fair value changes in financial instruments and foreign currency	(16)	(3)	(3)	(0.01)	201	91	86	0.17
Asset impairments	319	202	202	0.38	4,851	3,492	3,076	6.12
Restructuring and transaction costs	(5)	(3)	(3)	(0.01)	266	171	169	0.33
Gains on asset sales	(1,351)	(787)	(787)	(1.48)	(1,351)	(787)	(787)	(1.56)
Early retirement of debt	84	53	53	0.10	84	53	53	0.11
Deferred tax asset valuation allowance	—	(408)	(408)	(0.78)	—	867	867	1.71
Core earnings (loss) attributable to Devon (Non-GAAP)	$209	$61	$47	$0.09	$(201)	$(137)	$(169)	$(0.34)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2017, we have commodity derivatives that pertain to a portion of our production for the last three months of 2017, as well as 2018 and 2019. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2017, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by approximately $170 million.

Interest Rate Risk

As of September 30, 2017, we had total debt of $10.4 billion. Of this amount, $10.3 billion bears fixed interest rates averaging 5.3%, and $74 million is comprised of floating rate debt with interest rates averaging 3.2%.

As of September 30, 2017, we had open interest rate swap positions that are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair values of our interest rate swaps are largely determined by estimates of the forward curves of the 3-month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at September 30, 2017.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our September 30, 2017 balance sheet.

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

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2017 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 - July 31	48,112	$32.08
August 1 - August 31	16,504	$31.69
September 1 - September 30	1,108	$31.81
Total	65,724	$31.97

(1)	Share repurchases represent shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

Under the Devon Plan, eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 10,400 shares of our common stock in the third quarter of 2017, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Similarly, eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the third quarter of 2017, there were approximately 4,200 shares purchased by Canadian employees.

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

DEVON ENERGY CORPORATION

Date: November 1, 2017	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer