Form 10-Q
period 2018-06-30
DEVON ENERGY CORP/DE
filed 2018-08-01
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

On July 18, 2018, 508.8 million shares of common stock were outstanding.

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

“General Partner” means EnLink Midstream, LLC, the indirect general partner of EnLink, and, unless the context otherwise indicates, EnLink Midstream Manager, LLC, the managing member of EnLink Midstream, LLC.

“Inside FERC” refers to the publication Inside FERC’s Gas Market Report.

“LIBOR” means London Interbank Offered Rate.

“LOE” means lease operating expenses.

“MBbls” means thousand barrels.

“MBoe” means thousand Boe.

“Mcf” means thousand cubic feet.

“MMBtu” means million Btu.

“MMcf” means million cubic feet.

“M&M operations” means marketing revenues minus marketing expenses.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Upstream revenues	$1,069	$1,332	$2,388	$2,873
Marketing revenues	1,180	833	2,059	1,692
Total revenues	2,249	2,165	4,447	4,565
Production expenses	572	455	1,115	912
Exploration expenses	68	57	101	152
Marketing expenses	1,160	849	2,033	1,728
Depreciation, depletion and amortization	420	369	819	769
Asset impairments	154	—	154	—
Asset dispositions	23	(22)	11	(30)
General and administrative expenses	153	181	352	376
Financing costs, net	62	77	449	160
Restructuring and transaction costs	94	—	94	—
Other expenses	24	(8)	45	(22)
Total expenses	2,730	1,958	5,173	4,045
Earnings (loss) from continuing operations before income taxes	(481)	207	(726)	520
Income tax benefit	(7)	(5)	(41)	—
Net earnings (loss) from continuing operations	(474)	212	(685)	520
Net earnings from discontinued operations, net of income tax expense	139	33	197	42
Net earnings (loss)	(335)	245	(488)	562
Net earnings attributable to noncontrolling interests	90	26	134	40
Net earnings (loss) attributable to Devon	$(425)	$219	$(622)	$522
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$(0.92)	$0.40	$(1.33)	$0.99
Basic earnings from discontinued operations per share	0.09	0.01	0.13	—
Basic net earnings (loss) per share	$(0.83)	$0.41	$(1.20)	$0.99
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$(0.92)	$0.40	$(1.33)	$0.99
Diluted earnings from discontinued operations per share	0.09	0.01	0.13	—
Diluted net earnings (loss) per share	$(0.83)	$0.41	$(1.20)	$0.99
Comprehensive earnings (loss):
Net earnings (loss)	$(335)	$245	$(488)	$562
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	(34)	28	(82)	36
Pension and postretirement plans	3	4	7	9
Other comprehensive earnings (loss), net of tax	(31)	32	(75)	45
Comprehensive earnings (loss)	(366)	277	(563)	607
Comprehensive earnings attributable to noncontrolling interests	90	26	134	40
Comprehensive earnings (loss) attributable to Devon	$(456)	$251	$(697)	$567

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(335)	$245	$(488)	$562
Adjustments to reconcile net earnings to net cash from operating activities:
Earnings from discontinued operations, net of tax	(139)	(33)	(197)	(42)
Depreciation, depletion and amortization	420	369	819	769
Asset impairments	154	—	154	—
Leasehold impairments	53	22	61	64
Accretion on discounted liabilities	15	15	31	32
Total (gains) losses on commodity derivatives	497	(126)	538	(358)
Cash settlements on commodity derivatives	(131)	11	(120)	19
(Gains) losses on asset dispositions	23	(22)	11	(30)
Deferred income tax expense (benefit)	20	(17)	(18)	(32)
Share-based compensation	58	45	96	81
Early retirement of debt	—	—	312	—
Total (gains) losses on foreign exchange	31	(49)	81	(64)
Settlements of intercompany foreign denominated assets/liabilities	(244)	1	(243)	10
Other	(20)	23	(50)	11
Changes in assets and liabilities, net	(133)	102	(108)	133
Net cash from operating activities - continuing operations	269	586	879	1,155
Cash flows from investing activities:
Capital expenditures	(602)	(434)	(1,253)	(831)
Acquisitions of property and equipment	(10)	(13)	(16)	(33)
Divestitures of property and equipment	560	75	607	107
Net cash from investing activities - continuing operations	(52)	(372)	(662)	(757)
Cash flows from financing activities:
Repayments of long-term debt principal	—	—	(807)	—
Early retirement of debt	—	—	(304)	—
Repurchases of common stock	(428)	—	(499)	—
Dividends paid on common stock	(42)	(33)	(74)	(65)
Shares exchanged for tax withholdings	(6)	(3)	(44)	(56)
Net cash from financing activities - continuing operations	(476)	(36)	(1,728)	(121)
Effect of exchange rate changes on cash:
Settlements of intercompany foreign denominated assets/liabilities	244	(1)	243	(10)
Other	(17)	9	(31)	10
Total effect of exchange rate changes on cash - continuing operations	227	8	212	—
Net change in cash, cash equivalents and restricted cash of continuing operations	(32)	186	(1,299)	277
Cash flows from discontinued operations:
Operating activities	236	151	430	328
Investing activities	(222)	(215)	(402)	(284)
Financing activities	73	128	112	89
Net change in cash, cash equivalents and restricted cash of discontinued operations	87	64	140	133
Net change in cash, cash equivalents and restricted cash	55	250	(1,159)	410
Cash, cash equivalents and restricted cash at beginning of period	1,470	2,119	2,684	1,959
Cash, cash equivalents and restricted cash at end of period	$1,525	$2,369	$1,525	$2,369

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,460	$2,358	$1,460	$2,358
Restricted cash included in other current assets	28	—	28	—
Cash and cash equivalents included in current assets held for sale	37	11	37	11
Total cash, cash equivalents and restricted cash	$1,525	$2,369	$1,525	$2,369

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,460	$2,642
Accounts receivable	1,141	989
Current assets held for sale	10,764	760
Other current assets	455	400
Total current assets	13,820	4,791
Oil and gas property and equipment, based on successful efforts accounting, net	12,957	13,318
Other property and equipment, net	1,164	1,266
Total property and equipment, net	14,121	14,584
Goodwill	841	841
Other long-term assets	377	296
Long-term assets held for sale	—	9,729
Total assets	$29,159	$30,241
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$771	$633
Revenues and royalties payable	959	748
Short-term debt	277	115
Current liabilities held for sale	5,291	991
Other current liabilities	1,079	828
Total current liabilities	8,377	3,315
Long-term debt	5,790	6,749
Asset retirement obligations	1,088	1,099
Other long-term liabilities	624	549
Long-term liabilities held for sale	—	3,936
Deferred income taxes	432	489
Equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 515 million and 525 million shares in 2018 and 2017, respectively	51	53
Additional paid-in capital	6,888	7,333
Retained earnings	6	702
Accumulated other comprehensive earnings	1,091	1,166
Treasury stock, at cost, 0.5 million shares in 2018	(22)	—
Total stockholders’ equity attributable to Devon	8,014	9,254
Noncontrolling interests	4,834	4,850
Total equity	12,848	14,104
Total liabilities and equity	$29,159	$30,241

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Earnings	Stock	Interests	Equity
	(Unaudited)
Six Months Ended June 30, 2018
Balance as of December 31, 2017	525	$53	$7,333	$702	$1,166	$—	$4,850	$14,104
Net earnings (loss)	—	—	—	(622)	—	—	134	(488)
Other comprehensive loss, net of tax	—	—	—	—	(75)	—	—	(75)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	(1)	—	—	—	(555)	—	(556)
Common stock retired	(14)	(1)	(532)	—	—	533	—	—
Common stock dividends	—	—	—	(74)	—	—	—	(74)
Share-based compensation	1	—	89	—	—	—	—	89
Subsidiary equity transactions	—	—	(2)	—	—	—	69	67
Distributions to noncontrolling interests	—	—	—	—	—	—	(219)	(219)
Balance as of June 30, 2018	515	$51	$6,888	$6	$1,091	$(22)	$4,834	$12,848
Six Months Ended June 30, 2017
Balance as of December 31, 2016	523	$52	$7,237	$(69)	$1,054	$—	$4,448	$12,722
Net earnings	—	—	—	522	—	—	40	562
Other comprehensive earnings, net of tax	—	—	—	—	45	—	—	45
Restricted stock grants, net of cancellations	2	1	—	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(41)	—	(41)
Common stock retired	—	—	(41)	—	—	41	—	—
Common stock dividends	—	—	—	(65)	—	—	—	(65)
Share-based compensation	1	—	69	—	—	—	—	69
Subsidiary equity transactions	—	—	11	—	—	—	106	117
Distributions to noncontrolling interests	—	—	—	—	—	—	(163)	(163)
Balance as of June 30, 2017	526	$53	$7,276	$388	$1,099	$—	$4,431	$13,247

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

The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2018 and 2017 and Devon’s financial position as of June 30, 2018. As further discussed in Note 3, during the second quarter of 2018, Devon announced the sale of its interests in the General Partner and EnLink, which closed on July 18, 2018. Activity relating to the General Partner and EnLink have now been classified as discontinued operations within Devon’s consolidated comprehensive statements of earnings and consolidated statements of cash flows. The associated assets and liabilities of EnLink and the General Partner are presented as assets and liabilities held for sale on the consolidated balance sheets.

Recently Adopted Accounting Standards

In January 2018, Devon adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method. See Note 2 for further discussion regarding Devon’s adoption of the revenue recognition standard.

In January 2018, Devon adopted ASU 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same line item as other employee compensation costs. Only the service cost component of net periodic benefit cost is eligible for capitalization. As a result of the adoption of this ASU, consolidated statement of earnings presentation changes were applied retrospectively, while service cost component capitalization was applied prospectively.

In January 2018, Devon adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires an entity to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. As a result of the adoption of this ASU, Devon made changes to the statement of cash flows to include the required presentation and reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents retrospectively. Other than presentation, adoption of this ASU did not have a material impact on Devon’s consolidated statement of cash flows.

Issued Accounting Standards Not Yet Adopted

The FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the lease requirements in Topic 840, Leases. Its objective is to increase transparency and comparability among organizations. This ASU provides guidance requiring lessees to recognize most leases on their balance sheet. Lessor accounting does not significantly change, except for some changes made to align with new revenue recognition requirements. This ASU is effective for Devon beginning January 1, 2019. Early adoption is permitted, but Devon does not plan to early adopt. Currently the guidance would be applied using a modified retrospective transition method, which requires applying the new guidance to leases that exist or are entered into after the beginning of the earliest period in the financial statements. However, the FASB recently issued Proposed ASU No. 2018-200, Leases (Topic 842), Targeted Improvements which would allow entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. The proposed ASU will allow entities to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The FASB issued ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. This ASU would permit an entity not to apply Topic 842 to land easements and rights-of-way that exist or expired before the effective date of Topic 842 and that were not previously assessed under Topic 840. An entity would

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

continue to apply its current accounting policy for accounting for land easements that existed before the effective date of Topic 842. Once an entity adopts Topic 842, it would apply that Topic prospectively to all new (or modified) land easements and rights-of-way to determine whether the arrangement should be accounted for as a lease. For Devon, these easement and right-of-way contracts represent a relatively small percentage of the aggregate value of contracts being evaluated but represent a significant number of contracts.

Devon has determined its portfolio of leased assets and is reviewing all related contracts to determine the impact the adoption will have on its consolidated financial statements and related disclosures. Devon anticipates the adoption of this standard will significantly impact its consolidated financial statements, systems, processes and controls. Devon is in the process of designing processes and controls and has implemented a technology solution needed to comply with the requirements of this ASU. While Devon cannot currently estimate the quantitative effect that ASU 2016-02 will have on its consolidated financial statements, the adoption will increase asset and liability balances on the consolidated balance sheets due to the required recognition of right-of-use assets and corresponding lease liabilities.

The FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU will expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities. The guidance also eliminates the requirement to separately measure and report hedge ineffectiveness. This ASU only applies to entities that elect hedge accounting, which Devon has not for derivative financial instruments. This ASU is effective for annual and interim periods beginning January 1, 2019, with early adoption permitted in 2018. The ASU is required to be adopted using a cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. Devon is currently evaluating the provisions of this ASU and assessing the impact it may have on its consolidated financial statements if hedge accounting were elected by Devon in the future.

The FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This ASU allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Legislation. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and allows for early adoption in any interim period after issuance of the update. Devon is currently assessing the impact this ASU will have on its consolidated financial statements.

2.	Revenue Recognition

Impact of ASC 606 Adoption

In January 2018, Devon adopted ASC 606 – Revenue from Contracts with Customers (ASC 606) using the modified retrospective method and has applied the standard to all existing contracts. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services.

The impact of adoption in the current period results is as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase/ (Decrease)	Under ASC 606	Under ASC 605	Increase/ (Decrease)
Upstream revenues	$1,069	$1,004	$65	$2,388	$2,261	$127
Marketing revenues	1,180	1,180	—	2,059	2,059	—
Total impacted revenues	$2,249	$2,184	$65	$4,447	$4,320	$127

Production expenses	$572	$507	$65	$1,115	$988	$127
Marketing expenses	1,160	1,160	—	2,033	2,033	—
Total impacted expenses	$1,732	$1,667	$65	$3,148	$3,021	$127

Loss from continuing operations before income taxes	$(481)	$(481)	$—	$(726)	$(726)	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Changes to upstream revenues and production expenses are due to the conclusion that Devon represents the principal and controls a promised product before transferring it to the ultimate third party customer in accordance with the control model in ASC 606. This is a change from previous conclusions reached for these agreements utilizing the principal versus agent indicators under ASC 605 where the assessment was focused on Devon passing title and not control to the processing entity and Devon ultimately receiving a net price from the third-party end customer. As a result, Devon has changed the presentation of revenues and expenses for these agreements. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party customers through the marketing process. Gathering, processing and transportation expenses related to these agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities, are now presented as production expenses.

Upstream Revenues

Upstream revenues include the sale of oil, gas and NGL production. Oil, gas and NGL sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, control has transferred and collectability of the revenue is probable. Devon’s performance obligations are satisfied at a point in time. This occurs when control is transferred to the purchaser upon delivery of contract specified production volumes at a specified point. The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced, if required, by calendar month based on volumes at contractually based rates with payment typically received within 30 days of the end of the production month. Taxes assessed by governmental authorities on oil, gas and NGL sales are presented separately from such revenues in the accompanying consolidated comprehensive statements of earnings.

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

In certain natural gas processing agreements, Devon may elect to take residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. Through the marketing process, the product is delivered to the ultimate third-party purchaser at a contractually agreed-upon delivery point, and Devon receives a specified index price from the purchaser. In this scenario, revenue is recognized when control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering, processing and compression fees attributable to the gas processing contract, as well as any transportation fees incurred to deliver the product to the purchaser, are presented as gathering, processing and transportation expense as a component of production expenses in the consolidated comprehensive statement of earnings.

Oil sales

Devon’s oil sales contracts are generally structured in one of two ways. First, production is sold at the wellhead at an agreed-upon index price, net of pricing differentials. In this scenario, revenue is recognized when control transfers to the purchaser at the wellhead at the net price received. Alternatively, production is delivered to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title and risk of loss of the product. Under this arrangement, a third party is paid to transport the product and Devon receives a specified index price from the purchaser with no transportation deduction. In this scenario, revenue is recognized when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The third-party costs are recorded as gathering, processing and transportation expense as a component of production expenses in the consolidated comprehensive statement of earnings.

Marketing Revenues

Marketing revenues are generated primarily as a result of Devon selling commodities purchased from third parties. Marketing revenues are recognized when performance obligations are satisfied. This occurs at the time contract specified products are sold to third parties at a contractually fixed or determinable price, delivery occurs at a specified point or performance has occurred, control has transferred and collectability of the revenue is probable. The transaction price used to recognize revenue and invoice customers is based on a contractually stated fee or on a third party published index price plus or minus a known differential. Devon typically

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

receives payment for invoiced amounts within 30 days. Marketing revenues and expenses attributable to oil, gas and NGL purchases are reported on a gross basis when Devon takes control of the products and has risks and rewards of ownership.

Satisfaction of Performance Obligations and Revenue Recognitions

Since Devon has a right to consideration from its customers in amounts that correspond directly to the value that the customer receives from the performance completed on each contract, Devon applies the practical expedient in ASC 606 that allows recognition of revenue in the amount to which there is a right to invoice and prevents the need to estimate a transaction price for each contract and allocating that transaction price to the performance obligations within each contract. Devon recognizes revenue for sales at the time the natural gas, NGLs or crude oil are delivered at a fixed or determinable price.

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

Contract Balances

Cash received relating to future performance obligations are deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered material as of June 30, 2018. Devon’s product sales and marketing contracts do not give rise to contract assets under ASC 606.

Disaggregation of Revenue

Revenue from oil, gas and NGL sales and marketing revenues represent revenue from contracts with customers. The following table presents revenue from contracts with customers that are disaggregated based on the type of good. The difference between revenue from external customers in Note 22 and the totals listed below represents the net impact from commodity derivatives.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Revenues from contracts with customers:
Oil	$808	$313	$1,121	$1,485	$543	$2,028
Gas	207	—	207	462	—	462
NGL	238	—	238	436	—	436
Oil, gas and NGL sales	1,253	313	1,566	2,383	543	2,926

Oil	766	24	790	1,297	41	1,338
Gas	160	—	160	315	—	315
NGL	230	—	230	406	—	406
Total marketing revenues	1,156	24	1,180	2,018	41	2,059

Total revenues from contracts with customers	$2,409	$337	$2,746	$4,401	$584	$4,985

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	Divestitures

During the second quarter of 2018, Devon sold a portion of its Barnett Shale assets, primarily located in Johnson County for $553 million ($481 million after customary purchase price adjustments). Estimated proved reserves associated with these assets are approximately 10% of total proved reserves. The transaction resulted in an adjustment to Devon’s capitalized costs with no gain recognized in the consolidated statement of earnings. In conjunction with the divestiture, Devon settled certain gas processing contracts and recognized an approximately $40 million settlement expense, which is included in asset dispositions within the consolidated statement of earnings.

In June 2018, Devon announced the sale of its aggregate ownership interests in EnLink and the General Partner for approximately $3.1 billion. The proceeds from the sale will be utilized to increase Devon’s share repurchase program to $4.0 billion, which is discussed further in Note 18. Devon completed the sale of its interests in EnLink and the General Partner in July 2018 and expects to recognize a gain of approximately $2.5 billion in the third quarter. Additional information on these discontinued operations can be found in Note 19.

4.	Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility and foreign exchange forward contracts to manage its exposure to fluctuations in the U.S. and Canadian dollar exchange rates. As of June 30, 2018, Devon did not have any open foreign exchange contracts.

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

Commodity Derivatives

As of June 30, 2018, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2018	89,300	$57.96	100,200	$52.23	$62.83
Q1-Q4 2019	50,130	$58.95	65,790	$52.60	$62.60

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Oil Basis Swaps			Oil Basis Collars
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Differential to WTI ($/Bbl)	Weighted Average Ceiling Differential to WTI ($/Bbl)
Q3-Q4 2018	Midland Sweet	23,000	$(1.02)	—	$—	$—
Q3-Q4 2018	Argus LLS	12,000	$3.95	—	$—	$—
Q3-Q4 2018	Argus MEH	15,832	$2.82	—	$—	$—
Q3-Q4 2018	NYMEX Roll	19,989	$0.60	—	$—	$—
Q3-Q4 2018	Western Canadian Select	64,859	$(14.91)	1,663	$(15.50)	$(13.93)
Q1-Q4 2019	Midland Sweet	28,000	$(0.46)	—	$—	$—
Q1-Q4 2019	Argus LLS	1,000	$4.60	—	$—	$—
Q1-Q4 2019	Argus MEH	16,000	$2.84	—	$—	$—
Q1-Q4 2019	NYMEX Roll	22,000	$0.53	—	$—	$—
Q1-Q4 2020	NYMEX Roll	22,000	$0.32	—	$—	$—

As of June 30, 2018, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2018	273,750	$2.91	242,250	$2.76	$3.09
Q1-Q4 2019	181,122	$2.81	146,810	$2.65	$3.04

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2018	Panhandle Eastern Pipe Line	120,000	$(0.51)
Q3-Q4 2018	El Paso Natural Gas	100,000	$(1.25)
Q3-Q4 2018	Houston Ship Channel	115,000	$0.01
Q3-Q4 2018	Transco Zone 4	15,000	$(0.03)
Q1-Q4 2019	Panhandle Eastern Pipe Line	54,548	$(0.78)
Q1-Q4 2019	El Paso Natural Gas	110,000	$(1.50)
Q1-Q4 2019	Houston Ship Channel	92,500	$(0.01)
Q1-Q4 2019	Transco Zone 4	7,397	$(0.03)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2018, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2018	Ethane	6,000	$11.73
Q3-Q4 2018	Natural Gasoline	6,500	$56.13
Q3-Q4 2018	Normal Butane	7,000	$38.69
Q3-Q4 2018	Propane	12,000	$33.72
Q1-Q4 2019	Ethane	1,000	$11.55
Q1-Q4 2019	Natural Gasoline	4,500	$55.93
Q1-Q4 2019	Normal Butane	4,000	$33.69
Q1-Q4 2019	Propane	8,500	$30.01

Interest Rate Derivatives

As of June 30, 2018, Devon had the following open interest rate derivative position:

Notional	Rate Received	Rate Paid	Expiration
$100	1.76%	Three Month LIBOR	January 2019

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commodity derivatives:
Upstream revenues	$(497)	$126	$(538)	$358
Marketing revenues	(1)	2	(1)	3
Interest rate derivatives:
Other expenses	19	(20)	65	(15)
Net gains (losses) recognized	$(479)	$108	$(474)	$346

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	June 30, 2018	December 31, 2017
Commodity derivative assets:
Other current assets	$213	$203
Other long-term assets	27	2
Interest rate derivative assets:
Other current assets	1	1
Total derivative assets	$241	$206
Commodity derivative liabilities:
Other current liabilities	$647	$259
Other long-term liabilities	93	27
Interest rate derivative liabilities:
Other current liabilities	1	64
Total derivative liabilities	$741	$350

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated comprehensive statements of earnings. The vesting for certain share-based awards was accelerated in the second quarter of 2018 in conjunction with the reduction of workforce described in Note 7 and is included in restructuring and transaction costs in the accompanying consolidated comprehensive statement of earnings.

	Six Months Ended June 30,
	2018	2017
G&A	$68	$75
Exploration expenses	2	4
Restructuring and transaction costs	26	—
Total	$96	$79
Related income tax benefit	$3	$3

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first six months of 2018. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/17	6,328	$36.81	575	$38.92	2,758		$41.21
Granted	3,501	$35.89	—	$—	845		$37.40
Vested	(2,843)	$38.83	(231)	$43.05	(571)		$84.22
Forfeited	(551)	$35.54	—	$—	(91)		$33.37
Unvested at 6/30/18	6,435	$35.52	344	$36.14	2,941	(1)	$30.25

(1)	A maximum of 5.9 million common shares could be awarded based upon Devon’s final TSR ranking relative to Devon’s peer group established under applicable award agreements.

The following table presents the assumptions related to the performance share units granted in 2018, as indicated in the previous summary table.

	2018
Grant-date fair value	$36.23	—	$37.88
Risk-free interest rate	2.28%
Volatility factor	45.8%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2018.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost	$161	$2	$39
Weighted average period for recognition (years)	2.7	1.4	2.0

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.	Asset Impairments

Unproved Impairments

During the first six months of 2018 and 2017, Devon impaired certain non-core acreage in the U.S. that it no longer intends to pursue for exploration opportunities, resulting in unproved impairments of $61 million and $62 million, respectively. Unproved impairments are included in exploration expenses in the consolidated comprehensive statements of earnings.

Asset Impairments

During the second quarter of 2018, Devon recognized $109 million of proved asset impairments relating to U.S. non-core assets no longer in its development plans and approximately $45 million of non-oil and gas asset impairments.

7.	Restructuring and Transaction Costs and Other Expenses

Restructuring and transaction costs

In April 2018, Devon announced workforce reductions and other initiatives designed to enhance its operational focus and cost structure. As a result, Devon recognized $94 million in personnel related restructuring expenses during the second quarter of 2018. Of these expenses, $26 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, $15 million resulted from estimated settlements of defined retirement benefits.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2017	$19	$31	$50
Changes related to 2018 workforce reductions	48	—	48
Changes related to prior years' restructurings	(1)	(8)	(9)
Balance as of June 30, 2018	$66	$23	$89

Balance as of December 31, 2016	$48	$62	$110
Changes related to prior years' restructurings	(17)	(12)	(29)
Balance as of June 30, 2017	$31	$50	$81

Other Expenses

The following table summarizes Devon’s other expenses presented in the accompanying consolidated comprehensive statement of earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange (gain) loss, net	$31	$(49)	$81	$(64)
Asset retirement obligation accretion	14	14	30	31
Other, net	(21)	27	(66)	11
Total	$24	$(8)	$45	$(22)

Foreign exchange (gain) loss, net

The U.S. dollar is the functional currency for Devon’s consolidated operations except its Canadian subsidiaries, which use the Canadian dollar as the functional currency. The amounts in the table above includes both unrealized and realized foreign exchange impacts of foreign currency denominated monetary assets and liabilities, including intercompany loans between subsidiaries with different functional currencies. Unrealized gains and losses arise from the remeasurement of these foreign currency denominated

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

monetary assets and liabilities and intercompany loans. Realized gains and losses arise when there are settlements of these foreign currency denominated monetary assets and liabilities and intercompany loans.

Foreign currency denominated intercompany loan activity in the second quarter of 2018 resulted in a realized loss of $244 million as a result of the strengthening of the U.S. dollar in relation to the Canadian dollar. This loss was offset by reversing $254 million of previously recognized unrealized losses on intercompany loan activity.

8.	Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax expense (benefit)	$(27)	$12	$(23)	$32
Deferred income tax expense (benefit)	20	(17)	(18)	(32)
Total income tax benefit	$(7)	$(5)	$(41)	$—

U.S. statutory income tax rate	21%	35%	21%	35%
State income taxes	(1%)	0%	(0%)	2%
Audit settlements	3%	0%	2%	0%
Other	(11%)	(7%)	(9%)	(3%)
Deferred tax asset valuation allowance	(11%)	(30%)	(8%)	(34%)
Effective income tax rate	1%	(2%)	6%	0%

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

In the table above, the “other” effect is primarily composed of permanent differences for which dollar amounts do not increase or decrease in relation to the change in pre-tax earnings. Generally, such items have an insignificant impact on Devon’s effective income tax rate. However, these items have a more noticeable impact to the rate in the first six months of 2018 due to lower relative earnings during the period.

Devon is under audit in the U.S. and various foreign jurisdictions as part of its normal course of business. In the second quarter of 2018, Devon realized $14 million of income tax benefits in conjunction with favorable tax settlements as a result of these audits. Devon believes that within the next 12 months it is reasonably possible that certain tax examinations will be resolved by settlement with the taxing authorities.

During the first quarter of 2018, Devon repatriated approximately $92 million from certain international entities. This repatriation had no tax impact.

Throughout 2017 and through the first six months of 2018, Devon continued to maintain a 100% valuation allowance against its U.S. deferred tax assets resulting from prior year cumulative financial losses largely due to oil and gas impairments and significant net operating losses for U.S. federal and state income tax. Devon provided an additional $129 million to its U.S. segment valuation allowance in the first six months of 2018 based on the financial losses recorded during the period. Upon closing of the EnLink divestiture in the third quarter of 2018, Devon expects to record a gain of approximately $2.5 billion. This gain is expected to significantly reduce Devon’s U.S. deferred tax valuation allowance and Devon will further evaluate its position in the third quarter of 2018. Furthermore, a partial allowance continues to be held against certain Canadian segment deferred tax assets. During the second quarter of 2018, the Canadian segment reduced its valuation allowance by approximately $74 million.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows Devon to record provisional amounts during a measurement period not to extend beyond one year after the enactment date. As the Tax Reform Legislation was passed late in the fourth quarter of 2017 and ongoing guidance

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and interpretations are expected over the next 12 months, Devon considers the accounting of the transition tax, deferred tax remeasurements and other items to be incomplete due to the forthcoming guidance and ongoing analysis of Devon’s tax positions. This analysis will be materially complete upon the filing of the 2017 U.S. tax return in the fourth quarter of 2018. Devon expects to complete its analysis within the measurement period in accordance with SAB 118. No material changes to the provisional amounts recorded in the fourth quarter of 2017 have been made during the first six months of 2018.

9.	Net Earnings (Loss) Per Share from Continuing Operations

The following table reconciles net earnings (loss) from continuing operations and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings (loss) per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$(474)	$212	$(685)	$520
Attributable to participating securities	(1)	(3)	(1)	(6)
Basic and diluted earnings (loss) from continuing operations	$(475)	$209	$(686)	$514
Common shares:
Common shares outstanding - total	521	526	524	525
Attributable to participating securities	(6)	(6)	(6)	(6)
Common shares outstanding - basic	515	520	518	519
Dilutive effect of potential common shares issuable	—	3	—	3
Common shares outstanding - diluted	515	523	518	522
Net earnings (loss) per share from continuing operations:
Basic	$(0.92)	$0.40	$(1.33)	$0.99
Diluted	$(0.92)	$0.40	$(1.33)	$0.99
Antidilutive options (1)	2	2	2	2

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

10.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,261	$1,234	$1,309	$1,226
Change in cumulative translation adjustment	(36)	39	(96)	50
Income tax benefit (expense)	2	(11)	14	(14)
Ending accumulated foreign currency translation	1,227	1,262	1,227	1,262
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(139)	(167)	(143)	(172)
Recognition of net actuarial loss and prior service cost in earnings (1)	3	4	7	9
Ending accumulated pension and postretirement benefits	(136)	(163)	(136)	(163)
Accumulated other comprehensive earnings, net of tax	$1,091	$1,099	$1,091	$1,099

(1)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of other expenses in the accompanying consolidated comprehensive statements of earnings. See Note 17 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Changes in assets and liabilities, net
Accounts receivable	$(188)	$46	$(151)	$74
Other current assets	(7)	11	(95)	(13)
Other long-term assets	(28)	9	(81)	10
Accounts payable	78	51	82	68
Revenues and royalties payable	146	(45)	212	51
Other current liabilities	(127)	34	(63)	(52)
Other long-term liabilities	(7)	(4)	(12)	(5)
Total	$(133)	$102	$(108)	$133
Supplementary cash flow data - total operations:
Interest paid (net of capitalized interest)	$138	$144	$214	$236
Income taxes received	$(7)	$(4)	$(6)	$(1)

12.	Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2018	December 31, 2017
Oil, gas and NGL sales	$597	$559
Joint interest billings	165	134
Marketing revenues	357	278
Other	32	29
Gross accounts receivable	1,151	1,000
Allowance for doubtful accounts	(10)	(11)
Net accounts receivable	$1,141	$989

13.	Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2018	December 31, 2017
Property and equipment, at cost:
Proved	$47,350	$47,295
Unproved and properties under development	2,425	2,457
Total oil and gas	49,775	49,752
Less accumulated DD&A	(36,818)	(36,434)
Oil and gas property and equipment, net	12,957	13,318
Other property and equipment	1,883	1,955
Less accumulated DD&A	(719)	(689)
Other property and equipment, net	1,164	1,266
Property and equipment, net	$14,121	$14,584

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.	Other Current Liabilities

Components of other current liabilities include the following:

	June 30, 2018	December 31, 2017
Derivative liabilities	$648	$323
Income taxes payable	45	144
Accrued interest payable	81	96
Restructuring liabilities	66	19
Other	239	246
Other current liabilities	$1,079	$828

15.	Debt and Related Expenses

A summary of debt is as follows:

	June 30, 2018	December 31, 2017
8.25% due July 1, 2018	$20	$20
2.25% due December 15, 2018	95	95
6.30% due January 15, 2019	162	162
4.00% due July 15, 2021	500	500
3.25% due May 15, 2022	1,000	1,000
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
7.875% due September 30, 2031 (1)	675	1,059
7.95% due April 15, 2032 (1)	366	789
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(25)	(30)
Debt issuance costs	(34)	(39)
Total debt	6,067	6,864
Less amount classified as short-term debt (2)	277	115
Total long-term debt	$5,790	$6,749

(1)	These senior notes were included in the 2018 tender offer repurchases discussed below.
(2)

Short-term debt as of June 30, 2018 consists of Devon’s $20 million of 8.25% senior notes due July 1, 2018, $95 million of 2.25% senior notes due December 15, 2018 and $162 million of 6.30% senior notes due January 15, 2019.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of June 30, 2018, Devon had $51 million in outstanding letters of credit under the Senior Credit Facility. There were no outstanding borrowings under the Senior Credit Facility at June 30, 2018. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as impairments. As of June 30, 2018, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 26.1%.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In July 2018, Devon repaid the $20 million of 8.25% Senior Notes at maturity.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest based on debt outstanding	$81	$98	$177	$195
Early retirement of debt	—	—	312	—
Capitalized interest	(17)	(16)	(35)	(32)
Other	(2)	(5)	(5)	(3)
Total net financing costs	$62	$77	$449	$160

16.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2018	2017
Asset retirement obligations as of beginning of period	$1,138	$1,258
Liabilities incurred and assumed through acquisitions	22	15
Liabilities settled and divested	(64)	(26)
Revision of estimated obligation	23	(184)
Accretion expense on discounted obligation	30	31
Foreign currency translation adjustment	(22)	14
Asset retirement obligations as of end of period	1,127	1,108
Less current portion	39	44
Asset retirement obligations, long-term	$1,088	$1,064

During the second quarter of 2018, Devon reduced its asset retirement obligation by $34 million for those obligations that were assumed by purchasers of certain Barnett Shale assets. For additional information, see Note 3.

During the first quarter of 2017, Devon reduced its estimated asset retirement obligations by $184 million, primarily due to changes in the assumed inflation rate and retirement dates for its oil and gas assets.

17.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$3	$4	$6	$8	$—	$—	$—	$—
Interest cost	10	11	20	21	—	—	—	—
Expected return on plan assets	(14)	(14)	(28)	(27)	—	—	—	—
Amortization of prior service cost (1)	1	—	1	1	(1)	(1)	(1)	(1)
Net actuarial loss (1)	3	5	7	9	—	—	—	—
Net periodic benefit cost (2)	$3	$6	$6	$12	$(1)	$(1)	$(1)	$(1)

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings.
(2)

The service cost component of net periodic benefit cost is included in G&A expense and the remaining components of net periodic benefit costs are included in other expenses in the accompanying consolidated comprehensive statements of earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.	Stockholders’ Equity

Share Repurchase Program

In March 2018, Devon announced a share repurchase program to buy up to $1 billion of shares of common stock. In June 2018, in conjunction with the divestiture of its investment in EnLink and the General Partner, Devon announced the expansion of the share repurchase by an additional $3 billion, bringing the total repurchase program to $4 billion. The share repurchase program expires December 31, 2019. During the first six months of 2018, Devon repurchased 13.7 million shares of common stock for $521 million, or $38.01 per share, under this program.

Dividends

The table below summarizes the dividends Devon paid on its common stock.

	Amounts	Rate Per Share
Quarter Ended 2018:
First quarter 2018	$32	$0.06
Second quarter 2018	42	$0.08
Total year-to-date	$74
Quarter Ended 2017:
First quarter 2017	$32	$0.06
Second quarter 2017	33	$0.06
Total year-to-date	$65

Devon increased the quarterly dividend by 33% to $0.08 per share in the second quarter of 2018.

19.	Discontinued Operations

On June 6, 2018, Devon announced it had entered into an agreement to sell its aggregate ownership interests in EnLink and the General Partner for approximately $3.1 billion. On July 18, 2018, Devon completed the sale and expects to recognize a gain of approximately $2.5 billion in the third quarter of 2018. As part of the agreement, Devon extended its fixed-fee gathering and processing contracts with respect to the Bridgeport and Cana plants with EnLink through 2029.

Upon entering into the agreement to sell its ownership interest in June 2018, Devon concluded that the transaction was a strategic shift and met the requirements of assets held for sale and discontinued operations. As part of its assessment, Devon considered the following: 1) Devon is exiting its entire midstream business ownership; 2) EnLink and the General Partner is a separate reportable segment and is a component of Devon’s business; and 3) the transaction resulted in a material reduction in total assets, debt, revenues, net earnings and operating cash flows. As a result, Devon classified the results of operations and cash flows related to EnLink and the General Partner as discontinued operations on its consolidated financial statements. Additionally, Devon ceased depreciation and amortization for all plant, property and equipment and intangible assets classified as assets held for sale on the date the sales agreement was signed.

As of June 30, 2018, Devon’s ownership interest in EnLink was 23%, excluding the interest held by the General Partner. Devon’s controlling ownership interest in the General Partner as of June 30, 2018 was 64%.

The following table presents the amounts reported in the consolidated comprehensive statements of earnings as discontinued operations.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Marketing and midstream revenues	$1,595	$1,094	$3,207	$2,245
Marketing and midstream expenses	1,269	865	2,610	1,800
Depreciation, depletion and amortization	106	137	244	265
General and administrative expenses	31	31	58	67
Financing costs, net	45	39	89	84
Other expenses	(5)	(15)	(7)	(20)
Total expenses	1,446	1,057	2,994	2,196
Earnings from discontinued operations before income taxes	149	37	213	49
Income tax expense	10	4	16	7
Net earnings from discontinued operations, net of income tax expense	139	33	197	42
Net earnings attributable to noncontrolling interests	90	26	134	40
Net earnings from discontinued operations attributable to Devon	$49	$7	$63	$2

The following table presents the carrying amounts of the assets and liabilities classified as held for sale on the consolidated balance sheets.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$37	$31
Accounts receivable	733	681
Other current assets	1,658	48
Midstream and other property and equipment, net (1)	6,794	6,587
Goodwill (1)	1,542	1,542
Other long-term assets (1)	—	1,600
Total assets held for sale	$10,764	$10,489

Accounts payable	$213	$186
Revenues and royalties payable	473	432
Other current liabilities	655	373
Long-term debt (1)	3,590	3,542
Deferred income taxes (1)	360	346
Other long-term liabilities (1)	—	48
Total liabilities held for sale	$5,291	$4,927

(1)

These amounts were reclassified to respective current assets and current liabilities held for sale as of June 30, 2018 with the sale of Devon’s interests in EnLink and the General Partner closing in July 2018.

20.	Commitments and Contingencies

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

21.	Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. None of the items below are measured using Level 3 inputs. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at June 30, 2018 and December 31, 2017. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, the fair values of oil and gas assets and goodwill and related impairments are measured as of the impairment date using Level 3 inputs. More information on these items is provided in Note 6.

As discussed further in Note 19, Devon’s announcement of the sale of its aggregate ownership interests in EnLink and the General Partner resulted in Devon reclassifying the related assets and liabilities to held for sale on the consolidated balance sheets.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
June 30, 2018 assets (liabilities):
Cash equivalents	$321	$321	$321	$—
Commodity derivatives	$240	$240	$—	$240
Commodity derivatives	$(740)	$(740)	$—	$(740)
Interest rate derivatives	$1	$1	$—	$1
Interest rate derivatives	$(1)	$(1)	$—	$(1)
Debt	$(6,067)	$(6,572)	$—	$(6,572)
December 31, 2017 assets (liabilities):
Cash equivalents	$1,533	$1,533	$1,454	$79
Commodity derivatives	$205	$205	$—	$205
Commodity derivatives	$(286)	$(286)	$—	$(286)
Interest rate derivatives	$1	$1	$—	$1
Interest rate derivatives	$(64)	$(64)	$—	$(64)
Debt	$(6,864)	$(8,131)	$—	$(8,131)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following methods and assumptions were used to estimate the fair values in the table above.

Level 1 Fair Value Measurements

Cash equivalents – Amounts consist primarily of money market investments and the fair value approximates the carrying value.

Level 2 Fair Value Measurements

Cash equivalents – Amounts primarily consist of commercial paper and the fair value approximates the carrying value.

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

22.	Segment Information

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

Devon considers EnLink, combined with the General Partner, to be a segment that is distinct from the U.S. and Canadian operating segments. EnLink’s operations consist of midstream assets and operations located in the U.S. Additionally, EnLink has a management team that is primarily responsible for capital and resource allocation decisions. However, with Devon’s recent divestiture announcement, activity related to the General Partner and EnLink have now been classified as discontinued operations within Devon’s consolidated comprehensive statements of earnings and consolidated statements of cash flows, and the associated assets and liabilities of EnLink and the General Partner are presented as assets and liabilities held for sale on the consolidated balance sheets. Additional information can be found in Note 19.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	U.S.	Canada	Total
Three Months Ended June 30, 2018:
Revenues from external customers	$1,922	$327	$2,249
Depreciation, depletion and amortization	$342	$78	$420
Interest expense	$72	$(3)	$69
Asset impairments	$154	$—	$154
Asset dispositions	$23	$—	$23
Restructuring and transaction costs	$85	$9	$94
Loss from continuing operations before income taxes	$(471)	$(10)	$(481)
Income tax expense (benefit)	$13	$(20)	$(7)
Net earnings (loss) from continuing operations	$(484)	$10	$(474)
Capital expenditures, including acquisitions	$585	$60	$645
Three Months Ended June 30, 2017:
Revenues from external customers	$1,891	$274	$2,165
Depreciation, depletion and amortization	$283	$86	$369
Interest expense	$81	$—	$81
Asset dispositions	$(22)	$—	$(22)
Earnings (loss) from continuing operations before income taxes	$213	$(6)	$207
Income tax expense (benefit)	$2	$(7)	$(5)
Net earnings from continuing operations	$211	$1	$212
Capital expenditures, including acquisitions	$385	$71	$456
Six Months Ended June 30, 2018:
Revenues from external customers	$3,801	$646	$4,447
Depreciation, depletion and amortization	$647	$172	$819
Interest expense	$319	$145	$464
Asset impairments	$154	$—	$154
Asset dispositions	$11	$—	$11
Restructuring and transaction costs	$85	$9	$94
Loss from continuing operations before income taxes	$(587)	$(139)	$(726)
Income tax expense (benefit)	$14	$(55)	$(41)
Net loss from continuing operations	$(601)	$(84)	$(685)
Property and equipment, net	$10,031	$4,090	$14,121
Total continuing assets (1)	$13,247	$5,148	$18,395
Capital expenditures, including acquisitions	$1,197	$149	$1,346
Six Months Ended June 30, 2017:
Revenues from external customers	$3,972	$593	$4,565
Depreciation, depletion and amortization	$585	$184	$769
Interest expense	$161	$5	$166
Asset dispositions	$(29)	$(1)	$(30)
Earnings (loss) from continuing operations before income taxes	$523	$(3)	$520
Income tax expense (benefit)	$5	$(5)	$—
Net earnings from continuing operations	$518	$2	$520
Property and equipment, net	$10,051	$4,166	$14,217
Total continuing assets (1)	$13,907	$5,020	$18,927
Capital expenditures, including acquisitions	$731	$153	$884

(1)

Total assets in the table above do not include assets held for sale related to Devon’s discontinued operations, which totaled $10.8 billion and $10.2 billion on June 30, 2018 and June 30, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2018 compared to previous periods and in our financial condition and liquidity since December 31, 2017. For information regarding our critical accounting policies and estimates, see our 2017 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2018 Results

Key components of our financial performance as compared to prior quarter are summarized below.

	Q2 2018 (3)	Q1 2018 (3)	Change
Net loss from continuing operations	$(474)	$(211)	- 125%
Net loss per diluted share from continuing operations	$(0.92)	$(0.41)	- 123%
Net earnings attributable to Devon from discontinued operations	$49	$14	+259%
Net earnings per diluted share attributable to Devon from discontinued operations	$0.09	$0.03	+243%
Net loss attributable to Devon	$(425)	$(197)	- 116%
Net loss per diluted share attributable to Devon	$(0.83)	$(0.38)	- 120%
Core earnings attributable to Devon (1)	$177	$108	+65%
Core earnings attributable to Devon per diluted share (1)	$0.34	$0.20	+75%
Retained production (MBoe/d)	520	511	+2%
Total production (MBoe/d)	541	544	- 1%
Realized price per Boe (2)	$31.81	$27.75	+15%
Operating cash flow from continuing operations	$269	$610	- 56%
Capitalized expenditures, including acquisitions	$645	$701	- 8%
Cash and cash equivalents	$1,460	$1,407	+4%
Total debt	$6,067	$6,066	+0%

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

During the first six months of 2018, we generated solid operating results with our three-fold strategy of operating in North America’s best resource plays, delivering superior execution and maintaining a high degree of financial strength. Led by our development in the STACK and Delaware Basin, we continued to improve our 90-day initial production rates. With investments in proprietary data tools, predictive analytics and artificial intelligence, we are delivering industry-leading, initial-rate well productivity performance and improving the performance of our established wells.

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

During the first six months of 2018, we made significant progress toward achieving our 2020 Vision. Specifically, we had several key achievements:

•

Executed on portfolio simplification with the recent monetization of EnLink and the General Partner and the closing of the Johnson County divestiture (our asset sales have now reached approximately $4.2 billion).

•	Reduced long-term debt by approximately $800 million using cash on hand.
•	Increased our quarterly common stock dividend 33% to $0.08 per share beginning in the second quarter of 2018.

•	Completed a workforce reduction and continue other cost reduction initiatives expected to generate $110 million of annualized savings.
•	Authorized and began executing a $4.0 billion share repurchase program.
•	Increased STACK and Delaware Basin production 30% in the first half of 2018 compared to the first half of 2017.

We exited the second quarter of 2018 with liquidity comprised of $1.5 billion of cash and $2.9 billion of available credit under our Senior Credit Facility. We have no significant debt maturities until 2021. We currently have approximately 50% of our expected oil and gas production protected for the remainder of 2018. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio in the U.S. and Canada, including Western Canadian Select and Midland Sweet basis oil hedges. We are building our 2019 and 2020 hedge positions at market prices.

Results of Operations – Q2 2018 vs. Q1 2018

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. Due to the nature of our business, including an inherently volatile commodity price environment, we have provided a sequential quarter analysis in order to facilitate the review of our operational results and provide further transparency of our business. Specifically, the graph below shows the change in net earnings from the three months ended March 31, 2018 to the three months ended June 30, 2018. The material changes are further discussed by category on the following pages. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

The graph below presents the drivers of the upstream operations change presented above, with additional details and discussion of the drivers following the graph.

Upstream Operations

Production Volumes

	Q2 2018	% of Total	Q1 2018	Change
Oil and bitumen (MBbls/d)
STACK	35	14%	35	- 1%
Delaware Basin	46	19%	36	+29%
Rockies Oil	16	7%	18	- 10%
Heavy Oil	17	7%	18	- 5%
Eagle Ford	28	11%	23	+25%
Barnett Shale	1	0%	1	- 10%
Other	10	4%	9	+14%
Retained assets	153	62%	140	+9%
Divested assets	—	0%	—	N/M
Total Oil	153	62%	140	+9%
Bitumen	92	38%	111	- 17%
Total Oil and bitumen	245		251	- 3%

	Q2 2018	% of Total	Q1 2018	Change
Gas (MMcf/d)
STACK	352	31%	344	+3%
Delaware Basin	100	9%	97	+3%
Rockies Oil	18	1%	18	- 2%
Heavy Oil	12	1%	12	- 4%
Eagle Ford	74	7%	63	+17%
Barnett Shale	460	41%	470	- 2%
Other	9	1%	10	- 7%
Retained assets	1,025	91%	1,014	+1%
Divested assets	103	9%	163	- 37%
Total	1,128		1,177	- 4%

	Q2 2018	% of Total	Q1 2018	Change
NGLs (MBbls/d)
STACK	38	35%	37	+5%
Delaware Basin	16	14%	11	+37%
Rockies Oil	2	2%	2	+45%
Eagle Ford	13	12%	8	+67%
Barnett Shale	34	31%	31	+10%
Other	2	2%	2	+5%
Retained assets	105	96%	91	+15%
Divested assets	4	4%	6	- 32%
Total	109		97	+12%

	Q2 2018	% of Total	Q1 2018	Change
Combined (MBoe/d)
STACK	132	25%	129	+2%
Delaware Basin	79	15%	64	+24%
Rockies Oil	21	4%	23	- 9%
Heavy Oil	111	20%	131	- 16%
Eagle Ford	54	10%	41	+31%
Barnett Shale	111	20%	110	+0%
Other	12	2%	13	- 5%
Retained assets	520	96%	511	+2%
Divested assets	21	4%	33	- 35%
Total	541		544	- 1%

Strong performance in the Delaware Basin and Eagle Ford drove retained asset production growth during the second quarter of 2018. These production gains were offset by lower production volumes from our heavy oil operations due to a scheduled turnaround at Jackfish 1 as well as by lower production resulting from our Johnson County divestiture.

Field Prices

	Q2 2018	Realization	Q1 2018	Change
Oil and bitumen (per Bbl)
WTI index	$67.83		$62.93	+8%
Access Western Blend index	$45.56		$35.44	+29%
U.S.	$65.41	96%	$61.79	+6%
Canada	$31.70	47%	$19.74	+61%
Realized price, unhedged	$50.43	74%	$40.15	+26%
Cash settlements	$(5.80)		$(0.10)
Realized price, with hedges	$44.63	66%	$40.05	+11%

	Q2 2018	Realization	Q1 2018	Change
Gas (per Mcf)
Henry Hub index	$2.80		$3.01	- 7%
Realized price, unhedged	$2.01	72%	$2.41	- 17%
Cash settlements	$0.13		$0.17
Realized price, with hedges	$2.14	77%	$2.58	- 17%

	Q2 2018	Realization	Q1 2018	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$28.05		$25.88	+8%
Realized price, unhedged	$24.10	86%	$22.56	+7%
Cash settlements	$(1.66)		$(0.53)
Realized price, with hedges	$22.44	80%	$22.03	+2%

(1)	Based upon composition of our NGL barrel.

	Q2 2018	Q1 2018	Change
Combined (per Boe)
U.S.	$31.97	$30.39	+5%
Canada	$31.17	$19.45	+60%
Realized price, unhedged	$31.81	$27.75	+15%
Cash settlements	$(2.68)	$0.23
Realized price, with hedges	$29.13	$27.98	+4%

Oil, gas and NGL sales increased $206 million primarily as a result of higher WTI and Mont Belvieu index prices as well as a significant increase in the average Canadian realizations due to industry plant turnarounds and seasonal lower blending requirements. These increases were slightly offset by lower realized gas prices as a result of lower Henry Hub index prices as well as natural gas transportation constraints.

Hedging

	Q2 2018	Q1 2018	Change
	Q
Oil	$(129)	$(2)	N/M
Natural gas	14	18	- 22%
NGL	(16)	(5)	N/M
Total cash settlements	(131)	11	N/M
Valuation changes	(366)	(52)	N/M
Total	$(497)	$(41)	N/M

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

Production Expenses

	Q2 2018	Q1 2018	Change
LOE	$269	$241	+12%
Gathering, processing & transportation	224	228	- 2%
Production taxes	67	59	+14%
Property taxes	12	15	- 20%
Total	$572	$543	+5%
Per Boe:
LOE	$5.45	$4.91	+11%
Gathering, processing & transportation	$4.55	$4.65	- 2%
Percent of oil, gas and NGL sales:
Production taxes	4.2%	4.4%	- 3%

Production expenses increased $29 million primarily due to scheduled turnaround expenses incurred at our Jackfish 1 facility. Production taxes also increased on an absolute dollar basis primarily due to the increase in our U.S. upstream revenues, on which the majority of our production taxes are assessed.

Exploration Expenses

	Q2 2018	Q1 2018	Change
Unproved impairments	$53	$8	+563%
Geological and geophysical	6	10	- 40%
Exploration overhead and other	9	15	- 40%
Total	$68	$33	+106%

Unproved impairments primarily relate to certain non-core acreage in the U.S. that we no longer intend to pursue for exploration opportunities.

Depreciation, Depletion and Amortization

	Q2 2018	Q1 2018	Change
Oil and gas per Boe	$8.00	$7.63	+5%
Oil and gas	$395	$374	+6%
Other assets	25	25	- 1%
Total	$420	$399	+5%

Our oil and gas DD&A increased during the second quarter primarily due to the change in production mix from our asset portfolio.

Financing Costs, net

During the first quarter of 2018, we incurred a $312 million loss on early retirement of debt. Additionally, interest expense was lower in the second quarter of 2018 due to the debt repayments. See Note 15 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Other

	Q2 2018	Q1 2018	Change
Asset impairments	$154	$—	N/M
Asset dispositions	23	(12)	+292%
Restructuring and transaction costs	94	—	N/M
Other	24	21	+14%
Total	$295	$9	+3178%

During the second quarter of 2018, we recognized $109 million of proved asset impairments relating to U.S. non-core assets no longer in our development plans and $45 million of non-oil and gas asset impairments. See Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

We recognized personnel related restructuring charges during the second quarter of 2018 relating to workforce reductions. See Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Income Taxes

	Q2 2018	Q1 2018
Current expense (benefit)	$(27)	$4
Deferred expense (benefit)	20	(38)
Total benefit	$(7)	$(34)
Effective income tax rate	1%	14%

For discussion on income taxes, see Note 8 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Discontinued Operations

For discussion on discontinued operations, see Note 19 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Discontinued operations net earnings increased primarily due to higher revenues and lower DD&A expense due to ceasing depreciation and amortization for all plant, property and equipment and intangible assets classified as assets held for sale on the date the agreement regarding the sale of our investment in EnLink and the General Partner was signed.

Results of Operations – 2018 vs. 2017

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

Q2 2018 vs. Q2 2017

The graph below shows the change in net earnings from the three months ended June 30, 2017 to the three months ended June 30, 2018. The material changes are further discussed by category below. Further analysis of the upstream operations change has been provided within a supplemental section to our results of operations beginning on page 36.

* Other includes asset impairments, asset dispositions, restructuring and transaction costs and other expenses.

Net earnings decreased $580 million during the second quarter of 2018 compared to the second quarter of 2017. The decrease primarily related to a $380 million decrease in upstream operations and a $325 million increase in other. These changes were partially offset by a $106 million increase in earnings from discontinued operations. Upstream operations decreased primarily due to $623 million of valuation changes and cash settlements for commodity derivatives and a $117 million increase in production expenses, partially offset by the $317 million effect of higher field prices primarily related to our oil and NGL production. Other increased primarily due to $154 million of asset impairments and $94 million of restructuring charges recognized in the second quarter of 2018. Discontinued operations net earnings increased primarily due to higher revenues and lower DD&A expense.

June 30, 2018 YTD vs. June 30, 2017 YTD

The graph below shows the change in net earnings from the six months ended June 30, 2017 to the six months ended June 30, 2018. The material changes are further discussed by category below. Further analysis of the upstream operations change has been provided within a supplemental section to our results of operations beginning on page 36.

*Other includes asset impairments, asset dispositions, restructuring and transaction costs and other expenses.

Net earnings decreased approximately $1 billion during the six months ended 2018 compared to the same period in 2017. The decrease primarily related to a $688 million decrease in upstream operations, a $356 million increase in other and a $289 million increase in financing costs, net. These changes were partially offset by a $155 million increase in discontinued operations. Upstream revenues decreased primarily due to $896 million of valuation changes and cash settlements for commodity derivatives and a $203 million increase in production expenses, partially offset by the $403 million effect of higher field prices primarily related to our oil and NGL production. Other increased primarily due to $154 million of asset impairments and $94 million of restructuring charges during the second quarter of 2018. Financing costs, net increased $289 million primarily from $312 million of early retirement costs associated with our $800 million debt retirement in 2018. As a result of this early retirement of debt, we estimate that total cash interest expense has been reduced by approximately $64 million on an annualized basis. Discontinued operations net earnings increased primarily due to higher revenues and lower DD&A expense.

Upstream Operations

The supplemental graphs and charts below present the drivers and details of the upstream operations changes discussed in the previous section.

Q2 2018 vs. Q2 2017

June 30, 2018 YTD vs. June 30, 2017 YTD

Production Volumes

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Total	2017	Change	2018	% of Total	2017	Change
Oil and bitumen (MBbls/d)
STACK	35	14%	25	+41%	35	14%	23	+54%
Delaware Basin	46	19%	30	+54%	41	17%	30	+38%
Rockies Oil	16	7%	13	+22%	17	7%	13	+30%
Heavy Oil	17	7%	17	+1%	18	7%	18	+0%
Eagle Ford	28	11%	34	- 17%	26	10%	40	- 36%
Barnett Shale	1	0%	1	- 9%	1	0%	1	- 16%
Other	10	4%	10	+0%	9	4%	10	- 11%
Retained assets	153	62%	130	+17%	147	59%	135	+9%
Divested assets	—	0%	3	- 99%	—	0%	2	- 100%
Total Oil	153	62%	133	+15%	147	59%	137	+7%
Bitumen	92	38%	105	- 12%	101	41%	112	- 10%
Total Oil and bitumen	245	100%	238	+3%	248	100%	249	- 1%
Gas (MMcf/d)
STACK	352	31%	298	+18%	348	30%	293	+19%
Delaware Basin	100	9%	94	+6%	98	8%	91	+7%
Rockies Oil	18	1%	17	+6%	18	2%	16	+14%
Heavy Oil	12	1%	14	- 13%	12	1%	18	- 34%
Eagle Ford	74	7%	92	- 19%	69	6%	103	- 33%
Barnett Shale	460	41%	496	- 7%	465	40%	497	- 6%
Other	9	1%	13	- 32%	9	1%	12	- 23%
Retained assets	1,025	91%	1,024	+0%	1,019	88%	1,030	- 1%
Divested assets	103	9%	184	- 44%	133	12%	188	- 29%
Total	1,128	100%	1,208	- 7%	1,152	100%	1,218	- 5%
NGLs (MBbls/d)
STACK	38	35%	31	+25%	38	37%	28	+32%
Delaware Basin	16	14%	10	+65%	14	13%	10	+43%
Rockies Oil	2	2%	1	+104%	2	2%	1	+44%
Eagle Ford	13	12%	10	+26%	10	9%	13	- 24%
Barnett Shale	34	31%	35	- 2%	32	32%	35	- 9%
Other	2	2%	3	- 36%	2	2%	2	- 12%
Retained assets	105	96%	90	+17%	98	95%	89	+11%
Divested assets	4	4%	7	- 44%	5	5%	8	- 34%
Total	109	100%	97	+12%	103	100%	97	+6%
Combined (MBoe/d)
STACK	132	25%	105	+26%	131	24%	100	+31%
Delaware Basin	79	15%	55	+42%	71	13%	54	+30%
Rockies Oil	21	4%	17	+19%	22	4%	17	+28%
Heavy Oil	111	20%	124	- 11%	121	22%	133	- 9%
Eagle Ford	54	10%	60	- 10%	48	9%	70	- 32%
Barnett Shale	111	20%	118	- 7%	110	20%	119	- 8%
Other	12	2%	16	- 24%	13	3%	15	- 14%
Retained assets	520	96%	495	+5%	516	95%	508	+2%
Divested assets	21	4%	41	- 47%	27	5%	42	- 36%
Total	541	100%	536	+1%	543	100%	550	- 1%

Focused development activities in the STACK, Delaware Basin and Rockies resulted in an approximate 30% increase in production compared to the three and six months ended 2017. This strong performance led to the overall growth in our retained assets as compared to 2017. Production increases from our capital focused assets were partially offset by production decreases related to natural production declines in the Barnett Shale, operational issues at Jackfish as well as volumes associated with divested assets.

Field Prices

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	Realization	2017	Change	2018	Realization	2017	Change
Oil and bitumen (per Bbl)
WTI index	$67.83		$48.32	+40%	$65.38		$50.16	+30%
Access Western Blend index	$45.56		$35.23	+29%	$40.50		$35.20	+15%
U.S.	$65.41	96%	$46.65	+40%	$63.71	97%	$48.18	+32%
Canada	$31.70	47%	$29.05	+9%	$25.24	39%	$27.60	- 9%
Realized price, unhedged	$50.43	74%	$37.63	+34%	$45.25	69%	$37.48	+21%
Cash settlements	$(5.80)		$0.29		$(2.93)		$0.39
Realized price, with hedges	$44.63	66%	$37.92	+18%	$42.32	65%	$37.87	+12%
Gas (per Mcf)
Henry Hub index	$2.80		$3.19	- 12%	$2.90		$3.25	- 10%
Realized price, unhedged	$2.01	72%	$2.50	- 20%	$2.21	76%	$2.59	- 15%
Cash settlements	$0.13		$0.04		$0.16		$—
Realized price, with hedges	$2.14	77%	$2.54	- 16%	$2.37	82%	$2.59	- 9%
NGLs (per Bbl)
Mont Belvieu blended index (1)	$28.05		$21.78	+29%	$26.97		$22.86	+18%
Realized price, unhedged	$24.10	86%	$13.26	+82%	$23.38	87%	$14.36	+63%
Cash settlements	$(1.66)		$(0.03)		$(1.13)		$(0.02)
Realized price, with hedges	$22.44	80%	$13.23	+70%	$22.25	82%	$14.34	+55%
Combined (per Boe)
U.S.	$31.97		$23.58	+36%	$31.20		$24.72	+26%
Canada	$31.17		$28.50	+9%	$24.84		$27.03	- 8%
Realized price, unhedged	$31.81		$24.72	+29%	$29.79		$25.28	+18%
Cash settlements	$(2.68)		$0.22		$(1.23)		$0.19
Total	$29.13		$24.94	+17%	$28.56		$25.47	+12%

(1)	Based upon composition of our NGL barrel.

Hedging

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Cash settlements:
Oil derivatives	$(129)	$6	N/M	$(131)	$18	N/M
Gas derivatives	14	4	N/M	32	1	N/M
NGL derivatives	(16)	1	N/M	(21)	—	N/M
Total cash settlements	(131)	11	N/M	(120)	19	N/M
Valuation changes	(366)	115	N/M	(418)	339	N/M
Oil, gas and NGL derivatives	$(497)	$126	N/M	$(538)	$358	N/M

Production Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
LOE	$269	$239	+12%	$510	$462	+10%
Gathering, processing & transportation	224	160	+40%	452	323	+40%
Production taxes	67	41	+63%	126	96	+32%
Property taxes	12	15	- 18%	27	31	- 11%
Total	$572	$455	+26%	$1,115	$912	+22%
Per Boe:
LOE	$5.45	$4.90	+11%	$5.18	$4.65	+11%
Gathering, processing & transportation	$4.55	$3.28	+39%	$4.60	$3.24	+42%
Percent of oil, gas and NGL sales:
Production taxes	4.2%	3.4%	+26%	4.3%	3.8%	+13%

As further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report, in 2018 the presentation of certain processing arrangements changed from a net to a gross presentation. The change resulted in an increase to our upstream revenues and production expenses by $65 million and $127 million, respectively, during the three months and six months ended 2018 with no impact to net earnings.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating cash flow from continuing operations	$269	$586	$879	$1,155
Effect of exchange rate and other	221	5	168	(56)
Divestitures of property and equipment	560	75	607	107
Capital expenditures	(602)	(434)	(1,253)	(831)
Acquisitions of property and equipment	(10)	(13)	(16)	(33)
Debt activity, net	—	—	(1,111)	—
Common stock dividends	(42)	(33)	(74)	(65)
Repurchases of common stock	(428)	—	(499)	—
Net change in cash, cash equivalents and restricted cash from discontinued operations	87	64	140	133
Net change in cash, cash equivalents and restricted cash	$55	$250	$(1,159)	$410
Cash, cash equivalents and restricted cash at end of period	$1,525	$2,369	$1,525	$2,369

Operating Cash Flow

Net cash provided by operating activities decreased 24% as compared to the first six months of 2017.

The three months and six months ended June 30, 2018 operating cash flows included a realized foreign exchange loss of $244 million relating to foreign currency denominated intercompany loan activity as described in Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report. There was an offset due to the effect of exchange rate and other line in the above table, resulting in no impact to the net change in cash, cash equivalents and restricted cash.

Divestitures of Property and Equipment

During the first six months of 2018, we sold non-core U.S. assets, including certain Barnett Shale assets, for $607 million. For additional information, please see Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. During the first six months of 2017, we sold non-core U.S. assets for $107 million.

Capital Expenditures and Acquisitions of Property and Equipment

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Oil and gas	$599	$414	$1,225	$797
Corporate and other	3	20	28	34
Total capital expenditures	$602	$434	$1,253	$831
Acquisitions	$10	$13	$16	$33

Capital expenditures consist of amounts related to our oil and gas exploration and development operations and other corporate activities. Devon’s 2018 objectives are to concentrate capital spend in the STACK and Delaware Basin, while investing within cash flow and maintaining significant flexibility. Our capital investment program is driven by a disciplined allocation process focused on returns. Our capital expenditures are higher in 2018 due to our continued development in the STACK and Delaware Basin.

Debt Activity

During the first six months of 2018, our debt decreased approximately $800 million due to completed tender offers of certain long-term debt. In conjunction with the tender offers, we recognized a $312 million loss on the early retirement of debt, including $304 million of cash retirement costs and fees. For additional information, see Note 15 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Shareholder Distributions and Stock Activity

The following table summarizes our common stock dividends during the first six months of 2018 and 2017. In the second quarter of 2018, we increased the quarterly dividend to $0.08 per share.

	Amounts	Rate Per Share
Quarter Ended 2018:
First quarter 2018	$32	$0.06
Second quarter 2018	42	$0.08
Total year-to-date 2018	$74
Quarter Ended 2017:
First quarter 2017	$32	$0.06
Second quarter 2017	33	$0.06
Total year-to-date 2017	$65

In March 2018, we announced a share repurchase program to buy up to $1.0 billion of shares of common stock. In June 2018, in conjunction with the announcement of the divestiture of our investment in EnLink and the General Partner, we announced the expansion of the authorized share repurchase by an additional $3.0 billion, bringing the total to $4.0 billion. The share repurchase program expires December 31, 2019. Including unsettled shares, we repurchased 13.7 million shares of common stock for $521 million, or $38.01 per share, under this program through June 30, 2018.

Cash Flows from Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cash flows from discontinued operations:
Operating activities	$236	$151	$430	$328
Investing activities	(222)	(215)	(402)	(284)
Financing activities	73	128	112	89
Net change in cash, cash equivalents and restricted cash of discontinued operations:	$87	$64	$140	$133

Cash flows from discontinued operations relate to operating activities of EnLink and the General Partner. EnLink’s operating cash flow from the first six months of 2018 has increased $102 million from the first six months of 2017 as a result of its continued development activities.

Capital expenditures for EnLink’s midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. During the first six months of 2017, EnLink divested its ownership interest in Howard Energy Partners for approximately $190 million, resulting in lower net investing cash outflows as compared to the first six months of 2018.

Devon received $134 million and $133 million in distributions from EnLink and the General Partner during the first six months of 2018 and 2017, respectively. During the first six months of 2017, EnLink issued and sold 4 million common units and generated $72 million in net proceeds, through its “at the market” programs.

Liquidity

Our primary sources of capital and liquidity are our operating cash flow, asset divestiture proceeds and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Available sources of capital and liquidity also include, among other things, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC. Additionally, the sale of our aggregate ownership interest in EnLink and the General Partner significantly increased our liquidity in the third quarter and will fund our remaining share repurchase program. We estimate the combination of these sources of capital will continue to be adequate to fund our planned capital expenditures, future debt repayments, share repurchases and other contractual commitments as discussed in this section.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We target hedging approximately 50% of our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. For additional information on our derivative positions in place at June 30, 2018, see Note 4 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property and Equipment

To further focus our resource-rich portfolio, we are targeting $5 billion of asset divestiture proceeds. As noted below, we made significant progress to achieving this goal during the first six months of 2018.

In May 2018, we completed the sale of our Johnson County asset in the southern part of the Barnett Shale position for $553 million ($481 million after customary purchase price adjustments).

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

In June 2018, we entered into an agreement to sell our aggregate ownership interests in EnLink and the General Partner for approximately $3.1 billion. This transaction closed on July 18, 2018.

Overall, the transactions noted above, combined with other previously disclosed asset sales, generated approximately $4.2 billion of total divestiture proceeds. We are also marketing approximately $1 billion of additional non-core assets across our U.S. portfolio as we progress toward the $5 billion target.

Capital Expenditures

The following table below presents our expected 2018 capital expenditures.

	Q3 2018 - Q4 2018			Full Year 2018
	(Billions)
Exploration and production	$0.9	—	$1.1	$2.2	—	$2.4
Total	$1.0	—	$1.3	$2.3	—	$2.6

Credit Availability

We have a $3.0 billion Senior Credit Facility. As of June 30, 2018, we had approximately $2.9 billion available under this facility, net of $51 million in outstanding letters of credit, and were in compliance with the facility’s financial covenant. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2018, there were no borrowings under our commercial paper program.

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

Share Repurchase Program

During March 2018, our Board of Directors authorized a $1.0 billion share repurchase program of our common stock. In June 2018, in conjunction with the announcement of the divestiture of our investment in EnLink and the General Partner, we announced the expansion of the authorized share repurchase by an additional $3.0 billion, bringing the total to $4.0 billion. The share repurchase program expires December 31, 2019. Through July 27, 2018, we had repurchased 23.2 million common shares for $942 million, or $40.65 per share. We expect to complete the $4 billion share repurchase program by the first half of 2019.

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

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2018 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Additionally, we’ve presented our discontinued operations associated with the sale of our aggregate interests in EnLink and the General Partner, separately, to show our results on a go-forward basis. For more information on the results of operations for EnLink and the General Partner, see Note 19 in “Part I. Financial Information – Item 1. Financial Statements”. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, noncash asset impairments (including noncash unproved asset impairments), deferred tax asset valuation allowance, costs associated with early retirement of debt, fair value changes in derivative financial instruments and foreign currency, restructuring and transaction costs associated with the 2018 workforce reduction and settlements relating to minimum volume contract commitments.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and core earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended June 30,					Six Months Ended June 30,
	Before tax	After tax	After Noncontrolling Interests		Per Diluted Share	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2018
Continuing Operations
Loss attributable to Devon (GAAP)	$(481)	$(474)	$(474)		$(0.92)	$(726)	$(685)	$(685)	$(1.33)
Adjustments:
Asset dispositions	23	18	18		0.03	11	9	9	0.02
Asset and exploration impairments	207	159	159		0.31	217	166	166	0.32
Deferred tax asset valuation allowance	—	73	73		0.14	—	79	79	0.15
Early retirement of debt	—	—	—		—	312	240	240	0.46
Fair value changes in financial instruments and foreign currency	376	291	291		0.56	437	351	351	0.68
Restructuring and transaction costs	94	72	72		0.14	94	72	72	0.14
Core earnings attributable to Devon (Non-GAAP)	$219	$139	$139		$0.26	$345	$232	$232	$0.44
Discontinued Operations
Earnings attributable to Devon (GAAP)	$149	$139	$49		$0.09	$213	$197	$63	$0.13
Adjustments:
Fair value changes and minimum volume commitment settlement	(36)	(30)	(11)	`	(0.01)	(34)	(28)	(10)	(0.03)
Core earnings attributable to Devon (Non-GAAP)	$113	$109	$38		$0.08	$179	$169	$53	$0.10
Total
Loss attributable to Devon (GAAP)	$(332)	$(335)	$(425)		$(0.83)	$(513)	$(488)	$(622)	$(1.20)
Adjustments:
Continuing Operations	700	613	613		1.18	1,071	917	917	1.77
Discontinued Operations	(36)	(30)	(11)		(0.01)	(34)	(28)	(10)	(0.03)
Core earnings attributable to Devon (Non-GAAP)	$332	$248	$177		$0.34	$524	$401	$285	$0.54

2017
Continuing Operations
Earnings attributable to Devon (GAAP)	$207	$212	$212		$0.40	$520	$520	$520	$0.99
Adjustments:
Asset dispositions	(22)	(13)	(13)		(0.03)	(30)	(19)	(19)	(0.04)
Asset and exploration impairments	21	13	13		0.02	62	39	39	0.08
Deferred tax asset valuation allowance	—	(54)	(54)		(0.10)	—	(155)	(155)	(0.30)
Fair value changes in financial instruments and foreign currency	(144)	(109)	(109)		(0.20)	(389)	(266)	(266)	(0.51)
Core earnings attributable to Devon (Non-GAAP)	$62	$49	$49		$0.09	$163	$119	$119	$0.22
Discontinued Operations
Earnings attributable to Devon (GAAP)	$37	$33	$7		$0.01	$49	$42	$2	$0.00
Adjustments:
Asset dispositions, impairments, fair value changes and early retirement of debt	(17)	(13)	(8)		$(0.01)	(11)	(8)	(5)	$0.00
Core earnings (loss) attributable to Devon (Non-GAAP)	$20	$20	$(1)		$0.00	$38	$34	$(3)	$0.00
Total
Earnings attributable to Devon (GAAP)	$244	$245	$219		$0.41	$569	$562	$522	$0.99
Adjustments:
Continuing Operations	(145)	(163)	(163)		(0.31)	(357)	(401)	(401)	(0.77)
Discontinued Operations	(17)	(13)	(8)		(0.01)	(11)	(8)	(5)	0.00
Core earnings attributable to Devon (Non-GAAP)	$82	$69	$48		$0.09	$201	$153	$116	$0.22

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2018, we have commodity derivatives that pertain to a portion of our production for the last six months of 2018, as well as 2019 and 2020. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 4 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2018, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $522 million.

Interest Rate Risk

As of June 30, 2018, we had total debt of $6.1 billion. All of our debt is based on fixed interest rates averaging 5.4%.

As of June 30, 2018, we had an open interest rate swap position that is presented in Note 4 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair value of our interest rate swap is largely determined by estimates of the forward curves of the 3-month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at June 30, 2018.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our June 30, 2018 balance sheet.

Devon engages in intercompany loan activity between subsidiaries with different functional currencies. The value of these foreign currency denominated intercompany loans increases or decreases from the remeasurement into the subsidiaries’ functional currency. Based on the amount of the intercompany loans as of June 30, 2018, a 10% change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2018 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2018 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	3,641	$33.59	3,626	$796
May 1 - May 31	490	$38.22	396	$781
June 1 - June 30	7,172	$42.39	7,132	$3,479
Total	11,303	$39.37	11,154

(1)

In addition to shares purchased under the share repurchases program described above, these amounts also included 149,000 shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

(2)

On March 7, 2018, we announced a $1.0 billion share repurchase program. On June 6, 2018, we announced the expansion of this program to $4 billion with a December 31, 2019 expiration date. The expansion and extension were contingent upon the closing of the sale of our interests in EnLink and the General Partner, which occurred in July 2018. As of June 30, 2018, we had repurchased 13.7 million common shares for $521 million, or $38.01 per share, under this program. Future purchases under the program will be made in open market or private transactions, or through the use of accelerated share repurchase programs.

Under the Devon Plan, eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 9,800 shares of our common stock in the second quarter of 2018, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Similarly, eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the second quarter of 2018, there were no shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1

Purchase Agreement, dated June 5, 2018, by and among Devon Gas Services, L.P., Southwestern Gas Pipeline, L.L.C., EnLink Midstream Manager, LLC, GIP III Stetson I, L.P., GIP III Stetson II, L.P. and, solely for certain purposes described therein, Devon Energy Corporation (incorporated by reference to Exhibit 2.1 to Devon Energy Corporation’s Current Report on Form 8-K filed on June 7, 2018).

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

DEVON ENERGY CORPORATION

Date: August 1, 2018	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer