Form 10-Q
period 2018-09-30
DEVON ENERGY CORP/DE
filed 2018-11-07
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On October 17, 2018, 468.2 million shares of common stock were outstanding.

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

“2012 Senior Credit Facility” means Devon’s syndicated unsecured revolving line of credit, effective as of October 24, 2012.

“2018 Senior Credit Facility” means Devon’s syndicated unsecured revolving line of credit, effective as of October 5, 2018.

“ASC” means Accounting Standards Codification.

“ASR” means an accelerated share-repurchase transaction with a financial institution to repurchase Devon’s common stock.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Upstream revenues	$1,332	$1,101	$3,720	$3,974
Marketing revenues	1,247	832	3,306	2,524
Total revenues	2,579	1,933	7,026	6,498
Production expenses	554	448	1,669	1,360
Exploration expenses	32	57	133	209
Marketing expenses	1,217	843	3,250	2,571
Depreciation, depletion and amortization	416	370	1,235	1,139
Asset impairments	2	—	156	—
Asset dispositions	(6)	(170)	5	(200)
General and administrative expenses	147	170	499	546
Financing costs, net	75	78	524	238
Restructuring and transaction costs	11	—	105	—
Other expenses	(31)	(70)	14	(92)
Total expenses	2,417	1,726	7,590	5,771
Earnings (loss) from continuing operations before income taxes	162	207	(564)	727
Income tax expense (benefit)	(138)	13	(179)	13
Net earnings (loss) from continuing operations	300	194	(385)	714
Net earnings from discontinued operations, net of income tax expense	2,263	18	2,460	60
Net earnings	2,563	212	2,075	774
Net earnings attributable to noncontrolling interests	26	19	160	59
Net earnings attributable to Devon	$2,537	$193	$1,915	$715
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$0.61	$0.37	$(0.76)	$1.36
Basic earnings from discontinued operations per share	4.56	—	4.50	—
Basic net earnings per share	$5.17	$0.37	$3.74	$1.36
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$0.61	$0.37	$(0.76)	$1.35
Diluted earnings from discontinued operations per share	4.53	—	4.47	—
Diluted net earnings per share	$5.14	$0.37	$3.71	$1.35
Comprehensive earnings (loss):
Net earnings	$2,563	$212	$2,075	$774
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	35	42	(47)	78
Pension and postretirement plans	36	5	43	14
Other comprehensive earnings (loss), net of tax	71	47	(4)	92
Comprehensive earnings	$2,634	$259	$2,071	$866
Comprehensive earnings attributable to noncontrolling interests	26	19	160	59
Comprehensive earnings attributable to Devon	$2,608	$240	$1,911	$807

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,563	$212	$2,075	$774
Adjustments to reconcile net earnings to net cash from operating activities:
Earnings from discontinued operations, net of tax	(2,263)	(18)	(2,460)	(60)
Depreciation, depletion and amortization	416	370	1,235	1,139
Asset impairments	2	—	156	—
Leasehold impairments	15	16	76	80
Accretion on discounted liabilities	15	15	46	47
Total (gains) losses on commodity derivatives	276	144	814	(214)
Cash settlements on commodity derivatives	(91)	24	(211)	43
(Gains) losses on asset dispositions	(6)	(170)	5	(200)
Deferred income tax benefit	(114)	(25)	(132)	(57)
Share-based compensation	31	33	127	114
Early retirement of debt	—	—	312	—
Total (gains) losses on foreign exchange	(28)	(74)	53	(138)
Settlements of intercompany foreign denominated assets/liabilities	—	—	(243)	10
Other	42	(14)	(8)	(3)
Changes in assets and liabilities, net	(51)	(12)	(159)	121
Net cash from operating activities - continuing operations	807	501	1,686	1,656
Cash flows from investing activities:
Capital expenditures	(598)	(467)	(1,851)	(1,298)
Acquisitions of property and equipment	(19)	(6)	(35)	(39)
Divestitures of property and equipment	89	280	696	387
Net cash from investing activities - continuing operations	(528)	(193)	(1,190)	(950)
Cash flows from financing activities:
Repayments of long-term debt principal	(21)	—	(828)	—
Early retirement of debt	—	—	(304)	—
Repurchases of common stock	(1,698)	—	(2,197)	—
Dividends paid on common stock	(38)	(30)	(112)	(95)
Shares exchanged for tax withholdings	(3)	(1)	(47)	(57)
Net cash from financing activities - continuing operations	(1,760)	(31)	(3,488)	(152)
Effect of exchange rate changes on cash:
Settlements of intercompany foreign denominated assets/liabilities	—	—	243	(10)
Other	10	12	(21)	22
Total effect of exchange rate changes on cash - continuing operations	10	12	222	12
Net change in cash, cash equivalents and restricted cash of continuing operations	(1,471)	289	(2,770)	566
Cash flows from discontinued operations:
Operating activities	46	200	476	528
Investing activities	2,950	(191)	2,548	(475)
Financing activities	71	187	183	276
Net change in cash, cash equivalents and restricted cash of discontinued operations	3,067	196	3,207	329
Net change in cash, cash equivalents and restricted cash	1,596	485	437	895
Cash, cash equivalents and restricted cash at beginning of period	1,525	2,369	2,684	1,959
Cash, cash equivalents and restricted cash at end of period	$3,121	$2,854	$3,121	$2,854

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,102	$2,639	$3,102	$2,639
Restricted cash included in other current assets	19	73	19	73
Cash and cash equivalents included in current assets held for sale	—	142	—	142
Total cash, cash equivalents and restricted cash	$3,121	$2,854	$3,121	$2,854

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,102	$2,642
Accounts receivable	1,226	989
Current assets held for sale	—	760
Other current assets	429	400
Total current assets	4,757	4,791
Oil and gas property and equipment, based on successful efforts accounting, net	13,056	13,318
Other property and equipment, net	1,146	1,266
Total property and equipment, net	14,202	14,584
Goodwill	841	841
Other long-term assets	372	296
Long-term assets held for sale	—	9,729
Total assets	$20,172	$30,241
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$777	$633
Revenues and royalties payable	947	748
Short-term debt	257	115
Current liabilities held for sale	—	991
Other current liabilities	1,243	828
Total current liabilities	3,224	3,315
Long-term debt	5,791	6,749
Asset retirement obligations	1,103	1,099
Other long-term liabilities	613	549
Long-term liabilities held for sale	—	3,936
Deferred income taxes	543	489
Equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 474 million and 525 million shares in 2018 and 2017, respectively	47	53
Additional paid-in capital	5,217	7,333
Retained earnings	2,505	702
Accumulated other comprehensive earnings	1,164	1,166
Treasury stock, at cost, 0.9 million shares in 2018	(35)	—
Total stockholders’ equity attributable to Devon	8,898	9,254
Noncontrolling interests	—	4,850
Total equity	8,898	14,104
Total liabilities and equity	$20,172	$30,241

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Earnings	Stock	Interests	Equity
	(Unaudited)
Nine Months Ended September 30, 2018
Balance as of December 31, 2017	525	$53	$7,333	$702	$1,166	$—	$4,850	$14,104
Net earnings	—	—	—	1,915	—	—	160	2,075
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	—	(4)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(2,271)	—	(2,271)
Common stock retired	(55)	(6)	(2,230)	—	—	2,236	—	—
Common stock dividends	—	—	—	(112)	—	—	—	(112)
Share-based compensation	1	—	114	—	—	—	—	114
Divestment of subsidiary equity investment	—	—	—	—	2	—	(4,863)	(4,861)
Subsidiary equity transactions	—	—	—	—	—	—	72	72
Distributions to noncontrolling interests	—	—	—	—	—	—	(219)	(219)
Balance as of September 30, 2018	474	$47	$5,217	$2,505	$1,164	$(35)	$—	$8,898
Nine Months Ended September 30, 2017
Balance as of December 31, 2016	523	$52	$7,237	$(69)	$1,054	$—	$4,448	$12,722
Net earnings	—	—	—	715	—	—	59	774
Other comprehensive earnings, net of tax	—	—	—	—	92	—	—	92
Restricted stock grants, net of cancellations	1	1	—	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(43)	—	(43)
Common stock retired	—	—	(43)	—	—	43	—	—
Common stock dividends	—	—	—	(95)	—	—	—	(95)
Share-based compensation	1	—	96	—	—	—	—	96
Subsidiary equity transactions	—	—	12	—	—	—	545	557
Distributions to noncontrolling interests	—	—	—	—	—	—	(247)	(247)
Balance as of September 30, 2017	525	$53	$7,302	$551	$1,146	$—	$4,805	$13,857

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

The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2018 and 2017 and Devon’s financial position as of September 30, 2018. As further discussed in Note 3, during the second quarter of 2018, Devon announced the sale of its interests in the General Partner and EnLink, which closed on July 18, 2018. Activity relating to the General Partner and EnLink are classified as discontinued operations within Devon’s consolidated comprehensive statements of earnings and consolidated statements of cash flows. The associated assets and liabilities of EnLink and the General Partner are presented as assets and liabilities held for sale on the consolidated balance sheets.

Recently Adopted Accounting Standards

In January 2018, Devon adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method. See Note 2 for further discussion regarding Devon’s adoption of the revenue recognition standard.

In January 2018, Devon adopted ASU 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same line item as other employee compensation costs. Only the service cost component of net periodic benefit cost is eligible for capitalization. As a result of the adoption of this ASU, consolidated statements of earnings presentation changes were applied retrospectively, while service cost component capitalization was applied prospectively.

In January 2018, Devon adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires an entity to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. As a result of the adoption of this ASU, Devon made changes to the statement of cash flows to include the required presentation and reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents retrospectively. Other than presentation, adoption of this ASU did not have a material impact on Devon’s consolidated statements of cash flows.

Issued Accounting Standards Not Yet Adopted

The FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the lease requirements in Topic 840, Leases. Its objective is to increase transparency and comparability among organizations. This ASU provides guidance requiring lessees to recognize most leases on their balance sheet. Short-term leases can continue being accounted for off balance sheet based on a policy election. Lessor accounting does not significantly change, except for some changes made to align with new revenue recognition requirements. This ASU is effective for Devon beginning January 1, 2019. Early adoption is permitted, but Devon does not plan to early adopt. The guidance will be applied using a modified retrospective transition method at the beginning of the earliest period presented in the financial statements. Entities will be allowed to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted.

Devon plans to elect the practical expedients provided in the standard that allow entities to not reassess under the new standard our prior conclusions about lease identification and classification related to contracts that commenced prior to adoption and allows the new guidance to be applied prospectively to all new or modified land easements and rights-of-way. Devon also plans to elect a policy to not recognize right-of-use assets and lease liabilities related to short-term leases.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon has determined its portfolio of leased assets and is reviewing all related contracts to determine the impact the adoption will have on its consolidated financial statements and related disclosures. Devon anticipates recognizing right-of-use assets and lease liabilities for certain commitments related to real estate, drilling rigs and other equipment related to the exploration and development of oil and gas. Devon has designed processes and controls and has implemented a technology solution needed to comply with the requirements of this ASU. The adoption will increase asset and liability balances on the consolidated balance sheets due to the required recognition of right-of-use assets and corresponding lease liabilities.

The FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU will expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities. The guidance also eliminates the requirement to separately measure and report hedge ineffectiveness. This ASU is effective for annual and interim periods beginning January 1, 2019, with early adoption permitted in 2018. This ASU only applies to entities that elect hedge accounting, which Devon has not for derivative financial instruments. Devon continues to evaluate the provisions of this ASU and the impact it may have on its consolidated financial statements if hedge accounting were elected in the future.

The FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This ASU allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Legislation. The ASU is effective for fiscal years beginning January 1, 2019, including interim periods within those fiscal years and allows for early adoption in any interim period after issuance of the update. Devon is currently assessing the impact this ASU will have on its consolidated financial statements.

The FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. This ASU will eliminate, add and modify certain disclosure requirements for fair value measurement. The ASU is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted for either the entire standard or only the provisions that eliminate or modify requirements. The ASU requires the additional disclosure requirements to be adopted using a prospective approach and all other amendments are required to be adopted using a retrospective approach. Devon is currently evaluating the provisions of this ASU and assessing the impact it may have on its disclosures in the notes to the consolidated financial statements.

The FASB issued ASU 2018-14, Compensation, Retirement Benefits and Defined Benefit Plans (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU will eliminate and add certain disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. This ASU is effective for annual and interim periods beginning January 1, 2021, with early adoption permitted. The ASU is required to be adopted using a retrospective approach. Devon is currently evaluating the provisions of this ASU and assessing the impact it may have on its disclosures in the notes to the consolidated financial statements.

The FASB issued ASU 2018-15, Intangibles, Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU will require a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This ASU is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted. Entities have the option to adopt the ASU using either a retrospective approach or a prospective approach applied to all implementation costs incurred after the date of adoption. Devon is currently evaluating the provisions of this ASU and assessing the impact it may have on its consolidated financial statements.

The SEC released Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends various SEC disclosure requirements determined to be redundant, duplicative, overlapping, outdated or superseded as part of the SEC’s ongoing disclosure effectiveness initiative. The rule is effective November 5, 2018. The rule amends numerous SEC rules, items and forms covering a diverse group of topics. As the changes are generally expected to reduce or eliminate disclosures, Devon is currently evaluating and assessing the impact it may have on its disclosures.

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

The impact of adoption in the current period results is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606	Under ASC 605	Increase/ (Decrease)	Under ASC 606	Under ASC 605	Increase/ (Decrease)
Upstream revenues	$1,332	$1,268	$64	$3,720	$3,529	$191
Marketing revenues	1,247	1,247	—	3,306	3,306	—
Total impacted revenues	$2,579	$2,515	$64	$7,026	$6,835	$191

Production expenses	$554	$490	$64	$1,669	$1,478	$191
Marketing expenses	1,217	1,217	—	3,250	3,250	—
Total impacted expenses	$1,771	$1,707	$64	$4,919	$4,728	$191

Earnings (loss) from continuing operations before income taxes	$162	$162	$—	$(564)	$(564)	$—

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

Natural gas and NGL sales

Under Devon’s natural gas processing contracts, natural gas is delivered to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds for the resulting sales of NGLs and residue gas. In these scenarios, Devon evaluates whether it is the principal or the agent in the transaction. Devon has concluded it is the principal under these contracts and the ultimate third party is the customer. Revenue is recognized on a gross basis, with gathering, processing and transportation fees presented as a component of production expenses in the consolidated comprehensive statements of earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In certain natural gas processing agreements, Devon may elect to take residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. Through the marketing process, the product is delivered to the ultimate third-party purchaser at a contractually agreed-upon delivery point, and Devon receives a specified index price from the purchaser. In this scenario, revenue is recognized when control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering, processing and compression fees attributable to the gas processing contract, as well as any transportation fees incurred to deliver the product to the purchaser, are presented as gathering, processing and transportation expense as a component of production expenses in the consolidated comprehensive statements of earnings.

Oil sales

Devon’s oil sales contracts are generally structured in one of two ways. First, production is sold at the wellhead at an agreed-upon index price, net of pricing differentials. In this scenario, revenue is recognized when control transfers to the purchaser at the wellhead at the net price received. Alternatively, production is delivered to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title and risk of loss of the product. Under this arrangement, a third party is paid to transport the product and Devon receives a specified index price from the purchaser with no transportation deduction. In this scenario, revenue is recognized when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The third-party costs are recorded as gathering, processing and transportation expense as a component of production expenses in the consolidated comprehensive statements of earnings.

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

Contract Balances

Cash received relating to future performance obligations are deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered material as of September 30, 2018. Devon’s product sales and marketing contracts do not give rise to contract assets under ASC 606.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Disaggregation of Revenue

Revenue from oil, gas and NGL sales and marketing revenues represent revenue from contracts with customers. The following table presents revenue from contracts with customers that are disaggregated based on the type of good.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Oil	$794	$298	$1,092	$2,279	$841	$3,120
Gas	210	—	210	672	—	672
NGL	306	—	306	742	—	742
Oil, gas and NGL revenues from contracts with customers	1,310	298	1,608	3,693	841	4,534
Oil, gas and NGL derivatives	(376)	100	(276)	(976)	162	(814)
Upstream revenues	934	398	1,332	2,717	1,003	3,720

Oil	750	25	775	2,047	66	2,113
Gas	191	—	191	506	—	506
NGL	281	—	281	687	—	687
Total marketing revenues from contracts with customers	1,222	25	1,247	3,240	66	3,306

Total revenues	$2,156	$423	$2,579	$5,957	$1,069	$7,026

3.	Divestitures

2018 Asset Divestitures

During the third quarter of 2018, Devon completed the sale of its aggregate ownership interests in EnLink and the General Partner for $3.125 billion and recognized a gain of approximately $2.6 billion ($2.2 billion after-tax). The proceeds from the sale were utilized to increase Devon’s share repurchase program to $4.0 billion, which is discussed further in Note 19. Additional information on these discontinued operations can be found in Note 20.

Additionally, during the third quarter of 2018, Devon entered into definitive agreements to sell non-core Delaware Basin and Barnett Shale assets for approximately $320 million in the aggregate, before purchase price adjustments. Devon expects to recognize a gain in the consolidated statements of earnings upon closing the transactions in the fourth quarter of 2018.

Subsequent to September 30, 2018, Devon reached an agreement to sell additional non-core assets for $100 million, before purchase price adjustments. The transaction is expected to close in the first quarter of 2019. Devon is currently evaluating the impact this transaction will have on its consolidated financial statements.

During the second quarter of 2018, Devon sold a portion of its Barnett Shale assets, primarily located in Johnson County for $553 million ($481 million after customary purchase price adjustments). Estimated proved reserves associated with these assets are approximately 10% of total proved reserves. The transaction resulted in an adjustment to Devon’s capitalized costs with no gain recognized in the consolidated statements of earnings. In conjunction with the divestiture, Devon settled certain gas processing contracts and recognized an approximately $40 million settlement expense, which is included in asset dispositions within the consolidated statements of earnings.

2017 Asset Divestitures

Through September 30, 2017, Devon completed divestiture transactions with proceeds totaling approximately $400 million, before purchase price adjustments and recognized a net gain of approximately $200 million in the consolidated statements of earnings. Estimated proved reserves associated with these assets were less than 1% of total proved reserves.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility and foreign exchange forward contracts to manage its exposure to fluctuations in the U.S. and Canadian dollar exchange rates. As of September 30, 2018, Devon did not have any open foreign exchange contracts.

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

Commodity Derivatives

As of September 30, 2018, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2018	93,800	$58.95	110,200	$53.95	$64.49
Q1-Q4 2019	57,130	$59.73	79,904	$54.23	$64.23
Q1-Q4 2020	1,740	$62.88	1,989	$57.86	$67.86

	Oil Basis Swaps			Oil Basis Collars
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Differential to WTI ($/Bbl)	Weighted Average Ceiling Differential to WTI ($/Bbl)
Q4 2018	Midland Sweet	23,000	$(1.02)	—	$—	$—
Q4 2018	Argus LLS	12,000	$3.95	—	$—	$—
Q4 2018	Argus MEH	16,000	$2.84	—	$—	$—
Q4 2018	NYMEX Roll	27,000	$0.58	—	$—	$—
Q4 2018	Western Canadian Select	62,109	$(16.41)	1,326	$(15.50)	$(13.93)
Q1-Q4 2019	Midland Sweet	28,000	$(0.46)	—	$—	$—
Q1-Q4 2019	Argus LLS	14,000	$4.82	—	$—	$—
Q1-Q4 2019	Argus MEH	16,000	$2.84	—	$—	$—
Q1-Q4 2019	NYMEX Roll	38,000	$0.45	—	$—	$—
Q1-Q4 2019	Western Canadian Select	10,647	$(23.39)	—	$—	$—
Q1-Q4 2020	NYMEX Roll	38,000	$0.31	—	$—	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of September 30, 2018, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2018	304,000	$2.92	267,000	$2.76	$3.09
Q1-Q4 2019	215,129	$2.81	187,775	$2.65	$3.03
Q1-Q4 2020	6,589	$2.81	7,086	$2.65	$2.95

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2018	Panhandle Eastern Pipe Line	120,000	$(0.51)
Q4 2018	El Paso Natural Gas	100,000	$(1.25)
Q4 2018	Houston Ship Channel	110,000	$0.01
Q4 2018	Transco Zone 4	30,000	$(0.03)
Q1-Q4 2019	Panhandle Eastern Pipe Line	74,384	$(0.75)
Q1-Q4 2019	El Paso Natural Gas	130,000	$(1.46)
Q1-Q4 2019	Houston Ship Channel	122,637	$—
Q1-Q4 2019	Transco Zone 4	7,397	$(0.03)

As of September 30, 2018, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2018	Ethane	6,000	$11.73
Q4 2018	Natural Gasoline	6,500	$56.13
Q4 2018	Normal Butane	7,000	$38.69
Q4 2018	Propane	12,000	$33.72
Q1-Q4 2019	Ethane	1,000	$11.55
Q1-Q4 2019	Natural Gasoline	4,500	$55.93
Q1-Q4 2019	Normal Butane	4,000	$33.69
Q1-Q4 2019	Propane	8,500	$30.01

Interest Rate Derivatives

As of September 30, 2018, Devon had the following open interest rate derivative position:

Notional	Rate Received	Rate Paid	Expiration
$100	1.76%	Three Month LIBOR	January 2019

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commodity derivatives:
Upstream revenues	$(276)	$(144)	$(814)	$214
Marketing revenues	—	—	(1)	3
Interest rate derivatives:
Other expenses	—	(4)	65	(19)
Net gains (losses) recognized	$(276)	$(148)	$(750)	$198

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	September 30, 2018	December 31, 2017
Commodity derivative assets:
Other current assets	$176	$203
Other long-term assets	8	2
Interest rate derivative assets:
Other current assets	—	1
Total derivative assets	$184	$206
Commodity derivative liabilities:
Other current liabilities	$763	$259
Other long-term liabilities	105	27
Interest rate derivative liabilities:
Other current liabilities	1	64
Total derivative liabilities	$869	$350

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated comprehensive statements of earnings. The vesting for certain share-based awards was accelerated in conjunction with the reduction of workforce described in Note 7 and is included in restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

	Nine Months Ended September 30,
	2018	2017
G&A	$95	$107
Exploration expenses	3	6
Restructuring and transaction costs	28	—
Total	$126	$113
Related income tax benefit	$9	$4

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first nine months of 2018. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/17	6,328	$36.81	575	$38.92	2,758		$41.21
Granted	3,573	$36.00	—	$—	845		$37.40
Vested	(3,045)	$38.76	(273)	$42.22	(571)		$84.22
Forfeited	(753)	$35.56	—	$—	(137)		$34.04
Unvested at 9/30/18	6,103	$35.52	302	$35.93	2,895	(1)	$30.17

(1)	A maximum of 5.8 million common shares could be awarded based upon Devon’s final TSR ranking relative to Devon’s peer group established under applicable award agreements.

The following table presents the assumptions related to the performance share units granted in 2018, as indicated in the previous summary table.

	2018
Grant-date fair value	$36.23	—	$37.88
Risk-free interest rate	2.28%
Volatility factor	45.8%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2018.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost	$139	$1	$31
Weighted average period for recognition (years)	2.5	1.0	1.9

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.	Asset Impairments

Unproved Impairments

During the first nine months of 2018 and 2017, Devon impaired certain non-core acreage in the U.S. that it no longer intends to pursue for exploration opportunities, resulting in unproved impairments of $76 million and $80 million, respectively. Unproved impairments are included in exploration expenses in the consolidated comprehensive statements of earnings.

Asset Impairments

During the first nine months of 2018, Devon recognized $109 million of proved asset impairments relating to U.S. non-core assets no longer in its development plans and approximately $47 million of non-oil and gas asset impairments.
7.	Restructuring and Transaction Costs

In April 2018, Devon announced workforce reductions and other initiatives designed to enhance its operational focus and cost structure. As a result, Devon recognized $105 million ($102 million related to personnel) of restructuring expenses during the first nine months of 2018. Of these expenses, $28 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, $15 million resulted from estimated settlements of defined retirement benefits.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
	(Millions)
Balance as of December 31, 2017	$19	$31	$50
Changes due to 2018 workforce reductions	35	—	35
Changes related to prior years' restructurings	1	(10)	(9)
Balance as September 30, 2018	$55	$21	$76

Balance as of December 31, 2016	$48	$62	$110
Changes related to prior years' restructurings	(28)	(26)	(54)
Balance as of September 30, 2017	$20	$36	$56

8.	Other Expenses

The following table summarizes Devon’s other expenses presented in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign exchange (gain) loss, net	$(28)	$(74)	$53	$(138)
Asset retirement obligation accretion	14	16	44	47
Other, net	(17)	(12)	(83)	(1)
Total	$(31)	$(70)	$14	$(92)

Foreign exchange (gain) loss, net

The U.S. dollar is the functional currency for Devon’s consolidated operations except its Canadian subsidiaries, which use the Canadian dollar as the functional currency. The amounts in the table above include both unrealized and realized foreign exchange impacts of foreign currency denominated monetary assets and liabilities, including intercompany loans between subsidiaries with different functional currencies. Unrealized gains and losses arise from the remeasurement of these foreign currency denominated monetary assets and liabilities and intercompany loans. Realized gains and losses arise when there are settlements of these foreign currency denominated monetary assets and liabilities and intercompany loans.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Foreign currency denominated intercompany loan activity in the first nine months of 2018 resulted in a realized loss of $243 million, as a result of the strengthening of the U.S. dollar in relation to the Canadian dollar. These losses during the first nine months of 2018, were partially offset by reversing $195 million of previously recognized unrealized losses on intercompany loan activity.

9.	Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current income tax expense (benefit)	$(24)	$38	$(47)	$70
Deferred income tax benefit	(114)	(25)	(132)	(57)
Total income tax expense (benefit)	$(138)	$13	$(179)	$13

U.S. statutory income tax rate	21%	35%	21%	35%
State income taxes	(5%)	0%	1%	1%
Change in unrecognized tax benefits	(13%)	4%	4%	1%
Other	(7%)	(19%)	(7%)	(7%)
Deferred tax asset valuation allowance	(81%)	(14%)	13%	(28%)
Effective income tax rate	(85%)	6%	32%	2%

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

During the third quarter of 2018, Devon realized $22 million of unrecognized benefits, including $2 million of interest, as a result of the expiration of certain U.S. federal statutes of limitation.

In the table above, the “other” effect is primarily composed of permanent differences for which dollar amounts do not increase or decrease in relation to the change in pre-tax earnings. Generally, such items have an insignificant impact on Devon’s effective income tax rate. However, these items have a more noticeable impact to the rate in the first nine months of 2018 due to lower relative earnings during the period.

Throughout 2017 and through the first two quarters of 2018, Devon’s U.S. segment maintained a 100% valuation allowance against its U.S. deferred tax assets resulting from prior year cumulative financial losses, oil and gas impairments, and significant net operating losses for U.S. federal and state income tax. Devon provided an additional $129 million to its U.S. segment valuation allowance in the first two quarters of 2018 based on the financial losses recorded during that period. However, upon closing the EnLink divestiture in the third quarter of 2018, Devon realized a pre-tax gain of $2.6 billion. Based on its net deferred tax liability position, current period projected net operating loss utilization, and projections of future taxable income, Devon reassessed its position and determined that its U.S. segment is no longer in a full valuation allowance position, maintaining only valuation allowances against certain deferred tax assets, including certain tax credits and state net operating losses. As part of its reassessment, Devon determined that apart from the sale of EnLink and the General Partner, Devon’s U.S. segment would have remained in a full valuation allowance position. Accordingly, the deferred tax benefit resulting from the release of the valuation allowance that was generated in the first two quarters was allocated to continuing operations, while the $259 million of deferred tax benefit resulting from the release of the remainder of the full valuation allowance position was allocated entirely to discontinued operations. A partial valuation allowance continues to be held against certain Canadian segment deferred tax assets. During the first three quarters of 2018, the Canadian segment reduced its valuation allowance by approximately $76 million.

During the first quarter of 2018, Devon repatriated approximately $92 million from certain international entities. This repatriation had no tax impact.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows Devon to record provisional amounts during a measurement period not to extend beyond one

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

year after the enactment date of the Tax Reform Legislation. The 2017 U.S. federal tax return was filed subsequent to the end of the third quarter of 2018. With the completion of the 2017 federal return, Devon considers the accounting of the transition tax, deferred tax remeasurements and other items to now be substantially complete.

10.	Net Earnings (Loss) Per Share from Continuing Operations

The following table reconciles net earnings (loss) from continuing operations and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings (loss) per share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$300	$194	$(385)	$714
Attributable to participating securities	(3)	(2)	(1)	(8)
Basic and diluted earnings (loss) from continuing operations	$297	$192	$(386)	$706
Common shares:
Common shares outstanding - total	491	526	513	525
Attributable to participating securities	(5)	(6)	(6)	(6)
Common shares outstanding - basic	486	520	507	519
Dilutive effect of potential common shares issuable	3	3	—	3
Common shares outstanding - diluted	489	523	507	522
Net earnings (loss) per share from continuing operations:
Basic	$0.61	$0.37	$(0.76)	$1.36
Diluted	$0.61	$0.37	$(0.76)	$1.35
Antidilutive options (1)	2	2	2	2

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

11.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,227	$1,262	$1,309	$1,226
Change in cumulative translation adjustment	35	58	(61)	108
Income tax benefit (expense)	—	(16)	14	(30)
Ending accumulated foreign currency translation	1,262	1,304	1,262	1,304
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(136)	(163)	(143)	(172)
Recognition of net actuarial loss and prior service cost in earnings (1)	92	5	99	14
Curtailment and settlement of pension benefits	(34)	—	(34)	—
Income tax expense	(22)	—	(22)	—
Ending accumulated pension and postretirement benefits	(100)	(158)	(100)	(158)
Other	2	—	2	—
Accumulated other comprehensive earnings, net of tax	$1,164	$1,146	$1,164	$1,146

(1)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of other expenses in the accompanying consolidated comprehensive statements of earnings. See Note 18 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Changes in assets and liabilities, net
Accounts receivable	$(65)	$(102)	$(216)	$(28)
Other current assets	1	26	(94)	13
Other long-term assets	(3)	3	(84)	13
Accounts payable	14	29	96	97
Revenues and royalties payable	(12)	(30)	200	21
Other current liabilities	38	69	(25)	17
Other long-term liabilities	(24)	(7)	(36)	(12)
Total	$(51)	$(12)	$(159)	$121
Supplementary cash flow data - total operations:
Interest paid (net of capitalized interest)	$61	$51	$275	$287
Income taxes paid (received)	$37	$—	$31	$(1)

13.	Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2018	December 31, 2017
Oil, gas and NGL sales	$619	$559
Joint interest billings	176	134
Marketing revenues	323	278
Other	117	29
Gross accounts receivable	1,235	1,000
Allowance for doubtful accounts	(9)	(11)
Net accounts receivable	$1,226	$989

14.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2018	December 31, 2017
Property and equipment:
Proved	$47,747	$47,295
Unproved and properties under development	2,409	2,457
Total oil and gas	50,156	49,752
Less accumulated DD&A	(37,100)	(36,434)
Oil and gas property and equipment, net	13,056	13,318
Other property and equipment	1,845	1,955
Less accumulated DD&A	(699)	(689)
Other property and equipment, net	1,146	1,266
Property and equipment, net	$14,202	$14,584

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	Other Current Liabilities

Components of other current liabilities include the following:

	September 30, 2018	December 31, 2017
Derivative liabilities	$764	$323
Accrued interest payable	109	96
Income taxes payable	23	144
Restructuring liabilities	55	19
Other	292	246
Other current liabilities	$1,243	$828

16.	Debt and Related Expenses

A summary of debt is as follows:

	September 30, 2018	December 31, 2017
8.25% due July 1, 2018	$—	$20
2.25% due December 15, 2018	95	95
6.30% due January 15, 2019	162	162
4.00% due July 15, 2021	500	500
3.25% due May 15, 2022	1,000	1,000
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
7.875% due September 30, 2031 (1)	675	1,059
7.95% due April 15, 2032 (1)	366	789
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(24)	(30)
Debt issuance costs	(34)	(39)
Total debt	6,048	6,864
Less amount classified as short-term debt (2)	257	115
Total long-term debt	$5,791	$6,749

(1)	These senior notes were included in the 2018 tender offer repurchases discussed below.
(2)	As of September 30, 2018, short-term debt consists of Devon’s $95 million of 2.25% senior notes due December 15, 2018 and $162 million of 6.30% senior notes due January 15, 2019.

Credit Lines

Under its 2012 Senior Credit Facility, Devon had $3.0 billion of available credit. As of September 30, 2018, Devon had no outstanding borrowings and had issued $50 million in outstanding letters of credit under this facility. The 2012 Senior Credit Facility contained only one material financial covenant. This covenant required Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as impairments. As of September 30, 2018, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 21.5%.

On October 5, 2018, Devon terminated its 2012 Senior Credit Facility and subsequently entered into a new $3.0 billion revolving 2018 Senior Credit Facility with a financial covenant and other terms similar to the 2012 Senior Credit Facility. The 2018 Senior Credit Facility matures on October 5, 2023, with the option to extend the maturity date by two additional one-year periods.

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

In July 2018, Devon repaid the $20 million of 8.25% senior notes at maturity.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest based on debt outstanding	$81	$97	$258	$292
Early retirement of debt	—	—	312	—
Capitalized interest	(6)	(18)	(41)	(50)
Other	—	(1)	(5)	(4)
Total net financing costs	$75	$78	$524	$238

17.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Nine Months Ended September 30,
	2018	2017
Asset retirement obligations as of beginning of period	$1,138	$1,258
Liabilities incurred	32	30
Liabilities settled and divested	(83)	(53)
Revision of estimated obligation	23	(184)
Accretion expense on discounted obligation	44	47
Foreign currency translation adjustment	(14)	29
Asset retirement obligations as of end of period	1,140	1,127
Less current portion	37	41
Asset retirement obligations, long-term	$1,103	$1,086

During the first nine months of 2018, Devon reduced its asset retirement obligation by $61 million, primarily as a result of Devon’s 2018 divestitures. For additional information, see Note 3.

During the first quarter of 2017, Devon reduced its estimated asset retirement obligations by $184 million, primarily due to changes in the assumed inflation rate and retirement dates for its oil and gas assets.

18.	Retirement Plans

During the third quarter of 2018, Devon entered into a group annuity contract, under which a third party has permanently assumed certain of Devon’s defined benefit pension obligations. The purchase of this group annuity contract reduced Devon’s pension assets and liabilities by approximately $190 million, representing approximately 15% of the total obligations of Devon’s pension plans. In connection with this transaction, Devon recorded a settlement expense of approximately $34 million, which was reclassified from other comprehensive earnings to other expense on the consolidated comprehensive statements of earnings in the current period.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the components of net periodic benefit cost for Devon’s pension and postretirement benefit plans.

	Pension Benefits				Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$2	$4	$8	$12	$—	$—	$—	$—
Interest cost	10	11	30	32	—	—	—	—
Expected return on plan assets	(11)	(14)	(39)	(41)	—	—	—	—
Amortization of prior service cost (1)	—	—	1	1	—	—	(1)	(1)
Net actuarial loss (1)	3	5	10	14	—	—	—	—
Net periodic benefit cost (2)	$4	$6	$10	$18	$—	$—	$(1)	$(1)

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings.
(2)

The service cost component of net periodic benefit cost is included in G&A expense and the remaining components of net periodic benefit costs are included in other expenses in the accompanying consolidated comprehensive statements of earnings.

19.	Stockholders’ Equity

Share Repurchase Program

In March 2018, Devon announced a share repurchase program to buy up to $1.0 billion of shares of common stock. In June 2018, in conjunction with the announced divestiture of its investment in EnLink and the General Partner, Devon increased its program by an additional $3.0 billion, bringing the total repurchase program to $4.0 billion. The share repurchase program expires December 31, 2019.

During the third quarter of 2018, Devon entered into and completed an ASR transaction to repurchase $1.0 billion of the $4.0 billion program. The table below provides information regarding purchases of Devon’s common stock that were made during the first nine months of 2018 (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
First quarter 2018:
Open-Market	2,561	$82	$32.19
Second quarter 2018:
Open-Market	11,154	439	39.35
Third quarter 2018:
Open-Market	16,492	712	43.13
ASR	24,330	1,000	41.10
Total	40,822	1,712	41.92
Total year-to-date	54,537	$2,233	$40.94

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

The table below summarizes the dividends Devon paid on its common stock.

	Amounts	Rate Per Share
Quarter Ended 2018:
First quarter 2018	$32	$0.06
Second quarter 2018	42	$0.08
Third quarter 2018	38	$0.08
Total year-to-date	$112
Quarter Ended 2017:
First quarter 2017	$32	$0.06
Second quarter 2017	33	$0.06
Third quarter 2017	30	$0.06
Total year-to-date	$95

Devon increased the quarterly dividend by 33% to $0.08 per share in the second quarter of 2018.

20.	Discontinued Operations

On June 6, 2018, Devon announced that it had entered into an agreement to sell its aggregate ownership interests in EnLink and the General Partner for $3.125 billion. Upon entering into the agreement to sell its ownership interest in June 2018, Devon concluded that the transaction was a strategic shift and met the requirements of assets held for sale and discontinued operations. As part of its assessment, Devon considered the following: 1) Devon is exiting its entire midstream business ownership; 2) EnLink and the General Partner is a separate reportable segment and is a component of Devon’s business; and 3) the transaction resulted in a material reduction in total assets, debt, revenues, net earnings and operating cash flows. As a result, Devon classified the results of operations and cash flows related to EnLink and the General Partner as discontinued operations on its consolidated financial statements. Additionally, Devon ceased depreciation and amortization for all plant, property and equipment and intangible assets classified as assets held for sale on the date the sales agreement was signed.

On July 18, 2018, Devon completed the sale of its aggregate ownership interests in EnLink and the General Partner for $3.125 billion and recognized a gain of approximately $2.6 billion ($2.2 billion after-tax). As current (cash) income taxes associated with the transaction was approximately $12 million, the vast majority of the tax effect relates to deferred tax expense offset by the valuation allowance adjustment explained in Note 9.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts reported in the consolidated comprehensive statements of earnings as discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Marketing and midstream revenues	$360	$1,223	$3,567	$3,468
Marketing and midstream expenses	302	981	2,912	2,781
Depreciation, depletion and amortization	—	142	244	407
General and administrative expenses	7	31	65	98
Financing costs, net	9	50	98	134
Asset dispositions	(2,607)	1	(2,607)	1
Other expenses	(1)	(2)	(8)	(22)
Total expenses	(2,290)	1,203	704	3,399
Earnings from discontinued operations before income taxes	2,650	20	2,863	69
Income tax expense	387	2	403	9
Net earnings from discontinued operations, net of income tax expense	2,263	18	2,460	60
Net earnings attributable to noncontrolling interests	26	19	160	59
Net earnings (loss) from discontinued operations attributable to Devon	$2,237	$(1)	$2,300	$1

The following table presents the carrying amounts of the assets and liabilities classified as held for sale on the consolidated balance sheets.

December 31, 2017
Cash and cash equivalents	$31
Accounts receivable	681
Other current assets	48
Midstream and other property and equipment, net	6,587
Goodwill	1,542
Other long-term assets	1,600
Total assets held for sale	$10,489

Accounts payable	$186
Revenues and royalties payable	432
Other current liabilities	373
Long-term debt	3,542
Deferred income taxes	346
Other long-term liabilities	48
Total liabilities held for sale	$4,927

As part of the sale agreement, Devon extended its fixed-fee gathering and processing contracts with respect to the Bridgeport and Cana plants with EnLink through 2029. Although the agreements were extended to 2029, the minimum volume commitments for the Bridgeport and Cana plants continue through year-end 2018 and the Chisholm plant through early 2021, as shown in the following table.

	Minimum	Minimum
	Gathering Volume	Processing Volume
Contract	Commitment (MMcf/d)	Commitment (MMcf/d)
Bridgeport gathering and processing contract	850	650
Cana gathering and processing contract	330	330
Chisholm gathering and processing contract	77-128	77-128

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

From the period of July 19, 2018 through September 30, 2018, Devon had net outflows of approximately $200 million with EnLink, which primarily related to gathering and processing expenses. These net outflows represent gross cash amounts and not net working interest amounts.

Prior to the divestment of Devon’s aggregate ownership of EnLink and the General Partner, certain activity between Devon and EnLink were eliminated in consolidation. Subsequent to the divestment, all activity related to EnLink represent third-party transactions and are no longer eliminated in consolidation.

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. None of the items below are measured using Level 3 inputs. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables and accrued expenses included in the accompanying consolidated balance sheets approximated fair value at September 30, 2018 and December 31, 2017. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, the fair values of oil and gas assets and goodwill and related impairments are measured as of the impairment date using Level 3 inputs. More information on asset impairments is provided in Note 6.

As discussed further in Note 20, Devon’s announcement of the sale of its aggregate ownership interests in EnLink and the General Partner resulted in Devon reclassifying the related assets and liabilities to held for sale on the consolidated balance sheets as of December 31, 2017.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
September 30, 2018 assets (liabilities):
Cash equivalents	$2,216	$2,216	$2,216	$—
Commodity derivatives	$184	$184	$—	$184
Commodity derivatives	$(868)	$(868)	$—	$(868)
Interest rate derivatives	$(1)	$(1)	$—	$(1)
Debt	$(6,048)	$(6,458)	$—	$(6,458)
December 31, 2017 assets (liabilities):
Cash equivalents	$1,533	$1,533	$1,454	$79
Commodity derivatives	$205	$205	$—	$205
Commodity derivatives	$(286)	$(286)	$—	$(286)
Interest rate derivatives	$1	$1	$—	$1
Interest rate derivatives	$(64)	$(64)	$—	$(64)
Debt	$(6,864)	$(8,131)	$—	$(8,131)

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

Devon considers EnLink, combined with the General Partner, to be a segment that is distinct from the U.S. and Canadian operating segments. EnLink’s operations consist of midstream assets and operations located in the U.S. Additionally, EnLink has a management team that is primarily responsible for capital and resource allocation decisions. However, with Devon’s recent announcement and closing of the divestment of the General Partner and EnLink, activity related to the General Partner and EnLink

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

have now been classified as discontinued operations within Devon’s consolidated comprehensive statements of earnings and consolidated statements of cash flows, and the associated assets and liabilities of EnLink and the General Partner are presented as assets and liabilities held for sale on the consolidated balance sheets. Additional information can be found in Note 20.

	U.S.	Canada	Total
Three Months Ended September 30, 2018:
Revenues from external customers	$2,156	$423	$2,579
Depreciation, depletion and amortization	$342	$74	$416
Interest expense	$78	$8	$86
Asset impairments	$2	$—	$2
Asset dispositions	$(6)	$—	$(6)
Restructuring and transaction costs	$7	$4	$11
Earnings (loss) from continuing operations before income taxes	$(11)	$173	$162
Income tax expense (benefit)	$(164)	$26	$(138)
Net earnings from continuing operations	$153	$147	$300
Capital expenditures, including acquisitions	$492	$66	$558
Three Months Ended September 30, 2017:
Revenues from external customers	$1,575	$358	$1,933
Depreciation, depletion and amortization	$278	$92	$370
Interest expense	$82	$3	$85
Asset dispositions	$(170)	$—	$(170)
Earnings from continuing operations before income taxes	$145	$62	$207
Income tax expense (benefit)	$(5)	$18	$13
Net earnings from continuing operations	$150	$44	$194
Capital expenditures, including acquisitions	$482	$95	$577
Nine Months Ended September 30, 2018:
Revenues from external customers	$5,957	$1,069	$7,026
Depreciation, depletion and amortization	$989	$246	$1,235
Interest expense	$397	$153	$550
Asset impairments	$156	$—	$156
Asset dispositions	$5	$—	$5
Restructuring and transaction costs	$92	$13	$105
Earnings (loss) from continuing operations before income taxes	$(598)	$34	$(564)
Income tax benefit	$(150)	$(29)	$(179)
Net earnings (loss) from continuing operations	$(448)	$63	$(385)
Property and equipment, net	$10,053	$4,149	$14,202
Total assets	$15,104	$5,068	$20,172
Capital expenditures, including acquisitions	$1,689	$215	$1,904
Nine Months Ended September 30, 2017:
Revenues from external customers	$5,547	$951	$6,498
Depreciation, depletion and amortization	$863	$276	$1,139
Interest expense	$243	$8	$251
Asset dispositions	$(199)	$(1)	$(200)
Earnings from continuing operations before income taxes	$668	$59	$727
Income tax expense	$—	$13	$13
Net earnings from continuing operations	$668	$46	$714
Property and equipment, net	$10,110	$4,321	$14,431
Total continuing assets (1)	$14,105	$5,295	$19,400
Capital expenditures, including acquisitions	$1,213	$248	$1,461

(1)	Total assets in the table above do not include assets held for sale related to Devon’s discontinued operations, which totaled $10.5 billion on September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2018 compared to previous periods and in our financial condition and liquidity since December 31, 2017. For information regarding our critical accounting policies and estimates, see our 2017 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2018 Results

Key components of our sequential quarter financial performance are summarized below.

	Q3 2018 (3)	Q2 2018 (3)	Change
Net earnings (loss) from continuing operations	$300	$(474)	+163%
Net earnings (loss) per diluted share from continuing operations	$0.61	$(0.92)	+166%
Net earnings attributable to Devon from discontinued operations	$2,237	$49	N/M
Net earnings per diluted share attributable to Devon from discontinued operations	$4.53	$0.09	N/M
Net earnings (loss) attributable to Devon	$2,537	$(425)	N/M
Net earnings (loss) per diluted share attributable to Devon	$5.14	$(0.83)	N/M
Core earnings attributable to Devon (1)	$324	$177	+83%
Core earnings attributable to Devon per diluted share (1)	$0.65	$0.34	+90%
Retained production (MBoe/d)	500	495	+1%
Total production (MBoe/d)	522	541	- 4%
Realized price per Boe (2)	$33.50	$31.81	+5%
Operating cash flow from continuing operations	$807	$269	+200%
Capitalized expenditures, including acquisitions	$558	$645	- 13%
Cash and cash equivalents	$3,102	$1,460	+112%
Total debt	$6,048	$6,067	- 0%

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

During the first nine months of 2018, we generated solid operating results with our three-fold strategy of operating in North America’s best resource plays, delivering superior execution and maintaining a high degree of financial strength. As we focus on our strategic objectives of monetizing non-core assets, funding high-return projects, generating free cash flow, maintaining financial strength and returning cash to shareholders, we have had several key accomplishments in 2018.

•

Achieved $4.7 billion in asset sales, including the monetization of EnLink and the General Partner, the closing of the Johnson County divestiture and the announcement of our Delaware Basin divestitures.

•	Continued to improve our 90-day initial production rates and increased STACK and Delaware Basin production 28% in the first nine months of 2018 compared to the first nine months of 2017.
•	Maintained our 2018 capital expenditure forecast.
•	Reduced long-term debt by approximately $830 million, which is expected to reduce annualized borrowing costs by $66 million.
•	Completed a workforce reduction and continue other cost reduction initiatives expected to generate $110 million of annualized savings.
•	Repurchased $2.2 billion of our $4.0 billion share repurchase program, representing a 10% reduction in outstanding shares.
•	Increased our quarterly common stock dividend 33% to $0.08 per share beginning in the second quarter of 2018.

We exited the third quarter of 2018 with liquidity comprised of $3.1 billion of cash and $2.9 billion of available credit under our 2012 Senior Credit Facility. We have no significant debt maturities until 2021. We currently have approximately 75% of our expected oil production and approximately 50% of our expected gas production protected for the remainder of 2018. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio in the U.S. and Canada, including Western Canadian Select and Midland Sweet basis oil hedges. We are currently building our 2019 and 2020 hedge positions at market prices.

Results of Operations – Q3 2018 vs. Q2 2018

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. Due to the nature of our business, including an inherently volatile commodity price environment, we have provided a sequential quarter analysis in order to facilitate the review of our operational results and provide further transparency of our business. Specifically, the graph below shows the change in net earnings from the three months ended June 30, 2018 to the three months ended September 30, 2018. The material changes are further discussed by category on the following pages. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

* Other includes asset impairments, asset dispositions, restructuring and transaction costs and other expenses.

The graph below presents the drivers of the upstream operations change presented above, with additional details and discussion of the drivers following the graph.

Upstream Operations

Production Volumes

	Q3 2018	% of Total	Q2 2018	Change
Oil and bitumen (MBbls/d)
STACK	29	12%	34	- 14%
Delaware Basin	44	19%	45	- 2%
Rockies Oil	15	6%	13	+13%
Heavy Oil	16	7%	17	- 5%
Eagle Ford	31	13%	28	+10%
Other	6	3%	7	- 9%
Retained assets	141	60%	144	- 2%
U.S. divested assets	8	4%	9	- 20%
Total Oil	149	64%	153	- 2%
Bitumen	86	36%	92	- 6%
Total Oil and bitumen	235	100%	245	- 4%

	Q3 2018	% of Total	Q2 2018	Change
Gas (MMcf/d)
STACK	337	32%	329	+2%
Delaware Basin	103	10%	94	+9%
Rockies Oil	18	2%	13	+42%
Heavy Oil	11	1%	12	- 3%
Eagle Ford	84	8%	74	+13%
Barnett Shale	447	43%	447	+0%
Other	1	0%	1	- 34%
Retained assets	1,001	96%	970	+3%
U.S. divested assets	45	4%	158	- 71%
Total	1,046	100%	1,128	- 7%

	Q3 2018	% of Total	Q2 2018	Change
NGLs (MBbls/d)
STACK	40	36%	37	+10%
Delaware Basin	19	16%	15	+21%
Rockies Oil	2	1%	1	+26%
Eagle Ford	15	14%	13	+16%
Barnett Shale	30	27%	31	- 2%
Other	1	1%	1	- 20%
Retained assets	107	95%	98	+9%
U.S. divested assets	6	5%	11	- 43%
Total	113	100%	109	+3%

	Q3 2018	% of Total	Q2 2018	Change
Combined (MBoe/d)
STACK	126	24%	125	+1%
Delaware Basin	79	15%	76	+5%
Rockies Oil	19	4%	16	+17%
Heavy Oil	104	20%	111	- 6%
Eagle Ford	60	12%	54	+12%
Barnett Shale	105	20%	105	- 0%
Other	7	1%	8	- 19%
Retained assets	500	96%	495	+1%
U.S. divested assets	22	4%	46	- 53%
Total	522	100%	541	- 4%

Strong performance in the Eagle Ford, Delaware Basin and Rockies drove retained asset production growth during the third quarter of 2018. These production gains were offset by the effects of facility repairs and other maintenance work at the Jackfish 1 facility as well as by lower production volumes associated with U.S. divested assets.

Field Prices

	Q3 2018	Realization	Q2 2018	Change
Oil and bitumen (per Bbl)
WTI index	$69.60		$67.83	+3%
Access Western Blend index	$43.92		$45.56	- 4%
U.S.	$64.80	93%	$65.41	- 1%
Canada	$31.77	46%	$31.70	+0%
Realized price, unhedged	$50.47	73%	$50.43	+0%
Cash settlements	$(3.04)		$(5.80)
Realized price, with hedges	$47.43	68%	$44.63	+6%

	Q3 2018	Realization	Q2 2018	Change
Gas (per Mcf)
Henry Hub index	$2.91		$2.80	+4%
Realized price, unhedged	$2.19	75%	$2.01	+9%
Cash settlements	$0.01		$0.13
Realized price, with hedges	$2.20	76%	$2.14	+3%

	Q3 2018	Realization	Q2 2018	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$33.05		$28.05	+18%
Realized price, unhedged	$29.59	90%	$24.10	+23%
Cash settlements	$(2.50)		$(1.66)
Realized price, with hedges	$27.09	82%	$22.44	+21%
(1)	Based upon composition of our NGL barrel.

	Q3 2018	Q2 2018	Change
Combined (per Boe)
U.S.	$34.06	$31.97	+7%
Canada	$31.24	$31.17	+0%
Realized price, unhedged	$33.50	$31.81	+5%
Cash settlements	$(1.89)	$(2.68)
Realized price, with hedges	$31.61	$29.13	+8%

Commodity index prices improved in the third quarter of 2018 compared to the second quarter of 2018. Primarily driven by a 23% increase in our realized NGL price, our oil, gas and NGL sales increased $68 million.

Hedging

	Q3 2018	Q2 2018

Oil	$(66)	$(129)
Natural gas	1	14
NGL	(26)	(16)
Total cash settlements	(91)	(131)
Valuation changes	(185)	(366)
Total	$(276)	$(497)

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

Production Expenses

	Q3 2018	Q2 2018	Change
LOE	$234	$269	- 13%
Gathering, processing & transportation	219	224	- 2%
Production taxes	82	67	+23%
Property taxes	19	12	+61%
Total	$554	$572	- 3%
Per Boe:
LOE	$4.89	$5.45	- 10%
Gathering, processing & transportation	$4.55	$4.55	+0%
Percent of oil, gas and NGL sales:
Production taxes	5.1%	4.2%	+20%

LOE decreased primarily due to the scheduled turnaround expenses incurred at our Jackfish 1 facility during the second quarter of 2018. Production taxes increased on an absolute dollar basis primarily due to the increase in our U.S. upstream revenues, on which the majority of our production taxes are assessed. The increase in Oklahoma severance tax rates that became effective during the third quarter of 2018 also contributed to the increase on an absolute dollar basis and as a percentage of oil, gas and NGL sales. Property taxes increased on our Texas properties.

Exploration Expenses

	Q3 2018	Q2 2018	Change
Unproved impairments	$15	$53	- 72%
Geological and geophysical	1	6	- 83%
Exploration overhead and other	16	9	+78%
Total	$32	$68	- 53%

Unproved impairments primarily relate to certain non-core acreage in the U.S. that we no longer intend to pursue for exploration opportunities.

Other

	Q3 2018	Q2 2018	Change
Asset impairments	$2	$154	- 99%
Asset dispositions	(6)	23	- 126%
Restructuring and transaction costs	11	94	- 88%
Other	(31)	24	- 229%
Total	$(24)	$295	- 108%

Other decreased as we did not recognize material asset impairments or restructuring and transaction costs during the third quarter of 2018. See Note 6 and Note 7, respectively, in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Income Taxes

	Q3 2018	Q2 2018
Current benefit	$(24)	$(27)
Deferred expense (benefit)	(114)	20
Total benefit	$(138)	$(7)
Effective income tax rate	(85%)	1%

For discussion on income taxes, see Note 9 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Discontinued Operations

Discontinued operations net earnings increased primarily due to the gain on the sale of our aggregate ownership interests in EnLink and the General Partner for $2.6 billion ($2.2 billion after-tax). For discussion on discontinued operations, see Note 20 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Results of Operations – 2018 vs. 2017

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

Q3 2018 vs. Q3 2017

The graph below shows the change in net earnings from the three months ended September 30, 2017 to the three months ended September 30, 2018. The material changes are further discussed by category below. Further analysis of the upstream operations change has been provided within a supplemental section to our results of operations beginning on page 37.

* Other includes asset impairments, asset dispositions, restructuring and transaction costs and other expenses.

Net earnings increased $2.4 billion during the third quarter of 2018 compared to the third quarter of 2017. The increase primarily related to a $2.2 billion increase in discontinued operations, a $151 million decrease in income taxes and a $125 million increase in upstream operations. These changes were partially offset by a $216 million change in other items. During the third quarter of 2018, we recognized a $2.6 billion ($2.2 billion after-tax) gain from the sale of our aggregate ownership interests in EnLink and the General Partner. Our income taxes decreased due to the release of our valuation allowance resulting from the gain on the sale of our aggregate ownership interests in EnLink and the General Partner. Upstream operations increased due to a 45% increase in the WTI pricing index, as well as a 95% increase in the realized NGL price, both of which contributed to a $341 million higher field price effect. The higher field prices were partially offset by $132 million of valuation changes and cash settlements for commodity derivatives and a $106 million increase in production expenses. Other items changed due to gains on asset dispositions in the third quarter of 2017 that did not repeat in 2018.

September 30, 2018 YTD vs. September 30, 2017 YTD

The graph below shows the change in net earnings from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The material changes are further discussed by category below. Further analysis of the upstream operations change has been provided within a supplemental section to our results of operations beginning on page 37.

*Other includes asset impairments, asset dispositions, restructuring and transaction costs and other expenses.

Net earnings increased approximately $1.3 billion during the nine months ended 2018 compared to the same period in 2017. The increase largely related to a $2.4 billion increase in discontinued operations, partially offset by a $572 million change in other items, $563 million decrease in upstream operations and $286 million increase in financing costs, net. During the third quarter of 2018, we recognized a $2.6 billion ($2.2 billion after-tax) gain from the sale of our aggregate ownership interests in EnLink and the General Partner. Other changed primarily due to $156 million of asset impairments and $105 million of restructuring charges during the first nine months of 2018 and an approximately $200 million net gain recognized during the first nine months of 2017. Upstream operations decreased due to $1.0 billion of valuation changes and cash settlements for commodity derivatives and a $309 million increase in production expenses, partially offset by a $743 million higher field price effect. The higher field prices were supported by a 34% increase in our U.S. oil price as well as a 75% increase in our NGL price. Additionally, our STACK and Delaware Basin assets improved production by 28% to increase revenues from retained production volumes over the first nine months of 2018 compared to the same time period in 2017. Financing costs, net increased $286 million primarily from $312 million of early retirement costs associated with our approximately $830 million debt retirement in 2018. As a result of this early retirement of debt, we estimate that total cash interest expense has been reduced by approximately $66 million on an annualized basis.

Upstream Operations

The supplemental graphs and charts below present the drivers and details of the upstream operations changes discussed in the previous section.

Q3 2018 vs. Q3 2017

* As further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report, in 2018 the presentation of certain processing arrangements changed from a net to a gross presentation. The change resulted in an increase to our upstream revenues and production expenses by $64 million during the three months ended 2018 with no impact to net earnings.

September 30, 2018 YTD vs. September 30, 2017 YTD

* As further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report, in 2018 the presentation of certain processing arrangements changed from a net to a gross presentation. The change resulted in an increase to our upstream revenues and production expenses by $191 million during the nine months ended 2018 with no impact to net earnings.

Production Volumes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Total	2017	Change	2018	% of Total	2017	Change
Oil and bitumen (MBbls/d)
STACK	29	12%	26	+10%	32	13%	24	+36%
Delaware Basin	44	19%	30	+45%	41	17%	29	+40%
Rockies Oil	15	6%	9	+64%	14	6%	9	+50%
Heavy Oil	16	7%	18	- 11%	17	7%	18	- 4%
Eagle Ford	31	13%	28	+11%	27	11%	36	- 24%
Barnett Shale	—	0%	1	- 100%	1	0%	1	- 14%
Other	6	3%	7	- 10%	6	3%	7	- 7%
Retained assets	141	60%	119	+18%	138	57%	124	+12%
U.S. divested assets	8	4%	11	- 28%	9	4%	11	- 17%
Total Oil	149	64%	130	+15%	147	61%	135	+9%
Bitumen	86	36%	103	- 17%	96	39%	109	- 12%
Total Oil and bitumen	235	100%	233	+1%	243	100%	244	- 0%
Gas (MMcf/d)
STACK	337	32%	304	+11%	330	30%	290	+14%
Delaware Basin	103	10%	86	+20%	97	9%	87	+12%
Rockies Oil	18	2%	6	+176%	14	1%	9	+59%
Heavy Oil	11	1%	16	- 27%	12	1%	17	- 32%
Eagle Ford	84	8%	86	- 2%	74	7%	97	- 24%
Barnett Shale	447	43%	484	- 8%	450	40%	482	- 7%
Other	1	0%	1	- 29%	1	0%	1	+27%
Retained assets	1,001	96%	983	+2%	978	88%	983	- 1%
U.S. divested assets	45	4%	218	- 79%	139	12%	229	- 39%
Total	1,046	100%	1,201	- 13%	1,117	100%	1,212	- 8%
NGLs (MBbls/d)
STACK	40	36%	31	+30%	38	35%	29	+30%
Delaware Basin	19	16%	10	+79%	15	14%	10	+56%
Rockies Oil	2	1%	1	+83%	1	1%	1	+68%
Eagle Ford	15	14%	12	+30%	12	12%	12	- 1%
Barnett Shale	30	27%	26	+15%	30	28%	31	- 2%
Other	1	1%	2	- 44%	1	1%	1	- 25%
Retained assets	107	95%	82	+31%	97	91%	84	+16%
U.S. divested assets	6	5%	12	- 51%	9	9%	12	- 25%
Total	113	100%	94	+20%	106	100%	96	+10%
Combined (MBoe/d)
STACK	126	24%	108	+16%	125	23%	101	+24%
Delaware Basin	79	15%	55	+45%	72	13%	53	+35%
Rockies Oil	19	4%	11	+76%	18	3%	11	+55%
Heavy Oil	104	20%	124	- 16%	115	22%	130	- 11%
Eagle Ford	60	12%	54	+11%	52	10%	65	- 20%
Barnett Shale	105	20%	107	- 2%	105	20%	111	- 5%
Other	7	1%	8	- 18%	7	1%	8	- 7%
Retained assets	500	96%	467	+7%	494	92%	479	+3%
U.S. divested assets	22	4%	60	- 64%	42	8%	63	- 34%
Total	522	100%	527	- 1%	536	100%	542	- 1%

Focused development activities in the STACK, Delaware Basin and Rockies resulted in an approximate 30% increase in production from those areas compared to the three months and nine months ended 2017. This strong performance led to the overall growth in our retained assets as compared to 2017. Production increases from our capital focused assets were partially offset by production decreases related to facility repairs and other maintenance work at the Jackfish 1 facility as well as volumes associated with U.S. divested assets.

Field Prices

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	Realization	2017	Change	2018	Realization	2017	Change
Oil and bitumen (per Bbl)
WTI index	$69.60		$48.14	+45%	$66.79		$49.48	+35%
Access Western Blend index	$43.92		$36.27	+21%	$41.64		$35.55	+17%
U.S.	$64.80	93%	$47.12	+38%	$64.09	96%	$47.84	+34%
Canada	$31.77	46%	$32.25	- 1%	$27.22	41%	$29.10	- 6%
Realized price, unhedged	$50.47	73%	$39.36	+28%	$46.95	70%	$38.08	+23%
Cash settlements	$(3.04)		$0.54		$(2.97)		$0.45
Realized price, with hedges	$47.43	68%	$39.90	+19%	$43.98	66%	$38.53	+14%
Gas (per Mcf)
Henry Hub index	$2.91		$2.99	- 3%	$2.90		$3.17	- 9%
Realized price, unhedged	$2.19	75%	$2.45	- 10%	$2.21	76%	$2.54	- 13%
Cash settlements	$0.01		$0.12		$0.10		$0.05
Realized price, with hedges	$2.20	76%	$2.57	- 15%	$2.31	80%	$2.59	- 11%
NGLs (per Bbl)
Mont Belvieu blended index (1)	$33.05		$24.76	+33%	$28.99		$23.49	+23%
Realized price, unhedged	$29.59	90%	$15.15	+95%	$25.60	88%	$14.62	+75%
Cash settlements	$(2.50)		$(0.03)		$(1.62)		$(0.02)
Realized price, with hedges	$27.09	82%	$15.12	+79%	$23.98	83%	$14.60	+64%
Combined (per Boe)
U.S.	$34.06		$23.85	+43%	$32.16		$24.44	+32%
Canada	$31.24		$31.59	- 1%	$26.79		$28.50	- 6%
Realized price, unhedged	$33.50		$25.67	+30%	$31.00		$25.41	+22%
Cash settlements	$(1.89)		$0.52		$(1.44)		$0.29
Total	$31.61		$26.19	+21%	$29.56		$25.70	+15%

(1)	Based upon composition of our NGL barrel.

Hedging

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash settlements:
Oil derivatives	$(66)	$11	$(197)	$29
Gas derivatives	1	13	33	14
NGL derivatives	(26)	—	(47)	—
Total cash settlements	(91)	24	(211)	43
Valuation changes	(185)	(168)	(603)	171
Oil, gas and NGL derivatives	$(276)	$(144)	$(814)	$214

Production Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
LOE	$234	$229	+2%	$744	$691	+8%
Gathering, processing & transportation	219	162	+35%	671	485	+38%
Production taxes	82	46	+81%	208	142	+46%
Property taxes	19	11	+72%	46	42	+9%
Total	$554	$448	+24%	$1,669	$1,360	+23%
Per Boe:
LOE	$4.89	$4.71	+4%	$5.09	$4.67	+9%
Gathering, processing & transportation	$4.55	$3.34	+36%	$4.58	$3.27	+40%
Percent of oil, gas and NGL sales:
Production taxes	5.1%	3.7%	+37%	4.6%	3.8%	+21%

As further discussed in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report, in 2018 the presentation of certain processing arrangements changed from a net to a gross presentation. The change resulted in an increase to our upstream revenues and production expenses by $64 million and $191 million, respectively, during the three months and nine months ended 2018 with no impact to net earnings. Additionally, increases in the effective severance tax rates in Oklahoma contributed to higher production taxes during 2018.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating cash flow from continuing operations	$807	$501	$1,686	$1,656
Effect of exchange rate and other	7	11	175	(45)
Divestitures of property and equipment	89	280	696	387
Capital expenditures	(598)	(467)	(1,851)	(1,298)
Acquisitions of property and equipment	(19)	(6)	(35)	(39)
Debt activity, net	(21)	—	(1,132)	—
Common stock dividends	(38)	(30)	(112)	(95)
Repurchases of common stock	(1,698)	—	(2,197)	—
Net change in cash, cash equivalents and restricted cash from discontinued operations	3,067	196	3,207	329
Net change in cash, cash equivalents and restricted cash	$1,596	$485	$437	$895
Cash, cash equivalents and restricted cash at end of period	$3,121	$2,854	$3,121	$2,854

Operating Cash Flow

Net cash provided by operating activities continued to be a significant source of capital and liquidity during 2018.

Our operating cash flow increased $306 million or approximately 60% in the third quarter of 2018 as compared to the same time period of 2017. Additionally, our operating cash flow fully funded our capital expenditure program during the third quarter of 2018.

The nine months ended September 30, 2018 operating cash flows included a realized foreign exchange loss of $243 million relating to foreign currency denominated intercompany loan activity as described in Note 8 in “Part I. Financial Information – Item 1. Financial Statements” in this report. There was an offset due to the effect of exchange rate and other line in the above table, resulting in no impact to the net change in cash, cash equivalents and restricted cash.

Subsequent to the third quarter of 2018, market forces have widened Canadian heavy oil differentials beyond historical norms and negatively impacted the price we are realizing on our Canadian production. We currently have basis swaps for approximately half our forecasted fourth quarter 2018 production and approximately 20% of our forecasted 2019 production that mitigate the effect of the lower market price. To further mitigate the effects of the lower price, we reduced our Jackfish production in November 2018, which will impact fourth quarter production by approximately 8,000 Bbls/d. Should the price decline continue, we could extend production curtailments in future periods. We are also working to enter into firm transport and other agreements that would also mitigate the lower localized price effects.

Divestitures of Property and Equipment

During the first nine months of 2018, we sold non-core U.S. assets, including certain Barnett Shale assets, for approximately $700 million, net of customary purchase price adjustments. For additional information, please see Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report. During the first nine months of 2017, we sold non-core U.S. assets for $387 million, net of customary purchase price adjustments.

Capital Expenditures and Acquisitions of Property and Equipment

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Oil and gas	$592	$440	$1,817	$1,237
Corporate and other	6	27	34	61
Total capital expenditures	$598	$467	$1,851	$1,298
Acquisitions	$19	$6	$35	$39

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

Debt Activity

During the first nine months of 2018, our debt decreased $828 million due to completed tender offers of certain long-term debt as well as the maturity of certain senior notes. In conjunction with the tender offers, we recognized a $312 million loss on the early retirement of debt, including $304 million of cash retirement costs and fees. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Shareholder Distributions and Stock Activity

The following table summarizes our common stock dividends during the first nine months of 2018 and 2017. In the second quarter of 2018, we increased the quarterly dividend to $0.08 per share.

	Amounts	Rate Per Share
Quarter Ended 2018:
First quarter 2018	$32	$0.06
Second quarter 2018	42	$0.08
Third quarter 2018	38	$0.08
Total year-to-date	$112
Quarter Ended 2017:
First quarter 2017	$32	$0.06
Second quarter 2017	33	$0.06
Third quarter 2017	30	$0.06
Total year-to-date	$95
In March 2018, we announced a share repurchase program to buy up to $1.0 billion of shares of common stock. In June 2018, in conjunction with the announcement of the divestiture of our investment in EnLink and the General Partner, we increased our program by an additional $3.0 billion, bringing the total to $4.0 billion. The share repurchase program expires December 31, 2019.

As discussed further in Note 19 in “Part I. Financial Information – Item 1. Financial Statements” in this report we entered into and completed an ASR transaction to repurchase $1.0 billion shares, during the third quarter of 2018. Including unsettled shares, we repurchased 54.5 million shares of common stock for $2.2 billion, or $40.94 per share, under the ASR agreement and through open-market share repurchases through September 30, 2018.

Cash Flows from Discontinued Operations

All cash flows in the following table relate to activities of EnLink and the General Partner.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cash flows from discontinued operations:
Operating activities	$46	$200	$476	$528
Investing activities	2,950	(191)	2,548	(475)
Financing activities	71	187	183	276
Net change in cash, cash equivalents and restricted cash of discontinued operations:	$3,067	$196	$3,207	$329

EnLink’s operating cash flow from the first nine months of 2018 decreased $52 million from the first nine months of 2017 as a result of the divestiture of our aggregate ownership interests in EnLink and the General Partner in July 2018.

Cash flows from investing activities includes $3.125 billion received from the divestiture of our aggregate ownership interests in EnLink and the General Partner, partially offset by capital expenditures and other items. Capital expenditures for EnLink’s midstream operations are primarily for the construction and expansion of oil and gas gathering facilities and pipelines. During the first nine months of 2017, EnLink divested its ownership interest in Howard Energy Partners for approximately $190 million.

Devon received $134 million and $199 million in distributions from EnLink and the General Partner during the first nine months of 2018 and 2017, respectively. During the first nine months of 2017, EnLink issued and sold 5 million common units and generated $92 million in net proceeds, through its “at the market” programs. During the third quarter of 2017, EnLink issued preferred units in an underwritten public offering generating net proceeds of approximately $394 million.

Liquidity

Our primary sources of capital and liquidity are our operating cash flow, asset divestiture proceeds and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. Available sources of capital and liquidity also include, among other things, debt and equity securities that can be issued pursuant to our shelf registration statement filed with the SEC. Additionally, the sale of our aggregate ownership interests in EnLink and the General Partner significantly increased our liquidity in the third quarter and will fund our remaining share repurchase program. We estimate the combination of these sources of capital will continue to be adequate to fund our planned capital expenditures, future debt repayments, share repurchases and other contractual commitments as discussed in this section.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We target hedging approximately 50% of our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. For additional information on our derivative positions in place at September 30, 2018, see Note 4 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property and Equipment

To further focus our resource-rich portfolio, we are targeting $5 billion of asset divestiture proceeds. As noted below, we made significant progress to achieving this goal during the first nine months of 2018.

In May 2018, we completed the sale of our Johnson County asset in the southern part of the Barnett Shale position for $553 million ($481 million after customary purchase price adjustments). In a separate transaction within the Barnett, we formed a partnership in April 2018 under which we will monetize half our working interest across 116 gross undrilled locations for an approximate $75 million payment spread over the next five years. With this agreement, we will also drill and operate up to 24 wells per year.

During the third quarter of 2018, we closed the largest portion of our divestiture program by selling our aggregate ownership interests in EnLink and the General Partner for $3.125 billion.

Additionally, during the third quarter of 2018, we entered into definitive agreements to sell non-core Delaware Basin and Barnett Shale assets for approximately $320 million in the aggregate, before purchase price adjustments. These transactions subsequently closed in the fourth quarter of 2018.

Subsequent to September 30, 2018, we reached an agreement to sell a portion of our non-core U.S. assets for $100 million, before purchase price adjustments. The transaction is expected to close in the first quarter of 2019.

Overall, the transactions noted above, combined with other previously disclosed asset sales, generated approximately $4.7 billion of total divestiture proceeds. We also expect to monetize additional minor, non-core assets across our U.S. portfolio as we progress toward the $5 billion target.

Capital Expenditures

Our capital expenditures for the fourth quarter of 2018 are expected to range from $555 million to $665 million, inclusive of upstream capital ranging from $550 million to $650 million.

Credit Availability

As of September 30, 2018, we had approximately $2.9 billion of available borrowings under our 2012 Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2018, there were no borrowings under our commercial paper program, and we were in compliance with the facility’s financial covenant.

On October 5, 2018, we terminated our 2012 Senior Credit Facility and subsequently entered into a new $3.0 billion revolving 2018 Senior Credit Facility. The 2018 Senior Credit Facility contains similar terms as our 2012 Senior Credit Facility and matures on October 5, 2023, with the option to extend the maturity date by two additional one-year periods.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items, including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. Our credit rating from Standard and Poor’s Financial Services is BBB with a stable outlook. Our credit rating from Fitch is BBB+ with a stable outlook. Our credit rating from Moody’s Investor Service is Ba1 with a stable outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

Share Repurchase Program

During March 2018, our Board of Directors authorized a $1.0 billion share repurchase program of our common stock. In June 2018, in conjunction with the announcement of the divestiture of our investment in EnLink and the General Partner, we announced the expansion of the authorized share repurchase by an additional $3.0 billion, bringing the total to $4.0 billion. The share repurchase program expires December 31, 2019. Through October 31, 2018, we have executed $2.6 billion of the authorized $4.0 billion program. We expect to complete the $4.0 billion share repurchase program by early 2019.

Critical Accounting Estimates

Income Taxes

As discussed in our 2017 Annual Report on Form 10-K, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows Devon to record provisional amounts during a measurement period not to extend beyond one year after the enactment date of the Tax Reform Legislation. The 2017 U.S. federal tax return was filed subsequent to the end of the third quarter of 2018. With the completion of the 2017 federal return, Devon considers the accounting of the transition tax, deferred tax remeasurements and other items to now be substantially complete.

Absent unexpected events and unexpected effects of the Tax Reform Legislation, Devon expects a positive impact on its future after-tax earnings, primarily due to the lower federal statutory tax rate.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2018 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Additionally, we’ve presented our discontinued operations associated with the sale of our aggregate interests in EnLink and the General Partner, separately, to show our results on a go-forward basis. For more information on the results of operations for EnLink and the General Partner, see Note 20 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, the gain on the sale of Devon’s aggregate ownership interests in EnLink and the General Partner, noncash asset impairments (including noncash unproved asset impairments), deferred tax asset valuation allowance, costs associated with early retirement of debt, fair value changes in derivative financial instruments and foreign currency, restructuring and transaction costs associated with the 2018 workforce reduction and settlements relating to minimum volume contract commitments.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and core earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2018
Continuing Operations
Earnings (loss) attributable to Devon (GAAP)	$162	$300	$300	$0.61	$(564)	$(385)	$(385)	$(0.76)
Adjustments:
Asset dispositions	(6)	(5)	(5)	(0.01)	5	4	4	0.01
Asset and exploration impairments	20	17	17	0.03	237	183	183	0.36
Deferred tax asset valuation allowance	—	(130)	(130)	(0.27)	—	(51)	(51)	(0.10)
Early retirement of debt	—	—	—	—	312	240	240	0.47
Fair value changes in financial instruments and foreign currency	158	119	119	0.25	595	470	470	0.91
Restructuring and transaction costs	11	8	8	0.02	105	80	80	0.16
Core earnings attributable to Devon (Non-GAAP)	$345	$309	$309	$0.63	$690	$541	$541	$1.05
Discontinued Operations
Earnings attributable to Devon (GAAP)	$2,650	$2,263	$2,237	$4.53	$2,863	$2,460	$2,300	$4.47
Adjustments:
Gain on sale of EnLink and the General Partner	(2,607)	(2,222)	(2,222)	(4.51)	(2,607)	(2,222)	(2,222)	(4.32)
Fair value changes, and minimum volume commitment settlement	—	—	—	—	(34)	(28)	(10)	(0.02)
Core earnings attributable to Devon (Non-GAAP)	$43	$41	$15	$0.02	$222	$210	$68	$0.13
Total
Earnings attributable to Devon (GAAP)	$2,812	$2,563	$2,537	$5.14	$2,299	$2,075	$1,915	$3.71
Adjustments:
Continuing Operations	183	9	9	0.02	1,254	926	926	1.81
Discontinued Operations	(2,607)	(2,222)	(2,222)	(4.51)	(2,641)	(2,250)	(2,232)	(4.34)
Core earnings attributable to Devon (Non-GAAP)	$388	$350	$324	$0.65	$912	$751	$609	$1.18

2017
Continuing Operations
Earnings attributable to Devon (GAAP)	$207	$194	$194	$0.37	$727	$714	$714	$1.35
Adjustments:
Asset dispositions	(170)	(108)	(108)	(0.21)	(200)	(127)	(127)	(0.24)
Asset and exploration impairments	18	11	11	0.02	80	50	50	0.10
Deferred tax asset valuation allowance	—	(23)	(23)	(0.04)	—	(178)	(178)	(0.34)
Fair value changes in financial instruments and foreign currency	99	35	35	0.07	(290)	(231)	(231)	(0.44)
Core earnings attributable to Devon (Non-GAAP)	$154	$109	$109	$0.21	$317	$228	$228	$0.43
Discontinued Operations
Earnings (loss) attributable to Devon (GAAP)	$20	$18	$(1)	$0.00	$69	$60	$1	$0.00
Adjustments:
Asset dispositions, impairments, fair value changes and early retirement of debt	9	7	4	$0.00	(2)	(1)	(1)	$(0.00)
Core earnings attributable to Devon (Non-GAAP)	$29	$25	$3	$0.00	$67	$59	$0	$0.00
Total
Earnings attributable to Devon (GAAP)	$227	$212	$193	$0.37	$796	$774	$715	$1.35
Adjustments:
Continuing Operations	(53)	(85)	(85)	(0.16)	(410)	(486)	(486)	(0.92)
Discontinued Operations	9	7	4	0.00	(2)	(1)	(1)	(0.00)
Core earnings attributable to Devon (Non-GAAP)	$183	$134	$112	$0.21	$384	$287	$228	$0.43

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2018, we have commodity derivatives that pertain to a portion of our production for the last three months of 2018, as well as for 2019 and 2020. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 4 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2018, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $500 million.

Interest Rate Risk

As of September 30, 2018, we had total debt of $6.0 billion. All of this debt was based on fixed interest rates averaging 5.4%.

As of September 30, 2018, we had an open interest rate swap position that is presented in Note 4 in “Part I. Financial Information – Item 1. Financial Statements” in this report. The fair value of our interest rate swap is largely determined by estimates of the forward curves of the 3-month LIBOR rate. A 10% change in these forward curves would not have materially impacted our balance sheet at September 30, 2018.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our September 30, 2018 balance sheet.

Devon engages in intercompany loan activity between subsidiaries with different functional currencies. The value of these foreign currency denominated intercompany loans increases or decreases from the remeasurement into the subsidiaries’ functional currency. Based on the amount of the intercompany loans as of September 30, 2018, a 10% change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2018 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2018 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	10,474	$44.53	10,438	$3,014
August 1 - August 31	18,324	$43.05	18,278	$2,227
September 1 - September 30	12,109	$37.95	12,106	$1,767
Total	40,907	$41.92	40,822

(1)

In addition to shares purchased under the share repurchase program described below, these amounts also included 85,000 shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

(2)

On March 7, 2018, we announced a $1.0 billion share repurchase program. On June 6, 2018, we announced the expansion of this program to $4.0 billion with a December 31, 2019 expiration date. In August 2018, we entered into an ASR transaction to repurchase $1.0 billion shares which was completed in the third quarter. As of September 30, 2018, we had repurchased 54.5 million common shares for $2.2 billion, or $40.94 per share, through the ASR and through open-market share repurchases program. Future purchases under the program will be made in open market or private transactions, or through the use of ASR programs.

Under the Devon Plan, eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 6,200 shares of our common stock in the third quarter of 2018, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Similarly, eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the third quarter of 2018, there were no shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: November 7, 2018	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer