Form 10-Q
period 2019-03-31
DEVON ENERGY CORP/DE
filed 2019-05-01
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

On April 17, 2019, 415.2 million shares of common stock were outstanding.

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

“NYMEX” means New York Mercantile Exchange.

“OPIS” means Oil Price Information Service.

“SEC” means United States Securities and Exchange Commission.

“Senior Credit Facility” means Devon’s syndicated unsecured revolving line of credit, effective as of October 5, 2018.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” as defined by the SEC. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words and phrases “expects,” “believes,” “will,” “would,” “could,” “continue,” “may,” “aims,” “likely to be,” “intends,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Devon expects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially from our expectations due to a number of factors, including, but not limited to:

•	the volatility of oil, gas and NGL prices;
•	uncertainties inherent in estimating oil, gas and NGL reserves;
•	the extent to which we are successful in acquiring and discovering additional reserves;
•	the uncertainties, costs and risks involved in our operations, including as a result of employee misconduct;
•	regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to environmental matters;
•	risks related to regulatory, social and market efforts to address climate change;
•	risks related to our hedging activities;
•	counterparty credit risks;
•	risks relating to our indebtedness;
•	cyberattack risks;
•	our limited control over third parties who operate some of our oil and gas properties;
•	midstream capacity constraints and potential interruptions in production;
•	the extent to which insurance covers any losses we may experience;
•	competition for assets, materials, people and capital;
•	our ability to successfully complete mergers, acquisitions and divestitures; and
•	any of the other risks and uncertainties discussed in this report, our 2018 Annual Report on Form 10-K and our other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We assume no duty to update or revise our forward-looking statements based on new information, future events or otherwise.

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Upstream revenues	$710	$1,319
Marketing revenues	791	879
Total revenues	1,501	2,198
Production expenses	506	543
Exploration expenses	13	33
Marketing expenses	759	873
Depreciation, depletion and amortization	459	399
Asset dispositions	(44)	(12)
General and administrative expenses	153	199
Financing costs, net	73	387
Restructuring and transaction costs	54	—
Other expenses	(45)	21
Total expenses	1,928	2,443
Loss from continuing operations before income taxes	(427)	(245)
Income tax benefit	(110)	(34)
Net loss from continuing operations	(317)	(211)
Net earnings from discontinued operations, net of income tax expense	—	58
Net loss	(317)	(153)
Net earnings attributable to noncontrolling interests	—	44
Net loss attributable to Devon	$(317)	$(197)
Basic net loss per share:
Basic loss from continuing operations per share	$(0.74)	$(0.41)
Basic earnings from discontinued operations per share	—	0.03
Basic net loss per share	$(0.74)	$(0.38)
Diluted net loss per share:
Diluted loss from continuing operations per share	$(0.74)	$(0.41)
Diluted earnings from discontinued operations per share	—	0.03
Diluted net loss per share	$(0.74)	$(0.38)
Comprehensive loss:
Net loss	$(317)	$(153)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	35	(48)
Pension and postretirement plans	2	4
Other comprehensive earnings (loss), net of tax	37	(44)
Comprehensive loss	(280)	(197)
Comprehensive earnings attributable to noncontrolling interests	—	44
Comprehensive loss attributable to Devon	$(280)	$(241)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net loss	$(317)	$(153)
Adjustments to reconcile net loss to net cash from operating activities:
Net earnings from discontinued operations, net of income tax expense	—	(58)
Depreciation, depletion and amortization	459	399
Leasehold impairments	1	8
Accretion on discounted liabilities	17	16
Total losses on commodity derivatives	709	41
Cash settlements on commodity derivatives	(43)	11
Gains on asset dispositions	(44)	(12)
Deferred income tax benefit	(107)	(38)
Share-based compensation	48	38
Early retirement of debt	—	312
Total (gains) losses on foreign exchange	(34)	50
Other	(10)	(29)
Changes in assets and liabilities, net	(302)	25
Net cash from operating activities - continuing operations	377	610
Cash flows from investing activities:
Capital expenditures	(548)	(651)
Acquisitions of property and equipment	(11)	(6)
Divestitures of property and equipment	311	47
Net cash from investing activities - continuing operations	(248)	(610)
Cash flows from financing activities:
Repayments of long-term debt principal	(162)	(807)
Early retirement of debt	—	(304)
Repurchases of common stock	(999)	(71)
Dividends paid on common stock	(34)	(32)
Shares exchanged for tax withholdings	(26)	(38)
Net cash from financing activities - continuing operations	(1,221)	(1,252)
Effect of exchange rate changes on cash - continuing operations	1	(15)
Net change in cash, cash equivalents and restricted cash of continuing operations	(1,091)	(1,267)
Cash flows from discontinued operations:
Operating activities	—	194
Investing activities	—	(180)
Financing activities	—	39
Net change in cash, cash equivalents and restricted cash of discontinued operations	—	53
Net change in cash, cash equivalents and restricted cash	(1,091)	(1,214)
Cash, cash equivalents and restricted cash at beginning of period	2,446	2,684
Cash, cash equivalents and restricted cash at end of period	$1,355	$1,470

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,327	$1,407
Restricted cash included in other current assets	28	46
Cash and cash equivalents included in current assets held for sale	—	17
Total cash, cash equivalents and restricted cash	$1,355	$1,470

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,327	$2,414
Accounts receivable	1,038	885
Current assets held for sale	—	197
Other current assets	338	941
Total current assets	2,703	4,437
Oil and gas property and equipment, based on successful efforts accounting, net	12,766	12,813
Other property and equipment, net	1,098	1,122
Total property and equipment, net	13,864	13,935
Goodwill	841	841
Right-of-use assets	365	—
Other long-term assets	304	353
Total assets	$18,077	$19,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$603	$662
Revenues and royalties payable	850	898
Short-term debt	—	162
Current liabilities held for sale	—	69
Other current liabilities	515	435
Total current liabilities	1,968	2,226
Long-term debt	5,786	5,785
Lease liabilities	298	—
Asset retirement obligations	938	1,030
Other long-term liabilities	458	462
Deferred income taxes	772	877
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 417 million and 450 million shares in 2019 and 2018, respectively	42	45
Additional paid-in capital	3,518	4,486
Retained earnings	3,280	3,650
Accumulated other comprehensive earnings	1,064	1,027
Treasury stock, at cost, 1.5 million and 1.0 million shares in 2019 and 2018, respectively	(47)	(22)
Total stockholders’ equity	7,857	9,186
Total liabilities and stockholders' equity	$18,077	$19,566

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Earnings	Stock	Interests	Equity
	(Unaudited)
Three Months Ended March 31, 2019
Balance as of December 31, 2018	450	$45	$4,486	$3,650	$1,027	$(22)	$—	$9,186
Effect of adoption of lease accounting	—	—	—	(19)	—	—	—	(19)
Net loss	—	—	—	(317)	—	—	—	(317)
Other comprehensive earnings, net of tax	—	—	—	—	37	—	—	37
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(1,042)	—	(1,042)
Common stock retired	(36)	(3)	(1,014)	—	—	1,017	—	—
Common stock dividends	—	—	—	(34)	—	—	—	(34)
Share-based compensation	—	—	46	—	—	—	—	46
Balance as of March 31, 2019	417	$42	$3,518	$3,280	$1,064	$(47)	$—	$7,857
Three Months Ended March 31, 2018
Balance as of December 31, 2017	525	$53	$7,333	$702	$1,166	$—	$4,850	$14,104
Net earnings (loss)	—	—	—	(197)	—	—	44	(153)
Other comprehensive loss, net of tax	—	—	—	—	(44)	—	—	(44)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(111)	—	(111)
Common stock retired	(3)	—	(99)	—	—	99	—	—
Common stock dividends	—	—	—	(32)	—	—	—	(32)
Share-based compensation	1	—	36	—	—	—	—	36
Subsidiary equity transactions	—	—	(1)	—	—	—	28	27
Distributions to noncontrolling interests	—	—	—	—	—	—	(102)	(102)
Balance as of March 31, 2018	526	$53	$7,269	$473	$1,122	$(12)	$4,820	$13,725

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2018 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018 and Devon’s financial position as of March 31, 2019. As further discussed in Note 19, Devon sold its interests in EnLink and the General Partner on July 18, 2018. Activity relating to EnLink and the General Partner are classified as discontinued operations within Devon’s consolidated comprehensive statements of earnings and consolidated statements of cash flows.

Recently Adopted Accounting Standards

In January 2019, Devon adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective method. See Note 15 for further discussion regarding Devon’s adoption of the leases standard.

The SEC released Final Rule No. 33 -10532, Disclosure Update and Simplification, which amends various SEC disclosure requirements determined to be redundant, duplicative, overlapping, outdated or superseded as part of the SEC’s ongoing disclosure effectiveness initiative. The rule was effective November 5, 2018. The rule amended numerous SEC rules, items and forms covering a diverse group of topics. Devon has implemented these required changes which generally reduced or eliminated disclosures. Devon adopted the requirement of presenting current and comparative quarterly stockholders’ equity roll forwards in the first quarter of 2019.

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

The SEC released Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends Regulation S-K to modernize and simplify certain disclosure requirements in a manner that reduces costs and burdens on registrants while continuing to provide all material information to investors. The rule is effective May 2, 2019. The rule amends numerous SEC rules, items and forms covering a diverse group of topics. As the changes are generally expected to reduce or eliminate disclosures, Devon is currently evaluating and assessing the impact it may have on its disclosures.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.Divestitures

2019 Asset Divestitures

In the first quarter of 2019, Devon received proceeds of approximately $300 million and recognized a net gain on asset dispositions of approximately $44 million, primarily from sales of non-core assets in the Permian Basin. In aggregate, the total estimated proved reserves associated with these divested assets were approximately 25 MMBoe, or less than 2% of total U.S. proved reserves. As of December 31, 2018, assets and liabilities associated with these divested assets were classified as held for sale in the accompanying consolidated balance sheet.

In February 2019, Devon announced its intent to separate its Canadian business and Barnett Shale assets from the Company, based on authorizations provided by its Board of Directors. Devon is evaluating multiple methods of separation for these assets, including potential sales or spin-offs. As of March 31, 2019, Devon does not currently have any indications that it would recognize an impairment upon separating its Canadian business or its Barnett Shale assets.

Devon anticipates reporting all financial information for its Canadian business and Barnett Shale assets as discontinued operations in 2019 when all the requisite criteria are met for such financial statement presentation.

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility and foreign exchange forward contracts to manage its exposure to fluctuations in the U.S. and Canadian dollar exchange rates. As of March 31, 2019, Devon did not have any open interest rate swap or foreign exchange contracts.

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

Commodity Derivatives

As of March 31, 2019, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2019	46,891	$59.97	87,484	$54.60	$64.62
Q1-Q4 2020	3,238	$60.13	17,186	$51.97	$62.12

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2019	5,000	$50.00	$63.00	$74.80

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2019	Midland Sweet	24,945	$(0.46)
Q2-Q4 2019	Argus LLS	8,900	$5.10
Q2-Q4 2019	Argus MEH	20,945	$3.24
Q2-Q4 2019	NYMEX Roll	38,000	$0.45
Q2-Q4 2019	Western Canadian Select	62,762	$(19.21)
Q1-Q4 2020	NYMEX Roll	38,000	$0.31
Q1-Q4 2020	Western Canadian Select	4,577	$(20.80)

As of March 31, 2019, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q2-Q4 2019	262,525	$2.81	213,884	$2.64	$3.02
Q1-Q4 2020	51,409	$2.86	40,071	$2.73	$3.03

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2019	Panhandle Eastern Pipe Line	63,018	$(0.71)
Q2-Q4 2019	El Paso Natural Gas	130,000	$(1.46)
Q2-Q4 2019	Houston Ship Channel	162,500	$0.01
Q1-Q4 2020	Panhandle Eastern Pipe Line	30,000	$(0.47)
Q1-Q4 2020	El Paso Natural Gas	40,000	$(0.67)
Q1-Q4 2020	Houston Ship Channel	10,000	$0.02

As of March 31, 2019, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2019	Ethane	1,000	$11.55
Q2-Q4 2019	Natural Gasoline	4,500	$55.93
Q2-Q4 2019	Normal Butane	4,000	$33.69
Q2-Q4 2019	Propane	8,500	$30.01

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended March 31,
	2019	2018
Commodity derivatives:
Upstream revenues	$(709)	$(41)
Marketing revenues	1	—
Interest rate derivatives:
Other expenses	—	46
Net gains (losses) recognized	$(708)	$5

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	March 31, 2019	December 31, 2018
Commodity derivative assets:
Other current assets	$30	$637
Other long-term assets	6	40
Total derivative assets	$36	$677
Commodity derivative liabilities:
Other current liabilities	$91	$67
Other long-term liabilities	6	1
Total derivative liabilities	$97	$68

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated comprehensive statements of earnings. The vesting for certain share-based awards was accelerated in conjunction with the reduction of workforce described in Note 5 and is included in restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended March 31,
	2019	2018
G&A	$26	$37
Exploration expenses	1	2
Restructuring and transaction costs	22	—
Total	$49	$39
Related income tax benefit	$10	$1

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first three months of 2019. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/18	5,963	$35.47	302	$35.93	2,868		$30.14
Granted	4,271	$25.47	—	$—	741		$28.97
Vested	(2,505)	$35.05	(137)	$37.44	—		$—
Forfeited	(442)	$26.83	—	$—	(1,267)		$11.15
Unvested at 3/31/19	7,287	$30.27	165	$34.67	2,342	(1)	$40.05

(1)	A maximum of 4.7 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2019, as indicated in the previous summary table.

	2019
Grant-date fair value	$28.43	—	$29.53
Risk-free interest rate	2.48%
Volatility factor	39.1%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2019.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost	$162	$—	$33
Weighted average period for recognition (years)	2.8	2.2	1.9

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.Restructuring and Transaction Costs

Workforce Reductions

During the first quarter of 2019, Devon announced workforce reductions and other initiatives designed to enhance its operational focus and cost structure in conjunction with the portfolio transformation announcement further discussed in Note 2. As a result, Devon recognized $54 million of restructuring expenses during the first three months of 2019. Of these expenses, $22 million resulted from accelerated vesting of share-based grants, which are noncash charges. Devon anticipates recognizing additional restructuring charges in 2019 primarily when the separation of the Canadian and Barnett Shale assets are completed.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2018	$47	$16	$63
Changes related to 2019 workforce reductions	30	—	30
Changes related to prior years' restructurings	(18)	(3)	(21)
Balance as of March 31, 2019	$59	$13	$72

Balance as of December 31, 2017	$19	$31	$50
Changes related to prior years' restructurings	(1)	(4)	(5)
Balance as of March 31, 2018	$18	$27	$45

6.	Other Expenses

The following table summarizes Devon’s other expenses presented in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended March 31,
	2019	2018
Foreign exchange (gain) loss, net	$(34)	$50
Asset retirement obligation accretion	14	16
Other, net	(25)	(45)
Total	$(45)	$21

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
	Three Months Ended March 31,
	2019	2018
Current income tax expense (benefit)	$(3)	$4
Deferred income tax benefit	(107)	(38)
Total income tax benefit	$(110)	$(34)

U.S. statutory income tax rate	21%	21%
State income taxes	7%	1%
Other	(2%)	(8%)
Effective income tax rate	26%	14%

Devon estimates its annual effective income tax rate to record its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

In the table above, the “other” effect is primarily composed of permanent differences for which dollar amounts do not increase or decrease in relation to the change in pre-tax earnings. Generally, such items have an insignificant impact on Devon’s effective income tax rate. However, these items had a more noticeable impact to the rate in the first three months of 2018 due to the low relative net loss during the period.

In the first quarter of 2019, the deferred tax asset representing Devon’s U.S. state net operating loss subject to a valuation allowance decreased by $13 million. The corresponding decrease in the valuation allowance against the state net operating loss resulted in a deferred tax benefit, which is included within state income taxes in the table above.

As of the first quarter of 2018, Devon’s U.S. segment maintained a 100% valuation allowance against its U.S. deferred tax assets resulting from prior year cumulative financial losses, oil and gas impairments, and significant net operating losses for U.S. federal and state income tax. However, upon closing the EnLink divestiture in the third quarter of 2018, Devon reassessed its position and determined that its U.S. segment was no longer in a full valuation allowance position, maintaining only valuation allowances against certain deferred tax assets, including certain tax credits and state net operating losses. Devon’s Canadian segment maintains a valuation allowance against certain capital loss carryforwards.

During the first quarter of 2019, Devon announced its intent to separate all Canadian assets. As a result, Devon’s foreign earnings were no longer considered indefinitely reinvested as of March 31, 2019. However, the deferred tax asset of its Canadian investment will not be recorded until the form of the separation is certain.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.	Net Loss Per Share from Continuing Operations

The following table reconciles net loss from continuing operations and weighted-average common shares outstanding used in the calculations of basic and diluted net loss per share from continuing operations.

	Three Months Ended March 31,
	2019	2018
Net loss from continuing operations:
Net loss from continuing operations	$(317)	$(211)
Attributable to participating securities	—	—
Basic and diluted loss from continuing operations	$(317)	$(211)
Common shares:
Common shares outstanding - total	434	527
Attributable to participating securities	(6)	(7)
Common shares outstanding - basic and diluted	428	520
Net loss per share from continuing operations:
Basic	$(0.74)	$(0.41)
Diluted	$(0.74)	$(0.41)
Antidilutive options (1)	1	2

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

9.	Other Comprehensive Earnings

Components of other comprehensive earnings consist of the following:

	Three Months Ended March 31,
	2019	2018
Foreign currency translation:
Beginning accumulated foreign currency translation and other	$1,159	$1,309
Change in cumulative translation adjustment	35	(61)
Income tax benefit	—	13
Ending accumulated foreign currency translation	1,194	1,261
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(132)	(143)
Recognition of net actuarial loss and prior service cost in earnings (1)	3	4
Income tax expense	(1)	—
Ending accumulated pension and postretirement benefits	(130)	(139)
Accumulated other comprehensive earnings, net of tax	$1,064	$1,122

(1)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of other expenses in the accompanying consolidated comprehensive statements of earnings. See Note 17 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
Changes in assets and liabilities, net
Accounts receivable	$(152)	$37
Other current assets	(7)	(88)
Other long-term assets	(19)	(53)
Accounts payable	(37)	4
Revenues and royalties payable	(49)	66
Other current liabilities	(30)	64
Other long-term liabilities	(8)	(5)
Total	$(302)	$25
Supplementary cash flow data - total operations:
Interest paid (net of capitalized interest)	$53	$76
Income taxes paid	$6	$1

11.	Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2019	December 31, 2018
Oil, gas and NGL sales	$608	$430
Joint interest billings	155	155
Marketing revenues	269	285
Other	14	23
Gross accounts receivable	1,046	893
Allowance for doubtful accounts	(8)	(8)
Net accounts receivable	$1,038	$885

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	March 31, 2019	December 31, 2018
Property and equipment:
Proved	$47,325	$46,805
Unproved and properties under development	2,215	2,267
Total oil and gas	49,540	49,072
Less accumulated DD&A	(36,774)	(36,259)
Oil and gas property and equipment, net	12,766	12,813
Other property and equipment	1,819	1,832
Less accumulated DD&A	(721)	(710)
Other property and equipment, net	1,098	1,122
Property and equipment, net	$13,864	$13,935

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.Other Current Liabilities

Components of other current liabilities include the following:

	March 31, 2019	December 31, 2018
Derivative liabilities	$91	$67
Accrued interest payable	106	80
Lease liabilities	67	—
Restructuring liabilities	59	47
Other	192	241
Other current liabilities	$515	$435

14.	Debt and Related Expenses

A summary of debt is as follows:

	March 31, 2019	December 31, 2018
6.30% due January 15, 2019	$—	$162
4.00% due July 15, 2021	500	500
3.25% due May 15, 2022	1,000	1,000
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
7.875% due September 30, 2031 (1)	675	675
7.95% due April 15, 2032 (1)	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(24)	(24)
Debt issuance costs	(39)	(40)
Total debt	5,786	5,947
Less amount classified as short-term debt	—	162
Total long-term debt	$5,786	$5,785

(1)	These senior notes were included in the 2018 tender offer repurchases discussed below.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of March 31, 2019, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $52 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as impairments. As of March 31, 2019, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 21.6%.

Retirement of Senior Notes

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended March 31,
	2019	2018
Interest based on debt outstanding	$78	$96
Early retirement of debt	—	312
Capitalized interest	—	(18)
Other	(5)	(3)
Total net financing costs	$73	$387

15.Leases

Devon adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective transition approach. ASC 842 supersedes the previous lease accounting requirements in ASC 840 and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. At adoption, using the modified retrospective transition approach, Devon recorded right-of-use lease assets of $394 million and lease liabilities of $380 million. Additionally, Devon recorded a $24 million before tax, $19 million net of tax, cumulative-effect adjustment to reduce retained earnings. Comparative periods have been presented in accordance with ASC Topic 840 and do not include any retrospective adjustments to reflect the adoption of Topic 842. Excluding land easements and rights-of-way, all leases that existed at January 1, 2019 or were entered into or modified thereafter, are accounted for under Topic 842. Devon elected the practical expedient provided in the standard that allows the new guidance to be applied prospectively to all new or modified land easements and rights-of-way. Devon also elected a policy not to recognize right-of-use assets and lease liabilities related to short-term leases with terms of 12 months or less. Additionally, Devon elected to account for lease components separately from the nonlease components.

Devon made certain significant assumptions and judgments in determining its right-of-use asset and lease liability balances. First is the determination of whether a contract contains a lease. Devon considered the presence of an identified asset that is physically distinct, and for which the supplier does not have substantive substitution rights and whether Devon has the right to control the underlying asset. Second, Devon assessed lease terms and considered whether Devon is reasonably certain to extend leases or exercise purchase options. Certain of Devon’s leases include one or more options to renew, with renewal terms that can extend the lease term for additional years. Certain leases also include options to purchase the leased property. For options to renew or purchase that Devon is reasonably certain to exercise, these costs are recognized as part of the right-of-use assets and lease liabilities. Third, significant judgments have been made in determining discount rates. Devon estimates discount rates using market rates that approximate collateralized borrowings over the remaining term of Devon’s lease payments.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate. Certain of Devon’s lease agreements include variable payments based on usage or rental payments adjusted periodically for inflation. Devon’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

The following table presents Devon’s right-of-use assets and lease liabilities as of March 31, 2019.

	Finance	Operating	Total
Right-of-use assets	$215	$150	$365
Lease liabilities:
Current lease liabilities (1)	$7	$60	$67
Long-term lease liabilities	238	60	298
Total lease liabilities	$245	$120	$365

(1)	Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents Devon’s total lease cost.

Three Months Ended
March 31, 2019
Operating lease cost (1)(2)	$15
Short-term lease cost (1)(3)	26
Financing lease cost:
Amortization of right-of-use assets (4)	6
Interest on lease liabilities (5)	3
Variable lease cost (1)	1
Lease income (1)	(1)
Net lease cost	$50

(1)	Included as a component of general and administrative expense in the accompanying consolidated comprehensive statements of earnings.
(2)	Includes certain amounts capitalized to oil and gas property and equipment in the accompanying consolidated balance sheets.
(3)	Short-term lease cost excludes leases with terms of one month or less.
(4)	Included as a component of depreciation, depletion and amortization in the accompanying consolidated comprehensive statements of earnings.
(5)	Included as a component of net financing costs in the accompanying consolidated comprehensive statements of earnings.

The following table presents Devon’s additional lease information for the three months ended March 31, 2019.

	Finance	Operating
Cash outflows for lease liabilities:
Operating cash flows	$2	$3
Investing cash flows	$—	$15
Weighted average remaining lease term (years)	8.8	2.6
Weighted average discount rate	4.2%	3.4%

The following table presents Devon’s maturity analysis as of March 31, 2019 for leases expiring in each of the next 5 years and thereafter.

	Finance	Operating	Total (1)
2019	$5	$48	$53
2020	7	47	54
2021	7	16	23
2022	8	7	15
2023	8	7	15
Thereafter	306	1	307
Total lease payments	341	126	467
Less: interest	(96)	(6)	(102)
Present value of lease liabilities	$245	$120	$365

(1)

Under previous lease accounting standard, ASC 840, Devon’s lease obligations as of December 31, 2018 expiring in each of the next 5 years and thereafter were $72 million for 2019, $54 million for 2020, $24 million for 2021, $15 million for 2022, $15 million for 2023 and $33 million thereafter.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon rents or subleases certain real estate to third parties. The following table presents Devon’s expected lease income as of March 31, 2019 for each of the next 5 years and thereafter.

Operating
Lease Income (1)
2019	$4
2020	6
2021	7
2022	7
2023	7
Thereafter	53
Total	$84

(1)	Included in operating lease income is approximately $30 million related to leases which have been executed but not yet commenced.

16.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Three Months Ended March 31,
	2019	2018
Asset retirement obligations as of beginning of period	$1,057	$1,138
Liabilities incurred	7	15
Liabilities settled and divested	(37)	(20)
Revision of estimated obligation	(87)	23
Accretion expense on discounted obligation	14	16
Foreign currency translation adjustment	9	(13)
Asset retirement obligations as of end of period	963	1,159
Less current portion	25	32
Asset retirement obligations, long-term	$938	$1,127

During the first three months of 2019, Devon reduced its asset retirement obligations by $87 million, primarily due to changes in the future cost estimates and retirement dates for its oil and gas assets.

17.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension benefits plan. There were no net periodic benefit costs for postretirement benefit plans for all periods presented below.

	Pension Benefits
	Three Months Ended March 31,
	2019	2018
Service cost	$2	$3
Interest cost	9	10
Expected return on plan assets	(10)	(14)
Net actuarial loss (1)	3	4
Net periodic benefit cost (2)	$4	$3

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings.
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

The table below provides information regarding purchases of Devon’s common stock that were made during 2018 and the first three months of 2019 (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
First quarter 2018:
Open-Market	2,561	$82	$32.19
Second quarter 2018:
Open-Market	11,154	439	39.35
Third quarter 2018:
Open-Market	16,492	712	43.13
ASR	24,330	1,000	41.10
Total	40,822	1,712	41.92
Fourth quarter 2018:
Open-Market	23,612	745	31.57
First quarter 2019:
Open-Market	36,141	1,024	28.33
Total inception-to-date	114,290	$4,002	$35.01

Dividends

Devon paid common stock dividends of $34 million ($0.08 per share) and $32 million ($0.06 per share) during the first three months of 2019 and 2018, respectively. In February 2019, Devon announced a 12.5% increase to its quarterly dividend, to $0.09 per share, beginning in the second quarter of 2019. In the second quarter of 2018, Devon increased the quarterly dividend rate from $0.06 to $0.08 per share.

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

On July 18, 2018, Devon completed the sale of its aggregate ownership interests in EnLink and the General Partner for $3.125 billion and recognized a gain of approximately $2.6 billion ($2.2 billion after-tax). Current (cash) income tax associated with the transaction was approximately $12 million. The vast majority of the tax effect relates to deferred tax expense offset by the valuation allowance adjustment.

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

During the first quarter of 2019, Devon had net outflows of approximately $150 million with EnLink, which primarily related to gathering and processing expenses. These net outflows represent gross cash amounts and not net working interest amounts.

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

The following table presents the amounts reported in the consolidated comprehensive statements of earnings as discontinued operations.

Three Months Ended March 31, 2018
Marketing and midstream revenues	$1,612
Marketing and midstream expenses	1,341
Depreciation, depletion and amortization	138
General and administrative expenses	27
Financing costs, net	44
Other expenses	(2)
Total expenses	1,548
Earnings from discontinued operations before income taxes	64
Income tax expense	6
Net earnings from discontinued operations, net of income tax expense	58
Net earnings attributable to noncontrolling interests	44
Net earnings from discontinued operations attributable to Devon	$14

The following table presents the carrying amounts of the assets and liabilities classified as held for sale on the consolidated balance sheets. The assets and liabilities classified as held for sale at December 31, 2018 are related to the divestiture of non-core upstream Permian Basin assets which closed in January 2019 as further discussed in Note 2.

December 31, 2018
Accounts receivable	$7
Oil and gas property and equipment, based on successful efforts accounting, net	190
Total assets held for sale	$197

Accounts payable	$3
Other current liabilities	19
Asset retirement obligations	47
Total liabilities held for sale	$69

20.	Commitments and Contingencies

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

Beginning in 2013, various parishes in Louisiana filed suit against more than 100 oil and gas companies, including Devon, alleging that the companies’ operations and activities in certain fields violated the State and Local Coastal Resource Management Act of 1978, as amended, and caused substantial environmental contamination, subsidence and other environmental damages to land and water bodies located in the coastal zone of Louisiana. The plaintiffs seek, among other things, the payment of the costs necessary to clear, re-vegetate and otherwise restore the allegedly impacted areas. Although Devon cannot predict the ultimate outcome of these matters, Devon is vigorously defending against these claims.

Other Matters

Devon is involved in other various legal proceedings incidental to its business. However, to Devon’s knowledge, there were no material pending legal proceedings to which Devon is a party or to which any of its property is subject.

21.	Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2019 and December 31, 2018, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
March 31, 2019 assets (liabilities):
Cash equivalents	$432	$432	$432	$—
Commodity derivatives	$36	$36	$—	$36
Commodity derivatives	$(97)	$(97)	$—	$(97)
Debt	$(5,786)	$(6,448)	$—	$(6,448)
December 31, 2018 assets (liabilities):
Cash equivalents	$1,505	$1,505	$1,405	$100
Commodity derivatives	$677	$677	$—	$677
Commodity derivatives	$(68)	$(68)	$—	$(68)
Debt	$(5,947)	$(5,965)	$—	$(5,965)

The following methods and assumptions were used to estimate the fair values in the table above.

Level 1 Fair Value Measurements

Cash equivalents – Amounts consist primarily of money market investments and the fair value approximates the carrying value.

Level 2 Fair Value Measurements

Cash equivalents – Amounts primarily consist of Canadian agency and provincial securities investments. The fair value approximates the carrying value.

Commodity and interest rate derivatives – The fair value of commodity derivatives is estimated using internal discounted cash flow calculations based upon forward curves and data obtained from independent third parties for contracts with similar terms or data obtained from counterparties to the agreements.

Debt – Devon’s debt instruments do not actively trade in an established market. The fair values of its debt are estimated based on rates available for debt with similar terms and maturity.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

22.Segment Information

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

The following table presents revenue from contracts with customers that are disaggregated based on the type of good.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Oil	$661	$351	$1,012	$677	$230	$907
Gas	233	—	233	255	—	255
NGL	174	—	174	198	—	198
Oil, gas and NGL revenues from contracts with customers	1,068	351	1,419	1,130	230	1,360
Oil, gas and NGL derivatives	(605)	(104)	(709)	(113)	72	(41)
Upstream revenues	463	247	710	1,017	302	1,319

Oil	356	26	382	531	17	548
Gas	218	—	218	155	—	155
NGL	191	—	191	176	—	176
Total marketing revenues from contracts with customers	765	26	791	862	17	879

Total revenues	$1,228	$273	$1,501	$1,879	$319	$2,198

The following table presents selected financial information for Devon’s reporting segments.
	U.S.	Canada	Total
Three Months Ended March 31, 2019:
Depreciation, depletion and amortization	$380	$79	$459
Interest expense	$71	$15	$86
Asset dispositions	$(44)	$—	$(44)
Restructuring and transaction costs	$51	$3	$54
Earnings (loss) from continuing operations before income taxes	$(450)	$23	$(427)
Income tax benefit	$(106)	$(4)	$(110)
Net earnings (loss) from continuing operations	$(344)	$27	$(317)
Property and equipment, net	$9,926	$3,938	$13,864
Total assets	$13,513	$4,564	$18,077
Capital expenditures, including acquisitions	$481	$49	$530
Three Months Ended March 31, 2018:
Depreciation, depletion and amortization	$305	$94	$399
Interest expense	$247	$148	$395
Asset dispositions	$(12)	$—	$(12)
Loss from continuing operations before income taxes	$(116)	$(129)	$(245)
Income tax expense (benefit)	$1	$(35)	$(34)
Net loss from continuing operations	$(117)	$(94)	$(211)
Property and equipment, net	$10,538	$4,186	$14,724
Total assets (1)	$13,477	$5,271	$18,748
Capital expenditures, including acquisitions	$612	$89	$701

(1)

Total assets in the table above do not include assets held for sale related to Devon’s discontinued operations, which totaled $10.6 billion on March 31, 2018. Additional information about Devon’s discontinued operations can be found in Note 19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month period ended March 31, 2019 compared to previous periods and in our financial condition and liquidity since December 31, 2018. For information regarding our critical accounting policies and estimates, see our 2018 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2019 Results

Key components of our sequential quarter financial performance are summarized below.

	Q1 2019 (4)	Q4 2018 (4)	Change
Net earnings (loss)	$(317)	$1,149	- 128%
Net earnings (loss) per diluted share	$(0.74)	$2.48	- 130%
Core earnings (1)	$158	$46	+243%
Core earnings per diluted share (1)	$0.36	$0.10	+256%
Total production (MBoe/d)	529	532	- 1%
New Devon production (MBoe/d) (2)	308	295	+4%
Realized price per Boe (3)	$29.83	$23.32	+28%
Operating cash flow from continuing operations	$377	$542	- 30%
Capitalized expenditures, including acquisitions	$530	$672	- 21%
Cash and cash equivalents	$1,327	$2,414	- 45%
Total debt	$5,786	$5,947	- 3%

(1)

Core earnings and core earnings per diluted share are financial measures not prepared in accordance with GAAP. For a description of core earnings and core earnings per diluted share, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

(2)	New Devon production excludes production associated with our Canadian and Barnett Shale assets as well as other divested U.S. non-core assets.
(3)	Excludes any impact of oil, gas and NGL derivatives.
(4)	Except for balance sheet amounts, which are presented as of period end.

During the first three months of 2019, we made significant progress in our transition to “New Devon” - a U.S. oil growth company. We announced our intention to separate our Canadian business and our Barnett Shale assets from the Company. We anticipate using the proceeds from the separation of these assets to maintain target debt levels. As we continue to execute on our strategic objectives of funding high-return projects, generating free cash flow, maintaining financial strength and returning cash to shareholders, we have already achieved the following accomplishments in 2019.

•	Increased Delaware Basin and Powder River Basin production 25% in the first quarter of 2019 compared to the fourth quarter of 2018.
•	Initiated workforce and other cost reduction initiatives targeting $200 million of annualized savings by the end of 2019
•	Repurchased $4.0 billion of our $5.0 billion share repurchase program, representing a 20% reduction in outstanding shares since the program’s inception.
•	Increased our quarterly common stock dividend 12.5% to $0.09 per share beginning in the second quarter of 2019.

We exited the first quarter of 2019 with liquidity comprised of $1.3 billion of cash and $2.9 billion of available credit under our Senior Credit Facility. We have no debt maturities until 2021. We currently have approximately 60% of our expected oil and gas production protected for the remainder of 2019. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio in the U.S. and Canada.

Results of Operations – Q1 2019 vs. Q4 2018

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. Specifically, the graph below shows the change in net earnings from the three months ended December 31, 2018 to the three months ended March 31, 2019. The material changes are further discussed by category on the following pages.

* Other includes asset dispositions, restructuring and transaction costs and other expenses.

The graph below presents the drivers of the upstream operations change presented above, with additional details and discussion of the drivers following the graph.

Upstream Operations

Production Volumes

	Q1 2019	% of Total	Q4 2018	Change
Oil and bitumen (MBbls/d)
Delaware Basin	60	23%	45	+32%
STACK	32	13%	31	+3%
Powder River Basin	15	6%	13	+22%
Eagle Ford	25	10%	30	- 18%
Other	6	2%	6	+5%
New Devon	138	54%	125	+10%
Canada divest assets	112	44%	120	- 7%
U.S. divest assets	4	2%	8	- 49%
Total Oil and bitumen	254	100%	253	+1%

	Q1 2019	% of Total	Q4 2018	Change
Gas (MMcf/d)
Delaware Basin	146	15%	127	+14%
STACK	333	32%	343	- 3%
Powder River Basin	18	2%	20	- 8%
Eagle Ford	83	8%	95	- 12%
Other	1	0%	2	- 56%
New Devon	581	57%	587	- 1%
Canada divest assets	4	0%	6	- 31%
U.S. divest assets	439	43%	457	- 4%
Total	1,024	100%	1,050	- 3%

	Q1 2019	% of Total	Q4 2018	Change
NGLs (MBbls/d)
Delaware Basin	23	22%	18	+29%
STACK	35	34%	37	- 5%
Powder River Basin	2	2%	2	+9%
Eagle Ford	12	11%	15	- 22%
Other	1	1%	1	- 8%
New Devon	73	70%	73	+0%
Divest assets	31	30%	32	- 5%
Total	104	100%	105	- 1%

	Q1 2019	% of Total	Q4 2018	Change
Combined (MBoe/d)
Delaware Basin	107	20%	84	+27%
STACK	123	23%	126	- 2%
Powder River Basin	21	4%	18	+15%
Eagle Ford	50	10%	61	- 18%
Other	7	2%	6	+8%
New Devon	308	59%	295	+4%
Canada divest assets	113	21%	121	- 7%
U.S. divest assets	108	20%	116	- 7%
Total	529	100%	532	- 1%

Continued growth in the Delaware Basin and Powder River Basin drove production increases for New Devon for the first quarter of 2019 compared to the fourth quarter of 2018. These production gains were offset by lower production volumes associated with the Eagle Ford and U.S. divest assets. Canada production was lower due to higher royalties in the first quarter of 2019.

Field Prices

	Q1 2019	Realization	Q4 2018	Change
Oil and bitumen (per Bbl)
WTI index	$54.88		$58.80	- 7%
Access Western Blend index	$40.37		$14.06	+187%
U.S.	$51.83	94%	$55.78	- 7%
Canada	$34.60	63%	$(2.49)	+1489%
Realized price, unhedged	$44.20	81%	$27.99	+58%
Cash settlements	$(1.18)		$6.59
Realized price, with hedges	$43.02	78%	$34.58	+24%

	Q1 2019	Realization	Q4 2018	Change
Gas (per Mcf)
Henry Hub index	$3.15		$3.65	- 14%
Realized price, unhedged	$2.53	80%	$2.88	- 12%
Cash settlements	$(0.17)		$(0.28)
Realized price, with hedges	$2.36	75%	$2.60	- 9%

	Q1 2019	Realization	Q4 2018	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$22.94		$26.30	- 13%
Realized price, unhedged	$18.64	81%	$22.15	- 16%
Cash settlements	$0.48		$0.18
Realized price, with hedges	$19.12	83%	$22.33	- 14%

(1)Based upon composition of our NGL barrel.

	Q1 2019	Q4 2018	Change
Combined (per Boe)
U.S.	$28.58	$30.94	- 8%
Canada	$34.42	$(2.46)	+1498%
Realized price, unhedged	$29.83	$23.32	+28%
Cash settlements	$(0.82)	$2.61
Realized price, with hedges	$29.01	$25.93	+12%

In the fourth quarter of 2018, market forces widened Canadian heavy oil differentials beyond historical norms and negatively impacted the price we realized on our Canadian production. We had basis swaps for approximately half of our fourth quarter production to mitigate the effect of the lower market price. To further mitigate the effects of the lower price, we reduced our Jackfish production beginning in November 2018 which impacted our fourth quarter production by approximately 8 MBbls/d. Our Canadian heavy oil unhedged realized price for the fourth quarter of 2018 was near zero. During the first quarter of 2019, heavy oil differentials significantly improved primarily due to provincially mandated production cuts.

Hedging

	Q1 2019	Q4 2018	Change
	Q
Oil	$(27)	$153	- 118%
Natural gas	(16)	(27)	+41%
NGL	4	1	+300%
Total cash settlements	(39)	127	- 131%
Valuation changes	(670)	1,295	- 152%
Total	$(709)	$1,422	- 150%

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

In addition to cash settlements, we also recognize fair value changes on our oil, gas and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves.

Production Expenses

	Q1 2019	Q4 2018	Change
LOE	$220	$251	- 12%
Gathering, processing & transportation	203	220	- 8%
Production taxes	68	70	- 3%
Property taxes	15	15	+0%
Total	$506	$556	- 9%
Per Boe:
LOE	$4.63	$5.12	- 10%
Gathering, processing & transportation	$4.26	$4.50	- 5%
Percent of oil, gas and NGL sales:
Production taxes	4.8%	6.1%	- 21%

LOE decreased primarily due to a Canadian product inventory impairment in the fourth quarter of 2018 and our U.S. non-core divestitures.

Gathering, processing and transportation decreased approximately $20 million due to the expiration of the EnLink Bridgeport minimum volume commitment at the end of 2018.

Production taxes as a percent of oil, gas and NGL sales decreased in the first quarter of 2019 compared to the fourth quarter of 2018 as improved Canadian heavy oil differentials resulted in a higher percentage of our oil, gas and NGL revenues being in Canada whereas the majority of our production taxes are assessed related to our U.S. upstream revenues.

Exploration Expenses

	Q1 2019	Q4 2018	Change
Unproved impairments	$1	$19	- 95%
Geological and geophysical	3	3	+0%
Exploration overhead and other	9	22	- 59%
Total	$13	$44	- 70%

In the fourth quarter of 2018, we had unproved impairments primarily related to a portion of our U.S. non-core operations upon which we do not intend to pursue further exploration and development.

Other

	Q1 2019	Q4 2018	Change
Asset dispositions	$(44)	$(268)	+84%
Restructuring	54	9	+488%
Other	(45)	126	- 136%
Total	$(35)	$(133)	+74%

We recognized gains in conjunction with certain of our U.S. asset dispositions in 2019 and 2018. For further discussion, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first quarter of 2019, we recognized restructuring and transaction costs primarily as a result of our workforce reductions. See Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

The remaining change in other expense was driven primarily by changes in foreign currency exchange instruments as further discussed in Note 6, in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q1 2019	Q4 2018
Current benefit	$(3)	$(23)
Deferred expense (benefit)	(107)	358
Total expense (benefit)	$(110)	$335
Effective income tax rate	26%	23%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Results of Operations – Q1 2019 vs. Q1 2018

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. Specifically, the graph below shows the change in net earnings from the three months ended March 31, 2018 to the three months ended March 31, 2019. The material changes are further discussed by category on the following pages. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

* Other includes asset dispositions, restructuring and transaction costs and other expenses.

Net earnings decreased $164 million during the first quarter of 2019 compared to the first quarter of 2018. The decrease primarily related to a $572 million decrease in upstream operations, driven by $668 million loss on valuation changes and cash settlements of commodity derivatives and a $60 million increase in depreciation, depletion and amortization. These changes were partially offset by lower financing costs primarily due to $312 million of early retirement of debt costs associated with our $800 million debt retirement in the first quarter of 2018.

The graph below presents the drivers of the upstream operations change presented above, with additional details and discussion of the drivers following the graph.

Upstream Operations

Production Volumes

	Q1 2019	% of Total	Q1 2018	Change
Oil and bitumen (MBbls/d)
Delaware Basin	60	23%	34	+74%
STACK	32	13%	34	- 4%
Powder River Basin	15	6%	15	+6%
Eagle Ford	25	10%	23	+8%
Other	6	2%	5	+7%
New Devon	138	54%	111	+24%
Canada divest assets	112	44%	129	- 13%
U.S. divest assets	4	2%	11	- 64%
Total Oil and bitumen	254	100%	251	+1%

	Q1 2019	% of Total	Q1 2018	Change
Gas (MMcf/d)
Delaware Basin	146	15%	93	+57%
STACK	333	32%	324	+3%
Powder River Basin	18	2%	12	+56%
Eagle Ford	83	8%	63	+31%
Other	1	0%	1	- 24%
New Devon	581	57%	493	+18%
Canada divest assets	4	0%	12	- 68%
U.S. divest assets	439	43%	672	- 35%
Total	1,024	100%	1,177	- 13%

	Q1 2019	% of Total	Q1 2018	Change
NGLs (MBbls/d)
Delaware Basin	23	22%	11	+108%
STACK	35	34%	35	+1%
Powder River Basin	2	2%	1	+45%
Eagle Ford	12	11%	8	+47%
Other	1	1%	1	+22%
New Devon	73	70%	56	+30%
Divest assets	31	30%	41	- 25%
Total	104	100%	97	+6%

	Q1 2019	% of Total	Q1 2018	Change
Combined (MBoe/d)
Delaware Basin	107	20%	61	+76%
STACK	123	23%	123	+0%
Powder River Basin	21	4%	18	+15%
Eagle Ford	50	10%	41	+22%
Other	7	2%	6	+8%
New Devon	308	59%	249	+23%
Canada divest assets	113	21%	131	- 14%
U.S. divest assets	108	20%	164	- 34%
Total	529	100%	544	- 3%

Strong performance in the Delaware Basin and Eagle Ford drove production growth for New Devon during the first quarter of 2019 compared to the first quarter of 2018. These production gains were offset by lower production volumes associated with divest assets.

Field Prices

	Q1 2019	Realization	Q1 2018	Change
Oil and bitumen (per Bbl)
WTI index	$54.88		$62.93	- 13%
Access Western Blend index	$40.37		$35.44	+14%
U.S.	$51.83	94%	$61.79	- 16%
Canada	$34.60	63%	$19.74	+75%
Realized price, unhedged	$44.20	81%	$40.15	+10%
Cash settlements	$(1.18)		$(0.10)
Realized price, with hedges	$43.02	78%	$40.05	+7%

	Q1 2019	Realization	Q1 2018	Change
Gas (per Mcf)
Henry Hub index	$3.15		$3.01	+5%
Realized price, unhedged	$2.53	80%	$2.41	+5%
Cash settlements	$(0.17)		$0.17
Realized price, with hedges	$2.36	75%	$2.58	- 9%

	Q1 2019	Realization	Q1 2018	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$22.94		$25.88	- 11%
Realized price, unhedged	$18.64	81%	$22.56	- 17%
Cash settlements	$0.48		$(0.53)
Realized price, with hedges	$19.12	83%	$22.03	- 13%

(1)Based upon composition of our NGL barrel.

	Q1 2019	Q1 2018	Change
Combined (per Boe)
U.S.	$28.58	$30.39	- 6%
Canada	$34.42	$19.45	+77%
Realized price, unhedged	$29.83	$27.75	+8%
Cash settlements	$(0.82)	$0.23
Realized price, with hedges	$29.01	$27.98	+4%

Commodity prices realizations improved in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by a near 80% increase in our realized Canadian oil and bitumen price.

Hedging

	Q1 2019	Q1 2018	Change
	Q
Oil	$(27)	$(2)	- 1250%
Natural gas	(16)	18	- 189%
NGL	4	(5)	+180%
Total cash settlements	(39)	11	- 455%
Valuation changes	(670)	(52)	- 1188%
Total	$(709)	$(41)	- 1629%

Production Expenses

	Q1 2019	Q1 2018	Change
LOE	$220	$241	- 9%
Gathering, processing & transportation	203	228	- 11%
Production taxes	68	59	+15%
Property taxes	15	15	+0%
Total	$506	$543	- 7%
Per Boe:
LOE	$4.63	$4.91	- 6%
Gathering, processing & transportation	$4.26	$4.65	- 8%
Percent of oil, gas and NGL sales:
Production taxes	4.8%	4.4%	+11%

LOE decreased primarily due to the impact of our U.S. non-core asset divestitures.

Gathering, processing and transportation decreased approximately $20 million due to the expiration of the EnLink Bridgeport minimum volume commitment at the end of 2018.

Production taxes increased, on an absolute dollar basis and as a percentage of oil, gas and NGL sales, primarily due to the increase in Oklahoma severance tax rates that became effective during the third quarter of 2018.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
Operating cash flow from continuing operations	$377	$610
Divestitures of property and equipment	311	47
Capital expenditures	(548)	(651)
Acquisitions of property and equipment	(11)	(6)
Debt activity, net	(162)	(1,111)
Repurchases of common stock	(999)	(71)
Common stock dividends	(34)	(32)
Effect of exchange rate and other	(25)	(53)
Net change in cash, cash equivalents and restricted cash from discontinued operations	—	53
Net change in cash, cash equivalents and restricted cash	$(1,091)	$(1,214)
Cash, cash equivalents and restricted cash at end of period	$1,355	$1,470

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. However, changes in assets and liabilities, net, negatively impacted our operating cash flow by $302 million in the first quarter of 2019 primarily due to realizing impacts associated with the Canadian widening differentials in the fourth quarter of 2018. Excluding this short-term timing impact, operating cash flow before changes in assets and liabilities, net fully funded our capital expenditures during the first three months of 2019. We utilize available cash balances and divestiture proceeds to supplement our operating cash flows.

Divestitures of Property and Equipment

During the first three months of 2019, we sold non-core U.S. assets for approximately $300 million, net of customary purchase price adjustments. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report. During the first three months of 2018, we sold non-core U.S. assets for $47 million, net of customary purchase price adjustments.

Capital Expenditures and Acquisitions of Property and Equipment

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Q1 2019	Q1 2018
Oil and gas	$541	$626
Corporate and other	7	25
Total capital expenditures	$548	$651
Acquisitions	$11	$6

Capital expenditures consist of amounts related to our oil and gas exploration and development operations and other corporate activities. Our capital program is designed to operate within or near operating cash flow and maintain significant flexibility. Our capital investment program is driven by a disciplined allocation process focused on returns. Our capital expenditures are lower in 2019 primarily due to our decreased spending in the STACK.

Debt Activity

During the first quarter of 2019, our debt decreased $162 million due to the repayment of our 6.30% senior notes at maturity.

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

Shareholder Distributions and Stock Activity

Devon paid $34 million ($0.08 per share) and $32 million ($0.06 per share) in common stock dividends during the first three months of 2019 and 2018, respectively. In February 2019, we announced an increase to our quarterly dividend to $0.09 per share beginning in the second quarter of 2019.

We repurchased 36.1 million shares of common stock for $1.0 billion in the first quarter of 2019 and 2.6 million shares of common stock for $82 million in the first quarter of 2018 under a share repurchase program authorized by our Board of Directors. For additional information, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Cash Flows from Discontinued Operations

All cash flows in the following table relate to activities of EnLink and the General Partner, in which all our aggregate ownership was divested in July 2018.

Three months ended
March 31, 2018
Cash flows from discontinued operations:
Operating activities	$194
Investing activities	(180)
Debt activity, net	122
Distributions to noncontrolling interests	(102)
Other	19
Financing activities	39
Net change in cash, cash equivalents and restricted cash of discontinued operations	$53

Devon received $67 million in distributions from EnLink and the General Partner during the first three months of 2018. Distributions to noncontrolling interests in the table above exclude the distributions EnLink and the General Partner paid to Devon, which have been eliminated in consolidation.

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

Historically, our primary sources of capital funding and liquidity have been our operating cash flow, cash on hand and asset divestiture proceeds. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. If needed, we can also issue debt and equity securities, including through transactions under our shelf registration statement filed with the SEC. In February 2019, we announced plans to separate our Canadian and Barnett Shale assets and operations. We expect to complete these asset separations in 2019. We plan to use the proceeds from these transactions for debt repayments. We estimate the combination of our sources of capital will continue to be adequate to fund our planned capital requirements as discussed in this section.

Operating Cash Flow

Key inputs into determining our planned capital investment is the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the first quarter of 2019, we held approximately $1.3 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as the actual results of these variables may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We target hedging approximately 50% of our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2019 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

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

For 2019, we expect to aggressively optimize our cost structure in conjunction with our planned Canadian and Barnett Shale asset divestitures, as we focus on our remaining four U.S. oil plays, align our workforce with the retained business and reduce outstanding debt. We anticipate the planned $780 million reduction of annualized costs will occur over three years, with roughly 70% of the savings delivered by the end of 2019. Approximately 40% of the reduced costs relate to our capital programs and the remainder relates to our operating expenses, including G&A, interest expense and production expenses. As of March 31, 2019, we have completed workforce reduction and cost reduction initiatives expected to generate $110 million of annualized savings and are targeting $200 million of G&A savings by the end of 2019.

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

Divestitures of Property and Equipment

We announced the separation of our Canadian and Barnett Shale businesses, which we intend to complete by the end of 2019, as discussed further in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

Our exploration and development budget for the remainder of 2019 is expected to range from $1.3 billion to $1.5 billion, excluding capital associated with our Canadian and Barnett Shale upstream assets.

Credit Availability

As of March 31, 2019, we had approximately $2.9 billion of available borrowings under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2019, there were no borrowings under our commercial paper program, and we were in compliance with the facility’s financial covenant.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. Our credit rating from Standard and

Poor’s Financial Services is BBB with a negative outlook. Our credit rating from Fitch is BBB+ with a negative outlook. Our credit rating from Moody’s Investor Service is Ba1 with a positive outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

Share Repurchase Program

In February 2019, our Board of Directors authorized an expansion of our pre-existing share repurchase program by an additional $1.0 billion to $5.0 billion. The share repurchase program expires December 31, 2019. Through March 31, 2019, we had executed $4.0 billion of the authorized program.

Critical Accounting Estimates

Income Taxes

We regularly assess factors relative to whether our foreign earnings are considered indefinitely reinvested. These factors include forecasted and actual results for both our U.S. and Canadian operations, borrowing conditions in the U.S. and existing U.S. income tax laws. Changes in any of these factors could require recognition of additional deferred, or even current, U.S. income tax expense. We accrue deferred U.S. income tax expense on our foreign earnings when the factors indicate that these earnings are no longer considered indefinitely reinvested.

During the first quarter of 2019, we announced our intent to separate all Canadian assets. As a result, our foreign earnings were no longer considered indefinitely reinvested as of March 31, 2019. However, the deferred tax asset of our Canadian investment will not be recorded until the form of the separation is certain.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2019 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Additionally, we’ve presented our discontinued operations associated with the sale of our aggregate interests in EnLink and the General Partner separately. For more information on the results of operations for EnLink and the General Partner, see Note 19 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, noncash asset impairments (including noncash unproved asset impairments), deferred tax asset valuation allowance, costs associated with early retirement of debt, fair value changes in derivative financial instruments and foreign currency and restructuring and transaction costs associated with the workforce reductions during 2019.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and core earnings per share attributable to Devon to their comparable GAAP measures.

	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2019
Net loss (GAAP)	$(427)	$(317)	$(317)	$(0.74)
Adjustments:
Asset dispositions	(44)	(34)	(34)	(0.08)
Asset and exploration impairments	1	1	1	0.00
Deferred tax asset valuation allowance	—	(18)	(18)	(0.04)
Fair value changes in financial instruments and foreign currency	635	484	484	1.12
Restructuring and transaction costs	54	42	42	0.10
Core earnings (Non-GAAP)	$219	$158	$158	$0.36
2018
Continuing Operations
Net loss (GAAP)	$(245)	$(211)	$(211)	$(0.41)
Adjustments:
Asset dispositions	(12)	(9)	(9)	(0.02)
Asset and exploration impairments	10	7	7	0.01
Deferred tax asset valuation allowance	—	6	6	0.01
Early retirement of debt	312	240	240	0.46
Fair value changes in financial instruments and foreign currency	61	60	60	0.12
Core earnings (Non-GAAP)	$126	$93	$93	$0.17
Discontinued Operations
Net earnings (GAAP)	$64	$58	$14	$0.03
Adjustments:
Fair value changes in financial instruments	2	2	1	0.00
Core earnings (Non-GAAP)	$66	$60	$15	$0.03
Total
Net loss (GAAP)	$(181)	$(153)	$(197)	$(0.38)
Adjustments:
Continuing Operations	371	304	304	0.58
Discontinued Operations	2	2	1	0.00
Core earnings (Non-GAAP)	$192	$153	$108	$0.20

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

Below are reconciliations of net earnings from continuing operations to EBITDAX and a further reconciliation to Field-Level Cash Margin. We have excluded the EBITDAX and Field-Level Cash Margin for our divested assets, Canada and the Barnett Shale to compute Adjusted EBITDAX and Adjusted Field-Level Cash Margin for New Devon. We use Adjusted EBITDAX and Adjusted Field-Level Cash Margin to assess the performance of our portfolio of upstream assets on a “same-store” basis across periods.

	Three Months Ended March 31,
	2019	2018
Net loss from continuing operations (GAAP)	$(317)	$(211)
Financing costs, net	73	387
Income tax benefit	(110)	(34)
Exploration expenses	13	33
Depreciation, depletion and amortization	459	399
Asset disposition gains	(44)	(12)
Share-based compensation	26	37
Derivative and financial instrument non-cash valuation changes	635	61
Restructuring and transaction costs	54	—
Accretion on discounted liabilities and other	(10)	12
EBITDAX (non-GAAP)	779	672
Marketing revenues and expenses, net	(32)	(6)
Commodity derivative cash settlements	39	(11)
General and administration expenses, cash-based	127	162
Field-level cash margin (non-GAAP)	$913	$817

EBITDAX (non-GAAP)	$779	$672
EBITDAX, Divested assets	(6)	(39)
EBITDAX, Canada	(154)	(189)
EBITDAX, Barnett Shale	(68)	(85)
Adjusted EBITDAX (non-GAAP)	$551	$359

Field-level cash margin (non-GAAP)	$913	$817
Field-level cash margin, Divested assets	(6)	(39)
Field-level cash margin, Canada	(210)	(82)
Field-level cash margin, Barnett Shale	(68)	(85)
Adjusted field-level cash margin (non-GAAP)	$629	$611

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2019, we have commodity derivatives that pertain to a portion of our production for the last nine months of 2019 and for 2020. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2019, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $230 million.

Interest Rate Risk

As of March 31, 2019, we had total debt of $5.8 billion. All of this debt was based on fixed interest rates averaging 5.4%.

Foreign Currency Risk

Our net assets, net earnings and cash flows from our Canadian subsidiaries are based on the U.S. dollar equivalent of such amounts measured in the Canadian dollar functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flows are translated using an average exchange rate during the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our March 31, 2019 balance sheet.

Devon engages in intercompany loan activity between subsidiaries with different functional currencies. The value of these foreign currency denominated intercompany loans increases or decreases from the remeasurement into the subsidiaries’ functional currency. Based on the amount of the intercompany loans as of March 31, 2019, a 10% change in the foreign currency exchange rates would not have materially impacted our balance sheet.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2019 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate its adoption in the first quarter of 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease accounting standard. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there were no material pending legal proceedings to which we are a party or to which any of our property is subject.

On April 4, 2019, Devon Energy Production Company, L.P., a wholly-owned subsidiary of the Company (“DEPCO”), agreed to settle its previously disclosed negotiations with the EPA relating to certain alleged Clean Air Act violations at its Beaver Creek Gas Plant located near Riverton, Wyoming by executing an agreed order with the EPA. The order includes a penalty of $150,000 and is subject to the issuance of a final order from the regional EPA judicial officer. Moreover, in connection with the resolution of this matter with EPA, DEPCO expects to enter into consent decree with respect to the same matter with the Wyoming Department of Environmental Quality, which will also include a separate penalty of $150,000. Any such consent decree would be subject to court approval.

Please see our 2018 Annual Report on Form 10-K for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2019 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	9,888	$26.05	9,836	$1,766
February 1 - February 28	10,962	$28.09	10,577	$1,468
March 1 - March 31	15,984	$29.86	15,728	$998
Total	36,834	$28.31	36,141

(1)

In addition to shares purchased under the share repurchase program described below, these amounts also included 693,000 shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

(2)

On March 7, 2018, we announced a $1.0 billion share repurchase program. On June 6, 2018, we announced the expansion of this program to $4.0 billion. On February 19, 2019, we announced a further expansion to $5.0 billion with a December 31, 2019 expiration date. As of March 31, 2019, we had repurchased 114.3 million common shares for $4.0 billion, or $35.01 per share, under our share repurchases program. Future purchases under the program will be made in open market, private transactions or through the use of ASR programs.

Under the Devon Plan, eligible employees may purchase shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 13,500 shares of our common stock in the first quarter of 2019, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Similarly, eligible Canadian employees may purchase shares of our common stock through an investment in the Canadian Plan, which is administered by an independent trustee, Sun Life Assurance Company of Canada. Shares sold under the Canadian Plan were acquired through open-market purchases. These shares and any interest in the Canadian Plan were offered and sold in reliance on the exemptions for offers and sales of securities made outside of the U.S., including under Regulation S for offers and sales of securities to employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the U.S. In the first quarter of 2019, there were 8,300 shares purchased by Canadian employees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1

2019 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and executive officers for restricted stock awarded.*

10.2

2019 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and executive officers for performance based restricted share units awarded.*

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

_____________

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: May 1, 2019	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer