Form 10-Q
period 2019-06-30
DEVON ENERGY CORP/DE
filed 2019-08-07
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32318

DEVON ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1567067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

333 West Sheridan Avenue, Oklahoma City, Oklahoma	73102-5015
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (405) 235-3611

Former name, address and former fiscal year, if changed from last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	DVN	The New York Stock Exchange

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

On July 24, 2019, 404.2 million shares of common stock were outstanding.

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

“Canada” means the division of Devon encompassing oil and gas properties located in Canada. On June 27, 2019, all of Devon’s Canadian operating assets and operations were divested. All dollar amounts associated with Canada are in U.S. dollars, unless stated otherwise.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Upstream revenues	$1,191	$766	$1,654	$1,783
Marketing revenues	730	1,156	1,495	2,018
Total revenues	1,921	1,922	3,149	3,801
Production expenses	371	406	736	801
Exploration expenses	7	62	11	83
Marketing expenses	713	1,149	1,463	2,015
Depreciation, depletion and amortization	394	342	774	647
Asset impairments	—	154	—	154
Asset dispositions	(1)	23	(45)	11
General and administrative expenses	114	135	249	310
Financing costs, net	66	64	126	453
Restructuring and transaction costs	12	85	63	85
Other expenses	8	(15)	(9)	(64)
Total expenses	1,684	2,405	3,368	4,495
Earnings (loss) from continuing operations before income taxes	237	(483)	(219)	(694)
Income tax expense (benefit)	71	13	(39)	10
Net earnings (loss) from continuing operations	166	(496)	(180)	(704)
Net earnings from discontinued operations, net of income tax expense	329	161	358	216
Net earnings (loss)	495	(335)	178	(488)
Net earnings attributable to noncontrolling interests	—	90	—	134
Net earnings (loss) attributable to Devon	$495	$(425)	$178	$(622)
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$0.40	$(0.97)	$(0.43)	$(1.36)
Basic earnings from discontinued operations per share	0.80	0.14	0.85	0.16
Basic net earnings (loss) per share	$1.20	$(0.83)	$0.42	$(1.20)
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$0.40	$(0.97)	$(0.43)	$(1.36)
Diluted earnings from discontinued operations per share	0.79	0.14	0.85	0.16
Diluted net earnings (loss) per share	$1.19	$(0.83)	$0.42	$(1.20)
Comprehensive loss:
Net earnings (loss)	$495	$(335)	$178	$(488)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation, discontinued operations	43	(34)	78	(82)
Release of Canadian cumulative translation adjustment, discontinued operations	(1,237)	—	(1,237)	—
Pension and postretirement plans	13	3	15	7
Other comprehensive loss, net of tax	(1,181)	(31)	(1,144)	(75)
Comprehensive loss	$(686)	$(366)	$(966)	$(563)
Comprehensive earnings attributable to noncontrolling interests	—	90	—	134
Comprehensive loss attributable to Devon	$(686)	$(456)	$(966)	$(697)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$495	$(335)	$178	$(488)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Net earnings from discontinued operations, net of income tax expense	(329)	(161)	(358)	(216)
Depreciation, depletion and amortization	394	342	774	647
Asset impairments	—	154	—	154
Leasehold impairments	1	53	2	61
Accretion on discounted liabilities	10	9	20	18
Total (gains) losses on commodity derivatives	(140)	487	465	600
Cash settlements on commodity derivatives	23	(144)	54	(229)
(Gains) losses on asset dispositions	(1)	23	(45)	11
Deferred income tax expense (benefit)	69	—	(38)	(4)
Share-based compensation	23	53	69	87
Early retirement of debt	—	—	—	312
Other	2	(20)	(12)	(65)
Changes in assets and liabilities, net	(59)	65	(143)	71
Net cash from operating activities - continuing operations	488	526	966	959
Cash flows from investing activities:
Capital expenditures	(494)	(543)	(996)	(1,105)
Acquisitions of property and equipment	(13)	(10)	(23)	(16)
Divestitures of property and equipment	28	560	339	607
Net cash from investing activities - continuing operations	(479)	7	(680)	(514)
Cash flows from financing activities:
Repayments of long-term debt principal	—	—	(162)	(807)
Early retirement of debt	—	—	—	(304)
Repurchases of common stock	(187)	(428)	(1,185)	(499)
Dividends paid on common stock	(37)	(42)	(71)	(74)
Shares exchanged for tax withholdings	(3)	(6)	(22)	(35)
Net cash from financing activities - continuing operations	(227)	(476)	(1,440)	(1,719)
Net change in cash, cash equivalents and restricted cash of continuing operations	(218)	57	(1,154)	(1,274)
Cash flows from discontinued operations:
Operating activities	135	(21)	33	350
Investing activities	2,544	(281)	2,497	(550)
Financing activities	—	73	(8)	103
Effect of exchange rate changes on cash	37	227	39	212
Net change in cash, cash equivalents and restricted cash of discontinued operations	2,716	(2)	2,561	115
Net change in cash, cash equivalents and restricted cash	2,498	55	1,407	(1,159)
Cash, cash equivalents and restricted cash at beginning of period	1,355	1,470	2,446	2,684
Cash, cash equivalents and restricted cash at end of period	$3,853	$1,525	$3,853	$1,525

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,470	$1,460	$3,470	$1,460
Cash restricted for discontinued operations	370	—	370	—
Restricted cash included in other current assets	13	28	13	28
Cash and cash equivalents included in current assets associated with discontinued operations	—	37	—	37
Total cash, cash equivalents and restricted cash	$3,853	$1,525	$3,853	$1,525

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,470	$2,414
Cash restricted for discontinued operations	370	—
Accounts receivable	842	855
Current assets associated with discontinued operations	131	283
Other current assets	354	885
Total current assets	5,167	4,437
Oil and gas property and equipment, based on successful efforts accounting, net	8,987	8,982
Other property and equipment, net	1,050	1,044
Total property and equipment, net	10,037	10,026
Goodwill	841	841
Right-of-use assets	273	—
Other long-term assets	232	276
Long-term assets associated with discontinued operations	99	3,986
Total assets	$16,649	$19,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$522	$563
Revenues and royalties payable	772	832
Short-term debt	—	162
Current liabilities associated with discontinued operations	1,894	338
Other current liabilities	279	331
Total current liabilities	3,467	2,226
Long-term debt	4,294	4,292
Lease liabilities	263	—
Asset retirement obligations	528	606
Other long-term liabilities	431	442
Long-term liabilities associated with discontinued operations	189	2,285
Deferred income taxes	483	529
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 410 million and 450 million shares in 2019 and 2018, respectively	41	45
Additional paid-in capital	3,352	4,486
Retained earnings	3,738	3,650
Accumulated other comprehensive earnings (loss)	(117)	1,027
Treasury stock, at cost, 0.7 million and 1.0 million shares in 2019 and 2018, respectively	(20)	(22)
Total stockholders’ equity	6,994	9,186
Total liabilities and stockholders' equity	$16,649	$19,566

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended June 30, 2019
Balance as of March 31, 2019	417	$42	$3,518	$3,280	$1,064	$(47)	$—	$7,857
Net earnings	—	—	—	495	—	—	—	495
Other comprehensive loss, net of tax	—	—	—	—	(1,181)	—	—	(1,181)
Common stock repurchased	—	—	—	—	—	(164)	—	(164)
Common stock retired	(7)	(1)	(190)	—	—	191	—	—
Common stock dividends	—	—	—	(37)	—	—	—	(37)
Share-based compensation	—	—	24	—	—	—	—	24
Balance as of June 30, 2019	410	$41	$3,352	$3,738	$(117)	$(20)	$—	$6,994
Three Months Ended June 30, 2018
Balance as of March 31, 2018	526	$53	$7,269	$473	$1,122	$(12)	$4,820	$13,725
Net earnings (loss)	—	—	—	(425)	—	—	90	(335)
Other comprehensive loss, net of tax	—	—	—	—	(31)	—	—	(31)
Common stock repurchased	—	(1)	—	—	—	(444)	—	(445)
Common stock retired	(11)	(1)	(433)	—	—	434	—	—
Common stock dividends	—	—	—	(42)	—	—	—	(42)
Share-based compensation	—	—	53	—	—	—	—	53
Subsidiary equity transactions	—	—	(1)	—	—	—	41	40
Distributions to noncontrolling interests	—	—	—	—	—	—	(117)	(117)
Balance as of June 30, 2018	515	$51	$6,888	$6	$1,091	$(22)	$4,834	$12,848
Six Months Ended June 30, 2019
Balance as of December 31, 2018	450	$45	$4,486	$3,650	$1,027	$(22)	$—	$9,186
Effect of adoption of lease accounting	—	—	—	(19)	—	—	—	(19)
Net earnings	—	—	—	178	—	—	—	178
Other comprehensive loss, net of tax	—	—	—	—	(1,144)	—	—	(1,144)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(1,206)	—	(1,206)
Common stock retired	(43)	(4)	(1,204)	—	—	1,208	—	—
Common stock dividends	—	—	—	(71)	—	—	—	(71)
Share-based compensation	—	—	70	—	—	—	—	70
Balance as of June 30, 2019	410	$41	$3,352	$3,738	$(117)	$(20)	$—	$6,994
Six Months Ended June 30, 2018
Balance as of December 31, 2017	525	$53	$7,333	$702	$1,166	$—	$4,850	$14,104
Net earnings (loss)	—	—	—	(622)	—	—	134	(488)
Other comprehensive loss, net of tax	—	—	—	—	(75)	—	—	(75)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	(1)	—	—	—	(555)	—	(556)
Common stock retired	(14)	(1)	(532)	—	—	533	—	—
Common stock dividends	—	—	—	(74)	—	—	—	(74)
Share-based compensation	1	—	89	—	—	—	—	89
Subsidiary equity transactions	—	—	(2)	—	—	—	69	67
Distributions to noncontrolling interests	—	—	—	—	—	—	(219)	(219)
Balance as of June 30, 2018	515	$51	$6,888	$6	$1,091	$(22)	$4,834	$12,848

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

The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2019 and 2018 and Devon’s financial position as of June 30, 2019. As further discussed in Note 18, Devon sold its Canadian operations on June 27, 2019 and its ownership interests in EnLink and the General Partner on July 18, 2018. Activity relating to Devon’s Canadian operations and EnLink and the General Partner are classified as discontinued operations within Devon’s consolidated comprehensive statements of earnings and consolidated statements of cash flows. The associated assets and liabilities of Devon’s Canadian operations are presented as assets and liabilities associated with discontinued operations on the consolidated balance sheets.

Segment Information

Subsequent to the sale of Devon’s Canadian business in 2019 discussed in Note 18, Devon’s oil and gas exploration and production activities are solely focused in the U.S. For financial reporting purposes, Devon aggregates its U.S. operating segments into one reporting segment due to the similar nature of its business. With the reclassification of Devon’s Canadian operations to discontinued operations and assets and liabilities associated with discontinued operations, Devon now has one reporting segment, which is reflected in the consolidated financial statements.

The following table presents revenue from contracts with customers that are disaggregated based on the type of good.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil	$753	$808	$1,414	$1,485
Gas	147	207	380	462
NGL	151	238	325	436
Oil, gas and NGL revenues from contracts with customers	1,051	1,253	2,119	2,383
Oil, gas and NGL derivatives	140	(487)	(465)	(600)
Upstream revenues	1,191	766	1,654	1,783

Oil	394	766	750	1,297
Gas	172	160	390	315
NGL	164	230	355	406
Total marketing revenues from contracts with customers	730	1,156	1,495	2,018

Total revenues	$1,921	$1,922	$3,149	$3,801

Recently Adopted Accounting Standards

In January 2019, Devon adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective method. See Note 14 for further discussion regarding Devon’s adoption of the leases standard.

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

The SEC released Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends Regulation S-K to modernize and simplify certain disclosure requirements in a manner that reduces costs and burdens on registrants while continuing to provide all material information to investors. The rule became effective May 2, 2019. The rule amended numerous SEC rules, items and forms covering a diverse group of topics, primarily focusing on reducing or eliminating disclosures. Other than presentation, this adoption did not have a material impact on Devon’s consolidated financial statements.

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

2.Divestitures

In February 2019, Devon announced its intent to separate its Canadian business and Barnett Shale assets from the Company, based on authorizations provided by its Board of Directors. On June 27, 2019, Devon completed the sale of all of its operating assets and operations in Canada to Canadian Natural Resources Limited for proceeds, net of purchase price adjustments, of $2.6 billion ($3.4 billion Canadian dollars), and recognized a pre-tax gain of $189 million ($460 million, net of tax). As a part of the transaction, $436 million of asset retirement obligations were assumed by Canadian Natural Resources Limited. In aggregate, the total estimated proved reserves associated with these assets were approximately 400 MMBoe, or 21% of total proved reserves. In conjunction with the Canadian divestiture, Devon recognized $273 million of restructuring and asset impairment related charges. These costs relate to personnel, office lease abandonment and a firm transportation agreement abandonment. Additional information on these discontinued operations can be found in Note 18.

Devon is evaluating multiple methods of separation for the Barnett Shale assets, including a potential sale, potential mergers or spin-off. As of June 30, 2019, Devon does not currently have any indications that it would recognize an impairment upon separating its Barnett Shale assets as they are long-lived assets that are held for use. This conclusion is based on probability-weighted computations applied to the separation methods currently under evaluation. As of June 30, 2019, Devon’s carrying value of its Barnett Shale net assets (property and equipment, asset retirement obligations and estimated allocated goodwill) was approximately $1.4 billion. Should Devon enter into a transaction that causes Devon to cease having control, such as a cash sale or exchange for a noncontrolling interest in another entity or combination thereof, Devon would recognize a gain or loss based on the value of the proceeds and/or equity interests as compared to the carrying value. Devon anticipates reporting all information for its Barnett Shale assets as discontinued operations in 2019 when all the requisite criteria are met for such financial statement presentation.

In the first quarter of 2019, Devon received proceeds of approximately $300 million and recognized a $44 million net gain on asset dispositions, primarily from sales of non-core assets in the Permian Basin. In aggregate, the total estimated proved reserves associated with these divested assets were approximately 25 MMBoe, or less than 2% of total U.S. proved reserves. As of December

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

31, 2018, assets and liabilities associated with these divested assets were classified as held for sale in the accompanying consolidated balance sheet.

During the second quarter of 2018, Devon sold a portion of its Barnett Shale assets, primarily located in Johnson County for $553 million. Estimated proved reserves associated with these assets were approximately 10% of total proved reserves. The transaction resulted in an adjustment to Devon’s capitalized costs with no gain recognized in the consolidated statement of earnings. In conjunction with the divestiture, Devon settled certain gas processing contracts and recognized an approximately $40 million settlement expense, which is included in asset dispositions within the consolidated statement of earnings.

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of June 30, 2019, Devon did not have any open interest rate swap contracts.

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

Commodity Derivatives

As of June 30, 2019, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2019	41,100	$60.76	79,750	$54.89	$64.92
Q1-Q4 2020	3,238	$60.13	22,432	$52.92	$63.03

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2019	5,000	$50.00	$63.00	$74.80

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2019	Midland Sweet	28,000	$(0.46)
Q3-Q4 2019	Argus LLS	7,500	$5.18
Q3-Q4 2019	Argus MEH	26,000	$3.33
Q3-Q4 2019	NYMEX Roll	38,000	$0.45
Q1-Q4 2020	Argus MEH	9,000	$3.44
Q1-Q4 2020	NYMEX Roll	42,000	$0.32

As of June 30, 2019, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2019	257,800	$2.80	200,500	$2.63	$3.02
Q1-Q4 2020	81,409	$2.77	42,557	$2.73	$3.03

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2019	Panhandle Eastern Pipe Line	20,000	$(0.56)
Q3-Q4 2019	El Paso Natural Gas	130,000	$(1.46)
Q3-Q4 2019	Houston Ship Channel	162,500	$0.01
Q1-Q4 2020	Panhandle Eastern Pipe Line	30,000	$(0.47)
Q1-Q4 2020	El Paso Natural Gas	40,000	$(0.67)
Q1-Q4 2020	Houston Ship Channel	10,000	$0.02

As of June 30, 2019, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2019	Ethane	1,000	$11.55
Q3-Q4 2019	Natural Gasoline	4,500	$55.93
Q3-Q4 2019	Normal Butane	4,000	$33.69
Q3-Q4 2019	Propane	8,500	$30.01
Q1-Q4 2020	Propane	2,500	$27.29

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commodity derivatives:
Upstream revenues	$140	$(487)	$(465)	$(600)
Marketing revenues	—	(1)	1	(1)
Interest rate derivatives:
Other expenses	—	19	—	65
Net gains (losses) recognized	$140	$(469)	$(464)	$(536)

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	June 30, 2019	December 31, 2018
Commodity derivative assets:
Other current assets	$117	$634
Other long-term assets	10	40
Total derivative assets	$127	$674
Commodity derivative liabilities:
Other current liabilities	$7	$32
Other long-term liabilities	—	1
Total derivative liabilities	$7	$33

4.Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated comprehensive statements of earnings. The vesting for certain share-based awards was accelerated in conjunction with the reduction of workforce described in Note 6 and is included in restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

	Six Months Ended June 30,
	2019	2018
G&A	$44	$59
Exploration expenses	1	2
Restructuring and transaction costs	24	26
Total	$69	$87
Related income tax benefit	$10	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first six months of 2019. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/18	5,963	$35.47	302	$35.93	2,868		$30.14
Granted	4,383	$25.49	—	$—	741		$28.97
Vested	(4,295)	$33.60	(141)	$37.48	(145)		$37.23
Forfeited	(557)	$27.16	—	$—	(1,276)		$11.34
Unvested at 6/30/19	5,494	$29.80	161	$34.56	2,188	(1)	$40.25

(1)	A maximum of 4.4 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2019, as indicated in the previous summary table.

	2019
Grant-date fair value	$28.43	—	$29.53
Risk-free interest rate	2.48%
Volatility factor	39.1%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2019.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost	$116	$—	$25
Weighted average period for recognition (years)	2.8	1.9	1.7

5.Asset Impairments

Unproved Impairments

During the first six months of 2018, Devon impaired certain non-core acreage in the U.S. that it no longer intends to pursue for exploration opportunities, resulting in unproved impairments of $61 million. Unproved impairments are included in exploration expenses in the consolidated comprehensive statements of earnings.

Asset Impairments

During the second quarter of 2018, Devon recognized $109 million of proved asset impairments relating to U.S. non-core assets no longer in its development plans and approximately $45 million of non-oil and gas asset impairments.

6.Restructuring and Transaction Costs

During the first quarter of 2019, Devon announced workforce reductions and other initiatives designed to enhance its operational focus and cost structure in conjunction with the portfolio transformation announcement further discussed in Note 2. As a result, Devon recognized $63 million of restructuring expenses during the first six months of 2019. Of these expenses, $24 million resulted from

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

accelerated vesting of share-based grants, which are noncash charges. Additionally, $5 million resulted from settlements of defined retirement benefits.

During the second quarter of 2018, Devon recognized $85 million in personnel related restructuring expenses related to workforce reductions. Of these expenses, $26 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, $15 million resulted from estimated settlements of defined retirement benefits.

Devon anticipates recognizing additional restructuring charges in 2019 primarily when the separation of its Barnett Shale assets is completed.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2018	$39	$3	$42
Changes related to 2019 workforce reductions	23	—	23
Changes related to prior years' restructurings	(23)	(2)	(25)
Balance as of June 30, 2019	$39	$1	$40

Balance as of December 31, 2017	$17	$17	$34
Changes related to prior years' restructurings	42	(7)	35
Balance as of June 30, 2018	$59	$10	$69

7.Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax expense (benefit)	$2	$13	$(1)	$14
Deferred income tax expense (benefit)	69	—	(38)	(4)
Total income tax expense (benefit)	$71	$13	$(39)	$10

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	8%	(1%)	4%	(1%)
Other	1%	3%	(7%)	(2%)
Deferred tax asset valuation allowance	—%	(26%)	—%	(19%)
Effective income tax rate	30%	(3%)	18%	(1%)

Devon estimates its annual effective income tax rate to record its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

In the second quarter of 2019, the deferred tax asset representing Devon’s U.S. state net operating loss that is subject to a valuation allowance increased by $11 million from the first quarter of 2019. The corresponding increase in the valuation allowance against the state net operating loss resulted in a deferred tax expense, which is included within state income taxes in the table above.

In the table above, the “other” effect is primarily composed of permanent differences for which dollar amounts do not increase or decrease in relation to the change in pre-tax earnings. Generally, such items have an insignificant impact on Devon’s effective income tax rate. However, these items had a more noticeable impact to the rate in the first six months of 2019 due to the low relative net loss during the period.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Through the first six months of 2018, Devon maintained a 100% valuation allowance against its U.S. deferred tax assets resulting from prior year cumulative financial losses, oil and gas impairments, and significant net operating losses for U.S. federal and state income tax. However, upon closing the EnLink divestiture in the third quarter of 2018, Devon reassessed its position and determined that a full valuation allowance against its U.S. deferred tax assets was no longer necessary, maintaining only valuation allowances against certain deferred tax assets, including certain tax credits and state net operating losses.

On June 27, 2019, Devon completed the sale of all of its Canadian operating assets. Devon’s foreign earnings have not been considered indefinitely reinvested since the announcement of the plan to separate the assets in the first quarter of 2019. As the separation took the form of an asset sale and Devon has retained certain non-operating obligations to be settled over time, Devon has not recorded a deferred tax asset or corresponding valuation allowance related to its Canadian investment.

As the sale of all of its Canadian operating assets closed during the second quarter of 2019, Devon has recorded materially all tax impacts related to the Canadian business in discontinued operations. Additional information on these discontinued operations can be found in Note 18.

8.	Net Earnings (Loss) Per Share from Continuing Operations

The following table reconciles net earnings (loss) from continuing operations and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings (loss) per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$166	$(496)	$(180)	$(704)
Attributable to participating securities	(2)	(1)	(1)	(1)
Basic and diluted earnings (loss) from continuing operations	$164	$(497)	$(181)	$(705)
Common shares:
Common shares outstanding - total	415	521	425	524
Attributable to participating securities	(6)	(6)	(6)	(6)
Common shares outstanding - basic	409	515	419	518
Dilutive effect of potential common shares issuable	2	—	—	—
Common shares outstanding - diluted	411	515	419	518
Net earnings (loss) per share from continuing operations:
Basic	$0.40	$(0.97)	$(0.43)	$(1.36)
Diluted	$0.40	$(0.97)	$(0.43)	$(1.36)
Antidilutive options (1)	1	2	1	2

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency translation:
Beginning accumulated foreign currency translation and other	$1,194	$1,261	$1,159	$1,309
Change in cumulative translation adjustment	43	(36)	78	(96)
Release of Canadian cumulative translation adjustment (1)	(1,237)	—	(1,237)	—
Income tax benefit	—	2	—	14
Ending accumulated foreign currency translation	—	1,227	—	1,227
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(130)	(139)	(132)	(143)
Recognition of net actuarial loss and prior service cost in earnings (2)	17	3	20	7
Income tax expense	(4)	—	(5)	—
Ending accumulated pension and postretirement benefits	(117)	(136)	(117)	(136)
Accumulated other comprehensive earnings (loss), net of tax	$(117)	$1,091	$(117)	$1,091

(1)

In conjunction with the sale of all of its Canadian operating assets, Devon released the cumulative translation adjustment as part of its gain on the disposition of its Canadian business. See Note 18 for additional details.

(2)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of other expenses in the accompanying consolidated comprehensive statements of earnings. See Note 16 for additional details.

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Changes in assets and liabilities, net:
Accounts receivable	$60	$(131)	$31	$(162)
Other current assets	(5)	6	7	(95)
Other long-term assets	(6)	(25)	(15)	(66)
Accounts payable	15	73	(21)	93
Revenues and royalties payable	(68)	139	(60)	210
Other current liabilities	(67)	4	(90)	95
Other long-term liabilities	12	(1)	5	(4)
Total	$(59)	$65	$(143)	$71
Supplementary cash flow data - total operations:
Interest paid (net of capitalized interest)	$108	$138	$161	$214
Income taxes paid (refunded)	$10	$(7)	$16	$(6)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2019	December 31, 2018
Oil, gas and NGL sales	$368	$413
Joint interest billings	198	150
Marketing revenues	255	284
Other	27	15
Gross accounts receivable	848	862
Allowance for doubtful accounts	(6)	(7)
Net accounts receivable	$842	$855

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2019	December 31, 2018
Property and equipment:
Proved	$41,155	$40,378
Unproved and properties under development	770	833
Total oil and gas	41,925	41,211
Less accumulated DD&A	(32,938)	(32,229)
Oil and gas property and equipment, net	8,987	8,982
Other property and equipment	1,735	1,707
Less accumulated DD&A	(685)	(663)
Other property and equipment, net	1,050	1,044
Property and equipment, net	$10,037	$10,026

13.	Debt and Related Expenses

A summary of debt is as follows:

	June 30, 2019	December 31, 2018

6.30% due January 15, 2019	$—	$162
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
7.875% due September 30, 2031 (1)	675	675
7.95% due April 15, 2032 (1)	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(20)	(21)
Debt issuance costs	(35)	(36)
Total debt	4,294	4,454
Less amount classified as short-term debt	—	162
Total long-term debt	$4,294	$4,292

(1)	These senior notes were included in the 2018 tender offer repurchases discussed below.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of June 30, 2019, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $3 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as impairments. As of June 30, 2019, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 23.4%.

In connection with the closing of the sale of its Canadian business, Devon reallocated and terminated all Canadian commitments under the Senior Credit Facility in accordance with the terms of the credit agreement governing the Senior Credit Facility. The termination of the Canadian subfacility was effective as of June 27, 2019, and such termination did not decrease the $3.0 billion in total revolving commitments under, or otherwise modify the terms of, the Senior Credit Facility.

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

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest based on debt outstanding	$65	$68	$130	$151
Early retirement of debt	—	—	—	312
Other	1	(4)	(4)	(10)
Total net financing costs	$66	$64	$126	$453

14.Leases

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

The following table presents Devon’s right-of-use assets and lease liabilities as of June 30, 2019.

	Finance	Operating	Total
Right-of-use assets	$209	$64	$273
Lease liabilities:
Current lease liabilities (1)	$7	$39	$46
Long-term lease liabilities	239	24	263
Total lease liabilities	$246	$63	$309

(1)	Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

The following table presents Devon’s total lease cost.

		Three Months Ended	Six Months Ended
		June 30, 2019
Operating lease cost	Property, plant and equipment; G&A	$12	$25
Short-term lease cost (1)	Property, plant and equipment; G&A	21	45
Financing lease cost:
Amortization of right-of-use assets	DD&A	6	12
Interest on lease liabilities	Net financing costs	2	5
Variable lease cost	G&A	—	1
Lease income	G&A	(1)	(2)
Net lease cost		$40	$86

(1)	Short-term lease cost excludes leases with terms of one month or less.

The following table presents Devon’s additional lease information for the three and six months ended June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Finance	Operating	Finance	Operating
Cash outflows for lease liabilities:
Operating cash flows	$1	$—	$3	$1
Investing cash flows	$—	$12	$—	$27
Right-of-use assets obtained in exchange for new lease liabilities	$—	$1	$—	$1
Weighted average remaining lease term (years)	8.5	1.9	8.5	1.9
Weighted average discount rate	4.2%	3.2%	4.2%	3.2%

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents Devon’s maturity analysis as of June 30, 2019 for leases expiring in each of the next 5 years and thereafter.

	Finance	Operating	Total (1)
2019	$3	$22	$25
2020	7	32	39
2021	7	8	15
2022	8	1	9
2023	8	1	9
Thereafter	306	1	307
Total lease payments	339	65	404
Less: interest	(93)	(2)	(95)
Present value of lease liabilities	$246	$63	$309

(1)

Under previous lease accounting standard, ASC 840, Devon’s lease obligations as of December 31, 2018 expiring in each of the next 5 years and thereafter were $61 million for 2019, $48 million for 2020, $18 million for 2021, $9 million for 2022, $8 million for 2023 and $33 million thereafter.

Devon rents or subleases certain real estate to third parties. The following table presents Devon’s expected lease income as of June 30, 2019 for each of the next 5 years and thereafter.

Operating
Lease Income (1)
2019	$3
2020	6
2021	7
2022	7
2023	7
Thereafter	53
Total	$83

(1)	Included in operating lease income is approximately $30 million related to leases which have been executed but not yet commenced.

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Six Months Ended June 30,
	2019	2018
Asset retirement obligations as of beginning of period	$623	$704
Liabilities incurred	8	17
Liabilities settled and divested	(40)	(58)
Revision of estimated obligation	(63)	—
Accretion expense on discounted obligation	15	18
Asset retirement obligations as of end of period	543	681
Less current portion	15	18
Asset retirement obligations, long-term	$528	$663

During the first six months of 2019, Devon reduced its asset retirement obligations by $63 million, primarily due to changes in the future cost estimates and retirement dates for its oil and gas assets.

During the second quarter of 2018, Devon reduced its asset retirement obligations by $34 million for those obligations that were assumed by purchasers of certain Barnett Shale assets. For additional information, see Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.	Retirement Plans

The following table presents the components of net periodic benefit cost for Devon’s pension benefits plan. There was $1 million of net periodic benefit credit for postretirement benefit plans for all periods presented below.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$2	$3	$3	$5
Interest cost	8	10	17	20
Expected return on plan assets	(9)	(14)	(19)	(27)
Amortization of prior service cost (1)	—	1	1	1
Net actuarial loss (1)	3	3	6	7
Net periodic benefit cost (2)	$4	$3	$8	$6

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings.
(2)

The service cost component of net periodic benefit cost is included in G&A expense and the remaining components of net periodic benefit costs are included in other expenses in the accompanying consolidated comprehensive statements of earnings.

17.	Stockholders’ Equity

Share Repurchase Program

In March 2018, Devon announced a share repurchase program to buy up to $1.0 billion of its common stock. In June 2018, in conjunction with the announced divestiture of its investment in EnLink and the General Partner, Devon increased its program by an additional $3.0 billion. In February 2019, Devon’s Board of Directors authorized an expansion of the share repurchase program by an additional $1.0 billion, bringing the total to $5.0 billion. The share repurchase program expires December 31, 2019.

The table below provides information regarding purchases of Devon’s common stock that were made during 2018 and the first six months of 2019 (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
First quarter 2018:
Open-Market	2,561	$82	$32.19
Second quarter 2018:
Open-Market	11,154	439	39.35
Third quarter 2018:
Open-Market	16,492	712	43.13
ASR	24,330	1,000	41.10
Total	40,822	1,712	41.92
Fourth quarter 2018:
Open-Market	23,612	745	31.57
First quarter 2019:
Open-Market	36,141	1,024	28.33
Second quarter 2019:
Open-Market	5,911	159	27.01
Total inception-to-date	120,201	$4,161	$34.62

Dividends

The table below summarizes the dividends Devon paid on its common stock.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Amounts	Rate Per Share
Quarter Ended 2019:
First quarter	$34	$0.08
Second quarter	37	$0.09
Total year-to-date	$71
Quarter Ended 2018:
First quarter	$32	$0.06
Second quarter	42	$0.08
Total year-to-date	$74

Devon raised its quarterly dividend by 12.5%, to $0.09 per share, beginning in the second quarter of 2019. In the second quarter of 2018, Devon increased the quarterly dividend rate from $0.06 to $0.08 per share.

18.	Discontinued Operations and Assets Held For Sale

Canada

On May 29, 2019, Devon announced it had entered into an agreement to sell all of its operating assets and operations in Canada to Canadian Natural Resources Limited. Devon concluded that the transaction was a strategic shift and met the requirements of assets held for sale and discontinued operations upon the authorization to enter the agreement by Devon’s Board of Directors. As part of its assessment, Devon considered the following: 1) Devon is exiting its entire heavy oil and Canadian operations; 2) Devon’s Canadian operations is a separate reportable segment and is a component of Devon’s business; and 3) the transaction resulted in a material reduction in total assets, revenues, net earnings and total proved reserves. As a result, Devon has classified the results of operations and cash flows related to its Canadian operations as discontinued operations on its consolidated financial statements. Additionally, Devon ceased depreciation and amortization for all plant, property and equipment and intangible assets classified as assets held for sale on the date the sales agreement was approved by the Board of Directors.

On June 27, 2019, Devon completed the sale of its Canadian business for $2.6 billion ($3.4 billion Canadian dollars), net of purchase price adjustments, and recognized a pre-tax gain of $189 million ($460 million net of tax, primarily due to a significant deferred tax benefit). Current (cash) income tax associated with the sale was approximately $110 million. The disposition of all of Devon’s Canadian operating assets resulted in Devon releasing its historical cumulative foreign currency translation adjustment of $1.2 billion from accumulated other comprehensive earnings to be included within the gain computation. The historical cumulative foreign currency translation portion of the gain is not taxable. Additionally, $370 million of the Canadian cash balance is restricted for funding certain tax and other obligations related to the Canadian business and is classified as cash restricted for discontinued operations on the consolidated balance sheets.

In conjunction with the sale of Devon’s Canadian business, Devon recognized $273 million of restructuring and asset impairment related charges. Canadian Natural Resources Limited has reimbursed Devon for approximately $50 million of these restructuring costs, under the terms of the disposition agreement. Along with certain tax obligations, these costs will be funded with the restricted cash described above. These charges consist of $154 million related to a firm transportation agreement abandonment and $55 million related to office lease abandonment and related asset impairment charges. Cash payments for the abandonment charges total approximately $6 million per quarter. Additionally, there are $64 million of employee related costs, including approximately $40 million of noncash accelerated vesting of employee stock awards. As mentioned above, Canadian Natural Resources Limited reimbursed the Company for approximately $50 million of these costs pursuant to the disposition agreement and Devon expects to fund the remaining costs in the second half of 2019.

Prior to the second quarter of 2019, Devon’s Canadian business maintained a valuation allowance against certain capital loss carryforwards and net operating losses. As a result of the sale of all of Devon’s Canadian operating assets and the lack of future forecasted income, all but approximately $34 million of the Canadian deferred tax assets have been offset with a valuation allowance.

As announced on June 27, 2019, Devon utilized a portion of the sales proceeds to early retire its $500 million of the 4.00% senior notes due July 15, 2021 and $1.0 billion of the 3.25% senior notes due May 15, 2022. Devon expects to recognize a loss on the early retirement of these notes in the third quarter of 2019 consisting of $52 million in cash retirement costs and $6 million of noncash charges.

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

During the first six months of 2019, Devon had net outflows of approximately $280 million with EnLink, which primarily related to gathering and processing expenses. These net outflows represent gross cash amounts and not net working interest amounts.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts reported in the consolidated comprehensive statements of earnings as discontinued operations.

	Three months ended June 30,			Six months ended June 30,
	Canada	EnLink	Total	Canada	EnLink	Total
2019
Upstream revenues	$388	$—	$388	$635	$—	$635
Marketing and midstream revenues	12	—	12	38	—	38
Total revenues	400	—	400	673	—	673
Production expenses	153	—	153	294	—	294
Exploration expenses	4	—	4	13	—	13
Marketing and midstream expenses	9	—	9	18	—	18
Depreciation, depletion and amortization	49	—	49	128	—	128
Asset impairments	37	—	37	37	—	37
Asset dispositions	(189)	—	(189)	(189)	—	(189)
General and administrative expenses	13	—	13	31	—	31
Financing costs, net	13	—	13	26	—	26
Restructuring and transaction costs	236	—	236	239	—	239
Other expenses	31	—	31	3	—	3
Total expenses	356	—	356	600	—	600
Earnings from discontinued operations before income taxes	44	—	44	73	—	73
Income tax benefit	(285)	—	(285)	(285)	—	(285)
Net earnings from discontinued operations, net of tax	$329	$—	$329	$358	$—	$358
2018
Upstream revenues	$303	$—	$303	$605	$—	$605
Marketing and midstream revenues	24	1,595	1,619	41	3,207	3,248
Total revenues	327	1,595	1,922	646	3,207	3,853
Production expenses	166	—	166	314	—	314
Exploration expenses	6	—	6	18	—	18
Marketing and midstream expenses	11	1,269	1,280	18	2,610	2,628
Depreciation, depletion and amortization	78	106	184	172	244	416
General and administrative expenses	18	31	49	42	58	100
Financing costs, net	(2)	45	43	(4)	89	85
Restructuring and transaction costs	9	—	9	9	—	9
Other expenses	39	(5)	34	109	(7)	102
Total expenses	325	1,446	1,771	678	2,994	3,672
Earnings (loss) from discontinued operations before income taxes	2	149	151	(32)	213	181
Income tax expense (benefit)	(20)	10	(10)	(51)	16	(35)
Net earnings from discontinued operations, net of tax	22	139	161	19	197	216
Net earnings attributable to noncontrolling interests	—	90	90	—	134	134
Net earnings from discontinued operations, attributable to Devon	$22	$49	$71	$19	$63	$82

The following table presents the carrying amounts of the assets and liabilities associated with discontinued operations on the consolidated balance sheets. The assets and liabilities associated with discontinued operations at June 30, 2019 and December 31, 2018 are primarily related to the divestiture of Devon’s Canadian business. Included within assets and liabilities associated with discontinued operations at December 31, 2018 are $197 million of assets and $69 million of liabilities related to the divestiture of non-core upstream Permian Basin assets which closed in January 2019 as further discussed in Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	June 30, 2019	December 31, 2018
Accounts receivable	$111	$37
Other current assets	20	246
Current assets associated with discontinued operations	131	283
Oil and gas property and equipment, based on successful efforts accounting, net	—	3,829
Other property and equipment, net	—	78
Other long-term assets	99	79
Long-term assets associated with discontinued operations	99	3,986
Total assets associated with discontinued operations	$230	$4,269

Accounts payable	$97	$101
Revenues and royalties payable	16	67
Short-term debt (1)	1,494	—
Other current liabilities	287	170
Current liabilities associated with discontinued operations	1,894	338
Long-term debt (1)	—	1,493
Asset retirement obligations	—	424
Other long-term liabilities	189	20
Deferred income taxes	—	348
Long-term liabilities associated with discontinued operations	189	2,285
Total liabilities associated with discontinued operations	$2,083	$2,623

(1)

Includes the $500 million 4.00% Senior Notes due July 15, 2021 and $1.0 billion 3.25% Senior Notes due May 15, 2022 that were retired early in July 2019 utilizing a portion of the proceeds from the sale of Devon’s Canadian business.

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, cash restricted for discontinued operations, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2019 and December 31, 2018, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
June 30, 2019 assets (liabilities):
Cash equivalents	$2,784	$2,784	$2,784	$—
Commodity derivatives	$127	$127	$—	$127
Commodity derivatives	$(7)	$(7)	$—	$(7)
Debt	$(4,294)	$(5,311)	$—	$(5,311)
December 31, 2018 assets (liabilities):
Cash equivalents	$1,505	$1,505	$1,405	$100
Commodity derivatives	$674	$674	$—	$674
Commodity derivatives	$(33)	$(33)	$—	$(33)
Debt	$(4,454)	$(4,494)	$—	$(4,494)

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

Commodity derivatives – The fair value of commodity derivatives is estimated using internal discounted cash flow calculations based upon forward curves and data obtained from independent third parties for contracts with similar terms or data obtained from counterparties to the agreements.

Debt – Devon’s debt instruments do not actively trade in an established market. The fair values of its debt are estimated based on rates available for debt with similar terms and maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2019 compared to previous periods and in our financial condition and liquidity since December 31, 2018. For information regarding our critical accounting policies and estimates, see our 2018 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2019 Results

Key components of our sequential quarter financial performance are summarized below.

	Q2 2019 (4)	Q1 2019 (4)	Change
Net earnings (loss) from continuing operations	$166	$(346)	+148%
Net earnings (loss) from continuing operations per diluted share	$0.40	$(0.81)	+149%
Core earnings from continuing operations (1)	$97	$139	- 30%
Core earnings from continuing operations per diluted share (1)	$0.23	$0.32	- 27%
New Devon production (MBoe/d) (2)	321	308	+4%
Realized price per Boe (3)	$27.24	$28.58	- 5%
Operating cash flow from continuing operations	$488	$478	+2%
Capitalized expenditures, including acquisitions	$530	$481	+10%
Cash and cash equivalents	$3,470	$1,327	+161%
Total debt - continuing operations	$4,294	$4,292	+0%

(1)

Core earnings and core earnings per diluted share are financial measures not prepared in accordance with GAAP. For a description of core earnings and core earnings per diluted share, as well as reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

(2)	New Devon production excludes production associated with Barnett Shale assets as well as other divested U.S. non-core assets.
(3)	Excludes any impact of oil, gas and NGL derivatives.
(4)	Except for balance sheet amounts, which are presented as of period end.

We have made significant progress in our transition to “New Devon” - a U.S. oil growth company. We closed on the sale of our Canadian operations and are making progress in separating our Barnett Shale assets from the Company. We are using the proceeds from the separation of these assets to maintain target debt levels as well as return cash to our shareholders. As we continue to execute on our strategic objectives of funding high-return projects, generating free cash flow, maintaining financial strength and returning cash to shareholders, we have already achieved the following accomplishments in 2019.

•	Closed on the sale of our Canadian business for $2.6 billion ($3.4 billion Canadian dollars) in June 2019.
•	Increased Delaware Basin and Powder River Basin production 38% through the second quarter of 2019 compared to the fourth quarter of 2018.
•	We retired $1.7 billion of senior notes, reducing annualized financing costs by $60 million.
•	Initiated workforce and other cost reduction initiatives targeting $200 million of annualized savings by the end of 2019.
•	Improved capital efficiency by 16% during the first six months of 2019 compared to the same period in 2018, driven primarily by drilling and completion efficiencies.
•	Repurchased $4.4 billion of our $5.0 billion share repurchase program, representing a 24% reduction in outstanding shares since the program’s inception.
•	Increased our quarterly common stock dividend 12.5% to $0.09 per share beginning in the second quarter of 2019.

We exited the second quarter of 2019 with liquidity comprised of $3.8 billion of cash, inclusive of $370 million of cash restricted for discontinued operations, and $3.0 billion of available credit under our Senior Credit Facility. After completing the $1.5 billion of early retirement of debt in July 2019, we have no outstanding debt maturities until 2025. We currently have approximately 75% of our expected oil and gas production protected with hedges for the remainder of 2019. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

Results of Operations – Q2 2019 vs. Q1 2019

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. Specifically, the graph below shows the change in net earnings from the three months ended March 31, 2019 to the three months ended June 30, 2019. The material changes are further discussed by category on the following pages.

* Other includes asset dispositions, restructuring and transaction costs and other expenses.

The graph below presents the drivers of the upstream operations change presented above, with additional details and discussion of the drivers following the graph.

Upstream Operations

Field-Level Cash Margin

The table below presents the field-level cash margin for each of our operating areas. Field-level cash margin is computed as oil, gas and NGL revenues less production expenses and is not prepared in accordance with GAAP. A reconciliation to the comparable GAAP measures is found in “Non-GAAP Measures” in this Item 2.

	Q2 2019	$ per BOE	Q1 2019	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$267	$24.46	$234	$24.39
STACK	177	$15.77	203	$18.27
Powder River Basin	60	$31.79	50	$27.02
Eagle Ford	120	$26.63	129	$28.53
Other	15	$22.67	13	$21.39
New Devon	639	$21.88	629	$22.71
U.S. divest assets	41	$4.38	74	$7.62
Total	$680	$17.63	$703	$18.80

Production Volumes

	Q2 2019	% of Total	Q1 2019	Change
Oil (MBbls/d)
Delaware Basin	67	46%	60	+12%
STACK	31	21%	32	- 4%
Powder River Basin	15	11%	15	- 1%
Eagle Ford	23	16%	25	- 4%
Other	6	4%	6	+0%
New Devon	142	98%	138	+3%
U.S. divest assets	3	2%	4	- 35%
Total	145	100%	142	+2%

	Q2 2019	% of Total	Q1 2019	Change
Gas (MMcf/d)
Delaware Basin	158	16%	146	+9%
STACK	313	32%	333	- 6%
Powder River Basin	22	2%	18	+20%
Eagle Ford	81	8%	83	- 3%
Other	1	0%	1	+1%
New Devon	575	58%	581	- 1%
U.S. divest assets	423	42%	439	- 4%
Total	998	100%	1,020	- 2%

	Q2 2019	% of Total	Q1 2019	Change
NGLs (MBbls/d)
Delaware Basin	27	24%	23	+16%
STACK	40	36%	35	+14%
Powder River Basin	2	1%	2	+2%
Eagle Ford	12	11%	12	+7%
Other	1	1%	1	+5%
New Devon	82	73%	73	+13%
U.S. divest assets	30	27%	31	- 2%
Total	112	100%	104	+9%

	Q2 2019	% of Total	Q1 2019	Change
Combined (MBoe/d)
Delaware Basin	120	28%	107	+12%
STACK	124	29%	123	+0%
Powder River Basin	21	5%	21	+2%
Eagle Ford	49	12%	50	- 1%
Other	7	2%	7	- 1%
New Devon	321	76%	308	+4%
U.S. divest assets	103	24%	108	- 4%
Total	424	100%	416	+2%

Continued growth in the Delaware Basin drove production increases for New Devon in the second quarter of 2019 compared to the first quarter of 2019. These production gains were slightly offset by lower production volumes associated with the U.S. divest assets.

Field Prices

	Q2 2019	Realization	Q1 2019	Change
Oil (per Bbl)
WTI index	$59.85		$54.88	+9%
Realized price, unhedged	$57.09	95%	$51.83	+10%
Cash settlements	$(0.41)		$3.63
Realized price, with hedges	$56.68	95%	$55.46	+2%

	Q2 2019	Realization	Q1 2019	Change
Gas (per Mcf)
Henry Hub index	$2.64		$3.15	- 16%
Realized price, unhedged	$1.61	61%	$2.53	- 36%
Cash settlements	$0.20		$(0.17)
Realized price, with hedges	$1.81	69%	$2.36	- 23%

	Q2 2019	Realization	Q1 2019	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$19.05		$22.94	- 17%
Realized price, unhedged	$14.79	78%	$18.64	- 21%
Cash settlements	$1.03		$0.48
Realized price, with hedges	$15.82	83%	$19.12	- 17%

(1)Based upon composition of our NGL barrel.

	Q2 2019	Q1 2019	Change
Combined (per Boe)
Realized price, unhedged	$27.24	$28.58	- 5%
Cash settlements	$0.60	$0.93
Realized price, with hedges	$27.84	$29.51	- 6%

Realized oil, gas and NGL prices decreased primarily due to lower Henry Hub and Mont Belvieu index prices and widening natural gas differentials in the Permian Basin and STACK which are partially mitigated by our regional natural gas basis swaps. These decreases were slightly offset by a 9% improvement in the WTI index price.

Hedging

	Q2 2019	Q1 2019	Change
	Q
Oil	$(6)	$46	N/M
Natural gas	18	(16)	N/M
NGL	11	4	N/M
Total cash settlements	23	34	N/M
Valuation changes	117	(639)	N/M
Total	$140	$(605)	N/M

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

Production Expenses

	Q2 2019	Q1 2019	Change
LOE	$133	$132	+1%
Gathering, processing & transportation	161	159	+1%
Production taxes	66	64	+3%
Property taxes	11	10	+10%
Total	$371	$365	+2%
Per Boe:
LOE	$3.44	$3.55	- 3%
Gathering, processing & transportation	$4.17	$4.26	- 2%
Percent of oil, gas and NGL sales:
Production taxes	6.3%	6.0%	+4%

General and Administrative Expenses

	Q2 2019	Q1 2019	Change
Labor and benefits	$92	$103	- 11%
Non-labor	40	49	- 18%
Reimbursed G&A	(18)	(17)	- 6%
Total Devon	$114	$135	- 16%

Labor and benefits and non-labor expenses decreased primarily as a result of the workforce reduction and cost savings initiatives that were initiated during the first quarter of 2019.

Other

	Q2 2019	Q1 2019	Change
Asset dispositions	$(1)	$(44)	+98%
Restructuring	12	51	- 75%
Other	8	(17)	+146%
Total	$19	$(10)	+288%

We recognized gains in conjunction with certain of our U.S. asset dispositions in 2019. For further discussion, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first six months of 2019, we recognized restructuring and transaction costs primarily as a result of our workforce reductions. See Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Income Taxes

	Q2 2019	Q1 2019
Current expense (benefit)	$2	$(3)
Deferred expense (benefit)	69	(107)
Total expense (benefit)	$71	$(110)
Effective income tax rate	30%	24%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Discontinued Operations - Canada

	Q2 2019	Q1 2019
Upstream revenues	$388	$247
Production expenses	$153	$141
Asset dispositions	$(189)	$—
Asset impairments	$37	$—
Restructuring and transaction costs	$236	$3
Net earnings	$329	$29
Production (MBoe/d)	97	113
Realized price, unhedged (per Boe)	$43.03	$34.42

Canada revenues increased in the second quarter of 2019 compared to the first quarter of 2019 due to increased realized prices partially offset by lower production volumes. Canadian production decreased during the second quarter of 2019 compared to the first quarter of 2019 primarily due to scheduled turnaround at the Jackfish 2 facility and recording four less days of production due to the divestiture close date.

In conjunction with the sale of our Canadian business during the second quarter of 2019, we recognized a pre-tax gain of $189 million as well as restructuring and transaction costs and related asset impairment charges of $273 million. For a discussion on discontinued operations, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Results of Operations –2019 vs. 2018

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

Q2 2019 vs. Q2 2018

The graph below shows the change in net earnings from the three months ended June 30, 2018 to the three months ended June 30, 2019. The material changes are further discussed by category below. Further analysis of the upstream operations change has been provided within a supplemental section to our results of operations beginning on page 34.

* Other includes asset dispositions, restructuring and transaction costs and other expenses.

Net earnings increased $830 million during the second quarter of 2019 compared to the second quarter of 2018. The increase primarily related to a $460 million increase in upstream operations, a $228 million change in other items and a $168 million increase in discontinued operations. Upstream operations increased primarily due to a $627 million gain on valuation changes and cash settlements for commodity derivatives, partially offset by a $229 million lower field price effect primarily related to our oil and NGL production. Other items increased primarily due to $154 million of asset impairments and $85 million of restructuring charges recognized in the second quarter of 2018. During the second quarter of 2019, earnings from discontinued operations increased due to recognizing a gain on the disposition of our Canadian business partially offset by related restructuring and asset impairment charges as further discussed in Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

June 30, 2019 YTD vs. June 30, 2018 YTD

The graph below shows the change in net earnings from the six months ended June 30, 2018 to the six months ended June 30, 2019. The material changes are further discussed by category below. Further analysis of the upstream operations change has been provided within a supplemental section to our results of operations beginning on page 34.

* Other includes asset dispositions, restructuring and transaction costs and other expenses.

Net earnings increased $666 million during the six months ended 2019 compared to the same period in 2018. The increase primarily related to a $327 million decrease in financing costs, a $177 million change in other items, a $142 million increase in discontinued operations, a $72 million decrease in exploration expense, partially offset by a $127 million increase in DD&A. Financing costs decreased primarily from $312 million of early retirement costs associated with our $800 million debt retirement in 2018. Other items decreased due to $154 million of asset impairments recognized in 2018 and an approximately $45 million gain recognized during 2019. During the second quarter of 2019, earnings from discontinued operations increased due to recognizing a gain on the disposition of our Canadian business partially offset by related restructuring and asset impairment charges further discussed in Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Exploration expense decreased due to unproved asset impairments of $61 million during 2018.

Upstream Operations

The supplemental graphs and charts below present the drivers and details of the upstream operations changes discussed in the previous section.

Q2 2019 vs. Q2 2018

June 30, 2019 YTD vs. June 30, 2018 YTD

Field-Level Cash Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ per BOE	2018	$ per BOE	2019	$ per BOE	2018	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$267	$24.46	$222	$32.11	$501	$24.43	$387	$31.23
STACK	177	$15.77	247	$21.66	380	$17.01	481	$21.39
Powder River Basin	60	$31.79	62	$42.23	110	$29.44	125	$40.49
Eagle Ford	120	$26.63	181	$36.95	249	$27.58	312	$36.17
Other	15	$22.67	24	$33.87	28	$22.03	41	$33.30
New Devon	639	$21.88	736	$28.99	1,268	$22.29	1,346	$28.15
U.S. divest assets	41	$4.38	111	$8.05	115	$6.03	236	$8.25
Total	$680	$17.63	$847	$21.60	$1,383	$18.21	$1,582	$20.71

Production Volumes

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Total	2018	Change	2019	% of Total	2018	Change
Oil (MBbls/d)
Delaware Basin	67	46%	45	+49%	63	44%	39	+60%
STACK	31	21%	34	- 8%	32	22%	34	- 6%
Powder River Basin	15	11%	13	+19%	15	11%	14	+12%
Eagle Ford	23	16%	28	- 17%	24	17%	26	- 6%
Other	6	4%	6	- 4%	6	4%	6	- 6%
New Devon	142	98%	126	+13%	140	98%	119	+18%
U.S. divest assets	3	2%	10	- 75%	3	2%	10	- 69%
Total	145	100%	136	+7%	143	100%	129	+11%
Gas (MMcf/d)
Delaware Basin	158	16%	94	+68%	152	15%	94	+61%
STACK	313	32%	329	- 5%	323	32%	327	- 1%
Powder River Basin	22	2%	13	+75%	20	2%	12	+66%
Eagle Ford	81	8%	74	+9%	82	8%	69	+19%
Other	1	0%	3	- 56%	1	0%	1	+2%
New Devon	575	58%	513	+12%	578	57%	503	+15%
U.S. divest assets	423	42%	603	- 30%	431	43%	637	- 32%
Total	998	100%	1,116	- 11%	1,009	100%	1,140	- 12%
NGLs (MBbls/d)
Delaware Basin	27	24%	15	+74%	25	23%	13	+88%
STACK	40	36%	37	+10%	38	35%	36	+6%
Powder River Basin	2	1%	1	+60%	2	2%	1	+52%
Eagle Ford	12	11%	13	- 6%	12	11%	11	+14%
Other	1	1%	2	- 43%	1	1%	1	+11%
New Devon	82	73%	68	+22%	78	72%	62	+26%
U.S. divest assets	30	27%	41	- 27%	30	28%	41	- 27%
Total	112	100%	109	+3%	108	100%	103	+5%
Combined (MBoe/d)
Delaware Basin	120	28%	76	+58%	113	27%	68	+66%
STACK	124	29%	125	- 1%	123	29%	124	- 1%
Powder River Basin	21	5%	16	+29%	21	5%	17	+21%
Eagle Ford	49	12%	54	- 8%	50	12%	48	+5%
Other	7	2%	8	- 6%	7	2%	7	+0%
New Devon	321	76%	279	+15%	314	75%	264	+19%
U.S. divest assets	103	24%	151	- 32%	105	25%	158	- 33%
Total	424	100%	430	- 2%	419	100%	422	- 1%

Strong performance in the Delaware Basin and Powder River Basin drove production growth for New Devon during the three and six months ended 2019 compared to the three and six months ended 2018. These production gains were offset by lower production volumes associated with our U.S. divested assets.

Field Prices

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	Realization	2018	Change	2019	Realization	2018	Change
Oil (per Bbl)
WTI index	$59.85		$67.83	- 12%	$57.36		$65.38	- 12%
Realized price, unhedged	$57.09	95%	$65.41	- 13%	$54.50	95%	$63.71	- 14%
Cash settlements	$(0.41)		$(11.43)		$1.58		$(10.32)
Realized price, with hedges	$56.68	95%	$53.98	+5%	$56.08	98%	$53.39	+5%
Gas (per Mcf)
Henry Hub index	$2.64		$2.80	- 6%	$2.90		$2.90	- 0%
Realized price, unhedged	$1.61	61%	$2.03	- 20%	$2.08	72%	$2.23	- 7%
Cash settlements	$0.20		$0.13		$0.01		$0.16
Realized price, with hedges	$1.81	69%	$2.16	- 16%	$2.09	72%	$2.39	- 13%
NGLs (per Bbl)
Mont Belvieu blended index (1)	$19.05		$28.05	- 32%	$21.00		$26.97	- 22%
Realized price, unhedged	$14.79	78%	$24.10	- 39%	$16.62	79%	$23.38	- 29%
Cash settlements	$1.03		$(1.66)		$0.77		$(1.13)
Realized price, with hedges	$15.82	83%	$22.44	- 29%	$17.39	83%	$22.25	- 22%
Combined (per Boe)
Realized price, unhedged	$27.24		$31.97	- 15%	$27.90		$31.20	- 11%
Cash settlements	$0.60		$(3.67)		$0.76		$(3.01)
Total	$27.84		$28.30	- 2%	$28.66		$28.19	+2%

(1)	Based upon composition of our NGL barrel.

Hedging

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash settlements:
Oil derivatives	$(6)	$(142)	$40	$(240)
Gas derivatives	18	14	2	32
NGL derivatives	11	(16)	15	(21)
Total cash settlements	23	(144)	57	(229)
Valuation changes	117	(343)	(522)	(371)
Oil, gas and NGL derivatives	$140	$(487)	$(465)	$(600)

Production Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
LOE	$133	$154	- 14%	$265	$302	- 12%
Gathering, processing & transportation	161	180	- 11%	320	362	- 12%
Production taxes	66	64	+3%	130	121	+7%
Property taxes	11	8	+29%	21	16	+30%
Total	$371	$406	- 8%	$736	$801	- 8%
Per Boe:
LOE	$3.44	$3.93	- 12%	$3.49	$3.94	- 11%
Gathering, processing & transportation	$4.17	$4.60	- 9%	$4.21	$4.73	- 11%
Percent of oil, gas and NGL sales:
Production taxes	6.3%	5.1%	+23%	6.2%	5.1%	+21%

LOE decreased for the three month and six month periods of 2019 compared to the same periods in 2018 primarily due to the impact of our U.S. non-core asset divestitures. Gathering, processing and transportation decreased in the three month and six month periods of 2019 compared to the same time periods of 2018 primarily due to the expiration of the EnLink Bridgeport minimum volume commitment at the end of 2018. Production taxes increased, on an absolute dollar basis and as a percentage of oil, gas and NGL sales, primarily due to the increase in Oklahoma severance tax rates that became effective in the third quarter of 2018.

Discontinued Operations – Canada

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Upstream revenues	$388	$303	$635	$605
Production expenses	$153	$166	$294	$314
Asset dispositions	$(189)	$—	$(189)	$—
Asset impairments	$37	$—	$37	$—
Restructuring and transaction costs	$236	$9	$239	$9
Net earnings	$329	$22	$358	$19
Production (MBoe/d)	97	111	105	121
Realized price, unhedged (per Boe)	$43.03	$31.17	$38.41	$24.84

Canadian production was lower during the second quarter of 2019 compared to the second quarter of 2018 as a result of less days of production due to the divestiture close date. Canadian production was lower during the six months ended 2019 compared to the six months ended 2018 primarily as a result of higher royalties.

In conjunction with the sale of our Canadian business during the second quarter of 2019, we recognized a pre-tax gain on the sale of our Canadian business of $189 million and restructuring and transaction costs and related asset impairment charges of $273 million. For additional details on discontinued operations financial results, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating cash flow from continuing operations	$488	$526	$966	$959
Divestitures of property and equipment	28	560	339	607
Capital expenditures	(494)	(543)	(996)	(1,105)
Acquisitions of property and equipment	(13)	(10)	(23)	(16)
Debt activity, net	—	—	(162)	(1,111)
Repurchases of common stock	(187)	(428)	(1,185)	(499)
Common stock dividends	(37)	(42)	(71)	(74)
Other	(3)	(6)	(22)	(35)
Net change in cash, cash equivalents and restricted cash from discontinued operations	2,716	(2)	2,561	115
Net change in cash, cash equivalents and restricted cash	$2,498	$55	$1,407	$(1,159)
Cash, cash equivalents and restricted cash at end of period	$3,853	$1,525	$3,853	$1,525

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow nearly funded all of our capital expenditures during the first three months and six months of 2019. We utilized available cash balances and divestiture proceeds to supplement our operating cash flows and fund other investing and financing cash uses.

Divestitures of Property and Equipment

During the first six months of 2019, we sold non-core U.S. assets for approximately $339 million, net of customary purchase price adjustments. During the first six months of 2018, we sold non-core U.S. assets, including certain Barnett Shale assets, for $607 million. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures and Acquisitions of Property and Equipment

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Delaware Basin	$245	$157	$470	$332
STACK	101	225	237	429
Powder River Basin	60	30	116	78
Eagle Ford	53	72	108	128
Other	17	56	40	111
Total oil and gas	476	540	971	1,078
Corporate and other	18	3	25	27
Total capital expenditures	$494	$543	$996	$1,105
Acquisitions	$13	$10	$23	$16

Capital expenditures consist of amounts related to our oil and gas exploration and development operations and other corporate activities. Our capital program is designed to operate within or near operating cash flow and maintain significant flexibility. Our capital investment program is driven by a disciplined allocation process focused on returns. Our capital expenditures are lower in 2019 primarily due to our decreased spending in the STACK, partially offset by increased capital investment in higher margin assets in the Delaware and Powder River Basin.

Debt Activity

During the first six months of 2019, our debt decreased $162 million due to the repayment of our 6.30% senior notes at maturity.

During the first six months of 2018, our debt decreased approximately $800 million due to completed tender offers of certain long-term debt. In conjunction with the tender offers, we recognized a $312 million loss on the early retirement of debt, including $304 million of cash retirement costs and fees. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Shareholder Distributions and Stock Activity

The following table summarizes our common stock dividends during the first six months of 2019 and 2018. Beginning with the second quarter of 2019, we increased our quarterly dividend to $0.09 per share.

	Amounts	Rate Per Share
Quarter Ended 2019:
First quarter	$34	$0.08
Second quarter	37	$0.09
Total year-to-date	$71
Quarter Ended 2018:
First quarter	$32	$0.06
Second quarter	42	$0.08
Total year-to-date	$74

We repurchased 42.1 million shares of common stock for $1.2 billion in the first six months of 2019 and 13.7 million shares of common stock for $521 million in the first six months of 2018 under a share repurchase program authorized by our Board of Directors. For additional information, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Cash Flows from Discontinued Operations

All cash flows in the following table relate to activities of our divested Canadian operations and our aggregate ownership interests in EnLink and the General Partner, which were divested in June 2019 and July 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Settlements of intercompany foreign denominated assets/liabilities	$(32)	$(244)	$(31)	$(243)
Other	167	223	64	593
Operating activities	135	(21)	33	350
Divestitures of property and equipment	2,601	—	2,601	1
Capital expenditures and other	(57)	(281)	(104)	(551)
Investing activities	2,544	(281)	2,497	(550)
Debt activity, net	—	158	—	280
Distributions to noncontrolling interests	—	(115)	—	(217)
Other	—	30	(8)	40
Financing activities	—	73	(8)	103
Settlements of intercompany foreign denominated assets/liabilities	32	244	31	243
Other	5	(17)	8	(31)
Effect of exchange rate changes on cash	37	227	39	212
Net change in cash, cash equivalents and restricted cash of discontinued operations	$2,716	$(2)	$2,561	$115

Foreign currency denominated intercompany loan activity during the first six months of 2019 and 2018 resulted in a realized loss of $31 million and $243 million, respectively, as a result of the strengthening of the U.S. dollar in relation to the Canadian dollar. There was an offset in the effect of exchange rate changes on cash line in the above table, resulting in no impact to the net change in cash, cash equivalents and restricted cash.

Other operating cash flow from the first three and six months of 2019 decreased from the same periods in 2018 as a result of the divestiture of our aggregate ownership interests in EnLink and the General Partner in July 2018. In addition, operating cash flow was negatively affected in the first quarter of 2019 primarily due to realization impacts associated with the widening Canadian differentials in the fourth quarter of 2018.

On June 27, 2019, Devon completed the sale of all its operating assets and operations in Canada for proceeds of $2.6 billion. For additional information, see Note 2 and Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

In July 2019, we retired $1.5 billion of senior notes prior to maturity. These senior notes were reclassified to liabilities associated with discontinued operations on the consolidated balance sheets. For additional information, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Devon received $134 million in distributions from EnLink and the General Partner during the first six months of 2018. Distributions to noncontrolling interests in the table above exclude the distributions EnLink and the General Partner paid to Devon, which have been eliminated in consolidation.

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

Historically, our primary sources of capital funding and liquidity have been our operating cash flow, cash on hand and asset divestiture proceeds. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. If needed, we can also issue debt and equity securities, including through transactions under our shelf registration statement filed with the SEC. In February 2019, we announced plans to separate our Canadian and Barnett Shale assets and operations. In June 2019, we closed on the sale of our Canadian business and expect to complete the separation of our Barnet Shale assets by the end of 2019. We plan to use the proceeds from these transactions for debt repayments and return cash to shareholders. We estimate the combination of our sources of capital will continue to be adequate to fund our planned capital requirements as discussed in this section.

Operating Cash Flow

Key inputs into determining our planned capital investment is the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the second quarter of 2019, we held approximately $3.8 billion of cash, inclusive of $370 million of cash restricted for discontinued operations. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as the actual results of these variables may differ from our expectations.

Commodity Prices – The most uncertain and volatile variables for our operating cash flow are the prices of the oil, gas and NGLs we produce and sell. Prices are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors, which are difficult to predict, create volatility in prices and are beyond our control.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We target hedging approximately 50% of our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. The key terms to our oil, gas and NGL derivative financial instruments as of June 30, 2019 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

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

For 2019, we are aggressively optimizing our cost structure in conjunction with our Canadian and planned Barnett Shale asset divestitures, as we focus on our remaining four U.S. oil plays, align our workforce with the retained business and reduce outstanding debt. We anticipate the planned $780 million reduction of annualized costs will occur over three years, with roughly 70% of the savings delivered by the end of 2019. Approximately 40% of the reduced costs relate to our capital programs and the remainder relates to our operating expenses, including G&A, interest expense and production expenses.

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

Divestitures of Property and Equipment

In February 2019, we announced the separation of our Canadian and Barnett Shale businesses. In June 2019, we completed the sale of our Canadian operations for $2.6 billion ($3.4 billion Canadian dollars) and are progressing on the separation of our Barnett Shale assets. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

Our exploration and development budget for the remainder of 2019 is expected to range from $0.8 billion to $0.9 billion, excluding capital associated with our Barnett Shale assets.

Credit Availability

As of June 30, 2019, we had approximately $3.0 billion of available borrowings under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2019, there were no borrowings under our commercial paper program, and we were in compliance with the facility’s financial covenant. In connection with the closing of the sale of our Canadian business, we reallocated and terminated all Canadian commitments under the Senior Credit Facility in accordance with the terms of the credit agreement governing the Senior Credit Facility. The termination of the Canadian subfacility was effective as of June 27, 2019, and such termination did not decrease the $3.0 billion in total revolving commitments under, or otherwise modify the terms of, the Senior Credit Facility.

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

Share Repurchase Program

In February 2019, our Board of Directors authorized an expansion of our pre-existing share repurchase program by an additional $1.0 billion to $5.0 billion. The share repurchase program expires December 31, 2019. Through July 31, 2019, we had executed $4.4 billion of the authorized program.

Critical Accounting Estimates

On June 27, 2019, we divested all of our Canadian operating assets. Our foreign earnings have not been considered indefinitely reinvested since the announcement of the plan to separate the assets in the first quarter of 2019. For additional information see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

For additional information regarding our critical accounting policies and estimates, see our 2018 Annual Report on Form 10-K.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2019 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. For more information on the results of discontinued operations for our Canadian operations and for EnLink and the General Partner, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, noncash asset impairments (including noncash unproved asset impairments), deferred tax asset valuation allowance, costs associated with early retirement of debt, fair value changes in derivative financial instruments and foreign currency, settlements related to minimum volume contract commitments, restructuring and transaction costs associated with the workforce reductions in 2019 and 2018 and restructuring and transaction costs associated with the divestment of our Canadian operations in 2019.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and core earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended June 30,				Six Months Ended June 30,
	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2019
Continuing Operations
Earnings (loss) attributable to Devon (GAAP)	$237	$166	$166	$0.40	$(219)	$(180)	$(180)	$(0.43)
Adjustments:
Asset dispositions	(1)	(1)	(1)	(0.00)	(45)	(35)	(35)	(0.08)
Asset and exploration impairments	2	2	2	0.00	2	2	2	0.00
Deferred tax asset valuation allowance	—	11	11	0.03	—	(2)	(2)	(0.01)
Fair value changes in financial instruments	(117)	(91)	(91)	(0.22)	522	402	402	0.95
Restructuring and transaction costs	12	10	10	0.02	63	49	49	0.12
Core earnings attributable to Devon (Non-GAAP)	$133	$97	$97	$0.23	$323	$236	$236	$0.55
Discontinued Operations
Earnings attributable to Devon (GAAP)	$44	$329	$329	$0.79	$73	$358	$358	$0.85
Adjustments:
Gain on sale of Canadian operations	(189)	(460)	(460)	(1.12)	(189)	(460)	(460)	(1.10)
Asset and exploration impairments	37	27	27	0.07	37	27	27	0.07
Deferred tax asset valuation allowance	—	32	32	0.08	—	27	27	0.06
Fair value changes in financial instruments and foreign currency	(20)	(17)	(17)	(0.04)	(23)	(23)	(23)	(0.06)
Restructuring and transaction costs	236	172	172	0.42	239	174	174	0.42
Core earnings attributable to Devon (Non-GAAP)	$108	$83	$83	$0.20	$137	$103	$103	$0.24
Total
Earnings (loss) attributable to Devon (GAAP)	$281	$495	$495	$1.19	$(146)	$178	$178	$0.42
Adjustments:
Continuing Operations	(104)	(69)	(69)	(0.17)	542	416	416	0.98
Discontinued Operations	64	(246)	(246)	(0.59)	64	(255)	(255)	(0.61)
Core earnings attributable to Devon (Non-GAAP)	$241	$180	$180	$0.43	$460	$339	$339	$0.79

2018
Continuing Operations
Loss attributable to Devon (GAAP)	$(483)	$(496)	$(496)	$(0.97)	$(694)	$(704)	$(704)	$(1.36)
Adjustments:
Asset dispositions	23	18	18	0.03	11	9	9	0.02
Asset and exploration impairments	207	159	159	0.31	217	166	166	0.32
Deferred tax asset valuation allowance	—	123	123	0.24	—	131	131	0.25
Early retirement of debt	—	—	—	—	312	240	240	0.46
Fair value changes in financial instruments	322	249	249	0.48	307	238	238	0.45
Restructuring and transaction costs	85	65	65	0.13	85	65	65	0.13
Core earnings attributable to Devon (Non-GAAP)	$154	$118	$118	$0.22	$238	$145	$145	$0.27
Discontinued Operations
Earnings attributable to Devon (GAAP)	$151	$161	$71	$0.14	$181	$216	$82	$0.16
Adjustments:
Deferred tax asset valuation allowance	—	(50)	(50)	(0.10)	—	(52)	(52)	(0.10)
Fair value changes in financial instruments and foreign currency	66	51	45	0.10	144	124	117	0.22
EnLink minimum volume commitments	(48)	(39)	(14)	(0.03)	(48)	(39)	(14)	(0.02)
Restructuring and transaction costs	9	7	7	$0.01	9	7	7	$0.01
Core earnings attributable to Devon (Non-GAAP)	$178	$130	$59	$0.12	$286	$256	$140	$0.27
Total
Loss attributable to Devon (GAAP)	$(332)	$(335)	$(425)	$(0.83)	$(513)	$(488)	$(622)	$(1.20)
Adjustments:
Continuing Operations	637	614	614	1.19	932	849	849	1.63
Discontinued Operations	27	(31)	(12)	(0.02)	105	40	58	0.11
Core earnings attributable to Devon (Non-GAAP)	$332	$248	$177	$0.34	$524	$401	$285	$0.54

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

Below are reconciliations of net earnings from continuing operations to EBITDAX and a further reconciliation to Field-Level Cash Margin. We have excluded the EBITDAX and Field-Level Cash Margin for our U.S. divested assets, Canada (which has been reclassified as discontinued operations on our consolidated comprehensive statements of earnings) and the Barnett Shale to compute Adjusted EBITDAX and Adjusted Field-Level Cash Margin for New Devon. We use Adjusted EBITDAX and Adjusted Field-Level Cash Margin to assess the performance of our portfolio of upstream assets on a “same-store” basis across periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings (loss) from continuing operations (GAAP)	$166	$(496)	$(180)	$(704)
Financing costs, net	66	64	126	453
Income tax expense (benefit)	71	13	(39)	10
Exploration expenses	7	62	11	83
Depreciation, depletion and amortization	394	342	774	647
Asset impairments	—	154	—	154
Asset dispositions	(1)	23	(45)	11
Share-based compensation	21	26	44	59
Derivative and financial instrument non-cash valuation changes	(117)	322	522	307
Restructuring and transaction costs	12	85	63	85
Accretion on discounted liabilities and other	8	6	(9)	—
EBITDAX (non-GAAP)	627	601	1,267	1,105
Marketing revenues and expenses, net	(17)	(7)	(32)	(3)
Commodity derivative cash settlements	(23)	144	(57)	229
General and administration expenses, cash-based	93	109	205	251
Field-level cash margin (non-GAAP)	$680	$847	$1,383	$1,582

EBITDAX (non-GAAP)	$627	$601	$1,267	$1,105
EBITDAX, U.S. divested assets	(2)	(38)	(8)	(78)
EBITDAX, Barnett Shale	(39)	(73)	(107)	(158)
Adjusted EBITDAX (non-GAAP)	$586	$490	$1,152	$869

Field-level cash margin (non-GAAP)	$680	$847	$1,383	$1,582
Field-level cash margin, U.S. divested assets	(2)	(38)	(8)	(78)
Field-level cash margin, Barnett Shale	(39)	(73)	(107)	(158)
Adjusted field-level cash margin (non-GAAP)	$639	$736	$1,268	$1,346

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2019, we have commodity derivatives that pertain to a portion of our estimated production for the last six months of 2019, as well as for 2020. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2019, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $180 million.

Interest Rate Risk

As of June 30, 2019, we had total debt of $5.8 billion. All of this debt was based on fixed interest rates averaging 5.4%. Total debt is inclusive of the $1.5 billion of debt that was reclassified to liabilities associated with discontinued operations at June 30, 2019 and retired early in July 2019. See Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Foreign Currency Risk

Devon has certain Canadian dollar obligations resulting from its divestment of its Canadian operations which are to be paid with the cash restricted for discontinued operations. These balances are remeasured using the applicable exchange rate as of the end of the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our June 30, 2019 balance sheet for these items. See Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2019 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

On April 4, 2019, Devon Energy Production Company, L.P., a wholly-owned subsidiary of the Company (“DEPCO”), agreed to settle its previously disclosed negotiations with the EPA relating to certain alleged Clean Air Act violations at its Beaver Creek Gas Plant located near Riverton, Wyoming by executing an agreed order with the EPA. The order included a penalty of $150,000 and was approved by the regional EPA judicial officer on June 12, 2019. Moreover, in connection with the resolution of this matter with the EPA, DEPCO entered into a consent decree on May 9, 2019 with respect to the same matter with the Wyoming Department of Environmental Quality, which also included a separate penalty of $150,000.

Please see our 2018 Annual Report on Form 10-K for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2019 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	78	$31.34	—	$998
May 1 - May 31	242	$26.20	220	$993
June 1 - June 30	5,699	$27.05	5,691	$839
Total	6,019	$27.07	5,911

(1)

In addition to shares purchased under the share repurchase program described below, these amounts also included 108,000 shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

(2)

On March 7, 2018, we announced a $1.0 billion share repurchase program. On June 6, 2018, we announced the expansion of this program to $4.0 billion. On February 19, 2019, we announced a further expansion to $5.0 billion with a December 31, 2019 expiration date. As of June 30, 2019, we had repurchased 120.2 million common shares for $4.2 billion, or $34.62 per share, under our share repurchases program. Future purchases under the program will be made in open market, private transactions or through the use of ASR programs.

Under the Devon Plan, eligible employees made purchases of shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 8,800 shares of our common stock in the second quarter of 2019, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement of Purchase and Sale, dated as of May 28, 2019, among Devon Canada Corporation, Devon Canada Crude Marketing Corporation and Canadian Natural Resources Limited (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 31, 2019; File No. 001-32318).

4.1

Assignment and Assumption Agreement, dated as of June 19, 2019, by and between Devon Financing Company, L.L.C. and Devon Energy Corporation, relating to that certain Indenture, dated as of October 3, 2001, by and among Devon Financing Company, L.L.C. (f/k/a Devon Financing Company, U.L.C.), as issuer, Devon Energy Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as successor to The Chase Manhattan Bank, as trustee, and the 7.875% Debentures due 2031 issued thereunder.

10.1	Amendment 2019-1, executed June 19, 2019, to the Devon Energy Corporation Defined Contribution Restoration Plan (as amended and restated effective January 1, 2012).*

10.2	Amendment 2019-1, executed June 19, 2019, to the Devon Energy Corporation Supplemental Contribution Plan (as amended and restated effective January 1, 2012).*

10.3	Amendment 2019-1, executed June 19, 2019, to the Devon Energy Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2012).*

10.4	Amendment 2019-1, executed June 19, 2019, to the Devon Energy Corporation Incentive Savings Plan (as amended and restated effective January 1, 2018).*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: August 7, 2019	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer