Form 10-Q
period 2019-09-30
DEVON ENERGY CORP/DE
filed 2019-11-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

On October 23, 2019, 384.1 million shares of common stock were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED COMPREHENSIVE STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Upstream revenues	$1,147	$934	$2,801	$2,717
Marketing revenues	700	1,222	2,195	3,240
Total revenues	1,847	2,156	4,996	5,957
Production expenses	368	417	1,104	1,218
Exploration expenses	18	22	29	105
Marketing expenses	684	1,201	2,147	3,216
Depreciation, depletion and amortization	402	342	1,176	989
Asset impairments	—	2	—	156
Asset dispositions	(2)	(6)	(47)	5
General and administrative expenses	107	128	356	438
Financing costs, net	60	68	186	521
Restructuring and transaction costs	10	6	73	91
Other expenses	6	(9)	(3)	(73)
Total expenses	1,653	2,171	5,021	6,666
Earnings (loss) from continuing operations before income taxes	194	(15)	(25)	(709)
Income tax expense (benefit)	55	(171)	16	(161)
Net earnings (loss) from continuing operations	139	156	(41)	(548)
Net earnings (loss) from discontinued operations, net of income taxes	(30)	2,407	328	2,623
Net earnings	109	2,563	287	2,075
Net earnings attributable to noncontrolling interests	—	26	—	160
Net earnings attributable to Devon	$109	$2,537	$287	$1,915
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$0.35	$0.32	$(0.10)	$(1.08)
Basic earnings (loss) from discontinued operations per share	(0.08)	4.85	0.79	4.82
Basic net earnings per share	$0.27	$5.17	$0.69	$3.74
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$0.35	$0.32	$(0.10)	$(1.08)
Diluted earnings (loss) from discontinued operations per share	(0.08)	4.82	0.79	4.82
Diluted net earnings per share	$0.27	$5.14	$0.69	$3.74
Comprehensive earnings (loss):
Net earnings	$109	$2,563	$287	$2,075
Other comprehensive earnings (loss), net of tax:
Foreign currency translation, discontinued operations	—	35	78	(47)
Release of Canadian cumulative translation adjustment, discontinued operations	—	—	(1,237)	—
Pension and postretirement plans	1	36	16	43
Other comprehensive earnings (loss), net of tax	1	71	(1,143)	(4)
Comprehensive earnings (loss):	$110	$2,634	$(856)	$2,071
Comprehensive earnings attributable to noncontrolling interests	—	26	—	160
Comprehensive earnings (loss) attributable to Devon	$110	$2,608	$(856)	$1,911

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net earnings	$109	$2,563	$287	$2,075
Adjustments to reconcile net earnings to net cash from operating activities:
Net (earnings) loss from discontinued operations, net of income taxes	30	(2,407)	(328)	(2,623)
Depreciation, depletion and amortization	402	342	1,176	989
Asset impairments	—	2	—	156
Leasehold impairments	13	14	15	75
Accretion on discounted liabilities	10	9	30	27
Total (gains) losses on commodity derivatives	(127)	376	338	976
Cash settlements on commodity derivatives	71	(175)	125	(404)
(Gains) losses on asset dispositions	(2)	(6)	(47)	5
Deferred income tax expense (benefit)	53	(145)	15	(149)
Share-based compensation	23	25	92	112
Early retirement of debt	—	—	—	312
Other	2	43	(10)	(22)
Changes in assets and liabilities, net	13	(81)	(130)	(10)
Net cash from operating activities - continuing operations	597	560	1,563	1,519
Cash flows from investing activities:
Capital expenditures	(536)	(548)	(1,532)	(1,653)
Acquisitions of property and equipment	(5)	(19)	(28)	(35)
Divestitures of property and equipment	7	89	346	696
Net cash from investing activities - continuing operations	(534)	(478)	(1,214)	(992)
Cash flows from financing activities:
Repayments of long-term debt principal	—	(21)	(162)	(828)
Early retirement of debt	—	—	—	(304)
Repurchases of common stock	(561)	(1,698)	(1,746)	(2,197)
Dividends paid on common stock	(35)	(38)	(106)	(112)
Shares exchanged for tax withholdings	(1)	(3)	(23)	(38)
Net cash from financing activities - continuing operations	(597)	(1,760)	(2,037)	(3,479)
Net change in cash, cash equivalents and restricted cash of continuing operations	(534)	(1,678)	(1,688)	(2,952)
Cash flows from discontinued operations:
Operating activities	(96)	293	(63)	643
Investing activities	7	2,900	2,504	2,350
Financing activities	(1,571)	71	(1,579)	174
Effect of exchange rate changes on cash	(3)	10	36	222
Net change in cash, cash equivalents and restricted cash of discontinued operations	(1,663)	3,274	898	3,389
Net change in cash, cash equivalents and restricted cash	(2,197)	1,596	(790)	437
Cash, cash equivalents and restricted cash at beginning of period	3,853	1,525	2,446	2,684
Cash, cash equivalents and restricted cash at end of period	$1,656	$3,121	$1,656	$3,121

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,375	$3,102	$1,375	$3,102
Cash restricted for discontinued operations	280	—	280	—
Restricted cash included in other current assets	1	19	1	19
Total cash, cash equivalents and restricted cash	$1,656	$3,121	$1,656	$3,121

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,375	$2,414
Cash restricted for discontinued operations	280	—
Accounts receivable	787	855
Current assets associated with discontinued operations	21	283
Other current assets	383	885
Total current assets	2,846	4,437
Oil and gas property and equipment, based on successful efforts accounting, net	9,122	8,982
Other property and equipment, net	1,055	1,044
Total property and equipment, net	10,177	10,026
Goodwill	841	841
Right-of-use assets	219	—
Other long-term assets	216	276
Long-term assets associated with discontinued operations	95	3,986
Total assets	$14,394	$19,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$513	$563
Revenues and royalties payable	700	832
Short-term debt	—	162
Current liabilities associated with discontinued operations	172	338
Other current liabilities	273	331
Total current liabilities	1,658	2,226
Long-term debt	4,295	4,292
Lease liabilities	244	—
Asset retirement obligations	526	606
Other long-term liabilities	431	442
Long-term liabilities associated with discontinued operations	175	2,285
Deferred income taxes	523	529
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 387 million and 450 million shares in 2019 and 2018, respectively	39	45
Additional paid-in capital	2,815	4,486
Retained earnings	3,812	3,650
Accumulated other comprehensive earnings (loss)	(116)	1,027
Treasury stock, at cost, 0.3 million and 1.0 million shares in 2019 and 2018, respectively	(8)	(22)
Total stockholders’ equity	6,542	9,186
Total liabilities and stockholders' equity	$14,394	$19,566

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended September 30, 2019
Balance as of June 30, 2019	410	$41	$3,352	$3,738	$(117)	$(20)	$—	$6,994
Net earnings	—	—	—	109	—	—	—	109
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	—	—	—	(549)	—	(549)
Common stock retired	(23)	(2)	(559)	—	—	561	—	—
Common stock dividends	—	—	—	(35)	—	—	—	(35)
Share-based compensation	—	—	22	—	—	—	—	22
Balance as of September 30, 2019	387	$39	$2,815	$3,812	$(116)	$(8)	$—	$6,542
Three Months Ended September 30, 2018
Balance as of June 30, 2018	515	$51	$6,888	$6	$1,091	$(22)	$4,834	$12,848
Net earnings	—	—	—	2,537	—	—	26	2,563
Other comprehensive earnings, net of tax	—	—	—	—	71	—	—	71
Common stock repurchased	—	—	—	—	—	(1,715)	—	(1,715)
Common stock retired	(41)	(4)	(1,698)	—	—	1,702	—	—
Common stock dividends	—	—	—	(38)	—	—	—	(38)
Share-based compensation	—	—	25	—	—	—	—	25
Divestment of subsidiary equity investment	—	—	—	—	2		(4,863)	(4,861)
Subsidiary equity transactions	—	—	2	—	—	—	3	5
Balance as of September 30, 2018	474	$47	$5,217	$2,505	$1,164	$(35)	$—	$8,898
Nine Months Ended September 30, 2019
Balance as of December 31, 2018	450	$45	$4,486	$3,650	$1,027	$(22)	$—	$9,186
Effect of adoption of lease accounting	—	—	—	(19)	—	—	—	(19)
Net earnings	—	—	—	287	—	—	—	287
Other comprehensive loss, net of tax	—	—	—	—	(1,143)	—	—	(1,143)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(1,755)	—	(1,755)
Common stock retired	(66)	(6)	(1,763)	—	—	1,769	—	—
Common stock dividends	—	—	—	(106)	—	—	—	(106)
Share-based compensation	—	—	92	—	—	—	—	92
Balance as of September 30, 2019	387	$39	$2,815	$3,812	$(116)	$(8)	$—	$6,542
Nine Months Ended September 30, 2018
Balance as of December 31, 2017	525	$53	$7,333	$702	$1,166	$—	$4,850	$14,104
Net earnings	—	—	—	1,915	—	—	160	2,075
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	—	(4)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(2,271)	—	(2,271)
Common stock retired	(55)	(6)	(2,230)	—	—	2,236	—	—
Common stock dividends	—	—	—	(112)	—	—	—	(112)
Share-based compensation	1	—	114	—	—	—	—	114
Divestment of subsidiary equity investment	—	—	—	—	2		(4,863)	(4,861)
Subsidiary equity transactions	—	—	—	—	—	—	72	72
Distributions to noncontrolling interests	—	—	—	—	—	—	(219)	(219)
Balance as of September 30, 2018	474	$47	$5,217	$2,505	$1,164	$(35)	$—	$8,898

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

The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2019 and 2018 and Devon’s financial position as of September 30, 2019. As further discussed in Note 18, Devon sold its Canadian operations on June 27, 2019 and its ownership interests in EnLink and the General Partner on July 18, 2018. Activity relating to Devon’s Canadian operations and EnLink and the General Partner are classified as discontinued operations within Devon’s consolidated comprehensive statements of earnings and consolidated statements of cash flows. The associated assets and liabilities of Devon’s Canadian operations are presented as assets and liabilities associated with discontinued operations on the consolidated balance sheets.

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

The following table presents revenue from contracts with customers that are disaggregated based on the type of good.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil	$754	$794	$2,168	$2,279
Gas	144	210	524	672
NGL	122	306	447	742
Oil, gas and NGL revenues from contracts with customers	1,020	1,310	3,139	3,693
Oil, gas and NGL derivatives	127	(376)	(338)	(976)
Upstream revenues	1,147	934	2,801	2,717

Oil	407	750	1,157	2,047
Gas	142	191	532	506
NGL	151	281	506	687
Total marketing revenues from contracts with customers	700	1,222	2,195	3,240

Total revenues	$1,847	$2,156	$4,996	$5,957

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

Issued Accounting Standards Not Yet Adopted

The FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. This ASU will eliminate, add and modify certain disclosure requirements for fair value measurement. The ASU is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted for either the entire standard or only the provisions that eliminate or modify requirements. The ASU requires the additional disclosure requirements to be adopted using a retrospective approach. Devon has evaluated the provisions of this ASU and does not expect any material impact on its disclosures in the notes to the consolidated financial statements.

The FASB issued ASU 2018-15, Intangibles, Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU will require a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This ASU is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted. Entities have the option to adopt the ASU using either a retrospective approach or a prospective approach applied to all implementation costs incurred after the date of the adoption. Devon has evaluated the provisions of this ASU and does not expect any material impact on its consolidated financial statements.

2.Divestitures

In February 2019, Devon announced its intent to separate its Canadian business and Barnett Shale assets from the Company, based on authorizations provided by its Board of Directors. On June 27, 2019, Devon completed the sale of substantially all of its oil and gas assets and operations in Canada to Canadian Natural Resources Limited for proceeds, net of purchase price adjustments, of $2.6 billion ($3.4 billion Canadian dollars), and recognized a pre-tax gain of $223 million ($480 million, net of tax). Included within this gain is a $34 million ($20 million, net of tax) adjustment to the gain in the third quarter of 2019 related to an interim post closing settlement with Canadian Natural Resources Limited with final closing expected in the fourth quarter of 2019. As a part of the transaction, $436 million of asset retirement obligations were assumed by Canadian Natural Resources Limited. In aggregate, the total estimated proved reserves associated with these assets were approximately 400 MMBoe, or 21% of total proved reserves. In conjunction with the Canadian divestiture, Devon recognized approximately $280 million of restructuring and asset impairment related charges. These costs relate to personnel, office lease abandonment and a firm transportation agreement abandonment. Additional information on these discontinued operations can be found in Note 18.

Devon is evaluating multiple methods of separation for the Barnett Shale assets, including a potential sale, merger or spin-off. Estimated proved reserves associated with Devon’s Barnett Shale assets are approximately 46% of total U.S. proved reserves. As of September 30, 2019, Devon’s Barnett Shale assets were considered held for use and had a net carrying value of approximately $1.4 billion. Devon evaluated its Barnett Shale assets for impairment as of September 30, 2019, and concluded an impairment was not required. This conclusion was based on probability-weighted computations applied to fair value estimates of held for use and held for sale options under evaluation. Although an impairment was not required to be recognized at September 30, 2019, should Devon enter into a sale transaction at current market estimates for its Barnett Shale assets, Devon would recognize an impairment based on the estimated transaction value as compared to the carrying value. Devon anticipates reporting all information for its Barnett Shale assets as discontinued operations when all the requisite criteria are met for such financial statement presentation.

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

During the third quarter of 2018, Devon completed the sale of its aggregate ownership interests in EnLink and the General Partner for $3.125 billion and recognized a gain of approximately $2.6 billion ($2.2 billion after-tax). The proceeds from the sale were utilized to increase Devon’s share repurchase program, which is discussed further in Note 17. Additional information on these discontinued operations can be found in Note 18.

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of September 30, 2019, Devon did not have any open interest rate swap contracts.

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

Commodity Derivatives

As of September 30, 2019, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2019	35,600	$61.21	79,500	$54.06	$64.13
Q1-Q4 2020	7,238	$57.29	31,932	$51.85	$61.93
Q1-Q4 2021	493	$52.75	1,479	$48.48	$58.48

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2019	5,000	$50.00	$63.00	$74.80

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2019	Midland Sweet	28,000	$(0.46)
Q4 2019	Argus LLS	7,500	$5.18
Q4 2019	Argus MEH	26,000	$3.33
Q4 2019	NYMEX Roll	38,000	$0.45
Q1-Q4 2020	Argus MEH	9,000	$3.44
Q1-Q4 2020	NYMEX Roll	44,000	$0.34

As of September 30, 2019, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2019	243,300	$2.80	195,000	$2.64	$3.03
Q1-Q4 2020	81,409	$2.77	42,557	$2.73	$3.03

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2019	Panhandle Eastern Pipe Line	20,000	$(0.56)
Q4 2019	El Paso Natural Gas	130,000	$(1.46)
Q4 2019	Houston Ship Channel	162,500	$0.01
Q1-Q4 2020	Panhandle Eastern Pipe Line	30,000	$(0.47)
Q1-Q4 2020	El Paso Natural Gas	45,000	$(0.70)
Q1-Q4 2020	Houston Ship Channel	10,000	$0.02

As of September 30, 2019, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2019	Ethane	1,000	$11.55
Q4 2019	Natural Gasoline	4,500	$55.93
Q4 2019	Normal Butane	4,000	$33.69
Q4 2019	Propane	8,500	$30.01
Q1-Q4 2020	Natural Gasoline	1,000	$44.84
Q1-Q4 2020	Normal Butane	1,000	$23.52
Q1-Q4 2020	Propane	4,500	$25.18

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated comprehensive statements of earnings caption.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commodity derivatives:
Upstream revenues	$127	$(376)	$(338)	$(976)
Marketing revenues	—	—	1	(1)
Interest rate derivatives:
Other expenses	—	—	—	65
Net gains (losses) recognized	$127	$(376)	$(337)	$(912)

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheet caption.

	September 30, 2019	December 31, 2018
Commodity derivative assets:
Other current assets	$163	$634
Other long-term assets	15	40
Total derivative assets	$178	$674
Commodity derivative liabilities:
Other current liabilities	$2	$32
Other long-term liabilities	—	1
Total derivative liabilities	$2	$33

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

	Nine Months Ended September 30,
	2019	2018
G&A	$64	$82
Exploration expenses	1	2
Restructuring and transaction costs	27	28
Total	$92	$112
Related income tax benefit	$13	$16

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first nine months of 2019. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

	Restricted Stock		Performance-Based		Performance
	Awards and Units		Restricted Stock Awards		Share Units
	Awards and Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/18	5,963	$35.47	302	$35.93	2,868		$30.14
Granted	4,404	$25.49	—	$—	741		$28.97
Vested	(4,402)	$33.62	(149)	$38.03	(145)		$37.23
Forfeited	(700)	$27.44	—	$—	(1,301)		$11.80
Unvested at 9/30/19	5,265	$29.73	153	$33.88	2,163	(1)	$40.31

(1)	A maximum of 4.3 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2019, as indicated in the previous summary table.

	2019
Grant-date fair value	$28.43	—	$29.53
Risk-free interest rate	2.48%
Volatility factor	39.1%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2019.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards and Units	Awards	Share Units
Unrecognized compensation cost	$97	$—	$18
Weighted average period for recognition (years)	2.6	1.7	1.5

5.Asset Impairments

Asset Impairments

During the first nine months of 2018, Devon recognized $109 million of proved asset impairments relating to U.S. non-core assets no longer in its development plans and approximately $47 million of non-oil and gas asset impairments.

Unproved Impairments

During the first nine months of 2019 and 2018, Devon impaired certain non-core acreage in the U.S. that it no longer intends to pursue for exploration opportunities, resulting in unproved impairments of $15 million and $76 million, respectively. Unproved impairments are included in exploration expenses in the consolidated comprehensive statements of earnings.

6.Restructuring and Transaction Costs

During the first quarter of 2019, Devon announced workforce reductions and other initiatives designed to enhance its operational focus and cost structure in conjunction with the portfolio transformation announcement further discussed in Note 2. As a result, Devon recognized $73 million of restructuring expenses during the first nine months of 2019. Of these expenses, $27 million resulted from

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

accelerated vesting of share-based grants, which are noncash charges. Additionally, $5 million resulted from settlements of defined retirement benefits.

During the first nine months of 2018, Devon recognized $91 million in personnel related restructuring expenses related to workforce reductions. Of these expenses, $28 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, $15 million resulted from estimated settlements of defined retirement benefits.

Devon anticipates recognizing additional restructuring charges in 2019, primarily when the separation of its Barnett Shale assets is completed.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2018	$39	$3	$42
Changes related to 2019 workforce reductions	22	—	22
Changes related to prior years' restructurings	(31)	(2)	(33)
Balance as of September 30, 2019	$30	$1	$31

Balance as of December 31, 2017	$17	$17	$34
Changes related to prior years' restructurings	32	(11)	21
Balance as of September 30, 2018	$49	$6	$55

7.Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings (loss) from continuing operations before income taxes	$194	$(15)	$(25)	$(709)

Current income tax expense (benefit)	$2	$(26)	$1	$(12)
Deferred income tax expense (benefit)	53	(145)	15	(149)
Total income tax expense (benefit)	$55	$(171)	$16	$(161)

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	6%	47%	(8%)	0%
Change in unrecognized tax benefits	0%	151%	(6%)	3%
Other	1%	43%	(70%)	(1%)
Deferred tax asset valuation allowance	0%	897%	0%	0%
Effective income tax rate	28%	1,159%	(63%)	23%

Devon estimates its annual effective income tax rate to record its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

   During the third quarter of 2018, Devon realized $22 million of previously unrecognized benefits, including $2 million of interest, as a result of the expiration of certain U.S. federal statutes of limitation.

In the table above, the “other” effect is composed of permanent differences primarily related to stock compensation for which dollar amounts do not increase or decrease in relation to the change in pre-tax earnings. Generally, such items have an insignificant impact on Devon’s effective income tax rate. However, these items had a more noticeable impact to the rate in the first nine months of

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2019 and the three months ended September 30, 2018 due to the low relative net loss in each period. In total, “other” represents $18 million of income tax expense in the first nine months of 2019 and $6 million of income tax benefit in the third quarter of 2018.

Through the first six months of 2018, Devon maintained a 100% valuation allowance against its U.S. deferred tax assets resulting from prior year cumulative financial losses, oil and gas impairments, and significant net operating losses for U.S. federal and state income tax. However, upon closing the EnLink divestiture in the third quarter of 2018, Devon realized a pre-tax gain of $2.6 billion. Based on its net deferred tax liability position, current period projected net operating loss utilization, and projections of future taxable income, Devon reassessed its position and determined that it was no longer in a full valuation allowance position, maintaining only valuation allowances against certain deferred tax assets, including certain tax credits and state net operating losses. As part of its reassessment, Devon determined that apart from the sale of EnLink and the General Partner, Devon would have remained in a full valuation allowance position. Accordingly, the deferred tax benefit resulting from the release of the valuation allowance that was generated in the first two quarters was allocated to continuing operations, while the $259 million of deferred tax benefit resulting from the release of the remainder of the full valuation allowance position was allocated entirely to discontinued operations.

On June 27, 2019, Devon completed the sale of substantially all of its Canadian oil and gas assets and operations in Canada. Devon’s foreign earnings have not been considered indefinitely reinvested since the announcement of the plan to separate the assets in the first quarter of 2019. As the separation took the form of an asset sale and Devon has retained certain non-operating obligations to be settled over time, Devon has not recorded a deferred tax asset or corresponding valuation allowance related to its Canadian investment.

As the Canadian sale closed during the second quarter of 2019, Devon has recorded materially all tax impacts related to the Canadian business in discontinued operations. Additional information on these discontinued operations can be found in Note 18.

8.	Net Earnings (Loss) Per Share from Continuing Operations

The following table reconciles net earnings (loss) from continuing operations and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings (loss) per share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$139	$156	$(41)	$(548)
Attributable to participating securities	(1)	(1)	(1)	(1)
Basic and diluted earnings (loss) from continuing operations	$138	$155	$(42)	$(549)
Common shares:
Common shares outstanding - total	397	491	415	513
Attributable to participating securities	(5)	(5)	(6)	(6)
Common shares outstanding - basic	392	486	409	507
Dilutive effect of potential common shares issuable	2	3	—	—
Common shares outstanding - diluted	394	489	409	507
Net earnings (loss) per share from continuing operations:
Basic	$0.35	$0.32	$(0.10)	$(1.08)
Diluted	$0.35	$0.32	$(0.10)	$(1.08)
Antidilutive options (1)	1	2	1	2

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation:
Beginning accumulated foreign currency translation and other	$—	$1,227	$1,159	$1,309
Change in cumulative translation adjustment	—	35	78	(61)
Release of Canadian cumulative translation adjustment (1)	—	—	(1,237)	—
Income tax benefit	—	—	—	14
Ending accumulated foreign currency translation	—	1,262	—	1,262
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(117)	(136)	(132)	(143)
Recognition of net actuarial loss and prior service cost in earnings (2)	1	2	5	9
Curtailment and settlement of pension benefits (3)	—	45	15	45
Income tax expense	—	(11)	(4)	(11)
Ending accumulated pension and postretirement benefits	(116)	(100)	(116)	(100)
Other	—	2	—	2
Accumulated other comprehensive earnings (loss), net of tax	$(116)	$1,164	$(116)	$1,164

(1)

In conjunction with the sale of substantially all of its Canadian oil and gas assets and operations in Canada, Devon released the cumulative translation adjustment as part of its gain on the disposition of its Canadian business. See Note 18 for additional details.

(2)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of other expenses in the accompanying consolidated comprehensive statements of earnings. See Note 16 for additional details.

(3)

These accumulated other comprehensive earnings are included within components of other expenses and restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Changes in assets and liabilities, net:
Accounts receivable	$54	$(93)	$85	$(255)
Other current assets	2	4	9	(91)
Other long-term assets	14	3	(1)	(63)
Accounts payable	3	3	(18)	96
Revenues and royalties payable	(73)	(5)	(133)	205
Other current liabilities	13	33	(77)	128
Other long-term liabilities	—	(26)	5	(30)
Total	$13	$(81)	$(130)	$(10)
Supplementary cash flow data - total operations:
Interest paid (net of capitalized interest)	$81	$61	$242	$275
Income taxes paid	$—	$37	$16	$31

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2019	December 31, 2018
Oil, gas and NGL sales	$396	$413
Joint interest billings	161	150
Marketing revenues	208	284
Other	28	15
Gross accounts receivable	793	862
Allowance for doubtful accounts	(6)	(7)
Net accounts receivable	$787	$855

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2019	December 31, 2018
Property and equipment:
Proved	$41,681	$40,378
Unproved and properties under development	752	833
Total oil and gas	42,433	41,211
Less accumulated DD&A	(33,311)	(32,229)
Oil and gas property and equipment, net	9,122	8,982
Other property and equipment	1,754	1,707
Less accumulated DD&A	(699)	(663)
Other property and equipment, net	1,055	1,044
Property and equipment, net	$10,177	$10,026

13.	Debt and Related Expenses

A summary of debt is as follows:

	September 30, 2019	December 31, 2018

6.30% due January 15, 2019	$—	$162
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
7.875% due September 30, 2031 (1)	675	675
7.95% due April 15, 2032 (1)	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(20)	(21)
Debt issuance costs	(34)	(36)
Total debt	4,295	4,454
Less amount classified as short-term debt	—	162
Total long-term debt (2)	$4,295	$4,292

(1)	These senior notes were included in the 2018 tender offer repurchases discussed below.
(2)

The balance as of December 31, 2018 excludes the $1.5 billion of Senior Notes classified as liabilities held for sale that were retired early in July 2019 utilizing a portion of the proceeds from the sale of Devon’s Canadian business. See Note 18 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of September 30, 2019, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as impairments. As of September 30, 2019, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 18.9%.

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

In the first quarter of 2018, Devon completed tender offers to repurchase $807 million in aggregate principal amount of debt securities, using cash on hand. This included $384 million of the 7.875% senior notes due September 30, 2031 and $423 million of the 7.95% senior notes due April 15, 2032. Devon recognized a $312 million charge on early retirement of debt, consisting of $304 million in cash retirement costs and $8 million of noncash charges. These costs, along with other charges associated with retiring the debt, are included in net financing costs in the consolidated comprehensive statements of earnings.

In July 2018, Devon repaid $20 million of 8.25% senior notes at maturity.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest based on debt outstanding	$65	$68	$195	$219
Early retirement of debt	—	—	—	312
Other	(5)	—	(9)	(10)
Total net financing costs	$60	$68	$186	$521

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

The following table presents Devon’s right-of-use assets and lease liabilities as of September 30, 2019.

	Finance	Operating	Total
Right-of-use assets	$203	$16	$219
Lease liabilities:
Current lease liabilities (1)	$7	$12	$19
Long-term lease liabilities	240	4	244
Total lease liabilities	$247	$16	$263

(1)	Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

The following table presents Devon’s total lease cost.

		Three Months Ended	Nine Months Ended
		September 30, 2019
Operating lease cost	Property, plant and equipment; G&A	$10	$35
Short-term lease cost (1)	Property, plant and equipment; G&A	18	69
Financing lease cost:
Amortization of right-of-use assets	DD&A	6	18
Interest on lease liabilities	Net financing costs	3	8
Variable lease cost	G&A	1	2
Lease income	G&A	(1)	(3)
Net lease cost		$37	$129

(1)	Short-term lease cost excludes leases with terms of one month or less.

The following table presents Devon’s additional lease information for the three and nine months ended September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Finance	Operating	Finance	Operating
Cash outflows for lease liabilities:
Operating cash flows	$2	$—	$5	$1
Investing cash flows	$—	$10	$—	$37
Right-of-use assets obtained in exchange for new lease liabilities	$—	$—	$—	$1
Weighted average remaining lease term (years)	8.3	2.3	8.3	2.3
Weighted average discount rate	4.2%	3.4%	4.2%	3.4%

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents Devon’s maturity analysis as of September 30, 2019 for leases expiring in each of the next 5 years and thereafter.

	Finance	Operating (1)	Total (2)
2019	$2	$4	$6
2020	7	8	15
2021	7	2	9
2022	8	1	9
2023	8	1	9
Thereafter	306	1	307
Total lease payments	338	17	355
Less: interest	(91)	(1)	(92)
Present value of lease liabilities	$247	$16	$263

(1)

During the third quarter of 2019, in addition to normal amortization, Devon had early terminations that resulted in a $37 million reduction in right of use assets and lease liabilities which includes $9 million of other expenses within Devon’s consolidated comprehensive statements of earnings.

(2)

Under previous lease accounting standard, ASC 840, Devon’s lease obligations as of December 31, 2018 expiring in each of the next 5 years and thereafter were $61 million for 2019, $48 million for 2020, $18 million for 2021, $9 million for 2022, $8 million for 2023 and $33 million thereafter.

Devon rents or subleases certain real estate to third parties. The following table presents Devon’s expected lease income as of September 30, 2019 for each of the next 5 years and thereafter.

Operating
Lease Income
2019	$2
2020	6
2021	6
2022	6
2023	7
Thereafter	51
Total	$78

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Nine Months Ended September 30,
	2019	2018
Asset retirement obligations as of beginning of period	$623	$704
Liabilities incurred	14	24
Liabilities settled and divested	(51)	(71)
Revision of estimated obligation	(63)	1
Accretion expense on discounted obligation	21	26
Asset retirement obligations as of end of period	544	684
Less current portion	18	20
Asset retirement obligations, long-term	$526	$664

During the first nine months of 2019, Devon reduced its asset retirement obligations by $63 million, primarily due to changes in the future cost estimates and retirement dates for its oil and gas assets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the first nine months of 2018, Devon reduced its asset retirement obligations by $61 million, primarily as a result of Devon’s 2018 divestitures. For additional information, see Note 2.

16.	Retirement Plans

During the third quarter of 2018, Devon entered into a group annuity contract, under which a third party permanently assumed certain of Devon’s defined benefit pension obligations. The purchase of this group annuity contract reduced Devon’s pension assets and liabilities by approximately $190 million, representing approximately 15% of the total obligations of Devon’s pension plans. In connection with this transaction, Devon recorded a settlement expense of approximately $34 million, which was reclassified from other comprehensive earnings to other expense on the consolidated comprehensive statements of earnings during the third quarter of 2018.

The following table presents the components of net periodic benefit cost for Devon’s pension benefits plan. There was $1 million of net periodic benefit credit for postretirement benefit plans for the nine months ended September 30, 2019 and 2018, respectively.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$2	$2	$5	$7
Interest cost	7	9	24	29
Expected return on plan assets	(10)	(11)	(29)	(38)
Amortization of prior service cost (1)	—	—	1	1
Net actuarial loss (1)	1	3	7	10
Net periodic benefit cost (2)	$—	$3	$8	$9

(1)	These net periodic benefit costs were reclassified out of other comprehensive earnings.
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

The table below provides information regarding purchases of Devon’s common stock that were made during 2018 and the first nine months of 2019 (shares in thousands).

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
First quarter 2018:
Open-Market	2,561	$82	$32.19
Second quarter 2018:
Open-Market	11,154	439	39.35
Third quarter 2018:
Open-Market	16,492	712	43.13
ASR	24,330	1,000	41.10
Total	40,822	1,712	41.92
Fourth quarter 2018:
Open-Market	23,612	745	31.57
First quarter 2019:
Open-Market	36,141	1,024	28.33
Second quarter 2019:
Open-Market	5,911	159	27.01
Third quarter 2019:
Open-Market	22,137	550	24.80
Total inception-to-date	142,338	$4,711	$33.09

Dividends

The table below summarizes the dividends Devon paid on its common stock.

	Amounts	Rate Per Share
Quarter Ended 2019:
First quarter	$34	$0.08
Second quarter	37	$0.09
Third quarter	35	$0.09
Total year-to-date	$106
Quarter Ended 2018:
First quarter	$32	$0.06
Second quarter	42	$0.08
Third quarter	38	$0.08
Total year-to-date	$112

Devon raised its quarterly dividend by 12.5%, to $0.09 per share, beginning in the second quarter of 2019. In the second quarter of 2018, Devon increased the quarterly dividend rate from $0.06 to $0.08 per share.

18.	Discontinued Operations and Assets Held For Sale

Canada

On May 29, 2019, Devon announced it had entered into an agreement to sell substantially all of its oil and gas assets and operations in Canada to Canadian Natural Resources Limited. Devon concluded that the transaction was a strategic shift and met the requirements of assets held for sale and discontinued operations upon the authorization to enter the agreement by Devon’s Board of Directors. As part of its assessment, Devon considered the following: 1) Devon is exiting its entire heavy oil and Canadian operations; 2) Devon’s Canadian operations is a separate reportable segment and is a component of Devon’s business; and 3) the transaction resulted in a material reduction in total assets, revenues, net earnings and total proved reserves. As a result, Devon has classified the results of operations and cash flows related to its Canadian operations as discontinued operations on its consolidated financial statements. Additionally, Devon ceased depreciation and amortization for all plant, property and equipment and intangible assets classified as assets held for sale on the date the sales agreement was approved by the Board of Directors.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On June 27, 2019, Devon completed the sale of its Canadian business for $2.6 billion ($3.4 billion Canadian dollars), net of purchase price adjustments, and recognized a pre-tax gain of $223 million ($480 million net of tax, primarily due to a significant deferred tax benefit). Included within this gain is a $34 million ($20 million, net of tax) adjustment to the gain in the third quarter of 2019 related to an interim post closing settlement with Canadian Natural Resources Limited with final closing expected in the fourth quarter of 2019. Current (cash) income tax associated with the sale was approximately $100 million. The disposition of substantially all of Devon’s Canadian oil and gas assets resulted in Devon releasing its historical cumulative foreign currency translation adjustment of $1.2 billion from accumulated other comprehensive earnings to be included within the gain computation. The historical cumulative foreign currency translation portion of the gain is not taxable. As of September 30, 2019, $280 million of the Canadian cash balance is restricted for funding certain tax and other obligations related to the Canadian business and is classified as cash restricted for discontinued operations on the consolidated balance sheets.

In conjunction with the sale of Devon’s Canadian business, Devon recognized approximately $280 million of restructuring and asset impairment related charges. Canadian Natural Resources Limited has reimbursed Devon for approximately $50 million of these restructuring costs, under the terms of the disposition agreement. Along with certain tax obligations, these costs will be funded with the restricted cash described above. These charges consist of $154 million related to a firm transportation agreement abandonment and $56 million related to office lease abandonment and associated asset impairment charges. Cash payments for the abandonment charges total approximately $6 million per quarter. Additionally, there are $67 million of employee related costs, including approximately $40 million of noncash accelerated vesting of employee stock awards. As mentioned above, Canadian Natural Resources Limited reimbursed the Company for approximately $50 million of these costs pursuant to the disposition agreement and Devon funded the remaining employee related costs during the third quarter of 2019.

Prior to the second quarter of 2019, Devon’s Canadian business maintained a valuation allowance against certain capital loss carryforwards and net operating losses. As a result of the sale of substantially all of Devon’s Canadian oil and gas assets and operations in Canada and the lack of future forecasted income, all but approximately $29 million of the Canadian deferred tax assets have been offset with a valuation allowance.

As announced on June 27, 2019, Devon utilized a portion of the sales proceeds to early retire its $500 million of the 4.00% senior notes due July 15, 2021 and $1.0 billion of the 3.25% senior notes due May 15, 2022. Devon recognized a charge on the early retirement of these notes in the third quarter of 2019 consisting of $52 million in cash retirement costs and $6 million of noncash charges.

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

During the first nine months of 2019 and from the period of July 19, 2018 through September 30, 2018, Devon had net outflows of approximately $422 million and $200 million with EnLink, respectively, which primarily related to gathering and processing expenses. These net outflows represent gross cash amounts and not net working interest amounts.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts reported in the consolidated comprehensive statements of earnings as discontinued operations.

	Three months ended September 30,			Nine months ended September 30,
	Canada	EnLink	Total	Canada	EnLink	Total
2019
Upstream revenues	$(7)	$—	$(7)	$628	$—	$628
Marketing and midstream revenues	—	—	—	38	—	38
Total revenues	(7)	—	(7)	666	—	666
Production expenses	(1)	—	(1)	293	—	293
Exploration expenses	—	—	—	13	—	13
Marketing and midstream expenses	—	—	—	18	—	18
Depreciation, depletion and amortization	—	—	—	128	—	128
Asset impairments	—	—	—	37	—	37
Asset dispositions	(34)	—	(34)	(223)	—	(223)
General and administrative expenses	2	—	2	33	—	33
Financing costs, net	59	—	59	85	—	85
Restructuring and transaction costs	5	—	5	244	—	244
Other expenses	5	—	5	8	—	8
Total expenses	36	—	36	636	—	636
Earnings (loss) from discontinued operations before income taxes	(43)	—	(43)	30	—	30
Income tax benefit	(13)	—	(13)	(298)	—	(298)
Net earnings (loss) from discontinued operations, net of tax	$(30)	$—	$(30)	$328	$—	$328
2018
Upstream revenues	$398	$—	$398	$1,003	$—	$1,003
Marketing and midstream revenues	25	360	385	66	3,567	3,633
Total revenues	423	360	783	1,069	3,567	4,636
Production expenses	137	—	137	451	—	451
Exploration expenses	10	—	10	28	—	28
Marketing and midstream expenses	16	302	318	34	2,912	2,946
Depreciation, depletion and amortization	74	—	74	246	244	490
Asset impairments	—	—	—	—	—	—
Asset dispositions	—	(2,607)	(2,607)	—	(2,607)	(2,607)
General and administrative expenses	19	7	26	61	65	126
Financing costs, net	7	9	16	3	98	101
Restructuring and transaction costs	4	—	4	13	—	13
Other expenses	(21)	(1)	(22)	88	(8)	80
Total expenses	246	(2,290)	(2,044)	924	704	1,628
Earnings from discontinued operations before income taxes	177	2,650	2,827	145	2,863	3,008
Income tax expense (benefit)	33	387	420	(18)	403	385
Net earnings from discontinued operations, net of tax	144	2,263	2,407	163	2,460	2,623
Net earnings attributable to noncontrolling interests	—	26	26	—	160	160
Net earnings from discontinued operations, attributable to Devon	$144	$2,237	$2,381	$163	$2,300	$2,463

The following table presents the carrying amounts of the assets and liabilities associated with discontinued operations on the consolidated balance sheets. The assets and liabilities associated with discontinued operations at September 30, 2019 and December 31, 2018 are primarily related to the divestiture of Devon’s Canadian business. Included within assets and liabilities associated with discontinued operations at December 31, 2018 are $197 million of assets and $69 million of liabilities related to the divestiture of non-core upstream Permian Basin assets which closed in January 2019 as further discussed in Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	September 30, 2019	December 31, 2018
Cash restricted for discontinued operations	$280	$—

Accounts receivable	$3	$37
Other current assets	18	246
Current assets associated with discontinued operations	21	283
Oil and gas property and equipment, based on successful efforts accounting, net	—	3,829
Other property and equipment, net	—	78
Other long-term assets	95	79
Long-term assets associated with discontinued operations	95	3,986
Total assets associated with discontinued operations	$396	$4,269

Accounts payable	$6	$101
Revenues and royalties payable	3	67
Other current liabilities	163	170
Current liabilities associated with discontinued operations	172	338
Long-term debt	—	1,493
Asset retirement obligations	—	424
Other long-term liabilities	175	20
Deferred income taxes	—	348
Long-term liabilities associated with discontinued operations	175	2,285
Total liabilities associated with discontinued operations	$347	$2,623

19.	Commitments and Contingencies

Devon is party to various legal actions arising in the normal course of business. Matters that are probable of an unfavorable outcome to Devon and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Devon’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to likely involve future amounts that would be material to Devon’s financial position or results of operations after consideration of recorded accruals. Actual amounts could differ materially from management’s estimates.

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, cash restricted for discontinued operations, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2019 and December 31, 2018, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
September 30, 2019 assets (liabilities):
Cash equivalents	$624	$624	$624	$—
Commodity derivatives	$178	$178	$—	$178
Commodity derivatives	$(2)	$(2)	$—	$(2)
Debt	$(4,295)	$(5,392)	$—	$(5,392)
December 31, 2018 assets (liabilities):
Cash equivalents	$1,505	$1,505	$1,405	$100
Commodity derivatives	$674	$674	$—	$674
Commodity derivatives	$(33)	$(33)	$—	$(33)
Debt	$(4,454)	$(4,494)	$—	$(4,494)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2019 compared to previous periods and in our financial condition and liquidity since December 31, 2018. For information regarding our critical accounting policies and estimates, see our 2018 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview of 2019 Results

In February of this year, we announced plans to transition to “New Devon,” an upstream company with world-class oil assets, operating under a disciplined returns-driven strategy focused on delivering value to our shareholders. We have made significant progress toward completion of our New Devon portfolio and cost reduction objectives as evidenced by these 2019 highlights:

•	Closed on the sale of our Canadian business for $2.6 billion ($3.4 billion Canadian dollars) in June 2019.
•	Completed workforce and other cost reduction initiatives with more than $200 million of annualized G&A savings expected by the end of 2019.
•	Improved capital efficiency by reducing capital expenditures approximately 10% and drilling 10% more wells compared to 2018.
•	Retired $1.7 billion of senior notes, reducing annualized financing costs by $60 million.
•	Repurchased $4.7 billion of our $5.0 billion share repurchase program, representing a reduction of more than 25% in outstanding shares since the program’s inception.
•	Increased our quarterly common stock dividend 12.5% to $0.09 per share beginning in the second quarter of 2019.
•	Increased Delaware Basin and Powder River Basin production 55% in the third quarter of 2019 compared to the third quarter of 2018.

Trends of our quarterly earnings, operating cash flow, EBITDAX and capital expenditures are shown below. Except for EBITDAX, the charts present amounts pertaining to both Devon’s continuing and discontinued operations. “Core earnings” and “EBITDAX” are financial measures not prepared in accordance with GAAP. For a description of these measures, including reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

Our net earnings in recent quarters have been significantly impacted by divestiture transactions and temporary, noncash adjustments to the value of our commodity hedges. Net earnings in the third quarter of 2018 included a $2.2 billion after-tax gain on our EnLink disposition. Net earnings in the fourth quarter of 2018 included a $0.9 billion hedge valuation gain and a $0.2 billion gain on asset dispositions—both net of taxes. Net earnings in the first quarter of 2019 included a $0.5 billion after-tax hedge valuation loss. Net earnings in the second quarter of 2019 included $0.3 billion for net after-tax gains and charges related to our Canadian disposition. Excluding these amounts, our core earnings have been more stable over recent quarters but continue to be heavily influenced by commodity prices.

Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our financial results continue to be challenged by commodity prices. Our earnings declined in the fourth quarter of 2018 and the first quarter of 2019 due to a decrease in the price we received for our Heavy Oil production in Canada. While Canadian prices began to improve in the first half of 2019, NGL and natural gas prices declined. Led by a 51% decrease in the Mont Belvieu blended index for our NGL products from the third quarter of 2018 to the third quarter of 2019, our unhedged combined realized price dropped 24%. The effects of these price drops overshadowed our efforts that grew New Devon’s high-margin oil volumes 19%, while simultaneously reducing production and administrative costs 13% compared to 2018.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. As prices have declined, our operating cash flow has been negatively impacted. Additionally, our disposition of EnLink in the third quarter of 2018 and our Canadian business in the second quarter of 2019 caused declines in operating cash flow in subsequent quarters. EBITDAX, which excludes financial amounts related to our EnLink and Canadian businesses, has been more stable over the past five quarters as our New Devon production growth and cost reductions countered price declines experienced over the same time period. Regardless of cash flow fluctuations, we remain focused on managing our capital investment to generate free cash flow. As operating cash flow has declined, we have adjusted our capital development plans accordingly.

We exited the third quarter of 2019 with liquidity comprised of $1.7 billion of cash, inclusive of $280 million of cash restricted for discontinued operations, and $3.0 billion of available credit under our Senior Credit Facility. After completing the $1.5 billion of early retirement of debt in July 2019, we have $4.3 billion of debt outstanding with no maturities until the end of 2025. We currently have approximately 75% of our expected oil production and approximately 45% of our expected gas production protected with hedges for the remainder of 2019. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio. We are currently building our 2020 and 2021 hedge positions at market prices.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests. Analysis of the change in net earnings from continuing operations is shown below and analysis of the change in net earnings from discontinued operations is shown on page 37.

Continuing Operations

Q3 2019 vs. Q2 2019

Our third quarter 2019 net earnings from continuing operations were $139 million and decreased $27 million, or 16%, compared to the second quarter of 2019. The graph below shows the change in net earnings from the second quarter 2019 to the third quarter 2019. The material changes are further discussed by category on the following pages.

Production Volumes

	Q3 2019	% of Total	Q2 2019	Change
Oil (MBbls/d)
Delaware Basin	70	47%	67	+5%
STACK	32	21%	31	+2%
Powder River Basin	18	12%	15	+18%
Eagle Ford	22	14%	23	- 3%
Other	6	4%	6	- 1%
New Devon	148	98%	142	+4%
U.S. divest assets	3	2%	3	+19%
Total	151	100%	145	+4%

	Q3 2019	% of Total	Q2 2019	Change
Gas (MMcf/d)
Delaware Basin	167	17%	158	+6%
STACK	317	32%	313	+2%
Powder River Basin	28	3%	22	+27%
Eagle Ford	75	7%	81	- 8%
Other	1	0%	1	- 5%
New Devon	588	59%	575	+2%
U.S. divest assets	417	41%	423	- 1%
Total	1,005	100%	998	+1%

	Q3 2019	% of Total	Q2 2019	Change
NGLs (MBbls/d)
Delaware Basin	28	26%	27	+4%
STACK	37	33%	40	- 9%
Powder River Basin	2	2%	2	+25%
Eagle Ford	11	10%	12	- 13%
Other	1	1%	1	+17%
New Devon	79	72%	82	- 4%
U.S. divest assets	30	28%	30	+1%
Total	109	100%	112	- 3%

	Q3 2019	% of Total	Q2 2019	Change
Combined (MBoe/d)
Delaware Basin	127	30%	120	+6%
STACK	121	28%	124	- 2%
Powder River Basin	25	6%	21	+21%
Eagle Ford	45	10%	49	- 8%
Other	7	2%	7	- 0%
New Devon	325	76%	321	+1%
U.S. divest assets	103	24%	103	- 0%
Total	428	100%	424	+1%

From the second quarter of 2019 to the third quarter of 2019, an increase in production volumes contributed to a $38 million increase in earnings. Continued development in the Delaware Basin and Powder River Basin drove production increases for New Devon and were slightly offset by decreased activity in the Eagle Ford.

Field Prices

	Q3 2019	Realization	Q2 2019	Change
Oil (per Bbl)
WTI index	$56.34		$59.85	- 6%
Realized price, unhedged	$54.39	97%	$57.09	- 5%
Cash settlements	$2.17		$(0.41)
Realized price, with hedges	$56.56	100%	$56.68	- 0%

	Q3 2019	Realization	Q2 2019	Change
Gas (per Mcf)
Henry Hub index	$2.23		$2.64	- 16%
Realized price, unhedged	$1.56	70%	$1.61	- 3%
Cash settlements	$0.24		$0.20
Realized price, with hedges	$1.80	81%	$1.81	- 1%

	Q3 2019	Realization	Q2 2019	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$16.18		$19.05	- 15%
Realized price, unhedged	$12.09	75%	$14.79	- 18%
Cash settlements	$1.84		$1.03
Realized price, with hedges	$13.93	86%	$15.82	- 12%

(1)Based upon composition of our NGL barrel.

	Q3 2019	Q2 2019	Change
Combined (per Boe)
Realized price, unhedged	$25.93	$27.24	- 5%
Cash settlements	$1.80	$0.60
Realized price, with hedges	$27.73	$27.84	- 0%

From the second quarter of 2019 to the third quarter of 2019, field prices contributed to a $69 million decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. These decreases were partially offset by favorable hedge cash settlements across each of our products.

Hedge Settlements

	Q3 2019	Q2 2019	Change
	Q
Oil	$31	$(6)	+617%
Natural gas	22	18	+22%
NGL	18	11	+64%
Total cash settlements	$71	$23	+209%

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q3 2019	Q2 2019	Change
LOE	$138	$133	+4%
Gathering, processing & transportation	162	161	+1%
Production taxes	60	66	- 9%
Property taxes	8	11	- 27%
Total	$368	$371	- 1%
Per Boe:
LOE	$3.50	$3.44	+2%
Gathering, processing & transportation	$4.12	$4.17	- 1%
Percent of oil, gas and NGL sales:
Production taxes	5.9%	6.3%	- 7%

Field-Level Cash Margin

The table below presents the field-level cash margin for each of our operating areas. Field-level cash margin is computed as oil, gas and NGL revenues less production expenses and is not prepared in accordance with GAAP. A reconciliation to the comparable GAAP measures is found in “Non-GAAP Measures” in this Item 2. The changes in production volumes, field prices and production expenses, shown above, had the following impact on our field-level cash margins by asset.

	Q3 2019	$ per BOE	Q2 2019	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$284	$24.42	$267	$24.46
STACK	157	$14.08	177	$15.77
Powder River Basin	63	$27.12	60	$31.79
Eagle Ford	100	$24.02	120	$26.63
Other	18	$27.76	15	$22.67
New Devon	622	$20.79	639	$21.88
U.S. divest assets	30	$3.20	41	$4.38
Total	$652	$16.57	$680	$17.63

Depreciation, Depletion and Amortization

	Q3 2019	Q2 2019	Change
Oil and gas per Boe	$9.49	$9.48	+0%

Oil and gas	$373	$365	+2%
Other property and equipment	29	29	- 2%
Total	$402	394	+2%

General and Administrative Expenses

	Q3 2019	Q2 2019	Change
Labor and benefits	$89	$92	- 3%
Non-labor	38	40	- 5%
Reimbursed G&A	(20)	(18)	+ 11%
Total Devon	$107	$114	- 6%

Labor and benefits and non-labor expenses decreased primarily as a result of continued workforce reduction and cost savings initiatives.

Other Items

	Q3 2019	Q2 2019	Change in earnings
Commodity hedge valuation changes (1)	$56	$117	$(61)
Marketing operations	16	17	(1)
Exploration expenses	18	7	(11)
Asset dispositions	(2)	(1)	1
Net financing costs	60	66	6
Restructuring and transaction costs	10	12	2
Other expenses	$6	$8	2
			$(62)

(1)	Included as a component of upstream revenues on the consolidated comprehensive statements of earnings.

We recognize fair value changes on our oil, gas and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. For additional information see Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q3 2019	Q2 2019
Current expense	$2	$2
Deferred expense	53	69
Total expense	$55	$71
Effective income tax rate	28%	30%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Q3 2019 vs. Q3 2018

Our third quarter 2019 net earnings from continuing operations were $139 million and decreased $17 million, or 11%, compared to the third quarter of 2018. The graph below shows the change in net earnings from the third quarter of 2018 to the third quarter 2019. The material changes are further discussed on the following pages.

September 30, 2019 YTD vs. September 30, 2018 YTD

Our nine months ended September 30, 2019 net loss from continuing operations was $41 million and increased $507 million compared to the nine months ended September 30, 2018. The graph below shows the change in net earnings from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The material changes are further discussed on the following pages.

Production Volumes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Total	2018	Change	2019	% of Total	2018	Change
Oil (MBbls/d)
Delaware Basin	70	47%	44	+61%	66	45%	41	+60%
STACK	32	21%	29	+9%	32	22%	32	- 1%
Powder River Basin	18	12%	15	+24%	16	11%	14	+16%
Eagle Ford	22	14%	31	- 29%	23	16%	27	- 15%
Other	6	4%	5	+5%	6	4%	6	- 0%
New Devon	148	98%	124	+19%	143	98%	120	+19%
U.S. divest assets	3	2%	9	- 68%	3	2%	10	- 69%
Total	151	100%	133	+13%	146	100%	130	+12%
Gas (MMcf/d)
Delaware Basin	167	17%	103	+62%	157	16%	97	+62%
STACK	317	32%	337	- 6%	321	32%	330	- 3%
Powder River Basin	28	3%	18	+56%	23	2%	14	+62%
Eagle Ford	75	7%	84	- 11%	80	8%	74	+8%
Other	1	0%	2	- 32%	1	0%	1	- 7%
New Devon	588	59%	544	+8%	582	58%	516	+13%
U.S. divest assets	417	41%	491	- 15%	426	42%	589	- 28%
Total	1,005	100%	1,035	- 3%	1,008	100%	1,105	- 9%
NGLs (MBbls/d)
Delaware Basin	28	26%	19	+50%	26	24%	15	+73%
STACK	37	33%	40	- 9%	37	34%	38	- 0%
Powder River Basin	2	2%	2	+59%	2	2%	1	+57%
Eagle Ford	11	10%	15	- 30%	12	11%	12	- 5%
Other	1	1%	1	+23%	1	1%	1	+15%
New Devon	79	72%	77	+3%	78	72%	67	+17%
U.S. divest assets	30	28%	36	- 16%	30	28%	39	- 23%
Total	109	100%	113	- 3%	108	100%	106	+2%
Combined (MBoe/d)
Delaware Basin	127	30%	79	+59%	118	28%	72	+63%
STACK	121	28%	126	- 3%	123	29%	125	- 2%
Powder River Basin	25	6%	19	+33%	22	5%	18	+25%
Eagle Ford	45	10%	60	- 25%	48	11%	52	- 7%
Other	7	2%	7	+2%	7	2%	7	+2%
New Devon	325	76%	291	+12%	318	75%	274	+16%
U.S. divest assets	103	24%	127	- 19%	104	25%	147	- 29%
Total	428	100%	418	+2%	422	100%	421	+0%

From the third quarter of 2018 to the third quarter of 2019, an increase in production volumes contributed to a $88 million increase in earnings. From the nine months ended 2018 to the nine months ended 2019, an increase in production volumes contributed to a $224 million increase in earnings. Strong performance in the Delaware Basin and Powder River Basin development programs drove production growth for New Devon and were offset by decreased activity in the Eagle Ford and lower production volumes associated with our U.S. divested assets.

Field Prices

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	Realization	2018	Change	2019	Realization	2018	Change
Oil (per Bbl)
WTI index	$56.34		$69.60	- 19%	$57.02		$66.79	- 15%
Realized price, unhedged	$54.39	97%	$64.80	- 16%	$54.46	96%	$64.09	- 15%
Cash settlements	$2.17		$(12.20)		$1.79		$(10.97)
Realized price, with hedges	$56.56	100%	$52.60	+8%	$56.25	99%	$53.12	+6%
Gas (per Mcf)
Henry Hub index	$2.23		$2.91	- 23%	$2.67		$2.90	- 8%
Realized price, unhedged	$1.56	70%	$2.21	- 29%	$1.91	71%	$2.23	- 14%
Cash settlements	$0.24		$0.01		$0.08		$0.11
Realized price, with hedges	$1.80	81%	$2.22	- 19%	$1.99	75%	$2.34	- 15%
NGLs (per Bbl)
Mont Belvieu blended index (1)	$16.18		$33.05	- 51%	$19.39		$28.99	- 33%
Realized price, unhedged	$12.09	75%	$29.59	- 59%	$15.08	78%	$25.60	- 41%
Cash settlements	$1.84		$(2.50)		$1.14		$(1.62)
Realized price, with hedges	$13.93	86%	$27.09	- 49%	$16.22	84%	$23.98	- 32%
Combined (per Boe)
Realized price, unhedged	$25.93		$34.06	- 24%	$27.23		$32.16	- 15%
Cash settlements	$1.80		$(4.54)		$1.11		$(3.52)
Realized price, with hedges	$27.73		$29.52	- 6%	$28.34		$28.64	- 1%

(1)	Based upon composition of our NGL barrel.

From the third quarter of 2018 to the third quarter of 2019, field prices contributed to a $378 million decrease in earnings. From the nine months ended 2018 to the nine months ended 2019, field prices contributed to a $778 million decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. These decreases were partially offset by favorable hedge cash settlements across each of our products.

Hedge Settlements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash settlements:
Oil derivatives	$31	$(150)	$71	$(390)
Gas derivatives	22	1	24	33
NGL derivatives	18	(26)	33	(47)
Total cash settlements	$71	$(175)	$128	$(404)

Production Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
LOE	$138	$142	- 3%	$403	$444	- 9%
Gathering, processing & transportation	162	181	- 11%	482	543	- 11%
Production taxes	60	80	- 25%	190	201	- 5%
Property taxes	8	14	- 46%	29	30	- 2%
Total	$368	$417	- 12%	$1,104	$1,218	- 9%
Per Boe:
LOE	$3.50	$3.72	- 6%	$3.50	$3.87	- 10%
Gathering, processing & transportation	$4.12	$4.71	- 13%	$4.18	$4.72	- 12%
Percent of oil, gas and NGL sales:
Production taxes	5.9%	6.0%	- 3%	6.1%	5.4%	+12%

LOE decreased for the three month and nine month periods of 2019 compared to the same periods in 2018 primarily due to the impact of our U.S. non-core asset divestitures. Gathering, processing and transportation decreased in the three month and nine month periods of 2019 compared to the same time periods of 2018 primarily due to the expiration of the EnLink Bridgeport minimum volume commitment at the end of 2018. Production taxes decreased during the third quarter and first nine months of 2019 compared to the same time periods in 2018 due to lower wellhead revenues, upon which the production taxes are assessed.

Field-Level Cash Margin

The changes in production volumes, field prices and production expenses, shown above, had the following impact on our field-level cash margins by asset.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ per BOE	2018	$ per BOE	2019	$ per BOE	2018	$ per BOE
Field-Level Cash Margin (non-GAAP)
Delaware Basin	$284	$24.42	$225	$30.85	$785	$24.42	$612	$31.09
STACK	157	$14.08	260	$22.56	537	$16.03	741	$21.79
Powder River Basin	63	$27.12	71	$40.68	173	$28.55	196	$40.56
Eagle Ford	100	$24.02	220	$39.46	349	$26.44	532	$37.46
Other	18	$27.76	17	$27.41	46	$23.95	58	$31.38
New Devon	622	$20.79	793	$29.63	1,890	$21.77	2,139	$28.68
U.S. divest assets	30	$3.20	100	$8.56	145	$5.09	336	$8.34
Total	$652	$16.57	$893	$23.22	$2,035	$17.65	$2,475	$21.55

Other Items

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change in earnings	2019	2018	Change in earnings
Commodity hedge valuation changes (1)	$56	$(201)	$257	$(466)	$(572)	$106
Marketing operations	16	21	(5)	48	24	24
Exploration expenses	18	22	4	29	105	76
Asset impairments	—	2	2	—	156	156
Asset dispositions	(2)	(6)	(4)	(47)	5	52
Net financing costs	60	68	8	186	521	335
Restructuring and transaction costs	10	6	(4)	73	91	18
Other expenses	$6	$(9)	(15)	$(3)	$(73)	(70)
			$243			$697

(1)	Included as a component of upstream revenues on the consolidated comprehensive statements of earnings.

Exploration expense decreased due to recognizing $76 million in unproved impairments related to certain non-core acreage in the U.S during the first nine months of 2018 compared to the $15 million during the first nine months of 2019. Asset impairments decreased due to recognizing $109 million of proved asset impairments and $47 million of non-oil and gas asset impairments during the first nine months of 2018. Net financing costs decreased primarily due to $312 million of early retirement charges associated with our debt retirement in 2018.

Discontinued Operations

Results of Operations – Discontinued Operations

The table below presents key components from discontinued operations for the time periods presented. Discontinued operations primarily consist of the aggregate ownership interests in EnLink and the General Partner that Devon divested in July 2018 as well as the Canadian business that Devon sold in June 2019. For additional information on discontinued operations, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Upstream revenues	$(7)	$388	$398	$628	$1,003
Production expenses	$(1)	$153	$137	$293	$451
Marketing margin	$—	$3	$67	$20	$687
Gain on sale of Canadian operations	$(34)	$(189)	$—	$(223)	$—
Gain on sale of EnLink and General Partner interests	$—	$—	$(2,607)	$—	$(2,607)
Asset impairments	$—	$37	$—	$37	$—
Restructuring and transaction costs	$5	$236	$4	$244	$13
Net earnings from discontinued operations, net of tax	$(30)	$329	$2,407	$328	$2,623
Production (MMBoe)	—	9	10	19	31
Realized price, unhedged (per Boe)	$—	$43.03	$31.24	$38.98	$26.79

Q3 2019 vs. Q2 2019

Net earnings from discontinued operations, net of tax decreased $359 million due to the divestment of Devon’s Canadian operations during the second quarter of 2019.

Q3 2019 vs. Q3 2018

Net earnings from discontinued operations, net of tax decreased $2.4 billion as we recognized a $2.6 billion ($2.2 billion after-tax) gain on the sale of our aggregate ownership interests in EnLink and the General Partner during the third quarter of 2018. Net earnings from discontinued operations also decreased due to the divestment of Devon’s Canadian operations during the second quarter of 2019.

September 30, 2019 YTD vs. September 30, 2018 YTD

Net earnings from discontinued operations, net of tax decreased $2.3 billion as we recognized a $2.6 billion ($2.2 billion after-tax) gain on the sale of our aggregate ownership interests in EnLink and the General Partner during the first nine months of 2018. Marketing margins were lower in 2019 due to Devon’s divestment of EnLink and the General Partner. Net earnings from discontinued operations also decreased due to the divestment of Devon’s Canadian operations during the second quarter of 2019. In conjunction with the sale of our Canadian business, we recognized a pre-tax gain of $223 million. Additionally, we recognized approximately $280 million of restructuring and asset impairment related charges related to the sale.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating cash flow from continuing operations	$597	$560	$1,563	$1,519
Divestitures of property and equipment	7	89	346	696
Capital expenditures	(536)	(548)	(1,532)	(1,653)
Acquisitions of property and equipment	(5)	(19)	(28)	(35)
Debt activity, net	—	(21)	(162)	(1,132)
Repurchases of common stock	(561)	(1,698)	(1,746)	(2,197)
Common stock dividends	(35)	(38)	(106)	(112)
Other	(1)	(3)	(23)	(38)
Net change in cash, cash equivalents and restricted cash from discontinued operations	(1,663)	3,274	898	3,389
Net change in cash, cash equivalents and restricted cash	$(2,197)	$1,596	$(790)	$437
Cash, cash equivalents and restricted cash at end of period	$1,656	$3,121	$1,656	$3,121

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all our capital expenditures during the three months and nine months ended September 30, 2019. We utilized available cash balances and divestiture proceeds to supplement our operating cash flows and fund other investing and financing cash uses.

Divestitures of Property and Equipment

During the first nine months of 2019, we sold non-core U.S. assets for approximately $346 million, net of customary purchase price adjustments. During the first nine months of 2018, we sold non-core U.S. assets, including certain Barnett Shale assets, for $696 million. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures and Acquisitions of Property and Equipment

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Delaware Basin	$263	$197	$733	$529
STACK	88	200	325	629
Powder River Basin	98	35	214	113
Eagle Ford	39	48	147	176
Other	16	63	56	174
Total oil and gas	504	543	1,475	1,621
Delaware midstream	28	—	39	—
Other	4	5	18	32
Total capital expenditures	$536	$548	$1,532	$1,653
Acquisitions	$5	$19	$28	$35

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

Debt Activity

During the first nine months of 2019, our debt decreased $162 million due to the repayment of our 6.30% senior notes at maturity.

During the first nine months of 2018, our debt decreased $828 million due to completed tender offers of certain long-term debt as well as the maturity of certain senior notes. In conjunction with the tender offers, we recognized a $312 million charge on the early retirement of debt, including $304 million of cash retirement costs and fees. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Shareholder Distributions and Stock Activity

The following table summarizes our common stock dividends during the first nine months of 2019 and 2018. Beginning with the second quarter of 2019, we increased our quarterly dividend to $0.09 per share.

	Amounts	Rate Per Share
Quarter Ended 2019:
First quarter	$34	$0.08
Second quarter	37	$0.09
Third quarter	35	$0.09
Total year-to-date	$106
Quarter Ended 2018:
First quarter	$32	$0.06
Second quarter	42	$0.08
Third quarter	38	$0.08
Total year-to-date	$112

We repurchased 64.2 million shares of common stock for $1.7 billion in the first nine months of 2019 and 54.5 million shares of common stock for $2.2 billion in the first nine months of 2018 under a share repurchase program authorized by our Board of Directors. For additional information, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Cash Flows from Discontinued Operations

All cash flows in the following table relate to activities of our divested Canadian operations and our aggregate ownership interests in EnLink and the General Partner, which were divested in June 2019 and July 2018, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Settlements of intercompany foreign denominated assets/liabilities	$(1)	$—	$(32)	$(243)
Other	(95)	293	(31)	886
Operating activities	(96)	293	(63)	643
Divestitures of property and equipment - Canadian operations	7	—	2,608	—
Divestitures of investments - EnLink and General Partner	—	3,104	—	3,104
Capital expenditures and other	—	(204)	(104)	(754)
Investing activities	7	2,900	2,504	2,350
Debt activity, net	(1,552)	67	(1,552)	347
Distributions to noncontrolling interests	—	—	—	(217)
Other	(19)	4	(27)	44
Financing activities	(1,571)	71	(1,579)	174
Settlements of intercompany foreign denominated assets/liabilities	1	—	32	243
Other	(4)	10	4	(21)
Effect of exchange rate changes on cash	(3)	10	36	222
Net change in cash, cash equivalents and restricted cash of discontinued operations	$(1,663)	$3,274	$898	$3,389

Foreign currency denominated intercompany loan activity during the first nine months of 2019 and 2018 resulted in a realized loss of $32 million and $243 million, respectively, as a result of the strengthening of the U.S. dollar in relation to the Canadian dollar.

There was an offset in the effect of exchange rate changes on cash line in the above table, resulting in no impact to the net change in cash, cash equivalents and restricted cash.

On June 27, 2019, Devon completed the sale of substantially all its oil and gas assets and operations in Canada for proceeds of $2.6 billion. On July 18, 2018, Devon completed the sale of its aggregate ownership interests in EnLink and the General Partner for $3.125 billion. As a result of these divestitures, operating cash flow from the three months and nine months ended September 30, 2019 decreased from the same periods in 2018. Additionally, operating cash flow was negatively affected in the first quarter of 2019 primarily due to realization impacts associated with the widening Canadian differentials in the fourth quarter of 2018. See Note 2 and Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional details on these divestitures.

In July 2019, we retired $1.5 billion of senior notes prior to maturity. For additional information, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Devon received $134 million in distributions from EnLink and the General Partner during the first nine months of 2018. Distributions to noncontrolling interests in the table above exclude the distributions EnLink and the General Partner paid to Devon, which have been eliminated in consolidation.

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

Historically, our primary sources of capital funding and liquidity have been our operating cash flow, cash on hand and asset divestiture proceeds. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. If needed, we can also issue debt and equity securities, including through transactions under our shelf registration statement filed with the SEC. In February 2019, we announced plans to separate our Canadian and Barnett Shale assets and operations. In June 2019, we closed on the sale of our Canadian business and expect to complete the separation of our Barnet Shale assets by the end of 2019. We plan to use the proceeds from these transactions to repay debt and return cash to shareholders. We estimate the combination of our sources of capital will continue to be adequate to fund our planned capital requirements as discussed in this section.

Operating Cash Flow

Key inputs into determining our planned capital investment are the amounts of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the third quarter of 2019, we held approximately $1.7 billion of cash, inclusive of $280 million of cash restricted for discontinued operations. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as the actual results of these variables may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We hedge our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. The key terms to our oil, gas and NGL derivative financial instruments as of September 30, 2019 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

For 2019, we are aggressively optimizing our cost structure in conjunction with our Canadian and planned Barnett Shale asset divestitures, as we focus on our remaining four U.S. oil plays, align our workforce with the retained business and reduce outstanding debt. These optimizations include cost reductions and efficiencies related to our capital programs, operating expenses, including G&A, interest expense and production expenses.

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

Subsequent to the third quarter of 2019, we entered into an agreement to form a midstream partnership in the Delaware Basin. As part of the transaction, Devon will contribute gathering system and compression assets in the Cotton Draw area to the partnership in exchange for a $100 million cash distribution funded by the partner. Devon will continue to operate the assets pursuant to the management services agreement. The partner also committed $40 million of expansion capital to the partnership to fund the build out of the Cotton Draw assets over the next several years.

Capital Expenditures

Our exploration and development budget for the fourth quarter of 2019 is expected to range from $375 million to $420 million, excluding capital associated with our Barnett Shale assets.

Credit Availability

As of September 30, 2019, we had approximately $3.0 billion of available borrowings under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2019, there were no borrowings under our commercial paper program, and we were in compliance with the facility’s financial covenant. In connection with the closing of the sale of our Canadian business, we reallocated and terminated all Canadian commitments under the Senior Credit Facility in accordance with the terms of the credit agreement governing the Senior Credit Facility. The termination of the Canadian subfacility was effective as of June 27, 2019, and such termination did not decrease the $3.0 billion in total revolving commitments under, or otherwise modify the terms of, the Senior Credit Facility.

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

Share Repurchase Program

In February 2019, our Board of Directors authorized an expansion of our pre-existing share repurchase program by an additional $1.0 billion to $5.0 billion. The share repurchase program expires December 31, 2019. Through October 31, 2019, we had executed $4.8 billion of the authorized program.

Critical Accounting Estimates

Income Taxes

On June 27, 2019, we divested substantially all of our Canadian oil and gas assets and operations in Canada. Our foreign earnings have not been considered indefinitely reinvested since the announcement of the plan to separate the assets in the first quarter of 2019. For additional information see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Valuation of Long-Lived Assets

Management evaluates assets for impairment through an established process in which changes to significant assumptions such as prices, volumes and future development plans are reviewed. Changes to any of these assumptions could result in lower undiscounted pre-tax cash flows and impact both the recognition and timing of impairments.

As commodity prices have decreased in 2019, management remains focused on generating free cash flow and continues to evaluate future development plans across our portfolio of assets. Should management materially reduce planned capital investment and commodity prices remain suppressed, recognition of material asset impairments could become more likely for certain of our assets. Based on our most recent impairment evaluations, if commodity prices remain suppressed and we materially reduce future development plans, our STACK asset would be the most likely asset to require recognition of a material impairment of capitalized costs.

For additional information regarding our critical accounting policies and estimates, see our 2018 Annual Report on Form 10-K.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2019 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. For more information on the results of discontinued operations for our Canadian operations and for EnLink and the General Partner, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, the gain on the sale of Devon’s aggregate ownership interests in EnLink and the General Partner and the gain on the sale of Canadian operations, noncash asset impairments (including noncash unproved asset impairments), deferred tax asset valuation allowance, costs associated with early retirement of debt, fair value changes in derivative financial instruments and foreign currency, settlements related to minimum volume contract commitments, restructuring and transaction costs associated with the workforce reductions in 2019 and 2018 and restructuring and transaction costs associated with the divestment of our Canadian operations in 2019.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and core earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2019
Continuing Operations
Earnings (loss) attributable to Devon (GAAP)	$194	$139	$139	$0.35	$(25)	$(41)	$(41)	$(0.10)
Adjustments:
Asset dispositions	(2)	(1)	(1)	(0.00)	(47)	(36)	(36)	(0.09)
Asset and exploration impairments	14	11	11	0.03	16	13	13	0.03
Deferred tax asset valuation allowance	—	4	4	0.01	—	2	2	0.00
Fair value changes in financial instruments	(57)	(44)	(44)	(0.12)	465	358	358	0.86
Restructuring and transaction costs	10	8	8	0.02	73	57	57	0.14
Core earnings attributable to Devon (Non-GAAP)	$159	$117	$117	$0.29	$482	$353	$353	$0.84
Discontinued Operations
Earnings (loss) attributable to Devon (GAAP)	$(43)	$(30)	$(30)	$(0.08)	$30	$328	$328	$0.79
Adjustments:
Gain on sale of Canadian operations	(34)	(20)	(20)	(0.05)	(223)	(480)	(480)	(1.16)
Asset and exploration impairments	—	—	—	0.00	37	27	27	0.07
Deferred tax asset valuation allowance	—	(4)	(4)	(0.01)	—	23	23	0.05
Early retirement of debt	58	45	45	0.11	58	45	45	0.11
Fair value changes in financial instruments and foreign currency and other	(6)	(9)	(9)	(0.01)	(29)	(32)	(32)	(0.08)
Restructuring and transaction costs	5	4	4	0.01	244	178	178	0.44
Core earnings (loss) attributable to Devon (Non-GAAP)	$(20)	$(14)	$(14)	$(0.03)	$117	$89	$89	$0.22
Total
Earnings attributable to Devon (GAAP)	$151	$109	$109	$0.27	$5	$287	$287	$0.69
Adjustments:
Continuing Operations	(35)	(22)	(22)	(0.06)	507	394	394	0.94
Discontinued Operations	23	16	16	0.05	87	(239)	(239)	(0.57)
Core earnings attributable to Devon (Non-GAAP)	$139	$103	$103	$0.26	$599	$442	$442	$1.06
2018
Continuing Operations
Earnings (loss) attributable to Devon (GAAP)	$(15)	$156	$156	$0.32	$(709)	$(548)	$(548)	$(1.08)
Adjustments:
Asset dispositions	(6)	(5)	(5)	(0.01)	5	4	4	0.01
Asset and exploration impairments	20	17	17	0.03	237	183	183	0.36
Deferred tax asset valuation allowance	—	(131)	(131)	(0.27)	—	—	—	0.00
Early retirement of debt	—	—	—	0.00	312	240	240	0.47
Fair value changes in financial instruments	202	155	155	0.32	509	393	393	0.76
Restructuring and transaction costs	6	5	5	0.01	91	70	70	0.14
Core earnings attributable to Devon (Non-GAAP)	$207	$197	$197	$0.40	$445	$342	$342	$0.66
Discontinued Operations
Earnings attributable to Devon (GAAP)	$2,827	$2,407	$2,381	$4.82	$3,008	$2,623	$2,463	$4.82
Adjustments:
Gain on sale of EnLink and the General Partner	(2,607)	(1,963)	(1,963)	(3.98)	(2,607)	(1,963)	(1,963)	(3.84)
Deferred tax asset valuation allowance	—	(259)	(259)	(0.53)	—	(311)	(311)	(0.61)
Fair value changes in financial instruments and foreign currency	(43)	(35)	(35)	(0.07)	101	89	82	0.16
EnLink minimum volume commitments	—	—	—	0.00	(48)	(39)	(14)	(0.03)
Restructuring and transaction costs	4	3	3	0.01	13	10	10	0.02
Core earnings attributable to Devon (Non-GAAP)	$181	$153	$127	$0.25	$467	$409	$267	$0.52
Total
Earnings attributable to Devon (GAAP)	$2,812	$2,563	$2,537	$5.14	$2,299	$2,075	$1,915	$3.74
Adjustments:
Continuing Operations	222	41	41	0.08	1,154	890	890	1.74
Discontinued Operations	(2,646)	(2,254)	(2,254)	(4.57)	(2,541)	(2,214)	(2,196)	(4.30)
Core earnings attributable to Devon (Non-GAAP)	$388	$350	$324	$0.65	$912	$751	$609	$1.18

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

We exclude financing costs from EBITDAX to assess our operating results without regard to our financing methods or capital structure. Exploration expenses and asset disposition gains and losses are excluded from EBITDAX because they generally are not indicators of operating efficiency for a given reporting period. DD&A and impairments are excluded from EBITDAX because capital expenditures are evaluated at the time capital costs are incurred. We exclude share-based compensation, valuation changes, restructuring and transaction costs, accretion on discounted liabilities and other items from EBITDAX because they are not considered a measure of asset operating performance.

We believe EBITDAX and Field-Level Cash Margin provide information useful in assessing our operating and financial performance across periods. EBITDAX and Field-Level Cash Margin as defined by Devon may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net earnings from continuing operations.

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin. We have excluded the EBITDAX and Field-Level Cash Margin for our U.S. divested assets and the Barnett Shale to compute Adjusted EBITDAX and Adjusted Field-Level Cash Margin for New Devon. We use Adjusted EBITDAX and Adjusted Field-Level Cash Margin to assess the performance of our portfolio of upstream assets on a “same-store” basis across periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings (GAAP)	$109	$2,563	$287	$2,075
Net (earnings) loss from discontinued operations, net of tax	30	(2,407)	(328)	(2,623)
Financing costs, net	60	68	186	521
Income tax expense (benefit)	55	(171)	16	(161)
Exploration expenses	18	22	29	105
Depreciation, depletion and amortization	402	342	1,176	989
Asset impairments	—	2	—	156
Asset dispositions	(2)	(6)	(47)	5
Share-based compensation	20	23	64	82
Derivative and financial instrument non-cash valuation changes	(57)	202	465	509
Restructuring and transaction costs	10	6	73	91
Accretion on discounted liabilities and other	7	(10)	(2)	(10)
EBITDAX (non-GAAP)	652	634	1,919	1,739
Marketing revenues and expenses, net	(16)	(21)	(48)	(24)
Commodity derivative cash settlements	(71)	175	(128)	404
General and administration expenses, cash-based	87	105	292	356
Field-level cash margin (non-GAAP)	$652	$893	$2,035	$2,475

EBITDAX (non-GAAP)	$652	$634	$1,919	$1,739
EBITDAX, U.S. divested assets	(4)	(28)	(12)	(106)
EBITDAX, Barnett Shale	(26)	(72)	(133)	(230)
Adjusted EBITDAX (non-GAAP)	$622	$534	$1,774	$1,403

Field-level cash margin (non-GAAP)	$652	$893	$2,035	$2,475
Field-level cash margin, U.S. divested assets	(4)	(28)	(12)	(106)
Field-level cash margin, Barnett Shale	(26)	(72)	(133)	(230)
Adjusted field-level cash margin (non-GAAP)	$622	$793	$1,890	$2,139

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2019, we have commodity derivatives that pertain to a portion of our estimated production for the last three months of 2019, as well as for 2020 and 2021. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2019, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $130 million.

Interest Rate Risk

As of September 30, 2019, we had total debt of $4.3 billion. All of this debt was based on fixed interest rates averaging 6.0%.

Foreign Currency Risk

Devon has certain Canadian dollar obligations resulting from its divestment of its Canadian operations which are to be paid with the cash restricted for discontinued operations. These balances are remeasured using the applicable exchange rate as of the end of the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our September 30, 2019 balance sheet for these items. See Note 18 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2019 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Please see our 2018 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2019 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	7,579	$27.12	7,561	$633
August 1 - August 31	9,459	$23.15	9,444	$415
September 1 - September 30	5,135	$24.44	5,132	$289
Total	22,173	$24.80	22,137

(1)

In addition to shares purchased under the share repurchase program described below, these amounts also included 36,000 shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

(2)

On March 7, 2018, we announced a $1.0 billion share repurchase program. On June 6, 2018, we announced the expansion of this program to $4.0 billion. On February 19, 2019, we announced a further expansion to $5.0 billion with a December 31, 2019 expiration date. As of September 30, 2019, we had repurchased 142.3 million common shares for $4.7 billion, or $33.09 per share, under our share repurchases program. Future purchases under the program will be made in open-market, private transactions or through the use of ASR programs.

Under the Devon Plan, eligible employees made purchases of shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 2,700 shares of our common stock in the third quarter of 2019, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1*

Employment Agreement, dated effective September 13, 2019, by and between Devon Energy Corporation and Mr. David G. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 16, 2019; File No. 001-32318).

10.2*	Amendment 2019-1, executed effective September 10, 2019, to the Supplemental Retirement Income Plan of Devon Energy Corporation.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: November 6, 2019	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer