Form 10-Q
period 2020-03-31
DEVON ENERGY CORP/DE
filed 2020-05-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

On April 22, 2020, 382.7 million shares of common stock were outstanding.

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

“BKV” means Banpu Kalnin Ventures.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” as defined by the SEC. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words and phrases “expects,” “believes,” “will,” “would,” “could,” “continue,” “may,” “aims,” “likely to be,” “intends,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Devon expects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially from our expectations due to a number of factors, including, but not limited to those, identified below.

The COVID-19 pandemic and its related repercussions have created significant volatility, uncertainty and turmoil in the global economy and our industry. This turmoil has included an unprecedented supply-and-demand imbalance for oil and other commodities, resulting in a swift and material decline in commodity prices in early 2020. Our future actual results could differ materially from the forward-looking statements in this report due to the COVID-19 pandemic and related impacts, including, among other things: contributing to a sustained or further deterioration in commodity prices; causing takeaway capacity constraints for production, resulting in production shut-ins and additional downward pressure on impacted regional pricing differentials; limiting our ability to access sources of capital due to disruptions in financial markets; increasing the risk of a downgrade from credit rating agencies; exacerbating counterparty credit risks and the risk of supply chain interruptions; and increasing the risk of operational disruptions due to social distancing measures and other changes to business practices.

In addition to the risks associated with the COVID-19 pandemic and its related impacts, our actual future results could differ materially from our expectations due to other factors, including, among other things:

•	the volatility of oil, gas and NGL prices;
•	uncertainties inherent in estimating oil, gas and NGL reserves;
•	the extent to which we are successful in acquiring and discovering additional reserves;
•	the uncertainties, costs and risks involved in our operations, including as a result of employee misconduct;
•	regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to environmental matters;
•	risks related to regulatory, social and market efforts to address climate change;
•	risks related to our hedging activities;
•	counterparty credit risks;
•	risks relating to our indebtedness;
•	cyberattack risks;
•	our limited control over third parties who operate some of our oil and gas properties;
•	midstream capacity constraints and potential interruptions in production;
•	the extent to which insurance covers any losses we may experience;
•	competition for assets, materials, people and capital;
•	risks related to investors attempting to effect change;
•	our ability to successfully complete mergers, acquisitions and divestitures; and
•	any of the other risks and uncertainties discussed in this report, our 2019 Annual Report on Form 10-K and our other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We assume no duty to update or revise our forward-looking statements based on new information, future events or otherwise.

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Upstream revenues	$1,527	$314
Marketing and midstream revenues	560	765
Total revenues	2,087	1,079
Production expenses	318	283
Exploration expenses	112	4
Marketing and midstream expenses	578	750
Depreciation, depletion and amortization	401	360
Asset impairments	2,666	—
Asset dispositions	—	(45)
General and administrative expenses	102	135
Financing costs, net	65	60
Restructuring and transaction costs	—	51
Other expenses	(48)	(22)
Total expenses	4,194	1,576
Loss from continuing operations before income taxes	(2,107)	(497)
Income tax benefit	(417)	(119)
Net loss from continuing operations	(1,690)	(378)
Net earnings (loss) from discontinued operations, net of income taxes	(125)	61
Net loss	(1,815)	(317)
Net earnings attributable to noncontrolling interests	1	—
Net loss attributable to Devon	$(1,816)	$(317)
Basic net earnings (loss) per share:
Basic loss from continuing operations per share	$(4.48)	$(0.89)
Basic earnings (loss) from discontinued operations per share	(0.34)	0.15
Basic net loss per share	$(4.82)	$(0.74)
Diluted net earnings (loss) per share:
Diluted loss from continuing operations per share	$(4.48)	$(0.89)
Diluted earnings (loss) from discontinued operations per share	(0.34)	0.15
Diluted net loss per share	$(4.82)	$(0.74)
Comprehensive earnings (loss):
Net loss	$(1,815)	$(317)
Other comprehensive earnings, net of tax:
Foreign currency translation, discontinued operations	—	35
Pension and postretirement plans	1	2
Other comprehensive earnings, net of tax	1	37
Comprehensive loss:	(1,814)	(280)
Comprehensive earnings attributable to noncontrolling interests	1	—
Comprehensive loss attributable to Devon	$(1,815)	$(280)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,815)	$(317)
Adjustments to reconcile net loss to net cash from operating activities:
Net (earnings) loss from discontinued operations, net of income taxes	125	(61)
Depreciation, depletion and amortization	401	360
Asset impairments	2,666	—
Leasehold impairments	110	1
Accretion on discounted liabilities	8	9
Total (gains) losses on commodity derivatives	(720)	605
Cash settlements on commodity derivatives	101	31
Gains on asset dispositions	—	(45)
Deferred income tax benefit	(311)	(115)
Share-based compensation	20	44
Other	—	(14)
Changes in assets and liabilities, net	(56)	(61)
Net cash from operating activities - continuing operations	529	437
Cash flows from investing activities:
Capital expenditures	(425)	(490)
Acquisitions of property and equipment	(4)	(10)
Divestitures of property and equipment	25	310
Net cash from investing activities - continuing operations	(404)	(190)
Cash flows from financing activities:
Repayments of long-term debt	—	(162)
Repurchases of common stock	(38)	(999)
Dividends paid on common stock	(34)	(34)
Contributions from noncontrolling interests	5	—
Distributions to noncontrolling interests	(3)	—
Shares exchanged for tax withholdings	(17)	(19)
Net cash from financing activities - continuing operations	(87)	(1,214)
Net change in cash, cash equivalents and restricted cash of continuing operations	38	(967)
Cash flows from discontinued operations:
Operating activities	(131)	(59)
Investing activities	(1)	(59)
Financing activities	—	(7)
Effect of exchange rate changes on cash	(23)	1
Net change in cash, cash equivalents and restricted cash of discontinued operations	(155)	(124)
Net change in cash, cash equivalents and restricted cash	(117)	(1,091)
Cash, cash equivalents and restricted cash at beginning of period	1,844	2,446
Cash, cash equivalents and restricted cash at end of period	$1,727	$1,355

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,527	$1,327
Cash restricted for discontinued operations	200	—
Restricted cash included in other current assets	—	28
Total cash, cash equivalents and restricted cash	$1,727	$1,355

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,527	$1,464
Cash restricted for discontinued operations	200	380
Accounts receivable	594	832
Current assets associated with discontinued operations	736	896
Other current assets	998	279
Total current assets	4,055	3,851
Oil and gas property and equipment, based on successful efforts accounting, net	4,756	7,558
Other property and equipment, net ($89 and $80 million related to CDM in 2020 and 2019, respectively)	1,024	1,035
Total property and equipment, net	5,780	8,593
Goodwill	753	753
Right-of-use assets	237	243
Other long-term assets	245	196
Long-term assets associated with discontinued operations	74	81
Total assets	$11,144	$13,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$444	$428
Revenues and royalties payable	617	730
Current liabilities associated with discontinued operations	294	459
Other current liabilities	199	310
Total current liabilities	1,554	1,927
Long-term debt	4,295	4,294
Lease liabilities	245	244
Asset retirement obligations	386	380
Other long-term liabilities	461	426
Long-term liabilities associated with discontinued operations	163	185
Deferred income taxes	—	341
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 383 million and 382 million shares in 2020 and 2019, respectively	38	38
Additional paid-in capital	2,701	2,735
Retained earnings	1,298	3,148
Accumulated other comprehensive loss	(118)	(119)
Total stockholders’ equity attributable to Devon	3,919	5,802
Noncontrolling interests	121	118
Total equity	4,040	5,920
Total liabilities and equity	$11,144	$13,717

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Other
			Additional	Earnings	Comprehensive
	Common Stock		Paid-In	(Accumulated	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended March 31, 2020
Balance as of December 31, 2019	382	$38	$2,735	$3,148	$(119)	$—	$118	$5,920
Net earnings (loss)	—	—	—	(1,816)	—	—	1	(1,815)
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(54)	—	(54)
Common stock retired	(3)	—	(54)	—	—	54	—	—
Common stock dividends	—	—	—	(34)	—	—	—	(34)
Share-based compensation	1	—	20	—	—	—	—	20
Contributions from noncontrolling interests	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance as of March 31, 2020	383	$38	$2,701	$1,298	$(118)	$—	$121	$4,040
Three Months Ended March 31, 2019
Balance as of December 31, 2018	450	$45	$4,486	$3,650	$1,027	$(22)	$—	$9,186
Effect of adoption of lease accounting	—	—	—	(19)	—	—	—	(19)
Net loss	—	—	—	(317)	—	—	—	(317)
Other comprehensive earnings, net of tax	—	—	—	—	37	—	—	37
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(1,042)	—	(1,042)
Common stock retired	(36)	(3)	(1,014)	—	—	1,017	—	—
Common stock dividends	—	—	—	(34)	—	—	—	(34)
Share-based compensation	—	—	46	—	—	—	—	46
Balance as of March 31, 2019	417	$42	$3,518	$3,280	$1,064	$(47)	$—	$7,857

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2019 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2020 and 2019 and Devon’s financial position as of March 31, 2020. As further discussed in Note 17, Devon reached an agreement to sell its Barnett Shale assets in December 2019, which was amended in April 2020, and sold its Canadian operations on June 27, 2019. Activity relating to Devon’s Barnett Shale assets, inclusive of properties divested as partial sales of the Barnett Shale common operating field in previous reporting periods located primarily in Johnson and Wise counties, Texas, and its Canadian operations are classified as discontinued operations within Devon’s consolidated statements of comprehensive earnings and consolidated statements of cash flows. The associated assets and liabilities of Devon’s Barnett Shale assets and Canadian operations are presented as assets and liabilities associated with discontinued operations on the consolidated balance sheets.

During the fourth quarter of 2019, Devon entered into an agreement to form Cotton Draw Midstream, L.L.C. (“CDM”), a joint-venture entity in the Delaware Basin with an affiliate of QL Capital Partners, LP (“QLCP”). Devon holds a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets. CDM is considered a VIE to Devon. The assets of CDM cannot be used by Devon for general corporate purposes and are included in and disclosed parenthetically on Devon's consolidated balance sheets. The carrying amount of liabilities related to CDM for which the creditors do not have recourse to Devon's assets are also included in, and disclosed parenthetically, on Devon's consolidated balance sheets if material.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended March 31,
	2020	2019
Oil	$662	$659
Gas	70	138
NGL	75	122
Oil, gas and NGL revenues from contracts with customers	807	919
Oil, gas and NGL derivatives	720	(605)
Upstream revenues	1,527	314

Oil	329	356
Gas	92	218
NGL	137	191
Total marketing revenues	558	765
Midstream revenues	2	—
Total marketing and midstream revenues from contracts with customers	560	765
Total revenues	$2,087	$1,079

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Recently Adopted Accounting Standards

In 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. This ASU changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans and other financial assets measured at amortized cost from the current “incurred loss” model to a new forward-looking “expected loss” model. Devon adopted this ASU in the first quarter of 2020 using the modified retrospective approach. Devon assesses credit risk by class of account type which includes cash equivalents and oil and gas, marketing and midstream, joint interest and other accounts receivable. These classes are then further evaluated using a probability weighted scenario assessment based on historical losses and a probability of future default. This evaluation is supported by an assessment of risk factors such as the age of receivable, current macro-economic conditions, credit rating of the counterparty and our historical loss rate. This adoption did not have a material impact on Devon’s consolidated financial statements.

2.Divestitures

Discontinued Operations – Upstream Assets

In June 2019, Devon completed the sale of substantially all of its oil and gas assets and operations in Canada to Canadian Natural Resources Limited for proceeds, net of purchase price adjustments, of $2.6 billion ($3.4 billion Canadian dollars), and recognized a pre-tax gain of $223 million ($425 million, net of tax, primarily due to a significant deferred tax benefit). Additional information can be found in Note 17.

Devon announced the sale of its Barnett Shale assets to BKV in December 2019 and subsequently amended the agreement in April 2020. Under the amended terms, Devon has agreed to sell its Barnett Shale assets for $570 million in cash, before purchase price adjustments, at closing, which was extended to December 31, 2020. Devon recognized a $748 million asset impairment related to these assets in the fourth quarter of 2019 and an incremental $179 million asset impairment during the first quarter of 2020. Additional information can be found in Note 17.

Continuing Operations – Upstream Assets

During the first quarter of 2020, Devon entered into a farmout agreement in which the third-party to the agreement can participate in the development of certain Devon-owned non-operated interests in the Delaware Basin. Under the agreement, Devon will periodically transfer working interests to the third party, who will then fund its share of operating and development costs. Once certain investment hurdles are met, a portion of the working interest held by the third party will revert back to Devon. No material activity occurred during the first quarter of 2020.

In the first quarter of 2019, Devon received proceeds of approximately $300 million and recognized a $45 million net gain on asset dispositions, primarily from sales of non-core assets in the Permian Basin. In aggregate, the total estimated proved reserves associated with these divested assets were approximately 25 MMBoe.

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of March 31, 2020, Devon did not have any open interest rate swap contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of March 31, 2020, Devon neither held cash collateral of its counterparties nor posted collateral to its counterparties.

Commodity Derivatives

As of March 31, 2020, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2020	82,207	$36.87	50,449	$51.11	$61.14
Q1-Q4 2021	11,649	$36.77	15,964	$41.24	$51.24

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2020	Argus MEH	50,916	$0.45
Q2-Q4 2020	Midland Sweet	31,782	$(1.23)
Q2-Q4 2020	NYMEX Roll	52,676	$0.38
Q1-Q4 2021	Midland Sweet	7,000	$1.27

As of March 31, 2020, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q2-Q4 2020	65,396	$2.75	171,418	$1.89	$2.37
Q1-Q4 2021	—	$—	22,438	$2.06	$2.56

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2020	Panhandle Eastern Pipe Line	30,000	$(0.47)
Q2-Q4 2020	El Paso Natural Gas	65,000	$(0.78)
Q2-Q4 2020	Houston Ship Channel	30,000	$(0.02)
Q1-Q4 2021	El Paso Natural Gas	35,000	$(0.92)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2020, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2020	Ethane	9,982	$5.62
Q2-Q4 2020	Natural Gasoline	1,000	$44.84
Q2-Q4 2020	Normal Butane	1,500	$23.56
Q2-Q4 2020	Propane	4,500	$25.18

Financial Statement Presentation

The following table presents the net gains and losses by derivative financial instrument type followed by the corresponding individual consolidated statements of comprehensive earnings caption.

	Three Months Ended March 31,
	2020	2019
Commodity derivatives:
Upstream revenues	$720	$(605)
Marketing and midstream revenues	—	1
Net gains (losses) recognized	$720	$(604)

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheets caption.

	March 31, 2020	December 31, 2019
Commodity derivative assets:
Other current assets	$616	$49
Other long-term assets	27	1
Total derivative assets	$643	$50
Commodity derivative liabilities:
Other current liabilities	$—	$30
Other long-term liabilities	5	1
Total derivative liabilities	$5	$31

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

	Three Months Ended March 31st,
	2020	2019
G&A	$20	$23
Restructuring and transaction costs	—	22
Total	$20	$45
Related income tax benefit	$—	$9

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first three months of 2020. The following table presents a summary of Devon’s unvested restricted stock awards, performance-based restricted stock awards and performance share units granted under the plan.

			Performance-Based		Performance
	Restricted Stock Awards		Restricted Stock Awards		Share Units
	Awards	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/19	4,984	$29.65	153	$33.88	2,155		$40.35
Granted	2,865	$22.54	—	$—	688		$27.89
Vested	(1,733)	$29.42	(105)	$29.12	(455)		$52.56
Forfeited	(29)	$28.05	—	$—	(304)		$52.56
Unvested at 3/31/20	6,087	$26.37	48	$44.12	2,084	(1)	$31.79

(1)	A maximum of 4.2 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2020, as indicated in the previous summary table.

2020
Grant-date fair value	$27.89
Risk-free interest rate	1.36%
Volatility factor	38.4%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2020.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards	Awards	Share Units
Unrecognized compensation cost	$120	$—	$25
Weighted average period for recognition (years)	2.9	1.2	1.8

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.Asset Impairments

The following table presents a summary of Devon’s asset impairments. Unproved impairments shown below are included in exploration expenses in the consolidated statements of comprehensive earnings.

	Three Months Ended March 31,
	2020	2019
Proved oil and gas assets	$2,664	$—
Other assets	2	—
Total asset impairments	$2,666	$—

Unproved impairments	$110	$1

Proved Oil and Gas and Other Asset Impairments

Reduced demand from the COVID-19 pandemic caused an unprecedented downturn in the price of oil. As a result, Devon reduced planned 2020 capital investment by 45%. With materially lower commodity prices and reduced near-term investment, Devon assessed all of its oil and gas fields for impairment as of March 31, 2020. For impairment determinations, Devon historically utilized NYMEX forward strip prices for the first five years and applied internally generated price forecasts for subsequent years. In response to the COVID-19 pandemic, the NYMEX forward market became highly illiquid as evidenced by materially reduced trading volumes for periods beyond 2021. Therefore, Devon supplemented the NYMEX forward strip prices with price forecasts published by reputable investment banks and reservoir engineering firms to estimate future revenues as of March 31, 2020. To measure indicated impairments, Devon used a market-based weighted-average cost of capital to discount the future net cash flows.

Devon recognized approximately $2.7 billion of proved asset impairments during the first three months of 2020. These impairments related to the Anadarko Basin and Rockies fields in which the cost basis included acquisitions completed in 2016 and 2015, respectively, when commodity prices were much higher than they are today. In the first quarter of 2020, Devon recognized $2 million of product line fill impairments.

Unproved Impairments

Due to the recent downturn in the commodity price environment and reduced near-term investment as discussed above, Devon also recognized $110 million of unproved impairments during the first three months of 2020, primarily in the Rockies field. During the first three months of 2019, Devon allowed certain non-core acreage to expire without plans for development resulting in unproved impairments of $1 million.

6.Restructuring and Transaction Costs

During the first quarter of 2019, Devon announced workforce reductions and other initiatives designed to enhance its operational focus and cost structure in conjunction with the portfolio transformation announcement further discussed in Note 2. As a result, Devon recognized $51 million of restructuring expenses during the first three months of 2019. Of these expenses, $22 million resulted from accelerated vesting of share-based grants, which are noncash charges.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
	(Millions)
Balance as of December 31, 2019	$20	$1	$21
Changes related to prior years' restructurings	(9)	—	(9)
Balance as of March 31, 2020	$11	$1	$12

Balance as of December 31, 2018	$39	$3	$42
Changes related to prior years' restructurings	12	(2)	10
Balance as of March 31, 2019	$51	$1	$52

7.Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.
	Three Months Ended March 31,
	2020	2019
Loss from continuing operations before income taxes	$(2,107)	$(497)

Current income tax benefit	$(106)	$(4)
Deferred income tax benefit	(311)	(115)
Total income tax benefit	$(417)	$(119)

U.S. statutory income tax rate	21%	21%
State income taxes	1%	6%
Change in tax legislation	5%	0%
Other	(3%)	(3%)
Deferred tax asset valuation allowance	(4%)	0%
Effective income tax rate	20%	24%

Devon estimates its annual effective income tax rate to record its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020. The CARES Act allows net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five years to offset taxable income and generate a refund. Devon intends to carry net operating losses generated in 2019 and 2020 back to 2014 and 2015, respectively. As a result, Devon recorded a $96 million income tax benefit in Q1 2020, and expects to record an additional $9 million income tax benefit by the end of the year.

Throughout 2019, Devon maintained a valuation allowance against certain deferred tax assets, including certain tax credits and state net operating losses. Since then, reduced demand from the COVID-19 pandemic has caused an unprecedented downturn in the commodity price environment. As a result, Devon recorded significant impairments during the first quarter of 2020 and is now in a net deferred tax asset position. Devon reassessed its position and recorded a 100% valuation allowance against all net deferred tax assets as of March 31, 2020, increasing its valuation allowance by $108 million.

Included in “other” in the table above is the impact of increasing Devon’s unrecognized tax benefits by approximately $34 million during the first quarter of 2020.

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

	Three Months Ended March 31,
	2020	2019
Net loss from continuing operations:
Net loss from continuing operations	$(1,691)	$(378)
Attributable to participating securities	(1)	—
Basic and diluted loss from continuing operations	$(1,692)	$(378)
Common shares:
Common shares outstanding - total	383	434
Attributable to participating securities	(6)	(6)
Common shares outstanding - basic and diluted	377	428
Net loss per share from continuing operations:
Basic	$(4.48)	$(0.89)
Diluted	$(4.48)	$(0.89)
Antidilutive options (1)	—	1

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

9.	Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended March 31,
	2020	2019
Foreign currency translation:
Beginning accumulated foreign currency translation and other	$—	$1,159
Change in cumulative translation adjustment	—	35
Ending accumulated foreign currency translation and other	—	1,194
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(119)	(132)
Recognition of net actuarial loss and prior service cost in earnings (1)	2	3
Income tax expense	(1)	(1)
Ending accumulated pension and postretirement benefits	(118)	(130)
Accumulated other comprehensive earnings (loss), net of tax	$(118)	$1,064

(1)

These accumulated other comprehensive earnings components are included in the computation of net periodic benefit cost, which is a component of other expenses in the accompanying consolidated statements of comprehensive earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Changes in assets and liabilities, net:
Accounts receivable	$238	$(29)
Income tax receivable	(113)	—
Other current assets	(38)	9
Other long-term assets	(24)	(8)
Accounts payable	42	(51)
Revenues and royalties payable	(113)	46
Other current liabilities	(81)	(23)
Other long-term liabilities	33	(5)
Total	$(56)	$(61)
Supplementary cash flow data - total operations:
Interest paid (net of capitalized interest)	$64	$53
Income taxes paid	$151	$6

11.	Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2020	December 31, 2019
Oil, gas and NGL sales	$235	$452
Joint interest billings	147	168
Marketing and midstream revenues	149	207
Other	74	13
Gross accounts receivable	605	840
Allowance for doubtful accounts	(11)	(8)
Net accounts receivable	$594	$832

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	March 31, 2020	December 31, 2019
Property and equipment:
Proved	$27,986	$27,668
Unproved and properties under development	504	583
Total oil and gas	28,490	28,251
Less accumulated DD&A	(23,734)	(20,693)
Oil and gas property and equipment, net	4,756	7,558
Other property and equipment	1,732	1,725
Less accumulated DD&A	(708)	(690)
Other property and equipment, net (1)	1,024	1,035
Property and equipment, net	$5,780	$8,593

(1)	$89 million and $80 million related to CDM in 2020 and 2019, respectively.

During the first quarter of 2020, Devon recognized asset impairments of $2.7 billion primarily related to proved oil and gas assets and $110 million of unproved impairments, which significantly reduced the carrying value of its property and equipment, net. See Note 5 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.	Debt and Related Expenses

        See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	March 31, 2020	December 31, 2019

5.85% due December 15, 2025	$485	$485
7.50% due September 15, 2027	73	73
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(20)	(20)
Debt issuance costs	(34)	(35)
Total long-term debt	$4,295	$4,294

Devon has a $3.0 billion Senior Credit Facility. As of March 31, 2020, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as impairments. As of March 31, 2020, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 18.8%.

Retirement of Senior Notes

In January 2019, Devon repaid the $162 million of 6.30% senior notes at maturity.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended March 31,
	2020	2019
Interest based on debt outstanding	$65	$65
Interest income	(5)	(11)
Other	5	6
Total net financing costs	$65	$60

14.Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$227	$10	$237	$229	$14	$243
Lease liabilities:
Current lease liabilities (1)	$7	$7	$14	$7	$10	$17
Long-term lease liabilities	242	3	245	240	4	244
Total lease liabilities	$249	$10	$259	$247	$14	$261

(1)	Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Three Months Ended March 31,
	2020	2019
Asset retirement obligations as of beginning of period	$398	$484
Liabilities incurred	6	4
Liabilities settled and divested	(13)	(33)
Revision of estimated obligation	4	(62)
Accretion expense on discounted obligation	5	6
Asset retirement obligations as of end of period	400	399
Less current portion	14	15
Asset retirement obligations, long-term	$386	$384

During the first three months of 2019, Devon reduced its asset retirement obligations by $62 million, primarily due to changes in the future cost estimates and retirement dates for its oil and gas assets. Additionally, during the first three months of 2019, Devon reduced its asset retirement obligations by $29 million as a result of the non-core asset divestitures. For additional information, see Note 2.

16.	Stockholders’ Equity

Share Repurchase Programs

In March 2018, Devon announced a $1.0 billion share repurchase program. In June 2018, Devon announced the expansion of this program to $4.0 billion. In February 2019, Devon announced a further expansion to $5.0 billion with a December 31, 2019 expiration date. In December 2019, Devon announced a new $1.0 billion share repurchase program with a December 31, 2020 expiration date. Under the new program, $800 million of the $1.0 billion authorization is conditioned upon the closing of the Barnett Shale divestiture for cash proceeds of at least $725 million. Due to the amended terms of the Barnett Shale divestiture with BKV, which reduced the closing payment to $570 million and extended the closing date to December 31, 2020, Devon does not anticipate being able to repurchase more than $200 million of the $1.0 billion authorization before the program expiration date. As the pricing and economic environment has changed due to the COVID-19 pandemic and demand challenges for commodities, Devon has temporarily suspended its share repurchase program to preserve liquidity.

The table below provides information regarding purchases of Devon’s common stock that were made under the respective share repurchase programs (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
Full year 2018	78,149	$2,978	$38.11
First quarter 2019	36,141	1,024	28.33
Second quarter 2019	5,911	159	27.01
Third quarter 2019	22,137	550	24.80
Fourth quarter 2019	4,436	94	21.32
Total inception-to-date	146,774	$4,805	$32.74

$1.0 Billion Plan
First quarter 2020	2,243	$38	$16.85
Total inception-to-date	2,243	$38	$16.85

Dividends

Devon paid common stock dividends of $34 million ($0.09 per share) and $34 million ($0.08 per share) during the first three months of 2020 and 2019, respectively. In February 2020, Devon announced a 22% increase to its quarterly dividend, to $0.11 per

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

share, beginning in the second quarter of 2020. In the second quarter of 2019, Devon raised its quarterly dividend from $0.08 to $0.09 per share.

17.	Discontinued Operations and Assets Held For Sale

Barnett Shale

In 2019, Devon announced that it had entered into an agreement to sell its Barnett Shale assets to BKV and subsequently amended the agreement in April 2020. Under the amended terms, Devon has agreed to sell its Barnett Shale assets for $570 million in cash, before purchase price adjustments, at closing, which was extended to December 31, 2020. Additionally, the agreement provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commences on January 1, 2021 and has a term of four years. Under the terms of the agreement, Devon received the deposit funds of $170 million in April 2020. The deposit is being held by Devon pursuant to the terms of the sale agreement, which only requires Devon to return such funds to BKV in the event the transaction does not close as a result of Devon’s breach of its closing obligations.

In connection with the announced sale of its Barnett Shale assets, approximately $88 million of the U.S. reporting unit goodwill was allocated to the Barnett Shale assets. Additionally, Devon ceased depreciation for all property, plant and equipment classified as assets held for sale on the date the sales agreement was approved by the Board of Directors. Devon also recognized a $748 million asset impairment in the fourth quarter of 2019 related to these assets, primarily due to the difference between the net carrying value and the purchase price, net of estimated customary purchase price adjustments. During the first quarter of 2020, Devon adjusted the estimated impairment $179 million, primarily due to the amended agreement terms. The valuation of the future contingent earnout payments included in the March 31, 2020 Barnett Shale impairment computation was $41 million. The value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

As of March 31, 2020, Devon has restricted approximately $25 million to fund obligations in connection with the abandonment of certain gas processing contracts related to the 2018 divestitures. Cash payments for these charges total approximately $2  million per quarter.

Canada

On June 27, 2019, Devon completed the sale of its Canadian business for $2.6 billion ($3.4 billion Canadian dollars), net of purchase price adjustments, and recognized a pre-tax gain of $223 million ($425 million net of tax, primarily due to a significant deferred tax benefit). Current (cash) income tax associated with the sale was approximately $150 million and was paid in the first quarter of 2020. The disposition of substantially all of Devon’s Canadian oil and gas assets resulted in Devon releasing its historical cumulative foreign currency translation adjustment of $1.2 billion from accumulated other comprehensive earnings to be included within the gain computation. The historical cumulative foreign currency translation portion of the gain is not taxable.

During the third quarter of 2019, Devon utilized a portion of the sales proceeds to early retire its $500 million of the 4.00% senior notes due July 15, 2021 and $1.0 billion of the 3.25% senior notes due May 15, 2022. Devon recognized a charge on the early retirement of these notes consisting of $52 million in cash retirement costs and $6 million of noncash charges.

As of March 31, 2020, $175 million of the Canadian cash balance is restricted for funding other obligations retained related to the Canadian business and is classified as cash restricted for discontinued operations on the consolidated balance sheets. The remaining obligations consist of a firm transportation agreement and office leases. Cash payments for these charges total approximately $6 million per quarter.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts reported in the consolidated statements of comprehensive earnings as discontinued operations.

Three Months Ended March 31,	Barnett Shale	Canada	Total
2020
Upstream revenues	$92	$—	$92
Total revenues	92	—	92
Production expenses	74	—	74
Asset impairments	179	—	179
General and administrative expenses	—	1	1
Financing costs, net	—	(2)	(2)
Other expenses	(13)	10	(3)
Total expenses	240	9	249
Loss from discontinued operations before income taxes	(148)	(9)	(157)
Income tax benefit	(32)	—	(32)
Net loss from discontinued operations, net of tax	$(116)	$(9)	$(125)
2019
Upstream revenues	$149	$247	$396
Marketing and midstream revenues	—	26	26
Total revenues	149	273	422
Production expenses	81	141	222
Exploration expenses	—	9	9
Marketing and midstream expenses	—	9	9
Depreciation, depletion and amortization	20	79	99
Asset dispositions	1	—	1
General and administrative expenses	—	18	18
Financing costs, net	—	13	13
Restructuring and transaction costs	—	3	3
Other expenses	6	(28)	(22)
Total expenses	108	244	352
Earnings from discontinued operations before income taxes	41	29	70
Income tax expense	9	—	9
Net earnings from discontinued operations, net of tax	$32	$29	$61

The following table presents the carrying amounts of the assets and liabilities associated with discontinued operations on the consolidated balance sheets.

	As of March 31, 2020			As of December 31, 2019
	Barnett Shale	Canada	Total	Barnett Shale	Canada	Total
Cash restricted for discontinued operations	$25	$175	$200	$25	$355	$380

Accounts receivable	$36	$1	$37	$38	$1	$39
Other current assets	5	2	7	5	2	7
Oil and gas property and equipment, based on successful efforts accounting, net	593	—	593	751	—	751
Other property and equipment, net	11	—	11	11	—	11
Goodwill	88	—	88	88	—	88
Other long-term assets	—	74	74	—	81	81
Total assets associated with discontinued operations	$733	$77	$810	$893	$84	$977

Accounts payable	$14	$6	$20	$15	$4	$19
Revenues and royalties payable	36	3	39	44	3	47
Other current liabilities	21	73	94	19	233	252
Asset retirement obligations	141	—	141	141	—	141
Other long-term liabilities	15	148	163	16	169	185
Total liabilities associated with discontinued operations	$227	$230	$457	$235	$409	$644

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.	Commitments and Contingencies

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, cash restricted for discontinued operations, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2020 and December 31, 2019, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
March 31, 2020 assets (liabilities):
Cash equivalents	$890	$890	$890	$—
Commodity derivatives	$643	$643	$—	$643
Commodity derivatives	$(5)	$(5)	$—	$(5)
Debt	$(4,295)	$(3,118)	$—	$(3,118)
December 31, 2019 assets (liabilities):
Cash equivalents	$702	$702	$702	$—
Commodity derivatives	$50	$50	$—	$50
Commodity derivatives	$(31)	$(31)	$—	$(31)
Debt	$(4,294)	$(5,376)	$—	$(5,376)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month period ended March 31, 2020 compared to previous periods and in our financial condition and liquidity since December 31, 2019. For information regarding our critical accounting policies and estimates, see our 2019 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COVID – 19

A novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in China in late 2019 and has subsequently spread to multiple countries worldwide, resulting in a global pandemic and health crisis. Devon began actively monitoring COVID-19 in January 2020 and formally established a COVID-19 cross-functional planning team at the beginning of March. The COVID-19 team is focused on two key priorities: the health and safety of our employees and contractors and the uninterrupted operation of our business.

•

Health and safety – The COVID-19 team has developed and implemented a number of safety measures, which have successfully kept our workforce healthy and safe. The COVID-19 team has established an informational campaign to provide employees an understanding of the virus risk factors and safety measures, as well as timely updates from governmental stay-at-home regulations. Expectations have also been set for employees to communicate immediately if they, or someone they have been in contact with, has tested positive for COVID-19. Other measures included closing all of Devon’s office buildings and locations to the public, implementing social distancing and encouraging employees to work from home. Beginning in late March, more than 90% of the workforce assigned to Devon’s Oklahoma City Headquarters office were primarily working from home. The COVID-19 team has also implemented targeted and routine intensive and deep cleaning of all Devon office locations.

•

Uninterrupted operation of our business – Beyond workforce safety measures, the COVID-19 team has worked with government officials to ensure our business continues to be deemed an essential business or infrastructure. The COVID-19 team has ensured technology and resources are available for employees to execute their job duties while working from home and implemented further social distancing and contactless initiatives in our oil and gas field operations. The collective efforts of our COVID-19 team and our entire workforce have enabled us to avoid the need to implement COVID-19 containment or mitigation measures, which would require closure or suspension of any of our operations.

This outbreak and the related responses of governmental authorities and others to limit the spread of the virus have significantly reduced global economic activity, resulting in an unprecedented decline in the demand for oil and other commodities. This supply-and-demand imbalance has been exacerbated by uncertainty regarding the future global supply of oil due to disputes between Russia and the members of OPEC, particularly Saudi Arabia, in March 2020. These factors caused a swift and material deterioration in commodity prices in early 2020, with NYMEX WTI oil prices falling from over $60/Bbl at the beginning of year to below $20/Bbl in April 2020. The current supply-and-demand imbalance has also imposed constraints on Devon’s and other operators’ ability to store and move production to downstream markets, which has resulted in the delay or curtailment of development activity, as well as the shutting-in of producing wells.

In response to the current macro-economic environment, we are protecting our financial strength and liquidity as evidenced by the following items:

•

Maintained significant liquidity with $1.7 billion of cash, inclusive of $200 million restricted for discontinued operations, $3.0 billion of available credit under our Senior Credit Facility and no outstanding debt maturities occurring until the end of 2025.

•

Reduced 2020 capital expenditures outlook by approximately $800 million, or 45% compared to original capital budget, and expect to fund 2020 capital program within operating cash flows even at current depressed commodity prices.

•	Amended the sale of our Barnett Shale assets for $570 million in cash at closing and contingent payments of up to $260 million, with a close date of December 31, 2020.
•	Temporarily suspended our share repurchase program to preserve liquidity.
•

Hedged approximately 90% and 45% of our remaining 2020 oil and gas production at an average floor price of $42/Bbl and $2.15/Mcf, respectively. Additionally, we are currently building our 2021 hedge positions at market prices.

•	Evaluating and shutting-in wells based on a variable cost analysis and other factors.

Overview of 2020 Results

We operate under a disciplined returns-driven strategy focused on delivering strong operational results, financial strength and value to our shareholders and continuing our commitment to environmental, social and governance excellence, which provides us with a strong foundation to grow returns, margin and profitability. We continue to execute on our strategy and navigate through the challenged economic environment by protecting our financial strength, tailoring our capital investment to market conditions, improving our cash cost structure and preserving operational continuity.

Trends of our quarterly earnings, operating cash flow, EBITDAX and capital expenditures are shown below. The quarterly earnings chart presents amounts pertaining to both Devon’s continuing and discontinuing operations. The quarterly cash flow chart presents amounts pertaining to Devon’s continuing operations. “Core earnings” and “EBITDAX” are financial measures not prepared in accordance with GAAP. For a description of these measures, including reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

Our net earnings in recent quarters have been significantly impacted by divestiture transactions, asset impairments and temporary, noncash adjustments to the value of our commodity hedges. Net earnings in the first quarter of 2020 included $2.3 billion of asset impairments on our proved and unproved properties and a $0.5 billion hedge valuation gain, both net of taxes. Net earnings in the fourth quarter of 2019 included $0.6 billion of asset impairments and a $0.1 billion hedge valuation loss, both net of taxes. Net earnings in the second quarter of 2019 included $0.3 billion for net after-tax gains and charges related to our Canadian disposition. Net earnings in the first quarter of 2019 included a $0.5 billion after-tax hedge valuation loss. Excluding these amounts, our core earnings have been more stable over recent quarters but continue to be heavily influenced by commodity prices.

Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our financial results continue to be challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic. Our earnings declined from the fourth quarter of 2019 to the first quarter of 2020 due to a decrease in overall commodity prices. Led by a 19% decrease in the WTI from the fourth quarter of 2019 to the first quarter of 2020, our unhedged combined realized price dropped 23%. Despite these price drops, we were able to maintain production volumes while simultaneously reducing production and administrative costs 4% compared to 2019.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. EBITDAX, which excludes financial amounts related to discontinued operations, has been more stable over the past five quarters as our production growth and cost reductions countered price declines experienced over the same time period. Regardless of cash flow fluctuations, we remain focused on managing our capital investment to generate free cash flow. As operating cash flow has declined, we have adjusted our capital development plans accordingly.

We exited the first quarter of 2020 with $4.7 billion of liquidity comprised of $1.7 billion of cash, inclusive of $200 million of cash restricted for discontinued operations, and $3.0 billion of available credit under our Senior Credit Facility. We have $4.3 billion of debt outstanding with no maturities until the end of 2025. We currently have approximately 90% of our expected oil production and approximately 45% of our expected gas production protected with hedges for the remainder of 2020. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

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

Continuing Operations

Q1 2020 vs. Q4 2019

Our first quarter 2020 net loss from continuing operations was $1.7 billion. The graph below shows the change in net earnings (loss) from the fourth quarter of 2019 to the first quarter of 2020. The material changes are further discussed by category on the following pages. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

Production Volumes

	Q1 2020	% of Total	Q4 2019	Change
Oil (MBbls/d)
Delaware Basin	84	51%	84	+0%
Anadarko Basin	24	15%	27	- 14%
Powder River Basin	21	13%	20	+7%
Eagle Ford	26	16%	23	+13%
Other	8	5%	9	- 6%
Total	163	100%	163	+0%

	Q1 2020	% of Total	Q4 2019	Change
Gas (MMcf/d)
Delaware Basin	244	38%	234	+4%
Anadarko Basin	272	43%	295	- 8%
Powder River Basin	29	4%	28	+1%
Eagle Ford	86	14%	76	+12%
Other	3	1%	4	- 15%
Total	634	100%	637	- 1%

	Q1 2020	% of Total	Q4 2019	Change
NGLs (MBbls/d)
Delaware Basin	37	47%	32	+18%
Anadarko Basin	30	37%	30	- 2%
Powder River Basin	3	4%	2	+13%
Eagle Ford	9	11%	9	+3%
Other	1	1%	1	- 17%
Total	80	100%	74	+8%

	Q1 2020	% of Total	Q4 2019	Change
Combined (MBoe/d)
Delaware Basin	162	47%	154	+5%
Anadarko Basin	98	28%	107	- 8%
Powder River Basin	29	8%	27	+6%
Eagle Ford	50	14%	45	+11%
Other	9	3%	10	- 7%
Total	348	100%	343	+2%

Continued development in the Delaware Basin and Powder River Basin drove production increases. Additionally, a well-control event curtailed production volumes in the Eagle Ford during the fourth quarter of 2019. These were partially offset by lower activity in the Anadarko Basin.

In response to the current macro-economic environment, we have reduced planned 2020 capital expenditures by 45% and shut in certain marginal wells. As a result, we anticipate total production to decrease in the second quarter of 2020 to a range of 302 to 328 MBoe/d and continue to decrease for the second half of 2020.

Field Prices

	Q1 2020	Realization	Q4 2019	Change
Oil (per Bbl)
WTI index	$46.44		$57.02	- 19%
Realized price, unhedged	$44.59	96%	$55.41	- 20%
Cash settlements	$5.14		$1.48
Realized price, with hedges	$49.73	107%	$56.89	- 13%

	Q1 2020	Realization	Q4 2019	Change
Gas (per Mcf)
Henry Hub index	$1.95		$2.50	- 22%
Realized price, unhedged	$1.21	62%	$1.70	- 29%
Cash settlements	$0.36		$0.13
Realized price, with hedges	$1.57	81%	$1.83	- 14%

	Q1 2020	Realization	Q4 2019	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$14.39		$18.69	- 23%
Realized price, unhedged	$10.40	72%	$15.79	- 34%
Cash settlements	$0.61		$1.75
Realized price, with hedges	$11.01	77%	$17.54	- 37%

(1)Based upon composition of our NGL barrel.

	Q1 2020	Q4 2019	Change
Combined (per Boe)
Realized price, unhedged	$25.43	$32.82	- 23%
Cash settlements	$3.20	$1.32
Realized price, with hedges	$28.63	$34.14	- 16%

From the fourth quarter of 2019 to the first quarter of 2020, field prices contributed to a $227 million decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. These decreases were partially offset by favorable hedge cash settlements across each of our products.

As prices further deteriorated towards the end of the first quarter from the COVID-19 pandemic, we added additional oil and gas hedges for the remaining quarters of 2020 and the year 2021. We currently have approximately 90% of our remaining 2020 oil production hedged with an average floor price of $42/Bbl and approximately 45% of our remaining 2020 gas production hedged with an average floor price of $2.15/Mcf. Additionally, we are currently building our 2021 hedge positions at market prices.

Hedge Settlements

	Q1 2020	Q4 2019	Change
	Q
Oil	$76	$22	+245%
Natural gas	21	8	+163%
NGL	4	12	- 67%
Total cash settlements	$101	$42	+140%

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2020	Q4 2019	Change
LOE	$126	$120	+5%
Gathering, processing & transportation	130	131	- 1%
Production taxes	56	69	- 19%
Property taxes	6	4	+50%
Total	$318	$324	- 2%
Per Boe:
LOE	$3.96	$3.79	+5%
Gathering, processing & transportation	$4.11	$4.16	- 1%
Percent of oil, gas and NGL sales:
Production taxes	6.9%	6.7%	+3%

In response to the current macro-economic environment, reduced planned 2020 capital expenditures and shutting in certain marginal wells, we anticipate decreases in LOE and gathering, processing and transportation of approximately 10% during the remainder of 2020. Additionally, we expect lower production taxes as a result of lower oil, gas and NGL revenues.

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

	Q1 2020	$ per BOE	Q4 2019	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$260	$17.72	$372	$26.30
Anadarko Basin	74	$8.22	147	$15.06
Powder River Basin	54	$20.48	73	$28.86
Eagle Ford	87	$19.20	98	$23.72
Other	14	$15.55	21	$22.33
Total	$489	$15.41	$711	$22.55

DD&A and Asset Impairments

	Q1 2020	Q4 2019	Change
Oil and gas per Boe	$11.90	$11.71	+2%

Oil and gas	$377	$370	+2%
Other property and equipment	24	12	+93%
Total	$401	$382	+5%

Asset impairments	$2,666	$—	N/M

Asset impairments were $2.7 billion in the first quarter of 2020 due to significant decreases in commodity prices since the end of 2019 resulting primarily from the COVID-19 pandemic. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

As a result of the asset impairments of $2.7 billion during the first quarter of 2020 and the lower production resulting from decreased capital expenditures, DD&A will decrease approximately 25% for the remainder of 2020.

General and Administrative Expenses

	Q1 2020	Q4 2019	Change
Labor and benefits (net of reimbursements)	$66	$80	- 18%
Non-labor	36	39	- 8%
Total Devon	$102	$119	- 14%

G&A decreased primarily as a result of lower employee costs and benefits.

Other Items

	Q1 2020	Q4 2019	Change in earnings
Commodity hedge valuation changes (1)	$619	$(158)	$777
Marketing and midstream operations	(18)	5	(23)
Exploration expenses	112	29	(83)
Net financing costs	65	64	(1)
Restructuring and transaction costs	—	11	11
Other expenses	(48)	16	64
			$745

(1)	Included as a component of upstream revenues on the consolidated statements of comprehensive earnings.

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

Marketing operations decreased approximately $23 million primarily from downstream product inventory impairments of $17 million recognized in the first quarter of 2020.

Exploration expenses increased in 2020 due to $110 million in unproved asset impairments. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Other expenses decreased due to a severance tax refund received in 2020 related to prior periods.

Income Taxes

	Q1 2020	Q4 2019
Current benefit	$(106)	$(5)
Deferred benefit	(311)	(28)
Total benefit	$(417)	$(33)
Effective income tax rate	20%	155%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Q1 2020 vs. Q1 2019

Our first quarter 2020 net loss from continuing operations was $1.7 billion. The graph below shows the change in net loss from the first quarter of 2019 to the first quarter of 2020. The material changes are further discussed on the following pages. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

Production Volumes

	Q1 2020	% of Total	Q1 2019	Change
Oil (MBbls/d)
Delaware Basin	84	51%	60	+40%
Anadarko Basin	24	15%	32	- 27%
Powder River Basin	21	13%	15	+39%
Eagle Ford	26	16%	25	+6%
Other	8	5%	9	- 13%
Total	163	100%	141	+15%

	Q1 2020	% of Total	Q1 2019	Change
Gas (MMcf/d)
Delaware Basin	244	38%	146	+68%
Anadarko Basin	272	43%	333	- 18%
Powder River Basin	29	4%	18	+56%
Eagle Ford	86	14%	83	+3%
Other	3	1%	8	- 58%
Total	634	100%	588	+8%

	Q1 2020	% of Total	Q1 2019	Change
NGLs (MBbls/d)
Delaware Basin	37	47%	23	+62%
Anadarko Basin	30	37%	35	- 17%
Powder River Basin	3	4%	2	+44%
Eagle Ford	9	11%	12	- 21%
Other	1	1%	2	- 32%
Total	80	100%	74	+9%

	Q1 2020	% of Total	Q1 2019	Change
Combined (MBoe/d)
Delaware Basin	162	47%	107	+51%
Anadarko Basin	98	28%	123	- 20%
Powder River Basin	29	8%	21	+41%
Eagle Ford	50	14%	50	- 1%
Other	9	3%	12	- 22%
Total	348	100%	313	+11%

An increase in production volumes from the first quarter of 2019 to the first quarter of 2020 contributed to a $133 million increase in earnings. Continued development in the Delaware Basin and Powder River Basin drove production increases, which were slightly offset by decreased activity in the Anadarko Basin.

Field Prices

	Q1 2020	Realization	Q1 2019	Change
Oil (per Bbl)
WTI index	$46.44		$54.88	- 15%
Realized price, unhedged	$44.59	96%	$51.83	- 14%
Cash settlements	$5.14		$3.65
Realized price, with hedges	$49.73	107%	$55.48	- 10%

	Q1 2020	Realization	Q1 2019	Change
Gas (per Mcf)
Henry Hub index	$1.95		$3.15	- 38%
Realized price, unhedged	$1.21	62%	$2.62	- 54%
Cash settlements	$0.36		$(0.31)
Realized price, with hedges	$1.57	81%	$2.31	- 32%

	Q1 2020	Realization	Q1 2019	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$14.39		$22.94	- 37%
Realized price, unhedged	$10.40	72%	$18.36	- 43%
Cash settlements	$0.61		$0.67
Realized price, with hedges	$11.01	77%	$19.03	- 42%
(1)	Based upon composition of our NGL barrel.

	Q1 2020	Q1 2019	Change
Combined (per Boe)
Realized price, unhedged	$25.43	$32.65	- 22%
Cash settlements	$3.20	$1.22
Realized price, with hedges	$28.63	$33.87	- 15%

From the first quarter of 2019 to the first quarter of 2020, field prices contributed to a $245 million decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. These decreases were partially offset by favorable hedge cash settlements across each of our products.

Hedge Settlements

	Q1 2020	Q1 2019	Change
	Q
Oil	$76	$46	+65%
Natural gas	21	(16)	+231%
NGL	4	4	+0%
Total cash settlements	$101	$34	+197%

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2020	Q1 2019	Change
LOE	$126	$110	+15%
Gathering, processing & transportation	130	109	+19%
Production taxes	56	60	- 7%
Property taxes	6	4	+50%
Total	$318	$283	+12%
Per Boe:
LOE	$3.96	$3.95	+0%
Gathering, processing & transportation	$4.11	$3.86	+6%
Percent of oil, gas and NGL sales:
Production taxes	6.9%	6.5%	+6%

LOE and gathering, processing and transportation increased primarily due to continued development and increased activity in the Delaware Basin.

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

	Q1 2020	$ per BOE	Q1 2019	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$260	$17.72	$235	$24.39
Anadarko Basin	74	$8.22	203	$18.27
Powder River Basin	54	$20.48	50	$27.02
Eagle Ford	87	$19.20	128	$28.53
Other	14	$15.55	19	$17.57
Total	$489	$15.41	$635	$22.54

DD&A and Asset Impairments

	Q1 2020	Q1 2019	Change
Oil and gas per Boe	$11.90	$11.73	+1%

Oil and gas	$377	$331	+14%
Other property and equipment	24	29	- 19%
Total	$401	$360	+11%

Asset impairments	$2,666	$—	N/M

Our oil and gas DD&A increased primarily due to continued development in the Delaware Basin and Powder River Basin properties.

Asset impairments were $2.7 billion in the first quarter of 2020 due to significant decreases in commodity prices since the end of 2019 resulting primarily from the COVID-19 pandemic. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

General and Administrative Expenses

	Q1 2020	Q1 2019	Change
Labor and benefits (net of reimbursements)	$66	$86	- 23%
Non-labor	36	49	- 27%
Total Devon	$102	$135	- 24%

Labor and benefits and non-labor expenses decreased primarily as a result of continued workforce reduction and cost savings initiatives.

Other Items

	Q1 2020	Q1 2019	Change in earnings
Commodity hedge valuation changes (1)	$619	$(639)	$1,258
Marketing and midstream operations	(18)	15	(33)
Exploration expenses	112	4	(108)
Asset dispositions	—	(45)	(45)
Net financing costs	65	60	(5)
Restructuring and transaction costs	—	51	51
Other expenses	(48)	(22)	26
			$1,144

(1)	Included as a component of upstream revenues on the consolidated statements of comprehensive earnings.

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

Marketing operations decreased approximately $33 million primarily from downstream product inventory impairments of $17 million recognized in the first quarter of 2020.

Exploration expenses increased in 2020 due to $110 million in unproved asset impairments. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q1 2020	Q1 2019
Current benefit	$(106)	$(4)
Deferred benefit	(311)	(115)
Total benefit	$(417)	$(119)
Effective income tax rate	20%	24%

         For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Discontinued Operations

Results of Operations – Discontinued Operations

The table below presents key components from discontinued operations for the time periods presented. Discontinued operations include the Canadian business that Devon sold in June 2019 and the Barnett Shale assets that Devon has contracted to sell and which is expected to close on December 31, 2020. For additional information on discontinued operations, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

	Q1 2020	Q4 2019	Q1 2019
Upstream revenues	$92	$121	$396
Production expenses	$74	$75	$222
Marketing margin	$—	$—	$17
Asset impairments	$179	$748	$—
Restructuring and transaction costs	$—	$4	$3
Earnings (loss) from discontinued operations before income taxes	$(157)	$(724)	$70
Income tax expense (benefit)	$(32)	$(72)	$9
Net earnings (loss) from discontinued operations, net of tax	$(125)	$(652)	$61

Production (MMBoe):
Barnett Shale	9	9	9
Canada	—	—	10
Total production	9	9	19
Realized price, unhedged (per Boe) - Barnett Shale	$10.16	$13.45	$16.18
Realized price, unhedged (per Boe) - Canada	N/A	N/A	$34.42

Q1 2020 vs. Q4 2019

Net loss from discontinued operations, net of tax decreased $527 million due to a decrease in asset impairments from the fourth quarter of 2019 to the first quarter of 2020. During the first quarter of 2020, we recognized $179 million in asset impairments on our Barnett Shale assets due to the amended terms of the Barnett sales agreement. During the fourth quarter of 2019, we recognized a $748 million asset impairment to our Barnett Shale assets.

Q1 2020 vs. Q1 2019

Net earnings (loss) from discontinued operations, net of tax decreased $186 million due to $179 million in incremental asset impairments to our Barnett Shale assets related to the amended terms of the Barnett sales agreement during the first quarter of 2020. Upstream revenues and production expenses decreased from the first quarter of 2019 to the first quarter of 2020 due to Devon’s divestment of its Canadian business in the second quarter of 2019.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31st,
	2020	2019
Operating cash flow from continuing operations	$529	$437
Divestitures of property and equipment	25	310
Capital expenditures	(425)	(490)
Acquisitions of property and equipment	(4)	(10)
Debt activity, net	—	(162)
Repurchases of common stock	(38)	(999)
Common stock dividends	(34)	(34)
Contributions from noncontrolling interests	5	—
Distributions to noncontrolling interests	(3)	—
Other	(17)	(19)
Net change in cash, cash equivalents and restricted cash from discontinued operations	(155)	(124)
Net change in cash, cash equivalents and restricted cash	$(117)	$(1,091)
Cash, cash equivalents and restricted cash at end of period	$1,727	$1,355

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. During the three months ended March 31, 2020, our operating cash flow funded all our capital expenditures and dividends, allowing us to use available cash balances to fund other capital uses.

Divestitures of Property and Equipment

During the first three months of 2019, we sold non-core U.S. assets for approximately $300 million, net of customary purchase price adjustments. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures and Acquisitions of Property and Equipment

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31st,
	2020	2019
Delaware Basin	$221	$225
Powder River Basin	85	56
Eagle Ford	94	55
Anadarko Basin	8	136
Other	3	11
Total oil and gas	411	483
Midstream	8	—
Other	6	7
Total capital expenditures	$425	$490
Acquisitions	$4	$10

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital program is designed to operate within or near operating cash flow. This is evidenced by our operating cash flow fully funding capital expenditures for the three months ended March 31, 2020 and 89% of capital expenditures for the three months ended March 31, 2019. Our capital investment program is driven by a disciplined allocation process focused on returns. Our capital expenditures are lower in 2020 primarily due to our decreased spending in the Anadarko Basin, partially offset by increased capital investment in the Powder River Basin and Eagle Ford. In response to the current macro-economic environment, we reduced our 2020 capital expenditures outlook by approximately $800 million, or 45% compared to the original capital budget, and expect to fund our 2020 capital program within operating cash flows even at current depressed commodity prices.

Debt Activity

During the first quarter of 2019, our debt decreased $162 million due to the repayment of our 6.30% senior notes at maturity.

Shareholder Distributions and Stock Activity

We paid common stock dividends of $34 million ($0.09 per share) and $34 million ($0.08 per share) during the first three months of 2020 and 2019, respectively. In February 2020, we announced a 22% increase to our quarterly dividend, to $0.11 per share, beginning in the second quarter of 2020. Beginning with the second quarter of 2019, we increased our quarterly dividend to $0.09 per share.

We repurchased 2.2 million shares of common stock for $38 million in the first three months of 2020 and 36.1 million shares of common stock for $1.0 billion in the first three months of 2019 under share repurchase programs authorized by our Board of Directors. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Noncontrolling Interest Contributions and Distributions

During the first quarter of 2020, we received $5 million in contributions from our noncontrolling interests in CDM and distributed $3 million to our noncontrolling interests in CDM.

Cash Flows from Discontinued Operations

All cash flows in the following table relate to activities of our Canadian business that Devon sold in June 2019 and the Barnett Shale assets that Devon has contracted to sell and is expected to close in the fourth quarter of 2020.

	Three Months Ended March 31st,
	2020	2019
Canadian tax payments	$(153)	$—
Other	22	(59)
Operating activities	(131)	(59)
Investing activities	(1)	(59)
Financing activities	—	(7)
Effect of exchange rate changes on cash	(23)	1
Net change in cash, cash equivalents and restricted cash of discontinued operations	$(155)	$(124)

Operating cash flows in the first quarter of 2020 include $153 million of cash income tax payments in Canada related to divestitures. Additionally, operating cash flow was negatively affected in the first quarter of 2019 primarily due to realization impacts associated with the widening Canadian differentials in the fourth quarter of 2018. See Note 2 and Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional details on these divestitures.

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

Beginning in the first quarter of 2020, the macro-economic environment has deteriorated significantly and has created extreme volatility primarily due to concerns arising from the COVID-19 pandemic. In response to this environment, we will continue to maintain flexibility within our capital program as we continue to focus on protecting our financial strength and maintaining operational continuity.

Operating Cash Flow

Key inputs into determining our planned capital investment are the amounts of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the first quarter of 2020, we held approximately $1.7 billion of cash, inclusive of $200 million of cash restricted for discontinued operations. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as the actual results of these variables may differ from our expectations.

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

Actions taken by governments around the world in response to the COVID-19 pandemic have led to an unprecedented decline in global oil demand. Oil prices, which had already been trending down on concerns about oversupply, subsequently collapsed in March. Benchmark WTI spot oil prices fell from over $60/Bbl in early January to less than $20/Bbl in April.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We hedge our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. For the remainder of 2020, we have approximately 90% of our oil production hedged with an average floor price of $42/Bbl and approximately 45% of our gas production hedged with an average floor price of $2.15/Mcf. Additionally, we are currently building our 2021 hedge positions at market prices. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2020 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Credit Losses – Our operating cash flow is also exposed to credit risk in a variety of ways. This includes the credit risk related to customers who purchase our oil, gas and NGL production, the collection of receivables from our joint-interest partners for their proportionate share of expenditures made on projects we operate and counterparties to our derivative financial contracts. We utilize a variety of mechanisms to limit our exposure to the credit risks of our customers, partners and counterparties. Such mechanisms include, under certain conditions, requiring letters of credit, prepayments or collateral postings and other protections allowed per our agreements.

Divestitures of Property and Equipment

In April 2020, we amended the terms on the sale of our Barnett Shale assets with an expected close date of December 31, 2020. Under the terms of the agreement, we received the deposit funds of $170 million in April 2020. The deposit is being held by us pursuant to the terms of the sale agreement, which only requires us to return such funds to BKV in the event the transaction does not close as a result of our breach of our closing obligations.

Capital Expenditures

In response to the current macro-economic environment, we reduced our 2020 capital expenditures outlook by approximately $800 million, or 45% compared to the original capital budget, and expect to fund our 2020 capital program within operating cash flows, even at current depressed commodity prices. Our exploration and development budget for the remainder of 2020 is expected to range from $0.6 billion to $0.7 billion. As economic factors change, we will continue to be flexible with our capital program.

Credit Availability

As of March 31, 2020, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2020, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. Our credit rating from Standard and Poor’s Financial Services is BBB- with a negative outlook. Our credit rating from Fitch is BBB with a stable outlook. Our credit rating from Moody’s Investor Service is Ba1 with a stable outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

Share Repurchase Program

In December 2019, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2020. Through March 31, 2020, we had executed $38 million of the authorized program. However, as the pricing and economic environment has deteriorated due to the COVID-19 pandemic and demand challenges for commodities, we have temporarily suspended our share repurchase program to preserve liquidity. Additionally, due to the amended terms of our Barnett Shale divestiture, we do not anticipate being able to purchase more than $200 million of the $1.0 billion authorization by the program expiration date. We will monitor economic conditions as they develop and may resume share repurchases of the remaining $162 million, subject to the commodity price environment, the Company’s liquidity and capital resources and other factors.

Critical Accounting Estimates

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to an unprecedented downturn in the commodity price environment and the resulting asset impairments, Devon had significant deferred tax assets at March 31, 2020. Accordingly, we have reassessed the realizability of our deferred tax assets in future periods and have recorded a 100% valuation allowance against our net deferred tax assets.

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

Besides the risk-adjusted estimates of reserves and future production volumes, future commodity prices are the largest driver in the variability of undiscounted pre-tax cash flows. For our impairment determinations, we historically have utilized NYMEX forward strip prices for the first five years and applied internally generated price forecasts for subsequent years. In response to the COVID-19 pandemic, the NYMEX forward market became highly illiquid as evidenced by materially reduced trading volumes for periods beyond 2021. Therefore, we altered our price forecast assumptions to perform our March 31, 2020 impairment computations. Specifically, we supplemented the NYMEX forward strip prices with price forecasts published by reputable investment banks and reservoir engineering firms to estimate our future revenues as of March 31, 2020.

We also estimate and escalate or de-escalate future capital and operating costs by using a method that correlates cost movements to price movements similar to recent history. To measure indicated impairments, we use a market-based weighted-average cost of capital to discount the future net cash flows. Changes to any of the reserves or market-based assumptions can significantly effect estimates of undiscounted and discounted pre-tax cash flows and impact the recognition and amount of impairments.

Reduced demand from the COVID-19 pandemic and management of production levels from Saudi Arabia and Russia caused WTI to decrease more than 60% during the first quarter of 2020. As a result, we reduced our planned 2020 capital investment 45%. With materially lower commodity prices and reduced near-term investment, we assessed all our oil and gas fields for impairment as of March 31, 2020 and recognized proved and unproved impairments totaling $2.8 billion. The impairments relate to our Anadarko Basin and Rockies fields in which our basis included acquisitions completed in 2016 and 2015, respectively, when commodity prices were much higher than they are today.

Based on our March 31, 2020 impairment evaluations, our Eagle Ford asset’s sum of undiscounted pre-tax cash flows exceeds the carrying value by less than 10%. This cushion narrowed significantly since the end of 2019 due to lower benchmark pricing and wider differentials used to estimate future commodity pricing. If prices deteriorate further and/or management significantly reduces planned capital investment in the Eagle Ford field, our Eagle Ford asset could be subject to a material impairment of capitalized costs.

Goodwill

We test goodwill for impairment annually at October 31, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. As part of our qualitative assessment, we considered the general macro-economic, industry and market conditions, changes in cost factors, actual and expected financial performance, significant changes in management, strategy or customers and stock performance. If the qualitative assessment determines that a quantitative goodwill impairment test is required, then the fair value is compared to the carrying value. If the fair value is less than the carrying value, an impairment charge will be recognized for the amount by which the carrying amount exceeds the fair value. Because quoted market prices are not available, the fair value is estimated based upon a valuation analyses including comparable companies and transactions and premiums paid.

Because the trading price of our common stock decreased 73% during the first quarter of 2020 in response to the COVID-19 pandemic, we performed a goodwill impairment test as of March 31, 2020. While the cushion narrowed significantly since our last impairment evaluation, we concluded an impairment was not required as of March 31, 2020. The two most critical judgements included in the March 31, 2020, test were the period utilized to determine Devon’s market capitalization and the control premium. For the test performed as of March 31, 2020, we derived our market capitalization by using our average common stock price from the latter two thirds of March 2020, to align with the time in the quarter subsequent to a key OPEC+ meeting and the date COVID-19 was officially classified as a pandemic. We applied a control premium based on recent comparable market transactions.

Subsequent to the end of the first quarter of 2020, Devon’s common stock price increased approximately 80% during the month of April but remains significantly less than our average trading price before the events experienced in the first quarter of 2020. Although our common stock price and commodity prices are in a period of high volatility, a sustained period of depressed commodity prices would adversely affect our estimates of future operating results, which could result in future goodwill impairments due to the potential impact on the cash flows of our operations. The impairment of goodwill has no effect on liquidity or capital resources. However, it would adversely affect our results of operations in the period recognized.

For additional information regarding our critical accounting policies and estimates, see our 2019 Annual Report on Form 10-K.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2020 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. For more information on the results of discontinued operations for our Barnett Shale asset and Canadian operations, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, noncash asset impairments (including noncash unproved asset impairments), deferred tax asset valuation allowance, fair value changes in derivative financial instruments and foreign currency, changes in tax legislation and restructuring and transaction costs associated with the workforce reductions in 2019.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and core earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended March 31,
	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2020
Continuing Operations
Loss attributable to Devon (GAAP)	$(2,107)	$(1,690)	$(1,691)	$(4.48)
Adjustments:
Asset and exploration impairments	2,776	2,146	2,146	5.66
Deferred tax asset valuation allowance	—	108	108	0.28
Fair value changes in financial instruments	(619)	(479)	(479)	(1.24)
Change in tax legislation	—	(62)	(62)	(0.16)
Core earnings attributable to Devon (Non-GAAP)	$50	$23	$22	$0.06
Discontinued Operations
Loss attributable to Devon (GAAP)	$(157)	$(125)	$(125)	$(0.34)
Adjustments:
Asset impairments	179	141	141	0.38
Fair value changes in foreign currency and other	10	10	10	0.03
Core earnings attributable to Devon (Non-GAAP)	$32	$26	$26	$0.07
Total
Loss attributable to Devon (GAAP)	$(2,264)	$(1,815)	$(1,816)	$(4.82)
Adjustments:
Continuing Operations	2,157	1,713	1,713	4.54
Discontinued Operations	189	151	151	0.41
Core earnings attributable to Devon (Non-GAAP)	$82	$49	$48	$0.13
2019
Continuing Operations
Loss attributable to Devon (GAAP)	$(497)	$(378)	$(378)	$(0.89)
Adjustments:
Asset dispositions	(45)	(35)	(35)	(0.08)
Asset and exploration impairments	1	1	1	0.00
Deferred tax asset valuation allowance	—	(13)	(13)	(0.03)
Fair value changes in financial instruments	638	492	492	1.15
Restructuring and transaction costs	51	39	39	0.09
Core earnings attributable to Devon (Non-GAAP)	$148	$106	$106	$0.24
Discontinued Operations
Loss attributable to Devon (GAAP)	$70	$61	$61	$0.15
Adjustments:
Asset dispositions	1	1	1	0.00
Deferred tax asset valuation allowance	—	(5)	(5)	(0.01)
Fair value changes in financial instruments and foreign currency and other	(3)	(8)	(8)	(0.03)
Restructuring and transaction costs	3	3	3	0.01
Core earnings attributable to Devon (Non-GAAP)	$71	$52	$52	$0.12
Total
Loss attributable to Devon (GAAP)	$(427)	$(317)	$(317)	$(0.74)
Adjustments:
Continuing Operations	645	484	484	1.13
Discontinued Operations	1	(9)	(9)	(0.03)
Core earnings attributable to Devon (Non-GAAP)	$219	$158	$158	$0.36

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended March 31,
	2020	2019
Net loss (GAAP)	$(1,815)	$(317)
Net (earnings) loss from discontinued operations, net of tax	125	(61)
Financing costs, net	65	60
Income tax benefit	(417)	(119)
Exploration expenses	112	4
Depreciation, depletion and amortization	401	360
Asset impairments	2,666	—
Asset dispositions	—	(45)
Share-based compensation	20	23
Derivative and financial instrument non-cash valuation changes	(619)	638
Restructuring and transaction costs	—	51
Accretion on discounted liabilities and other	(48)	(22)
EBITDAX (non-GAAP)	490	572
Marketing and midstream revenues and expenses, net	18	(15)
Commodity derivative cash settlements	(101)	(34)
General and administration expenses, cash-based	82	112
Field-level cash margin (non-GAAP)	$489	$635

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2020, we have commodity derivatives that pertain to a portion of our estimated production for the last nine months of 2020, as well as for 2021. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2020, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $140 million.

Interest Rate Risk

As of March 31, 2020, we had total debt of $4.3 billion. All of our debt is based on fixed interest rates averaging 6.0%.

Foreign Currency Risk

Devon has certain Canadian dollar obligations associated with its divested Canadian operations which are to be paid with the cash restricted for discontinued operations. These balances are remeasured using the applicable exchange rate as of the end of the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our March 31, 2020 balance sheet for these items. See Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2020 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Please see our 2019 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

Except for the addition of the pandemic risk factor discussed below, there have been no material changes to the information included in Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

Our Business Has Been Adversely Impacted by the COVID-19 Pandemic, and We May Experience Continuing or Worsening Adverse Effects From This or Other Pandemics

Commodity Price Impacts – The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry. This outbreak and the related responses of governmental authorities and others to limit the spread of the virus have significantly reduced global economic activity, resulting in an unprecedented decline in the demand for oil and other commodities. This supply-and-demand imbalance has been exacerbated by uncertainty regarding the future global supply of oil due to disputes between Russia and the members of OPEC, particularly Saudi Arabia. These factors caused a swift and material deterioration in commodity prices in early 2020, with NYMEX WTI oil prices falling from over $60/Bbl at the beginning of the year to lower than $20/Bbl as of April 2020. While OPEC and other oil producing nations agreed in April 2020 to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. This decline in commodity prices has already adversely impacted our results of operations for the first quarter of 2020 and contributed to our recognition of a material asset impairment to our oil and gas assets during the same period. As further described in the “Risk Factors” section of our 2019 Annual Report on Form 10-K, any sustained weakness or further deterioration in commodity prices could further adversely impact our results of operations, the value of our properties and our financial condition.

The current supply-and-demand imbalance has also imposed constraints on Devon’s and other operators’ ability to store and move production to downstream markets, which has resulted in the delay or curtailment of development activity, as well as the shutting-in of producing wells. Moreover, certain regional prices have disproportionally declined relative to broader market indices in areas that have experienced acute takeaway capacity constraints, thereby potentially further reducing our realized pricing in such impacted areas. If we are forced to shut in additional production, we will likely incur greater costs to bring the associated production back online, and such costs may be significant enough that such wells may become non-economic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings. If we are able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in.

General Financial and Economic Impacts - The negative effects of COVID-19 on economic prospects across the world have contributed to concerns for the potential of a prolonged economic slowdown and recession. Any such downturn, or a protracted period of depressed commodity prices, could have significant adverse consequences for our financial condition and liquidity, by, among other things: (i) limiting our ability to access sources of capital due to disruptions in financial markets or otherwise; and (ii) increasing the risk of a downgrade from credit rating agencies, which could trigger new credit support obligations and further adversely affect our ability to access financing or trade credit. Moreover, any such downturn could also result in similar financial constraints for our non-operating partners, purchasers of our production and other counterparties, thereby increasing the risk that such counterparties default on their obligations to us. Such defaults or more general supply chain disruptions due to the pandemic may also jeopardize the supply of materials, equipment or services for our operations. For additional information regarding liquidity and counterparty credit risks, please see the “Risk Factors” section of the 2019 Annual Report on Form 10-K.

Other Impacts - The COVID-19 pandemic and related restrictions aimed at mitigating its spread have caused us to modify certain of our business practices, including limiting employee travel, encouraging work-from-home practices and other social distancing measures. Such measures may cause disruptions to our business and operational plans, which may include shortages of employees, contractors and subcontractors. There is no certainty that these or any other future measures will be sufficient to mitigate the risks posed by the disease, including the risk of infection of key employees, and our ability to perform certain functions could be impaired by these new business practices. For example, our reliance on technology has necessarily increased due to our encouragement of remote communications and other work-from-home practices, which could make us more vulnerable to cyber attacks. See the “Risk Factors” section of the 2019 Annual Report on Form 10-K for additional information regarding cyber attack risks.

The COVID-19 pandemic and its related effects continue to rapidly evolve. The ultimate extent of the impact of the COVID-19 pandemic and any other future pandemic on our business will depend on future developments, including, but not limited to, the nature, duration and spread of the disease, the responsive actions to contain its spread or address its effects and the duration, timing and severity of the related consequences on commodity prices and the economy more generally, including any recession resulting from the pandemic. Any extended period of depressed commodity prices or general economic disruption as a result of the pandemic would adversely affect our business, financial condition and results of operations. In addition, the COVID-19 pandemic has heightened, and any future pandemic could heighten, the other risks and uncertainties discussed in the “Risk Factors” section of the 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2020 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	18	$24.99	—	$1,000
February 1 - February 29	2,175	$18.71	1,568	$973
March 1 - March 31	830	$16.01	675	$962
Total	3,023	$18.00	2,243

(1)

In addition to shares purchased under the share repurchase program described below, these amounts also included 780,000 shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

(2)

On December 17, 2019, we announced a $1.0 billion share repurchase program that has a December 31, 2020 expiration date. As of March 31, 2020, we had repurchased 2.2 million common shares for $38 million, or $16.85 per share, under our share repurchases program. Due to the amended terms of the Barnett Shale divestiture with BKV, we do not anticipate being able to repurchase more than $200 million of the $1.0 billion authorization by the program expiration date. As a result of the COVID-19 pandemic and related economic impacts, Devon has temporarily suspended its share repurchase program to preserve liquidity. Devon will monitor economic conditions as they develop and may resume share repurchases, subject to the commodity price environment, the Company’s liquidity and capital resources and other factors. Any such repurchases under the program may be made in open-market or private transactions or through the use of ASR programs. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Under the Devon Plan, eligible employees made purchases of shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 5,800 shares of our common stock in the first quarter of 2020, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1*

2020 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (CEO and EVP form).

10.2*

2020 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (CEO and EVP form).

10.3*

2020 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (SVP form).

10.4*

2020 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (SVP form).

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

DEVON ENERGY CORPORATION

Date: May 6, 2020	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer