Form 10-Q
period 2020-06-30
DEVON ENERGY CORP/DE
filed 2020-08-05
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

On July 22, 2020, 382.8 million shares of common stock were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Oil, gas and NGL sales	$424	$936	$1,231	$1,855
Oil, gas and NGL derivatives	(361)	140	359	(465)
Marketing and midstream revenues	331	730	891	1,495
Total revenues	394	1,806	2,481	2,885
Production expenses	263	296	581	579
Exploration expenses	12	7	124	11
Marketing and midstream expenses	339	713	917	1,463
Depreciation, depletion and amortization	299	374	700	734
Asset impairments	—	—	2,666	—
Asset dispositions	—	(2)	—	(47)
General and administrative expenses	79	114	181	249
Financing costs, net	69	66	134	126
Restructuring and transaction costs	—	12	—	63
Other expenses	13	7	(35)	(15)
Total expenses	1,074	1,587	5,268	3,163
Earnings (loss) from continuing operations before income taxes	(680)	219	(2,787)	(278)
Income tax expense (benefit)	(3)	68	(420)	(51)
Net earnings (loss) from continuing operations	(677)	151	(2,367)	(227)
Net earnings (loss) from discontinued operations, net of income taxes	9	344	(116)	405
Net earnings (loss)	(668)	495	(2,483)	178
Net earnings attributable to noncontrolling interests	2	—	3	—
Net earnings (loss) attributable to Devon	$(670)	$495	$(2,486)	$178
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$(1.80)	$0.37	$(6.29)	$(0.54)
Basic earnings (loss) from discontinued operations per share	0.02	0.83	(0.31)	0.96
Basic net earnings (loss) per share	$(1.78)	$1.20	$(6.60)	$0.42
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$(1.80)	$0.37	$(6.29)	$(0.54)
Diluted earnings (loss) from discontinued operations per share	0.02	0.82	(0.31)	0.96
Diluted net earnings (loss) per share	$(1.78)	$1.19	$(6.60)	$0.42
Comprehensive earnings (loss):
Net earnings (loss)	$(668)	$495	$(2,483)	$178
Other comprehensive earnings (loss), net of tax:
Foreign currency translation, discontinued operations	—	43	—	78
Release of Canadian cumulative translation adjustment, discontinued operations	—	(1,237)	—	(1,237)
Pension and postretirement plans	1	13	2	15
Other comprehensive earnings (loss), net of tax	1	(1,181)	2	(1,144)
Comprehensive loss	$(667)	$(686)	$(2,481)	$(966)
Comprehensive earnings attributable to noncontrolling interests	2	—	3	—
Comprehensive loss attributable to Devon	$(669)	$(686)	$(2,484)	$(966)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(668)	$495	$(2,483)	$178
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Net (earnings) loss from discontinued operations, net of income taxes	(9)	(344)	116	(405)
Depreciation, depletion and amortization	299	374	700	734
Asset impairments	—	—	2,666	—
Leasehold impairments	3	1	113	2
Accretion on discounted liabilities	8	8	16	17
Total (gains) losses on commodity derivatives	361	(140)	(359)	465
Cash settlements on commodity derivatives	232	23	333	54
Gains on asset dispositions	—	(2)	—	(47)
Deferred income tax expense (benefit)	—	65	(311)	(50)
Share-based compensation	19	25	39	69
Other	4	2	4	(13)
Changes in assets and liabilities, net	(99)	(75)	(155)	(136)
Net cash from operating activities - continuing operations	150	432	679	868
Cash flows from investing activities:
Capital expenditures	(307)	(486)	(732)	(976)
Acquisitions of property and equipment	(1)	(13)	(5)	(23)
Divestitures of property and equipment	3	28	28	338
Net cash from investing activities - continuing operations	(305)	(471)	(709)	(661)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(162)
Repurchases of common stock	—	(187)	(38)	(1,185)
Dividends paid on common stock	(42)	(37)	(76)	(71)
Contributions from noncontrolling interests	6	—	11	—
Distributions to noncontrolling interests	(3)	—	(6)	—
Shares exchanged for tax withholdings and other	—	(3)	(17)	(23)
Net cash from financing activities - continuing operations	(39)	(227)	(126)	(1,441)
Net change in cash, cash equivalents and restricted cash of continuing operations	(194)	(266)	(156)	(1,234)
Cash flows from discontinued operations:
Operating activities	(43)	191	(174)	131
Investing activities	171	2,536	170	2,478
Financing activities	—	—	—	(7)
Effect of exchange rate changes on cash	8	37	(15)	39
Net change in cash, cash equivalents and restricted cash of discontinued operations	136	2,764	(19)	2,641
Net change in cash, cash equivalents and restricted cash	(58)	2,498	(175)	1,407
Cash, cash equivalents and restricted cash at beginning of period	1,727	1,355	1,844	2,446
Cash, cash equivalents and restricted cash at end of period	$1,669	$3,853	$1,669	$3,853

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,474	$3,470	$1,474	$3,470
Cash restricted for discontinued operations	195	370	195	370
Restricted cash included in other current assets	—	13	—	13
Total cash, cash equivalents and restricted cash	$1,669	$3,853	$1,669	$3,853

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,474	$1,464
Cash restricted for discontinued operations	195	380
Accounts receivable	515	832
Current assets associated with discontinued operations	748	896
Other current assets	446	279
Total current assets	3,378	3,851
Oil and gas property and equipment, based on successful efforts accounting, net	4,673	7,558
Other property and equipment, net ($96 million and $80 million related to CDM in 2020 and 2019, respectively)	1,013	1,035
Total property and equipment, net	5,686	8,593
Goodwill	753	753
Right-of-use assets	231	243
Other long-term assets	227	196
Long-term assets associated with discontinued operations	82	81
Total assets	$10,357	$13,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$309	$428
Revenues and royalties payable	473	730
Current liabilities associated with discontinued operations	441	459
Other current liabilities	229	310
Total current liabilities	1,452	1,927
Long-term debt	4,296	4,294
Lease liabilities	245	244
Asset retirement obligations	391	380
Other long-term liabilities	458	426
Long-term liabilities associated with discontinued operations	162	185
Deferred income taxes	—	341
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 383 million and 382 million shares in 2020 and 2019, respectively	38	38
Additional paid-in capital	2,720	2,735
Retained earnings	586	3,148
Accumulated other comprehensive loss	(117)	(119)
Total stockholders’ equity attributable to Devon	3,227	5,802
Noncontrolling interests	126	118
Total equity	3,353	5,920
Total liabilities and equity	$10,357	$13,717

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Other
			Additional	Earnings	Comprehensive
	Common Stock		Paid-In	(Accumulated	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended June 30, 2020
Balance as of March 31, 2020	383	$38	$2,701	$1,298	$(118)	$—	$121	$4,040
Net earnings (loss)	—	—	—	(670)	—	—	2	(668)
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock dividends	—	—	—	(42)	—	—	—	(42)
Share-based compensation	—	—	19	—	—	—	—	19
Contributions from noncontrolling interests	—	—	—	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2020	383	$38	$2,720	$586	$(117)	$—	$126	$3,353
Three Months Ended June 30, 2019
Balance as of March 31, 2019	417	$42	$3,518	$3,280	$1,064	$(47)	$—	$7,857
Net earnings	—	—	—	495	—	—	—	495
Other comprehensive loss, net of tax	—	—	—	—	(1,181)	—	—	(1,181)
Common stock repurchased	—	—	—	—	—	(164)	—	(164)
Common stock retired	(7)	(1)	(190)	—	—	191	—	—
Common stock dividends	—	—	—	(37)	—	—	—	(37)
Share-based compensation	—	—	24	—	—	—	—	24
Balance as of June 30, 2019	410	$41	$3,352	$3,738	$(117)	$(20)	$—	$6,994
Six Months Ended June 30, 2020
Balance as of December 31, 2019	382	$38	$2,735	$3,148	$(119)	$—	$118	$5,920
Net earnings (loss)	—	—	—	(2,486)	—	—	3	(2,483)
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(54)	—	(54)
Common stock retired	(3)	—	(54)	—	—	54	—	—
Common stock dividends	—	—	—	(76)	—	—	—	(76)
Share-based compensation	1	—	39	—	—	—	—	39
Contributions from noncontrolling interests	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2020	383	$38	$2,720	$586	$(117)	$—	$126	$3,353
Six Months Ended June 30, 2019
Balance as of December 31, 2018	450	$45	$4,486	$3,650	$1,027	$(22)	$—	$9,186
Effect of adoption of lease accounting	—	—	—	(19)	—	—	—	(19)
Net earnings	—	—	—	178	—	—	—	178
Other comprehensive loss, net of tax	—	—	—	—	(1,144)	—	—	(1,144)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(1,206)	—	(1,206)
Common stock retired	(43)	(4)	(1,204)	—	—	1,208	—	—
Common stock dividends	—	—	—	(71)	—	—	—	(71)
Share-based compensation	—	—	70	—	—	—	—	70
Balance as of June 30, 2019	410	$41	$3,352	$3,738	$(117)	$(20)	$—	$6,994

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

The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2020 and 2019 and Devon’s financial position as of June 30, 2020. As further discussed in Note 17, Devon reached an agreement to sell its Barnett Shale assets in December 2019, which was amended in April 2020, and sold its Canadian operations in the second quarter of 2019. Activity relating to Devon’s Barnett Shale assets, inclusive of properties divested as partial sales of the Barnett Shale common operating field in previous reporting periods located primarily in Johnson and Wise counties, Texas, and its Canadian operations are classified as discontinued operations within Devon’s consolidated statements of comprehensive earnings and consolidated statements of cash flows. The associated assets and liabilities of Devon’s Barnett Shale assets and Canadian operations are presented as assets and liabilities associated with discontinued operations on the consolidated balance sheets.

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

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil	$296	$750	$958	$1,409
Gas	72	73	142	211
NGL	56	113	131	235
Oil, gas and NGL sales	424	936	1,231	1,855

Oil	140	394	469	750
Gas	79	172	171	390
NGL	110	164	247	355
Total marketing revenues	329	730	887	1,495
Midstream revenues	2	—	4	—
Marketing and midstream revenues	331	730	891	1,495
Total revenues from contracts with customers	$755	$1,666	$2,122	$3,350

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

2.Divestitures

Discontinued Operations – Upstream Assets

In June 2019, Devon completed the sale of substantially all of its oil and gas assets and operations in Canada to Canadian Natural Resources Limited for proceeds, net of purchase price adjustments, of $2.6 billion ($3.4 billion Canadian dollars), and recognized a pre-tax gain of $223 million ($425 million, net of tax, primarily due to a significant deferred tax benefit) in 2019. Additional information can be found in Note 17.

Devon announced the sale of its Barnett Shale assets to BKV in December 2019 and subsequently amended the agreement in April 2020. Under the amended terms, Devon has agreed to sell its Barnett Shale assets for $570 million in cash, before purchase price adjustments, at closing, which is scheduled for October 1, 2020. Under the terms of the agreement, Devon received deposit funds of $170 million in April 2020. Devon recognized a $748 million asset impairment related to these assets in the fourth quarter of 2019 and an incremental $179 million asset impairment during the first quarter of 2020. Additional information can be found in Note 17.

Continuing Operations – Upstream Assets

During the first quarter of 2020, Devon entered into a farmout agreement in which the third party to the agreement can participate in the development of certain Devon-owned non-operated interests in the Delaware Basin. Under the agreement, Devon will periodically transfer working interests to the third party, who will then fund its share of operating and development costs. Once certain investment hurdles are met, a portion of the working interest held by the third party will revert back to Devon. No material activity occurred during the first six months of 2020.

In the first quarter of 2019, Devon received proceeds of approximately $300 million and recognized a $45 million net gain on asset dispositions, primarily from sales of non-core assets in the Permian Basin. In aggregate, the total estimated proved reserves associated with these divested assets were approximately 25 MMBoe.

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of June 30, 2020, Devon did not have any open interest rate swap contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of June 30, 2020, Devon did not hold any cash collateral of its counterparties.

Commodity Derivatives

As of June 30, 2020, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2020	87,750	$36.65	43,500	$50.96	$60.96
Q1-Q4 2021	23,558	$35.69	15,964	$41.24	$51.24

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2020	Argus MEH	52,500	$0.42
Q3-Q4 2020	Midland Sweet	32,000	$(1.23)
Q3-Q4 2020	NYMEX Roll	54,000	$0.38
Q1-Q4 2021	Midland Sweet	7,000	$1.27

As of June 30, 2020, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2020	59,150	$2.69	180,000	$1.96	$2.45
Q1-Q4 2021	18,699	$2.69	106,055	$2.31	$2.81

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2020	Panhandle Eastern Pipe Line	30,000	$(0.47)
Q3-Q4 2020	El Paso Natural Gas	65,000	$(0.78)
Q3-Q4 2020	Houston Ship Channel	30,000	$(0.02)
Q1-Q4 2021	El Paso Natural Gas	35,000	$(0.92)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2020, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2020	Ethane	7,500	$5.62
Q3-Q4 2020	Natural Gasoline	1,000	$44.84
Q3-Q4 2020	Normal Butane	1,500	$23.56
Q3-Q4 2020	Propane	4,500	$25.18

Financial Statement Presentation

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheets caption.

	June 30, 2020	December 31, 2019
Commodity derivative assets:
Other current assets	$95	$49
Other long-term assets	6	1
Total derivative assets	$101	$50
Commodity derivative liabilities:
Other current liabilities	$49	$30
Other long-term liabilities	9	1
Total derivative liabilities	$58	$31

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

	Six Months Ended June 30,
	2020	2019
G&A	$39	$44
Exploration expenses	—	1
Restructuring and transaction costs	—	24
Total	$39	$69
Related income tax benefit	$—	$10

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first six months of 2020. The following table presents a summary of Devon’s unvested restricted stock awards, performance-based restricted stock awards and performance share units granted under the plan.

			Performance-Based		Performance
	Restricted Stock Awards		Restricted Stock Awards		Share Units
	Awards	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/19	4,984	$29.65	153	$33.88	2,155		$40.35
Granted	3,051	$21.93	—	$—	688		$27.89
Vested	(1,847)	$29.26	(109)	$29.51	(455)		$52.56
Forfeited	(162)	$25.01	—	$—	(364)		$48.66
Unvested at 6/30/20	6,026	$25.98	44	$44.70	2,024	(1)	$31.87

(1)	A maximum of 4.0 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2020, as indicated in the previous summary table.

2020
Grant-date fair value	$27.89
Risk-free interest rate	1.36%
Volatility factor	38.4%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2020.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards	Awards	Share Units
Unrecognized compensation cost	$107	$—	$19
Weighted average period for recognition (years)	2.7	0.9	1.8

5.Asset Impairments

The following table presents a summary of Devon’s asset impairments. Unproved impairments shown below are included in exploration expenses in the consolidated statements of comprehensive earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proved oil and gas assets	$—	$—	$2,664	$—
Other assets	—	—	2	—
Total asset impairments	$—	$—	$2,666	$—

Unproved impairments	$3	$1	$113	$2

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Proved Oil and Gas and Other Asset Impairments

Reduced demand from the COVID-19 pandemic caused an unprecedented downturn in the price of oil. As a result, Devon reduced planned 2020 capital investment by 45%. With materially lower commodity prices and reduced near-term investment, Devon assessed all of its oil and gas fields for impairment as of March 31, 2020. For impairment determinations, Devon historically utilized NYMEX forward strip prices for the first five years and applied internally generated price forecasts for subsequent years. In response to the COVID-19 pandemic, the NYMEX forward market became highly illiquid as evidenced by materially reduced trading volumes for periods beyond 2021. Therefore, Devon supplemented the NYMEX forward strip prices with price forecasts published by reputable investment banks and reservoir engineering firms to estimate future revenues as of March 31, 2020. To measure indicated impairments, Devon used a market-based weighted-average cost of capital to discount the future net cash flows. These inputs are categorized as level 3 in the fair value hierarchy.

Devon recognized approximately $2.7 billion of proved asset impairments during the first quarter of 2020. These impairments related to the Anadarko Basin and Rockies fields in which the cost basis included acquisitions completed in 2016 and 2015, respectively, when commodity prices were much higher than they are today. During the first quarter of 2020, Devon recognized $2 million of product line fill impairments.

Unproved Impairments

Due to the downturn in the commodity price environment and reduced near-term investment as discussed above, Devon also recognized $113 million of unproved impairments during the first six months of 2020, primarily in the Rockies field.

6.Restructuring and Transaction Costs

During the first quarter of 2019, Devon announced workforce reductions and other initiatives designed to enhance its operational focus and cost structure in conjunction with the portfolio transformation discussed in Note 2. As a result, Devon recognized $63 million of restructuring expenses during the first six months of 2019. Of these expenses, $24 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, $5 million resulted from settlements of defined retirement benefits.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
	(Millions)
Balance as of December 31, 2019	$20	$1	$21
Changes related to prior years' restructurings	(13)	—	(13)
Balance as of June 30, 2020	$7	$1	$8

Balance as of December 31, 2018	$39	$3	$42
Changes related to prior years' restructurings	—	(2)	(2)
Balance as of June 30, 2019	$39	$1	$40

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings (loss) from continuing operations before income taxes	$(680)	$219	$(2,787)	$(278)

Current income tax expense (benefit)	$(3)	$3	$(109)	$(1)
Deferred income tax expense (benefit)	—	65	(311)	(50)
Total income tax expense (benefit)	$(3)	$68	$(420)	$(51)

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	0%	9%	1%	3%
Change in tax legislation	0%	0%	3%	0%
Other	(1%)	1%	(2%)	(6%)
Deferred tax asset valuation allowance	(20%)	0%	(8%)	0%
Effective income tax rate	0%	31%	15%	18%

Devon estimates its annual effective income tax rate to record its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020. The CARES Act allows net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five years to offset taxable income and generate a refund. Devon intends to carry net operating losses generated in 2019 and 2020 back to 2014 and 2015, respectively. As a result, Devon recorded a $96 million income tax benefit through the first six months of 2020, and expects to record an additional $2 million income tax benefit by the end of the year.

On July 28, 2020, the Department of Treasury issued final regulations regarding the provision of the Tax Cuts and Jobs Act that limits the deduction for business interest expense. Upon preliminary review of the regulations, there are provisions that may have a favorable impact to Devon. Upon completing a full review of the final regulations, Devon expects to record the effects of this tax legislation in the third quarter of 2020.

Throughout 2019, Devon maintained a valuation allowance against certain deferred tax assets, including certain tax credits and state net operating losses. Since then, reduced demand from the COVID-19 pandemic has caused an unprecedented downturn in the commodity price environment. As a result, Devon recorded significant impairments during the first quarter of 2020 and is now in a net deferred tax asset position. Devon reassessed its position and recorded a 100% valuation allowance against all net deferred tax assets as of March 31, 2020 and remains in a full valuation allowance position as of June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$(679)	$151	$(2,370)	$(227)
Attributable to participating securities	—	(2)	(1)	(1)
Basic and diluted earnings (loss) from continuing operations	$(679)	$149	$(2,371)	$(228)
Common shares:
Common shares outstanding - total	383	415	383	425
Attributable to participating securities	(6)	(6)	(6)	(6)
Common shares outstanding - basic	377	409	377	419
Dilutive effect of potential common shares issuable	—	2	—	—
Common shares outstanding - diluted	377	411	377	419
Net earnings (loss) per share from continuing operations:
Basic	$(1.80)	$0.37	$(6.29)	$(0.54)
Diluted	$(1.80)	$0.37	$(6.29)	$(0.54)
Antidilutive options (1)	—	1	—	1

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

9.	Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency translation:
Beginning accumulated foreign currency translation and other	$—	$1,194	$—	$1,159
Change in cumulative translation adjustment	—	43	—	78
Release of Canadian cumulative translation adjustment (1)	—	(1,237)	—	(1,237)
Ending accumulated foreign currency translation and other	—	—	—	—
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(118)	(130)	(119)	(132)
Recognition of net actuarial loss and prior service cost in earnings (2)	1	17	3	20
Income tax expense	—	(4)	(1)	(5)
Ending accumulated pension and postretirement benefits	(117)	(117)	(117)	(117)
Accumulated other comprehensive loss, net of tax	$(117)	$(117)	$(117)	$(117)

(1)

In conjunction with the sale of substantially all of its oil and gas assets and operations in Canada, Devon released the cumulative translation adjustment as part of its gain on the disposition of its Canadian business. See Note 17 for additional details.

(2)

These accumulated other comprehensive earnings (loss) components are included in the computation of net periodic benefit cost, which is a component of other expenses in the accompanying consolidated statements of comprehensive earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Changes in assets and liabilities, net:
Accounts receivable	$80	$39	$318	$10
Income tax receivable	1	(1)	(112)	(1)
Other current assets	30	(6)	(8)	3
Other long-term assets	—	(7)	(24)	(15)
Accounts payable	(44)	14	(2)	(37)
Revenues and royalties payable	(145)	(62)	(258)	(16)
Other current liabilities	(16)	(66)	(97)	(89)
Other long-term liabilities	(5)	14	28	9
Total	$(99)	$(75)	$(155)	$(136)
Supplementary cash flow data - total operations:
Interest paid	$66	$108	$130	$161
Income taxes paid	$21	$10	$172	$16

As of June 30, 2020 and December 31, 2019, Devon had approximately $130 million and $250 million, respectively, of accrued capital expenditures included in “Total property and equipment, net” and “Accounts payable” on the consolidated balance sheets.

11.	Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2020	December 31, 2019
Oil, gas and NGL sales	$228	$452
Joint interest billings	95	168
Marketing and midstream revenues	114	207
Other	88	13
Gross accounts receivable	525	840
Allowance for doubtful accounts	(10)	(8)
Net accounts receivable	$515	$832

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2020	December 31, 2019
Property and equipment:
Proved	$28,200	$27,668
Unproved and properties under development	483	583
Total oil and gas	28,683	28,251
Less accumulated DD&A	(24,010)	(20,693)
Oil and gas property and equipment, net	4,673	7,558
Other property and equipment	1,735	1,725
Less accumulated DD&A	(722)	(690)
Other property and equipment, net (1)	1,013	1,035
Property and equipment, net	$5,686	$8,593

(1)	$96 million and $80 million related to CDM in 2020 and 2019, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the first six months of 2020, Devon recognized asset impairments of $2.7 billion primarily related to proved oil and gas assets and $113 million of unproved impairments, which significantly reduced the carrying value of its property and equipment, net. See Note 5 for additional details.

13.	Debt and Related Expenses

        See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	June 30, 2020	December 31, 2019
5.85% due December 15, 2025	$485	$485
7.50% due September 15, 2027	73	73
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(20)	(20)
Debt issuance costs	(33)	(35)
Total long-term debt	$4,296	$4,294

Devon has a $3.0 billion Senior Credit Facility. As of June 30, 2020, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as impairments. As of June 30, 2020, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 19.3%.

Retirement of Senior Notes

In January 2019, Devon repaid the $162 million of 6.30% senior notes at maturity.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest based on debt outstanding	$65	$65	$130	$130
Interest income	(2)	(7)	(7)	(18)
Other	6	8	11	14
Total net financing costs	$69	$66	$134	$126

14.Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$225	$6	$231	$229	$14	$243
Lease liabilities:
Current lease liabilities (1)	$7	$4	$11	$7	$10	$17
Long-term lease liabilities	242	3	245	240	4	244
Total lease liabilities	$249	$7	$256	$247	$14	$261

(1)Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Six Months Ended June 30,
	2020	2019
Asset retirement obligations as of beginning of period	$398	$484
Liabilities incurred	11	8
Liabilities settled and divested	(21)	(39)
Revision of estimated obligation	4	(62)
Accretion expense on discounted obligation	10	11
Asset retirement obligations as of end of period	402	402
Less current portion	11	15
Asset retirement obligations, long-term	$391	$387

During the first six months of 2019, Devon reduced its asset retirement obligations by $62 million, primarily due to changes in the future cost estimates and retirement dates for its oil and gas assets. Additionally, during the first six months of 2019, Devon reduced its asset retirement obligations by $29 million as a result of the non-core asset divestitures. For additional information, see Note 2.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

The table below summarizes the dividends Devon paid on its common stock.

	Amounts	Rate Per Share
Quarter Ended 2020:
First quarter	$34	$0.09
Second quarter	42	$0.11
Total year-to-date	$76
Quarter Ended 2019:
First quarter	$34	$0.08
Second quarter	37	$0.09
Total year-to-date	$71

Devon raised its quarterly dividend by 22%, to $0.11 per share, beginning in the second quarter of 2020. In the second quarter of 2019, Devon increased the quarterly dividend rate from $0.08 to $0.09 per share.

On August 4, 2020, our Board of Directors approved a $0.26 per share (approximately $100 million total) special dividend to be payable as of October 1, 2020, to holders of record as of August 14, 2020.

17.	Discontinued Operations and Assets Held For Sale

Barnett Shale

In 2019, Devon announced that it had entered into an agreement to sell its Barnett Shale assets to BKV and subsequently amended the agreement in April 2020. Under the amended terms, Devon has agreed to sell its Barnett Shale assets for $570 million in cash, before purchase price adjustments, at closing, which is scheduled for October 1, 2020. Additionally, the agreement provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commences on January 1, 2021 and has a term of four years. Under the terms of the agreement, Devon received deposit funds of $170 million in April 2020. The deposit is being held by Devon pursuant to the terms of the sale agreement, which only requires Devon to return such funds to BKV in the event the transaction does not close as a result of Devon’s breach of its closing obligations. The deposit is classified as current liabilities associated with discontinued operations on Devon’s consolidated balance sheets.

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

As of June 30, 2020, Devon has restricted approximately $20 million of cash to fund obligations in connection with the abandonment of certain gas processing contracts related to divestitures of other Barnett Shale assets that occurred in 2018 and is classified as cash restricted for discontinued operations on the consolidated balance sheets. Cash payments for these charges total approximately $2 million per quarter.

Canada

In the second quarter of 2019, Devon completed the sale of its Canadian business for $2.6 billion ($3.4 billion Canadian dollars), net of purchase price adjustments, and recognized a pre-tax gain of $223 million ($425 million net of tax, primarily due to a significant deferred tax benefit) in 2019. Current (cash) income and withholding taxes associated with the Canadian business were

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

approximately $175 million and were paid in the first half of 2020. The disposition of substantially all of Devon’s Canadian oil and gas assets resulted in Devon releasing its historical cumulative foreign currency translation adjustment of $1.2 billion from accumulated other comprehensive earnings to be included within the gain computation. The historical cumulative foreign currency translation portion of the gain is not taxable.

During the third quarter of 2019, Devon utilized a portion of the sales proceeds to early retire its $500 million of the 4.00% senior notes due July 15, 2021 and $1.0 billion of the 3.25% senior notes due May 15, 2022. Devon recognized a charge on the early retirement of these notes consisting of $52 million in cash retirement costs and $6 million of noncash charges.

As of June 30, 2020, Devon has restricted approximately $175 million of cash to fund obligations retained related to the Canadian business and is classified as cash restricted for discontinued operations on the consolidated balance sheets. The remaining obligations consist of a firm transportation agreement and office leases. Cash payments for these charges total approximately $6 million per quarter.

The following table presents the amounts reported in the consolidated statements of comprehensive earnings as discontinued operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	Barnett Shale	Canada	Total	Barnett Shale	Canada	Total
2020
Oil, gas and NGL sales	$77	$—	$77	$169	$—	$169
Total revenues	77	—	77	169	—	169
Production expenses	74	—	74	148	—	148
Asset impairments	—	—	—	179	—	179
Asset dispositions	—	(2)	(2)	—	(2)	(2)
General and administrative expenses	—	—	—	—	1	1
Financing costs, net	—	—	—	—	(2)	(2)
Other expenses	2	(6)	(4)	(11)	4	(7)
Total expenses	76	(8)	68	316	1	317
Earnings (loss) from discontinued operations before income taxes	1	8	9	(147)	(1)	(148)
Income tax benefit	—	—	—	(32)	—	(32)
Net earnings (loss) from discontinued operations, net of tax	$1	$8	$9	$(115)	$(1)	$(116)
2019
Oil, gas and NGL sales	$115	$379	$494	$264	$730	$994
Oil, gas and NGL derivatives	—	9	9	—	(95)	(95)
Marketing and midstream revenues	—	12	12	—	38	38
Total revenues	115	400	515	264	673	937
Production expenses	76	153	229	157	294	451
Exploration expenses	—	4	4	—	13	13
Marketing and midstream expenses	—	9	9	—	18	18
Depreciation, depletion and amortization	20	49	69	40	128	168
Asset impairments	—	37	37	—	37	37
Asset dispositions	1	(189)	(188)	2	(189)	(187)
General and administrative expenses	—	13	13	—	31	31
Financing costs, net	—	13	13	—	26	26
Restructuring and transaction costs	—	236	236	—	239	239
Other expenses	—	31	31	6	3	9
Total expenses	97	356	453	205	600	805
Earnings from discontinued operations before income taxes	18	44	62	59	73	132
Income tax expense (benefit)	3	(285)	(282)	12	(285)	(273)
Net earnings from discontinued operations, net of tax	$15	$329	$344	$47	$358	$405

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the carrying amounts of the assets and liabilities associated with discontinued operations on the consolidated balance sheets.

	As of June 30, 2020			As of December 31, 2019
	Barnett Shale	Canada	Total	Barnett Shale	Canada	Total
Cash restricted for discontinued operations	$20	$175	$195	$25	$355	$380

Accounts receivable	$47	$2	$49	$38	$1	$39
Other current assets	5	2	7	5	2	7
Oil and gas property and equipment, based on successful efforts accounting, net	593	—	593	751	—	751
Other property and equipment, net	11	—	11	11	—	11
Goodwill	88	—	88	88	—	88
Other long-term assets	—	82	82	—	81	81
Total assets associated with discontinued operations	$744	$86	$830	$893	$84	$977

Accounts payable	$18	$3	$21	$15	$4	$19
Revenues and royalties payable	33	3	36	44	3	47
Other current liabilities	188	53	241	19	233	252
Asset retirement obligations	143	—	143	141	—	141
Other long-term liabilities	15	147	162	16	169	185
Total liabilities associated with discontinued operations	$397	$206	$603	$235	$409	$644

18.	Commitments and Contingencies

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Various municipalities and other governmental and private parties in California have filed legal proceedings against certain oil and gas companies, including Devon, seeking relief to abate alleged impacts of climate change. These proceedings include far-reaching claims for monetary damages and injunctive relief. Although Devon cannot predict the ultimate outcome of these matters, Devon believes these claims to be baseless and intends to vigorously defend against the proceedings.

19.	Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, cash restricted for discontinued operations, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2020 and December 31, 2019, as applicable. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, information regarding the fair values of oil and gas assets is provided in Note 5.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
June 30, 2020 assets (liabilities):
Cash equivalents	$831	$831	$831	$—
Commodity derivatives	$101	$101	$—	$101
Commodity derivatives	$(58)	$(58)	$—	$(58)
Debt	$(4,296)	$(4,382)	$—	$(4,382)
December 31, 2019 assets (liabilities):
Cash equivalents	$702	$702	$702	$—
Commodity derivatives	$50	$50	$—	$50
Commodity derivatives	$(31)	$(31)	$—	$(31)
Debt	$(4,294)	$(5,376)	$—	$(5,376)

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

Debt – Devon’s debt instruments do not consistently trade actively in an established market. The fair values of its debt are estimated based on rates available for debt with similar terms and maturity when active trading is not available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2020 compared to previous periods and in our financial condition and liquidity since December 31, 2019. For information regarding our critical accounting policies and estimates, see our 2019 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•

Health and safety – The COVID-19 team has developed and implemented a number of safety measures, which have successfully kept our workforce healthy and safe. The COVID-19 team has established an informational campaign to provide employees an understanding of the virus risk factors and safety measures, as well as timely updates from governmental stay-at-home regulations. Expectations have also been set for employees to communicate immediately if they, or someone they have been in contact with, has experienced symptoms or tested positive for COVID-19. Other measures have included closing all of Devon’s office buildings and locations to the public, implementing social distancing and encouraging employees to work from home. Beginning in late March, more than 90% of the workforce assigned to Devon’s Oklahoma City Headquarters office were primarily working from home until the vast majority returned to the office late in the second quarter. The COVID-19 team also strongly encourages employees to wear masks, reinforces social distancing measures and continues to perform targeted and routine intensive and deep cleaning of all Devon office locations.

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

This outbreak and the related responses of governmental authorities and others to limit the spread of the virus have significantly reduced global economic activity, resulting in an unprecedented decline in the demand for oil and other commodities. This supply-and-demand imbalance was exacerbated by uncertainty regarding the future global supply of oil due to disputes between Russia and the members of OPEC in March 2020. These factors caused a swift and material deterioration in commodity prices in early 2020, with NYMEX WTI oil prices falling from a high of over $60/Bbl at the beginning of the year to below $20/Bbl in April 2020. By the end of the second quarter of 2020, NYMEX WTI oil prices recovered to approximately $40/Bbl.

Despite the current economic challenges, we remain focused on building economic value by executing on our strategic priorities of maximizing free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•	Efficiency gains drove second quarter capital expenditures 10% below our plan, which had already been reduced 45% in response to COVID-19 effects on commodity benchmark prices
•	Second-quarter oil production totaled 153 MBbls/d, exceeding our plan by 2%
•	Operating costs continued to decline in the second quarter led by 17% and 23% decreases from the first quarter for production and administrative expenses, respectively
•	Initiatives are underway to deliver $300 million of sustainable, annualized cash cost reductions by year-end 2020
•	Exited the second-quarter with $4.7 billion of liquidity, including $1.7 billion of cash, with no near-term debt maturities
•	Accelerating Barnett Shale closing to October 1, 2020, from previously scheduled date of December 31, 2020
•	Board of Directors approved a $0.26 per share (approximately $100 million total) special dividend payable as of October 1, 2020
•	Board of Directors approved a $1.5 billion debt repurchase plan

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

Our net earnings in recent quarters have been significantly impacted by divestiture transactions, asset impairments and temporary, noncash adjustments to the value of our commodity hedges. Net earnings in the second quarter of 2020 included a $0.5 billion hedge valuation loss, net of tax. Net earnings in the first quarter of 2020 included $2.3 billion of asset impairments on our proved and unproved properties and a $0.5 billion hedge valuation gain, both net of taxes. Net earnings in the fourth quarter of 2019 included $0.6 billion of asset impairments and a $0.1 billion hedge valuation loss, both net of taxes. Net earnings in the second quarter of 2019 included $0.3 billion for net after-tax gains and charges related to our Canadian disposition. Excluding these amounts, our core earnings have been more stable over recent quarters but continue to be heavily influenced by commodity prices.

Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our financial results were challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic. Our earnings declined from the first quarter of 2020 to the second quarter of 2020 due to a decrease in overall commodity prices. Led by a 39% decrease in WTI from the first quarter of 2020 to the second quarter of 2020, our unhedged combined realized price dropped 44%. In response to this commodity price environment, we were able to reduce our production and general and administrative costs 19% compared to the first quarter of 2020.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. EBITDAX, which excludes financial amounts related to discontinued operations, and operating cash flows were significantly lower during the second quarter of 2020 resulting from impacts of the COVID-19 pandemic and declines in commodity prices. As operating cash flow has declined, we have reduced our 2020 capital development plans approximately $800 million, or 45% compared to the original capital budget.

We exited the second quarter of 2020 with $4.7 billion of liquidity comprised of $1.7 billion of cash, inclusive of $195 million of cash restricted for discontinued operations, and $3.0 billion of available credit under our Senior Credit Facility. We have $4.3 billion of debt outstanding with no maturities until the end of 2025. We currently have approximately 95% of our expected oil production and approximately 45% of our expected gas production protected with hedges for the remainder of 2020. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests. Analysis of the change in net earnings from continuing operations is shown below and analysis of the change in net earnings from discontinued operations is shown on page 36.

Continuing Operations

Q2 2020 vs. Q1 2020

Our second quarter 2020 net loss from continuing operations was $677 million, compared to a net loss of $1.7 billion for the first quarter of 2020. The graph below shows the change in net loss from the first quarter of 2020 to the second quarter of 2020. The material changes are further discussed by category on the following pages.

Production Volumes

	Q2 2020	% of Total	Q1 2020	Change
Oil (MBbls/d)
Delaware Basin	79	52%	84	- 5%
Powder River Basin	18	12%	21	- 14%
Eagle Ford	27	18%	26	+4%
Anadarko Basin	21	13%	24	- 11%
Other	8	5%	8	- 6%
Total	153	100%	163	- 6%

	Q2 2020	% of Total	Q1 2020	Change
Gas (MMcf/d)
Delaware Basin	241	39%	244	- 1%
Powder River Basin	20	3%	29	- 29%
Eagle Ford	87	14%	86	+2%
Anadarko Basin	262	43%	272	- 4%
Other	4	1%	3	+13%
Total	614	100%	634	- 3%

	Q2 2020	% of Total	Q1 2020	Change
NGLs (MBbls/d)
Delaware Basin	29	42%	37	- 22%
Powder River Basin	2	3%	3	- 15%
Eagle Ford	12	17%	9	+27%
Anadarko Basin	25	37%	30	- 14%
Other	1	1%	1	- 37%
Total	69	100%	80	- 13%

	Q2 2020	% of Total	Q1 2020	Change
Combined (MBoe/d)
Delaware Basin	149	46%	162	- 8%
Powder River Basin	24	7%	29	- 17%
Eagle Ford	53	16%	50	+7%
Anadarko Basin	90	28%	98	- 8%
Other	9	3%	9	- 6%
Total	325	100%	348	- 7%

From the first quarter of 2020 to the second quarter of 2020, a decrease in volumes contributed to a $51 million decrease in earnings. Due to the challenged macro-economic environment, planned 2020 capital expenditures were reduced by 45% and certain marginal wells were shut-in during the second quarter resulting in lower volumes. The majority of the shut-in production was restored by the end of the second quarter.

In response to the challenged current macro-economic environment and the timing of completions, we expect volumes to continue to decrease for the second half of 2020. Volumes for the third quarter are expected to range from approximately 301 to 318 MBoe/d and improve in the fourth quarter due to timing of completions.

Field Prices

	Q2 2020	Realization	Q1 2020	Change
Oil (per Bbl)
WTI index	$28.42		$46.44	- 39%
Realized price, unhedged	$21.25	75%	$44.59	- 52%
Cash settlements	$15.25		$5.14
Realized price, with hedges	$36.50	128%	$49.73	- 27%

	Q2 2020	Realization	Q1 2020	Change
Gas (per Mcf)
Henry Hub index	$1.71		$1.95	- 12%
Realized price, unhedged	$1.29	76%	$1.21	+7%
Cash settlements	$0.28		$0.36
Realized price, with hedges	$1.57	92%	$1.57	+0%

	Q2 2020	Realization	Q1 2020	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$12.57		$14.39	- 13%
Realized price, unhedged	$8.89	71%	$10.40	- 15%
Cash settlements	$0.51		$0.61
Realized price, with hedges	$9.40	75%	$11.01	- 15%

(1)Based upon composition of our NGL barrel.

	Q2 2020	Q1 2020	Change
Combined (per Boe)
Realized price, unhedged	$14.37	$25.43	- 44%
Cash settlements	$7.83	$3.20
Realized price, with hedges	$22.20	$28.63	- 22%

From the first quarter of 2020 to the second quarter of 2020, field prices contributed to a $332 million decrease in earnings. Unhedged realized oil and NGL prices decreased primarily due to lower WTI and Mont Belvieu index prices. These decreases were partially offset by favorable hedge cash settlements across each of our products.

As prices deteriorated towards the end of the first quarter from the COVID-19 pandemic, we added additional oil and gas hedges for the remainder of 2020 and the year 2021. We currently have approximately 95% of our remaining 2020 oil production hedged with an average floor price of $41/Bbl and approximately 45% of our remaining 2020 gas production hedged with an average floor price of $2.20/Mcf. Additionally, we continue to build our 2021 hedge positions at market prices.

Hedge Settlements

	Q2 2020	Q1 2020	Change
	Q
Oil	$213	$76	+180%
Natural gas	15	21	- 29%
NGL	4	4	+0%
Total cash settlements (1)	$232	$101	+130%
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q2 2020	Q1 2020	Change
LOE	$108	$126	- 14%
Gathering, processing & transportation	123	130	- 5%
Production taxes	25	56	- 55%
Property taxes	7	6	+2%
Total	$263	$318	- 17%
Per Boe:
LOE	$3.69	$3.96	- 7%
Gathering, processing & transportation	$4.16	$4.11	+1%
Percent of oil, gas and NGL sales:
Production taxes	5.9%	6.9%	- 14%

LOE and gathering, processing and transportation costs decreased in the second quarter due to the challenged macro-economic environment which resulted in lower activity levels. Additionally, production taxes decreased due to lower oil, gas and NGL sales.

Field-Level Cash Margin

The table below presents the field-level cash margin for each of our operating areas. Field-level cash margin is computed as oil, gas and NGL sales less production expenses and is not prepared in accordance with GAAP. A reconciliation to the comparable GAAP measures is found in “Non-GAAP Measures” in this Item 2. The changes in production volumes, field prices and production expenses, shown above, had the following impact on our field-level cash margins by asset.

	Q2 2020	$ per BOE	Q1 2020	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$106	$7.81	$260	$17.72
Powder River Basin	20	$9.09	54	$20.48
Eagle Ford	22	$4.50	87	$19.20
Anadarko Basin	13	$1.67	74	$8.22
Other	—	$0.10	14	$15.55
Total	$161	$5.45	$489	$15.41

Due to lower commodity benchmark prices, our unhedged realized price per Boe dropped 44% from the first quarter to the second quarter of 2020. These lower realizations dramatically reduced our field-level cash margin and other performance measures. Consequently, we have initiatives underway to reduce annualized expenses $300 million by the end of 2020. These initiatives include decreasing annualized production expenses $125 million and general and administrative expenses $100 million. These savings will be generated from adjustments to our workforce and production operations, as well as expiries of minimum volume commitments. We also intend to reduce net financing costs $75 million upon repurchasing up to $1.5 billion of debt as authorized by our Board of Directors.

DD&A and Asset Impairments

	Q2 2020	Q1 2020	Change
Oil and gas per Boe	$9.33	$11.90	- 22%

Oil and gas	$276	$377	- 27%
Other property and equipment	23	24	- 2%
Total	$299	$401	- 25%

Asset impairments	$—	$2,666	N/M

Asset impairments were $2.7 billion in the first quarter of 2020 due to significant decreases in commodity prices since the end of 2019 resulting primarily from the COVID-19 pandemic. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

DD&A decreased in the second quarter primarily due to lower volumes and lower rates resulting from impairments recorded in the first quarter of 2020.

General and Administrative Expenses

	Q2 2020	Q1 2020	Change
Labor and benefits (net of reimbursements)	$45	$66	- 32%
Non-labor	34	36	- 6%
Total	$79	$102	- 23%

G&A decreased primarily as a result of lower employee costs and benefits.

Other Items

	Q2 2020	Q1 2020	Change in earnings
Commodity hedge valuation changes (1)	$(593)	$619	$(1,212)
Marketing and midstream operations	(8)	(18)	10
Exploration expenses	12	112	100
Net financing costs	69	65	(4)
Other expenses	13	(48)	(61)
			$(1,167)
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Marketing and midstream operations improved primarily due to downstream product inventory impairments of $17 million recognized in the first quarter of 2020.

Exploration expenses decreased due to $110 million of unproved asset impairments during the first quarter of 2020. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Other expenses increased due to a severance tax refund recorded in the first quarter of 2020 related to prior periods.

Income Taxes

	Q2 2020	Q1 2020
Current benefit	$(3)	$(106)
Deferred benefit	—	(311)
Total benefit	$(3)	$(417)
Effective income tax rate	0%	20%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

2020 vs. 2019

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

Q2 2020 vs. Q2 2019

Our second quarter 2020 net loss from continuing operations was $677 million, compared to net earnings of $151 million in the second quarter of 2019. The graph below shows the change in net earnings (loss) from the second quarter of 2019 to the second quarter of 2020. The material changes are further discussed on the following pages.

June 30, YTD 2020 vs. June 30, YTD 2019

Our six months ended June 30, 2020 net loss from continuing operations was $2.4 billion, compared to a net loss of $227 million for the six months ended June 30, 2019. The graph below shows the change in the net loss from the six months ended June 30, 2019 to the six months ended June 30, 2020. The material changes are further discussed on the following pages.

Production Volumes

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% of Total	2019	Change	2020	% of Total	2019	Change
Oil (MBbls/d)
Delaware Basin	79	52%	67	+19%	81	51%	63	+29%
Powder River Basin	18	12%	15	+20%	20	13%	15	+30%
Eagle Ford	27	18%	23	+16%	27	17%	24	+11%
Anadarko Basin	21	13%	31	- 32%	22	14%	32	- 30%
Other	8	5%	8	- 1%	8	5%	9	- 8%
Total	153	100%	144	+6%	158	100%	143	+11%
Gas (MMcf/d)
Delaware Basin	241	39%	158	+52%	242	39%	152	+60%
Powder River Basin	20	3%	22	- 7%	24	4%	20	+21%
Eagle Ford	87	14%	81	+8%	87	14%	82	+6%
Anadarko Basin	262	43%	313	- 16%	267	43%	323	- 17%
Other	4	1%	4	+0%	4	0%	6	- 38%
Total	614	100%	578	+6%	624	100%	583	+7%
NGLs (MBbls/d)
Delaware Basin	29	42%	27	+8%	33	45%	25	+33%
Powder River Basin	2	3%	2	+20%	3	3%	2	+32%
Eagle Ford	12	17%	12	- 7%	10	14%	12	- 13%
Anadarko Basin	25	37%	40	- 37%	28	37%	38	- 27%
Other	1	1%	1	- 40%	1	1%	1	- 35%
Total	69	100%	82	- 15%	75	100%	78	- 5%
Combined (MBoe/d)
Delaware Basin	149	46%	120	+24%	155	46%	113	+37%
Powder River Basin	24	7%	21	+15%	27	8%	21	+28%
Eagle Ford	53	16%	49	+8%	52	15%	50	+3%
Anadarko Basin	90	28%	124	- 27%	94	28%	123	- 24%
Other	9	3%	10	- 9%	9	3%	11	- 15%
Total	325	100%	324	+0%	337	100%	318	+6%

From the second quarter of 2019 to the second quarter of 2020, an increase in higher-margin oil volumes contributed to a $34 million increase in earnings. From the six months ended 2019 to the six months ended 2020, an increase in volumes contributed to a $166 million increase in earnings. Continued development in the Delaware Basin and Powder River Basin has resulted in higher production volumes during 2020 compared to 2019. These increases were partially offset by significantly lower activity in the Anadarko Basin.

Field Prices

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	Realization	2019	Change	2020	Realization	2019	Change
Oil (per Bbl)
WTI index	$28.42		$59.85	- 53%	$37.43		$57.36	- 35%
Realized price, unhedged	$21.25	75%	$57.11	- 63%	$33.27	89%	$54.51	- 39%
Cash settlements	$15.25		$(0.41)		$10.04		$1.59
Realized price, with hedges	$36.50	128%	$56.70	- 36%	$43.31	116%	$56.10	- 23%
Gas (per Mcf)
Henry Hub index	$1.71		$2.64	- 35%	$1.83		$2.90	- 37%
Realized price, unhedged	$1.29	76%	$1.38	- 6%	$1.25	68%	$2.00	- 38%
Cash settlements	$0.28		$0.34		$0.32		$0.02
Realized price, with hedges	$1.57	92%	$1.72	- 9%	$1.57	86%	$2.02	- 22%
NGLs (per Bbl)
Mont Belvieu blended index (1)	$12.57		$19.05	- 34%	$13.48		$21.00	- 36%
Realized price, unhedged	$8.89	71%	$15.00	- 41%	$9.70	72%	$16.57	- 41%
Cash settlements	$0.51		$1.40		$0.56		$1.06
Realized price, with hedges	$9.40	75%	$16.40	- 43%	$10.26	76%	$17.63	- 42%
Combined (per Boe)
Realized price, unhedged	$14.37		$31.79	- 55%	$20.09		$32.21	- 38%
Cash settlements	$7.83		$0.79		$5.43		$1.00
Total	$22.20		$32.58	- 32%	$25.52		$33.21	- 23%
(1)	Based upon composition of our NGL barrel.

From the second quarter of 2019 to the second quarter of 2020, field prices contributed to a $546 million decrease in earnings. From the six months ended 2019 to the six months ended 2020, field prices contributed to a $790 million decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. These decreases were partially offset by favorable hedge cash settlements across each of our products.

Hedge Settlements

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil	$213	$(6)	$289	$40
Natural gas	15	18	36	2
NGL	4	11	8	15
Total cash settlements (1)	$232	$23	$333	$57
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Production Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
LOE	$108	$114	- 6%	$234	$224	+5%
Gathering, processing & transportation	123	111	+11%	253	220	+15%
Production taxes	25	64	- 60%	81	124	- 35%
Property taxes	7	7	- 2%	13	11	+15%
Total	$263	$296	- 11%	$581	$579	+0%
Per Boe:
LOE	$3.69	$3.85	- 4%	$3.83	$3.90	- 2%
Gathering, processing & transportation	$4.16	$3.78	+10%	$4.13	$3.82	+8%
Percent of oil, gas and NGL sales:
Production taxes	5.9%	6.8%	- 13%	6.6%	6.7%	- 2%

An increase in gathering, processing and transportation costs from the six months ended 2019 to the six months ended 2020 was due to higher volumes and the Anadarko minimum volume commitments which are set to expire at the end of 2020. These increases were offset by lower production taxes resulting from lower oil, gas and NGL sales.

Field-Level Cash Margin

The changes in production volumes, field prices and production expenses, shown above, had the following impact on our field-level cash margins by asset.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ per BOE	2019	$ per BOE	2020	$ per BOE	2019	$ per BOE
Field-Level Cash Margin (non-GAAP)
Delaware Basin	$106	$7.81	$267	$24.46	$366	$12.97	$501	$24.43
Powder River Basin	20	$9.09	60	$31.79	74	$15.31	110	$29.44
Eagle Ford	22	$4.50	120	$26.63	109	$11.58	249	$27.58
Anadarko Basin	13	$1.67	177	$15.77	87	$5.09	380	$17.01
Other	—	$0.10	17	$18.93	14	$8.16	36	$18.17
Total	$161	$5.45	$641	$21.78	$650	$10.60	$1,276	$22.15

DD&A and Asset Impairments

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Oil and gas per Boe	$9.33	$11.74	- 20%	$10.66	$11.73	- 9%

Oil and gas	$276	$345	- 20%	$653	$676	- 3%
Other property and equipment	23	29	- 20%	47	58	- 19%
Total	$299	$374	- 20%	$700	$734	- 5%

Asset impairments	$—	$—	N/M	$2,666	$—	N/M

DD&A decreased primarily due to lower rates resulting from asset impairments recorded in the first quarter of 2020.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Labor and benefits (net of reimbursements)	$45	$74	- 40%	$111	$160	- 31%
Non-labor	34	40	- 13%	70	89	- 21%
Total	$79	$114	- 31%	$181	$249	- 27%

Labor and benefits and non-labor expenses decreased primarily as a result of continued workforce reduction and cost savings initiatives.

Other Items

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change in earnings	2020	2019	Change in earnings
Commodity hedge valuation changes (1)	$(593)	$117	$(710)	$26	$(522)	$548
Marketing and midstream operations	(8)	17	(25)	(26)	32	(58)
Exploration expenses	12	7	(5)	124	11	(113)
Asset dispositions	—	(2)	(2)	—	(47)	(47)
Net financing costs	69	66	(3)	134	126	(8)
Restructuring and transaction costs	—	12	12	—	63	63
Other expenses	13	7	(6)	(35)	(15)	20
			$(739)			$405

(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Marketing and midstream operations decreased approximately $58 million for the first six months ended 2020 compared to the first six months ended 2019 primarily due to lower commodity prices resulting from the challenged macro-economic environment in 2020, as well as downstream product inventory impairments of $17 million recognized in the first quarter of 2020.

Exploration expenses increased approximately $113 million for the first six months ended 2020 compared to the first six months ended 2019 primarily due to $113 million in unproved asset impairments in the first six months of 2020. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Devon recognized $63 million in restructuring expenses during the first six months of 2019 due to workforce reductions and other initiatives designed to enhance its operational focus and cost structure. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Discontinued Operations

Results of Operations – Discontinued Operations

The table below presents key components from discontinued operations for the time periods presented. Discontinued operations include the Canadian business that Devon sold in June 2019 and the Barnett Shale assets that Devon has contracted to sell and which is scheduled to close on October 1, 2020. For additional information on discontinued operations, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Oil, gas and NGL sales	$77	$92	$494	$169	$994
Oil, gas and NGL derivatives	$—	$—	$9	$—	$(95)
Production expenses	$74	$74	$229	$148	$451
Asset impairments	$—	$179	$37	$179	$37
Asset dispositions	$(2)	$—	$(188)	$(2)	$(187)
Restructuring and transaction costs	$—	$—	$236	$—	$239
Earnings (loss) from discontinued operations before income taxes	$9	$(157)	$62	$(148)	$132
Income tax benefit	$—	$(32)	$(282)	$(32)	$(273)
Net earnings (loss) from discontinued operations, net of tax	$9	$(125)	$344	$(116)	$405

Production (MMBoe):
Barnett Shale	9	9	9	18	18
Canada	—	—	9	—	19
Total production	9	9	18	18	37
Realized price, unhedged (per Boe) - Barnett Shale	$8.89	$10.16	$12.57	$9.54	$14.38
Realized price, unhedged (per Boe) - Canada	N/A	N/A	$43.03	N/A	$38.41

Q2 2020 vs. Q1 2020

Net earnings (loss) from discontinued operations, net of tax increased $134 million from the first quarter of 2020 to the second quarter of 2020. During the first quarter of 2020, we recognized $179 million in asset impairments on our Barnett Shale assets due to the amended terms of the Barnett Shale sales agreement. This increase in earnings was partially offset by lower gas and NGL sales in the second quarter resulting from lower commodity prices.

Q2 2020 vs. Q2 2019

Net earnings from discontinued operations, net of tax decreased $335 million from the second quarter of 2019 to the second quarter of 2020. Net earnings decreased primarily due to the divestment of Devon’s Canadian operations during the second quarter of 2019.

June 30, 2020 YTD vs. June 30, 2019 YTD

Net earnings (loss) from discontinued operations, net of tax decreased $521 million for the first six months ended June 30, 2020 compared to the first six months ended June 30, 2019. Net earnings decreased primarily due to the divestment of Devon’s Canadian operations during the second quarter of 2019, as well as lower revenues resulting from the challenged macro-economic environment in 2020. Additionally, 2020 includes $179 million in incremental asset impairments to our Barnett Shale assets related to the amended terms of the Barnett Shale sales agreement during the first quarter of 2020.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating cash flow from continuing operations	$150	$432	$679	$868
Divestitures of property and equipment	3	28	28	338
Capital expenditures	(307)	(486)	(732)	(976)
Acquisitions of property and equipment	(1)	(13)	(5)	(23)
Debt activity, net	—	—	—	(162)
Repurchases of common stock	—	(187)	(38)	(1,185)
Common stock dividends	(42)	(37)	(76)	(71)
Contributions from noncontrolling interests	6	—	11	—
Distributions to noncontrolling interests	(3)	—	(6)	—
Other	—	(3)	(17)	(23)
Net change in cash, cash equivalents and restricted cash from discontinued operations	136	2,764	(19)	2,641
Net change in cash, cash equivalents and restricted cash	$(58)	$2,498	$(175)	$1,407
Cash, cash equivalents and restricted cash at end of period	$1,669	$3,853	$1,669	$3,853

Operating Cash Flow

Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our financial results were challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic. As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. During the six months ended June 30, 2020, our operating cash flow funded approximately 85% of our capital expenditures and dividends.

Divestitures of Property and Equipment

During the first six months of 2019, we sold non-core U.S. assets for approximately $338 million, net of customary purchase price adjustments. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures and Acquisitions of Property and Equipment

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Delaware Basin	$192	$245	$413	$470
Powder River Basin	46	60	131	116
Eagle Ford	42	54	136	109
Anadarko Basin	10	93	18	229
Other	3	15	6	26
Total oil and gas	293	467	704	950
Midstream	11	11	19	11
Other	3	8	9	15
Total capital expenditures	$307	$486	$732	$976
Acquisitions	$1	$13	$5	$23

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital program is designed to operate within or near operating cash flow. This is evidenced by our operating cash flow funding approximately 90% of our capital expenditures for the six months ended June 30, 2020. Our capital investment program is driven by a disciplined allocation process focused on returns. Our capital expenditures are lower in 2020 primarily due to our decreased spending in the Anadarko Basin, partially offset by increased capital investment in the Powder River Basin and Eagle Ford. In response to the current macro-economic environment, we reduced our 2020 capital expenditures outlook by approximately $800 million, or 45% compared to the original capital budget.

Debt Activity

During the first six months of 2019, our debt decreased $162 million due to the repayment of our 6.30% senior notes at maturity.

Shareholder Distributions and Stock Activity

The following table summarizes our common stock dividends during the first six months of 2020 and 2019. Beginning with the second quarter of 2020, we increased our quarterly dividend 22%, to $0.11 per share. We previously increased our quarterly dividend to $0.09 per share commencing with the second quarter of 2019.

	Amounts	Rate Per Share
Quarter Ended 2020:
First quarter	$34	$0.09
Second quarter	42	$0.11
Total year-to-date	$76
Quarter Ended 2019:
First quarter	$34	$0.08
Second quarter	37	$0.09
Total year-to-date	$71

We repurchased 2.2 million shares of common stock for $38 million in the first six months of 2020 and 42.1 million shares of common stock for $1.2 billion in the first six months of 2019 under share repurchase programs authorized by our Board of Directors. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Noncontrolling Interest Contributions and Distributions

During the first six months of 2020, we received $11 million in contributions from our noncontrolling interests in CDM and distributed $6 million to our noncontrolling interests in CDM.

Cash Flows from Discontinued Operations

All cash flows in the following table relate to activities of our Canadian business that Devon sold in June 2019 and the Barnett Shale assets that Devon has contracted to sell and is scheduled to close on October 1, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Canadian tax payments	$(20)	$—	$(173)	$—
Settlements of intercompany foreign denominated assets/liabilities	—	(32)	—	(31)
Other	(23)	223	(1)	162
Operating activities	(43)	191	(174)	131
Divestitures of property and equipment - Canadian operations	—	2,601	—	2,601
Divestitures of property and equipment - Barnett Shale assets	170	—	170	—
Divestitures of property and equipment	170	2,601	170	2,601
Capital expenditures and other	1	(65)	—	(123)
Investing activities	171	2,536	170	2,478
Financing activities	—	—	—	(7)
Settlements of intercompany foreign denominated assets/liabilities	—	32	—	31
Other	8	5	(15)	8
Effect of exchange rate changes on cash	8	37	(15)	39
Net change in cash, cash equivalents and restricted cash of discontinued operations	$136	$2,764	$(19)	$2,641

Operating cash flows during the first six months of 2020 include $173 million of cash income and withholding tax payments in Canada related to divestitures and was also negatively impacted by lower commodity prices. Foreign currency denominated intercompany loan activity resulted in a realized loss of $32 million in the second quarter of 2019 as a result of the strengthening of the U.S. dollar in relation to the Canadian dollar. There was an offset in the effect of exchange rate changes on cash line in the table above, resulting in no impact to the net change in cash, cash equivalents and restricted cash. Investing cash flows during the first six months of 2020 include $170 million in deposit funds from BKV due to the amended terms on the sale of our Barnett Shale assets, which is scheduled to close on October 1, 2020. On June 27, 2019, we completed the sale of our Canadian business for proceeds of $2.6 billion. See Note 2 and Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional details on these divestitures.

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

Beginning in the first quarter of 2020, the macro-economic environment deteriorated significantly and has created extreme volatility primarily due to concerns arising from the COVID-19 pandemic. In response to this environment, we will continue to maintain flexibility within our capital program as we continue to focus on protecting our financial strength and maintaining operational continuity. Additionally, we have initiatives underway to reduce annualized production, administrative and financing expenses a total of $300 million. Further, we expect to fund a $0.26 per share (approximately $100 million total) special dividend on October 1, 2020.

Operating Cash Flow

Key inputs into determining our planned capital investment are the amounts of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the second quarter of 2020, we held approximately $1.7 billion of cash, inclusive of $195 million of cash restricted for discontinued operations. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as the actual results of these variables may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We hedge our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. For the remainder of 2020, we have approximately 95% of our oil production hedged with an average floor price of $41/Bbl and approximately 45% of our gas production hedged with an average floor price of $2.20/Mcf. Additionally, we are currently building our 2021 hedge positions at market prices. The key terms to our oil, gas and NGL derivative financial instruments as of June 30, 2020 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Driven by lower realized prices, margins and capital investment, we have begun initiatives to reduce our annualized production and administrative costs a total of $225 million. We expect these annualized savings to be sustainable as we tailor our workforce and operations for current activity levels.

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

Divestitures of Property and Equipment

We expect to close our Barnett Shale divestiture on October 1, 2020. Pursuant to the terms of this transaction, we currently hold a $170 million deposit and expect to receive approximately $300 million at closing, net of purchase price adjustments.

Capital Expenditures

In response to the current macro-economic environment, we reduced our 2020 capital expenditures outlook by approximately $800 million, or 45% compared to the original capital budget. Our exploration and development budget for the remainder of 2020 is expected to range from $350 million to $400 million. As economic factors change, we will continue to be flexible with our capital program.

Debt Repurchases

Our Board of Directors has authorized a $1.5 billion debt repurchase program. Repurchases will be dependent on market conditions and may be made through open market purchases, tender offers or other transaction structures. The repurchases are expected to generate $75 million of annualized financing cost savings.

Credit Availability

As of June 30, 2020, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2020, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

Critical Accounting Estimates

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to an unprecedented downturn in the commodity price environment and the resulting asset impairments, Devon had significant deferred tax assets at March 31, 2020. Accordingly, we reassessed the realizability of our deferred tax assets in future periods and recorded a 100% valuation allowance against our net deferred tax assets during the first quarter of 2020. As of June 30, 2020, we remain in a full valuation allowance position.

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

We also estimate and escalate or de-escalate future capital and operating costs by using a method that correlates cost movements to price movements similar to recent history. To measure indicated impairments, we use a market-based weighted-average cost of capital to discount the future net cash flows. Changes to any of the reserves or market-based assumptions can significantly affect estimates of undiscounted and discounted pre-tax cash flows and impact the recognition and amount of impairments.

Reduced demand from the COVID-19 pandemic and management of production levels from OPEC caused WTI pricing to decrease more than 60% during the first quarter of 2020. As a result, we reduced our planned 2020 capital investment 45%. With materially lower commodity prices and reduced near-term investment, we assessed all our oil and gas fields for impairment as of March 31, 2020 and recognized proved and unproved impairments totaling $2.8 billion. The impairments relate to our Anadarko Basin and Rockies fields in which our basis included acquisitions completed in 2016 and 2015, respectively, when commodity prices were much higher than they are today.

We assessed our Eagle Ford asset for impairment as of June 30, 2020 utilizing the same methodology we applied for the impairment assessments for all of our and oil and gas fields in the first quarter of 2020. Our Eagle Ford asset’s sum of undiscounted cash flows exceeded the carrying value indicating no impairment as of June 30, 2020. Further, as a result of improved oil pricing, the cushion increased significantly from March 31, 2020 to June 30, 2020. If prices significantly deteriorate and/or management lowers the planned capital investment in the Eagle Ford field, our Eagle Ford asset could be subject to a material impairment of capitalized costs.

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

Because the trading price of our common stock decreased 73% during the first quarter of 2020 in response to the COVID-19 pandemic, we performed a goodwill impairment test as of March 31, 2020. While the cushion narrowed significantly since our last impairment evaluation, we concluded an impairment was not required as of March 31, 2020. The two most critical judgements included in the March 31, 2020, test were the period utilized to determine Devon’s market capitalization and the control premium. For the test performed as of March 31, 2020 we derived our market capitalization by using our average common stock price from the latter two thirds of March 2020, to align with the time in the quarter subsequent to a key OPEC+ meeting and the date COVID-19 was officially classified as a pandemic. We applied a control premium based on recent comparable market transactions.

Subsequent to the end of the first quarter of 2020, Devon’s common stock price increased approximately 60% during the second quarter but remains significantly less than our average trading price before the events experienced in the first quarter of 2020. Although our common stock price and commodity prices are in a period of high volatility, a sustained period of depressed commodity prices would adversely affect our estimates of future operating results, which could result in future goodwill impairments due to the potential impact on the cash flows of our operations. The impairment of goodwill has no effect on liquidity or capital resources. However, it would adversely affect our results of operations in the period recognized.

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

Below are reconciliations of our core earnings and core earnings per share attributable to Devon to their comparable GAAP measures.

	Three Months Ended June 30,				Six Months Ended June 30,
	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2020
Continuing Operations
Loss attributable to Devon (GAAP)	$(680)	$(677)	$(679)	$(1.80)	$(2,787)	$(2,367)	$(2,370)	$(6.29)
Adjustments:
Asset and exploration impairments	4	3	3	0.01	2,780	2,149	2,149	5.71
Deferred tax asset valuation allowance	—	149	149	0.39	—	257	257	0.67
Fair value changes in financial instruments	593	459	459	1.22	(26)	(20)	(20)	(0.05)
Change in tax legislation	—	—	—	(0.00)	—	(62)	(62)	(0.16)
Core loss attributable to Devon (Non-GAAP)	$(83)	$(66)	$(68)	$(0.18)	$(33)	$(43)	$(46)	$(0.12)
Discontinued Operations
Earnings (loss) attributable to Devon (GAAP)	$9	$9	$9	$0.02	$(148)	$(116)	$(116)	$(0.31)
Adjustments:
Asset dispositions	(2)	(1)	(1)	(0.00)	(2)	(1)	(1)	(0.00)
Asset impairments	—	—	—	—	179	141	141	0.37
Fair value changes in foreign currency and other	(5)	(6)	(6)	(0.02)	5	4	4	0.01
Core earnings attributable to Devon (Non-GAAP)	$2	$2	$2	$0.00	$34	$28	$28	$0.07
Total
Loss attributable to Devon (GAAP)	$(671)	$(668)	$(670)	$(1.78)	$(2,935)	$(2,483)	$(2,486)	$(6.60)
Adjustments:
Continuing Operations	597	611	611	1.62	2,754	2,324	2,324	6.17
Discontinued Operations	(7)	(7)	(7)	(0.02)	182	144	144	0.38
Core earnings (loss) attributable to Devon (Non-GAAP)	$(81)	$(64)	$(66)	$(0.18)	$1	$(15)	$(18)	$(0.05)
2019
Continuing Operations
Earnings (loss) attributable to Devon (GAAP)	$219	$151	$151	$0.37	$(278)	$(227)	$(227)	$(0.54)
Adjustments:
Asset dispositions	(2)	(1)	(1)	(0.00)	(47)	(36)	(36)	(0.08)
Asset and exploration impairments	1	1	1	0.00	2	2	2	0.00
Deferred tax asset valuation allowance	—	11	11	0.03	—	(2)	(2)	(0.01)
Fair value changes in financial instruments	(117)	(90)	(90)	(0.22)	521	402	402	0.95
Restructuring and transaction costs	12	10	10	0.02	63	49	49	0.12
Core earnings attributable to Devon (Non-GAAP)	$113	$82	$82	$0.20	$261	$188	$188	$0.44
Discontinued Operations
Earnings attributable to Devon (GAAP)	$62	$344	$344	$0.82	$132	$405	$405	$0.96
Adjustments:
Asset dispositions	(188)	(460)	(460)	(1.12)	(187)	(459)	(459)	(1.10)
Asset and exploration impairments	38	27	27	0.07	38	27	27	0.07
Deferred tax asset valuation allowance	—	32	32	0.08	—	27	27	0.06
Fair value changes in financial instruments and foreign currency and other	(20)	(17)	(17)	(0.04)	(23)	(24)	(24)	(0.06)
Restructuring and transaction costs	236	172	172	0.42	239	175	175	0.42
Core earnings attributable to Devon (Non-GAAP)	$128	$98	$98	$0.23	$199	$151	$151	$0.35
Total
Earnings (loss) attributable to Devon (GAAP)	$281	$495	$495	$1.19	$(146)	$178	$178	$0.42
Adjustments:
Continuing Operations	(106)	(69)	(69)	(0.17)	539	415	415	0.98
Discontinued Operations	66	(246)	(246)	(0.59)	67	(254)	(254)	(0.61)
Core earnings attributable to Devon (Non-GAAP)	$241	$180	$180	$0.43	$460	$339	$339	$0.79

EBITDAX and Field-Level Cash Margin

To assess the performance of our assets, we use EBITDAX and Field-Level Cash Margin. We compute EBITDAX as net earnings from continuing operations before income tax expense; financing costs, net; exploration expenses; DD&A; asset impairments; asset disposition gains and losses; non-cash share-based compensation; non-cash valuation changes for derivatives and financial instruments; restructuring and transaction costs; accretion on discounted liabilities; and other items not related to our normal operations. Field-Level Cash Margin is computed as oil, gas and NGL sales less production expenses. Production expenses consist of lease operating, gathering, processing and transportation expenses, as well as production and property taxes.

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss) (GAAP)	$(668)	$495	$(2,483)	$178
Net (earnings) loss from discontinued operations, net of tax	(9)	(344)	116	(405)
Financing costs, net	69	66	134	126
Income tax expense (benefit)	(3)	68	(420)	(51)
Exploration expenses	12	7	124	11
Depreciation, depletion and amortization	299	374	700	734
Asset impairments	—	—	2,666	—
Asset dispositions	—	(2)	—	(47)
Share-based compensation	19	21	39	44
Derivative and financial instrument non-cash valuation changes	593	(117)	(26)	521
Restructuring and transaction costs	—	12	—	63
Accretion on discounted liabilities and other	13	8	(35)	(14)
EBITDAX (non-GAAP)	325	588	815	1,160
Marketing and midstream revenues and expenses, net	8	(17)	26	(32)
Commodity derivative cash settlements	(232)	(23)	(333)	(57)
General and administrative expenses, cash-based	60	93	142	205
Field-level cash margin (non-GAAP)	$161	$641	$650	$1,276

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2020, we have commodity derivatives that pertain to a portion of our estimated production for the last six months of 2020, as well as for 2021. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2020, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $165 million.

Interest Rate Risk

As of June 30, 2020, we had total debt of $4.3 billion. All of our debt is based on fixed interest rates averaging 6.0%.

Foreign Currency Risk

Devon has certain Canadian dollar obligations associated with its divested Canadian operations which are to be paid with the cash restricted for discontinued operations. These balances are remeasured using the applicable exchange rate as of the end of the reporting period. A 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would not have materially impacted our June 30, 2020 balance sheet for these items. See Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2020 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

Except for the addition of the pandemic risk factor discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes to the information included in Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2020 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	3	$9.79	—	$962
May 1 - May 31	3	$12.25	—	$962
June 1 - June 30	3	$12.98	—	$962
Total	9	$11.77	—

(1)	These amounts reflect the shares received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)

On December 17, 2019, we announced a $1.0 billion share repurchase program that has a December 31, 2020 expiration date. As of June 30, 2020, we had repurchased 2.2 million common shares for $38 million, or $16.85 per share, under our share repurchase program. As a result of the COVID-19 pandemic and related economic impacts, Devon has temporarily suspended its share repurchase program to preserve liquidity. If Devon were to resume share repurchases under the program, such repurchases may be made in open-market or private transactions. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Under the Devon Plan, eligible employees made purchases of shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 4,100 shares of our common stock in the second quarter of 2020, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1

First Amendment to Purchase and Sale Agreement, dated April 13, 2020, by and between Devon Energy Production Company, L.P., BKV Barnett, LLC, and solely with respect to certain provisions therein, BKV Oil & Gas Capital Partners, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed April 14, 2020; File No. 001-32318).

10.1*	2020 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Registrant and all non-management directors for restricted stock awarded.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: August 5, 2020	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer