Form 10-Q
period 2020-09-30
DEVON ENERGY CORP/DE
filed 2020-10-30
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

On October 21, 2020, 382.5 million shares of common stock were outstanding.

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

“Inside FERC” refers to the publication Inside FERC’s Gas Market Report.

“LOE” means lease operating expenses.

“MBbls” means thousand barrels.

“MBoe” means thousand Boe.

“Mcf” means thousand cubic feet.

“Merger” means the merger of Merger Sub with and into WPX, with WPX continuing as the surviving corporation and a wholly-owned subsidiary of the Company, pursuant to the terms of the Merger Agreement.

“Merger Agreement” means that certain Agreement and Plan of Merger, dated September 26, 2020, by and among the Company, Merger Sub and WPX.

“Merger Sub” means East Merger Sub, Inc., a wholly-owned subsidiary of the Company.

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

“WPX” means WPX Energy, Inc.

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
•

risks related to the Merger, including restrictions on our operations during the pendency of the Merger, litigation risk, the risk that the Merger Agreement may be terminated and the risk that we may not realize the anticipated benefits of the Merger or successfully integrate the two companies; and

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Oil, gas and NGL sales	$678	$919	$1,909	$2,774
Oil, gas and NGL derivatives	(87)	127	272	(338)
Marketing and midstream revenues	476	700	1,367	2,195
Total revenues	1,067	1,746	3,548	4,631
Production expenses	271	294	852	873
Exploration expenses	39	18	163	29
Marketing and midstream expenses	478	684	1,395	2,147
Depreciation, depletion and amortization	299	381	999	1,115
Asset impairments	—	—	2,666	—
Asset dispositions	—	(1)	—	(48)
General and administrative expenses	75	107	256	356
Financing costs, net	66	60	200	186
Restructuring and transaction costs	32	10	32	73
Other expenses	—	3	(35)	(12)
Total expenses	1,260	1,556	6,528	4,719
Earnings (loss) from continuing operations before income taxes	(193)	190	(2,980)	(88)
Income tax expense (benefit)	(90)	54	(510)	3
Net earnings (loss) from continuing operations	(103)	136	(2,470)	(91)
Net earnings (loss) from discontinued operations, net of income taxes	13	(27)	(103)	378
Net earnings (loss)	(90)	109	(2,573)	287
Net earnings attributable to noncontrolling interests	2	—	5	—
Net earnings (loss) attributable to Devon	$(92)	$109	$(2,578)	$287
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$(0.29)	$0.34	$(6.58)	$(0.22)
Basic earnings (loss) from discontinued operations per share	0.04	(0.07)	(0.27)	0.91
Basic net earnings (loss) per share	$(0.25)	$0.27	$(6.85)	$0.69
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$(0.29)	$0.34	$(6.58)	$(0.22)
Diluted earnings (loss) from discontinued operations per share	0.04	(0.07)	(0.27)	0.91
Diluted net earnings (loss) per share	$(0.25)	$0.27	$(6.85)	$0.69
Comprehensive earnings (loss):
Net earnings (loss)	$(90)	$109	$(2,573)	$287
Other comprehensive earnings (loss), net of tax:
Foreign currency translation, discontinued operations	—	—	—	78
Release of Canadian cumulative translation adjustment, discontinued operations	—	—	—	(1,237)
Pension and postretirement plans	1	1	3	16
Other comprehensive earnings (loss), net of tax	1	1	3	(1,143)
Comprehensive earnings (loss):	(89)	110	(2,570)	(856)
Comprehensive earnings attributable to noncontrolling interests	2	—	5	—
Comprehensive earnings (loss) attributable to Devon	$(91)	$110	$(2,575)	$(856)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(90)	$109	$(2,573)	$287
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Net (earnings) loss from discontinued operations, net of income taxes	(13)	27	103	(378)
Depreciation, depletion and amortization	299	381	999	1,115
Asset impairments	—	—	2,666	—
Leasehold impairments	36	13	149	15
Accretion on discounted liabilities	8	8	24	25
Total (gains) losses on commodity derivatives	87	(127)	(272)	338
Cash settlements on commodity derivatives	10	71	343	125
Gains on asset dispositions	—	(1)	—	(48)
Deferred income tax expense (benefit)	—	52	(311)	2
Share-based compensation	31	23	70	92
Other	1	3	5	(9)
Changes in assets and liabilities, net	58	36	(97)	(100)
Net cash from operating activities - continuing operations	427	595	1,106	1,464
Cash flows from investing activities:
Capital expenditures	(204)	(526)	(936)	(1,502)
Acquisitions of property and equipment	—	(5)	(5)	(28)
Divestitures of property and equipment	1	9	29	347
Net cash from investing activities - continuing operations	(203)	(522)	(912)	(1,183)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(162)
Repurchases of common stock	—	(561)	(38)	(1,746)
Dividends paid on common stock	(43)	(35)	(119)	(106)
Contributions from noncontrolling interests	1	—	12	—
Distributions to noncontrolling interests	(4)	—	(10)	—
Shares exchanged for tax withholdings and other	—	(1)	(17)	(23)
Net cash from financing activities - continuing operations	(46)	(597)	(172)	(2,037)
Net change in cash, cash equivalents and restricted cash of continuing operations	178	(524)	22	(1,756)
Cash flows from discontinued operations:
Operating activities	45	(94)	(129)	37
Investing activities	1	(5)	171	2,472
Financing activities	—	(1,571)	—	(1,579)
Effect of exchange rate changes on cash	4	(3)	(11)	36
Net change in cash, cash equivalents and restricted cash of discontinued operations	50	(1,673)	31	966
Net change in cash, cash equivalents and restricted cash	228	(2,197)	53	(790)
Cash, cash equivalents and restricted cash at beginning of period	1,669	3,853	1,844	2,446
Cash, cash equivalents and restricted cash at end of period	$1,897	$1,656	$1,897	$1,656

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,707	$1,375	$1,707	$1,375
Cash restricted for discontinued operations	190	280	190	280
Restricted cash included in other current assets	—	1	—	1
Total cash, cash equivalents and restricted cash	$1,897	$1,656	$1,897	$1,656

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,707	$1,464
Cash restricted for discontinued operations	190	380
Accounts receivable	493	832
Current assets associated with discontinued operations	728	896
Other current assets	359	279
Total current assets	3,477	3,851
Oil and gas property and equipment, based on successful efforts accounting, net	4,553	7,558
Other property and equipment, net ($100 million and $80 million related to CDM in 2020 and 2019, respectively)	1,003	1,035
Total property and equipment, net	5,556	8,593
Goodwill	753	753
Right-of-use assets	226	243
Other long-term assets	233	196
Long-term assets associated with discontinued operations	81	81
Total assets	$10,326	$13,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$415	$428
Revenues and royalties payable	562	730
Current liabilities associated with discontinued operations	463	459
Other current liabilities	269	310
Total current liabilities	1,709	1,927
Long-term debt	4,297	4,294
Lease liabilities	245	244
Asset retirement obligations	398	380
Other long-term liabilities	372	426
Long-term liabilities associated with discontinued operations	157	185
Deferred income taxes	—	341
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 383 million and 382 million shares in 2020 and 2019, respectively	38	38
Additional paid-in capital	2,750	2,735
Retained earnings	351	3,148
Accumulated other comprehensive loss	(116)	(119)
Total stockholders’ equity attributable to Devon	3,023	5,802
Noncontrolling interests	125	118
Total equity	3,148	5,920
Total liabilities and equity	$10,326	$13,717

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended September 30, 2020
Balance as of June 30, 2020	383	$38	$2,720	$586	$(117)	$—	$126	$3,353
Net earnings (loss)	—	—	—	(92)	—	—	2	(90)
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	—	—	—	(1)	—	(1)
Common stock retired	—	—	(1)	—	—	1	—	—
Common stock dividends	—	—	—	(143)	—	—	—	(143)
Share-based compensation	—	—	31	—	—	—	—	31
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balance as of September 30, 2020	383	$38	$2,750	$351	$(116)	$—	$125	$3,148
Three Months Ended September 30, 2019
Balance as of June 30, 2019	410	$41	$3,352	$3,738	$(117)	$(20)	$—	$6,994
Net earnings	—	—	—	109	—	—	—	109
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	—	—	—	(549)	—	(549)
Common stock retired	(23)	(2)	(559)	—	—	561	—	—
Common stock dividends	—	—	—	(35)	—	—	—	(35)
Share-based compensation	—	—	22	—	—	—	—	22
Balance as of September 30, 2019	387	$39	$2,815	$3,812	$(116)	$(8)	$—	$6,542
Nine Months Ended September 30, 2020
Balance as of December 31, 2019	382	$38	$2,735	$3,148	$(119)	$—	$118	$5,920
Net earnings (loss)	—	—	—	(2,578)	—	—	5	(2,573)
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(55)	—	(55)
Common stock retired	(3)	—	(55)	—	—	55	—	—
Common stock dividends	—	—	—	(219)	—	—	—	(219)
Share-based compensation	1	—	70	—	—	—	—	70
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balance as of September 30, 2020	383	$38	$2,750	$351	$(116)	$—	$125	$3,148
Nine Months Ended September 30, 2019
Balance as of December 31, 2018	450	$45	$4,486	$3,650	$1,027	$(22)	$—	$9,186
Effect of adoption of lease accounting	—	—	—	(19)	—	—	—	(19)
Net earnings	—	—	—	287	—	—	—	287
Other comprehensive loss, net of tax	—	—	—	—	(1,143)	—	—	(1,143)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(1,755)	—	(1,755)
Common stock retired	(66)	(6)	(1,763)	—	—	1,769	—	—
Common stock dividends	—	—	—	(106)	—	—	—	(106)
Share-based compensation	—	—	92	—	—	—	—	92
Balance as of September 30, 2019	387	$39	$2,815	$3,812	$(116)	$(8)	$—	$6,542

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

The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2020 and 2019 and Devon’s financial position as of September 30, 2020. As further discussed in Note 17, Devon closed on the sale of its Barnett Shale assets on October 1, 2020, and sold its Canadian operations in the second quarter of 2019. Activity relating to Devon’s Barnett Shale assets, inclusive of properties divested as partial sales of the Barnett Shale common operating field in previous reporting periods located primarily in Johnson and Wise counties, Texas, and its Canadian operations are classified as discontinued operations within Devon’s consolidated statements of comprehensive earnings and consolidated statements of cash flows. The associated assets and liabilities of Devon’s Barnett Shale assets and Canadian operations are presented as assets and liabilities associated with discontinued operations on the consolidated balance sheets.

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

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil	$504	$751	$1,462	$2,160
Gas	79	80	221	291
NGL	95	88	226	323
Oil, gas and NGL sales	678	919	1,909	2,774

Oil	233	407	702	1,157
Gas	97	140	268	530
NGL	143	151	390	506
Total marketing revenues	473	698	1,360	2,193
Midstream revenues	3	2	7	2
Marketing and midstream revenues	476	700	1,367	2,195
Total revenues from contracts with customers	$1,154	$1,619	$3,276	$4,969

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

2.Acquisitions and Divestitures

Divestitures

Discontinued Operations – Upstream Assets

On October 1, 2020, Devon completed the sale of its Barnett Shale assets to BKV for proceeds, net of purchase price adjustments, of $490 million, including a $170 million deposit previously received in April 2020. The agreement with BKV also provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commences on January 1, 2021 and has a term of four years. Devon recognized a $748 million asset impairment related to these assets in the fourth quarter of 2019 and incremental asset impairments of $179 million and $3 million during the first quarter and third quarter of 2020, respectively. Additional information can be found in Note 17.

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

Continuing Operations – Upstream Assets

During the first quarter of 2020, Devon entered into a farmout agreement in which the third party to the agreement can participate in the development of certain Devon-owned non-operated interests in the Delaware Basin. Under the agreement, Devon will periodically transfer working interests to the third party, who will then fund its share of operating and development costs. Once certain investment hurdles are met, a portion of the working interest held by the third party will revert back to Devon. No material activity occurred during the first nine months of 2020.

In the first quarter of 2019, Devon received proceeds of approximately $300 million and recognized a $45 million net gain on asset dispositions, primarily from sales of non-core assets in the Permian Basin. In aggregate, the total estimated proved reserves associated with these divested assets were approximately 25 MMBoe.

Pending Merger

On September 26, 2020, Devon and WPX entered into the Merger Agreement, providing for an all-stock merger of equals. WPX is an oil and gas exploration and production company with assets in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. On the closing date of the Merger, each share of WPX common stock will be automatically converted into the right to receive 0.5165 of a share of Devon common stock. No fractional shares of Devon’s common stock will be issued in the Merger, and holders of shares of WPX common stock will, instead, receive cash in lieu of fractional shares of Devon common stock, if any. The Merger has been unanimously approved by Devon and WPX Boards of Directors and is still subject to the approval of both Devon and WPX shareholders. The Merger is expected to close in the first quarter of 2021 subject to shareholder and regulatory approvals and other customary closing conditions.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of September 30, 2020, Devon did not have any open interest rate swap contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of September 30, 2020, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

Commodity Derivatives

As of September 30, 2020, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2020	88,000	$36.28	39,500	$50.93	$60.93
Q1-Q4 2021	23,810	$35.79	19,367	$40.66	$50.66
Q1 2022	500	$45.00	6,750	$37.93	$47.93

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2020	Argus MEH	50,000	$0.47
Q4 2020	Midland Sweet	32,000	$(1.23)
Q4 2020	NYMEX Roll	54,000	$0.38
Q1-Q4 2021	Midland Sweet	7,000	$1.27

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of September 30, 2020, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2020	69,000	$2.69	141,000	$2.35	$2.85
Q1-Q4 2021	32,699	$2.76	142,055	$2.38	$2.88
Q1 2022	14,000	$2.85	36,000	$2.60	$3.10

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2020	Panhandle Eastern Pipe Line	30,000	$(0.47)
Q4 2020	El Paso Natural Gas	65,000	$(0.78)
Q4 2020	Houston Ship Channel	30,000	$(0.02)
Q1-Q4 2021	El Paso Natural Gas	35,000	$(0.92)

As of September 30, 2020, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2020	Natural Gasoline	1,000	$44.84
Q4 2020	Normal Butane	1,500	$23.56
Q4 2020	Propane	4,500	$25.18

Financial Statement Presentation

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheets caption.

	September 30, 2020	December 31, 2019
Commodity derivative assets:
Other current assets	$27	$49
Other long-term assets	1	1
Total derivative assets	$28	$50
Commodity derivative liabilities:
Other current liabilities	$70	$30
Other long-term liabilities	10	1
Total derivative liabilities	$80	$31

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

	Nine Months Ended September 30,
	2020	2019
G&A	$58	$64
Exploration expenses	1	1
Restructuring and transaction costs	11	27
Total	$70	$92
Related income tax benefit	$—	$13

Under its approved long-term incentive plan, Devon granted share-based awards to certain employees in the first nine months of 2020. The following table presents a summary of Devon’s unvested restricted stock awards, performance-based restricted stock awards and performance share units granted under the plan.

			Performance-Based		Performance
	Restricted Stock Awards		Restricted Stock Awards		Share Units
	Awards	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/19	4,984	$29.65	153	$33.88	2,155		$40.35
Granted	3,056	$21.90	—	$—	688		$27.89
Vested	(2,093)	$29.11	(109)	$29.51	(455)		$52.56
Forfeited	(294)	$24.44	—	$—	(385)		$47.68
Unvested at 9/30/20	5,653	$25.93	44	$44.70	2,003	(1)	$31.89

(1)	A maximum of 4.0 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2020, as indicated in the previous summary table.

2020
Grant-date fair value	$27.89
Risk-free interest rate	1.36%
Volatility factor	38.4%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2020.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards	Awards	Share Units
Unrecognized compensation cost	$81	$—	$15
Weighted average period for recognition (years)	2.6	0.7	1.7

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.Asset Impairments

The following table presents a summary of Devon’s asset impairments. Unproved impairments shown below are included in exploration expenses in the consolidated statements of comprehensive earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proved oil and gas assets	$—	$—	$2,664	$—
Other assets	—	—	2	—
Total asset impairments	$—	$—	$2,666	$—

Unproved impairments	$36	$13	$149	$15

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

Unproved Impairments

Due to the downturn in the commodity price environment and reduced near-term investment as discussed above, Devon also recognized $149 million of unproved impairments during the first nine months of 2020. Of these unproved impairments, $113 million related primarily to the Rockies field and $36 million related to certain non-core acreage Devon no longer intends to pursue for exploration opportunities. During the first nine months of 2019, Devon recognized $15 million of unproved impairments related to certain non-core acreage it no longer intended to pursue for exploration opportunities.

6.Restructuring and Transaction Costs

In August 2020, Devon announced a cost reduction plan designed to deliver sustainable cost savings by year-end 2020. As a result, Devon recognized $32 million of restructuring expenses during the third quarter of 2020. Of these expenses, $11 million resulted from accelerated vesting of share-based grants, which are noncash charges.

During the first quarter of 2019, Devon announced workforce reductions and other initiatives designed to enhance its operational focus and cost structure in conjunction with the portfolio transformation discussed in Note 2. As a result, Devon recognized $73 million of restructuring expenses during the first nine months of 2019. Of these expenses, $27 million resulted from accelerated vesting of share-based grants, which are noncash charges. Additionally, $5 million resulted from settlements of defined retirement benefits.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
	(Millions)
Balance as of December 31, 2019	$20	$1	$21
Changes related to 2020 workforce reductions	11	—	11
Changes related to prior years' restructurings	(14)	—	(14)
Balance as of September 30, 2020	$17	$1	$18

Balance as of December 31, 2018	$39	$3	$42
Changes related to prior years' restructurings	(9)	(2)	(11)
Balance as of September 30, 2019	$30	$1	$31

7.Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (loss) from continuing operations before income taxes	$(193)	$190	$(2,980)	$(88)

Current income tax expense (benefit)	$(90)	$2	$(199)	$1
Deferred income tax expense (benefit)	—	52	(311)	2
Total income tax expense (benefit)	$(90)	$54	$(510)	$3

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	0%	6%	1%	(2%)
Change in tax legislation	4%	0%	3%	0%
Unrecognized tax benefits	18%	0%	0%	(2%)
Other	0%	1%	(1%)	(20%)
Deferred tax asset valuation allowance	4%	0%	(7%)	0%
Effective income tax rate	47%	28%	17%	(3%)

Devon estimates its annual effective income tax rate to record its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020. The CARES Act allows net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five years to offset taxable income and recoup previously paid taxes. As a result, Devon intends to carry back net operating losses generated in 2019 and 2020 to 2014 and 2015, respectively, and recorded a $105 million income tax benefit through the first nine months of 2020.

On July 28, 2020, the Department of Treasury issued final regulations regarding the provision of the Tax Cuts and Jobs Act that limits the deduction for business interest expense. Prior to the issuance of these final regulations, Devon had reduced its CARES Act income tax benefit by $34 million due to the business interest expense limitation. With the regulatory update, Devon was able to reverse the $34 million in the third quarter of 2020 and recognize the full $105 million of benefit under the CARES Act.

Throughout 2019, Devon maintained a valuation allowance against certain deferred tax assets, including certain tax credits and state net operating losses. Since then, reduced demand from the COVID-19 pandemic has caused an unprecedented downturn in the commodity price environment. As a result, Devon recorded significant impairments during the first quarter of 2020 and is now in a net

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

deferred tax asset position. Consequently, Devon reassessed its position and recorded a 100% valuation allowance against all net deferred tax assets and has maintained a full valuation allowance position throughout 2020.

In the table above, the “other” effect is composed of permanent differences primarily related to stock compensation for which dollar amounts do not increase or decrease in relation to the change in pre-tax earnings. Such items have an insignificant impact on Devon’s effective income tax rate unless pre-tax earnings or losses are relatively small in amount. In total, “other” represents $18 million of income tax expense in the first nine months of 2019.

8.	Net Earnings (Loss) Per Share from Continuing Operations

The following table reconciles net earnings (loss) from continuing operations and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings (loss) per share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$(105)	$136	$(2,475)	$(91)
Attributable to participating securities	(2)	(1)	(3)	(1)
Basic and diluted earnings (loss) from continuing operations	$(107)	$135	$(2,478)	$(92)
Common shares:
Common shares outstanding - total	383	397	383	415
Attributable to participating securities	(6)	(5)	(6)	(6)
Common shares outstanding - basic	377	392	377	409
Dilutive effect of potential common shares issuable	—	2	—	—
Common shares outstanding - diluted	377	394	377	409
Net earnings (loss) per share from continuing operations:
Basic	$(0.29)	$0.34	$(6.58)	$(0.22)
Diluted	$(0.29)	$0.34	$(6.58)	$(0.22)
Antidilutive options (1)	—	1	—	1

(1)	Amounts represent options to purchase shares of Devon’s common stock that are excluded from the diluted net earnings per share calculations because the options are antidilutive.

9.	Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation:
Beginning accumulated foreign currency translation and other	$—	$—	$—	$1,159
Change in cumulative translation adjustment	—	—	—	78
Release of Canadian cumulative translation adjustment (1)	—	—	—	(1,237)
Ending accumulated foreign currency translation and other	—	—	—	—
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	(117)	(117)	(119)	(132)
Recognition of net actuarial loss and prior service cost in earnings (2)	1	1	4	5
Curtailment and settlement of pension benefits(3)	—	—	—	15
Income tax expense	—	—	(1)	(4)
Ending accumulated pension and postretirement benefits	(116)	(116)	(116)	(116)
Accumulated other comprehensive loss, net of tax	$(116)	$(116)	$(116)	$(116)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(1)

In conjunction with the sale of substantially all of its oil and gas assets and operations in Canada, Devon released the cumulative translation adjustment as part of its gain on the disposition of its Canadian business. See Note 17 for additional details.

(2)

Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other expenses in the accompanying consolidated statements of comprehensive earnings.

(3)

These accumulated other comprehensive earnings are included within components of other expenses and restructuring and transaction costs in the accompanying consolidated comprehensive statements of earnings.

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Changes in assets and liabilities, net:
Accounts receivable	$21	$55	$339	$65
Income tax receivable	—	(12)	(112)	(13)
Other current assets	18	15	10	18
Other long-term assets	(9)	14	(33)	(1)
Accounts payable	11	23	9	(14)
Revenues and royalties payable	89	(72)	(169)	(88)
Other current liabilities	15	12	(82)	(77)
Other long-term liabilities	(87)	1	(59)	10
Total	$58	$36	$(97)	$(100)
Supplementary cash flow data - total operations:
Interest paid	$64	$81	$194	$242
Income taxes paid (received)	$(2)	$—	$170	$16

As of September 30, 2020 and December 31, 2019, Devon had approximately $130 million and $250 million, respectively, of accrued capital expenditures included in “Total property and equipment, net” and “Accounts payable” on the consolidated balance sheets.

11.	Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2020	December 31, 2019
Oil, gas and NGL sales	$276	$452
Joint interest billings	58	168
Marketing and midstream revenues	147	207
Other	23	13
Gross accounts receivable	504	840
Allowance for doubtful accounts	(11)	(8)
Net accounts receivable	$493	$832

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2020	December 31, 2019
Property and equipment:
Proved	$28,407	$27,668
Unproved and properties under development	432	583
Total oil and gas	28,839	28,251
Less accumulated DD&A	(24,286)	(20,693)
Oil and gas property and equipment, net	4,553	7,558
Other property and equipment	1,746	1,725
Less accumulated DD&A	(743)	(690)
Other property and equipment, net (1)	1,003	1,035
Property and equipment, net	$5,556	$8,593

(1)	$100 million and $80 million related to CDM in 2020 and 2019, respectively.

During the first nine months of 2020, Devon recognized asset impairments of $2.7 billion primarily related to proved oil and gas assets and $149 million of unproved impairments, which significantly reduced the carrying value of its property and equipment, net. See Note 5 for additional details.

13.	Debt and Related Expenses

        See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	September 30, 2020	December 31, 2019
5.85% due December 15, 2025	$485	$485
7.50% due September 15, 2027	73	73
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net discount on debentures and notes	(20)	(20)
Debt issuance costs	(32)	(35)
Total long-term debt	$4,297	$4,294

Devon has a $3.0 billion Senior Credit Facility. As of September 30, 2020, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back noncash financial write-downs such as impairments. As of September 30, 2020, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 19.5%.

Retirement of Senior Notes

In January 2019, Devon repaid $162 million of 6.30% senior notes at maturity.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest based on debt outstanding	$65	$65	$195	$195
Interest income	(5)	(10)	(12)	(28)
Other	6	5	17	19
Total net financing costs	$66	$60	$200	$186

14.Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$222	$4	$226	$229	$14	$243
Lease liabilities:
Current lease liabilities (1)	$7	$1	$8	$7	$10	$17
Long-term lease liabilities	243	2	245	240	4	244
Total lease liabilities	$250	$3	$253	$247	$14	$261

(1)Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Nine Months Ended September 30,
	2020	2019
Asset retirement obligations as of beginning of period	$398	$484
Liabilities incurred	15	14
Liabilities settled and divested	(24)	(50)
Revision of estimated obligation	4	(62)
Accretion expense on discounted obligation	15	16
Asset retirement obligations as of end of period	408	402
Less current portion	10	17
Asset retirement obligations, long-term	$398	$385

During the first nine months of 2019, Devon reduced its asset retirement obligations by $62 million, primarily due to changes in the future cost estimates and retirement dates for its oil and gas assets. Additionally, during the first nine months of 2019, Devon reduced its asset retirement obligations by $34 million as a result of the non-core asset divestitures. For additional information, see Note 2.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under the new program, $800 million of the $1.0 billion authorization was conditioned upon the closing of the Barnett Shale divestiture for cash proceeds of at least $725 million. Since the Company received proceeds less than that amount in connection with the Barnett divestiture, we do not expect to complete repurchases in excess of $200 million in the aggregate under the existing repurchase program. Moreover, Devon has temporarily suspended its share repurchase program.

The table below provides information regarding purchases of Devon’s common stock that were made under the respective share repurchase programs (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
Full year 2018	78,149	$2,978	$38.11
First quarter 2019	36,141	1,024	28.33
Second quarter 2019	5,911	159	27.01
Third quarter 2019	22,137	550	24.80
Fourth quarter 2019	4,436	94	21.32
Total inception-to-date	146,774	$4,805	$32.74

$1.0 Billion Plan
First quarter 2020	2,243	$38	$16.85
Total inception-to-date	2,243	$38	$16.85

Dividends

The table below summarizes the dividends Devon paid on its common stock.

	Amounts	Rate Per Share
Quarter Ended 2020:
First quarter	$34	$0.09
Second quarter	42	$0.11
Third quarter	43	$0.11
Total year-to-date	$119
Quarter Ended 2019:
First quarter	$34	$0.08
Second quarter	37	$0.09
Third quarter	35	$0.09
Total year-to-date	$106

Devon raised its quarterly dividend by 22%, to $0.11 per share, beginning in the second quarter of 2020. In the second quarter of 2019, Devon increased the quarterly dividend rate from $0.08 to $0.09 per share.

On August 4, 2020, Devon’s Board of Directors approved a $0.26 per share (approximately $100 million total) special dividend which was paid on October 1, 2020 to holders of record as of August 14, 2020. As of September 30, 2020, the accrued dividends payable is included as a component of accounts payable within the accompanying consolidated balance sheets.

17.	Discontinued Operations and Assets Held For Sale

Barnett Shale

On October 1, 2020, Devon completed the sale of its Barnett Shale assets to BKV for proceeds, net of purchase price adjustments, of $490 million, including a $170 million deposit previously received in April 2020. Additionally, the agreement provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commences on January 1, 2021 and has a term of four years.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In connection with the sale of its Barnett Shale assets, approximately $88 million of the U.S. reporting unit goodwill was allocated to the Barnett Shale assets. Additionally, Devon ceased depreciation for all property, plant and equipment classified as assets held for sale on the date the sales agreement was approved by the Board of Directors. Devon also recognized a $748 million asset impairment in the fourth quarter of 2019 related to these assets, primarily due to the difference between the net carrying value and the purchase price, net of estimated customary purchase price adjustments. Additionally, Devon recognized incremental asset impairments of $179 million and $3 million during the first quarter and third quarter of 2020, respectively. The valuation of the future contingent earnout payments included in the September 30, 2020 Barnett Shale impairment computation was $60 million. The value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

As of September 30, 2020, Devon has classified as cash restricted for discontinued operations on the consolidated balance sheets approximately $20 million of cash for obligations associated with the abandonment of certain gas processing contracts related to divestitures of other Barnett Shale assets that occurred in 2018. Cash payments for these charges total approximately $2 million per quarter.

Royalty Matter

Devon is a party to a class action pending in the United States District Court for the Northern District of Texas styled Henry Seeligson et al. v. Devon Energy Production Company, L.P., Case No. 3:16-cv-00082-K. The Seeligson class has been certified and Devon’s request to appeal the class certification was recently denied. The Seeligson class is composed of royalty interest owners under approximately 4,500 oil and gas leases covering properties in the Barnett Shale field in northern Texas. The Seeligson class alleges that Devon breached an implied duty to market by selling natural gas produced from the subject oil and gas leases to a Devon affiliate and failing to obtain the best price reasonably available for the gas. The Seeligson class alleges that this breach resulted in Devon underpaying royalties to the class during the period from January 1, 2008 through March 1, 2014. Although Devon denies the allegations asserted in the Seeligson case, in order to avoid the uncertainty of litigation, Devon recently reached an agreement in principle to settle the class claims. Although this settlement is contingent upon the negotiation and execution of a final definitive settlement agreement and subject to approval by the District Court, Devon recorded a $28 million expense for this matter in its third quarter 2020 discontinued operations. The amount is included within discontinued operations in the consolidated statements of comprehensive earnings and consolidated balance sheets.

Canada

In the second quarter of 2019, Devon completed the sale of its Canadian business for $2.6 billion ($3.4 billion Canadian dollars), net of purchase price adjustments, and recognized a pre-tax gain of $223 million ($425 million net of tax, primarily due to a significant deferred tax benefit) in 2019. Current (cash) income and withholding taxes associated with the Canadian business were approximately $175 million and were paid in the first half of 2020. The disposition of substantially all of Devon’s Canadian oil and gas assets resulted in Devon releasing its historical cumulative foreign currency translation adjustment of $1.2 billion from accumulated other comprehensive earnings to be included within the gain computation. The historical cumulative foreign currency translation portion of the gain is not taxable.

During the third quarter of 2019, Devon utilized a portion of the sales proceeds to early retire $500 million of the 4.00% senior notes due July 15, 2021 and $1.0 billion of the 3.25% senior notes due May 15, 2022. Devon recognized a charge on the early retirement of these notes consisting of $52 million in cash retirement costs and $6 million of noncash charges.

As of September 30, 2020, Devon has classified as cash restricted for discontinued operations on the consolidated balance sheets approximately $170 million of cash for obligations retained related to the Canadian business. The remaining obligations consist of a firm transportation agreement and office leases. Cash payments for these charges total approximately $8 million per quarter.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts reported in the consolidated statements of comprehensive earnings as discontinued operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Barnett Shale	Canada	Total	Barnett Shale	Canada	Total
2020
Oil, gas and NGL sales	$94	$—	$94	$263	$—	$263
Total revenues	94	—	94	263	—	263
Production expenses	66	—	66	214	—	214
Asset impairments	3	—	3	182	—	182
Asset dispositions	—	—	—	—	(2)	(2)
General and administrative expenses	—	2	2	—	3	3
Financing costs, net	—	(1)	(1)	—	(3)	(3)
Other expenses	27	(1)	26	16	3	19
Total expenses	96	—	96	412	1	413
Earnings (loss) from discontinued operations before income taxes	(2)	—	(2)	(149)	(1)	(150)
Income tax benefit	—	(15)	(15)	(32)	(15)	(47)
Net earnings (loss) from discontinued operations, net of tax	$(2)	$15	$13	$(117)	$14	$(103)
2019
Oil, gas and NGL sales	$101	$11	$112	$365	$741	$1,106
Oil, gas and NGL derivatives	—	(18)	(18)	—	(113)	(113)
Marketing and midstream revenues	—	—	—	—	38	38
Total revenues	101	(7)	94	365	666	1,031
Production expenses	75	(1)	74	232	293	525
Exploration expenses	—	—	—	—	13	13
Marketing and midstream expenses	—	—	—	—	18	18
Depreciation, depletion and amortization	20	—	20	60	128	188
Asset impairments	—	—	—	—	37	37
Asset dispositions	(1)	(34)	(35)	1	(223)	(222)
General and administrative expenses	—	2	2	—	33	33
Financing costs, net	—	59	59	—	85	85
Restructuring and transaction costs	—	5	5	—	244	244
Other expenses	3	5	8	9	8	17
Total expenses	97	36	133	302	636	938
Earnings from discontinued operations before income taxes	4	(43)	(39)	63	30	93
Income tax expense (benefit)	1	(13)	(12)	13	(298)	(285)
Net earnings from discontinued operations, net of tax	$3	$(30)	$(27)	$50	$328	$378

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the carrying amounts of the assets and liabilities associated with discontinued operations on the consolidated balance sheets.

	As of September 30, 2020			As of December 31, 2019
	Barnett Shale	Canada	Total	Barnett Shale	Canada	Total
Cash restricted for discontinued operations	$20	$170	$190	$25	$355	$380

Accounts receivable	$33	$—	$33	$38	$1	$39
Other current assets	6	—	6	5	2	7
Oil and gas property and equipment, based on successful efforts accounting, net	590	—	590	751	—	751
Other property and equipment, net	11	—	11	11	—	11
Goodwill	88	—	88	88	—	88
Other long-term assets	—	81	81	—	81	81
Total assets associated with discontinued operations	$728	$81	$809	$893	$84	$977

Accounts payable	$17	$3	$20	$15	$4	$19
Revenues and royalties payable	42	3	45	44	3	47
Other current liabilities	215	38	253	19	233	252
Asset retirement obligations	145	—	145	141	—	141
Other long-term liabilities	14	143	157	16	169	185
Total liabilities associated with discontinued operations	$433	$187	$620	$235	$409	$644

18.	Commitments and Contingencies

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. Devon does not currently believe that it is subject to material exposure with respect to such royalty matters except those detailed within Note 17.

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

Beginning in 2013, various parishes in Louisiana filed suit against numerous oil and gas companies, including Devon, alleging that the companies’ operations and activities in certain fields violated the State and Local Coastal Resource Management Act of 1978, as amended, and caused substantial environmental contamination, subsidence and other environmental damages to land and water bodies located in the coastal zone of Louisiana. The plaintiffs’ claims against Devon relate primarily to the operations of several of Devon’s corporate predecessors. The plaintiffs seek, among other things, the payment of the costs necessary to clear, re-vegetate and

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

otherwise restore the allegedly impacted areas. Although Devon cannot predict the ultimate outcome of these matters, Devon is vigorously defending against these claims.

Various municipalities and other governmental and private parties in California and the State of Delaware have filed legal proceedings against certain oil and gas companies, including Devon, seeking relief to abate alleged impacts of climate change. These proceedings include far-reaching claims for monetary damages and injunctive relief. Although Devon cannot predict the ultimate outcome of these matters, Devon believes these claims to be baseless and intends to vigorously defend against the proceedings.

19.	Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, cash restricted for discontinued operations, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2020 and December 31, 2019, as applicable. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, information regarding the fair values of oil and gas assets is provided in Note 5.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2
	Amount	Value	Inputs	Inputs
September 30, 2020 assets (liabilities):
Cash equivalents	$1,171	$1,171	$1,171	$—
Commodity derivatives	$28	$28	$—	$28
Commodity derivatives	$(80)	$(80)	$—	$(80)
Debt	$(4,297)	$(4,635)	$—	$(4,635)
December 31, 2019 assets (liabilities):
Cash equivalents	$702	$702	$702	$—
Commodity derivatives	$50	$50	$—	$50
Commodity derivatives	$(31)	$(31)	$—	$(31)
Debt	$(4,294)	$(5,376)	$—	$(5,376)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2020 compared to previous periods and in our financial condition and liquidity since December 31, 2019. For information regarding our critical accounting policies and estimates, see our 2019 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

This outbreak and the related responses of governmental authorities and others to limit the spread of the virus have significantly reduced global economic activity, resulting in an unprecedented decline in the demand for oil and other commodities. This supply-and-demand imbalance was exacerbated by uncertainty regarding the future global supply of oil due to disputes between Russia and the members of OPEC in March 2020. These factors caused a swift and material deterioration in commodity prices in early 2020, with NYMEX WTI oil prices falling from a high of over $60/Bbl at the beginning of the year to below $20/Bbl in April 2020. By the end of the second quarter of 2020, NYMEX WTI oil prices recovered to approximately $40/Bbl and may remain volatile around this level for the foreseeable future.

On September 26, 2020, we entered into the Merger Agreement, providing for an all-stock merger of equals with WPX. The Merger will create a leading unconventional oil producer in the U.S., with an asset base underpinned by premium acreage in the economic core of the Delaware Basin. This strategic combination accelerates our transition to a cash-return business model, including the implementation of a fixed plus variable dividend strategy. We remain focused on building economic value by executing on our strategic priorities of disciplined oil volume growth while cutting operational and corporate costs, reducing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•	Efficiency gains drove third quarter capital expenditures 3% below our plan
•	Third-quarter oil production totaled 146 MBbls/d, exceeding our plan by 4%
•	Operating costs continued to decline in the third quarter of 2020, led by a 30% and 8% decrease from the year ago quarter for G&A and production expenses, respectively
•	Reduced workforce to reflect lower and sustainable capital investment program
•	Exited the third quarter with $4.9 billion of liquidity, including $1.9 billion of cash, with no near-term debt maturities
•	Closed on the Barnett Shale transaction on October 1, 2020, receiving net proceeds of $490 million
•	Paid a special dividend of $0.26 per share for approximately $100 million on October 1, 2020

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

Our net earnings in recent quarters have been significantly impacted by divestiture transactions, asset impairments and temporary, noncash adjustments to the value of our commodity hedges. Net earnings in the third quarter of 2020 included a $0.1 billion hedge valuation loss, net of tax. Net earnings in the second quarter of 2020 included a $0.5 billion hedge valuation loss, net of tax. Net earnings in the first quarter of 2020 included $2.3 billion of asset impairments on our proved and unproved properties and a $0.5 billion hedge valuation gain, both net of taxes. Net earnings in the fourth quarter of 2019 included $0.6 billion of asset impairments and a $0.1 billion hedge valuation loss, both net of taxes. Excluding these amounts, our core earnings have been more stable over recent quarters but continue to be heavily influenced by commodity prices.

Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our financial results were challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic. Our earnings increased from the second quarter of 2020 to the third quarter of 2020 due to an increase in overall commodity prices. Led by a 44% increase in WTI from the second quarter of 2020 to the third quarter of 2020, our unhedged combined realized price rose 57%, while our hedged price increased 3%. In response to this commodity price environment, we were able to reduce our aggregate production and G&A expenses 14% compared to the year ago quarter.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. EBITDAX, which excludes financial amounts related to discontinued operations, and operating cash flows continue to be impacted from the COVID-19 pandemic and declines in commodity prices. As operating cash flow has declined, we have reduced our 2020 capital development plans approximately $800 million, or 45% compared to the original capital budget.

We exited the third quarter of 2020 with $4.9 billion of liquidity comprised of $1.9 billion of cash, inclusive of $190 million of cash restricted for discontinued operations, and $3.0 billion of available credit under our Senior Credit Facility. We have $4.3 billion of debt outstanding with no maturities until the end of 2025. We currently have approximately 50% and 40% of the first half of our 2021 oil and gas production hedged, respectively. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

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

Continuing Operations

Q3 2020 vs. Q2 2020

Our third quarter 2020 net loss from continuing operations was $103 million, compared to a net loss of $677 million for the second quarter of 2020. The graph below shows the change in the net loss from the second quarter of 2020 to the third quarter of 2020. The material changes are further discussed by category on the following pages.

Production Volumes

	Q3 2020	% of Total	Q2 2020	Change
Oil (MBbls/d)
Delaware Basin	77	53%	79	- 3%
Powder River Basin	21	14%	18	+14%
Eagle Ford	22	15%	27	- 19%
Anadarko Basin	19	13%	21	- 9%
Other	7	5%	8	- 9%
Total	146	100%	153	- 5%

	Q3 2020	% of Total	Q2 2020	Change
Gas (MMcf/d)
Delaware Basin	239	41%	241	- 1%
Powder River Basin	23	4%	20	+12%
Eagle Ford	73	12%	87	- 16%
Anadarko Basin	242	42%	262	- 8%
Other	3	1%	4	- 13%
Total	580	100%	614	- 6%

	Q3 2020	% of Total	Q2 2020	Change
NGLs (MBbls/d)
Delaware Basin	38	46%	29	+32%
Powder River Basin	3	3%	2	+19%
Eagle Ford	11	14%	12	- 1%
Anadarko Basin	30	36%	25	+18%
Other	1	1%	1	- 2%
Total	83	100%	69	+20%

	Q3 2020	% of Total	Q2 2020	Change
Combined (MBoe/d)
Delaware Basin	155	48%	149	+4%
Powder River Basin	28	9%	24	+14%
Eagle Ford	46	14%	53	- 14%
Anadarko Basin	89	27%	90	- 1%
Other	8	2%	9	- 8%
Total	326	100%	325	+0%

From the second quarter of 2020 to the third quarter of 2020, the change in volumes contributed to a $3 million decrease in earnings. Due to 2020 capital expenditures being reduced by 45% in response to the challenged current macro-economic environment and the timing of completions, volumes continued to remain lower in the third quarter. Volumes for the fourth quarter are expected to range from approximately 318 to 334 MBoe/d.

Field Prices

	Q3 2020	Realization	Q2 2020	Change
Oil (per Bbl)
WTI index	$40.86		$28.42	+44%
Realized price, unhedged	$37.56	92%	$21.25	+77%
Cash settlements	$0.65		$15.25
Realized price, with hedges	$38.21	94%	$36.50	+5%

	Q3 2020	Realization	Q2 2020	Change
Gas (per Mcf)
Henry Hub index	$1.98		$1.71	+16%
Realized price, unhedged	$1.48	75%	$1.29	+14%
Cash settlements	$0.06		$0.28
Realized price, with hedges	$1.54	78%	$1.57	- 2%

	Q3 2020	Realization	Q2 2020	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$16.69		$12.57	+33%
Realized price, unhedged	$12.36	74%	$8.89	+39%
Cash settlements	$(0.30)		$0.51
Realized price, with hedges	$12.06	72%	$9.40	+28%

(1)Based upon composition of our NGL barrel.

	Q3 2020	Q2 2020	Change
Combined (per Boe)
Realized price, unhedged	$22.60	$14.37	+57%
Cash settlements	$0.33	$7.83
Realized price, with hedges	$22.93	$22.20	+3%

From the second quarter of 2020 to the third quarter of 2020, field prices contributed to a $257 million increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by a decrease in hedge cash settlements related to all products from the second quarter to the third quarter of 2020.

We currently have approximately 50% of the first half of our 2021 oil production hedged with an average floor price of $39/Bbl and approximately 40% of the first half of our 2021 gas production hedged with an average floor price of $2.45/Mcf. We are continuing to build our 2021 and 2022 hedge positions at market prices.

Hedge Settlements

	Q3 2020	Q2 2020	Change
	Q
Oil	$9	$213	- 96%
Natural gas	4	15	- 73%
NGL	(3)	4	- 175%
Total cash settlements (1)	$10	$232	- 96%
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q3 2020	Q2 2020	Change
LOE	$100	$108	- 7%
Gathering, processing & transportation	125	123	+2%
Production taxes	42	25	+68%
Property taxes	4	7	- 38%
Total	$271	$263	+3%
Per Boe:
LOE	$3.32	$3.69	- 10%
Gathering, processing & transportation	$4.17	$4.16	+0%
Percent of oil, gas and NGL sales:
Production taxes	6.2%	5.9%	+4%

Production expenses increased from the second quarter to the third quarter primarily due to increased production taxes resulting from higher oil, gas and NGL sales.

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

	Q3 2020	$ per BOE	Q2 2020	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$236	$16.52	$106	$7.81
Powder River Basin	47	$18.63	20	$9.09
Eagle Ford	61	$14.66	22	$4.50
Anadarko Basin	56	$6.72	13	$1.67
Other	7	$10.10	—	$0.10
Total	$407	$13.59	$161	$5.45

Due to higher commodity benchmark prices, our unhedged realized price per Boe increased 57% from the second quarter to the third quarter of 2020. These higher realizations improved our field-level cash margin and other performance measures.

Other Items

	Q3 2020	Q2 2020	Change in earnings
Commodity hedge valuation changes (1)	$(97)	$(593)	$496
Marketing and midstream operations	(2)	(8)	6
Exploration expenses	39	12	(27)
Net financing costs	66	69	3
Restructuring and transaction costs	32	—	(32)
Other expenses	—	13	13
			$459
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Exploration expenses increased from the second quarter to the third quarter primarily due to unproved impairments of $36 million in the third quarter related to certain non-core acreage we no longer intend to pursue for exploration opportunities. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs reflect workforce reductions that occurred in the third quarter to improve the company’s cost structure and enhance its operational focus. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q3 2020	Q2 2020
Current benefit	$(90)	$(3)
Deferred benefit	—	—
Total benefit	$(90)	$(3)
Effective income tax rate	47%	0%

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

Q3 2020 vs. Q3 2019

Our third quarter 2020 net loss from continuing operations was $103 million, compared to net earnings of $136 million in the third quarter of 2019. The graph below shows the change in the net earnings from the third quarter of 2019 to the net loss in the third quarter of 2020. The material changes are further discussed on the following pages.

September 30, YTD 2020 vs. September 30, YTD 2019

Our nine months ended September 30, 2020 net loss from continuing operations was $2.5 billion, compared to a net loss of $91 million for the nine months ended September 30, 2019. The graph below shows the change in the net loss from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The material changes are further discussed on the following pages.

Production Volumes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	% of Total	2019	Change	2020	% of Total	2019	Change
Oil (MBbls/d)
Delaware Basin	77	53%	70	+9%	80	52%	66	+22%
Powder River Basin	21	14%	18	+16%	20	13%	16	+24%
Eagle Ford	22	15%	22	- 0%	25	16%	23	+7%
Anadarko Basin	19	13%	32	- 40%	21	14%	32	- 33%
Other	7	5%	9	- 25%	8	5%	8	- 9%
Total	146	100%	151	- 4%	154	100%	145	+6%
Gas (MMcf/d)
Delaware Basin	239	41%	167	+43%	241	40%	157	+53%
Powder River Basin	23	4%	28	- 18%	24	4%	23	+5%
Eagle Ford	73	12%	75	- 2%	82	13%	80	+3%
Anadarko Basin	242	42%	317	- 24%	258	42%	321	- 19%
Other	3	1%	4	- 14%	4	1%	5	- 33%
Total	580	100%	591	- 2%	609	100%	586	+4%
NGLs (MBbls/d)
Delaware Basin	38	46%	28	+37%	35	45%	26	+35%
Powder River Basin	3	3%	2	+10%	3	3%	2	+23%
Eagle Ford	11	14%	11	+6%	11	14%	12	- 7%
Anadarko Basin	30	36%	37	- 18%	28	37%	37	- 22%
Other	1	1%	1	- 46%	1	1%	2	- 41%
Total	83	100%	79	+5%	78	100%	79	- 1%
Combined (MBoe/d)
Delaware Basin	155	48%	127	+22%	155	46%	118	+32%
Powder River Basin	28	9%	25	+9%	27	8%	22	+21%
Eagle Ford	46	14%	45	+1%	50	15%	48	+3%
Anadarko Basin	89	27%	121	- 26%	92	28%	123	- 25%
Other	8	2%	10	- 21%	9	3%	10	- 5%
Total	326	100%	328	- 1%	333	100%	321	+4%

From the third quarter of 2019 to the third quarter of 2020, a decrease in volumes contributed to a $19 million decrease in earnings. From the nine months ended 2019 to the nine months ended 2020, an increase in volumes contributed to a $148 million increase in earnings. Continued development in the Delaware Basin and Powder River Basin has resulted in higher production volumes during 2020 compared to 2019. These increases were partially offset by significantly lower activity in the Anadarko Basin.

Field Prices

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	Realization	2019	Change	2020	Realization	2019	Change
Oil (per Bbl)
WTI index	$40.86		$56.34	- 27%	$38.57		$57.02	- 32%
Realized price, unhedged	$37.56	92%	$54.40	- 31%	$34.63	90%	$54.47	- 36%
Cash settlements	$0.65		$2.18		$7.06		$1.80
Realized price, with hedges	$38.21	94%	$56.58	- 32%	$41.69	108%	$56.27	- 26%
Gas (per Mcf)
Henry Hub index	$1.98		$2.23	- 11%	$1.88		$2.67	- 30%
Realized price, unhedged	$1.48	75%	$1.47	+0%	$1.32	70%	$1.82	- 27%
Cash settlements	$0.06		$0.41		$0.24		$0.15
Realized price, with hedges	$1.54	78%	$1.88	- 18%	$1.56	83%	$1.97	- 21%
NGLs (per Bbl)
Mont Belvieu blended index (1)	$16.69		$16.18	+3%	$14.55		$19.39	- 25%
Realized price, unhedged	$12.36	74%	$12.02	+3%	$10.66	73%	$15.02	- 29%
Cash settlements	$(0.30)		$2.55		$0.25		$1.57
Realized price, with hedges	$12.06	72%	$14.57	- 17%	$10.91	75%	$16.59	- 34%
Combined (per Boe)
Realized price, unhedged	$22.60		$30.47	- 26%	$20.91		$31.61	- 34%
Cash settlements	$0.33		$2.34		$3.76		$1.46
Total	$22.93		$32.81	- 30%	$24.67		$33.07	- 25%
(1)	Based upon composition of our NGL barrel.

From the third quarter of 2019 to the third quarter of 2020, field prices contributed to a $222 million decrease in earnings. Unhedged realized oil prices decreased primarily due to lower WTI index prices. Additionally, hedge cash settlements decreased for each product. From the nine months ended 2019 to the nine months ended 2020, field prices contributed to a $1.0 billion decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. These decreases were partially offset by favorable hedge cash settlements across each of our products.

Hedge Settlements

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Oil	$9	$31	-71%	$298	$71	320%
Natural gas	4	22	-82%	40	24	67%
NGL	(3)	18	-117%	5	33	-85%
Total cash settlements (1)	$10	$71	-86%	$343	$128	168%
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Production Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
LOE	$100	$118	- 15%	$334	$342	- 2%
Gathering, processing & transportation	125	112	+12%	378	332	+14%
Production taxes	42	58	- 28%	123	182	- 33%
Property taxes	4	6	- 35%	17	17	+3%
Total	$271	$294	- 8%	$852	$873	- 2%
Per Boe:
LOE	$3.32	$3.90	- 15%	$3.66	$3.90	- 6%
Gathering, processing & transportation	$4.17	$3.71	+13%	$4.15	$3.78	+10%
Percent of oil, gas and NGL sales:
Production taxes	6.2%	6.3%	- 2%	6.4%	6.5%	- 2%

An increase in gathering, processing and transportation costs from the nine months ended 2019 to the nine months ended 2020 was due to higher volumes and Anadarko minimum volume commitments which are set to expire at the end of 2020. These increases were offset by lower production taxes resulting from lower oil, gas and NGL sales.

Field-Level Cash Margin

The changes in production volumes, field prices and production expenses, shown above, had the following impact on our field-level cash margins by asset.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ per BOE	2019	$ per BOE	2020	$ per BOE	2019	$ per BOE
Field-Level Cash Margin (non-GAAP)
Delaware Basin	$236	$16.52	$284	$24.42	$602	$14.16	$785	$24.42
Powder River Basin	47	$18.63	63	$27.12	121	$16.45	173	$28.55
Eagle Ford	61	$14.66	100	$24.02	170	$12.54	349	$26.44
Anadarko Basin	56	$6.72	157	$14.08	143	$5.62	537	$16.03
Other	7	$10.10	22	$23.91	21	$8.77	57	$20.05
Total	$407	$13.59	$626	$20.73	$1,057	$11.58	$1,901	$21.66

Due to lower commodity benchmark prices, our unhedged realized price per Boe decreased 34% from the nine months ended 2019 to the nine months ended 2020. These lower realizations have negatively impacted our field-level cash margin and other performance measures.

DD&A and Asset Impairments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Oil and gas per Boe	$9.22	$11.70	- 21%	$10.19	$11.72	- 13%

Oil and gas	$276	$352	- 22%	$929	$1,028	- 10%
Other property and equipment	23	29	- 19%	70	87	- 19%
Total	$299	$381	- 22%	$999	$1,115	- 10%

Asset impairments	$—	$—	N/M	$2,666	$—	N/M

Asset impairments were $2.7 billion in the first nine months of 2020 due to significant decreases in commodity prices since the end of 2019 resulting primarily from the COVID-19 pandemic. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

DD&A decreased in the first nine months of 2020 compared to the first nine months of 2019 primarily due to lower rates resulting from impairments recorded in the first quarter of 2020. This was partially offset by higher volumes in 2020.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Labor and benefits (net of reimbursements)	$46	$67	- 32%	$157	$227	- 31%
Non-labor	29	40	- 29%	99	129	- 23%
Total	$75	$107	- 30%	$256	$356	- 28%

Labor and benefits and non-labor expenses decreased primarily as a result of continued workforce reduction and cost savings initiatives. Additional initiatives are underway to decrease annualized G&A expenses by approximately $100 million by the end of 2020.

Other Items

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change in earnings	2020	2019	Change in earnings
Commodity hedge valuation changes (1)	$(97)	$56	$(153)	$(71)	$(466)	$395
Marketing and midstream operations	(2)	16	(18)	(28)	48	(76)
Exploration expenses	39	18	(21)	163	29	(134)
Asset dispositions	—	(1)	(1)	—	(48)	(48)
Net financing costs	66	60	(6)	200	186	(14)
Restructuring and transaction costs	32	10	(22)	32	73	41
Other expenses	—	3	3	(35)	(12)	23
			$(218)			$187

(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Marketing and midstream operations decreased approximately $76 million for the first nine months ended 2020 compared to the first nine months ended 2019 primarily due to lower commodity prices resulting from the challenged macro-economic environment in 2020, as well as downstream product inventory impairments of $17 million recognized in the first quarter of 2020.

Exploration expenses increased approximately $134 million for the first nine months ended 2020 compared to the first nine months ended 2019 primarily due to $149 million in unproved asset impairments in the first nine months of 2020. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Devon recognized $32 million in restructuring and transaction costs in the third quarter of 2020 related to workforce reductions to improve the company’s cost structure and enhance its operational focus. Devon recognized $73 million in restructuring expenses during the first nine months of 2019. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Discontinued Operations

Results of Operations – Discontinued Operations

The table below presents key components from discontinued operations for the time periods presented. Discontinued operations include the Canadian business that Devon sold in June 2019 and the Barnett Shale assets that Devon sold on October 1, 2020. For additional information on discontinued operations, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Oil, gas and NGL sales	$94	$77	$112	$263	$1,106
Oil, gas and NGL derivatives	$—	$—	$(18)	$—	$(113)
Production expenses	$66	$74	$74	$214	$525
Asset impairments	$3	$—	$—	$182	$37
Asset dispositions	$—	$(2)	$(35)	$(2)	$(222)
Financing costs, net	$(1)	$(1)	$59	$(3)	$85
Restructuring and transaction costs	$—	$—	$5	$—	$244
Other expenses	$26	$(3)	$8	$19	$17
Earnings (loss) from discontinued operations before income taxes	$(2)	$9	$(39)	$(150)	$93
Income tax benefit	$(15)	$—	$(12)	$(47)	$(285)
Net earnings (loss) from discontinued operations, net of tax	$13	$9	$(27)	$(103)	$378

Production (MMBoe):
Barnett Shale	9	9	9	27	27
Canada	—	—	—	—	19
Total production	9	9	9	27	46
Realized price, unhedged (per Boe) - Barnett Shale	$10.94	$8.89	$12.27	$9.89	$13.25
Realized price, unhedged (per Boe) - Canada	N/A	N/A	N/A	N/A	$38.98

Q3 2020 vs. Q2 2020

Net earnings from discontinued operations, net of tax increased $4 million from the second quarter of 2020 to the third quarter of 2020. This was primarily due to higher gas and NGL sales in the third quarter resulting from higher commodity prices, as well as a decrease to Canadian tax liabilities in the third quarter of 2020. These increases in net earnings were partially offset by a $28 million expense recognized in the third quarter of 2020 related to a Barnett Shale royalty matter.

Q3 2020 vs. Q3 2019

Net earnings (loss) from discontinued operations, net of tax increased $40 million from the third quarter of 2019 to the third quarter of 2020. Net earnings increased primarily due to a charge on the early retirement of debt in the third quarter of 2019 as Devon utilized a portion of the sale proceeds from the Canada divestiture to early retire $1.5 billion of senior notes, with no comparable charges in the third quarter of 2020.

September 30, 2020 YTD vs. September 30, 2019 YTD

Net earnings (loss) from discontinued operations, net of tax decreased $481 million for the first nine months ended September 30, 2020 compared to the first nine months ended September 30, 2019. Net earnings decreased primarily due to the divestment of Devon’s Canadian operations during the second quarter of 2019, as well as lower revenues resulting from the challenged macro-economic environment in 2020. Additionally, 2020 includes $182 million in incremental asset impairments to our Barnett Shale assets primarily related to the amended terms of the Barnett Shale sales agreement.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating cash flow from continuing operations	$427	$595	$1,106	$1,464
Divestitures of property and equipment	1	9	29	347
Capital expenditures	(204)	(526)	(936)	(1,502)
Acquisitions of property and equipment	—	(5)	(5)	(28)
Debt activity, net	—	—	—	(162)
Repurchases of common stock	—	(561)	(38)	(1,746)
Common stock dividends	(43)	(35)	(119)	(106)
Contributions from noncontrolling interests	1	—	12	—
Distributions to noncontrolling interests	(4)	—	(10)	—
Other	—	(1)	(17)	(23)
Net change in cash, cash equivalents and restricted cash from discontinued operations	50	(1,673)	31	966
Net change in cash, cash equivalents and restricted cash	$228	$(2,197)	$53	$(790)
Cash, cash equivalents and restricted cash at end of period	$1,897	$1,656	$1,897	$1,656

Operating Cash Flow

Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our financial results continue to be challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic. As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all our capital expenditures and dividends during the three months and nine months ended September 30, 2020.

Divestitures of Property and Equipment

During the first nine months of 2019, we sold non-core U.S. assets for approximately $347 million, net of customary purchase price adjustments. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures and Acquisitions of Property and Equipment

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Delaware Basin	$147	$263	$560	$733
Powder River Basin	24	98	155	214
Eagle Ford	17	39	153	147
Anadarko Basin	2	88	20	325
Other	3	7	9	26
Total oil and gas	193	495	897	1,445
Midstream	7	27	26	38
Other	4	4	13	19
Total capital expenditures	$204	$526	$936	$1,502
Acquisitions	$—	$5	$5	$28

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital program is designed to operate within or near operating cash flow. This is evidenced by our operating cash flow funding all of our capital expenditures for the three months and nine months ended September 30, 2020. Our capital investment program is driven by a disciplined allocation process focused on returns. Our capital expenditures are lower in 2020 primarily due to decreased spending across the majority of our assets. In response to the current macro-economic environment, we reduced our 2020 capital expenditures outlook by approximately $800 million, or 45% compared to the original capital budget.

Debt Activity

During the first nine months of 2019, our debt decreased $162 million due to the repayment of our 6.30% senior notes at maturity.

Shareholder Distributions and Stock Activity

The following table summarizes our common stock dividends during the first nine months of 2020 and 2019. Beginning with the second quarter of 2020, we increased our quarterly dividend 22%, to $0.11 per share. We previously increased our quarterly dividend to $0.09 per share commencing with the second quarter of 2019.

	Amounts	Rate Per Share
Quarter Ended 2020:
First quarter	$34	$0.09
Second quarter	42	$0.11
Third quarter	43	$0.11
Total year-to-date	$119
Quarter Ended 2019:
First quarter	$34	$0.08
Second quarter	37	$0.09
Third quarter	35	$0.09
Total year-to-date	$106

We repurchased 2.2 million shares of common stock for $38 million in the first nine months of 2020 and 64.2 million shares of common stock for $1.7 billion in the first nine months of 2019 under share repurchase programs authorized by our Board of Directors. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Noncontrolling Interest Contributions and Distributions

During the first nine months of 2020, we received $12 million in contributions from our noncontrolling interests in CDM and distributed $10 million to our noncontrolling interests in CDM.

Cash Flows from Discontinued Operations

All cash flows in the following table relate to activities of our Canadian business that Devon sold in June 2019 and the Barnett Shale assets that Devon sold on October 1, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Canadian tax payments	$—	$—	$(173)	$—
Settlements of intercompany foreign denominated assets/liabilities	—	(1)	—	(32)
Other	45	(93)	44	69
Operating activities	45	(94)	(129)	37
Divestitures of property and equipment - Canadian operations	2	7	2	2,608
Divestitures of property and equipment - Barnett Shale assets	—	(1)	170	—
Capital expenditures and other	(1)	(11)	(1)	(136)
Investing activities	1	(5)	171	2,472
Debt activity, net	—	(1,552)	—	(1,552)
Other	—	(19)	—	(27)
Financing activities	—	(1,571)	—	(1,579)
Settlements of intercompany foreign denominated assets/liabilities	—	1	—	32
Other	4	(4)	(11)	4
Effect of exchange rate changes on cash	4	(3)	(11)	36
Net change in cash, cash equivalents and restricted cash of discontinued operations	$50	$(1,673)	$31	$966

Operating cash flows during the first nine months of 2020 include $173 million of cash income and withholding tax payments in Canada related to divestitures and was also negatively impacted by lower commodity prices. Foreign currency denominated intercompany loan activity resulted in a realized loss of $32 million during the first nine months of 2019 as a result of the strengthening of the U.S. dollar in relation to the Canadian dollar. There was an offset in the effect of exchange rate changes on cash line in the table above, resulting in no impact to the net change in cash, cash equivalents and restricted cash. Investing cash flows during the first nine months of 2020 include $170 million in deposit funds from BKV due to the amended terms on the sale of our Barnett Shale assets. On June 27, 2019, we completed the sale of our Canadian business for proceeds of $2.6 billion. See Note 2 and Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional details on these divestitures.

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

Beginning in the first quarter of 2020, the macro-economic environment deteriorated significantly and has created extreme volatility primarily due to concerns arising from the COVID-19 pandemic. In response to this environment, we will continue to maintain flexibility within our capital program as we continue to focus on protecting our financial strength and maintaining operational continuity. Additionally, we have initiatives underway to reduce annualized production, administrative and financing expenses by a total of $300 million.

Operating Cash Flow

Key inputs into determining our planned capital investment are the amounts of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the third quarter of 2020, we held approximately $1.9 billion of cash, inclusive of $190 million of cash restricted for discontinued operations. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as the actual results of these variables may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We hedge our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. We currently have approximately 30% of our 2021 oil production hedged with an average floor price of $38/Bbl and approximately 33% of our 2021 gas production hedged with an average floor price of $2.45/Mcf. We are continuing to build our 2021 and 2022 hedge positions at market prices. The key terms to our oil, gas and NGL derivative financial instruments as of September 30, 2020 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Driven by lower realized prices, margins and capital investment, we have begun initiatives to reduce our annualized production and administrative expenses a total of $225 million. We expect these annualized savings to be sustainable as we tailor our workforce and operations for current activity levels.

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

Divestitures of Property and Equipment and Special Dividend

We closed on our Barnett Shale divestiture on October 1, 2020, receiving proceeds of approximately $490 million, net of purchase price adjustments, including a $170 million deposit received in the second quarter of 2020.

Our Board of Directors approved a $0.26 per share special dividend for approximately $100 million in the aggregate that was paid on October 1, 2020.

Capital Expenditures

In response to the current macro-economic environment, we reduced our 2020 capital expenditures outlook by approximately $800 million, or 45% compared to the original capital budget. Our exploration and development budget for the fourth quarter of 2020 is expected to range from $160 million to $200 million. As economic factors change, we will continue to be flexible with our capital program.

Debt Repurchases

Our Board of Directors has authorized a $1.5 billion debt repurchase program. Repurchases will be dependent on market conditions and may be made through open market purchases, tender offers or other transaction structures. The repurchases are expected to generate $75 million of annualized financing cost savings.

Credit Availability

As of September 30, 2020, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2020, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. Our credit rating from Standard and Poor’s Financial Services is BBB- with a stable outlook. Our credit rating from Fitch is BBB with a positive outlook. Our credit rating from Moody’s Investor Service is Ba1 with a stable outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

Strategic Merger of Equals

On September 26, 2020, Devon and WPX entered into the Merger Agreement to combine in an all-stock merger of equals transaction expected to close in the first quarter of 2021. The strategic combination accelerates our transition to a cash-return business model, which moderates growth, emphasizes capital efficiencies and prioritizes cash to shareholders. Effective upon the closing of the Merger, Devon intends to implement a fixed plus variable dividend strategy. In addition to maintaining its fixed quarterly dividend, the future variable dividends could be up to 50% of excess quarterly free cash flow, subject to certain criteria being met. Excess free cash flow for purposes of computing the variable dividend is based on the net cash from operating activities less capital expenditures and the fixed quarterly cash dividend. The Merger is also expected to create value from operational and corporate synergies and reduced financing costs.

Critical Accounting Estimates

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to an unprecedented downturn in the commodity price environment and the resulting asset impairments, Devon had significant deferred tax assets at March 31, 2020. Accordingly, we reassessed the realizability of our deferred tax assets in future periods and recorded a 100% valuation allowance against our net deferred tax assets during the first quarter of 2020. As of September 30, 2020, we remain in a full valuation allowance position.

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

We assessed our Eagle Ford asset for impairment as of June 30, 2020 and September 30, 2020 utilizing the same methodology we applied for the impairment assessments for all of our and oil and gas fields in the first quarter of 2020. Our Eagle Ford asset’s sum of undiscounted cash flows exceeded the carrying value indicating no impairment as of September 30, 2020. Further, as a result of improved oil pricing, the cushion increased significantly from March 31, 2020 to September 30, 2020. If prices significantly deteriorate and/or management lowers the planned capital investment in the Eagle Ford field, our Eagle Ford asset could be subject to a material impairment of capitalized costs.

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

Subsequent to the end of the first quarter of 2020, Devon’s common stock price increased approximately 37% during the second and third quarter but remains significantly less than our average trading price before the events experienced in the first quarter of 2020. Although our common stock price and commodity prices are in a period of high volatility, a sustained period of depressed commodity prices would adversely affect our estimates of future operating results, which could result in future goodwill impairments due to the potential impact on the cash flows of our operations. The impairment of goodwill has no effect on liquidity or capital resources. However, it would adversely affect our results of operations in the period recognized.

For additional information regarding our critical accounting policies and estimates, see our 2019 Annual Report on Form 10-K.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2020 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our financial results. For more information on the results of discontinued operations for our Barnett Shale asset and Canadian operations, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, noncash asset impairments (including noncash unproved asset impairments), deferred tax asset valuation allowance, costs associated with early retirement of debt, fair value changes in derivative financial instruments and foreign currency, changes in tax legislation and restructuring and transaction costs associated with the workforce reductions described further in Note 6.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2020
Continuing Operations
Loss attributable to Devon (GAAP)	$(193)	$(103)	$(105)	$(0.29)	$(2,980)	$(2,470)	$(2,475)	$(6.58)
Adjustments:
Asset and exploration impairments	36	29	29	0.08	2,816	2,178	2,178	5.80
Deferred tax asset valuation allowance	—	(5)	(5)	(0.01)	—	252	252	0.65
Fair value changes in financial instruments	97	74	74	0.19	71	55	55	0.14
Change in tax legislation	—	(43)	(43)	(0.11)	—	(105)	(105)	(0.27)
Restructuring and transaction costs	32	25	25	0.07	32	25	25	0.06
Core loss attributable to Devon (Non-GAAP)	$(28)	$(23)	$(25)	$(0.07)	$(61)	$(65)	$(70)	$(0.20)
Discontinued Operations
Earnings (loss) attributable to Devon (GAAP)	$(2)	$13	$13	$0.04	$(150)	$(103)	$(103)	$(0.27)
Adjustments:
Asset dispositions	—	—	—	—	(2)	(1)	(1)	(0.00)
Asset impairments	3	3	3	0.00	182	143	143	0.37
Fair value changes in foreign currency and other	(2)	(3)	(3)	(0.01)	4	2	2	0.01
Core earnings (loss) attributable to Devon (Non-GAAP)	$(1)	$13	$13	$0.03	$34	$41	$41	$0.11
Total
Loss attributable to Devon (GAAP)	$(195)	$(90)	$(92)	$(0.25)	$(3,130)	$(2,573)	$(2,578)	$(6.85)
Adjustments:
Continuing Operations	165	80	80	0.22	2,919	2,405	2,405	6.38
Discontinued Operations	1	—	—	(0.01)	184	144	144	0.38
Core loss attributable to Devon (Non-GAAP)	$(29)	$(10)	$(12)	$(0.04)	$(27)	$(24)	$(29)	$(0.09)
2019
Continuing Operations
Earnings (loss) attributable to Devon (GAAP)	$190	$136	$136	$0.34	$(88)	$(91)	$(91)	$(0.22)
Adjustments:
Asset dispositions	(1)	(1)	(1)	(0.00)	(48)	(37)	(37)	(0.09)
Asset and exploration impairments	14	11	11	0.03	16	13	13	0.03
Deferred tax asset valuation allowance	—	4	4	0.01	—	2	2	0.00
Fair value changes in financial instruments	(57)	(44)	(44)	(0.11)	465	358	358	0.86
Restructuring and transaction costs	10	8	8	0.02	73	57	57	0.14
Core earnings attributable to Devon (Non-GAAP)	$156	$114	$114	$0.29	$418	$302	$302	$0.72
Discontinued Operations
Earnings (loss) attributable to Devon (GAAP)	$(39)	$(27)	$(27)	$(0.07)	$93	$378	$378	$0.91
Adjustments:
Asset dispositions	(35)	(20)	(20)	(0.05)	(222)	(479)	(479)	(1.16)
Asset and exploration impairments	—	—	—	0.00	37	27	27	0.07
Deferred tax asset valuation allowance	—	(4)	(4)	(0.01)	—	23	23	0.05
Early retirement of debt	58	45	45	0.11	58	45	45	0.11
Fair value changes in financial instruments and foreign currency and other	(6)	(9)	(9)	(0.02)	(29)	(32)	(32)	(0.08)
Restructuring and transaction costs	5	4	4	0.01	244	178	178	0.44
Core earnings (loss) attributable to Devon (Non-GAAP)	$(17)	$(11)	$(11)	$(0.03)	$181	$140	$140	$0.34
Total
Earnings attributable to Devon (GAAP)	$151	$109	$109	$0.27	$5	$287	$287	$0.69
Adjustments:
Continuing Operations	(34)	(22)	(22)	(0.05)	506	393	393	0.94
Discontinued Operations	22	16	16	0.04	88	(238)	(238)	(0.57)
Core earnings attributable to Devon (Non-GAAP)	$139	$103	$103	$0.26	$599	$442	$442	$1.06

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss) (GAAP)	$(90)	$109	$(2,573)	$287
Net (earnings) loss from discontinued operations, net of tax	(13)	27	103	(378)
Financing costs, net	66	60	200	186
Income tax expense (benefit)	(90)	54	(510)	3
Exploration expenses	39	18	163	29
Depreciation, depletion and amortization	299	381	999	1,115
Asset impairments	—	—	2,666	—
Asset dispositions	—	(1)	—	(48)
Share-based compensation	19	20	58	64
Derivative and financial instrument non-cash valuation changes	97	(57)	71	464
Restructuring and transaction costs	32	10	32	73
Accretion on discounted liabilities and other	—	5	(35)	(10)
EBITDAX (non-GAAP)	359	626	1,174	1,785
Marketing and midstream revenues and expenses, net	2	(16)	28	(48)
Commodity derivative cash settlements	(10)	(71)	(343)	(128)
General and administrative expenses, cash-based	56	87	198	292
Field-level cash margin (non-GAAP)	$407	$626	$1,057	$1,901

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2020, we have commodity derivatives that pertain to a portion of our estimated production for the last three months of 2020, as well as for 2021 and 2022. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2020, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $131 million.

Interest Rate Risk

As of September 30, 2020, we had total debt of $4.3 billion. All of our debt is based on fixed interest rates averaging 6.0%.

Foreign Currency Risk

We had no material foreign currency risk at September 30, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2020 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

Except for the addition of the risks related to the Merger discussed below and the pandemic risk factor discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes to the information included in Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

Risks Relating to the Merger

We may fail to realize the anticipated benefits of the Merger, and any failure to successfully integrate the businesses and operations of Devon and WPX may adversely affect our future results.

The success of the Merger will depend on, among other things, the combined company’s ability to combine the Devon and WPX businesses in a manner that realizes anticipated synergies and benefits. If the combined company is not able to successfully achieve these synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

We and WPX have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Devon employees or key WPX employees, the loss of customers, the disruption of our or WPX’s ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post‑completion integration process that takes longer than originally anticipated.  Furthermore, the combined company’s board of directors and management team will consist of directors and employees from each of Devon and WPX, as applicable. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and strategic philosophies, which may not be successful or take longer than anticipated.

We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger, and we may be the target of securities class action and derivative lawsuits as a result of the Merger.

Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business operations and financial results. During the pendency of the Merger, the Merger Agreement generally requires us to operate our business in all material respects in the ordinary course and not to engage in specified types of actions during this period, in each case subject to certain exceptions. These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or effectively respond to competitive pressures or industry developments.

In addition, litigation is common in connection with mergers and acquisitions of public companies, regardless of any merits related to the claims. Defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages. Moreover, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, the injunction may delay or prevent the Merger from being completed, which may adversely affect our business, results of operations and financial condition.

The Merger Agreement could be terminated, which could negatively impact us.

The Merger is subject to a number of conditions that must be satisfied or waived (to the extent permissible) prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. The Merger Agreement also contains certain termination rights for both Devon and WPX, including if the Merger is not consummated by March 26, 2021, and further provides that, upon termination of the Merger Agreement under certain circumstances, we may be required to pay WPX a termination fee equal to $75 million.

If the Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we may experience certain negative effects, including the following: (i) may experience negative reactions from the financial markets and business partners; (ii) we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting and other advisory fees and printing costs; and (iii) matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2020 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	5	$10.80	—	$962
August 1 - August 31	1	$12.64	—	$962
September 1 - September 30	66	$9.43	—	$962
Total	72	$9.58	—

(1)	These amounts reflect the shares received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)

On December 17, 2019, we announced a $1.0 billion share repurchase program that has a December 31, 2020 expiration date. As of September 30, 2020, we had repurchased 2.2 million common shares for $38 million, or $16.85 per share, under our share repurchase program. Devon has temporarily suspended its share repurchase program. If Devon were to resume share repurchases under the program, such repurchases may be made in open-market or private transactions. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Under the Devon Plan, eligible employees made purchases of shares of our common stock through an investment in the Devon Stock Fund, which is administered by an independent trustee. Eligible employees purchased approximately 4,500 shares of our common stock in the third quarter of 2020, at then-prevailing stock prices, that they held through their ownership in the Stock Fund. We acquired the shares of our common stock sold under the Devon Plan through open-market purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of September 26, 2020, by and among Devon Energy Corporation, East Merger Sub, Inc. and WPX Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed September 28, 2020; File No. 001-32318).

10.1

Support Agreement, dated as of September 26, 2020, by and among Devon Energy Corporation and certain affiliates of EnCap Investments L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 28, 2020; File No. 001-32318).

10.2*

Employment Letter Agreement, dated as of September 26, 2020, by and between Devon Energy Corporation and David A. Hager (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed September 28, 2020; File No. 001-32318).

10.3*

Employment Letter Agreement, dated as of September 26, 2020, by and between Devon Energy Corporation and Richard E. Muncrief (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed September 28, 2020; File No. 001-32318).

10.4*

Employment Letter Agreement, dated as of September 26, 2020, by and between Devon Energy Corporation and Clay M. Gaspar (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed September 28, 2020; File No. 001-32318).

10.5*

Employment Letter Agreement, dated as of September 26, 2020, by and between Devon Energy Corporation and Dennis C. Cameron (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed September 28, 2020; File No. 001-32318).

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

DEVON ENERGY CORPORATION

Date: October 30, 2020	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer