Form 10-Q
period 2021-03-31
DEVON ENERGY CORP/DE
filed 2021-05-05
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

On April 21, 2021, 676.9 million shares of common stock were outstanding.

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

“Catalyst” means Catalyst Midstream Partners, LLC.

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

“HEP” means Howard Energy Partners.

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

“QLCP” means QL Capital Partners, LP

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” as defined by the SEC. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words and phrases “expects,” “believes,” “will,” “would,” “could,” “continue,” “may,” “aims,” “likely to be,” “intends,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Devon expects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially and adversely from our expectations due to a number of factors, including, but not limited to:

•	the volatility of oil, gas and NGL prices;
•	risks relating to the COVID-19 pandemic or other future pandemics;
•	uncertainties inherent in estimating oil, gas and NGL reserves;
•	the extent to which we are successful in acquiring and discovering additional reserves;
•	regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to environmental matters;
•	risks related to regulatory, social and market efforts to address climate change;
•	the uncertainties, costs and risks involved in our operations, including as a result of employee misconduct;
•	risks related to our hedging activities;
•	counterparty credit risks;
•	risks relating to our indebtedness;
•	cyberattack risks;
•	our limited control over third parties who operate some of our oil and gas properties;
•	midstream capacity constraints and potential interruptions in production;
•	the extent to which insurance covers any losses we may experience;
•	competition for assets, materials, people and capital;
•	risks related to investors attempting to effect change;
•	our ability to successfully complete mergers, acquisitions and divestitures;
•	risks related to the Merger, including the risk that we may not realize the anticipated benefits of the Merger or successfully integrate the two legacy businesses; and
•	any of the other risks and uncertainties discussed in this report, our 2020 Annual Report on Form 10-K and our other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We assume no duty to update or revise our forward-looking statements based on new information, future events or otherwise.

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Oil, gas and NGL sales	$1,788	$807
Oil, gas and NGL derivatives	(528)	720
Marketing and midstream revenues	502	560
Total revenues	1,762	2,087
Production expenses	489	318
Exploration expenses	3	112
Marketing and midstream expenses	523	578
Depreciation, depletion and amortization	467	401
Asset impairments	—	2,666
Asset dispositions	(32)	—
General and administrative expenses	107	102
Financing costs, net	77	65
Restructuring and transaction costs	189	—
Other, net	(29)	(48)
Total expenses	1,794	4,194
Loss from continuing operations before income taxes	(32)	(2,107)
Income tax benefit	(248)	(417)
Net earnings (loss) from continuing operations	216	(1,690)
Net loss from discontinued operations, net of income taxes	—	(125)
Net earnings (loss)	216	(1,815)
Net earnings attributable to noncontrolling interests	3	1
Net earnings (loss) attributable to Devon	$213	$(1,816)
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$0.33	$(4.48)
Basic loss from discontinued operations per share	—	(0.34)
Basic net earnings (loss) per share	$0.33	$(4.82)
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$0.32	$(4.48)
Diluted loss from discontinued operations per share	—	(0.34)
Diluted net earnings (loss) per share	$0.32	$(4.82)
Comprehensive earnings (loss):
Net earnings (loss)	$216	$(1,815)
Other comprehensive earnings (loss), net of tax:
Pension and postretirement plans	23	1
Other comprehensive earnings, net of tax	23	1
Comprehensive earnings (loss):	$239	$(1,814)
Comprehensive earnings attributable to noncontrolling interests	3	1
Comprehensive earnings (loss) attributable to Devon	$236	$(1,815)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$216	$(1,815)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Net loss from discontinued operations, net of income taxes	—	125
Depreciation, depletion and amortization	467	401
Asset impairments	—	2,666
Leasehold impairments	1	110
(Amortization) accretion of liabilities	(54)	8
Total (gains) losses on commodity derivatives	528	(720)
Cash settlements on commodity derivatives	(232)	101
Gains on asset dispositions	(32)	—
Deferred income tax benefit	(243)	(311)
Share-based compensation	41	20
Early retirement of debt	27	—
Changes in assets and liabilities, net	(127)	(56)
Net cash from operating activities - continuing operations	592	529
Cash flows from investing activities:
Capital expenditures	(499)	(425)
Acquisitions of property and equipment	—	(4)
Divestitures of property and equipment	15	25
WPX acquired cash	344	—
Distributions from equity method investments	10	—
Net cash from investing activities - continuing operations	(130)	(404)
Cash flows from financing activities:
Repayments of long-term debt	(533)	—
Early retirement of debt	(27)	—
Repurchases of common stock	—	(38)
Dividends paid on common stock	(203)	(34)
Contributions from noncontrolling interests	—	5
Distributions to noncontrolling interests	(4)	(3)
Acquisition of noncontrolling interests	(24)	—
Shares exchanged for tax withholdings	(33)	(17)
Net cash from financing activities - continuing operations	(824)	(87)
Effect of exchange rate changes on cash - continuing operations	3	—
Net change in cash, cash equivalents and restricted cash of continuing operations	(359)	38
Cash flows from discontinued operations:
Operating activities	—	(131)
Investing activities	—	(1)
Financing activities	—	—
Effect of exchange rate changes on cash	—	(23)
Net change in cash, cash equivalents and restricted cash of discontinued operations	—	(155)
Net change in cash, cash equivalents and restricted cash	(359)	(117)
Cash, cash equivalents and restricted cash at beginning of period	2,237	1,844
Cash, cash equivalents and restricted cash at end of period	$1,878	$1,727

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,683	$1,527
Restricted cash	195	200
Total cash, cash equivalents and restricted cash	$1,878	$1,727

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,878	$2,237
Accounts receivable	1,089	601
Income taxes receivable	166	174
Other current assets	334	248
Total current assets	3,467	3,260
Oil and gas property and equipment, based on successful efforts accounting, net	13,826	4,436
Other property and equipment, net ($106 million and $102 million related to CDM in 2021 and 2020, respectively)	1,448	957
Total property and equipment, net	15,274	5,393
Goodwill	753	753
Right-of-use assets	255	223
Investments	402	12
Other long-term assets	306	271
Total assets	$20,457	$9,912
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$564	$242
Revenues and royalties payable	909	662
Short-term debt	226	—
Other current liabilities	1,246	536
Total current liabilities	2,945	1,440
Long-term debt	7,042	4,298
Lease liabilities	260	246
Asset retirement obligations	455	358
Other long-term liabilities	1,269	551
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 675 million and 382 million shares in 2021 and 2020, respectively	67	38
Additional paid-in capital	8,172	2,766
Retained earnings	218	208
Accumulated other comprehensive loss	(104)	(127)
Total stockholders’ equity attributable to Devon	8,353	2,885
Noncontrolling interests	133	134
Total equity	8,486	3,019
Total liabilities and equity	$20,457	$9,912

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Other
			Additional	Earnings	Comprehensive
	Common Stock		Paid-In	(Accumulated	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended March 31, 2021
Balance as of December 31, 2020	382	$38	$2,766	$208	$(127)	$—	$134	$3,019
Net earnings	—	—	—	213	—	—	3	216
Other comprehensive earnings, net of tax	—	—	—	—	23	—	—	23
Restricted stock grants, net of cancellations	4	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(38)	—	(38)
Common stock retired	(2)	—	(38)	—	—	38	—	—
Common stock dividends	—	—	—	(203)	—	—	—	(203)
Common stock issued	290	29	5,403	—	—	—	—	5,432
Share-based compensation	1	—	41	—	—	—	—	41
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2021	675	$67	$8,172	$218	$(104)	$—	$133	$8,486
Three Months Ended March 31, 2020
Balance as of December 31, 2019	382	$38	$2,735	$3,148	$(119)	$—	$118	$5,920
Net earnings (loss)	—	—	—	(1,816)	—	—	1	(1,815)
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(54)	—	(54)
Common stock retired	(3)	—	(54)	—	—	54	—	—
Common stock dividends	—	—	—	(34)	—	—	—	(34)
Share-based compensation	1	—	20	—	—	—	—	20
Contributions from noncontrolling interests	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance as of March 31, 2020	383	$38	$2,701	$1,298	$(118)	$—	$121	$4,040

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2020 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2021 and 2020 and Devon’s financial position as of March 31, 2021.

Devon and WPX completed an all-stock merger of equals on January 7, 2021. On the closing date of the Merger, each share of WPX common stock was automatically converted into the right to receive 0.5165 of a share of Devon common stock. The transaction has been accounted for using the acquisition method of accounting, with Devon being treated as the accounting acquirer. See Note 2 for further discussion.

As further discussed in Note 18, Devon closed on the sale of its Barnett Shale assets in October 2020. Prior to December 31, 2020, activity relating to Devon’s Barnett Shale assets is classified as discontinued operations within Devon’s consolidated statements of comprehensive earnings and consolidated statements of cash flows.

As of March 31, 2021, Devon classified approximately $185 million of cash as restricted cash on the consolidated balance sheets for obligations associated with the abandonment of certain gas processing contracts related to divestitures of other Barnett Shale assets that occurred in 2018 and obligations retained related to the Canadian business. Cash payments for these charges related to the Barnett assets and Canada business total approximately $10 million per quarter.

Variable Interest Entity

Cotton Draw Midstream, L.L.C. (“CDM”) is a joint-venture entity formed by Devon and an affiliate of QL Capital Partners, LP (“QLCP”). CDM provides gathering, compression and dehydration services for natural gas production in the Cotton Draw area of the Delaware Basin. Devon holds a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets. CDM is considered a VIE to Devon. The assets of CDM cannot be used by Devon for general corporate purposes and are included in, and disclosed parenthetically, on Devon's consolidated balance sheets. The carrying amount of liabilities related to CDM for which the creditors do not have recourse to Devon's assets are also included in, and disclosed parenthetically, on Devon's consolidated balance sheets if material.

Investments

In conjunction with the Merger, Devon acquired an interest in Catalyst which is a joint venture established between WPX and Howard Energy Partners (“HEP”) to develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the agreement, Devon and HEP each have a 50 percent voting interest in the joint venture legal entity and HEP serves as the operator. Through 2038, Devon’s production from 50,000 net acres in the Stateline area of the Delaware Basin has been dedicated to Catalyst subject to fixed-fee oil gathering and natural gas processing agreements. The agreements do not include any minimum volume commitments. Devon accounts for the investment in Catalyst as an equity method investment. Devon’s investment in Catalyst is shown within investments on the consolidated balance sheet and Devon’s share of Catalyst earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended March 31,
	2021	2020
Oil	$1,357	$662
Gas	207	70
NGL	224	75
Oil, gas and NGL sales	1,788	807

Oil	209	329
Gas	118	94
NGL	175	137
Marketing and midstream revenues	502	560
Total revenues from contracts with customers	$2,290	$1,367

2.Acquisitions and Divestitures

WPX Merger

On January 7, 2021, Devon and WPX completed an all-stock merger of equals. WPX was an oil and gas exploration and production company with assets in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. On the closing date of the Merger, each share of WPX common stock was automatically converted into the right to receive 0.5165 of a share of Devon common stock. No fractional shares of Devon’s common stock were issued in the Merger, and holders of WPX common stock instead received cash in lieu of fractional shares of Devon common stock, if any. Based on the closing price of Devon’s common stock on January 7, 2021, the total value of Devon common stock issued to holders of WPX common stock as part of this transaction was approximately $5.4 billion. The Merger was structured as a tax-free reorganization for United States federal income tax purposes.

Purchase Price Allocation

The transaction has been accounted for using the acquisition method of accounting, with Devon being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of WPX and its subsidiaries have been recorded at their respective fair values as of the date of completion of the Merger and added to Devon’s. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the Merger. Determining the fair value of the assets and liabilities of WPX requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of WPX’s oil and gas properties. The inputs and assumptions related to the oil and gas properties are categorized as level 3 in the fair value hierarchy.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table represents the preliminary allocation of the total purchase price of WPX to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

Preliminary Purchase Price Allocation
Consideration:
WPX Common Stock outstanding	561.2
Exchange Ratio	0.5165
Devon common stock issued	289.9
Devon closing price on January 7, 2021	$18.57
Total common equity consideration	5,383
Share-based replacement awards	49
Total consideration	$5,432
Assets acquired:
Cash, cash equivalents and restricted cash	$344
Accounts receivable	425
Other current assets	49
Right-of-use assets	38
Proved oil and gas property and equipment	7,017
Unproved and properties under development	2,367
Other property and equipment	485
Investments	400
Other long-term assets	43
Total assets acquired	$11,168
Liabilities assumed:
Accounts payable	$346
Revenue and royalties payable	223
Other current liabilities	454
Debt	3,562
Lease liabilities	38
Asset retirement obligations	94
Deferred income taxes	254
Other long-term liabilities	765
Total liabilities assumed	5,736
Net assets acquired	$5,432

WPX Revenues and Earnings

The following table represents WPX’s revenues and earnings included in Devon’s consolidated comprehensive statements of earnings subsequent to the closing date of the Merger.

Three Months Ended March 31,
2021
Total revenues	$772
Net earnings	$166

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Pro Forma Financial Information

Due to the Merger closing on January 7, 2021, all activity in the first quarter of 2021 except for the first six days of January is included in Devon’s consolidated statements of comprehensive earnings. The following unaudited pro forma financial information for the three months ended March 31, 2020 is based on our historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2020. The information below reflects pro forma adjustments to conform WPX’s historical financial information to Devon’s financial statement presentation. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the Merger had been completed as of the beginning of the periods presented, nor is it indicative of future results.

Three Months Ended March 31,
Continuing operations:	2020
Total revenues	$3,485
Net loss	$(1,864)
Basic net loss per share	$(2.77)

Divestitures

On March 3, 2021, Devon completed the sale of non-core assets in the Rockies for proceeds of $9 million, net of purchase price adjustments, and recognized a $35 million gain related to the sale. The transaction includes contingent earnout payments of up to $8 million. The total estimated proved reserves associated with these divested assets are approximately 3 MMBoe. As of December 31, 2020, the associated assets and liabilities were classified as assets held for sale and included in other current assets and other current liabilities, respectively.

On October 1, 2020, Devon completed the sale of its Barnett Shale assets to BKV for proceeds, net of purchase price adjustments, of $490 million. The agreement with BKV also provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon recognized a $748 million asset impairment related to these assets in the fourth quarter of 2019 and incremental asset impairments of $179 million and $3 million during the first quarter and third quarter of 2020, respectively. Additional information can be found in Note 18.

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, price swaptions, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of March 31, 2021, Devon did not have any open interest rate swap contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of March 31, 2021, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivatives

As of March 31, 2021, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Swaptions		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2021	81,122	$40.45	6,691	$40.12	40,905	$39.84	$49.84	5,000	$39.50
Q1-Q4 2022	25,619	$43.82	10,323	$46.46	15,733	$44.92	$54.92	—	$—

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2021	Midland Sweet	22,669	$0.84
Q2-Q4 2021	Guernsey Light Sweet	2,007	$(1.48)
Q2-Q4 2021	BRENT	1,000	$(8.00)
Q2-Q4 2021	NYMEX Roll	11,676	$0.38
Q1-Q4 2022	BRENT	1,000	$(7.75)
Q1-Q4 2022	NYMEX Roll	16,000	$0.37

As of March 31, 2021, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index and the end of month NYMEX index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps (1)		Price Swaptions (2)		Price Collars (2)			Call Options Sold (2)
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q2-Q4 2021	270,636	$2.63	—	$—	196,218	$2.46	$2.96	50,000	$2.68
Q1-Q4 2022	3,452	$2.85	100,000	$2.70	69,110	$2.54	$3.04	—	$—

(1)

Related to the 2021 open positions, 30,636 MMBtu/d settle against the Inside FERC first of month Henry Hub index at an average price of $2.76 and 240,000 MMBtu/d settle against the end of month NYMEX index at an average price of $2.62. All 2022 open positions settle against the Inside FERC first of month Henry Hub index.

(2)	Price swaptions and call options settle against end of the month NYMEX index. Price collars settle against the Inside FERC first of the month Henry Hub Index.

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2021	El Paso Natural Gas	35,000	$(0.92)
Q2-Q4 2021	WAHA	80,000	$(0.65)
Q1-Q4 2022	WAHA	70,000	$(0.57)
Q1-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	WAHA	40,000	$(0.51)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2021, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2021	Natural Gasoline	1,000	$47.57
Q2-Q4 2021	Normal Butane	1,000	$31.40
Q2-Q4 2021	Propane	1,000	$27.88

Financial Statement Presentation

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheets caption.

	March 31, 2021	December 31, 2020
Commodity derivative assets:
Other current assets	$3	$5
Other long-term assets	3	1
Total derivative assets	$6	$6
Commodity derivative liabilities:
Other current liabilities	$667	$143
Other long-term liabilities	122	5
Total derivative liabilities	$789	$148

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

	Three Months Ended March 31,
	2021	2020
G&A	$20	$20
Restructuring and transaction costs	21	—
Total	$41	$20

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its approved long-term incentive plan, Devon grants share-based awards to certain employees. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

			Performance-Based		Performance
	Restricted Stock Awards & Units		Restricted Stock Awards		Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/20	5,316	$25.82	44	$44.70	1,994		$31.89
Granted (1)	5,542	$18.71	—	$—	861		$18.08
Vested	(4,329)	$22.63	(39)	$45.41	(754)		$37.40
Forfeited	(20)	$24.79	—	$—	(25)		$36.04
Unvested at 3/31/21	6,509	$21.89	5	$38.54	2,076	(2)	$24.12

(1)

Due to the closing of the Merger, each share of WPX common stock was automatically converted into the right to receive 0.5165 of a share of Devon common stock. As a result, approximately 4.9 million awards relate to the conversion of WPX equity awards to Devon equity awards.

(2)	A maximum of 4.2 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2021, as indicated in the previous summary table.

2021
Grant-date fair value	$18.08
Risk-free interest rate	0.18%
Volatility factor	67.8%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2021.

		Performance-Based
	Restricted Stock	Restricted Stock	Performance
	Awards/Units	Awards	Share Units
Unrecognized compensation cost	$88	$—	$21
Weighted average period for recognition (years)	2.2	0.2	2.3

5.Asset Impairments

The following table presents a summary of Devon’s asset impairments. Unproved impairments shown below are included in exploration expenses in the consolidated statements of comprehensive earnings.

	Three Months Ended March 31,
	2021	2020
Proved oil and gas assets	$—	$2,664
Other assets	—	2
Total asset impairments	$—	$2,666

Unproved impairments	$1	$110

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Proved Oil and Gas and Other Asset Impairments

Due to the reduced demand from the COVID-19 pandemic causing an unprecedented downturn in the price of oil and reductions in near-term capital investment, Devon recognized approximately $2.7 billion of proved asset impairments during the first quarter of 2020. These impairments related to the Anadarko Basin and Rockies fields in which the cost basis included acquisitions completed in 2016 and 2015, respectively, when commodity prices were much higher. During the first quarter of 2020, Devon also recognized $2 million of product line fill impairments.

Unproved Impairments

Due to the downturn in the commodity price environment and reduced near-term investment as discussed above, Devon also recognized $110 million of unproved impairments during the first three months of 2020, primarily in the Rockies field.

6.Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Three Months Ended March 31,
	2021	2020
Restructuring	$143	$—
Transaction costs	46	—
Total	$189	$—

In conjunction with the Merger closing, Devon recognized $143 million of restructuring expenses during the first quarter of 2021 related to employee severance and termination benefits, settlements and curtailments from defined retirement benefits and contract terminations. Of these expenses, $37 million and $21 million resulted from settlements and curtailments of defined retirement benefits and accelerated vesting of share-based grants, respectively, which are non-cash charges. Additionally, in conjunction with the Merger closing, Devon recognized $46 million of transaction costs primarily comprised of bank, legal and accounting fees.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2020	$35	$137	$172
Changes related to 2021 workforce reductions	61	—	61
Changes related to prior years' restructurings	(2)	(7)	(9)
Balance as of March 31, 2021	$94	$130	$224

Balance as of December 31, 2019	$20	$1	$21
Changes related to prior years' restructurings	(9)	—	(9)
Balance as of March 31, 2020	$11	$1	$12

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.Income Taxes

The following table presents Devon’s total income tax benefit and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.
	Three Months Ended March 31,
	2021	2020
Loss from continuing operations before income taxes	$(32)	$(2,107)

Current income tax benefit	$(5)	$(106)
Deferred income tax benefit	(243)	(311)
Total income tax benefit	$(248)	$(417)

U.S. statutory income tax rate	21%	21%
State income taxes	(1%)	1%
Change in tax legislation	0%	5%
Unrecognized tax benefits	0%	0%
Other	(48%)	(3%)
Deferred tax asset valuation allowance	791%	(4%)
Effective income tax rate	763%	20%

The deferred income tax benefit recognized in the first quarter of 2021 primarily relates to the Merger. As shown in Note 2, Devon recognized $254 million of deferred tax liabilities to account for the Merger. The recognition of these deferred tax liabilities caused a decrease to Devon’s net deferred tax assets and a corresponding decrease to the valuation allowance Devon has recognized on its U.S. Federal deferred tax assets.

As of March 31, 2021, Devon continues to maintain a valuation allowance against materially all U.S. deferred tax assets. Devon continues to assess its valuation allowance position every quarter. Absent any additional objective negative evidence, and with the addition of subjective evidence such as forecasted taxable income, Devon may adjust the valuation allowance on its deferred tax assets in future periods.

In the table above, the “other” effect is composed primarily of permanent differences related to costs incurred in connection with the Merger. Such items represent $15 million of income tax expense in the first quarter of 2021.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020. The CARES Act allows net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five years to offset taxable income and recoup previously paid taxes. As a result, Devon is carrying back net operating losses generated in 2020 and 2019 to 2015 and 2014, respectively. Because the U.S. Federal income tax rate was higher in the carryback periods, Devon recognized an income tax benefit in the first quarter of 2020.

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

	Three Months Ended March 31,
	2021	2020
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$213	$(1,691)
Attributable to participating securities	(2)	(1)
Basic and diluted earnings (loss) from continuing operations	$211	$(1,692)
Common shares:
Common shares outstanding - total	654	383
Attributable to participating securities	(5)	(6)
Common shares outstanding - basic	649	377
Dilutive effect of potential common shares issuable	2	—
Common shares outstanding - diluted	651	377
Net earnings (loss) per share from continuing operations:
Basic	$0.33	$(4.48)
Diluted	$0.32	$(4.48)
Antidilutive options	—	—

9.	Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended March 31,
	2021	2020
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(127)	$(119)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	2
Settlement of pension benefits (2)	15	—
Income tax expense	—	(1)
Other (3)	7	—
Accumulated other comprehensive loss, net of tax	$(104)	$(118)

(1)

Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.

(2)

The Merger triggered settlement payments to certain plan participants, and the expense associated with this settlement is recognized as a component of restructuring and transaction costs in the accompanying consolidated statements of comprehensive earnings.

(3)	Includes a remeasurement of the pension obligation due to the change in control described above which was partially offset by a change in mortality assumption.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Changes in assets and liabilities, net:
Accounts receivable	$(63)	$238
Income tax receivable	15	(113)
Other current assets	(25)	(38)
Other long-term assets	(10)	(24)
Accounts payable	71	42
Revenues and royalties payable	(55)	(113)
Other current liabilities	(33)	(81)
Other long-term liabilities	(27)	33
Total	$(127)	$(56)
Supplementary cash flow data - total operations:
Interest paid	$114	$64
Income taxes paid (refunded)	$(6)	$151

As of March 31, 2021, Devon had approximately $230 million of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets. As of December 31, 2020 (pre-merger), Devon had approximately $100 million of accrued capital expenditures in total property and equipment, net and accounts payable on the consolidated balance sheets. As of January 7, 2021 (date of Merger closing), Devon assumed approximately $150 million of accrued capital expenditures included in accounts payable.

11.	Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2021	December 31, 2020
Oil, gas and NGL sales	$742	$335
Joint interest billings	127	57
Marketing and midstream revenues	181	195
Other	54	25
Gross accounts receivable	1,104	612
Allowance for doubtful accounts	(15)	(11)
Net accounts receivable	$1,089	$601

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	March 31, 2021	December 31, 2020
Property and equipment:
Proved	$35,119	$27,589
Unproved and properties under development	2,692	392
Total oil and gas	37,811	27,981
Less accumulated DD&A	(23,985)	(23,545)
Oil and gas property and equipment, net	13,826	4,436
Other property and equipment	2,060	1,737
Less accumulated DD&A	(612)	(780)
Other property and equipment, net (1)	1,448	957
Property and equipment, net	$15,274	$5,393

(1)	$106 million and $102 million related to CDM in 2021 and 2020, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.	Debt and Related Expenses

        See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	March 31, 2021	December 31, 2020
8.25% due August 1, 2023 (1)	$242	$—
5.25% due September 15, 2024 (1)	472	—
5.85% due December 15, 2025	485	485
5.75% due June 1, 2026 (1)	500	—
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027 (1)	600	—
5.875% due June 15, 2028 (1)	325	—
4.50% due January 15, 2030 (1)	585	—
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium (discount) on debentures and notes	226	(20)
Debt issuance costs	(31)	(31)
Total debt	$7,268	$4,298
Less amount classified as short-term debt	226	—
Total long-term debt	$7,042	$4,298
(1)	These instruments were assumed by Devon in January 2021 in conjunction with the Merger. These instruments are the unsecured and unsubordinated obligation of WPX, a wholly-owned subsidiary of Devon.

The following schedule includes the summary of the WPX debt Devon assumed upon closing of the Merger on January 7, 2021.

	Face Value	Fair Value	Optional Redemption(1)
6.00% due January 15, 2022	$43	$44
8.25% due August 1, 2023	242	281	June 1, 2023
5.25% due September 15, 2024	472	530	June 15, 2024
5.75% due June 1, 2026	500	529	June 1, 2021
5.25% due October 15, 2027	600	646	October 15, 2022
5.875% due June 15, 2028	500	554	June 15, 2023
4.50% due January 15, 2030	900	978	January 15, 2025
	$3,257	$3,562
(1)

At any time prior to these dates, Devon has the option to redeem some or all of the notes at a specified "make whole" premium as described in the indenture documents governing the notes to be redeemed. On or after these dates, Devon has the option to redeem the notes, in whole or in part, at the applicable redemption prices set forth in the indenture documents, plus accrued and unpaid interest thereon to the redemption date as more fully described in such documents.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of March 31, 2021, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

cash financial write-downs such as impairments. As of March 31, 2021, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 27.4%.

Retirement of Senior Notes

In first quarter of 2021, Devon redeemed $43 million of the 6.00% senior notes due 2022, $175 million of the 5.875% senior notes due 2028 and $315 million of the 4.50% senior notes due 2030. In the first quarter of 2021, Devon recognized a $20 million gain on early retirement of debt, consisting of $47 million of non-cash premium accelerations partially offset by $27 million of cash retirement costs. The gain on early retirement is included in net financing costs in the consolidated comprehensive statements of earnings. Devon also redeemed $210 million of the 5.25% senior notes due 2027 in April 2021. In May 2021, Devon gave notice to exercise its early redemption to fully retire the 5.75% senior notes due 2026 in June 2021.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended March 31,
	2021	2020
Interest based on debt outstanding	$105	$65
Gain on early retirement of debt	(20)	—
Interest income	(1)	(5)
Other	(7)	5
Total net financing costs	$77	$65

14.Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$217	$38	$255	$220	$3	$223
Lease liabilities:
Current lease liabilities (1)	$8	$23	$31	$8	$1	$9
Long-term lease liabilities	244	16	260	244	2	246
Total lease liabilities	$252	$39	$291	$252	$3	$255

(1)Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Three Months Ended March 31,
	2021	2020
Asset retirement obligations as of beginning of period	$369	$398
Assumed WPX obligations	98	—
Liabilities incurred	9	6
Liabilities settled and divested	(17)	(13)
Revision of estimated obligation	11	4
Accretion expense on discounted obligation	7	5
Asset retirement obligations as of end of period	477	400
Less current portion	22	14
Asset retirement obligations, long-term	$455	$386

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.	Other Long-Term Liabilities

Components of other long-term liabilities include the following:

	March 31, 2021	December 31, 2020
Assumed gathering, processing and transportation contracts	$482	$—
Pension and post retirement benefit obligations	225	243
Restructuring and transaction costs	130	137
Estimated future obligation under a performance guarantee	128	—
Commodity derivatives	122	5
Other	182	166
Total other long-term liabilities	$1,269	$551

Devon assumed fixed gathering, processing and transportation contracts in the Merger and recognized a liability related to the difference in the contractual and market rates of these contracts as of the date of the Merger. The terms of the contracts extend through 2038 and all relate to the Delaware Basin. This difference will be recognized as a reduction to production expenses as the associated reserves are produced over the life of the respective contracts. In the first quarter of 2021, Devon recognized $8 million of non-cash amortization of these liabilities as a reduction of production expenses in the consolidated statement of comprehensive earnings.

Additionally, in the Merger, Devon assumed a future obligation under a performance guarantee related to gathering and processing commitments for assets WPX sold in 2018 in which the purchaser of those assets is now not expected to have the financial ability to satisfy the obligations. As of March 31, 2021, Devon has recorded a $164 million liability for the estimated potential exposure based on probability-weighted cash flows for the remainder of the contract term of five years. Of the $164 million, $128 million is included in other long-term liabilities and $36 million is included in other current liabilities on the consolidated balance sheets as of March 31, 2021.

17.	Stockholders’ Equity

WPX Merger

On January 7, 2021, Devon and WPX completed an all-stock merger of equals. On the closing date of the Merger, each share of WPX common stock was automatically converted into the right to receive 0.5165 of a share of Devon common stock. Consequently, Devon issued approximately 290 million shares of Devon common stock to holders of WPX common stock to effect the Merger on January 7, 2021.

Share Repurchases

The table below provides information regarding purchases of Devon’s common stock that were made in 2020 under a share repurchase program that expired at the end of 2020 (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share

First quarter 2020	2,243	$38	$16.85
Total	2,243	$38	$16.85

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

Upon completion of the Merger, Devon continued its commitment to pay a quarterly dividend at a fixed rate and instituted a variable quarterly dividend, which is dependent on quarterly cash flows, among other factors. The following table summarizes Devon’s fixed and variable dividends for the first quarter of 2021 and 2020, respectively.

	Amounts	Rate Per Share
2021:
Fixed	$76	$0.11
Variable	127	0.19
Total	$203	$0.30
2020:
Fixed	$34	$0.09

In May 2021, Devon announced a cash dividend in the amount of $0.34 per share payable in the second quarter of 2021. The dividend consists of a fixed quarterly dividend in the amount of approximately $74 million (or $0.11 per share) and a variable quarterly dividend in the amount of approximately $155 million (or $0.23 per share).

Noncontrolling Interests

The noncontrolling interests’ share of CDM’s net earnings and the contributions from and distributions to the noncontrolling interests are presented as components of equity.

18.	Discontinued Operations

On October 1, 2020, Devon completed the sale of its Barnett Shale assets to BKV for proceeds, net of purchase price adjustments, of $490 million. Additionally, the agreement provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. The valuation of the future contingent earnout payments included within other current assets in the March 31, 2021 balance sheet was $66 million. The value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

The following table presents the amounts reported in the consolidated statements of comprehensive earnings as discontinued operations.

Three Months Ended March 31, 2020
Oil, gas and NGL sales	$92
Total revenues	92
Production expenses	74
Asset impairments (1)	179
General and administrative expenses	1
Financing costs, net	(2)
Other, net	(3)
Total expenses	249
Loss from discontinued operations before income taxes	(157)
Income tax benefit	(32)
Net loss from discontinued operations, net of tax	$(125)

(1)

Devon recognized an $179 million asset impairment in the first quarter of 2020 related to the Barnett Shale assets primarily due to the difference between the net carrying value and the purchase price, net of estimated customary purchase price adjustments, which qualified as a level 2 fair value measurement.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

19.	Commitments and Contingencies

Devon is party to various legal proceedings and other matters that may result in future payment obligations or other adverse consequences to its business. Matters that are probable of an unfavorable outcome to Devon and which any related potential payment obligation or other liability can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Devon’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. While management does not believe any current matter is likely to involve future amounts that would be material to Devon’s financial position or results of operations after consideration of recorded accruals, the ultimate outcome of such matters and the amounts involved could differ materially from management’s estimates.

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently defending against a number of such lawsuits, either as a named defendant in the action or pursuant to indemnity obligations for the benefit of a third party. Plaintiffs in some of these lawsuits are seeking class certification. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, failed to “enhance” the value of gas through processing, used improper measurement techniques, entered into purchase and midstream arrangements with affiliates that resulted in underpayment of royalties or otherwise failed to prudently market oil, natural gas and NGLs produced and sold and pay royalties on the highest obtainable price. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. Devon does not currently believe that it is subject to material exposure with respect to such royalty matters.

Environmental and Climate Change Matters

Devon’s business is subject to numerous federal, state, local, Native American tribal and foreign laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties, as well as remediation costs. Although Devon believes that it is in substantial compliance with applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its business, there can be no assurance that this will continue in the future.

Beginning in 2013, various parishes in Louisiana filed suit against numerous oil and gas companies, including Devon, alleging that the companies’ operations and activities in certain fields violated the State and Local Coastal Resource Management Act of 1978, as amended, and caused substantial environmental contamination, subsidence and other environmental damages to land and water bodies located in the coastal zone of Louisiana. The plaintiffs’ claims against Devon relate primarily to the operations of several of Devon’s corporate predecessors. The plaintiffs seek, among other things, the payment of the costs necessary to clear, re-vegetate and otherwise restore the allegedly impacted areas. Although Devon cannot predict the ultimate outcome of these matters, Devon believes these claims to be baseless and is vigorously defending against these claims.

The State of Delaware and various municipalities and other governmental and private parties in California have filed legal proceedings against numerous oil and gas companies, including Devon, seeking relief to abate alleged impacts of climate change. These proceedings include far-reaching claims for monetary damages and injunctive relief. Although Devon cannot predict the ultimate outcome of these matters, Devon believes these claims to be baseless and intends to vigorously defend against the proceedings.

Williams’ Former Power Business Matter

Direct and indirect purchasers of natural gas in various states filed individual and class action lawsuits against The Williams Companies, Inc. (“Williams”) and other parties alleging the manipulation of published gas price indices and seeking unspecified amounts of damages. WPX and certain of its subsidiaries, which were then affiliates of Williams, were also named as defendants in these actions. Such actions were transferred to the Nevada federal district court for consolidation of discovery and pre-trial issues. Although certain of the actions were subsequently settled or otherwise resolved, two putative class actions and an individual action remain unresolved.

The putative class actions have been remanded to their originally filed court, the Wisconsin federal district court, and class certification motions are pending. The individual action, Reorganized FLI Inc., has been remanded to its originally filed court, the

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Kansas federal district court. The Tenth Circuit granted a petition to reconsider the denial of defendants’ motion for summary judgment, and the decision is pending after oral argument in January 2021.

Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, Devon cannot reasonably estimate a range of potential exposure at this time for these matters. In connection with its spin-off from Williams in 2011, WPX entered into a separation and distribution agreement with Williams, pursuant to which Williams agreed to indemnify and hold WPX and its subsidiaries harmless from any losses arising out of these matters.

Other Indemnifications and Legacy Matters

Pursuant to various sale agreements relating to divested businesses and assets, Devon has indemnified various purchasers against liabilities that they may incur with respect to the businesses and assets acquired from Devon. Additionally, federal, state and other laws in areas of former operations may require previous operators (including corporate successors of previous operators) to perform or make payments in certain circumstances where the current operator may no longer be able to satisfy the applicable obligation. Such obligations may include plugging and abandoning wells, removing production facilities or performing requirements under surface agreements in existence at the time of disposition.

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2021 and December 31, 2020, as applicable. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, information regarding the fair values of oil and gas assets is provided in Note 5.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2021 assets (liabilities):
Cash equivalents	$1,075	$1,075	$1,075	$—	$—
Commodity derivatives	$6	$6	$—	$6	$—
Commodity derivatives	$(789)	$(789)	$—	$(789)	$—
Debt	$(7,268)	$(8,091)	$—	$(8,091)	$—
Contingent earnout payments	$70	$70	$—	$—	$70
December 31, 2020 assets (liabilities):
Cash equivalents	$1,436	$1,436	$1,436	$—	$—
Commodity derivatives	$6	$6	$—	$6	$—
Commodity derivatives	$(148)	$(148)	$—	$(148)	$—
Debt	$(4,298)	$(5,365)	$—	$(5,365)	$—
Contingent earnout payments	$66	$66	$—	$—	$66

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

Level 3 Fair Value Measurements

Contingent Earnout Payments – Devon has the right to receive contingent consideration related to the Barnett and non-core Rockies asset divestitures based on future oil and gas prices. These values were derived using a Monte Carlo valuation model and qualify as a level 3 fair value measurement. For additional information, see Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month period ended March 31, 2021 compared to previous periods and in our financial condition and liquidity since December 31, 2020. For information regarding our critical accounting policies and estimates, see our 2020 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COVID – 19

A novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in China in late 2019 and has subsequently spread to multiple countries worldwide, resulting in a global pandemic and health crisis. Devon began actively monitoring COVID-19 in January 2020 and formally established a COVID-19 cross-functional planning team at the beginning of March 2020. The COVID-19 team has remained focused on two key priorities: the health and safety of our employees and contractors and the uninterrupted operation of our business. For additional information regarding our actions in response to the COVID-19 pandemic, see our 2020 Annual Report on Form 10-K under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

WPX Merger and Operating Results

On September 26, 2020, we entered into the Merger Agreement, providing for an all-stock merger of equals with WPX which successfully closed on January 7, 2021. The Merger has created a leading unconventional oil producer in the U.S., with an asset base underpinned by premium acreage in the economic core of the Delaware Basin. This strategic combination accelerates our transition to a cash-return business model, including the implementation of a fixed plus variable dividend strategy. We remain focused on building economic value by executing on our strategic priorities of disciplined oil volume growth while capturing operational and corporate synergies, reducing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•	Efficiency gains drove first quarter capital expenditures 5% below our plan.
•	First quarter oil production totaled 268 MBbls/d, exceeding our plan by 2%.
•	On pace to achieve approximately $600 million in annual cost savings by the end of 2021.
•	Redeemed approximately $743 million of senior notes in 2021 through early April.
•	Exited the first quarter with $4.9 billion of liquidity, including $1.9 billion of cash, with no debt maturities until 2023.
•	Including our first variable dividend, paid dividends of $0.30 per share for approximately $203 million in the first quarter.

Overview of 2021 Results

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

Our net earnings in recent quarters have been significantly impacted by divestiture transactions, asset impairments and temporary, non-cash adjustments to the value of our commodity hedges. Net earnings in the first quarter of 2021, the fourth quarter of 2020, the third quarter of 2020 and the second quarter of 2020 each included a hedge valuation loss, net of tax of $0.2 billion, $0.1 billion, $0.1 billion and $0.5 billion, respectively. Net earnings in the first quarter of 2020 included $2.3 billion of asset impairments on our proved and unproved properties and a $0.5 billion hedge valuation gain, both net of taxes. Excluding these amounts, our core earnings have been more stable over recent quarters but continue to be heavily influenced by commodity prices.

Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our financial results have been challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic over the past year; however, prices began to recover in the second half of 2020 and have significantly increased in the first quarter of 2021. Our earnings increased from the fourth quarter of 2020 to the first quarter of 2021 due to an increase in overall commodity prices as well as higher volumes resulting from the Merger. Led by a 36% increase in WTI from the fourth quarter of 2020 to the first quarter of 2021, our unhedged combined realized price rose 55%. These increases were partially offset by impacts related to the February 2021 winter storm which reduced first quarter volumes.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. EBITDAX, which excludes financial amounts related to discontinued operations, and operating cash flows have been impacted by the COVID-19 pandemic and its impact on commodity prices. Our cash flow increased during the first quarter of 2021 primarily due to higher commodity prices and the positive effects of the Merger.

We exited the first quarter of 2021 with $4.9 billion of liquidity, comprised of $1.9 billion of cash and $3.0 billion of available credit under our Senior Credit Facility. We currently have $7.0 billion of debt outstanding with no maturities until the latter half of

2023. We currently have approximately 50% and 60% of our 2021 oil and gas production hedged, respectively. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub and NYMEX last day natural gas indices. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests.

Continuing Operations

Q1 2021 vs. Q4 2020

Our first quarter 2021 net earnings were $216 million, compared to a net loss of $73 million for the fourth quarter of 2020. The graph below shows the change in the net earnings (loss) from the fourth quarter of 2020 to the first quarter of 2021. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2021	% of Total	Q4 2020	Change
Oil (MBbls/d)
Delaware Basin	172	64%	99	+73%
Anadarko Basin	13	5%	16	- 22%
Williston Basin	44	17%	—	N/M
Eagle Ford	16	6%	18	- 10%
Powder River Basin	17	6%	16	+6%
Other	6	2%	7	- 15%
Total	268	100%	156	+71%

	Q1 2021	% of Total	Q4 2020	Change
Gas (MMcf/d)
Delaware Basin	471	60%	267	+77%
Anadarko Basin	200	25%	233	- 14%
Williston Basin	49	6%	—	N/M
Eagle Ford	47	6%	60	- 21%
Powder River Basin	21	3%	22	- 4%
Other	3	0%	2	+37%
Total	791	100%	584	+35%

	Q1 2021	% of Total	Q4 2020	Change
NGLs (MBbls/d)
Delaware Basin	60	61%	43	+41%
Anadarko Basin	21	21%	25	- 16%
Williston Basin	8	8%	—	N/M
Eagle Ford	6	6%	9	- 31%
Powder River Basin	3	3%	3	+6%
Other	1	1%	—	N/M
Total	99	100%	80	+24%

	Q1 2021	% of Total	Q4 2020	Change
Combined (MBoe/d)
Delaware Basin	310	62%	186	+67%
Anadarko Basin	68	14%	81	- 16%
Williston Basin	61	12%	—	N/M
Eagle Ford	30	6%	37	- 18%
Powder River Basin	23	5%	22	+4%
Other	7	1%	7	-4%
Total	499	100%	333	+50%

From the fourth quarter of 2020 to the first quarter of 2021, the change in volumes contributed to a $445 million increase in earnings. Due to the Merger closing on January 7, 2021, volumes now include WPX legacy assets in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Volumes associated with these WPX legacy assets were approximately 200 MBoe/d in the first quarter of 2021. The increase in volumes associated with the Merger were partially offset by impacts of the February 2021 winter storm. Volumes in the second quarter are expected to range from approximately 538 to 561 MBoe/d.

Field Prices

	Q1 2021	Realization	Q4 2020	Change
Oil (per Bbl)
WTI index	$57.87		$42.65	+36%
Realized price, unhedged	$56.36	97%	$39.84	+41%
Cash settlements	$(9.13)		$(1.83)
Realized price, with hedges	$47.23	82%	$38.01	+24%

	Q1 2021	Realization	Q4 2020	Change
Gas (per Mcf)
Henry Hub index	$2.71		$2.67	+1%
Realized price, unhedged	$2.91	107%	$1.96	+48%
Cash settlements	$(0.15)		$—
Realized price, with hedges	$2.76	102%	$1.96	+41%

	Q1 2021	Realization	Q4 2020	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$25.81		$20.01	+29%
Realized price, unhedged	$25.01	97%	$14.77	+69%
Cash settlements	$(0.20)		$(0.01)
Realized price, with hedges	$24.81	96%	$14.76	+68%

(1)Based upon composition of our NGL barrel.

	Q1 2021	Q4 2020	Change
Combined (per Boe)
Realized price, unhedged	$39.84	$25.63	+55%
Cash settlements	$(5.17)	$(0.86)
Realized price, with hedges	$34.67	$24.77	+40%

From the fourth quarter of 2020 to the first quarter of 2021, field prices contributed to a $557 million increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by a decrease in hedge cash settlements related to all products.

We currently have approximately 50% of our 2021 oil production hedged with an average floor price of $40/Bbl and approximately 60% of our 2021 gas production hedged with an average floor price of $2.56/Mcf. We are continuing to build our 2021 and 2022 hedge positions at market prices.

Hedge Settlements

	Q1 2021	Q4 2020	Change
	Q
Oil	$(220)	$(27)	- 715%
Natural gas	(10)	—	N/M
NGL	(2)	—	N/M
Total cash settlements (1)	$(232)	$(27)	- 759%
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2021	Q4 2020	Change
LOE	$199	$91	+119%
Gathering, processing & transportation	160	130	+23%
Production taxes	117	47	+149%
Property taxes	13	3	+333%
Total	$489	$271	+80%
Per Boe:
LOE	$4.44	$2.97	+49%
Gathering, processing & transportation	$3.57	$4.23	- 16%
Percent of oil, gas and NGL sales:
Production taxes	6.5%	6.1%	+8%

Production expenses increased from the fourth quarter of 2020 to the first quarter of 2021 primarily due to the Merger closing on January 7, 2021. Partially offsetting increases to gathering, processing and transportation costs were approximately $20 million of Anadarko volume commitments which expired at the end of 2020. LOE per Boe increased due to a different post-Merger asset mix as well as impacts from the February 2021 winter storm. Production taxes also increased due to the rise in commodity prices.

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

	Q1 2021	$ per BOE	Q4 2020	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$895	$32.07	$344	$20.08
Anadarko Basin	85	$14.01	61	$8.28
Williston Basin	161	$29.70	—	N/M
Eagle Ford	72	$26.57	58	$17.13
Powder River Basin	67	$31.99	38	$18.69
Other	19	$28.21	13	$18.35
Total	$1,299	$28.95	$514	$16.77

DD&A and Asset Impairments

	Q1 2021	Q4 2020	Change
Oil and gas per Boe	$9.78	$9.04	+8%

Oil and gas	$439	$278	+58%
Other property and equipment	28	23	+20%
Total	$467	$301	+55%

Asset impairments	$—	$27	N/M

DD&A increased in the first quarter of 2021 primarily due to the Merger closing on January 7, 2021. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

General and Administrative Expense

	Q1 2021	Q4 2020	Change
G&A per Boe	$2.40	$2.65	- 10%

Labor and benefits	$72	$49	+47%
Non-labor	35	33	+6%
Total	$107	$82	+30%

Labor and benefits increased primarily due to the Merger closing on January 7, 2021. However, Devon’s G&A per Boe rate decreased nearly 10% due to synergies created by the Merger.

Other Items

	Q1 2021	Q4 2020	Change in earnings
Commodity hedge valuation changes (1)	$(296)	$(90)	$(206)
Marketing and midstream operations	(21)	(7)	(14)
Exploration expenses	3	4	1
Asset dispositions	(32)	(1)	31
Net financing costs	77	70	(7)
Restructuring and transaction costs	189	17	(172)
Other, net	(29)	1	30
			$(337)
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Net financing costs increased as a result of WPX debt assumed in the Merger, partially offset by a $20 million gain associated with our debt retirements in the first quarter of 2021. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q1 2021	Q4 2020
Current benefit	$(5)	$(20)
Deferred benefit	(243)	(17)
Total benefit	$(248)	$(37)
Effective income tax rate	763%	33%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Q1 2021 vs. Q1 2020

Our first quarter 2021 net earnings was $216 million, compared to a net loss of $1.7 billion for the first quarter of 2020. The graph below shows the change in the net earnings (loss) from the first quarter of 2020 to the first quarter of 2021. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2021	% of Total	Q1 2020	Change
Oil (MBbls/d)
Delaware Basin	172	64%	84	+105%
Anadarko Basin	13	5%	24	- 45%
Williston Basin	44	17%	—	N/M
Eagle Ford	16	6%	26	- 39%
Powder River Basin	17	6%	21	- 22%
Other	6	2%	8	- 27%
Total	268	100%	163	+64%

	Q1 2021	% of Total	Q1 2020	Change
Gas (MMcf/d)
Delaware Basin	471	60%	244	+93%
Anadarko Basin	200	25%	272	- 26%
Williston Basin	49	6%	—	N/M
Eagle Ford	47	6%	86	- 45%
Powder River Basin	21	3%	29	- 27%
Other	3	0%	3	- 26%
Total	791	100%	634	+25%

	Q1 2021	% of Total	Q1 2020	Change
NGLs (MBbls/d)
Delaware Basin	60	61%	37	+61%
Anadarko Basin	21	21%	30	- 28%
Williston Basin	8	8%	—	N/M
Eagle Ford	6	6%	9	- 30%
Powder River Basin	3	3%	3	+1%
Other	1	1%	1	- 8%
Total	99	100%	80	+24%

	Q1 2021	% of Total	Q1 2020	Change
Combined (MBoe/d)
Delaware Basin	310	62%	162	+92%
Anadarko Basin	68	14%	98	- 31%
Williston Basin	61	12%	—	N/M
Eagle Ford	30	6%	50	- 39%
Powder River Basin	23	5%	29	- 20%
Other	7	1%	9	- 17%
Total	499	100%	348	+43%

From the first quarter of 2020 to the first quarter of 2021, the change in volumes contributed to a $446 million increase in earnings. Due to the Merger closing on January 7, 2021, volumes now include WPX legacy assets in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Volumes associated with these WPX legacy assets were approximately 200 MBoe/d in the first quarter of 2021. Continued development of Devon legacy assets in the Delaware Basin also increased volumes. These increases were partially offset by impacts of the February 2021 winter storm and reduced activity across Devon’s remaining assets.

Field Prices

	Q1 2021	Realization	Q1 2020	Change
Oil (per Bbl)
WTI index	$57.87		$46.44	+25%
Realized price, unhedged	$56.36	97%	$44.59	+26%
Cash settlements	$(9.13)		$5.14
Realized price, with hedges	$47.23	82%	$49.73	- 5%

	Q1 2021	Realization	Q1 2020	Change
Gas (per Mcf)
Henry Hub index	$2.71		$1.95	+39%
Realized price, unhedged	$2.91	107%	$1.21	+141%
Cash settlements	$(0.15)		$0.36
Realized price, with hedges	$2.76	102%	$1.57	+76%

	Q1 2021	Realization	Q1 2020	Change
NGLs (per Bbl)
Mont Belvieu blended index (1)	$25.81		$14.39	+79%
Realized price, unhedged	$25.01	97%	$10.40	+140%
Cash settlements	$(0.20)		$0.61
Realized price, with hedges	$24.81	96%	$11.01	+125%
(1)	Based upon composition of our NGL barrel.

	Q1 2021	Q1 2020	Change
Combined (per Boe)
Realized price, unhedged	$39.84	$25.43	+57%
Cash settlements	$(5.17)	$3.20
Realized price, with hedges	$34.67	$28.63	+21%

From the first quarter of 2020 to the first quarter of 2021, field prices contributed to a $535 million increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by a decrease in hedge cash settlements related to all products.

Hedge Settlements

	Q1 2021	Q1 2020	Change
	Q
Oil	$(220)	$76	- 389%
Natural gas	(10)	21	- 148%
NGL	(2)	4	- 150%
Total cash settlements (1)	$(232)	$101	- 330%

(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2021	Q1 2020	Change
LOE	$199	$126	+58%
Gathering, processing & transportation	160	130	+23%
Production taxes	117	56	+109%
Property taxes	13	6	+117%
Total	$489	$318	+54%
Per Boe:
LOE	$4.44	$3.96	+12%
Gathering, processing & transportation	$3.57	$4.11	- 13%
Percent of oil, gas and NGL sales:
Production taxes	6.5%	6.9%	- 5%

Production expenses increased from the first quarter of 2020 to the first quarter of 2021 primarily due to the Merger closing on January 7, 2021. Partially offsetting increases to gathering, processing and transportation costs were approximately $10 million of Anadarko volume commitments which expired at the end of 2020. Production taxes also increased due to the rise in commodity prices.

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

	Q1 2021	$ per BOE	Q1 2020	$ per BOE
Field-level cash margin (non-GAAP)
Delaware Basin	$895	$32.07	$260	$17.72
Anadarko Basin	85	$14.01	74	$8.22
Williston Basin	161	$29.70	—	N/M
Eagle Ford	72	$26.57	87	$19.20
Powder River Basin	67	$31.99	54	$20.48
Other	19	$28.21	14	$15.55
Total	$1,299	$28.95	$489	$15.41

DD&A and Asset Impairments

	Q1 2021	Q1 2020	Change
Oil and gas per Boe	$9.78	$11.90	- 18%

Oil and gas	$439	$377	+16%
Other property and equipment	28	24	+18%
Total	$467	$401	+16%

Asset impairments	$—	$2,666	N/M

DD&A increased in the first quarter of 2021 primarily due to the Merger closing on January 7, 2021. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Asset impairments were $2.7 billion in the first quarter of 2020 due to significant decreases in commodity prices resulting primarily from the COVID-19 pandemic. These impairments resulted in lower DD&A rates which decreased DD&A in 2021 compared to 2020. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Other Items

	Q1 2021	Q1 2020	Change in earnings
Commodity hedge valuation changes (1)	$(296)	$619	$(915)
Marketing and midstream operations	(21)	(18)	(3)
Exploration expenses	3	112	109
Asset dispositions	(32)	—	32
Net financing costs	77	65	(12)
Restructuring and transaction costs	189	—	(189)
Other, net	(29)	(48)	(19)
			$(997)
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Exploration expenses decreased primarily due to unproved asset impairments of $110 million in the first quarter of 2020. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q1 2021	Q1 2020
Current benefit	$(5)	$(106)
Deferred benefit	(243)	(311)
Total benefit	$(248)	$(417)
Effective income tax rate	763%	20%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Operating cash flow from continuing operations	$592	$529
WPX acquired cash	344	—
Divestitures of property and equipment	15	25
Capital expenditures	(499)	(425)
Debt activity, net	(560)	—
Repurchases of common stock	—	(38)
Common stock dividends	(203)	(34)
Noncontrolling interest activity, net	(28)	2
Other	(20)	(21)
Net change in cash, cash equivalents and restricted cash from discontinued operations	—	(155)
Net change in cash, cash equivalents and restricted cash	$(359)	$(117)
Cash, cash equivalents and restricted cash at end of period	$1,878	$1,727

Operating Cash Flow and WPX Acquired Cash

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow grew 12% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due to the Merger and prices significantly increasing in the first quarter of 2021. Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our 2020 financial results were challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic.

Divestitures of Property and Equipment

During the first three months of 2021, we sold non-core U.S. assets for approximately $15 million, net of customary purchase price adjustments. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2021	2020
Delaware Basin	$397	$221
Anadarko Basin	9	8
Williston Basin	28	—
Eagle Ford	14	94
Powder River Basin	33	85
Other	—	3
Total oil and gas	481	411
Midstream	5	8
Other	13	6
Total capital expenditures	$499	$425

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Capital expenditures increased in 2021 primarily due to the Merger closing on January 7, 2021 and results now including activity related to WPX legacy assets in the Delaware Basin in Texas and New Mexico and the

Williston Basin in North Dakota. Our capital program is designed to operate within or near operating cash flow. This is evidenced by our operating cash flow funding all of our capital expenditures for the three months ended March 31, 2021. Our capital investment program is driven by a disciplined allocation process focused on returns. Our capital expenditures are expected to range between $1.7 billion to $2.0 billion for the full year 2021.

Debt Activity

Subsequent to the Merger closing, we redeemed $43 million of 6.00% notes, $175 million of 5.875% notes and $315 million of 4.50% notes in the first quarter of 2021. We also paid $27 million of cash retirement costs related to these redemptions.

Shareholder Distributions and Stock Activity

As part of our fixed dividend program, we paid common stock dividends of $76 million ($0.11 per share) and $34 million ($0.09 per share) during the first three months of 2021 and 2020, respectively. We raised our quarterly dividend by 22% to $0.11 per share in the second quarter of 2020. In addition to the fixed quarterly dividend, we paid a $127 million ($0.19 per share) variable dividend in the first quarter of 2021.

We repurchased 2.2 million shares of common stock for $38 million in the first three months of 2020. For additional information, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Noncontrolling Interest Activity, net

During the first three months of 2021, we did not receive any contributions from our noncontrolling interests in CDM and distributed $4 million to our noncontrolling interests in CDM. In the first quarter of 2021, we paid $24 million to purchase the noncontrolling interest portion of a partnership that WPX had formed to acquire minerals in the Delaware Basin.

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

On January 7, 2021, Devon and WPX completed an all-stock merger of equals. With the Merger, we are accelerating our transition to a cash-return business model, which moderates growth, emphasizes capital efficiencies and prioritizes cash returns to shareholders. These principles will position Devon to be a consistent builder of economic value through the cycle. The post-merger scalability is expected to enhance Devon’s free cash flow, credit profile and decrease the overall cost of capital.

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

Operating Cash Flow

Key inputs into determining our planned capital investment is the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the first quarter of 2021, we held approximately $1.9 billion of cash, inclusive of $195 million of cash restricted primarily for retained obligations related to divested assets. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as these variables may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We hedge our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2021 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Cost savings from synergies resulting from the Merger are expected to be attained through cost reductions and efficiencies related to our capital programs, G&A, financing costs and production expenses. We anticipate the planned $600 million reduction of annualized costs will occur by year-end 2021. Approximately 35% of the reduced costs are related to our capital programs and the remainder relate to our operating expenses, including G&A, interest expense and production expenses.

Restructuring and Transaction Related Costs – The majority of the Merger-related restructuring and transaction costs cash outflows were paid in the first quarter of 2021 and the remaining costs will be paid mostly over the remaining nine months of 2021. These payments relate to workforce reductions and the associated employee severance benefits, costs to modify or abandon vendor contracts and the acceleration of certain employee benefits triggered by the Merger.

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

Assumption and Repayment of WPX Debt

In conjunction with the Merger closing on January 7, 2021, we assumed a principal value of $3.3 billion of WPX debt. Subsequent to the Merger closing, we have reduced our debt by approximately $530 million in the first quarter of 2021. Additionally, we redeemed $210 million of 5.25% notes in April 2021. In May 2021, we gave notice to exercise our early redemption to fully retire the 5.75% senior notes due 2026 in June 2021. We expect these redemptions to lower our annual cash net financing costs by approximately $70 million.

Credit Availability

As of March 31, 2021, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2021, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

In May 2021, Devon announced a cash dividend in the amount of $0.34 per share payable in the second quarter of 2021. The dividend consists of a fixed quarterly dividend in the amount of approximately $74 million (or $0.11 per share) and a variable quarterly dividend in the amount of approximately $155 million (or $0.23 per share).

Capital Expenditures

Our 2021 exploration and development budget for the remainder of 2021 is expected to range from approximately $1.1 billion to $1.3 billion.

Critical Accounting Estimates

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due primarily to significant cumulative losses, we recorded a full valuation allowance against U.S. deferred tax assets in 2020 and remain in a full valuation allowance position at March 31, 2021. However, absent any additional objective negative evidence, and with the addition of subjective evidence such as forecasted taxable income, we may adjust the valuation allowance in future periods.

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. No ownership change has occurred during 2021 for Devon, but the Merger did cause an ownership change for WPX and increased the likelihood Devon could experience an ownership change over the next three years.

Purchase Accounting

Periodically we acquire assets and assume liabilities in transactions accounted for as business combinations, such as the Merger with WPX. In connection with the Merger, as the accounting acquirer, we allocated the $5.4 billion of purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the date of the Merger. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the Merger.

We made a number of assumptions in estimating the fair value of assets acquired and liabilities assumed in the Merger. The most significant assumptions relate to the estimated fair values of proved and unproved oil and gas properties. Since sufficient market data was not available regarding the fair values of proved and unproved oil and gas properties, we prepared estimates and engaged third party valuation experts. Significant judgments and assumptions are inherent in these estimates and include, among other things, estimates of reserve quantities, estimates of future commodity prices, drilling plans, expected development costs, lease operating costs, reserve risk adjustment factors and an estimate of an applicable market participant discount rate that reflects the risk of the underlying cash flow estimates.

Estimated fair values ascribed to assets acquired can have a significant impact on future results of operations presented in Devon’s financial statements. A higher fair value ascribed to a property results in higher DD&A expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserve quantities, development costs and operating costs. In the event that future commodity prices or reserve quantities are lower than those used as inputs to determine estimates of acquisition date fair values, the likelihood increases that certain costs may be determined to not be recoverable.

In addition to the fair value of proved and unproved oil and gas properties, other significant fair value assessments for the assets acquired and liabilities assumed in the Merger relate to debt, the equity method investment in Catalyst Midstream and out-of-market contract assets and liabilities. The fair value of the assumed WPX publicly traded debt was based on available third party quoted prices. We prepared estimates and engaged third party valuation experts to assist in the valuation of the equity method investment in Catalyst Midstream. Significant judgments and assumptions inherent in this estimate included projected Catalyst Midstream cash flows, comparable companies cash flow multiples and an estimate of an applicable market participant discount rate. The fair value of assumed out-of-market contract assets and liabilities associated with longer-term marketing, gathering, processing and transportation contracts included significant judgements and assumptions related to determining the market rates, estimates of future reserves and production associated with the respective contracts and applying an applicable market participant discount rate.

For additional information regarding our critical accounting policies and estimates, see our 2020 Annual Report on Form 10-K.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2021 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, non-cash asset impairments (including non-cash unproved asset impairments), deferred tax asset valuation allowance, costs associated with early retirement of debt, fair value changes in derivative financial instruments, changes in tax legislation and restructuring and transaction costs associated with the workforce reductions described further in Note 6.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended March 31,
	Before tax	After tax	After Noncontrolling Interests	Per Diluted Share
2021
Total
Earnings (loss) attributable to Devon (GAAP)	$(32)	$216	$213	$0.32
Adjustments:
Asset dispositions	(32)	(24)	(24)	(0.04)
Asset and exploration impairments	1	—	—	0.00
Deferred tax asset valuation allowance	—	(263)	(263)	(0.40)
Fair value changes in financial instruments and foreign currency	294	225	225	0.34
Restructuring and transaction costs	189	162	162	0.25
Early retirement of debt	(20)	(15)	(15)	(0.02)
Core earnings attributable to Devon (Non-GAAP)	$400	$301	$298	$0.45
2020
Continuing Operations
Loss attributable to Devon (GAAP)	$(2,107)	$(1,690)	$(1,691)	$(4.48)
Adjustments:
Asset and exploration impairments	2,776	2,146	2,146	5.66
Deferred tax asset valuation allowance	—	108	108	0.28
Fair value changes in financial instruments	(619)	(479)	(479)	(1.24)
Change in tax legislation	—	(62)	(62)	(0.16)
Core earnings attributable to Devon (Non-GAAP)	$50	$23	$22	$0.06
Discontinued Operations
Loss attributable to Devon (GAAP)	$(157)	$(125)	$(125)	$(0.34)
Adjustments:
Asset impairments	179	141	141	0.38
Fair value changes in foreign currency and other	10	10	10	0.03
Core earnings attributable to Devon (Non-GAAP)	$32	$26	$26	$0.07
Total
Loss attributable to Devon (GAAP)	$(2,264)	$(1,815)	$(1,816)	$(4.82)
Adjustments:
Continuing Operations	2,157	1,713	1,713	4.54
Discontinued Operations	189	151	151	0.41
Core earnings attributable to Devon (Non-GAAP)	$82	$49	$48	$0.13

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended March 31,
	2021	2020
Net earnings (loss) (GAAP)	$216	$(1,815)
Net loss from discontinued operations, net of tax	—	125
Financing costs, net	77	65
Income tax benefit	(248)	(417)
Exploration expenses	3	112
Depreciation, depletion and amortization	467	401
Asset impairments	—	2,666
Asset dispositions	(32)	—
Share-based compensation	20	20
Derivative and financial instrument non-cash valuation changes	296	(619)
Restructuring and transaction costs	189	—
Accretion on discounted liabilities and other	(29)	(48)
EBITDAX (non-GAAP)	959	490
Marketing and midstream revenues and expenses, net	21	18
Commodity derivative cash settlements	232	(101)
General and administrative expenses, cash-based	87	82
Field-level cash margin (non-GAAP)	$1,299	$489

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2021, we have commodity derivatives that pertain to a portion of our estimated production for the last nine months of 2021, as well as for 2022, 2023 and 2024. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2021, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $335 million.

Interest Rate Risk

As of March 31, 2021, we had total debt of $7.3 billion. All of our debt is based on fixed interest rates averaging 5.6%.

Foreign Currency Risk

We had no material foreign currency risk at March 31, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2021 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

In conjunction with the Merger closing, we have integrated WPX’s operations into our overall system of internal controls over financial reporting and they are now included in our assessment of the effectiveness of our internal controls over financial reporting. For additional information regarding the Merger, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the matter noted below, there were no material pending legal proceedings to which we are a party or to which any of our property is subject.

On April 7, 2020, WPX Energy, Inc., a wholly-owned subsidiary of the Company, received a notice of violation from the EPA relating to specific historical air emission events occurring on the Fort Berthold Indian Reservation in North Dakota. We have since received information from the EPA that specifies the particular facilities to which the notice of violation applies. We have been in the process of providing the EPA with additional information regarding the specific events and responding to broader information requests from the EPA.  Although this matter is ongoing and management cannot predict its ultimate outcome, the resolution of this matter may result in a fine or penalty in excess of $300,000.

Please see our 2020 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2021 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - January 31	15	$18.29
February 1 - February 28	1,011	$19.30
March 1 - March 31	798	$22.92
Total	1,824	$20.87

(1)	These amounts reflect the shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

4.1

Stockholders’ Agreement, by and among Devon Energy Corporation, Felix Investment Holdings II, LLC, and EnCap Energy Capital Fund X, L.P., dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 7, 2021; File No. 001-32318).

4.2

Registration Rights Agreement, by and between Devon Energy Corporation and Felix Investment Holdings II, LLC, dated January 7, 2021 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).

10.1*	2021 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded.

10.2*

2021 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded.

10.3*

2021 Amendment (effective as of January 7, 2021) to the Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K filed February 17, 2021; File No. 001-32318).

10.4*

Employment Agreement, dated January 7, 2021, by and between Registrant and Richard E. Muncrief (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).

10.5*

Employment Agreement, dated January 7, 2021, by and between Registrant and Clay M. Gaspar (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).

10.6*

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

DEVON ENERGY CORPORATION

Date: May 5, 2021	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer