Form 10-Q
period 2021-06-30
DEVON ENERGY CORP/DE
filed 2021-08-04
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

On July 21, 2021, 677.0 million shares of common stock were outstanding.

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

“EPA” means the United States Environmental Protection Agency.

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

“QLCP” means QL Capital Partners, LP.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Oil, gas and NGL sales	$2,154	$424	$3,911	$1,231
Oil, gas and NGL derivatives	(703)	(361)	(1,231)	359
Marketing and midstream revenues	966	331	1,787	891
Total revenues	2,417	394	4,467	2,481
Production expenses	513	263	971	581
Exploration expenses	3	12	6	124
Marketing and midstream expenses	965	339	1,807	917
Depreciation, depletion and amortization	536	299	1,003	700
Asset impairments	—	—	—	2,666
Asset dispositions	(87)	—	(119)	—
General and administrative expenses	94	79	201	181
Financing costs, net	80	69	157	134
Restructuring and transaction costs	23	—	212	—
Other, net	(14)	13	(43)	(35)
Total expenses	2,113	1,074	4,195	5,268
Earnings (loss) from continuing operations before income taxes	304	(680)	272	(2,787)
Income tax expense (benefit)	43	(3)	(205)	(420)
Net earnings (loss) from continuing operations	261	(677)	477	(2,367)
Net earnings (loss) from discontinued operations, net of income taxes	—	9	—	(116)
Net earnings (loss)	261	(668)	477	(2,483)
Net earnings attributable to noncontrolling interests	5	2	8	3
Net earnings (loss) attributable to Devon	$256	$(670)	$469	$(2,486)
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$0.38	$(1.80)	$0.70	$(6.29)
Basic earnings (loss) from discontinued operations per share	—	0.02	—	(0.31)
Basic net earnings (loss) per share	$0.38	$(1.78)	$0.70	$(6.60)
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$0.38	$(1.80)	$0.70	$(6.29)
Diluted earnings (loss) from discontinued operations per share	—	0.02	—	(0.31)
Diluted net earnings (loss) per share	$0.38	$(1.78)	$0.70	$(6.60)
Comprehensive earnings (loss):
Net earnings (loss)	$261	$(668)	$477	$(2,483)
Other comprehensive earnings (loss), net of tax:
Pension and postretirement plans	3	1	26	2
Other comprehensive earnings, net of tax	3	1	26	2
Comprehensive earnings (loss):	$264	$(667)	$503	$(2,481)
Comprehensive earnings attributable to noncontrolling interests	5	2	8	3
Comprehensive earnings (loss) attributable to Devon	$259	$(669)	$495	$(2,484)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$261	$(668)	$477	$(2,483)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Net (earnings) loss from discontinued operations, net of income taxes	—	(9)	—	116
Depreciation, depletion and amortization	536	299	1,003	700
Asset impairments	—	—	—	2,666
Leasehold impairments	1	3	2	113
(Amortization) accretion of liabilities	(7)	8	(14)	16
Total (gains) losses on commodity derivatives	703	361	1,231	(359)
Cash settlements on commodity derivatives	(367)	232	(599)	333
Gains on asset dispositions	(87)	—	(119)	—
Deferred income tax expense (benefit)	24	—	(219)	(311)
Share-based compensation	20	19	61	39
Early retirement of debt	(10)	—	(30)	—
Other	2	4	2	4
Changes in assets and liabilities, net	17	(99)	(110)	(155)
Net cash from operating activities - continuing operations	1,093	150	1,685	679
Cash flows from investing activities:
Capital expenditures	(504)	(307)	(1,003)	(732)
Acquisitions of property and equipment	(5)	(1)	(5)	(5)
Divestitures of property and equipment	49	3	64	28
WPX acquired cash	—	—	344	—
Distributions from equity method investments	8	—	18	—
Net cash from investing activities - continuing operations	(452)	(305)	(582)	(709)
Cash flows from financing activities:
Repayments of long-term debt	(710)	—	(1,243)	—
Early retirement of debt	(32)	—	(59)	—
Repurchases of common stock	—	—	—	(38)
Dividends paid on common stock	(229)	(42)	(432)	(76)
Contributions from noncontrolling interests	3	6	3	11
Distributions to noncontrolling interests	(5)	(3)	(9)	(6)
Acquisition of noncontrolling interests	—	—	(24)	—
Shares exchanged for tax withholdings and other	(9)	—	(42)	(17)
Net cash from financing activities - continuing operations	(982)	(39)	(1,806)	(126)
Effect of exchange rate changes on cash - continuing operations	2	—	5	—
Net change in cash, cash equivalents and restricted cash of continuing operations	(339)	(194)	(698)	(156)
Cash flows from discontinued operations:
Operating activities	—	(43)	—	(174)
Investing activities	—	171	—	170
Financing activities	—	—	—	—
Effect of exchange rate changes on cash	—	8	—	(15)
Net change in cash, cash equivalents and restricted cash of discontinued operations	—	136	—	(19)
Net change in cash, cash equivalents and restricted cash	(339)	(58)	(698)	(175)
Cash, cash equivalents and restricted cash at beginning of period	1,878	1,727	2,237	1,844
Cash, cash equivalents and restricted cash at end of period	$1,539	$1,669	$1,539	$1,669

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,348	$1,474	$1,348	$1,474
Restricted cash	191	195	191	195
Total cash, cash equivalents and restricted cash	$1,539	$1,669	$1,539	$1,669

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,539	$2,237
Accounts receivable	1,185	601
Income taxes receivable	40	174
Other current assets	312	248
Total current assets	3,076	3,260
Oil and gas property and equipment, based on successful efforts accounting, net	13,727	4,436
Other property and equipment, net ($106 million and $102 million related to CDM in 2021 and 2020, respectively)	1,462	957
Total property and equipment, net	15,189	5,393
Goodwill	753	753
Right-of-use assets	252	223
Investments	398	12
Other long-term assets	397	271
Total assets	$20,065	$9,912
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$487	$242
Revenues and royalties payable	1,030	662
Other current liabilities	1,555	536
Total current liabilities	3,072	1,440
Long-term debt	6,502	4,298
Lease liabilities	258	246
Asset retirement obligations	450	358
Other long-term liabilities	1,248	551
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 677 million and 382 million shares in 2021 and 2020, respectively	68	38
Additional paid-in capital	8,189	2,766
Retained earnings	243	208
Accumulated other comprehensive loss	(101)	(127)
Total stockholders’ equity attributable to Devon	8,399	2,885
Noncontrolling interests	136	134
Total equity	8,535	3,019
Total liabilities and equity	$20,065	$9,912

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended June 30, 2021
Balance as of March 31, 2021	675	$67	$8,172	$218	$(104)	$—	$133	$8,486
Net earnings	—	—	—	256	—	—	5	261
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	1	(1)	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(2)	—	(2)
Common stock retired	—	—	(2)	—	—	2	—	—
Common stock dividends	—	—	—	(231)	—	—	—	(231)
Share-based compensation	—	—	20	—	—	—	—	20
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2021	677	$68	$8,189	$243	$(101)	$—	$136	$8,535
Three Months Ended June 30, 2020
Balance as of March 31, 2020	383	$38	$2,701	$1,298	$(118)	$—	$121	$4,040
Net earnings (loss)	—	—	—	(670)	—	—	2	(668)
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock dividends	—	—	—	(42)	—	—	—	(42)
Share-based compensation	—	—	19	—	—	—	—	19
Contributions from noncontrolling interests	—	—	—	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2020	383	$38	$2,720	$586	$(117)	$—	$126	$3,353
Six Months Ended June 30, 2021
Balance as of December 31, 2020	382	$38	$2,766	$208	$(127)	$—	$134	$3,019
Net earnings	—	—	—	469	—	—	8	477
Other comprehensive earnings, net of tax	—	—	—	—	26	—	—	26
Restricted stock grants, net of cancellations	6	1	(1)	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(40)	—	(40)
Common stock retired	(2)	—	(40)	—	—	40	—	—
Common stock dividends	—	—	—	(434)	—	—	—	(434)
Common stock issued	290	29	5,403	—	—	—	—	5,432
Share-based compensation	1	—	61	—	—	—	—	61
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Balance as of June 30, 2021	677	$68	$8,189	$243	$(101)	$—	$136	$8,535
Six Months Ended June 30, 2020
Balance as of December 31, 2019	382	$38	$2,735	$3,148	$(119)	$—	$118	$5,920
Net earnings (loss)	—	—	—	(2,486)	—	—	3	(2,483)
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(54)	—	(54)
Common stock retired	(3)	—	(54)	—	—	54	—	—
Common stock dividends	—	—	—	(76)	—	—	—	(76)
Share-based compensation	1	—	39	—	—	—	—	39
Contributions from noncontrolling interests	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2020	383	$38	$2,720	$586	$(117)	$—	$126	$3,353

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2020 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2021 and 2020 and Devon’s financial position as of June 30, 2021. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

As of June 30, 2021, Devon classified approximately $180 million of cash as restricted cash on the consolidated balance sheets for obligations associated with the abandonment of certain gas processing contracts related to divestitures of our Barnett Shale assets that occurred in 2018 and obligations retained related to the Canadian business. Cash payments for these charges related to the Barnett assets and Canada business total approximately $10 million per quarter.

Variable Interest Entity

Cotton Draw Midstream, L.L.C. (“CDM”) is a joint venture entity formed by Devon and an affiliate of QL Capital Partners, LP (“QLCP”). CDM provides gathering, compression and dehydration services for natural gas production in the Cotton Draw area of the Delaware Basin. Devon holds a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets. CDM is considered a VIE to Devon. The assets of CDM cannot be used by Devon for general corporate purposes and are included in, and disclosed parenthetically, on Devon's consolidated balance sheets. The carrying amount of liabilities related to CDM for which the creditors do not have recourse to Devon's assets are also included in, and disclosed parenthetically, on Devon's consolidated balance sheets if material.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Oil	$1,686	$296	$3,017	$958
Gas	188	72	390	142
NGL	280	56	504	131
Oil, gas and NGL sales	2,154	424	3,911	1,231

Oil	610	140	1,109	469
Gas	134	81	281	175
NGL	222	110	397	247
Marketing and midstream revenues	966	331	1,787	891
Total revenues from contracts with customers	$3,120	$755	$5,698	$2,122

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
as of June 30, 2021
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

WPX Revenues and Earnings

The following table represents WPX’s revenues and earnings included in Devon’s consolidated statements of comprehensive earnings subsequent to the closing date of the Merger.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Total revenues	$1,353	$2,413
Net earnings	$389	$555

Pro Forma Financial Information

Due to the Merger closing on January 7, 2021, all activity in the first and second quarters of 2021 except for the first six days of January is included in Devon’s consolidated statements of comprehensive earnings for the six months ended June 30, 2021. The following unaudited pro forma financial information for the three and six months ended June 30, 2020 is based on our historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2020. The information below reflects pro forma adjustments to conform WPX’s historical financial information to Devon’s financial statement presentation. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the Merger had been completed as of the beginning of the periods presented, nor is it indicative of future results.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
Continuing operations:	2020	2020
Total revenues	$427	$3,912
Net loss	$(1,102)	$(2,966)
Basic net loss per share	$(1.65)	$(4.45)

Divestitures

In the first quarter of 2021, Devon completed the sale of non-core assets in the Rockies for proceeds of $9 million, net of purchase price adjustments, and recognized a $35 million gain related to the sale. The transaction includes contingent earnout payments of up to $8 million. The total estimated proved reserves associated with these divested assets was approximately 3 MMBoe. As of December 31, 2020, the associated assets and liabilities were classified as assets held for sale and included in other current assets and other current liabilities, respectively.

In the fourth quarter of 2020, Devon completed the sale of its Barnett Shale assets to BKV for proceeds, net of purchase price adjustments, of $490 million. The agreement with BKV also provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the June 30, 2021 consolidated balance sheet was $46 million and $85 million, respectively. During the second quarter of 2021, Devon recorded a $65 million increase to the fair value within asset dispositions on the consolidated statements of comprehensive earnings. The value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement. Additional information can be found in Note 18.

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, price swaptions, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of June 30, 2021, Devon did not have any open interest rate swap contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of June 30, 2021, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivatives

As of June 30, 2021, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Swaptions		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2021	56,960	$41.56	10,000	$40.12	50,750	$39.30	$49.30	5,000	$39.50
Q1-Q4 2022	25,619	$43.82	10,323	$46.46	20,233	$46.41	$56.41	—	$—

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2021	Midland Sweet	23,000	$0.84
Q3-Q4 2021	Guernsey Light Sweet	4,000	$(1.49)
Q3-Q4 2021	BRENT	1,000	$(8.00)
Q3-Q4 2021	NYMEX Roll	13,000	$0.39
Q1-Q4 2022	BRENT	1,000	$(7.75)
Q1-Q4 2022	NYMEX Roll	29,000	$0.45

As of June 30, 2021, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index and the end of month NYMEX index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps (1)		Price Swaptions (2)		Price Collars (2)			Call Options Sold (2)
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q3-Q4 2021	266,500	$2.63	—	$—	180,500	$2.48	$2.98	50,000	$2.68
Q1-Q4 2022	3,452	$2.85	100,000	$2.70	113,110	$2.57	$3.07	—	$—

(1)

Related to the 2021 open positions, 26,500 MMBtu/d settle against the Inside FERC first of month Henry Hub index at an average price of $2.77 and 240,000 MMBtu/d settle against the end of month NYMEX index at an average price of $2.62. All 2022 open positions settle against the Inside FERC first of month Henry Hub index.

(2)	Price swaptions and call options settle against end of month NYMEX index. Price collars settle against the Inside FERC first of month Henry Hub Index.

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2021	El Paso Natural Gas	35,000	$(0.92)
Q3-Q4 2021	WAHA	80,000	$(0.65)
Q1-Q4 2022	WAHA	70,000	$(0.57)
Q1-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	WAHA	40,000	$(0.51)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2021, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2021	Natural Gasoline	1,000	$47.57
Q3-Q4 2021	Normal Butane	1,000	$31.40
Q3-Q4 2021	Propane	1,000	$27.88

Financial Statement Presentation

The following table presents the derivative fair values by derivative financial instrument type followed by the corresponding individual consolidated balance sheets captions.

	June 30, 2021	December 31, 2020
Commodity derivative assets:
Other current assets	$5	$5
Other long-term assets	1	1
Total derivative assets	$6	$6
Commodity derivative liabilities:
Other current liabilities	$968	$143
Other long-term liabilities	157	5
Total derivative liabilities	$1,125	$148

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

	Six Months Ended June 30,
	2021	2020
G&A	$40	$39
Restructuring and transaction costs	21	—
Total	$61	$39

Under its approved long-term incentive plan, Devon grants share-based awards to certain employees. The following table presents a summary of Devon’s unvested restricted stock awards and units, performance-based restricted stock awards and performance share units granted under the plan.

			Performance-Based		Performance
	Restricted Stock Awards & Units		Restricted Stock Awards		Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/20	5,316	$25.82	44	$44.70	1,994		$31.89
Granted (1)	7,691	$19.67	—	$—	861		$18.08
Vested	(4,777)	$22.23	(44)	$44.70	(754)		$37.40
Forfeited	(69)	$23.45	—	$—	(25)		$36.04
Unvested at 6/30/21	8,161	$22.15	—	$—	2,076	(2)	$24.12

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2021.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$111	$18
Weighted average period for recognition (years)	2.6	2.1

5.Asset Impairments

The following table presents a summary of Devon’s asset impairments. Unproved impairments shown below are included in exploration expenses in the consolidated statements of comprehensive earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proved oil and gas assets	$—	$—	$—	$2,664
Other assets	—	—	—	2
Total asset impairments	$—	$—	$—	$2,666

Unproved impairments	$1	$3	$2	$113

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restructuring	$23	$—	$166	$—
Transaction costs	—	—	46	—
Total	$23	$—	$212	$—

In conjunction with the Merger closing, Devon recognized $166 million of restructuring expenses during the first six months of 2021 related to employee severance and termination benefits, settlements and curtailments from defined retirement benefits and contract terminations. Of these expenses, $40 million and $21 million resulted from settlements and curtailments of defined retirement benefits and accelerated vesting of share-based grants, respectively, which are non-cash charges. Additionally, in conjunction with the Merger closing, Devon recognized $46 million of transaction costs primarily comprised of bank, legal and accounting fees.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2020	$35	$137	$172
Changes related to 2021 workforce reductions	51	—	51
Changes related to prior years' restructurings	(3)	(15)	(18)
Balance as of June 30, 2021	$83	$122	$205

Balance as of December 31, 2019	$20	$1	$21
Changes related to prior years' restructurings	(13)	—	(13)
Balance as of June 30, 2020	$7	$1	$8

7.Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (loss) from continuing operations before income taxes	$304	$(680)	$272	$(2,787)

Current income tax expense (benefit)	$19	$(3)	$14	$(109)
Deferred income tax expense (benefit)	24	—	(219)	(311)
Total income tax expense (benefit)	$43	$(3)	$(205)	$(420)

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	0%	0%	1%	1%
Subsidiary reorganization	6%	0%	7%	0%
Deferred tax asset valuation allowance	(19%)	(20%)	(116%)	(8%)
Other	6%	(1%)	12%	1%
Effective income tax rate	14%	0%	(75%)	15%

The deferred income tax benefit recognized in the first six months of 2021 primarily relates to the Merger. As shown in Note 2, Devon recognized $254 million of deferred tax liabilities to account for the Merger. The recognition of these deferred tax liabilities

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

caused a decrease to Devon’s net deferred tax assets and a corresponding decrease to the valuation allowance Devon has recognized on its U.S. Federal deferred tax assets.

As of June 30, 2021, Devon continued to maintain a valuation allowance against materially all U.S. deferred tax assets. Devon continues to assess its valuation allowance position every quarter. Absent any additional objective negative evidence, and with the addition of subjective evidence such as forecasted taxable income, Devon may adjust the valuation allowance on its deferred tax assets in future periods.

In the table above, the “other” effect is composed primarily of permanent differences related to costs incurred in connection with the Merger. Such items represent $18 million of income tax expense in the first six months of 2021.

In the fourth quarter of 2020, Devon recorded a deferred tax asset representing the deductible outside basis difference in its investment in a consolidated subsidiary. In the second quarter of 2021, Devon realized this deferred tax asset, increasing its U.S. federal net operating loss carryforwards by $1.8 billion.

8.	Net Earnings (Loss) Per Share from Continuing Operations

The following table reconciles net earnings (loss) from continuing operations and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings (loss) per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$256	$(679)	$469	$(2,370)
Attributable to participating securities	(3)	—	(5)	(1)
Basic and diluted earnings (loss) from continuing operations	$253	$(679)	$464	$(2,371)
Common shares:
Common shares outstanding - total	677	383	666	383
Attributable to participating securities	(6)	(6)	(6)	(6)
Common shares outstanding - basic	671	377	660	377
Dilutive effect of potential common shares issuable	2	—	2	—
Common shares outstanding - diluted	673	377	662	377
Net earnings (loss) per share from continuing operations:
Basic	$0.38	$(1.80)	$0.70	$(6.29)
Diluted	$0.38	$(1.80)	$0.70	$(6.29)

9.Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(104)	$(118)	$(127)	$(119)
Recognition of net actuarial loss and prior service cost in earnings (1)	—	1	1	3
Settlement of pension benefits (2)	3	—	18	—
Income tax expense	—	—	—	(1)
Other (3)	—	—	7	—
Accumulated other comprehensive loss, net of tax	$(101)	$(117)	$(101)	$(117)

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(3)	Includes a remeasurement of the pension obligation due to the Merger, which was partially offset by a change in mortality assumption.

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Changes in assets and liabilities, net:
Accounts receivable	$(100)	$80	$(163)	$318
Income tax receivable	121	1	136	(112)
Other current assets	(33)	30	(58)	(8)
Other long-term assets	(14)	—	(24)	(24)
Accounts payable and revenues and royalties payable	72	(189)	88	(260)
Other current liabilities	52	(16)	19	(97)
Other long-term liabilities	(81)	(5)	(108)	28
Total	$17	$(99)	$(110)	$(155)
Supplementary cash flow data - total operations:
Interest paid	$105	$66	$219	$130
Income taxes paid (refunded)	$(106)	$21	$(112)	$172

As of June 30, 2021, Devon had approximately $200 million of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets. As of December 31, 2020 (pre-merger), Devon had approximately $100 million of accrued capital expenditures in total property and equipment, net and accounts payable on the consolidated balance sheets. As of January 7, 2021 (date of Merger closing), Devon assumed approximately $150 million of accrued capital expenditures included in accounts payable.

11.	Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2021	December 31, 2020
Oil, gas and NGL sales	$858	$335
Joint interest billings	128	57
Marketing and midstream revenues	181	195
Other	30	25
Gross accounts receivable	1,197	612
Allowance for doubtful accounts	(12)	(11)
Net accounts receivable	$1,185	$601

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2021	December 31, 2020
Property and equipment:
Proved	$35,761	$27,589
Unproved and properties under development	2,458	392
Total oil and gas	38,219	27,981
Less accumulated DD&A	(24,492)	(23,545)
Oil and gas property and equipment, net	13,727	4,436
Other property and equipment	2,095	1,737
Less accumulated DD&A	(633)	(780)
Other property and equipment, net (1)	1,462	957
Property and equipment, net	$15,189	$5,393

(1)	$106 million and $102 million related to CDM in 2021 and 2020, respectively.

13.	Debt and Related Expenses

        See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	June 30, 2021	December 31, 2020
8.25% due August 1, 2023 (1)	$242	$—
5.25% due September 15, 2024 (1)	472	—
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027 (1)	390	—
5.875% due June 15, 2028 (1)	325	—
4.50% due January 15, 2030 (1)	585	—
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium (discount) on debentures and notes	171	(20)
Debt issuance costs	(32)	(31)
Total long-term debt	$6,502	$4,298

(1)

These instruments were assumed by Devon in January 2021 in conjunction with the Merger. Subsequent to debt retirements and the obligor exchange transaction completed during the first six months of 2021, approximately $51 million of these instruments remain the unsecured and unsubordinated obligation of WPX, a wholly-owned subsidiary of Devon.

Debt maturities as of June 30, 2021, excluding debt issuance costs, premiums and discounts, are as follows:

Total
2022	$—
2023	242
2024	472
2025	485
2026	—
Thereafter	5,164
Total	$6,363

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
(1)

At any time prior to these dates, Devon has or had the option to redeem (i) some or all of the notes at a specified "make whole" premium and (ii) a portion of certain of the notes at applicable redemption prices, in each case as described in the indenture documents governing the notes to be redeemed. On or after these dates, Devon has or had the option to redeem the notes, in whole or in part, at the applicable redemption prices set forth in the indenture documents, plus accrued and unpaid interest thereon to the redemption date as more fully described in such documents.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of June 30, 2021, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of June 30, 2021, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 25.6%.

Retirement of Senior Notes

In the first six months of 2021, Devon redeemed $43 million of the 6.00% senior notes due 2022, $175 million of the 5.875% senior notes due 2028, $315 million of the 4.50% senior notes due 2030, $210 million of the 5.25% senior notes due 2027 and $500 of the 5.75% senior notes due 2026. In the first six months of 2021, Devon recognized $30 million of gains on early retirement of debt, consisting of $89 million of non-cash premium accelerations, partially offset by $59 million of cash retirement costs. The gain on early retirement is included in financing costs, net in the consolidated statements of comprehensive earnings.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest based on debt outstanding	$98	$65	$203	$130
Gain on early retirement of debt	(10)	—	(30)	—
Interest income	—	(2)	(1)	(7)
Other	(8)	6	(15)	11
Total net financing costs	$80	$69	$157	$134

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$216	$36	$252	$220	$3	$223
Lease liabilities:
Current lease liabilities (1)	$8	$23	$31	$8	$1	$9
Long-term lease liabilities	245	13	258	244	2	246
Total lease liabilities	$253	$36	$289	$252	$3	$255

(1)Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Six Months Ended June 30,
	2021	2020
Asset retirement obligations as of beginning of period	$369	$398
Assumed WPX obligations	98	—
Liabilities incurred	20	11
Liabilities settled and divested	(47)	(21)
Revision of estimated obligation	11	4
Accretion expense on discounted obligation	14	10
Asset retirement obligations as of end of period	465	402
Less current portion	15	11
Asset retirement obligations, long-term	$450	$391

16.	Other Long-Term Liabilities

Components of other long-term liabilities include the following:

	June 30, 2021	December 31, 2020
Assumed gathering, processing and transportation contracts	$474	$—
Pension and postretirement benefit obligations	227	243
Commodity derivatives	157	5
Restructuring and transaction costs	122	137
Estimated future obligation under a performance guarantee	95	—
Other	173	166
Total other long-term liabilities	$1,248	$551

Devon assumed fixed gathering, processing and transportation contracts in the Merger and recognized a liability related to the difference in the contractual and market rates of these contracts as of the date of the Merger. The terms of the contracts extend through 2038 and all relate to the Delaware Basin. This difference will be recognized as a reduction to production expenses as the associated reserves are produced over the life of the respective contracts. For the six months ended June 30, 2021, Devon recognized $16 million of non-cash amortization of these liabilities as a reduction of production expenses in the consolidated statements of comprehensive earnings.

Additionally, in the Merger, Devon assumed a future obligation under a performance guarantee related to gathering and processing commitments for assets WPX sold in 2018 in which the purchaser of those assets is now not expected to have the financial

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

ability to satisfy the obligations. As of June 30, 2021, Devon recorded a $129 million liability for the estimated potential exposure based on probability-weighted cash flows for the remainder of the contract term of five years. Of the $129 million, $95 million is included in other long-term liabilities and $34 million is included in other current liabilities on the consolidated balance sheets as of June 30, 2021.

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

Dividends

Upon completion of the Merger, Devon continued its commitment to pay a quarterly dividend at a fixed rate and instituted a variable quarterly dividend, which is dependent on quarterly cash flows, among other factors. The following table summarizes Devon’s fixed and variable dividends for the first six months of 2021 and 2020, respectively.

	Fixed	Variable	Total	Rate Per Share
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Total year-to-date	$151	$281	$432
2020:
First quarter	$34	$—	$34	$0.09
Second quarter	42	—	42	$0.11
Total year-to-date	$76	$—	$76

In August 2021, Devon announced a cash dividend in the amount of $0.49 per share payable in the third quarter of 2021. The dividend consists of a fixed quarterly dividend in the amount of approximately $74 million (or $0.11 per share) and a variable quarterly dividend in the amount of approximately $257 million (or $0.38 per share).

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

The following table presents the amounts reported in the consolidated statements of comprehensive earnings as discontinued operations.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Oil, gas and NGL sales	$77	$169
Total revenues	77	169
Production expenses	74	148
Asset impairments (1)	—	179
Asset dispositions	(2)	(2)
General and administrative expenses	—	1
Financing costs, net	—	(2)
Other, net	(4)	(7)
Total expenses	68	317
Earnings (loss) from discontinued operations before income taxes	9	(148)
Income tax benefit	—	(32)
Net earnings (loss) from discontinued operations, net of tax	$9	$(116)

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

Environmental and Climate Change Matters

Devon’s business is subject to numerous federal, state, local and Native American tribal laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties, as well as remediation costs. Although Devon believes that it is in substantial compliance with applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its business, there can be no assurance that this will continue in the future.

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2021 and December 31, 2020, as applicable. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, information regarding the fair values of oil and gas assets is provided in Note 5.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2021 assets (liabilities):
Cash equivalents	$696	$696	$696	$—	$—
Commodity derivatives	$6	$6	$—	$6	$—
Commodity derivatives	$(1,125)	$(1,125)	$—	$(1,125)	$—
Debt	$(6,502)	$(7,630)	$—	$(7,630)	$—
Contingent earnout payments	$135	$135	$—	$—	$135
December 31, 2020 assets (liabilities):
Cash equivalents	$1,436	$1,436	$1,436	$—	$—
Commodity derivatives	$6	$6	$—	$6	$—
Commodity derivatives	$(148)	$(148)	$—	$(148)	$—
Debt	$(4,298)	$(5,365)	$—	$(5,365)	$—
Contingent earnout payments	$66	$66	$—	$—	$66

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2021 compared to previous periods and in our financial condition and liquidity since December 31, 2020. To help facilitate comparisons to the three-month period ended March 31, 2021, information regarding our first quarter 2021 financial results can be found in our First Quarter 2021 Quarterly Report on Form 10-Q . Additionally, for information regarding our critical accounting policies and estimates, see our 2020 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

WPX Merger and Operating Results

On September 26, 2020, we entered into the Merger Agreement, providing for an all-stock merger of equals with WPX which successfully closed on January 7, 2021. The Merger has created a leading unconventional oil producer in the U.S., with an asset base underpinned by premium acreage in the economic core of the Delaware Basin. This strategic combination accelerates our transition to a cash-return business model, including the implementation of a fixed plus variable dividend strategy. We remain focused on building economic value by executing on our strategic priorities of disciplined oil volume growth while capturing operational and corporate synergies, reducing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•	Efficiency gains drove second quarter capital expenditures 9% below our plan.
•	Second quarter Boe production totaled 567 MBoe/d, exceeding our plan by 3%.
•	On pace to achieve approximately $600 million in annual cost savings by the end of 2021.
•	Redeemed approximately $1.2 billion of senior notes in 2021.
•	Exited the second quarter with $4.5 billion of liquidity, including $1.5 billion of cash, with no debt maturities until 2023.
•	Including variable dividends, paid dividends of approximately $432 million in the first six months of 2021 and have declared $331 million of dividends to be paid in the third quarter of 2021.

Overview of 2021 Results

We operate under a disciplined returns-driven strategy focused on delivering strong operational results, financial strength and value to our shareholders and continuing our commitment to environmental, social and governance excellence, which provides us with a strong foundation to grow returns, margin and profitability. We continue to execute on our strategy and navigate through various economic environments by protecting our financial strength, tailoring our capital investment to market conditions, improving our cash cost structure and preserving operational continuity.

After a significant downturn in economic activity in 2020 resulting from the unprecedented COVID-19 pandemic, economic activity has begun to recover, and commodity prices have continued to increase in 2021. However, we expect commodity prices to remain volatile with the emergence of COVID-19 variants and pending OPEC+ curtailment decisions. We will continue to evaluate the global impacts of COVID-19 as they evolve and will adapt accordingly as a company.

Trends of our quarterly earnings, operating cash flow, EBITDAX and capital expenditures are shown below. The quarterly earnings chart presents amounts pertaining to both Devon’s continuing and discontinued operations. The quarterly cash flow chart presents amounts pertaining to Devon’s continuing operations. Activity related to discontinued operations is only applicable for 2020 periods. “Core earnings” and “EBITDAX” are financial measures not prepared in accordance with GAAP. For a description of these measures, including reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

Our net earnings in recent quarters have been significantly impacted by divestiture transactions, asset impairments and temporary, non-cash adjustments to the value of our commodity hedges. Net earnings in the second quarter of 2021, the first quarter of 2021, the fourth quarter of 2020 and the third quarter of 2020 each included a hedge valuation loss, net of tax of $0.3 billion, $0.2 billion, $0.1 billion and $0.1 billion, respectively. Excluding these amounts, our core earnings have been more stable over recent quarters but continue to be heavily influenced by commodity prices.

Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our financial results have been challenged by commodity prices and deterioration of the macro-economic environment resulting from the aforementioned COVID-19 pandemic; however, prices have begun to recover and increase significantly in 2021. Our earnings increased from the first quarter of 2021 to the second quarter of 2021 primarily due to an increase in overall commodity prices as well as higher sold volumes. Led by a 14% increase in WTI from the first quarter of 2021 to the second quarter of 2021, our unhedged combined realized price rose 7%. Volumes increased due to new well activity and restored production operations following winter storms in the first quarter.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. EBITDAX, which excludes financial amounts related to discontinued operations, and operating cash flows have been impacted by the COVID-19 pandemic and its impact on commodity prices. Our cash flow increased during the first and second quarters of 2021 primarily due to higher commodity prices and an increase in sold volumes.

We exited the second quarter of 2021 with $4.5 billion of liquidity, comprised of $1.5 billion of cash and $3.0 billion of available credit under our Senior Credit Facility. We currently have $6.5 billion of debt outstanding with no maturities until August 2023. We currently have approximately 45% and 60% of our remaining 2021 oil and gas production hedged, respectively, and 20% and 25% of our 2022 oil and gas production hedged, respectively. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub and NYMEX last day natural gas indices. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to discontinued operations or noncontrolling interests.

Q2 2021 vs. Q1 2021

Our second quarter 2021 net earnings were $261 million, compared to net earnings of $216 million for the first quarter of 2021. The graph below shows the change in net earnings from the first quarter of 2021 to the second quarter of 2021. The material changes are further discussed by category on the following pages.

Production Volumes

	Q2 2021	% of Total	Q1 2021	Change
Oil (MBbls/d)
Delaware Basin	191	66%	172	+11%
Anadarko Basin	17	6%	13	+29%
Williston Basin	46	16%	44	+3%
Eagle Ford	18	6%	16	+14%
Powder River Basin	16	5%	17	- 4%
Other	3	1%	6	- 45%
Total	291	100%	268	+9%

	Q2 2021	% of Total	Q1 2021	Change
Gas (MMcf/d)
Delaware Basin	513	58%	471	+9%
Anadarko Basin	225	26%	200	+13%
Williston Basin	61	7%	49	+24%
Eagle Ford	59	7%	47	+25%
Powder River Basin	21	2%	21	+3%
Other	2	0%	3	- 25%
Total	881	100%	791	+11%

	Q2 2021	% of Total	Q1 2021	Change
NGLs (MBbls/d)
Delaware Basin	82	64%	60	+36%
Anadarko Basin	26	20%	21	+21%
Williston Basin	9	7%	8	+21%
Eagle Ford	9	7%	6	+39%
Powder River Basin	3	2%	3	- 4%
Other	—	0%	1	- 100%
Total	129	100%	99	+30%

	Q2 2021	% of Total	Q1 2021	Change
Combined (MBoe/d)
Delaware Basin	358	63%	310	+16%
Anadarko Basin	80	14%	68	+18%
Williston Basin	66	12%	61	+8%
Eagle Ford	37	6%	30	+21%
Powder River Basin	22	4%	23	- 3%
Other	4	1%	7	- 43%
Total	567	100%	499	+14%

From the first quarter of 2021 to the second quarter of 2021, the change in volumes contributed to a $229 million increase in earnings. The increase in volumes was primarily due to downtime in the first quarter related to the February winter storm and new well activity in the second quarter in the Delaware Basin. Volumes in the third quarter are expected to range from approximately 566 to 594 MBoe/d.

Realized Prices

	Q2 2021	Realization	Q1 2021	Change
Oil (per Bbl)
WTI index	$66.04		$57.87	+14%
Realized price, unhedged	$63.63	96%	$55.28	+15%
Cash settlements	$(13.29)		$(9.13)
Realized price, with hedges	$50.34	76%	$46.15	+9%

	Q2 2021	Realization	Q1 2021	Change
Gas (per Mcf)
Henry Hub index	$2.83		$2.71	+4%
Realized price, unhedged	$2.35	83%	$2.84	- 17%
Cash settlements	$(0.15)		$(0.15)
Realized price, with hedges	$2.20	78%	$2.69	- 18%

	Q2 2021	Realization	Q1 2021	Change
NGLs (per Bbl)
WTI index	$66.04		$57.87	+14%
Realized price, unhedged	$23.89	36%	$25.01	- 4%
Cash settlements	$(0.25)		$(0.20)
Realized price, with hedges	$23.64	36%	$24.81	- 5%

	Q2 2021	Q1 2021	Change
Combined (per Boe)
Realized price, unhedged	$41.75	$39.14	+7%
Cash settlements	$(7.11)	$(5.17)
Realized price, with hedges	$34.64	$33.97	+2%

From the first quarter of 2021 to the second quarter of 2021, field prices contributed to a $168 million increase in earnings. Unhedged realized oil prices increased primarily due to higher WTI index prices. This was partially offset by lower unhedged realized gas and NGL prices which was primarily due to higher first quarter pricing contracts resulting from the winter storm and increased ethane rejection, respectively. The increase in WTI was also partially offset by an increase in hedge cash settlement payments.

We currently have approximately 45% of our remaining 2021 oil production hedged with an average floor price of $40/Bbl and approximately 60% of our remaining 2021 gas production hedged with an average floor price of $2.57/Mcf. We currently have approximately 20% of our 2022 oil production hedged with an average floor price of $45/Bbl and approximately 25% of our 2022 gas production hedged with an average floor price of $2.64/Mcf.

Hedge Settlements

	Q2 2021	Q1 2021	Change
	Q
Oil	$(352)	$(220)	- 60%
Natural gas	(12)	(10)	- 20%
NGL	(3)	(2)	- 50%
Total cash settlements (1)	$(367)	$(232)	- 58%
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q2 2021	Q1 2021	Change
LOE	$210	$199	+6%
Gathering, processing & transportation	147	129	+14%
Production taxes	143	117	+22%
Property taxes	13	13	+0%
Total	$513	$458	+12%
Per Boe:
LOE	$4.06	$4.44	- 9%
Gathering, processing & transportation	$2.85	$2.87	- 1%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.6%	+1%

Production expenses increased from the first quarter of 2021 to the second quarter of 2021 primarily due to the activity impacts from the February 2021 winter storm and new well activity in the second quarter. Production taxes also increased due to the rise in commodity prices.

Field-Level Cash Margin

The table below presents the field-level cash margin for each of our operating areas. Field-level cash margin is computed as oil, gas and NGL sales less production expenses and is not a measure defined by GAAP. A reconciliation to the comparable GAAP measures is found in “Non-GAAP Measures” in this Item 2. The changes in production volumes, realized prices and production expenses, shown above, had the following impact on our field-level cash margins by asset.

	Q2 2021	$ per BOE	Q1 2021	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,102	$33.79	$895	$32.07
Anadarko Basin	145	$19.86	85	$14.01
Williston Basin	197	$32.98	161	$29.70
Eagle Ford	106	$31.88	72	$26.57
Powder River Basin	74	$36.78	67	$31.99
Other	17	$42.85	19	$28.21
Total	$1,641	$31.79	$1,299	$28.95

DD&A and Asset Impairments

	Q2 2021	Q1 2021	Change
Oil and gas per Boe	$9.88	$9.78	+1%

Oil and gas	$510	$439	+16%
Other property and equipment	$26	28	- 7%
Total	$536	$467	+15%

DD&A increased in the second quarter of 2021 primarily due to higher volumes.

General and Administrative Expense

	Q2 2021	Q1 2021	Change
G&A per Boe	$1.81	$2.40	- 25%

Labor and benefits	$60	$72	- 17%
Non-labor	34	35	- 3%
Total	$94	$107	- 12%

G&A decreased primarily as a result of lower employee costs and benefits.

Other Items

	Q2 2021	Q1 2021	Change in earnings
Commodity hedge valuation changes (1)	$(336)	$(296)	$(40)
Marketing and midstream operations	1	(21)	22
Exploration expenses	3	3	—
Asset dispositions	(87)	(32)	55
Net financing costs	80	77	(3)
Restructuring and transaction costs	23	189	166
Other, net	(14)	(29)	(15)
			$185
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Asset dispositions in the second quarter of 2021 includes $65 million related to the re-valuation of contingent earnout payments associated with our divested Barnett Shale assets. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. The majority of these costs were recorded in the first quarter of 2021. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q2 2021	Q1 2021
Current expense (benefit)	$19	$(5)
Deferred expense (benefit)	24	(243)
Total expense (benefit)	$43	$(248)
Effective income tax rate	14%	763%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

June 30, YTD 2021 vs. June 30, YTD 2020

Our six months ended June 30, 2021 net earnings were $477 million, compared to a net loss of $2.4 billion (excludes discontinued operations) for the six months ended June 30, 2020. The graph below shows the change in the net earnings (loss) from the six months ended June 30, 2020 to the six months ended June 30, 2021. The material changes are further discussed by category on the following pages.

Production Volumes

	Six Months Ended June 30,
	2021	% of Total	2020	Change
Oil (MBbls/d)
Delaware Basin	181	65%	81	+123%
Anadarko Basin	15	5%	22	- 34%
Williston Basin	45	16%	—	N/M
Eagle Ford	17	6%	27	- 37%
Powder River Basin	16	6%	20	- 17%
Other	5	2%	8	- 40%
Total	279	100%	158	+77%

	Six Months Ended June 30,
	2021	% of Total	2020	Change
Gas (MMcf/d)
Delaware Basin	492	59%	242	+103%
Anadarko Basin	213	25%	267	- 20%
Williston Basin	55	7%	—	N/M
Eagle Ford	53	6%	87	- 39%
Powder River Basin	21	3%	24	- 13%
Other	2	0%	4	- 39%
Total	836	100%	624	+34%

	Six Months Ended June 30,
	2021	% of Total	2020	Change
NGLs (MBbls/d)
Delaware Basin	71	62%	33	+114%
Anadarko Basin	23	21%	28	- 15%
Williston Basin	9	8%	—	N/M
Eagle Ford	8	7%	10	- 26%
Powder River Basin	3	2%	3	+7%
Other	—	0%	1	- 100%
Total	114	100%	75	+53%

	Six Months Ended June 30,
	2021	% of Total	2020	Change
Combined (MBoe/d)
Delaware Basin	334	63%	155	+116%
Anadarko Basin	74	14%	94	- 22%
Williston Basin	63	12%	—	N/M
Eagle Ford	33	6%	52	- 35%
Powder River Basin	23	4%	27	- 14%
Other	6	1%	9	- 38%
Total	533	100%	337	+58%

From the six months ended 2020 to the six months ended 2021, the change in volumes contributed to an $841 million increase in earnings. Due to the Merger closing on January 7, 2021, volumes now include WPX legacy assets in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Volumes associated with these WPX legacy assets were approximately 219 MBoe/d for the six months ended 2021. Continued development of Devon legacy assets in the Delaware Basin also increased volumes. These increases were partially offset by impacts of the February 2021 winter storm and reduced activity across Devon’s remaining assets.

Realized Prices

	Six Months Ended June 30,
	2021	Realization	2020	Change
Oil (per Bbl)
WTI index	$61.95		$37.43	+66%
Realized price, unhedged	$59.65	96%	$33.27	+79%
Cash settlements	$(11.30)		$10.04
Realized price, with hedges	$48.35	78%	$43.31	+12%

	Six Months Ended June 30,
	2021	Realization	2020	Change
Gas (per Mcf)
Henry Hub index	$2.77		$1.83	+51%
Realized price, unhedged	$2.58	93%	$1.25	+106%
Cash settlements	$(0.15)		$0.32
Realized price, with hedges	$2.43	88%	$1.57	+55%

	Six Months Ended June 30,
	2021	Realization	2020	Change
NGLs (per Bbl)
WTI index	$61.95		$37.43	+66%
Realized price, unhedged	$24.37	39%	$9.70	+151%
Cash settlements	$(0.23)		$0.56
Realized price, with hedges	$24.14	39%	$10.26	+135%

	Six Months Ended June 30,
	2021	2020	Change
Combined (per Boe)
Realized price, unhedged	$40.54	$20.09	+102%
Cash settlements	$(6.21)	$5.43
Realized price, with hedges	$34.33	$25.52	+35%

From the six months ended 2020 to the six months ended 2021, field prices contributed to a $1.8 billion increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by a decrease in hedge cash settlements related to all products.

Hedge Settlements

	Six Months Ended June 30,
	2021	2020	Change
Oil	$(572)	$289	- 298%
Natural gas	(22)	36	- 161%
NGL	(5)	8	- 163%
Total cash settlements (1)	$(599)	$333	- 280%
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Six Months Ended June 30,
	2021	2020	Change
LOE	$409	$234	+75%
Gathering, processing & transportation	276	253	+9%
Production taxes	260	81	+221%
Property taxes	26	13	+100%
Total	$971	$581	+67%
Per Boe:
LOE	$4.24	$3.83	+11%
Gathering, processing & transportation	$2.86	$4.13	- 31%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.6%	+2%

Production expenses increased primarily due to the Merger closing on January 7, 2021. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Partially offsetting increases to gathering, processing and transportation costs were approximately $23 million of Anadarko volume commitments which expired at the end of 2020. Production taxes also increased due to the rise in commodity prices.

Field-Level Cash Margin

The table below presents the field-level cash margin for each of our operating areas. Field-level cash margin is computed as oil, gas and NGL sales less production expenses and is not a measure defined by GAAP. A reconciliation to the comparable GAAP measures is found in “Non-GAAP Measures” in this Item 2. The changes in production volumes, realized prices and production expenses, shown above, had the following impact on our field-level cash margins by asset.

	Six Months Ended June 30,
	2021	$ per BOE	2020	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,997	$33.00	$366	$12.97
Anadarko Basin	230	$17.20	87	$5.09
Williston Basin	358	$31.42	—	N/M
Eagle Ford	178	$29.50	109	$11.58
Powder River Basin	141	$34.36	74	$15.31
Other	36	$33.43	14	$8.16
Total	$2,940	$30.48	$650	$10.60

DD&A and Asset Impairments

	Six Months Ended June 30,
	2021	2020	Change
Oil and gas per Boe	$9.83	$10.66	- 8%

Oil and gas	$949	$653	+45%
Other property and equipment	54	47	+17%
Total	$1,003	$700	+43%

Asset impairments	$—	$2,666	N/M

DD&A increased in 2021 primarily due to the Merger closing on January 7, 2021. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Asset impairments were $2.7 billion for the six months ended 2020 due to significant decreases in commodity prices resulting primarily from the COVID-19 pandemic. These impairments resulted in lower DD&A rates in 2021 compared to 2020. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

General and Administrative Expense

	Six Months Ended June 30,
	2021	2020	Change
G&A per Boe	$2.08	$2.96	- 30%

Labor and benefits	$132	$111	+19%
Non-labor	69	70	- 1%
Total	$201	$181	+11%

Labor and benefits increased primarily due to the Merger closing on January 7, 2021. However, Devon’s G&A per Boe rate decreased 30% primarily due to synergies created by the Merger.

Other Items

	Six Months Ended June 30,
	2021	2020	Change in earnings
Commodity hedge valuation changes (1)	$(632)	$26	$(658)
Marketing and midstream operations	(20)	(26)	6
Exploration expenses	6	124	118
Asset dispositions	(119)	—	119
Net financing costs	157	134	(23)
Restructuring and transaction costs	212	—	(212)
Other, net	(43)	(35)	8
			$(642)
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Exploration expenses decreased primarily due to unproved asset impairments of $113 million in the first six months of 2020. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Asset dispositions includes $65 million related to the re-valuation of contingent earnout payments associated with our divested Barnett Shale assets. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Net financing costs increased as a result of WPX debt assumed in the Merger, partially offset by a $30 million gain associated with our debt retirements in the first six months of 2021. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Six Months Ended June 30,
	2021	2020
Current expense (benefit)	$14	$(109)
Deferred benefit	(219)	(311)
Total benefit	$(205)	$(420)
Effective income tax rate	(75%)	15%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flow from continuing operations	$1,093	$150	$1,685	$679
WPX acquired cash	—	—	344	—
Divestitures of property and equipment	49	3	64	28
Capital expenditures	(504)	(307)	(1,003)	(732)
Debt activity, net	(742)	—	(1,302)	—
Repurchases of common stock	—	—	—	(38)
Common stock dividends	(229)	(42)	(432)	(76)
Noncontrolling interest activity, net	(2)	3	(30)	5
Other	(4)	(1)	(24)	(22)
Net change in cash, cash equivalents and restricted cash from discontinued operations	—	136	—	(19)
Net change in cash, cash equivalents and restricted cash	$(339)	$(58)	$(698)	$(175)
Cash, cash equivalents and restricted cash at end of period	$1,539	$1,669	$1,539	$1,669

Operating Cash Flow and WPX Acquired Cash

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow grew approximately 150% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due to the Merger and prices significantly increasing in the first half of 2021. Despite our portfolio enhancements, aggressive cost reductions and operational advancements, our 2020 financial results were challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic.

Divestitures of Property and Equipment

During the first six months of 2021, we sold non-core assets for approximately $64 million, net of customary purchase price adjustments. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Delaware Basin	$378	$192	$775	$413
Anadarko Basin	9	10	18	18
Williston Basin	18	—	46	—
Eagle Ford	29	42	43	136
Powder River Basin	7	46	40	131
Other	—	3	—	6
Total oil and gas	441	293	922	704
Midstream	43	11	48	19
Other	20	3	33	9
Total capital expenditures	$504	$307	$1,003	$732

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Capital expenditures increased in 2021 primarily due to the Merger closing on January 7, 2021 and results now include activity related to WPX legacy assets in the Delaware Basin in Texas and New Mexico and the Williston

Basin in North Dakota. Our capital program is designed to operate within or near operating cash flow. This is evidenced by our operating cash flow funding all of our capital expenditures for the six months ended June 30, 2021. Our capital investment program is driven by a disciplined allocation process focused on returns. Our capital expenditures are expected to range between $1.7 billion to $2.0 billion for the full year 2021.

Debt Activity

Subsequent to the Merger closing, we redeemed $1.2 billion of senior notes in the first half of 2021. We also paid $59 million of cash retirement costs related to these redemptions.

Shareholder Distributions and Stock Activity

The following table summarizes our common stock dividends during the second quarter and total for the first six months of 2021 and 2020. We raised our quarterly dividend by 22% to $0.11 per share in the second quarter of 2020. In addition to the fixed quarterly dividend, we paid a variable dividend in the first and second quarters of 2021.

	Fixed	Variable	Total	Rate Per Share
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Total year-to-date	$151	$281	$432
2020:
First quarter	$34	$—	$34	$0.09
Second quarter	42	—	42	$0.11
Total year-to-date	$76	$—	$76

We repurchased 2.2 million shares of common stock for $38 million in the first six months of 2020. For additional information, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Noncontrolling Interest Activity, net

During the first six months of 2021, we received $3 million of contributions from our noncontrolling interests in CDM and distributed $9 million to our noncontrolling interests in CDM. In the first quarter of 2021, we paid $24 million to purchase the noncontrolling interest portion of a partnership that WPX had formed to acquire minerals in the Delaware Basin.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the second quarter of 2021, we held approximately $1.5 billion of cash, inclusive of $191 million of cash restricted primarily for retained obligations related to divested assets. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as these variables may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We hedge our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. The key terms to our oil, gas and NGL derivative financial instruments as of June 30, 2021 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, as commodity prices have increased, we remain committed to a maintenance capital program for the foreseeable future. We do not intend to add any growth projects until market fundamentals recover, excess inventory clears up and OPEC+ curtailed volumes are effectively absorbed by the world markets.

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

Restructuring and Transaction Related Costs – The majority of the Merger-related restructuring and transaction cost cash outflows were paid in the first six months of 2021 and the remaining costs will be paid mostly over the remaining six months of 2021. These payments relate to workforce reductions and the associated employee severance benefits, costs to modify or abandon vendor contracts and the acceleration of certain employee benefits triggered by the Merger.

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

Assumption and Repayment of WPX Debt

In conjunction with the Merger closing on January 7, 2021, we assumed a principal value of $3.3 billion of WPX debt. Subsequent to the Merger closing, we have reduced our debt by approximately $1.2 billion in the first half of 2021. We expect these redemptions to lower our annual cash net financing costs by approximately $70 million.

Credit Availability

As of June 30, 2021, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2021, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

Fixed Plus Variable Dividend

Following the closing of the Merger, we initiated a new “fixed plus variable” dividend strategy. The fixed dividend is currently paid quarterly at a rate of $0.11 per share, and our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. In addition to the fixed quarterly dividend, we may pay a variable dividend up to 50 percent of our excess free cash flow, which is a non-GAAP measure. Each quarter’s excess free cash flow is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects, COVID-19 impacts and other factors deemed relevant by the Board.

In August 2021, Devon announced a cash dividend in the amount of $0.49 per share payable in the third quarter of 2021. The dividend consists of a fixed quarterly dividend in the amount of approximately $74 million (or $0.11 per share) and a variable quarterly dividend in the amount of approximately $257 million (or $0.38 per share).

Capital Expenditures

Our 2021 exploration and development budget for the remainder of 2021 is expected to range from approximately $700 million to $900 million.

Critical Accounting Estimates

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due primarily to significant cumulative losses, we recorded a full valuation allowance against U.S. deferred tax assets in 2020 and remain in a full valuation allowance position at June 30, 2021. However, absent any additional objective negative evidence, and with the addition of subjective evidence such as forecasted taxable income, we may adjust the valuation allowance in future periods.

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

In addition to the fair value of proved and unproved oil and gas properties, other significant fair value assessments for the assets acquired and liabilities assumed in the Merger relate to debt, the equity method investment in Catalyst and out-of-market contract assets and liabilities. The fair value of the assumed WPX publicly traded debt was based on available third party quoted prices. We prepared estimates and engaged third party valuation experts to assist in the valuation of the equity method investment in Catalyst. Significant judgments and assumptions inherent in this estimate included projected Catalyst cash flows, comparable companies cash flow multiples and an estimate of an applicable market participant discount rate. The fair value of assumed out-of-market contract assets and liabilities associated with longer-term marketing, gathering, processing and transportation contracts included significant judgments and assumptions related to determining the market rates, estimates of future reserves and production associated with the respective contracts and applying an applicable market participant discount rate.

For additional information regarding our critical accounting policies and estimates, see our 2020 Annual Report on Form 10-K.

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2021 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, non-cash asset impairments (including non-cash unproved asset impairments), deferred tax asset valuation allowance, changes in tax legislation, fair value changes in derivative financial instruments and foreign currency, costs associated with early retirement of debt, and restructuring and transaction costs associated with the workforce reductions described further in Note 6.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended June 30,				Six Months Ended June 30,
	Before Tax	After Tax	After Noncontrolling Interests	Per Diluted Share	Before Tax	After Tax	After Noncontrolling Interests	Per Diluted Share
2021
Total
Earnings attributable to Devon (GAAP)	$304	$261	$256	$0.38	$272	$477	$469	$0.70
Adjustments:
Asset dispositions	(87)	(67)	(67)	(0.10)	(119)	(91)	(91)	(0.13)
Asset and exploration impairments	1	1	1	0.00	2	1	1	0.00
Deferred tax asset valuation allowance	—	(115)	(115)	(0.17)	—	(378)	(378)	(0.57)
Change in tax legislation	—	62	62	0.09	—	62	62	0.09
Fair value changes in financial instruments and foreign currency	334	258	258	0.38	628	483	483	0.72
Restructuring and transaction costs	23	21	21	0.03	212	183	183	0.28
Early retirement of debt	(10)	(8)	(8)	(0.01)	(30)	(23)	(23)	(0.03)
Core earnings attributable to Devon (Non-GAAP)	$565	$413	$408	$0.60	$965	$714	$706	$1.06
2020
Continuing Operations
Loss attributable to Devon (GAAP)	$(680)	$(677)	$(679)	$(1.80)	$(2,787)	$(2,367)	$(2,370)	$(6.29)
Adjustments:
Asset and exploration impairments	4	3	3	0.01	2,780	2,149	2,149	5.71
Deferred tax asset valuation allowance	—	149	149	0.39	—	257	257	0.67
Fair value changes in financial instruments	593	459	459	1.22	(26)	(20)	(20)	(0.05)
Change in tax legislation	—	—	—	—	—	(62)	(62)	(0.16)
Core loss attributable to Devon (Non-GAAP)	$(83)	$(66)	$(68)	$(0.18)	$(33)	$(43)	$(46)	$(0.12)
Discontinued Operations
Earnings (loss) attributable to Devon (GAAP)	$9	$9	$9	$0.02	$(148)	$(116)	$(116)	$(0.31)
Adjustments:
Asset dispositions	(2)	(1)	(1)	(0.00)	(2)	(1)	(1)	(0.00)
Asset impairments	—	—	—	—	179	141	141	0.37
Fair value changes in foreign currency and other	(5)	(6)	(6)	(0.02)	5	4	4	0.01
Core earnings attributable to Devon (Non-GAAP)	$2	$2	$2	$0.00	$34	$28	$28	$0.07
Total
Loss attributable to Devon (GAAP)	$(671)	$(668)	$(670)	$(1.78)	$(2,935)	$(2,483)	$(2,486)	$(6.60)
Adjustments:
Continuing Operations	597	611	611	1.62	2,754	2,324	2,324	6.17
Discontinued Operations	(7)	(7)	(7)	(0.02)	182	144	144	0.38
Core earnings (loss) attributable to Devon (Non-GAAP)	$(81)	$(64)	$(66)	$(0.18)	$1	$(15)	$(18)	$(0.05)

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss) (GAAP)	$261	$(668)	$477	$(2,483)
Net (earnings) loss from discontinued operations, net of tax	—	(9)	—	116
Financing costs, net	80	69	157	134
Income tax expense (benefit)	43	(3)	(205)	(420)
Exploration expenses	3	12	6	124
Depreciation, depletion and amortization	536	299	1,003	700
Asset impairments	—	—	—	2,666
Asset dispositions	(87)	—	(119)	—
Share-based compensation	20	19	40	39
Derivative and financial instrument non-cash valuation changes	336	593	632	(26)
Restructuring and transaction costs	23	—	212	—
Accretion on discounted liabilities and other	(14)	13	(43)	(35)
EBITDAX (Non-GAAP)	1,201	325	2,160	815
Marketing and midstream revenues and expenses, net	(1)	8	20	26
Commodity derivative cash settlements	367	(232)	599	(333)
General and administrative expenses, cash-based	74	60	161	142
Field-level cash margin (Non-GAAP)	$1,641	$161	$2,940	$650

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2021, we have commodity derivatives that pertain to a portion of our estimated production for the last six months of 2021, as well as for 2022, 2023 and 2024. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2021, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $335 million.

Interest Rate Risk

As of June 30, 2021, we had total debt of $6.5 billion. All of our debt is based on fixed interest rates averaging 5.7%.

Foreign Currency Risk

We had no material foreign currency risk at June 30, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2021 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the matters noted below, there were no material pending legal proceedings to which we are a party or to which any of our property is subject.

On April 7, 2020, WPX Energy, Inc., a wholly-owned subsidiary of the Company, received a notice of violation from the EPA relating to specific historical air emission events occurring on the Fort Berthold Indian Reservation in North Dakota. On June 4, 2021, we received a notice of violation from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC, a wholly-owned subsidiary of the Company, during 2020 in western Texas. The Company has engaged in ongoing communications with the EPA, including through the exchange of information, to resolve these matters. Although these matters are ongoing and management cannot predict their ultimate outcome, the resolution of each of these matters may result in a fine or penalty in excess of $300,000.

Please see our 2020 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2021 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 - April 30	56	$22.82
May 1 - May 31	36	$25.48
June 1 - June 30	13	$27.57
Total	105	$24.32

(1)	These amounts reflect the shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

4.1

Supplemental Indenture No. 6, dated as of June 9, 2021, between the Company and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed June 9, 2021; File No. 001-32318).

4.2

Supplemental Indenture No. 7, dated as of June 9, 2021, between the Company and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed June 9, 2021; File No. 001-32318).

4.3

Supplemental Indenture No. 7, dated as of June 9, 2021, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed June 9, 2021; File No. 001-32318).

4.4

Registration Rights Agreement, dated June 9, 2021, by and among the Company, BofA Securities, Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 9, 2021; File No. 001-32318).

10.1*	2021 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between the Company and all non-management directors for restricted stock awarded.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: August 4, 2021	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer