Form 10-Q
period 2021-09-30
DEVON ENERGY CORP/DE
filed 2021-11-03
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

On October 20, 2021, 677.0 million shares of common stock were outstanding.

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

“ESG” means environmental, social and governance.

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

“/Mcf” means per Mcf.

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

Part I.  Financial Information

Item 1.  Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Oil, gas and NGL sales	$2,635	$678	$6,546	$1,909
Oil, gas and NGL derivatives	(335)	(87)	(1,566)	272
Marketing and midstream revenues	1,166	476	2,953	1,367
Total revenues	3,466	1,067	7,933	3,548
Production expenses	555	271	1,526	852
Exploration expenses	3	39	9	163
Marketing and midstream expenses	1,165	478	2,972	1,395
Depreciation, depletion and amortization	578	299	1,581	999
Asset impairments	—	—	—	2,666
Asset dispositions	—	—	(119)	—
General and administrative expenses	95	75	296	256
Financing costs, net	86	66	243	200
Restructuring and transaction costs	18	32	230	32
Other, net	2	—	(41)	(35)
Total expenses	2,502	1,260	6,697	6,528
Earnings (loss) from continuing operations before income taxes	964	(193)	1,236	(2,980)
Income tax expense (benefit)	120	(90)	(85)	(510)
Net earnings (loss) from continuing operations	844	(103)	1,321	(2,470)
Net earnings (loss) from discontinued operations, net of income taxes	—	13	—	(103)
Net earnings (loss)	844	(90)	1,321	(2,573)
Net earnings attributable to noncontrolling interests	6	2	14	5
Net earnings (loss) attributable to Devon	$838	$(92)	$1,307	$(2,578)
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$1.24	$(0.29)	$1.95	$(6.58)
Basic earnings (loss) from discontinued operations per share	—	0.04	—	(0.27)
Basic net earnings (loss) per share	$1.24	$(0.25)	$1.95	$(6.85)
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$1.24	$(0.29)	$1.95	$(6.58)
Diluted earnings (loss) from discontinued operations per share	—	0.04	—	(0.27)
Diluted net earnings (loss) per share	$1.24	$(0.25)	$1.95	$(6.85)
Comprehensive earnings (loss):
Net earnings (loss)	$844	$(90)	$1,321	$(2,573)
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	27	3
Other comprehensive earnings, net of tax	1	1	27	3
Comprehensive earnings (loss):	845	(89)	1,348	(2,570)
Comprehensive earnings attributable to noncontrolling interests	6	2	14	5
Comprehensive earnings (loss) attributable to Devon	$839	$(91)	$1,334	$(2,575)

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$844	$(90)	$1,321	$(2,573)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Net (earnings) loss from discontinued operations, net of income taxes	—	(13)	—	103
Depreciation, depletion and amortization	578	299	1,581	999
Asset impairments	—	—	—	2,666
Leasehold impairments	1	36	3	149
(Amortization) accretion of liabilities	(7)	8	(21)	24
Total (gains) losses on commodity derivatives	335	87	1,566	(272)
Cash settlements on commodity derivatives	(370)	10	(969)	343
Gains on asset dispositions	—	—	(119)	—
Deferred income tax expense (benefit)	119	—	(100)	(311)
Share-based compensation	19	31	80	70
Early retirement of debt	—	—	(30)	—
Other	11	1	13	5
Changes in assets and liabilities, net	68	58	(42)	(97)
Net cash from operating activities - continuing operations	1,598	427	3,283	1,106
Cash flows from investing activities:
Capital expenditures	(474)	(204)	(1,477)	(936)
Acquisitions of property and equipment	(10)	—	(15)	(5)
Divestitures of property and equipment	1	1	65	29
WPX acquired cash	—	—	344	—
Distributions from equity method investments	9	—	27	—
Net cash from investing activities - continuing operations	(474)	(203)	(1,056)	(912)
Cash flows from financing activities:
Repayments of long-term debt	—	—	(1,243)	—
Early retirement of debt	—	—	(59)	—
Repurchases of common stock	—	—	—	(38)
Dividends paid on common stock	(329)	(43)	(761)	(119)
Contributions from noncontrolling interests	1	1	4	12
Distributions to noncontrolling interests	(6)	(4)	(15)	(10)
Acquisition of noncontrolling interests	—	—	(24)	—
Shares exchanged for tax withholdings and other	(3)	—	(45)	(17)
Net cash from financing activities - continuing operations	(337)	(46)	(2,143)	(172)
Effect of exchange rate changes on cash - continuing operations	(5)	—	—	—
Net change in cash, cash equivalents and restricted cash of continuing operations	782	178	84	22
Cash flows from discontinued operations:
Operating activities	—	45	—	(129)
Investing activities	—	1	—	171
Financing activities	—	—	—	—
Effect of exchange rate changes on cash	—	4	—	(11)
Net change in cash, cash equivalents and restricted cash of discontinued operations	—	50	—	31
Net change in cash, cash equivalents and restricted cash	782	228	84	53
Cash, cash equivalents and restricted cash at beginning of period	1,539	1,669	2,237	1,844
Cash, cash equivalents and restricted cash at end of period	$2,321	$1,897	$2,321	$1,897

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,144	$1,707	$2,144	$1,707
Restricted cash	177	190	177	190
Total cash, cash equivalents and restricted cash	$2,321	$1,897	$2,321	$1,897

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,321	$2,237
Accounts receivable	1,517	601
Income taxes receivable	80	174
Other current assets	309	248
Total current assets	4,227	3,260
Oil and gas property and equipment, based on successful efforts accounting, net	13,613	4,436
Other property and equipment, net ($106 million and $102 million related to CDM in 2021 and 2020, respectively)	1,465	957
Total property and equipment, net	15,078	5,393
Goodwill	753	753
Right-of-use assets	244	223
Investments	388	12
Other long-term assets	367	271
Total assets	$21,057	$9,912
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$537	$242
Revenues and royalties payable	1,443	662
Other current liabilities	1,525	536
Total current liabilities	3,505	1,440
Long-term debt	6,492	4,298
Lease liabilities	256	246
Asset retirement obligations	462	358
Other long-term liabilities	1,281	551
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 677 million and 382 million shares in 2021 and 2020, respectively	68	38
Additional paid-in capital	8,206	2,766
Retained earnings	750	208
Accumulated other comprehensive loss	(100)	(127)
Total stockholders’ equity attributable to Devon	8,924	2,885
Noncontrolling interests	137	134
Total equity	9,061	3,019
Total liabilities and equity	$21,057	$9,912

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended September 30, 2021
Balance as of June 30, 2021	677	$68	$8,189	$243	$(101)	$—	$136	$8,535
Net earnings	—	—	—	838	—	—	6	844
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	—	—	—	—	—	(1)	—	(1)
Common stock retired	—	—	(1)	—	—	1	—	—
Common stock dividends	—	—	—	(331)	—	—	—	(331)
Share-based compensation	—	—	19	—	—	—	—	19
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance as of September 30, 2021	677	$68	$8,206	$750	$(100)	$—	$137	$9,061
Three Months Ended September 30, 2020
Balance as of June 30, 2020	383	$38	$2,720	$586	$(117)	$—	$126	$3,353
Net earnings (loss)	—	—	—	(92)	—	—	2	(90)
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	—	—	—	(1)	—	(1)
Common stock retired	—	—	(1)	—	—	1	—	—
Common stock dividends	—	—	—	(143)	—	—	—	(143)
Share-based compensation	—	—	31	—	—	—	—	31
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balance as of September 30, 2020	383	$38	$2,750	$351	$(116)	$—	$125	$3,148
Nine Months Ended September 30, 2021
Balance as of December 31, 2020	382	$38	$2,766	$208	$(127)	$—	$134	$3,019
Net earnings	—	—	—	1,307	—	—	14	1,321
Other comprehensive earnings, net of tax	—	—	—	—	27	—	—	27
Restricted stock grants, net of cancellations	6	1	(2)	—	—	—	—	(1)
Common stock repurchased	—	—	—	—	—	(41)	—	(41)
Common stock retired	(2)	—	(41)	—	—	41	—	—
Common stock dividends	—	—	—	(765)	—	—	—	(765)
Common stock issued	290	29	5,403	—	—	—	—	5,432
Share-based compensation	1	—	80	—	—	—	—	80
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Balance as of September 30, 2021	677	$68	$8,206	$750	$(100)	$—	$137	$9,061
Nine Months Ended September 30, 2020
Balance as of December 31, 2019	382	$38	$2,735	$3,148	$(119)	$—	$118	$5,920
Net earnings (loss)	—	—	—	(2,578)	—	—	5	(2,573)
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(55)	—	(55)
Common stock retired	(3)	—	(55)	—	—	55	—	—
Common stock dividends	—	—	—	(219)	—	—	—	(219)
Share-based compensation	1	—	70	—	—	—	—	70
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balance as of September 30, 2020	383	$38	$2,750	$351	$(116)	$—	$125	$3,148

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2020 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2021 and 2020 and Devon’s financial position as of September 30, 2021.

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

As further discussed in Note 17, Devon closed on the sale of its Barnett Shale assets in October 2020. Prior to December 31, 2020, activity relating to Devon’s Barnett Shale assets is classified as discontinued operations within Devon’s consolidated statements of comprehensive earnings and consolidated statements of cash flows.

As of September 30, 2021, Devon classified approximately $165 million of cash as restricted cash on the consolidated balance sheets for obligations retained related to the Barnett Shale assets and the Canadian business. Cash payments for these charges related to the Barnett assets and Canada business total approximately $10 million per quarter.

Variable Interest Entity

Cotton Draw Midstream, L.L.C. (“CDM”) is a joint venture entity formed by Devon and an affiliate of QL Capital Partners, LP. CDM provides gathering, compression and dehydration services for natural gas production in the Cotton Draw area of the Delaware Basin. Devon holds a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets. CDM is considered a VIE to Devon. The assets of CDM cannot be used by Devon for general corporate purposes and are included in, and disclosed parenthetically, on Devon's consolidated balance sheets. The carrying amount of liabilities related to CDM for which the creditors do not have recourse to Devon's assets are also included in, and disclosed parenthetically, if material, on Devon's consolidated balance sheets.

Investments

In conjunction with the Merger, Devon acquired an interest in Catalyst which is a joint venture established between WPX and Howard Energy Partners (“HEP”) to develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the arrangement, Devon and HEP each have a 50 percent voting interest in the joint venture legal entity, and HEP serves as the operator. Through 2038, Devon’s production from 50,000 net acres in the Stateline area of the Delaware Basin has been dedicated to Catalyst subject to fixed-fee oil gathering and natural gas processing agreements. The agreements do not include any minimum volume commitments. Devon accounts for the investment in Catalyst as an equity method investment. Devon’s investment in Catalyst is shown within investments on the consolidated balance sheet and Devon’s share of Catalyst earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oil	$1,900	$504	$4,917	$1,462
Gas	309	79	699	221
NGL	426	95	930	226
Oil, gas and NGL sales	2,635	678	6,546	1,909

Oil	649	233	1,758	702
Gas	196	100	477	275
NGL	321	143	718	390
Marketing and midstream revenues	1,166	476	2,953	1,367
Total revenues from contracts with customers	$3,801	$1,154	$9,499	$3,276

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

Preliminary Purchase
Price Allocation
as of September 30, 2021
Consideration:
WPX Common Stock outstanding	561.2
Exchange Ratio	0.5165
Devon common stock issued	289.9
Devon closing price on January 7, 2021	$18.57
Total common equity consideration	5,383
Share-based replacement awards	49
Total consideration	$5,432
Assets acquired:
Cash, cash equivalents and restricted cash	$344
Accounts receivable	425
Other current assets	49
Right-of-use assets	38
Proved oil and gas property and equipment	7,017
Unproved and properties under development	2,362
Other property and equipment	485
Investments	400
Other long-term assets	43
Total assets acquired	$11,163
Liabilities assumed:
Accounts payable	$346
Revenue and royalties payable	223
Other current liabilities	454
Debt	3,562
Lease liabilities	38
Asset retirement obligations	94
Deferred income taxes	249
Other long-term liabilities	765
Total liabilities assumed	5,731
Net assets acquired	$5,432

WPX Revenues and Earnings

The following table represents WPX’s revenues and earnings included in Devon’s consolidated statements of comprehensive earnings subsequent to the closing date of the Merger.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Total revenues	$1,564	$3,977
Net earnings	$414	$969

Pro Forma Financial Information

Due to the Merger closing on January 7, 2021, all activity in the first nine months of 2021 except for the first six days of January is included in Devon’s consolidated statements of comprehensive earnings for the nine months ended September 30, 2021. The following unaudited pro forma financial information for the three and nine months ended September 30, 2020 is based on our historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2020. The information below reflects pro forma adjustments to conform WPX’s historical financial information to Devon’s financial statement presentation.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the Merger had been completed as of the beginning of the periods presented, nor is it indicative of future results.

	Three Months Ended September 30,	Nine Months Ended September 30,
Continuing operations:	2020	2020
Total revenues	$1,540	$5,452
Net loss	$(281)	$(3,247)
Basic net loss per share	$(0.42)	$(4.87)

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

In the fourth quarter of 2020, Devon completed the sale of its Barnett Shale assets to BKV for proceeds, net of purchase price adjustments, of $490 million. The agreement with BKV also provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the September 30, 2021 consolidated balance sheet was $46 million and $85 million, respectively. During the first nine months of 2021, Devon recorded a $65 million increase to the fair value within asset dispositions on the consolidated statements of comprehensive earnings. The value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement. Additional information can be found in Note 17.

3.Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, price swaptions, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of September 30, 2021, Devon did not have any open interest rate swap contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of September 30, 2021, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivatives

As of September 30, 2021, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Swaptions		Price Collars			Call Options Sold
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2021	66,460	$41.24	—	$—	48,250	$38.82	$48.82	5,000	$39.50
Q1-Q4 2022	26,112	$43.75	10,000	$46.67	20,233	$46.41	$56.41	—	$—

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2021	Midland Sweet	23,000	$0.84
Q4 2021	Guernsey Light Sweet	4,000	$(1.49)
Q4 2021	BRENT	1,000	$(8.00)
Q4 2021	NYMEX Roll	13,000	$0.39
Q1-Q4 2022	BRENT	1,000	$(7.75)
Q1-Q4 2022	NYMEX Roll	29,000	$0.45

As of September 30, 2021, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index and the end of month NYMEX index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps (1)		Price Swaptions (2)		Price Collars (2)			Call Options Sold (2)
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)
Q4 2021	254,000	$2.63	—	$—	133,000	$2.55	$3.05	50,000	$2.68
Q1-Q4 2022	3,452	$2.85	100,000	$2.70	145,507	$2.69	$3.40	—	$—
Q1-Q4 2023	—	$—	—	$—	10,603	$3.11	$4.56	—	$—

(1)

Related to the 2021 open positions, 14,000 MMBtu/d settle against the Inside FERC first of month Henry Hub index at an average price of $2.85 and 240,000 MMBtu/d settle against the end of month NYMEX index at an average price of $2.62. All 2022 open positions settle against the Inside FERC first of month Henry Hub index.

(2)	Price swaptions and call options settle against end of month NYMEX index. Price collars settle against the Inside FERC first of month Henry Hub Index.

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2021	El Paso Natural Gas	35,000	$(0.92)
Q4 2021	WAHA	80,000	$(0.65)
Q1-Q4 2022	WAHA	70,000	$(0.57)
Q1-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	WAHA	40,000	$(0.51)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of September 30, 2021, Devon had the following open NGL derivative positions. Devon’s NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2021	Natural Gasoline	1,000	$47.57
Q4 2021	Normal Butane	1,000	$31.40
Q4 2021	Propane	1,000	$27.88

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The tables below present a summary of these positions as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$3	$(1)	$2	$23	$(18)	$5	Other current assets
Long-term derivative asset	—	—	—	1	—	1	Other long-term assets
Short-term derivative liability	(984)	1	(983)	(161)	18	(143)	Other current liabilities
Long-term derivative liability	(103)	—	(103)	(5)	—	(5)	Other long-term liabilities
Total derivative liability	$(1,084)	$—	$(1,084)	$(142)	$—	$(142)

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

	Nine Months Ended September 30,
	2021	2020
G&A	$58	$58
Exploration expenses	1	1
Restructuring and transaction costs	21	11
Total	$80	$70
Related income tax benefit	$8	$—

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

				Performance-Based		Performance
	Restricted Stock Awards & Units			Restricted Stock Awards		Share Units
	Awards/Units		Weighted Average Grant-Date Fair Value	Awards	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/20	5,316		$25.82	44	$44.70	1,994		$31.89
Granted	7,711	(1)	$19.69	—	$—	861		$18.08
Vested	(5,006)		$22.35	(44)	$44.70	(754)		$37.40
Forfeited	(126)		$23.21	—	$—	(25)		$36.04
Unvested at 9/30/21	7,895		$22.08	—	$—	2,076	(2)	$24.12

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2021.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$97	$15
Weighted average period for recognition (years)	2.5	1.9

5.Asset Impairments

The following table presents a summary of Devon’s asset impairments. Unproved impairments shown below are included in exploration expenses in the consolidated statements of comprehensive earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proved oil and gas assets	$—	$—	$—	$2,664
Other assets	—	—	—	2
Total asset impairments	$—	$—	$—	$2,666

Unproved impairments	$1	$36	$3	$149

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

Unproved Impairments

Due to the downturn in the commodity price environment and reduced near-term investment as discussed above, Devon also recognized $149 million of unproved impairments during the first nine months of 2020, primarily in the Rockies field.

6.Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restructuring costs	$16	$32	$182	$32
Transaction costs	2	—	48	—
Total costs	$18	$32	$230	$32

In conjunction with the Merger closing, Devon recognized $182 million of restructuring expenses during the first nine months of 2021 related to employee severance and termination benefits, settlements and curtailments from defined retirement benefits and contract terminations. Of these expenses, $65 million related to non-cash charges which primarily consisted of settlements and curtailments of defined retirement benefits of $40 million and the accelerated vesting of share-based grants of $21 million. Additionally, in conjunction primarily with the Merger closing, Devon recognized $48 million of transaction costs primarily comprised of bank, legal and accounting fees.

In the third quarter of 2020, Devon recognized $32 million of restructuring expenses. Of these expenses, $11 million resulted from the accelerated vesting of share-based grants, which are non-cash charges.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2020	$35	$137	$172
Changes related to 2021 merger integration	27	—	27
Changes related to prior years' restructurings	(8)	(18)	(26)
Balance as of September 30, 2021	$54	$119	$173

Balance as of December 31, 2019	$20	$1	$21
Changes related to prior years' restructurings	(3)	—	(3)
Balance as of September 30, 2020	$17	$1	$18

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) from continuing operations before income taxes	$964	$(193)	$1,236	$(2,980)

Current income tax expense (benefit)	$1	$(90)	$15	$(199)
Deferred income tax expense (benefit)	119	—	(100)	(311)
Total income tax expense (benefit)	$120	$(90)	$(85)	$(510)

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	0%	0%	0%	1%
Unrecognized tax benefits	0%	18%	0%	0%
Deferred tax asset valuation allowance	(9%)	4%	(33%)	(7%)
Other	0%	4%	5%	2%
Effective income tax rate	12%	47%	(7%)	17%

The deferred income tax benefit recognized in the first nine months of 2021 primarily relates to the Merger and a reduced valuation allowance due to increased earnings. As shown in Note 2, Devon recognized $249 million of deferred tax liabilities to account for the Merger. The recognition of these deferred tax liabilities caused a decrease to Devon’s net deferred tax assets and a corresponding decrease to the valuation allowance Devon has recognized on its U.S. Federal deferred tax assets. Additionally, improved commodity prices and post-merger operating performance are causing reductions to Devon’s net operating losses, which also cause corresponding decreases to the associated deferred tax assets and valuation allowance.

As of September 30, 2021, Devon continued to maintain a valuation allowance against certain U.S. deferred tax assets. Devon continues to assess its valuation allowance position every quarter. Subject to any additional objective negative evidence or the addition of subjective evidence such as forecasted income, Devon may continue to adjust the valuation allowance on its deferred tax assets in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$838	$(105)	$1,307	$(2,475)
Attributable to participating securities	(6)	(2)	(11)	(3)
Basic and diluted earnings (loss) from continuing operations	$832	$(107)	$1,296	$(2,478)
Common shares:
Common shares outstanding - total	677	383	670	383
Attributable to participating securities	(6)	(6)	(6)	(6)
Common shares outstanding - basic	671	377	664	377
Dilutive effect of potential common shares issuable	2	—	2	—
Common shares outstanding - diluted	673	377	666	377
Net earnings (loss) per share from continuing operations:
Basic	$1.24	$(0.29)	$1.95	$(6.58)
Diluted	$1.24	$(0.29)	$1.95	$(6.58)

9.Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(101)	$(117)	$(127)	$(119)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1	2	4
Settlement of pension benefits (2)	—	—	18	—
Income tax expense	—	—	—	(1)
Other (3)	—	—	7	—
Accumulated other comprehensive loss, net of tax	$(100)	$(116)	$(100)	$(116)

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

(3)	Other includes a remeasurement of the pension obligation due to the Merger, which was partially offset by a change in mortality assumption.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Changes in assets and liabilities, net:
Accounts receivable	$(332)	$21	$(495)	$339
Income tax receivable	(40)	—	94	(112)
Other current assets	21	18	(36)	10
Other long-term assets	14	(9)	(9)	(33)
Accounts payable and revenues and royalties payable	469	100	557	(160)
Other current liabilities	(49)	15	(30)	(82)
Other long-term liabilities	(15)	(87)	(123)	(59)
Total	$68	$58	$(42)	$(97)
Supplementary cash flow data - total operations:
Interest paid	$100	$64	$319	$194
Income taxes paid (refunded)	$(4)	$(2)	$(116)	$170

As of September 30, 2021, Devon had approximately $200 million of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets. As of December 31, 2020 (pre-merger), Devon had approximately $100 million of accrued capital expenditures in total property and equipment, net and accounts payable on the consolidated balance sheets. As of January 7, 2021 (date of Merger closing), Devon assumed approximately $150 million of accrued capital expenditures included in accounts payable.

11.	Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2021	December 31, 2020
Oil, gas and NGL sales	$986	$335
Joint interest billings	150	57
Marketing and midstream revenues	371	195
Other	22	25
Gross accounts receivable	1,529	612
Allowance for doubtful accounts	(12)	(11)
Net accounts receivable	$1,517	$601

12.Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2021	December 31, 2020
Property and equipment:
Proved	$36,489	$27,589
Unproved and properties under development	2,169	392
Total oil and gas	38,658	27,981
Less accumulated DD&A	(25,045)	(23,545)
Oil and gas property and equipment, net	13,613	4,436
Other property and equipment	2,113	1,737
Less accumulated DD&A	(648)	(780)
Other property and equipment, net (1)	1,465	957
Property and equipment, net	$15,078	$5,393

(1)	$106 million and $102 million related to CDM in 2021 and 2020, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.	Debt and Related Expenses

        See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	September 30, 2021	December 31, 2020
8.25% due August 1, 2023 (1)	$242	$—
5.25% due September 15, 2024 (1)	472	—
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027 (1)	390	—
5.875% due June 15, 2028 (1)	325	—
4.50% due January 15, 2030 (1)	585	—
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium (discount) on debentures and notes	160	(20)
Debt issuance costs	(31)	(31)
Total long-term debt	$6,492	$4,298

(1)

These instruments were assumed by Devon in January 2021 in conjunction with the Merger. Subsequent to debt retirements and the obligor exchange transaction completed during the first nine months of 2021, approximately $51 million of these instruments remain the unsecured and unsubordinated obligation of WPX, a wholly-owned subsidiary of Devon.

Debt maturities as of September 30, 2021, excluding debt issuance costs, premiums and discounts, are as follows:

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Retirement of Senior Notes

In the first nine months of 2021, Devon redeemed $43 million of the 6.00% senior notes due 2022, $175 million of the 5.875% senior notes due 2028, $315 million of the 4.50% senior notes due 2030, $210 million of the 5.25% senior notes due 2027 and $500 million of the 5.75% senior notes due 2026. In the first nine months of 2021, Devon recognized $30 million of gains on early retirement of debt, consisting of $89 million of non-cash premium accelerations, partially offset by $59 million of cash retirement costs. The gain on early retirement is included in financing costs, net in the consolidated statements of comprehensive earnings.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of September 30, 2021, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of September 30, 2021, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 25.1%.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest based on debt outstanding	$93	$65	$296	$195
Gain on early retirement of debt	—	—	(30)	—
Interest income	(1)	(5)	(2)	(12)
Other	(6)	6	(21)	17
Total net financing costs	$86	$66	$243	$200

14.Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$214	$30	$244	$220	$3	$223
Lease liabilities:
Current lease liabilities (1)	$8	$20	$28	$8	$1	$9
Long-term lease liabilities	246	10	256	244	2	246
Total lease liabilities	$254	$30	$284	$252	$3	$255

(1)Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.
	Nine Months Ended September 30,
	2021	2020
Asset retirement obligations as of beginning of period	$369	$398
Assumed WPX obligations	98	—
Liabilities incurred	28	15
Liabilities settled and divested	(52)	(24)
Revision of estimated obligation	11	4
Accretion expense on discounted obligation	21	15
Asset retirement obligations as of end of period	475	408
Less current portion	13	10
Asset retirement obligations, long-term	$462	$398

16.	Stockholders’ Equity

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

In November 2021, Devon authorized a share repurchase program to buy up to $1.0 billion of common stock. This program expires December 31, 2022.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

Upon completion of the Merger, Devon continued its commitment to pay a quarterly dividend at a fixed rate and instituted a variable quarterly dividend, which is dependent on quarterly cash flows, among other factors. The following table summarizes Devon’s fixed and variable dividends for the first nine months of 2021 and 2020, respectively.

	Fixed	Variable	Total	Rate Per Share
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Third quarter	74	255	329	$0.49
Total year-to-date	$225	$536	$761
2020:
First quarter	$34	$—	$34	$0.09
Second quarter	42	—	42	$0.11
Third quarter	43	—	43	$0.11
Total year-to-date	$119	$—	$119

In November 2021, Devon announced a cash dividend in the amount of $0.84 per share payable in the fourth quarter of 2021. The dividend consists of a fixed quarterly dividend in the amount of approximately $74 million (or $0.11 per share) and a variable quarterly dividend in the amount of approximately $494 million (or $0.73 per share).

Noncontrolling Interests

The noncontrolling interests’ share of CDM’s net earnings and the contributions from and distributions to the noncontrolling interests are presented as components of equity.

17.	Discontinued Operations

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

The following table presents the amounts reported in the consolidated statements of comprehensive earnings as discontinued operations.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Oil, gas and NGL sales	$94	$263
Total revenues	94	263
Production expenses	66	214
Asset impairments (1)	3	182
Asset dispositions	—	(2)
General and administrative expenses	2	3
Financing costs, net	(1)	(3)
Other, net	26	19
Total expenses	96	413
Loss from discontinued operations before income taxes	(2)	(150)
Income tax benefit	(15)	(47)
Net earnings (loss) from discontinued operations, net of tax	$13	$(103)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(1)

Devon recognized $182 million of asset impairments in the first nine months of 2020 related to the Barnett Shale assets primarily due to the difference between the net carrying value and the purchase price, net of estimated customary purchase price adjustments, which qualified as a level 2 fair value measurement.

18.	Commitments and Contingencies

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

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2021 and December 31, 2020, as applicable. Therefore, such financial assets and liabilities are not presented in the following table. Additionally, information regarding the fair values of oil and gas assets is provided in Note 5.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2021 assets (liabilities):
Cash equivalents	$1,321	$1,321	$1,321	$—	$—
Commodity derivatives	$2	$2	$—	$2	$—
Commodity derivatives	$(1,086)	$(1,086)	$—	$(1,086)	$—
Debt	$(6,492)	$(7,629)	$—	$(7,629)	$—
Contingent earnout payments	$135	$135	$—	$—	$135
December 31, 2020 assets (liabilities):
Cash equivalents	$1,436	$1,436	$1,436	$—	$—
Commodity derivatives	$6	$6	$—	$6	$—
Commodity derivatives	$(148)	$(148)	$—	$(148)	$—
Debt	$(4,298)	$(5,365)	$—	$(5,365)	$—
Contingent earnout payments	$66	$66	$—	$—	$66

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2021 compared to previous periods and in our financial condition and liquidity since December 31, 2020. To help facilitate comparisons to the three-month period ended June 30, 2021, information regarding our second quarter 2021 financial results can be found in our Second Quarter 2021 Quarterly Report on Form 10-Q . Additionally, for information regarding our critical accounting policies and estimates, see our 2020 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

On September 26, 2020, we entered into the Merger Agreement, providing for an all-stock merger of equals with WPX which successfully closed on January 7, 2021. The Merger has created a leading unconventional oil producer in the U.S., with an asset base underpinned by premium acreage in the economic core of the Delaware Basin. This strategic combination accelerates our transition to a cash-return business model, including the implementation of a fixed plus variable dividend strategy. We remain focused on building economic value by executing on our strategic priorities of disciplined oil volume growth while capturing operational and corporate synergies, reducing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•	Third quarter oil production totaled 303 MBbls/d, exceeding our plan by 3%.
•	On pace to achieve approximately $600 million in annual cost savings by the end of 2021.
•	Redeemed approximately $1.2 billion of senior notes in 2021.
•	Exited the third quarter with $5.3 billion of liquidity, including $2.3 billion of cash, with no debt maturities until 2023.
•	Generated $3.3 billion of operating cash flow through the first three quarters of 2021.
•	Including variable dividends, paid dividends of approximately $761 million in the first nine months of 2021 and have declared $568 million of dividends to be paid in the fourth quarter of 2021.
•	Authorized a $1.0 billion share repurchase program, representing 4% of outstanding shares at the time of announcement.

We operate under a disciplined returns-driven strategy focused on delivering strong operational results, financial strength and value to our shareholders and continuing our commitment to ESG excellence, which provides us with a strong foundation to grow returns, margin and profitability. We continue to execute on our strategy and navigate through various economic environments by protecting our financial strength, maintaining a commitment to capital discipline, improving our cash cost structure and preserving operational continuity.

Commodity prices have strengthened throughout 2021 which has significantly improved our earnings and cash flow generation. The increase in commodity prices has been primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic, as well as OPEC+ and other oil and natural gas producers not rapidly increasing current production levels.

Trends of our quarterly earnings, operating cash flow, EBITDAX and capital expenditures are shown below. The quarterly earnings chart and cash flow chart present amounts pertaining to Devon’s continuing operations. “Core earnings” and “EBITDAX” are financial measures not prepared in accordance with GAAP. For a description of these measures, including reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

Our earnings increased from the second quarter of 2021 to the third quarter of 2021 primarily due to an increase in overall commodity prices as well as higher sold volumes. Led by a 42% and 7% increase in Henry Hub and WTI from the second quarter of 2021 to the third quarter of 2021, respectively, our unhedged combined realized price rose 13%. Volumes increased due to new well activity in the Delaware Basin and Eagle Ford.

Our net earnings in recent quarters have been significantly impacted by non-cash adjustments to the value of our commodity hedges. Net earnings in the second quarter of 2021, the first quarter of 2021, the fourth quarter of 2020 and the third quarter of 2020 each included a hedge valuation loss, net of tax of $0.3 billion, $0.2 billion, $0.1 billion and $0.1 billion, respectively. Excluding these amounts, our core earnings have been more stable over recent quarters but continue to be heavily influenced by commodity prices.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. Our cash flow and EBITDAX increased during the first, second and third quarters of 2021 primarily due to higher commodity prices and an increase in sold volumes driven by our WPX merger and improved post-merger operating performance.

We exited the third quarter of 2021 with $5.3 billion of liquidity, comprised of $2.3 billion of cash and $3.0 billion of available credit under our Senior Credit Facility. We currently have $6.5 billion of debt outstanding with no maturities until August 2023. We currently have approximately 45% and 50% of our remaining 2021 oil and gas production hedged, respectively, and 20% and 30% of our 2022 oil and gas production hedged, respectively. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub and NYMEX last day natural gas indices. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

As commodity prices and our operating performance strengthen and bolster our financial condition, we have authorized opportunistic repurchases of up to $1.0 billion of our common shares through the end of 2022. Additionally, we continue funding our fixed plus variable dividends, which have grown 13%, 44% and 71% over the past three quarters, respectively, including the recently declared dividend payable in the fourth quarter of 2021.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to discontinued operations or noncontrolling interests.

Q3 2021 vs. Q2 2021

Our third quarter 2021 net earnings were $844 million, compared to net earnings of $261 million for the second quarter of 2021. The graph below shows the change in net earnings from the second quarter of 2021 to the third quarter of 2021. The material changes are further discussed by category on the following pages.

Production Volumes

	Q3 2021	% of Total	Q2 2021	Change
Oil (MBbls/d)
Delaware Basin	213	70%	191	+11%
Anadarko Basin	14	5%	17	- 15%
Williston Basin	39	13%	46	- 15%
Eagle Ford	20	6%	18	+11%
Powder River Basin	14	5%	16	- 13%
Other	3	1%	3	+1%
Total	303	100%	291	+4%

	Q3 2021	% of Total	Q2 2021	Change
Gas (MMcf/d)
Delaware Basin	578	62%	513	+13%
Anadarko Basin	219	23%	225	- 3%
Williston Basin	59	6%	61	- 4%
Eagle Ford	67	7%	59	+14%
Powder River Basin	19	2%	21	- 10%
Other	1	0%	2	- 45%
Total	943	100%	881	+7%

	Q3 2021	% of Total	Q2 2021	Change
NGLs (MBbls/d)
Delaware Basin	100	68%	82	+23%
Anadarko Basin	25	17%	26	- 4%
Williston Basin	9	6%	9	- 3%
Eagle Ford	11	7%	9	+25%
Powder River Basin	3	2%	3	- 4%
Other	—	0%	—	N/M
Total	148	100%	129	+15%

	Q3 2021	% of Total	Q2 2021	Change
Combined (MBoe/d)
Delaware Basin	409	67%	358	+14%
Anadarko Basin	75	12%	80	- 6%
Williston Basin	58	10%	66	- 12%
Eagle Ford	42	7%	37	+15%
Powder River Basin	20	3%	22	- 12%
Other	4	1%	4	+0%
Total	608	100%	567	+7%

From the second quarter of 2021 to the third quarter of 2021, the change in volumes contributed to a $149 million increase in earnings. The increase in volumes was primarily due to new well activity in the Delaware Basin and Eagle Ford which was partially offset by lower volumes in the Anadarko, Williston and Powder River Basins.

Realized Prices

	Q3 2021	Realization	Q2 2021	Change
Oil (per Bbl)
WTI index	$70.64		$66.04	+7%
Realized price, unhedged	$68.19	97%	$63.63	+7%
Cash settlements	$(10.60)		$(13.29)
Realized price, with hedges	$57.59	82%	$50.34	+14%

	Q3 2021	Realization	Q2 2021	Change
Gas (per Mcf)
Henry Hub index	$4.02		$2.83	+42%
Realized price, unhedged	$3.55	88%	$2.35	+51%
Cash settlements	$(0.78)		$(0.15)
Realized price, with hedges	$2.77	69%	$2.20	+26%

	Q3 2021	Realization	Q2 2021	Change
NGLs (per Bbl)
WTI index	$70.64		$66.04	+7%
Realized price, unhedged	$31.25	44%	$23.89	+31%
Cash settlements	$(0.45)		$(0.25)
Realized price, with hedges	$30.80	44%	$23.64	+30%

	Q3 2021	Q2 2021	Change
Combined (per Boe)
Realized price, unhedged	$47.08	$41.75	+13%
Cash settlements	$(6.60)	$(7.11)
Realized price, with hedges	$40.48	$34.64	+17%

From the second quarter of 2021 to the third quarter of 2021, realized prices contributed to a $332 million increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices.

We currently have approximately 45% of our remaining 2021 oil production hedged with an average floor price of $40/Bbl and approximately 50% of our remaining 2021 gas production hedged with an average floor price of $2.60/Mcf. We currently have approximately 20% of our 2022 oil production hedged with an average floor price of $45/Bbl and approximately 30% of our 2022 gas production hedged with an average floor price of $2.70/Mcf.

Hedge Settlements

	Q3 2021	Q2 2021	Change
	Q
Oil	$(296)	$(352)	+16%
Natural gas	(68)	(12)	N/M
NGL	(6)	(3)	- 100%
Total cash settlements (1)	$(370)	$(367)	- 1%
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q3 2021	Q2 2021	Change
LOE	$215	$210	+2%
Gathering, processing & transportation	157	147	+7%
Production taxes	176	143	+23%
Property taxes	7	13	- 46%
Total	$555	$513	+8%
Per Boe:
LOE	$3.85	$4.06	- 5%
Gathering, processing & transportation	$2.81	$2.85	- 1%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.7%	- 0%

Production expenses increased from the second quarter of 2021 to the third quarter of 2021 primarily due to new well activity in the Delaware Basin. Production taxes also increased due to the rise in commodity prices.

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

	Q3 2021	$ per BOE	Q2 2021	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,480	$39.28	$1,102	$33.79
Anadarko Basin	174	$25.20	145	$19.86
Williston Basin	192	$36.12	197	$32.98
Eagle Ford	147	$37.81	106	$31.88
Powder River Basin	69	$38.18	74	$36.78
Other	18	$49.53	17	$42.85
Total	$2,080	$37.17	$1,641	$31.79

DD&A and Asset Impairments

	Q3 2021	Q2 2021	Change
Oil and gas per Boe	$9.85	$9.88	- 0%

Oil and gas	$551	$510	+8%
Other property and equipment	27	26	+4%
Total	$578	$536	+8%

DD&A increased in the third quarter of 2021 primarily due to higher volumes.

Other Items

	Q3 2021	Q2 2021	Change in earnings
Commodity hedge valuation changes (1)	$35	$(336)	$371
Marketing and midstream operations	1	1	—
Exploration expenses	3	3	—
Asset dispositions	—	(87)	(87)
Net financing costs	86	80	(6)
Restructuring and transaction costs	18	23	5
Other, net	2	(14)	(16)
			$267
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Income Taxes

	Q3 2021	Q2 2021
Current expense	$1	$19
Deferred expense	119	24
Total expense	$120	$43
Effective income tax rate	12%	14%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

September 30, 2021 YTD vs. September 30, 2020 YTD

Our nine months ended September 30, 2021 net earnings were $1.3 billion, compared to a net loss of $2.5 billion (excludes discontinued operations) for the nine months ended September 30, 2020. The graph below shows the change in the net earnings (loss) from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The material changes are further discussed by category on the following pages.

Production Volumes

	Nine Months Ended September 30,
	2021	% of Total	2020	Change
Oil (MBbls/d)
Delaware Basin	192	67%	80	+140%
Anadarko Basin	14	5%	21	- 32%
Williston Basin	43	15%	—	N/M
Eagle Ford	18	6%	25	- 29%
Powder River Basin	16	5%	20	- 23%
Other	4	2%	8	- 42%
Total	287	100%	154	+87%

	Nine Months Ended September 30,
	2021	% of Total	2020	Change
Gas (MMcf/d)
Delaware Basin	521	60%	241	+116%
Anadarko Basin	215	25%	258	- 17%
Williston Basin	56	6%	—	N/M
Eagle Ford	57	7%	82	- 30%
Powder River Basin	21	2%	24	- 14%
Other	2	0%	4	- 48%
Total	872	100%	609	+43%

	Nine Months Ended September 30,
	2021	% of Total	2020	Change
NGLs (MBbls/d)
Delaware Basin	81	65%	35	+132%
Anadarko Basin	24	19%	28	- 16%
Williston Basin	9	7%	—	N/M
Eagle Ford	9	7%	11	- 18%
Powder River Basin	3	2%	3	+0%
Other	—	0%	1	- 100%
Total	126	100%	78	+62%

	Nine Months Ended September 30,
	2021	% of Total	2020	Change
Combined (MBoe/d)
Delaware Basin	360	64%	155	+132%
Anadarko Basin	74	13%	92	- 20%
Williston Basin	61	11%	—	N/M
Eagle Ford	36	7%	50	- 27%
Powder River Basin	22	4%	27	- 19%
Other	5	1%	9	- 43%
Total	558	100%	333	+68%

From the nine months ended 2020 to the nine months ended 2021, the change in volumes contributed to a $1.5 billion increase in earnings. Due to the Merger closing on January 7, 2021, volumes now include WPX legacy assets in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Volumes associated with these WPX legacy assets were approximately 225 MBoe/d for the nine months ended 2021. Continued development of Devon legacy assets in the Delaware Basin also increased volumes. These increases were partially offset by reduced activity across Devon’s remaining legacy assets.

Realized Prices

	Nine Months Ended September 30,
	2021	Realization	2020	Change
Oil (per Bbl)
WTI index	$64.85		$38.57	+68%
Realized price, unhedged	$62.69	97%	$34.63	+81%
Cash settlements	$(11.06)		$7.06
Realized price, with hedges	$51.63	80%	$41.69	+24%

	Nine Months Ended September 30,
	2021	Realization	2020	Change
Gas (per Mcf)
Henry Hub index	$3.19		$1.88	+70%
Realized price, unhedged	$2.93	92%	$1.32	+122%
Cash settlements	$(0.38)		$0.24
Realized price, with hedges	$2.55	80%	$1.56	+63%

	Nine Months Ended September 30,
	2021	Realization	2020	Change
NGLs (per Bbl)
WTI index	$64.85		$38.57	+68%
Realized price, unhedged	$27.11	42%	$10.66	+154%
Cash settlements	$(0.32)		$0.25
Realized price, with hedges	$26.79	41%	$10.91	+146%

	Nine Months Ended September 30,
	2021	2020	Change
Combined (per Boe)
Realized price, unhedged	$42.94	$20.91	+105%
Cash settlements	$(6.35)	$3.76
Realized price, with hedges	$36.59	$24.67	+48%

From the nine months ended 2020 to the nine months ended 2021, realized prices contributed to a $3.1 billion increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by hedge cash settlements related to all products in the first nine months of 2021.

Hedge Settlements

	Nine Months Ended September 30,
	2021	2020	Change
Oil	$(868)	$298	N/M
Natural gas	(90)	40	N/M
NGL	(11)	5	N/M
Total cash settlements (1)	$(969)	$343	N/M
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Nine Months Ended September 30,
	2021	2020	Change
LOE	$624	$334	+87%
Gathering, processing & transportation	433	378	+15%
Production taxes	436	123	+254%
Property taxes	33	17	+94%
Total	$1,526	$852	+79%
Per Boe:
LOE	$4.09	$3.66	+12%
Gathering, processing & transportation	$2.84	$4.15	- 31%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.4%	+4%

Production expenses increased primarily due to the Merger closing on January 7, 2021. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report. Partially offsetting increases to gathering, processing and transportation costs were approximately $39 million of Anadarko volume commitments which expired at the end of 2020. Production taxes also increased due to the rise in commodity prices.

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

	Nine Months Ended September 30,
	2021	$ per BOE	2020	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$3,477	$35.41	$602	$14.16
Anadarko Basin	404	$19.93	143	$5.62
Williston Basin	550	$32.91	—	N/M
Eagle Ford	325	$32.74	170	$12.54
Powder River Basin	210	$35.53	121	$16.45
Other	54	$37.69	21	$8.77
Total	$5,020	$32.93	$1,057	$11.58

DD&A and Asset Impairments

	Nine Months Ended September 30,
	2021	2020	Change
Oil and gas per Boe	$9.84	$10.19	- 3%

Oil and gas	$1,500	$929	+61%
Other property and equipment	81	70	+16%
Total	$1,581	$999	+58%

Asset impairments	$—	$2,666	N/M

DD&A increased in 2021 primarily due to the Merger closing on January 7, 2021. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Asset impairments were $2.7 billion for the nine months ended 2020 due to significant decreases in commodity prices resulting primarily from the COVID-19 pandemic. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

General and Administrative Expense

	Nine Months Ended September 30,
	2021	2020	Change
G&A per Boe	$1.94	$2.81	- 31%

Labor and benefits	$197	$157	+25%
Non-labor	99	99	+0%
Total	$296	$256	+16%

Labor and benefits increased primarily due to the Merger closing on January 7, 2021. However, Devon’s G&A per Boe rate decreased 31% primarily due to synergies resulting from the Merger.

Other Items

	Nine Months Ended September 30,
	2021	2020	Change in earnings
Commodity hedge valuation changes (1)	$(597)	$(71)	$(526)
Marketing and midstream operations	(19)	(28)	9
Exploration expenses	9	163	154
Asset dispositions	(119)	—	119
Net financing costs	243	200	(43)
Restructuring and transaction costs	230	32	(198)
Other, net	(41)	(35)	6
			$(479)
(1)	Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

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

Exploration expenses decreased primarily due to unproved asset impairments of $149 million in the first nine months of 2020. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Asset dispositions includes $65 million related to the re-valuation of contingent earnout payments associated with our divested Barnett Shale assets and $35 million related to the sale of non-core assets in the Rockies. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Net financing costs increased as a result of WPX debt assumed in the Merger, partially offset by a $30 million gain associated with our debt retirements in the first nine months of 2021. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs in 2021 reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Nine Months Ended September 30,
	2021	2020
Current expense (benefit)	$15	$(199)
Deferred benefit	(100)	(311)
Total benefit	$(85)	$(510)
Effective income tax rate	(7%)	17%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flow from continuing operations	$1,598	$427	$3,283	$1,106
WPX acquired cash	—	—	344	—
Divestitures of property and equipment	1	1	65	29
Capital expenditures	(474)	(204)	(1,477)	(936)
Debt activity, net	—	—	(1,302)	—
Repurchases of common stock	—	—	—	(38)
Common stock dividends	(329)	(43)	(761)	(119)
Noncontrolling interest activity, net	(5)	(3)	(35)	2
Other	(9)	—	(33)	(22)
Net change in cash, cash equivalents and restricted cash from discontinued operations	—	50	—	31
Net change in cash, cash equivalents and restricted cash	$782	$228	$84	$53
Cash, cash equivalents and restricted cash at end of period	$2,321	$1,897	$2,321	$1,897

Operating Cash Flow and WPX Acquired Cash

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow nearly tripled during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due to the Merger and prices significantly increasing in the first nine months of 2021. Additionally, despite our portfolio enhancements, aggressive cost reductions and operational advancements, our 2020 financial results were challenged by commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic.

Divestitures of Property and Equipment

During the first nine months of 2021, we sold non-core assets for approximately $65 million, net of customary purchase price adjustments. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Delaware Basin	$375	$147	$1,150	$560
Anadarko Basin	11	2	29	20
Williston Basin	13	—	59	—
Eagle Ford	45	17	88	153
Powder River Basin	13	24	53	155
Other	1	3	1	9
Total oil and gas	458	193	1,380	897
Midstream	5	7	53	26
Other	11	4	44	13
Total capital expenditures	$474	$204	$1,477	$936

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Capital expenditures increased in 2021 primarily due to the Merger closing on January 7,

2021 and results now include activity related to WPX legacy assets in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Our capital program is designed to operate within operating cash flow. This is evidenced by our operating cash flow funding all of our capital expenditures for the nine months ended September 30, 2021. Our capital investment program is driven by a disciplined allocation process focused on returns.

Debt Activity

Subsequent to the Merger closing, we redeemed $1.2 billion of senior notes in the first nine months of 2021. We also paid $59 million of cash retirement costs related to these redemptions.

Shareholder Distributions and Stock Activity

The following table summarizes our common stock dividends during the third quarter and total for the first nine months of 2021 and 2020. We raised our quarterly dividend by 22% to $0.11 per share in the second quarter of 2020. In addition to the fixed quarterly dividend, we paid a variable dividend in each quarter of 2021.

	Fixed	Variable	Total	Rate Per Share
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Third quarter	74	255	329	$0.49
Total year-to-date	$225	$536	$761
2020:
First quarter	$34	$—	$34	$0.09
Second quarter	42	—	42	$0.11
Third quarter	43	—	43	$0.11
Total year-to-date	$119	$—	$119

We repurchased 2.2 million shares of common stock for $38 million in the first nine months of 2020. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Noncontrolling Interest Activity, net

During the first nine months of 2021, we received $4 million of contributions from our noncontrolling interests in CDM and distributed $15 million to our noncontrolling interests in CDM. In the first quarter of 2021, we paid $24 million to purchase the noncontrolling interest portion of a partnership that WPX had formed to acquire minerals in the Delaware Basin.

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

On January 7, 2021, Devon and WPX completed an all-stock merger of equals. With the Merger, we accelerated our transition to a cash-return business model, which moderates growth, emphasizes capital efficiencies and prioritizes cash returns to shareholders. These principles will position Devon to be a consistent builder of economic value through the cycle. The post-merger scalability enhanced Devon’s free cash flow, credit profile and decreased the overall cost of capital.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the third quarter of 2021, we held approximately $2.3 billion of cash, inclusive of $177 million of cash restricted primarily for retained obligations related to divested assets. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as these variables may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. We hedge our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. The key terms to our oil, gas and NGL derivative financial instruments as of September 30, 2021 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Merger Synergies – Cost savings from synergies resulting from the Merger are expected to be attained through cost reductions and efficiencies related to our capital programs, G&A, financing costs and production expenses. We anticipate the planned $600 million reduction of annualized costs will occur by year-end 2021. Approximately 35% of the reduced costs are related to our capital programs and the remainder relate to our operating expenses, including G&A, interest expense and production expenses.

Restructuring and Transaction Related Costs – The majority of the Merger-related restructuring and transaction cost cash outflows were paid in the first nine months of 2021 and the remaining costs will be paid mostly over the remaining three months of 2021. These payments relate to workforce reductions and the associated employee severance benefits, costs to modify or abandon vendor contracts and the acceleration of certain employee benefits triggered by the Merger.

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

Credit Availability

As of September 30, 2021, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2021, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. Our credit rating from Standard and Poor’s Financial Services is BBB- with a positive outlook. Our credit rating from Fitch is BBB+ with a stable outlook. Our credit rating from Moody’s Investor Service is Ba1 with a positive outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

There are no “rating triggers” in any of our contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, a downgrade could adversely impact our interest rate on any credit facility borrowings and the ability to economically access debt markets in the future.

Fixed Plus Variable Dividend

Following the closing of the Merger, we initiated a new “fixed plus variable” dividend strategy. The fixed dividend is currently paid quarterly at a rate of $0.11 per share, and our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. In addition to the fixed quarterly dividend, we may pay a variable dividend up to 50% of our excess free cash flow, which is a non-GAAP measure. Each quarter’s excess free cash flow is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects, COVID-19 impacts and other factors deemed relevant by the Board.

In November 2021, Devon announced a cash dividend in the amount of $0.84 per share payable in the fourth quarter of 2021. The dividend consists of a fixed quarterly dividend in the amount of approximately $74 million (or $0.11 per share) and a variable quarterly dividend in the amount of approximately $494 million (or $0.73 per share).

Capital Expenditures

Our 2021 exploration and development budget for the fourth quarter of 2021 is expected to range from approximately $440 million to $490 million.

Share Repurchases

In November 2021, our Board of Directors authorized a $1.0 billion share repurchase program, which expires December 31, 2022.

Critical Accounting Estimates

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due primarily to significant cumulative losses, we recorded a full valuation allowance against U.S. deferred tax assets in 2020 and remain in a partial valuation allowance position at September 30, 2021. Subject to any additional objective negative evidence or the addition of subjective evidence such as forecasted income, Devon may continue to adjust the valuation allowance on its deferred tax assets in future periods.

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during 2021 for Devon, but the Merger did cause an ownership change for WPX and increased the likelihood Devon could experience an ownership change over the next three years.

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

Non-GAAP Measures

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2021 Results” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, non-cash asset impairments (including non-cash unproved asset impairments), deferred tax asset valuation allowance, changes in tax legislation, fair value changes in derivative financial instruments and foreign currency, costs associated with early retirement of debt and restructuring and transaction costs associated with the workforce reductions described further in Note 6.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before Tax	After Tax	After Noncontrolling Interests	Per Diluted Share	Before Tax	After Tax	After Noncontrolling Interests	Per Diluted Share
2021
Total
Earnings attributable to Devon (GAAP)	$964	$844	$838	$1.24	$1,236	$1,321	$1,307	$1.95
Adjustments:
Asset dispositions	—	—	—	—	(119)	(91)	(91)	(0.13)
Asset and exploration impairments	1	1	1	0.00	3	2	2	0.00
Deferred tax asset valuation allowance	—	(101)	(101)	(0.15)	—	(479)	(479)	(0.71)
Change in tax legislation	—	—	—	—	—	62	62	0.09
Fair value changes in financial instruments and foreign currency	(31)	(23)	(23)	(0.04)	597	460	460	0.68
Restructuring and transaction costs	18	18	18	0.03	230	201	201	0.29
Early retirement of debt	—	—	—	—	(30)	(23)	(23)	(0.03)
Core earnings attributable to Devon (Non-GAAP)	$952	$739	$733	$1.08	$1,917	$1,453	$1,439	$2.14
2020
Continuing Operations
Loss attributable to Devon (GAAP)	$(193)	$(103)	$(105)	$(0.29)	$(2,980)	$(2,470)	$(2,475)	$(6.58)
Adjustments:
Asset and exploration impairments	36	29	29	0.08	2,816	2,178	2,178	5.80
Deferred tax asset valuation allowance	—	(5)	(5)	(0.01)	—	252	252	0.65
Fair value changes in financial instruments	97	74	74	0.19	71	55	55	0.14
Change in tax legislation	—	(43)	(43)	(0.11)	—	(105)	(105)	(0.27)
Restructuring and transaction costs	32	25	25	0.07	32	25	25	0.06
Core loss attributable to Devon (Non-GAAP)	$(28)	$(23)	$(25)	$(0.07)	$(61)	$(65)	$(70)	$(0.20)
Discontinued Operations
Earnings (loss) attributable to Devon (GAAP)	$(2)	$13	$13	$0.04	$(150)	$(103)	$(103)	$(0.27)
Adjustments:
Asset dispositions	—	—	—	—	(2)	(1)	(1)	(0.00)
Asset impairments	3	3	3	0.00	182	143	143	0.37
Fair value changes in foreign currency and other	(2)	(3)	(3)	(0.01)	4	2	2	0.01
Core earnings (loss) attributable to Devon (Non-GAAP)	$(1)	$13	$13	$0.03	$34	$41	$41	$0.11
Total
Loss attributable to Devon (GAAP)	$(195)	$(90)	$(92)	$(0.25)	$(3,130)	$(2,573)	$(2,578)	$(6.85)
Adjustments:
Continuing Operations	165	80	80	0.22	2,919	2,405	2,405	6.38
Discontinued Operations	1	—	—	(0.01)	184	144	144	0.38
Core loss attributable to Devon (Non-GAAP)	$(29)	$(10)	$(12)	$(0.04)	$(27)	$(24)	$(29)	$(0.09)

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss) (GAAP)	$844	$(90)	$1,321	$(2,573)
Net (earnings) loss from discontinued operations, net of tax	—	(13)	—	103
Financing costs, net	86	66	243	200
Income tax expense (benefit)	120	(90)	(85)	(510)
Exploration expenses	3	39	9	163
Depreciation, depletion and amortization	578	299	1,581	999
Asset impairments	—	—	—	2,666
Asset dispositions	—	—	(119)	—
Share-based compensation	18	19	58	58
Derivative and financial instrument non-cash valuation changes	(35)	97	597	71
Restructuring and transaction costs	18	32	230	32
Accretion on discounted liabilities and other	2	—	(41)	(35)
EBITDAX (Non-GAAP)	1,634	359	3,794	1,174
Marketing and midstream revenues and expenses, net	(1)	2	19	28
Commodity derivative cash settlements	370	(10)	969	(343)
General and administrative expenses, cash-based	77	56	238	198
Field-level cash margin (Non-GAAP)	$2,080	$407	$5,020	$1,057

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2021, we have commodity derivatives that pertain to a portion of our estimated production for the last three months of 2021, as well as for 2022, 2023 and 2024. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2021, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $280 million.

Interest Rate Risk

As of September 30, 2021, we had total debt of $6.5 billion. All of our debt is based on fixed interest rates averaging 5.7%.

Foreign Currency Risk

We had no material foreign currency risk at September 30, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2021 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part II, Item 1. Legal Proceedings of our Second Quarter 2021 Quarterly Report on Form 10-Q, there were no material pending legal proceedings to which we are a party or to which any of our property is subject.

Please see our 2020 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2021 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 - July 31	16	$27.64
August 1 - August 31	41	$25.65
September 1 - September 30	18	$29.29
Total	75	$26.95

(1)	These amounts reflect the shares received by us from employees for the payment of personal income tax withholding on vesting transactions.

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

DEVON ENERGY CORPORATION

Date: November 3, 2021	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer