Form 10-Q
period 2022-03-31
DEVON ENERGY CORP/DE
filed 2022-05-03
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

On April 20, 2022, 660.0 million shares of common stock were outstanding.

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
•
our ability to pay dividends and make share repurchases; and
•
any of the other risks and uncertainties discussed in this report, our 2021 Annual Report on Form 10-K and our other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We assume no duty to update or revise our forward-looking statements based on new information, future events or otherwise.

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Oil, gas and NGL sales	$3,175	$1,757
Oil, gas and NGL derivatives	(683)	(528)
Marketing and midstream revenues	1,320	821
Total revenues	3,812	2,050
Production expenses	618	458
Exploration expenses	2	3
Marketing and midstream expenses	1,324	842
Depreciation, depletion and amortization	489	467
Asset dispositions	(1)	(32)
General and administrative expenses	94	107
Financing costs, net	85	77
Restructuring and transaction costs	—	189
Other, net	(61)	(29)
Total expenses	2,550	2,082
Earnings (loss) before income taxes	1,262	(32)
Income tax expense (benefit)	267	(248)
Net earnings	995	216
Net earnings attributable to noncontrolling interests	6	3
Net earnings attributable to Devon	$989	$213
Net earnings per share:
Basic net earnings per share:	$1.48	$0.33
Diluted net earnings per share:	$1.48	$0.32
Comprehensive earnings:
Net earnings	$995	$216
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	23
Other comprehensive earnings, net of tax	1	23
Comprehensive earnings:	$996	$239
Comprehensive earnings attributable to noncontrolling interests	6	3
Comprehensive earnings attributable to Devon	$990	$236

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net earnings	$995	$216
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	489	467
Leasehold impairments	1	1
Amortization of liabilities	(6)	(7)
Total losses on commodity derivatives	683	528
Cash settlements on commodity derivatives	(344)	(232)
Gains on asset dispositions	(1)	(32)
Deferred income tax expense (benefit)	164	(243)
Share-based compensation	20	41
Early retirement of debt	—	(20)
Other	(21)	—
Changes in assets and liabilities, net	(143)	(127)
Net cash from operating activities	1,837	592
Cash flows from investing activities:
Capital expenditures	(537)	(499)
Acquisitions of property and equipment	(1)	—
Divestitures of property and equipment	26	15
WPX acquired cash	—	344
Distributions from equity method investments	8	10
Contributions to equity method investments	(22)	—
Net cash from investing activities	(526)	(130)
Cash flows from financing activities:
Repayments of long-term debt	—	(533)
Early retirement of debt	—	(27)
Repurchases of common stock	(211)	—
Dividends paid on common stock	(667)	(203)
Distributions to noncontrolling interests	(8)	(4)
Acquisition of noncontrolling interests	—	(24)
Shares exchanged for tax withholdings and other	(73)	(33)
Net cash from financing activities	(959)	(824)
Effect of exchange rate changes on cash	2	3
Net change in cash, cash equivalents and restricted cash	354	(359)
Cash, cash equivalents and restricted cash at beginning of period	2,271	2,237
Cash, cash equivalents and restricted cash at end of period	$2,625	$1,878

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,459	$1,683
Restricted cash	166	195
Total cash, cash equivalents and restricted cash	$2,625	$1,878

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,625	$2,271
Accounts receivable	2,002	1,543
Other current assets	346	435
Total current assets	4,973	4,249
Oil and gas property and equipment, based on successful efforts accounting, net	13,566	13,536
Other property and equipment, net ($119 million and $111 million related to CDM in 2022 and 2021, respectively)	1,508	1,472
Total property and equipment, net	15,074	15,008
Goodwill	753	753
Right-of-use assets	229	235
Investments	416	402
Other long-term assets	333	378
Total assets	$21,778	$21,025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$576	$500
Revenues and royalties payable	1,672	1,456
Other current liabilities	1,506	1,131
Total current liabilities	3,754	3,087
Long-term debt	6,471	6,482
Lease liabilities	251	252
Asset retirement obligations	443	468
Other long-term liabilities	974	1,050
Deferred income taxes	450	287
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 661 million and 663 million shares in 2022 and 2021, respectively	66	66
Additional paid-in capital	7,371	7,636
Retained earnings	2,013	1,692
Accumulated other comprehensive loss	(131)	(132)
Treasury stock, at cost, 0.3 million shares in 2022	(19)	—
Total stockholders’ equity attributable to Devon	9,300	9,262
Noncontrolling interests	135	137
Total equity	9,435	9,399
Total liabilities and equity	$21,778	$21,025

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended March 31, 2022
Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	989	—	—	6	995
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	1	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(305)	—	(305)
Common stock retired	(5)	—	(286)	—	—	286	—	—
Common stock dividends	—	—	—	(668)	—	—	—	(668)
Share-based compensation	1	—	20	—	—	—	—	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Balance as of March 31, 2022	661	$66	$7,371	$2,013	$(131)	$(19)	$135	$9,435
Three Months Ended March 31, 2021
Balance as of December 31, 2020	382	$38	$2,766	$208	$(127)	$—	$134	$3,019
Net earnings	—	—	—	213	—	—	3	216
Other comprehensive earnings, net of tax	—	—	—	—	23	—	—	23
Restricted stock grants, net of cancellations	4	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(38)	—	(38)
Common stock retired	(2)	—	(38)	—	—	38	—	—
Common stock dividends	—	—	—	(203)	—	—	—	(203)
Common stock issued	290	29	5,403	—	—	—	—	5,432
Share-based compensation	1	—	41	—	—	—	—	41
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2021	675	$67	$8,172	$218	$(104)	$—	$133	$8,486

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2021 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2022 and 2021 and Devon’s financial position as of March 31, 2022.

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

Restricted Cash

As of March 31, 2022, Devon classified approximately $150 million of cash as restricted cash on the consolidated balance sheets for obligations retained related to the Barnett Shale assets and the Canadian business. Cash payments for these charges related to the Barnett assets and Canada business total approximately $10 million per quarter.

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

Devon's investment in Catalyst is shown within investments on the consolidated balance sheets and Devon's share of Catalyst earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

		Carrying Amount
Investments	% Interest	March 31, 2022	December 31, 2021
Catalyst	50%	$361	$368
Other	Various	55	34
Total		$416	$402

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended March 31,
	2022	2021
Oil	$2,406	$1,331
Gas	307	202
NGL	462	224
Oil, gas and NGL sales	3,175	1,757

Oil	776	499
Gas	209	147
NGL	335	175
Marketing and midstream revenues	1,320	821
Total revenues from contracts with customers	$4,495	$2,578

2. Acquisitions and Divestitures

WPX Merger

On January 7, 2021, Devon and WPX completed an all-stock merger of equals. WPX was an oil and gas exploration and production company with assets in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. On the closing date of the Merger, each share of WPX common stock was automatically converted into the right to receive 0.5165 of a share of Devon common stock. No fractional shares of Devon’s common stock were issued in the Merger, and holders of WPX common stock instead received cash in lieu of fractional shares of Devon common stock, if any. Based on the closing price of Devon’s common stock on January 7, 2021, the total value of Devon common stock issued to holders of WPX common stock as part of this transaction was approximately $5.4 billion. The Merger was structured as a tax-free reorganization for United States federal income tax purposes. The final allocation of the total purchase price of WPX to the identifiable assets acquired and the liabilities assumed was finalized at December 31, 2021.

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

Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $65 million in contingent earnout payments related to this transaction in the first quarter of 2022 and could receive up to an additional $195 million in contingent earnout payments for the remaining performance periods depending on future commodity prices. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the March 31, 2022 consolidated balance sheet was approximately $51 million and $60 million, respectively. The value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

3.
Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of March 31, 2022, Devon did not have any open interest rate swap contracts.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of March 31, 2022, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not currently required to post collateral to its counterparties with respect to its open derivative positions, and we would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

Commodity Derivatives

As of March 31, 2022, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2022	35,258	$44.50	37,658	$55.56	$74.84
Q1-Q4 2023	—	$—	6,193	$61.32	$97.65

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2022	BRENT	1,000	$(7.75)
Q2-Q4 2022	NYMEX Roll	29,000	$0.45
Q1-Q4 2023	Midland Sweet	3,000	$0.73

As of March 31, 2022, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index and the end of month NYMEX index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps (1)		Price Collars (2)
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q2-Q4 2022	110,000	$2.79	209,509	$2.98	$4.30
Q1-Q4 2023	4,959	$3.65	58,901	$3.38	$5.64

(1)
Related to the 2022 open positions, 10,000 MMBtu/d settle against the Inside FERC first of month Henry Hub index at an average price of $3.65 and 100,000 MMBtu/d settle against the end of month NYMEX index at an average price of $2.70. All 2023 open positions settle against the Inside FERC first of month Henry Hub index.
(2)
Price collars settle against the Inside FERC first of month Henry Hub Index.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2022	El Paso Natural Gas	40,000	$(0.82)
Q2-Q4 2022	Houston Ship Channel	10,000	$(0.17)
Q2-Q4 2022	WAHA	70,000	$(0.57)
Q1-Q4 2023	El Paso Natural Gas	60,000	$(1.50)
Q1-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	WAHA	40,000	$(0.51)

As of March 31, 2022, Devon did not have any open NGL positions.

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The tables below present a summary of these positions as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$15	$(14)	$1	$6	$(4)	$2	Other current assets
Long-term derivative asset	31	—	31	6	—	6	Other long-term assets
Short-term derivative liability	(953)	14	(939)	(579)	4	(575)	Other current liabilities
Long-term derivative liability	(1)	—	(1)	(2)	—	(2)	Other long-term liabilities
Total derivative liability	$(908)	$—	$(908)	$(569)	$—	$(569)

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings. The vesting for certain share-based awards was accelerated in 2021 in conjunction with the reduction of workforce described in Note 5 and is included in restructuring and transaction costs in the accompanying consolidated statements of comprehensive earnings.

	Three Months Ended March 31,
	2022	2021
G&A	$20	$20
Restructuring and transaction costs	—	21
Total	$20	$41
Related income tax benefit	$17	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/21	7,656	$22.15	2,076		$24.12
Granted	1,249	$52.23	964		$44.05
Vested	(2,476)	$23.02	(1,194)		$28.91
Forfeited	(8)	$29.42	—		$—
Unvested at 3/31/22	6,421	$27.66	1,846	(1)	$31.43

(1)
A maximum of 3.7 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2022, as indicated in the previous summary table.

2022
Grant-date fair value	$68.68
Risk-free interest rate	1.81%
Volatility factor	70.1%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2022.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$122	$32
Weighted average period for recognition (years)	3.0	2.1

5. Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Three Months Ended March 31,
	2022	2021
Restructuring costs	$—	$143
Transaction costs	—	46
Total costs	$—	$189

In conjunction with the Merger closing, Devon recognized $143 million of restructuring expenses during the first quarter of 2021 related to employee severance and termination benefits, settlements and curtailments from defined retirement benefits and contract terminations. Of these expenses, $37 million and $21 million resulted from settlements and curtailments of defined retirement benefits and accelerated vesting of share-based grants, respectively, which were non-cash charges. Additionally, in conjunction with the Merger closing, Devon recognized $46 million of transaction costs primarily comprised of bank, legal and accounting fees.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2021	$38	$111	$149
Changes related to prior years' restructurings	(4)	(6)	(10)
Balance as of March 31, 2022	$34	$105	$139

Balance as of December 31, 2020	$35	$137	$172
Changes related to prior years' restructurings	59	(7)	52
Balance as of March 31, 2021	$94	$130	$224

6. Other, Net

The following table summarizes Devon's other expenses (income) presented in the accompanying consolidated comprehensive statement of earnings.

	Three Months Ended March 31,
	2022	2021
Estimated future obligation under a performance guarantee	$(96)	$—
Ukraine charitable pledge	20	—
Asset retirement obligation accretion	7	7
Severance and other non-income tax refunds	(3)	(36)
Other	11	—
Total	$(61)	$(29)

The first quarter of 2022 includes a $96 million benefit related to the revision of a future obligation under a performance guarantee liability for previously divested assets. Due to improved commodity prices and market conditions, the purchaser of these assets was able to fully satisfy the $35 million obligation due in the first quarter of 2022. Further, as of March 31, 2022, Devon also reduced the estimated future exposure of the performance guarantee by $61 million based on probability-weighted cash flows for the remainder of the contract term of four years.

The first quarter of 2022 also includes a $20 million pledge for humanitarian relief for the Ukrainian people and surrounding countries supporting refugees.

The first quarter of 2021 includes a Texas severance tax refund of $36 million related to prior periods.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2022	2021
Earnings (loss) before income taxes	$1,262	$(32)

Current income tax expense (benefit)	$103	$(5)
Deferred income tax expense (benefit)	164	(243)
Total income tax expense (benefit)	$267	$(248)

U.S. statutory income tax rate	21%	21%
State income taxes	1%	(1%)
Deferred tax asset valuation allowance	0%	791%
Other	(1%)	(48%)
Effective income tax rate	21%	763%

Prior to December 31, 2021, Devon maintained a valuation allowance against all U.S. federal deferred tax assets. Devon recognized approximately $250 million of deferred tax liabilities to account for the Merger. The recognition of these deferred tax liabilities caused a decrease to Devon’s net deferred tax assets and a corresponding decrease to the valuation allowance Devon had recognized on its U.S. federal deferred tax assets in the first quarter of 2021.

Due to significant increases in commodity pricing and projections of future income, in the fourth quarter of 2021, Devon reassessed its evaluation of the realizability of deferred tax assets in future years and determined that a U.S. federal valuation allowance was no longer necessary at December 31, 2021.

In the table above, the "other" effect for 2021 is composed primarily of permanent differences related to costs incurred in connection with the Merger. Such items represent $15 million of income tax expense in the first quarter of 2021.

8.
Net Earnings Per Share

The following table reconciles net earnings and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended March 31,
	2022	2021
Net earnings:
Net earnings	$989	$213
Attributable to participating securities	(16)	(2)
Basic and diluted earnings	$973	$211
Common shares:
Common shares outstanding - total	663	654
Attributable to participating securities	(7)	(5)
Common shares outstanding - basic	656	649
Dilutive effect of potential common shares issuable	2	2
Common shares outstanding - diluted	658	651
Net earnings per share:
Basic	$1.48	$0.33
Diluted	$1.48	$0.32

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended March 31,
	2022	2021
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(132)	$(127)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1
Settlement of pension benefits (2)	—	15
Other (3)	—	7
Accumulated other comprehensive loss, net of tax	$(131)	$(104)

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
10.
Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
Changes in assets and liabilities, net:
Accounts receivable	$(457)	$(63)
Other current assets	64	(10)
Other long-term assets	66	(10)
Accounts payable and revenues and royalties payable	247	16
Other current liabilities	8	(33)
Other long-term liabilities	(71)	(27)
Total	$(143)	$(127)
Supplementary cash flow data:
Interest paid	$100	$114
Income taxes refunded	$(23)	$(6)

11.
Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2022	December 31, 2021
Oil, gas and NGL sales	$1,296	$984
Joint interest billings	161	158
Marketing and midstream revenues	496	370
Other	56	38
Gross accounts receivable	2,009	1,550
Allowance for doubtful accounts	(7)	(7)
Net accounts receivable	$2,002	$1,543

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	March 31, 2022	December 31, 2021
Property and equipment:
Proved	$38,524	$38,051
Unproved and properties under development	1,101	1,081
Total oil and gas	39,625	39,132
Less accumulated DD&A	(26,059)	(25,596)
Oil and gas property and equipment, net	13,566	13,536
Other property and equipment	2,192	2,139
Less accumulated DD&A	(684)	(667)
Other property and equipment, net (1)	1,508	1,472
Property and equipment, net	$15,074	$15,008

(1)
$119 million and $111 million related to CDM in 2022 and 2021, respectively.
13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	March 31, 2022	December 31, 2021
8.25% due August 1, 2023	$242	$242
5.25% due September 15, 2024	472	472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium (discount) on debentures and notes	137	149
Debt issuance costs	(29)	(30)
Total long-term debt	$6,471	$6,482

Retirement of Senior Notes

In the first quarter of 2021, Devon redeemed $43 million of the 6.00% senior notes due 2022, $175 million of the 5.875% senior notes due 2028 and $315 million of the 4.50% senior notes due 2030. In the first quarter of 2021, Devon recognized $20 million of gains on early retirement of debt, consisting of $47 million of non-cash premium accelerations, partially offset by $27 million of cash retirement costs. The gain on early retirement is included in net financing costs in the consolidated comprehensive statements of earnings.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of March 31, 2022, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

non-cash financial write-downs such as impairments. As of March 31, 2022, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 24.7%.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended March 31,
	2022	2021
Interest based on debt outstanding	$92	$105
Gain on early retirement of debt	—	(20)
Interest income	(1)	(1)
Other	(6)	(7)
Total net financing costs	$85	$77

14. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$209	$20	$229	$211	$24	$235
Lease liabilities:
Current lease liabilities (1)	$8	$15	$23	$8	$18	$26
Long-term lease liabilities	247	4	251	247	5	252
Total lease liabilities	$255	$19	$274	$255	$23	$278

(1) Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2022	2021
Asset retirement obligations as of beginning of period	$485	$369
Assumed WPX obligations	—	98
Liabilities incurred	8	9
Liabilities settled and divested	(3)	(17)
Revision of estimated obligation	(35)	11
Accretion expense on discounted obligation	7	7
Asset retirement obligations as of end of period	462	477
Less current portion	19	22
Asset retirement obligations, long-term	$443	$455

During the first quarter of 2022, Devon reduced its asset retirement obligations by $35 million primarily due to extended retirement dates for oil and gas assets, partially offset by inflation-driven increases to current settlement costs.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.
Stockholders’ Equity

Share Repurchases

In November 2021, Devon authorized a share repurchase program of $1.0 billion with a December 31, 2022 expiration date. In February 2022, the Board of Directors authorized an expansion of the share repurchase program to $1.6 billion, and in May 2022, authorized a further expansion to $2.0 billion and extended the expiration date to May 4, 2023. The table below provides information regarding purchases of Devon’s common stock under the $2.0 billion share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
2021:
Fourth quarter	13,983	$589	$42.15
2022:
First quarter	3,979	$230	$57.74
Total plan	17,962	$819	$45.61

Dividends

Upon completion of the Merger, Devon continued its commitment to pay a quarterly dividend at a fixed rate and instituted a variable quarterly dividend, which is dependent on quarterly cash flows, among other factors. Devon raised its fixed quarterly dividend by 45%, to $0.16 per share, beginning in the first quarter of 2022. The following table summarizes Devon’s fixed and variable dividends for the first quarter of 2022 and 2021, respectively.

	Fixed	Variable	Total	Rate Per Share
2022:
First quarter	$109	$558	$667	$1.00
2021:
First quarter	$76	$127	$203	$0.30

In May 2022, Devon announced a cash dividend in the amount of $1.27 per share payable in the second quarter of 2022. The dividend consists of a fixed quarterly dividend in the amount of approximately $106 million (or $0.16 per share) and a variable quarterly dividend in the amount of approximately $732 million (or $1.11 per share).

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of March 31, 2022, Devon has accrued approximately $30 million in other current liabilities pertaining to such royalty matters.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2022 and December 31, 2021, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2022 assets (liabilities):
Cash equivalents	$2,196	$2,196	$2,196	$—	$—
Commodity derivatives	$32	$32	$—	$32	$—
Commodity derivatives	$(940)	$(940)	$—	$(940)	$—
Debt	$(6,471)	$(7,126)	$—	$(7,126)	$—
Contingent earnout payments	$115	$115	$—	$—	$115
December 31, 2021 assets (liabilities):
Cash equivalents	$1,421	$1,421	$1,421	$—	$—
Commodity derivatives	$8	$8	$—	$8	$—
Commodity derivatives	$(577)	$(577)	$—	$(577)	$—
Debt	$(6,482)	$(7,644)	$—	$(7,644)	$—
Contingent earnout payments	$184	$184	$—	$—	$184

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month period ended March 31, 2022 compared to previous periods and in our financial condition and liquidity since December 31, 2021. For information regarding our critical accounting policies and estimates, see our 2021 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

The Merger has helped us become a leading unconventional oil producer in the U.S., with an asset base underpinned by premium acreage in the economic core of the Delaware Basin. This strategic combination accelerated our transition to a cash-return business model, including the implementation of a fixed plus variable dividend strategy. We remain focused on building economic value by executing on our strategic priorities of moderating growth, emphasizing capital efficiencies, maintaining and improving operational and corporate synergies, reducing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•
First quarter oil production totaled 288 MBbls/d, exceeding our plan by 1%.
•
As of March 31, 2022, have completed approximately 40% of our authorized $2.0 billion share repurchase program, with approximately 4.0 million of our common shares repurchased in the first quarter of 2022 for approximately $230 million, or $57.74 per share.
•
Exited the first quarter with $5.6 billion of liquidity, including $2.6 billion of cash, with no debt maturities until the third quarter of 2023.
•
Generated $1.8 billion of operating cash flow in the first quarter of 2022.
•
Including variable dividends, paid dividends of approximately $667 million in the first quarter of 2022 and have declared $838 million of dividends to be paid in the second quarter of 2022.

We remain committed to capital discipline and delivering the objectives that underpin our current plan. Those objectives prioritize value creation through moderated capital investment and production growth, particularly with a view of the steep backwardation in commodity prices, supply chain constraints and the economic uncertainty arising from recent geopolitical events.

Commodity prices strengthened throughout 2021 and oil prices continued to increase in the first quarter of 2022, which has significantly improved our earnings and cash flow generation. The increase in commodity prices during 2021 was primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic, as well as OPEC+ and other oil and natural gas producers not rapidly increasing production levels. The military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has further exacerbated supply shortages, causing oil prices to increase even more during the first quarter of 2022.

Trends of our quarterly earnings, operating cash flow, EBITDAX and capital expenditures are shown below. “Core earnings” and “EBITDAX” are financial measures not prepared in accordance with GAAP. For a description of these measures, including reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

Our earnings decreased from the fourth quarter of 2021 to the first quarter of 2022 primarily due to non-cash adjustments related to the value of commodity hedges, lower sold volumes resulting from natural declines and winter weather downtime and lower gas prices. Henry Hub decreased 15% from the fourth quarter of 2021 to the first quarter of 2022. These decreases were partially offset by a 23% increase in WTI from the fourth quarter of 2021 to the first quarter of 2022 which contributed to a 16% increase in our unhedged combined realized prices.

Our net earnings in recent quarters have been significantly impacted by non-cash adjustments to the value of our commodity hedges. Net earnings in the first quarter of 2021, the second quarter of 2021 and the first quarter of 2022 each included a hedge valuation loss, net of tax of $0.2 billion, $0.3 billion and $0.3 billion, respectively. Net earnings in the fourth quarter of 2021 included a hedge valuation gain, net of tax of $0.4 billion. Excluding these amounts, our core earnings have been more stable over recent quarters and continue to trend upward while remaining sensitive to volatile commodity prices.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. Our cash flow and EBITDAX have continued to trend upward primarily due to improved commodity prices and overall market conditions as well as strong operating performance. However, volumes were down slightly in the first quarter of 2022 primarily due to natural declines across the asset portfolio as well as downtime related to winter weather which negatively impacted earnings.

We exited the first quarter of 2022 with $5.6 billion of liquidity, comprised of $2.6 billion of cash and $3.0 billion of available credit under our Senior Credit Facility. We currently have $6.5 billion of debt outstanding with no maturities until August 2023. We currently have approximately 25% and 35% of our anticipated 2022 oil and gas production hedged, respectively. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub and NYMEX last day natural gas indices. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

As commodity prices and our operating performance strengthen and bolster our financial condition, we have authorized opportunistic repurchases of up to $2.0 billion of our common shares with an expiration date of May 4, 2023. We repurchased approximately 4.0 million shares in the first quarter of 2022 for approximately $230 million, or $57.74 per share. As of March 31, 2022, we have repurchased approximately 18 million shares for approximately $819 million, or $45.61 per share, since the inception of the program. Additionally, we continue funding our fixed plus variable dividends, which totaled $667 million in the first quarter of 2022. We recently declared a dividend payable in the second quarter of 2022 for $838 million.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q1 2022 vs. Q4 2021

Our first quarter 2022 net earnings were $995 million, compared to net earnings of $1.5 billion for the fourth quarter of 2021. The graph below shows the change in net earnings from the fourth quarter of 2021 to the first quarter of 2022. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2022	% of Total	Q4 2021	Change
Oil (MBbls/d)
Delaware Basin	209	73%	213	-2%
Anadarko Basin	14	5%	14	2%
Williston Basin	32	11%	36	-12%
Eagle Ford	17	6%	19	-11%
Powder River Basin	12	4%	14	-9%
Other	4	1%	4	-9%
Total	288	100%	300	-4%

	Q1 2022	% of Total	Q4 2021	Change
Gas (MMcf/d)
Delaware Basin	561	62%	577	-3%
Anadarko Basin	210	23%	222	-5%
Williston Basin	54	6%	64	-15%
Eagle Ford	61	7%	60	3%
Powder River Basin	19	2%	19	-3%
Other	1	0%	1	-4%
Total	906	100%	943	-4%

	Q1 2022	% of Total	Q4 2021	Change
NGLs (MBbls/d)
Delaware Basin	92	67%	107	-14%
Anadarko Basin	25	19%	27	-4%
Williston Basin	8	6%	9	-16%
Eagle Ford	9	6%	9	-1%
Powder River Basin	2	2%	2	-10%
Other	—	0%	—	N/M
Total	136	100%	154	-12%

	Q1 2022	% of Total	Q4 2021	Change
Combined (MBoe/d)
Delaware Basin	394	69%	416	-5%
Anadarko Basin	75	13%	78	-4%
Williston Basin	48	8%	55	-13%
Eagle Ford	36	6%	38	-5%
Powder River Basin	18	3%	19	-7%
Other	4	1%	5	-11%
Total	575	100%	611	-6%

From the fourth quarter of 2021 to the first quarter of 2022, the change in volumes contributed to a $220 million decrease in earnings. The decrease in volumes was primarily due to natural declines across the asset portfolio as well as downtime in the Delaware Basin and Williston Basin related to winter weather.

Realized Prices

	Q1 2022	Realization	Q4 2021	Change
Oil (per Bbl)
WTI index	$94.45		$76.91	23%
Realized price, unhedged	$92.94	98%	$75.36	23%
Cash settlements	$(11.32)		$(13.14)
Realized price, with hedges	$81.62	86%	$62.22	31%

	Q1 2022	Realization	Q4 2021	Change
Gas (per Mcf)
Henry Hub index	$4.96		$5.84	-15%
Realized price, unhedged	$3.77	76%	$4.68	-19%
Cash settlements	$(0.62)		$(1.42)
Realized price, with hedges	$3.15	64%	$3.26	-3%

	Q1 2022	Realization	Q4 2021	Change
NGLs (per Bbl)
WTI index	$94.45		$76.91	23%
Realized price, unhedged	$37.76	40%	$35.36	7%
Cash settlements	$—		$(0.54)
Realized price, with hedges	$37.76	40%	$34.82	8%

	Q1 2022	Q4 2021	Change
Combined (per Boe)
Realized price, unhedged	$61.40	$53.12	16%
Cash settlements	$(6.65)	$(8.78)
Realized price, with hedges	$54.75	$44.34	23%

From the fourth quarter of 2021 to the first quarter of 2022, realized prices contributed to a $410 million increase in earnings. Unhedged realized oil and NGL prices increased primarily due to higher WTI and Mont Belvieu index prices while realized gas prices decreased slightly due to a lower Henry Hub index price. The increase in WTI and Mont Belvieu index prices was partially offset by hedge cash settlements related to oil and gas commodities.

We currently have approximately 25% and 35% of our anticipated 2022 oil and gas production hedged, respectively.

Hedge Settlements

	Q1 2022	Q4 2021	Change
	Q
Oil	$(293)	$(362)	19%
Natural gas	(51)	(123)	59%
NGL	—	(8)	N/M
Total cash settlements (1)	$(344)	$(493)	30%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2022	Q4 2021	Change
LOE	$224	$235	-5%
Gathering, processing & transportation	161	173	-7%
Production taxes	214	197	9%
Property taxes	19	—	N/M
Total	$618	$605	2%
Per Boe:
LOE	$4.33	$4.18	4%
Gathering, processing & transportation	$3.11	$3.08	1%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.6%	2%

Production expenses remained relatively flat from the fourth quarter of 2021 to the first quarter of 2022. LOE and gathering, processing and transportation expenses decreased primarily due to lower volumes which was offset by an increase in property taxes and production taxes which resulted from higher commodity prices.

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

	Q1 2022	$ per BOE	Q4 2021	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,877	$52.99	$1,706	$44.59
Anadarko Basin	204	$30.31	212	$29.65
Williston Basin	207	$47.65	209	$40.95
Eagle Ford	158	$48.92	149	$42.70
Powder River Basin	86	$54.32	80	$45.61
Other	25	$61.96	24	$55.14
Total	$2,557	$49.45	$2,380	$42.37

DD&A

	Q1 2022	Q4 2021	Change
Oil and gas per Boe	$8.95	$9.79	-9%

Oil and gas	$463	$550	-16%
Other property and equipment	26	27	-3%
Total	$489	$577	-15%

DD&A decreased in the first quarter of 2022 primarily due to lower DD&A rates compared to 2021. The decrease in DD&A rates was primarily due to increases to oil, gas and NGL reserve estimates at December 31, 2021, resulting from higher prices.

General and Administrative Expense

	Q1 2022	Q4 2021	Change
G&A per Boe	$1.82	$1.70	7%

Labor and benefits	$58	$58	0%
Non-labor	36	37	-3%
Total	$94	$95	-1%

The G&A per BOE rate increased in the first quarter of 2022 primarily due to lower volumes resulting from natural declines and winter weather downtime.

Other Items

	Q1 2022	Q4 2021	Change in earnings
Commodity hedge valuation changes (1)	$(339)	$515	$(854)
Marketing and midstream operations	(4)	—	(4)
Exploration expenses	2	5	3
Asset dispositions	(1)	(49)	(48)
Net financing costs	85	86	1
Restructuring and transaction costs	—	28	28
Other, net	(61)	(2)	59
			$(815)
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

Asset dispositions in the fourth quarter of 2021 includes $49 million related to the re-valuation of contingent earnout payments associated with prior divestitures. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q1 2022	Q4 2021
Current expense	$103	$1
Deferred expense	164	149
Total expense	$267	$150
Effective income tax rate	21%	9%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Q1 2022 vs. Q1 2021

Our first quarter 2022 net earnings were $995 million, compared to net earnings of $216 million for the first quarter of 2021. The graph below shows the change in net earnings from the first quarter of 2022 to the first quarter of 2021. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2022	% of Total	Q1 2021	Change
Oil (MBbls/d)
Delaware Basin	209	73%	172	22%
Anadarko Basin	14	5%	13	11%
Williston Basin	32	11%	44	-29%
Eagle Ford	17	6%	16	8%
Powder River Basin	12	4%	17	-27%
Other	4	1%	6	-38%
Total	288	100%	268	8%

	Q1 2022	% of Total	Q1 2021	Change
Gas (MMcf/d)
Delaware Basin	561	62%	471	19%
Anadarko Basin	210	23%	200	5%
Williston Basin	54	6%	49	10%
Eagle Ford	61	7%	47	31%
Powder River Basin	19	2%	21	-10%
Other	1	0%	3	-60%
Total	906	100%	791	15%

	Q1 2022	% of Total	Q1 2021	Change
NGLs (MBbls/d)
Delaware Basin	92	67%	60	52%
Anadarko Basin	25	19%	21	19%
Williston Basin	8	6%	8	0%
Eagle Ford	9	6%	6	35%
Powder River Basin	2	2%	3	-21%
Other	—	0%	1	N/M
Total	136	100%	99	37%

	Q1 2022	% of Total	Q1 2021	Change
Combined (MBoe/d)
Delaware Basin	394	69%	310	27%
Anadarko Basin	75	13%	68	11%
Williston Basin	48	8%	61	-20%
Eagle Ford	36	6%	30	19%
Powder River Basin	18	3%	23	-23%
Other	4	1%	7	-38%
Total	575	100%	499	15%

From the first quarter of 2021 to the first quarter of 2022, the change in volumes contributed to a $212 million increase in earnings. The increase in volumes was primarily due to continued development in the Delaware Basin as well as increased activity in the Anadarko Basin and Eagle Ford. These increases were partially offset by lower volumes in the Williston Basin and Powder River Basin primarily due to natural declines.

Realized Prices

	Q1 2022	Realization	Q1 2021	Change
Oil (per Bbl)
WTI index	$94.45		$57.87	63%
Realized price, unhedged	$92.94	98%	$55.28	68%
Cash settlements	$(11.32)		$(9.13)
Realized price, with hedges	$81.62	86%	$46.15	77%

	Q1 2022	Realization	Q1 2021	Change
Gas (per Mcf)
Henry Hub index	$4.96		$2.71	83%
Realized price, unhedged	$3.77	76%	$2.84	33%
Cash settlements	$(0.62)		$(0.15)
Realized price, with hedges	$3.15	64%	$2.69	17%

	Q1 2022	Realization	Q1 2021	Change
NGLs (per Bbl)
WTI index	$94.45		$57.87	63%
Realized price, unhedged	$37.76	40%	$25.01	51%
Cash settlements	$—		$(0.20)
Realized price, with hedges	$37.76	40%	$24.81	52%

	Q1 2022	Q1 2021	Change
Combined (per Boe)
Realized price, unhedged	$61.40	$39.14	57%
Cash settlements	$(6.65)	$(5.17)
Realized price, with hedges	$54.75	$33.97	61%

From the first quarter of 2021 to the first quarter of 2022, realized prices contributed to a $1.2 billion increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by hedge cash settlements related to oil and gas commodities.

Hedge Settlements

	Q1 2022	Q1 2021	Change
Oil	$(293)	$(220)	-33%
Natural gas	(51)	(10)	-410%
NGL	—	(2)	N/M
Total cash settlements (1)	$(344)	$(232)	-48%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2022	Q1 2021	Change
LOE	$224	$199	13%
Gathering, processing & transportation	161	129	25%
Production taxes	214	117	83%
Property taxes	19	13	46%
Total	$618	$458	35%
Per Boe:
LOE	$4.33	$4.44	-3%
Gathering, processing & transportation	$3.11	$2.87	8%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.6%	2%

Production expenses increased primarily due to higher volumes as well as an increase in production taxes resulting from higher commodity prices.

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

	Q1 2022	$ per BOE	Q1 2021	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,877	$52.99	$895	$32.07
Anadarko Basin	204	$30.31	85	$14.01
Williston Basin	207	$47.65	161	$29.70
Eagle Ford	158	$48.92	72	$26.57
Powder River Basin	86	$54.32	67	$31.99
Other	25	$61.96	19	$28.21
Total	$2,557	$49.45	$1,299	$28.95

DD&A and Asset Impairments

	Q1 2022	Q1 2021	Change
Oil and gas per Boe	$8.95	$9.78	-8%

Oil and gas	$463	$439	5%
Other property and equipment	26	28	-6%
Total	$489	$467	5%

DD&A increased primarily due to higher volumes which was partially offset by lower DD&A rates. The decrease in DD&A rates was primarily due to increases to oil, gas and NGL reserve estimates at December 31, 2021, resulting from higher prices.

General and Administrative Expense

	Q1 2022	Q1 2021	Change
G&A per Boe	$1.82	$2.40	-24%

Labor and benefits	$58	$72	-19%
Non-labor	36	35	3%
Total	$94	$107	-12%

General and administrative expenses decreased primarily due to synergies resulting from the Merger.

Other Items

	Q1 2022	Q1 2021	Change in earnings
Commodity hedge valuation changes (1)	$(339)	$(296)	$(43)
Marketing and midstream operations	(4)	(21)	17
Exploration expenses	2	3	1
Asset dispositions	(1)	(32)	(31)
Net financing costs	85	77	(8)
Restructuring and transaction costs	—	189	189
Other, net	(61)	(29)	32
			$157
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

Asset dispositions include $35 million in the first quarter of 2021 related to the sale of non-core assets in the Rockies. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Net financing costs include a $20 million gain in the first quarter of 2021 related to debt retirements. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs in the first quarter of 2021 reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q1 2022	Q1 2021
Current expense (benefit)	$103	$(5)
Deferred expense (benefit)	164	(243)
Total expense (benefit)	$267	$(248)
Effective income tax rate	21%	763%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Operating cash flow	$1,837	$592
WPX acquired cash	—	344
Divestitures of property and equipment	26	15
Capital expenditures	(537)	(499)
Equity method investment activity, net	(14)	10
Debt activity, net	—	(560)
Repurchases of common stock	(211)	—
Common stock dividends	(667)	(203)
Noncontrolling interest activity, net	(8)	(28)
Other	(72)	(30)
Net change in cash, cash equivalents and restricted cash	$354	$(359)
Cash, cash equivalents and restricted cash at end of period	$2,625	$1,878

Operating Cash Flow and WPX Acquired Cash

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow more than tripled during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to significantly increased commodity prices as well as higher volumes for the first three months of 2022 compared to 2021.

Divestitures of Property and Equipment

During the first three months of 2022 and 2021, we received contingent consideration related to asset divestitures and sold non-core assets, respectfully. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2022	2021
Delaware Basin	$395	$397
Anadarko Basin	10	9
Williston Basin	23	28
Eagle Ford	26	14
Powder River Basin	33	33
Other	3	—
Total oil and gas	490	481
Midstream	29	5
Other	18	13
Total capital expenditures	$537	$499

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our 2022 capital expenditures represent approximately 30% of our operating cash flow.

Equity Method Investments

During the first three months of 2022 and 2021, Devon received distributions from our equity method investments of $8 million and $10 million, respectively. Devon contributed $22 million to our equity method investments during the first three months of 2022.

Debt Activity

Subsequent to the Merger closing, we redeemed $533 million of senior notes in the first quarter of 2021. We also paid $27 million of cash retirement costs related to these redemptions.

Shareholder Distributions and Stock Activity

We repurchased approximately 4.0 million shares of common stock for $230 million in the first quarter of 2022 under the share repurchase program authorized by our Board of Directors. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the first quarter 2022 and 2021. In February 2022, our Board of Directors increased our fixed dividend rate by 45% to $0.16 per share. In addition to the fixed quarterly dividend, we paid a variable dividend of $0.84 per share in the first quarter of 2022 and $0.19 per share in the first quarter of 2021.

	Fixed	Variable	Total	Rate Per Share
2022:
First quarter	$109	$558	$667	$1.00
2021:
First quarter	$76	$127	$203	$0.30

Noncontrolling Interest Activity, net

During the first three months of 2022 and 2021, we distributed $8 million and $4 million, respectively, to our noncontrolling interests in CDM. In the first quarter of 2021, we paid $24 million to purchase the noncontrolling interest portion of a partnership that WPX had formed to acquire minerals in the Delaware Basin.

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

Historically, our primary sources of capital funding and liquidity have been our operating cash flow, cash on hand and asset divestiture proceeds. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. If needed, we can also issue debt and equity securities, including through transactions under our shelf registration statement filed with the SEC. We estimate the combination of our sources of capital will continue to be adequate to fund our planned capital requirements as discussed in this section as well as accelerate our cash-return business model.

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the first quarter of 2022, we held approximately $2.6 billion of cash, inclusive of approximately $150 million of cash restricted primarily for retained obligations related to divested assets. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2022 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2022. We will continue to prioritize economic value over growing volumes, which is driven partially by current commodity price backwardation, supply chain constraints and economic uncertainty arising from recent geopolitical events.

Operating Expenses – Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price decreases can lead to a decrease in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also decrease, causing a positive impact on our cash flow as the prices paid for services and equipment decline. However, the inverse is also generally true during periods of rising commodity prices. Furthermore, the COVID-19 pandemic has contributed to disruption and volatility in our supply chain, which has resulted, and may continue to result in labor shortages, increased costs and delays for pipe and other materials needed for our operations.

Credit Losses – Our operating cash flow is also exposed to credit risk in a variety of ways. This includes the credit risk related to customers who purchase our oil, gas and NGL production, the collection of receivables from our joint interest owners for their proportionate share of expenditures made on projects we operate and counterparties to our derivative financial contracts. We utilize a variety of mechanisms to limit our exposure to the credit risks of our customers, partners and counterparties. Such mechanisms include, under certain conditions, requiring letters of credit, prepayments or cash collateral postings.

Credit Availability

As of March 31, 2022, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2022, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

Fixed Plus Variable Dividend

We are committed to a “fixed plus variable” dividend strategy. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. In February 2022, our Board of Directors increased our quarterly fixed dividend rate by 45% to $0.16 per share. In addition to the fixed quarterly dividend, we may pay a variable dividend up to 50% of our excess free cash flow, which is a non-GAAP measure. Each quarter’s excess free cash flow is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In May 2022, Devon announced a cash dividend in the amount of $1.27 per share payable in the second quarter of 2022. The dividend consists of a fixed quarterly dividend in the amount of approximately $106 million (or $0.16 per share) and a variable quarterly dividend in the amount of approximately $732 million (or $1.11 per share).

Share Repurchases

In May 2022, our Board of Directors increased our share repurchase program by $0.4 billion to a total authorized amount of $2.0 billion, and extended the expiration date to May 4, 2023. Through April 29, 2022, we had executed $891 million of the authorized program.

Capital Expenditures

Our 2022 exploration and development budget for the remainder of 2022 is expected to range from approximately $1.4 billion to $1.7 billion.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during 2022 for Devon, but the Merger did cause an ownership change for WPX and increased the likelihood Devon could experience an ownership change over the next two years.

For additional information regarding our critical accounting policies and estimates, see our 2021 Annual Report on Form 10-K.

Non-GAAP Measures

We make reference to “core earnings attributable to Devon” and “core earnings per share attributable to Devon” in “Executive Overview” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, non-cash asset impairments (including non-cash unproved asset impairments), deferred tax asset valuation allowance, fair value changes in derivative financial instruments and foreign currency, costs associated with early retirement of debt and restructuring and transaction costs associated with the workforce reductions described further in Note 5.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended March 31,
	Before Tax	After Tax	After Noncontrolling Interests	Per Diluted Share
2022
Earnings attributable to Devon (GAAP)	$1,262	$995	$989	$1.48
Adjustments:
Asset dispositions	(1)	—	—	—
Deferred tax asset valuation allowance	—	6	6	0.01
Fair value changes in financial instruments	338	260	260	0.39
Core earnings attributable to Devon (Non-GAAP)	$1,599	$1,261	$1,255	$1.88
2021
Earnings (loss) attributable to Devon (GAAP)	$(32)	$216	$213	$0.32
Adjustments:
Asset dispositions	(32)	(24)	(24)	(0.04)
Asset and exploration impairments	1	—	—	—
Deferred tax asset valuation allowance	—	(263)	(263)	(0.40)
Fair value changes in financial instruments and foreign currency	294	225	225	0.34
Restructuring and transaction costs	189	162	162	0.25
Early retirement of debt	(20)	(15)	(15)	(0.02)
Core earnings attributable to Devon (Non-GAAP)	$400	$301	$298	$0.45

EBITDAX and Field-Level Cash Margin

To assess the performance of our assets, we use EBITDAX and Field-Level Cash Margin. We compute EBITDAX as net earnings before income tax expense; financing costs, net; exploration expenses; DD&A; asset impairments; asset disposition gains and losses; non-cash share-based compensation; non-cash valuation changes for derivatives and financial instruments; restructuring and transaction costs; accretion on discounted liabilities; and other items not related to our normal operations. Field-Level Cash Margin is computed as oil, gas and NGL sales less production expenses. Production expenses consist of lease operating, gathering, processing and transportation expenses, as well as production and property taxes.

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

We believe EBITDAX and Field-Level Cash Margin provide information useful in assessing our operating and financial performance across periods. EBITDAX and Field-Level Cash Margin as defined by Devon may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net earnings from operations.

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended March 31,
	2022	2021
Net earnings (GAAP)	$995	$216
Financing costs, net	85	77
Income tax expense (benefit)	267	(248)
Exploration expenses	2	3
Depreciation, depletion and amortization	489	467
Asset dispositions	(1)	(32)
Share-based compensation	20	20
Derivative and financial instrument non-cash valuation changes	339	296
Restructuring and transaction costs	—	189
Accretion on discounted liabilities and other	(61)	(29)
EBITDAX (Non-GAAP)	2,135	959
Marketing and midstream revenues and expenses, net	4	21
Commodity derivative cash settlements	344	232
General and administrative expenses, cash-based	74	87
Field-level cash margin (Non-GAAP)	$2,557	$1,299

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2022, we have commodity derivatives that pertain to a portion of our estimated production for the last nine months of 2022, as well as for 2023 and 2024. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2022, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $225 million.

Interest Rate Risk

As of March 31, 2022, we had total debt of $6.5 billion. All of our debt is based on fixed interest rates averaging 5.8%.

Foreign Currency Risk

We had no material foreign currency risk at March 31, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2022 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2021 Annual Report on Form 10-K, there were no material pending legal proceedings to which we are a party or to which any of our property is subject.

Please see our 2021 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2022 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	10	$48.58	—	$411
February 1 - February 28	1,872	$52.34	888	$964
March 1 - March 31	3,494	$59.25	3,091	$781
Total	5,376	$56.82	3,979

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately 1.4 million shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program with an expiration date of December 31, 2022. In February 2022, we announced the expansion of this program to $1.6 billion, and in May 2022, we announced a further expansion to $2.0 billion and extended the expiration date to May 4, 2023. In the first quarter of 2022, we repurchased 4.0 million common shares for $230 million, or $57.74 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1*	2022 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded.

10.2*

2022 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded.

10.3*

Employment Agreement, dated March 2, 2022, by and between Devon Energy Corporation and Ms. Tana K. Cashion (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 7, 2022; File No. 001-32318).

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

DEVON ENERGY CORPORATION

Date: May 3, 2022	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer