Form 10-Q
period 2022-06-30
DEVON ENERGY CORP/DE
filed 2022-08-02
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

On July 20, 2022, 654.8 million shares of common stock were outstanding.

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

"2017 Plan" means the Devon Energy Corporation 2017 Long-Term Incentive Plan.

"2022 Plan" means the Devon Energy Corporation 2022 Long-Term Incentive Plan.

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

"NCI" means noncontrolling interests.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Oil, gas and NGL sales	$4,100	$2,154	$7,275	$3,911
Oil, gas and NGL derivatives	(170)	(703)	(853)	(1,231)
Marketing and midstream revenues	1,696	966	3,016	1,787
Total revenues	5,626	2,417	9,438	4,467
Production expenses	729	513	1,347	971
Exploration expenses	10	3	12	6
Marketing and midstream expenses	1,700	965	3,024	1,807
Depreciation, depletion and amortization	528	536	1,017	1,003
Asset dispositions	(14)	(87)	(15)	(119)
General and administrative expenses	84	94	178	201
Financing costs, net	84	80	169	157
Restructuring and transaction costs	—	23	—	212
Other, net	10	(14)	(51)	(43)
Total expenses	3,131	2,113	5,681	4,195
Earnings before income taxes	2,495	304	3,757	272
Income tax expense (benefit)	557	43	824	(205)
Net earnings	1,938	261	2,933	477
Net earnings attributable to noncontrolling interests	6	5	12	8
Net earnings attributable to Devon	$1,932	$256	$2,921	$469
Net earnings per share:
Basic net earnings per share:	$2.94	$0.38	$4.42	$0.70
Diluted net earnings per share:	$2.93	$0.38	$4.40	$0.70
Comprehensive earnings:
Net earnings	$1,938	$261	$2,933	$477
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	3	2	26
Other comprehensive earnings, net of tax	1	3	2	26
Comprehensive earnings:	$1,939	$264	$2,935	$503
Comprehensive earnings attributable to noncontrolling interests	6	5	12	8
Comprehensive earnings attributable to Devon	$1,933	$259	$2,923	$495

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,938	$261	$2,933	$477
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	528	536	1,017	1,003
Leasehold impairments	7	1	8	2
Amortization of liabilities	(9)	(7)	(15)	(14)
Total losses on commodity derivatives	170	703	853	1,231
Cash settlements on commodity derivatives	(472)	(367)	(816)	(599)
Gains on asset dispositions	(14)	(87)	(15)	(119)
Deferred income tax expense (benefit)	305	24	469	(219)
Share-based compensation	23	20	43	61
Early retirement of debt	—	(10)	—	(30)
Other	4	2	(17)	2
Changes in assets and liabilities, net	198	17	55	(110)
Net cash from operating activities	2,678	1,093	4,515	1,685
Cash flows from investing activities:
Capital expenditures	(573)	(504)	(1,110)	(1,003)
Acquisitions of property and equipment	(100)	(5)	(101)	(5)
Divestitures of property and equipment	9	49	35	64
WPX acquired cash	—	—	—	344
Distributions from equity method investments	15	8	23	18
Contributions to equity method investments	(21)	—	(43)	—
Net cash from investing activities	(670)	(452)	(1,196)	(582)
Cash flows from financing activities:
Repayments of long-term debt	—	(710)	—	(1,243)
Early retirement of debt	—	(32)	—	(59)
Repurchases of common stock	(324)	—	(535)	—
Dividends paid on common stock	(830)	(229)	(1,497)	(432)
Contributions from noncontrolling interests	—	3	—	3
Distributions to noncontrolling interests	(5)	(5)	(13)	(9)
Acquisition of noncontrolling interests	—	—	—	(24)
Shares exchanged for tax withholdings and other	(12)	(9)	(85)	(42)
Net cash from financing activities	(1,171)	(982)	(2,130)	(1,806)
Effect of exchange rate changes on cash	(5)	2	(3)	5
Net change in cash, cash equivalents and restricted cash	832	(339)	1,186	(698)
Cash, cash equivalents and restricted cash at beginning of period	2,625	1,878	2,271	2,237
Cash, cash equivalents and restricted cash at end of period	$3,457	$1,539	$3,457	$1,539

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,300	$1,348	$3,300	$1,348
Restricted cash	157	191	157	191
Total cash, cash equivalents and restricted cash	$3,457	$1,539	$3,457	$1,539

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,457	$2,271
Accounts receivable	2,348	1,543
Other current assets	546	435
Total current assets	6,351	4,249
Oil and gas property and equipment, based on successful efforts accounting, net	13,588	13,536
Other property and equipment, net ($122 million and $111 million related to CDM in 2022 and 2021, respectively)	1,525	1,472
Total property and equipment, net	15,113	15,008
Goodwill	753	753
Right-of-use assets	236	235
Investments	423	402
Other long-term assets	318	378
Total assets	$23,194	$21,025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$668	$500
Revenues and royalties payable	2,108	1,456
Other current liabilities	1,318	1,131
Total current liabilities	4,094	3,087
Long-term debt	6,461	6,482
Lease liabilities	259	252
Asset retirement obligations	452	468
Other long-term liabilities	949	1,050
Deferred income taxes	753	287
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 656 million and 663 million shares in 2022 and 2021, respectively	66	66
Additional paid-in capital	7,060	7,636
Retained earnings	3,107	1,692
Accumulated other comprehensive loss	(130)	(132)
Treasury stock, at cost, 0.2 million shares in 2022	(13)	—
Total stockholders’ equity attributable to Devon	10,090	9,262
Noncontrolling interests	136	137
Total equity	10,226	9,399
Total liabilities and equity	$23,194	$21,025

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended June 30, 2022
Balance as of March 31, 2022	661	$66	$7,371	$2,013	$(131)	$(19)	$135	$9,435
Net earnings	—	—	—	1,932	—	—	6	1,938
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	—	1	—	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(329)	—	(329)
Common stock retired	(5)	(1)	(334)	—	—	335	—	—
Common stock dividends	—	—	—	(838)	—	—	—	(838)
Share-based compensation	—	—	23	—	—	—	—	23
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2022	656	$66	$7,060	$3,107	$(130)	$(13)	$136	$10,226
Three Months Ended June 30, 2021
Balance as of March 31, 2021	675	$67	$8,172	$218	$(104)	$—	$133	$8,486
Net earnings	—	—	—	256	—	—	5	261
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	1	(1)	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(2)	—	(2)
Common stock retired	—	—	(2)	—	—	2	—	—
Common stock dividends	—	—	—	(231)	—	—	—	(231)
Share-based compensation	—	—	20	—	—	—	—	20
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2021	677	$68	$8,189	$243	$(101)	$—	$136	$8,535
Six Months Ended June 30, 2022
Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	2,921	—	—	12	2,933
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	1	1	—	—	—	—	2
Common stock repurchased	—	—	—	—	—	(634)	—	(634)
Common stock retired	(10)	(1)	(620)	—	—	621	—	—
Common stock dividends	—	—	—	(1,506)	—	—	—	(1,506)
Share-based compensation	1	—	43	—	—	—	—	43
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance as of June 30, 2022	656	$66	$7,060	$3,107	$(130)	$(13)	$136	$10,226
Six Months Ended June 30, 2021
Balance as of December 31, 2020	382	$38	$2,766	$208	$(127)	$—	$134	$3,019
Net earnings	—	—	—	469	—	—	8	477
Other comprehensive earnings, net of tax	—	—	—	—	26	—	—	26
Restricted stock grants, net of cancellations	6	1	(1)	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(40)	—	(40)
Common stock retired	(2)	—	(40)	—	—	40	—	—
Common stock dividends	—	—	—	(434)	—	—	—	(434)
Common stock issued	290	29	5,403	—	—	—	—	5,432
Share-based compensation	1	—	61	—	—	—	—	61
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Balance as of June 30, 2021	677	$68	$8,189	$243	$(101)	$—	$136	$8,535

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2021 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2022 and 2021 and Devon’s financial position as of June 30, 2022.

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

Restricted Cash

As of June 30, 2022, Devon classified approximately $140 million of cash as restricted cash on the consolidated balance sheets for obligations retained related to the Barnett Shale assets and the Canadian business. Cash payments for these charges related to the Barnett assets and Canada business total approximately $10 million per quarter.

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

		Carrying Amount
Investments	% Interest	June 30, 2022	December 31, 2021
Catalyst	50%	$354	$368
Other	Various	69	34
Total		$423	$402

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil	$2,970	$1,686	$5,376	$3,017
Gas	557	188	864	390
NGL	573	280	1,035	504
Oil, gas and NGL sales	4,100	2,154	7,275	3,911

Oil	952	610	1,728	1,109
Gas	322	134	531	281
NGL	422	222	757	397
Marketing and midstream revenues	1,696	966	3,016	1,787
Total revenues from contracts with customers	$5,796	$3,120	$10,291	$5,698

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

Acquisitions

In July 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Williston Basin for cash consideration of approximately $830 million, net of purchase price adjustments. In the second quarter of 2022, Devon paid an $87 million cash deposit related to this acquisition, which is included within other current assets in the June 30, 2022 consolidated balance sheet and within acquisitions of property and equipment in the consolidated statement of cash flows.

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

Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $65 million in contingent earnout payments related to this transaction in the first quarter of 2022 and could receive up to an additional $195 million in contingent earnout payments for the remaining performance periods depending on future commodity prices. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the June 30, 2022 consolidated balance sheet was approximately $65 million and $60 million, respectively. The value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.
Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of June 30, 2022, Devon did not have any open interest rate swap contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of June 30, 2022, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not currently required to post collateral to its counterparties with respect to its open derivative positions, and we would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

Commodity Derivatives

As of June 30, 2022, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2022	35,000	$44.61	36,500	$57.96	$78.08
Q1-Q4 2023	—	$—	6,193	$61.32	$97.65

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2022	BRENT	1,000	$(7.75)
Q3-Q4 2022	NYMEX Roll	29,000	$0.45
Q1-Q4 2023	Midland Sweet	12,296	$0.52

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2022, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index and the end of month NYMEX index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps (1)		Price Collars (2)
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2022	117,500	$3.08	193,000	$3.05	$4.55
Q1-Q4 2023	8,658	$5.24	96,436	$3.55	$7.63

(1)
Related to the 2022 open positions, 17,500 MMBtu/d settle against the Inside FERC first of month Henry Hub index at an average price of $5.25 and 100,000 MMBtu/d settle against the end of month NYMEX index at an average price of $2.70. All 2023 open positions settle against the Inside FERC first of month Henry Hub index.
(2)
Price collars settle against the Inside FERC first of month Henry Hub Index.

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2022	El Paso Natural Gas	50,000	$(0.85)
Q3-Q4 2022	Houston Ship Channel	40,000	$(0.15)
Q3-Q4 2022	WAHA	70,000	$(0.57)
Q1-Q4 2023	El Paso Natural Gas	125,000	$(1.59)
Q1-Q4 2023	Houston Ship Channel	50,000	$(0.13)
Q1-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	WAHA	40,000	$(0.51)

As of June 30, 2022, Devon did not have any open NGL positions.

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The tables below present a summary of these positions as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$37	$(26)	$11	$6	$(4)	$2	Other current assets
Long-term derivative asset	31	(1)	30	6	—	6	Other long-term assets
Short-term derivative liability	(672)	26	(646)	(579)	4	(575)	Other current liabilities
Long-term derivative liability	(2)	1	(1)	(2)	—	(2)	Other long-term liabilities
Total derivative liability	$(606)	$—	$(606)	$(569)	$—	$(569)

4.
Share-Based Compensation

In the second quarter of 2022, Devon's stockholders approved the 2022 Plan. The 2022 Plan replaces the 2017 Plan. From the effective date of the 2022 Plan, no further awards may be made under the 2017 Plan; however, awards previously granted will continue to be governed by the terms of the respective award documents. The 2022 Plan authorizes the grant of nonqualified and incentive stock options, restricted stock awards or units and stock appreciation rights to eligible employees. Restricted stock awards or restricted stock units granted under the 2022 Plan may be subject to performance-based conditions. The 2022 Plan also authorizes the grant of nonqualified stock options, restricted stock awards or units and stock appreciation rights to non-employee directors. To

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

calculate the number of shares that may be granted in awards under the 2022 Plan, options and stock appreciation rights represent one share and other awards represent 1.74 shares.

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

	Six Months Ended June 30,
	2022	2021
G&A	$42	$40
Exploration expenses	1	—
Restructuring and transaction costs	—	21
Total	$43	$61
Related income tax benefit	$26	$—

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/21	7,656	$22.15	2,076		$24.12
Granted	1,296	$52.98	964		$44.05
Vested	(3,104)	$23.00	(1,194)		$28.91
Forfeited	(59)	$33.03	(5)		$68.68
Unvested at 6/30/22	5,789	$28.49	1,841	(1)	$31.33

(1)
A maximum of 3.7 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2022, as indicated in the previous summary table. The grants in the previous summary table also include the impact of performance share units granted in a prior year that vested higher than 100% of target due to Devon's TSR performance compared to our peers.

2022
Grant-date fair value	$68.68
Risk-free interest rate	1.81%
Volatility factor	70.1%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2022.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$109	$27
Weighted average period for recognition (years)	2.7	1.9

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring costs	$—	$23	$—	$166
Transaction costs	—	—	—	46
Total costs	$—	$23	$—	$212

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

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2021	$38	$111	$149
Changes related to prior years' restructurings	(10)	(12)	(22)
Balance as of June 30, 2022	$28	$99	$127

Balance as of December 31, 2020	$35	$137	$172
Changes related to prior years' restructurings	48	(15)	33
Balance as of June 30, 2021	$83	$122	$205

6. Other, Net

The following table summarizes Devon's other expenses (income) presented in the accompanying consolidated comprehensive statement of earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Estimated future obligation under a performance guarantee	$—	$(18)	$(96)	$(18)
Ukraine charitable pledge	—	—	20	—
Asset retirement obligation accretion	6	7	13	14
Severance and other non-income tax refunds	—	(3)	(3)	(39)
Other	4	—	15	—
Total	$10	$(14)	$(51)	$(43)

The first six months of 2022 includes a $96 million benefit related to the revision of a future obligation under a performance guarantee liability for previously divested assets. Due to improved commodity prices and market conditions, the purchaser of these assets was able to fully satisfy a $35 million obligation due in the first quarter of 2022. Further, during the first quarter of 2022, Devon also reduced the estimated future exposure of the performance guarantee by $61 million based on probability-weighted cash flows for the remainder of the contract term of four years. Additionally, the first six months of 2021 included an $18 million benefit related to the revision of a future obligation under a performance guarantee liability for which the purchaser of these assets was able to partially satisfy an obligation.

The first six months of 2022 also includes a $20 million pledge for humanitarian relief for the Ukrainian people and surrounding countries supporting refugees.

During the first six months of 2021, Devon received severance and other non-income tax refunds of $39 million.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings before income taxes	$2,495	$304	$3,757	$272

Current income tax expense	$252	$19	$355	$14
Deferred income tax expense (benefit)	305	24	469	(219)
Total income tax expense (benefit)	$557	$43	$824	$(205)

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	1%	0%	1%	1%
Subsidiary reorganization	0%	6%	0%	7%
Deferred tax asset valuation allowance	0%	(19%)	0%	(116%)
Other	0%	6%	0%	12%
Effective income tax rate	22%	14%	22%	(75%)

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

Pursuant to the tax sharing agreement with The Williams Companies, Inc. ("Williams") assumed in the Merger, Devon has remained responsible for the tax from audit adjustments related to the WPX business for periods prior to WPX’s spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams was audited by the Internal Revenue Service (“IRS”) during which the IRS proposed adjustments related to the WPX business. After a lengthy appeals process, these matters were effectively settled with the IRS during the second quarter of 2022 upon review and approval by the Joint Committee on Taxation. Accordingly, Devon believes these matters have now been effectively settled with no material impacts to Devon.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.
Net Earnings Per Share

The following table reconciles net earnings and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings:
Net earnings	$1,932	$256	$2,921	$469
Attributable to participating securities	(17)	(3)	(33)	(5)
Basic and diluted earnings	$1,915	$253	$2,888	$464
Common shares:
Common shares outstanding - total	658	677	661	666
Attributable to participating securities	(6)	(6)	(7)	(6)
Common shares outstanding - basic	652	671	654	660
Dilutive effect of potential common shares issuable	2	2	2	2
Common shares outstanding - diluted	654	673	656	662
Net earnings per share:
Basic	$2.94	$0.38	$4.42	$0.70
Diluted	$2.93	$0.38	$4.40	$0.70

9. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(131)	$(104)	$(132)	$(127)
Recognition of net actuarial loss and prior service cost in earnings (1)	2	—	3	1
Settlement of pension benefits (2)	—	3	—	18
Other (3)	—	—	—	7
Income tax expense	(1)	—	(1)	—
Accumulated other comprehensive loss, net of tax	$(130)	$(101)	$(130)	$(101)

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.
Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Changes in assets and liabilities, net:
Accounts receivable	$(346)	$(100)	$(803)	$(163)
Other current assets	(85)	88	(21)	78
Other long-term assets	9	(14)	75	(24)
Accounts payable and revenues and royalties payable	540	72	787	88
Other current liabilities	93	52	101	19
Other long-term liabilities	(13)	(81)	(84)	(108)
Total	$198	$17	$55	$(110)
Supplementary cash flow data:
Interest paid	$85	$105	$185	$219
Income taxes paid (refunded)	$133	$(106)	$110	$(112)

11.
Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2022	December 31, 2021
Oil, gas and NGL sales	$1,520	$984
Joint interest billings	192	158
Marketing and midstream revenues	602	370
Other	42	38
Gross accounts receivable	2,356	1,550
Allowance for doubtful accounts	(8)	(7)
Net accounts receivable	$2,348	$1,543

12. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2022	December 31, 2021
Property and equipment:
Proved	$39,216	$38,051
Unproved and properties under development	937	1,081
Total oil and gas	40,153	39,132
Less accumulated DD&A	(26,565)	(25,596)
Oil and gas property and equipment, net	13,588	13,536
Other property and equipment	2,224	2,139
Less accumulated DD&A	(699)	(667)
Other property and equipment, net (1)	1,525	1,472
Property and equipment, net	$15,113	$15,008

(1)
$122 million and $111 million related to CDM in 2022 and 2021, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	June 30, 2022	December 31, 2021
8.25% due August 1, 2023	$242	$242
5.25% due September 15, 2024	472	472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	126	149
Debt issuance costs	(28)	(30)
Total long-term debt	$6,461	$6,482

Retirement of Senior Notes

In the first six months of 2021, Devon redeemed $43 million of the 6.00% senior notes due 2022, $175 million of the 5.875% senior notes due 2028, $315 million of the 4.50% senior notes due 2030, $210 million of the 5.35% senior notes due 2027 and $500 million of the 5.75% senior notes due 2026. In the first six months of 2021, Devon recognized $30 million of gains on early retirement of debt, consisting of $89 million of non-cash premium accelerations, partially offset by $59 million of cash retirement costs. The gain on early retirement is included in net financing costs in the consolidated comprehensive statements of earnings.

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of June 30, 2022, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of June 30, 2022, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 23.9%.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest based on debt outstanding	$93	$98	$185	$203
Gain on early retirement of debt	—	(10)	—	(30)
Interest income	(2)	—	(3)	(1)
Other	(7)	(8)	(13)	(15)
Total net financing costs	$84	$80	$169	$157

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$207	$29	$236	$211	$24	$235
Lease liabilities:
Current lease liabilities (1)	$8	$18	$26	$8	$18	$26
Long-term lease liabilities	248	11	259	247	5	252
Total lease liabilities	$256	$29	$285	$255	$23	$278

(1) Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2022	2021
Asset retirement obligations as of beginning of period	$485	$369
Assumed WPX obligations	—	98
Liabilities incurred	15	20
Liabilities settled and divested	(9)	(47)
Revision of estimated obligation	(35)	11
Accretion expense on discounted obligation	13	14
Asset retirement obligations as of end of period	469	465
Less current portion	17	15
Asset retirement obligations, long-term	$452	$450

During the first six months of 2022, Devon reduced its asset retirement obligations by $35 million primarily due to extended retirement dates for oil and gas assets, partially offset by inflation-driven increases to current settlement costs.

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

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
2021:
Fourth quarter	13,983	$589	$42.15
2022:
First quarter	3,979	$230	$57.74
Second quarter	5,052	318	$63.07
Total plan	23,014	$1,137	$49.44

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

Upon completion of the Merger, Devon continued its commitment to pay a quarterly dividend at a fixed rate and instituted a variable quarterly dividend, which is dependent on quarterly cash flows, among other factors. Devon raised its fixed quarterly dividend by 45%, to $0.16 per share, beginning in the first quarter of 2022 and again by 13%, to $0.18 per share, beginning in the third quarter of 2022. The following table summarizes Devon’s fixed and variable dividends for the first six months of 2022 and 2021, respectively.

	Fixed	Variable	Total	Rate Per Share
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Total year-to-date	$214	$1,283	$1,497
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Total year-to-date	$151	$281	$432

In August 2022, Devon announced a cash dividend in the amount of $1.55 per share payable in the third quarter of 2022. The dividend consists of an $0.18 per share fixed quarterly dividend and a $1.37 per share variable quarterly dividend and will total approximately $1.0 billion.

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of June 30, 2022, Devon has accrued approximately $25 million in other current liabilities pertaining to such royalty matters.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2022 and December 31, 2021, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2022 assets (liabilities):
Cash equivalents	$3,063	$3,063	$3,063	$—	$—
Commodity derivatives	$41	$41	$—	$41	$—
Commodity derivatives	$(647)	$(647)	$—	$(647)	$—
Debt	$(6,461)	$(6,440)	$—	$(6,440)	$—
Contingent earnout payments	$129	$129	$—	$—	$129
December 31, 2021 assets (liabilities):
Cash equivalents	$1,421	$1,421	$1,421	$—	$—
Commodity derivatives	$8	$8	$—	$8	$—
Commodity derivatives	$(577)	$(577)	$—	$(577)	$—
Debt	$(6,482)	$(7,644)	$—	$(7,644)	$—
Contingent earnout payments	$184	$184	$—	$—	$184

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2022, compared to previous periods and in our financial condition and liquidity since December 31, 2021. For information regarding our critical accounting policies and estimates, see our 2021 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

The Merger has helped us become a leading unconventional oil producer in the U.S., with an asset base underpinned by premium acreage in the economic core of the Delaware Basin. This strategic combination accelerated our transition to a cash-return business model, including the implementation of a fixed plus variable dividend strategy. In July 2022, we acquired additional producing properties and leasehold interests in the Williston Basin that are complementary to our existing acreage, offer operational synergies and add high-quality inventory. We remain focused on building economic value by executing on our strategic priorities of moderating growth, emphasizing capital efficiencies, maintaining and improving operational and corporate synergies, reducing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•
Second quarter oil production totaled 300 MBbls/d, exceeding our plan by 3%.
•
As of June 30, 2022, completed approximately 57% of our authorized $2.0 billion share repurchase program, with approximately 23 million of our common shares repurchased for approximately $1.1 billion, or $49.44 per share since inception of the plan.
•
Exited the second quarter with $6.5 billion of liquidity, including $3.5 billion of cash, with no debt maturities until the third quarter of 2023.
•
Generated $2.7 billion of operating cash flow in the second quarter of 2022 and $4.5 billion in the first six months of 2022.
•
Announced a 13% increase to the fixed dividend beginning in the third quarter of 2022.
•
Including variable dividends, paid dividends of approximately $1.5 billion in the first six months of 2022 and have declared $1.0 billion of dividends to be paid in the third quarter of 2022.

We remain committed to capital discipline and delivering the objectives that underpin our current plan. Those objectives prioritize value creation through moderated capital investment and production growth, particularly with a view of the steep backwardation in commodity prices, supply chain constraints and the economic uncertainty arising from recent geopolitical events.

Commodity prices strengthened throughout 2021 and oil prices have continued to remain high in the first six months of 2022, which has significantly improved our earnings and cash flow generation. The increase in commodity prices during 2021 was primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic, as well as OPEC+ and other oil and natural gas producers not rapidly increasing production levels. The military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has further exacerbated supply shortages, causing oil prices to increase even more during the first six months of 2022.

Trends of our quarterly earnings, operating cash flow, EBITDAX and capital expenditures are shown below. “Core earnings” and “EBITDAX” are financial measures not prepared in accordance with GAAP. For a description of these measures, including reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

Our earnings increased from the first quarter of 2022 to the second quarter of 2022 primarily due to higher commodity prices as well as higher sold volumes resulting from winter weather downtime experienced in the first quarter of 2022. WTI and Henry Hub increased 15% and 45%, respectively, from the first quarter of 2022 to the second quarter of 2022. This contributed to a 19% increase in our unhedged combined realized prices.

Our net earnings in recent quarters have been significantly impacted by non-cash adjustments to the value of our commodity hedges. Net earnings in the second quarter of 2021 and the first quarter of 2022 each included a hedge valuation loss, net of tax of $0.3 billion. Net earnings in the fourth quarter of 2021 and second quarter of 2022 each included a hedge valuation gain, net of tax of $0.4 billion and $0.2 billion, respectively. Excluding these amounts, our core earnings have been more stable over recent quarters and continue to trend upward while remaining sensitive to volatile commodity prices.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. Our cash flow and EBITDAX have continued to trend upward primarily due to improved commodity prices and overall market conditions as well as strong operating performance.

We exited the second quarter of 2022 with $6.5 billion of liquidity, comprised of $3.5 billion of cash and $3.0 billion of available credit under our Senior Credit Facility. We currently have $6.5 billion of debt outstanding with no maturities until August 2023. We currently have approximately 25% and 30% of our anticipated remaining 2022 oil and gas production hedged, respectively.

These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub and NYMEX last day natural gas indices. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

As commodity prices and our operating performance strengthen and bolster our financial condition, we have authorized opportunistic repurchases of up to $2.0 billion of our common shares with an expiration date of May 4, 2023. We repurchased approximately 5.1 million shares in the second quarter of 2022 for approximately $318 million, or $63.07 per share. As of June 30, 2022, we have repurchased approximately 23.0 million shares for approximately $1.1 billion, or $49.44 per share, since the inception of the program. Additionally, we continue funding our fixed plus variable dividends, which totaled $1.5 billion in the first six months of 2022. We recently declared a dividend payable in the third quarter of 2022 for $1.0 billion and increased our fixed dividend by 13% beginning in the third quarter of 2022.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q2 2022 vs. Q1 2022

Our second quarter 2022 net earnings were $1.9 billion, compared to net earnings of $1.0 billion for the first quarter of 2022. The graph below shows the change in net earnings from the first quarter of 2022 to the second quarter of 2022. The material changes are further discussed by category on the following pages.

Production Volumes

	Q2 2022	% of Total	Q1 2022	Change
Oil (MBbls/d)
Delaware Basin	222	74%	209	6%
Anadarko Basin	14	5%	14	-5%
Williston Basin	27	9%	32	-13%
Eagle Ford	19	6%	17	9%
Powder River Basin	14	5%	12	12%
Other	4	1%	4	11%
Total	300	100%	288	4%

	Q2 2022	% of Total	Q1 2022	Change
Gas (MMcf/d)
Delaware Basin	618	64%	561	10%
Anadarko Basin	212	22%	210	1%
Williston Basin	52	6%	54	-4%
Eagle Ford	60	6%	61	-2%
Powder River Basin	18	2%	19	-3%
Other	1	0%	1	13%
Total	961	100%	906	6%

	Q2 2022	% of Total	Q1 2022	Change
NGLs (MBbls/d)
Delaware Basin	111	71%	92	21%
Anadarko Basin	25	16%	25	-2%
Williston Basin	9	6%	8	17%
Eagle Ford	9	6%	9	10%
Powder River Basin	2	1%	2	2%
Other	—	0%	—	N/M
Total	156	100%	136	15%

	Q2 2022	% of Total	Q1 2022	Change
Combined (MBoe/d)
Delaware Basin	436	71%	394	11%
Anadarko Basin	74	12%	75	-1%
Williston Basin	45	7%	48	-6%
Eagle Ford	38	6%	36	6%
Powder River Basin	19	3%	18	8%
Other	4	1%	4	-4%
Total	616	100%	575	7%

From the first quarter of 2022 to the second quarter of 2022, the change in volumes contributed to a $224 million increase in earnings. The increase in volumes was primarily due to new well activity in the Delaware Basin as well as winter weather downtime experienced in the first quarter of 2022. We expect volumes to increase approximately 15 MBoe/d in the third quarter of 2022 due to the acquired Williston Basin assets in July 2022.

Realized Prices

	Q2 2022	Realization	Q1 2022	Change
Oil (per Bbl)
WTI index	$108.70		$94.45	15%
Realized price, unhedged	$108.93	100%	$92.94	17%
Cash settlements	$(13.13)		$(11.32)
Realized price, with hedges	$95.80	88%	$81.62	17%

	Q2 2022	Realization	Q1 2022	Change
Gas (per Mcf)
Henry Hub index	$7.17		$4.96	45%
Realized price, unhedged	$6.37	89%	$3.77	69%
Cash settlements	$(1.31)		$(0.62)
Realized price, with hedges	$5.06	71%	$3.15	61%

	Q2 2022	Realization	Q1 2022	Change
NGLs (per Bbl)
WTI index	$108.70		$94.45	15%
Realized price, unhedged	$40.28	37%	$37.76	7%
Cash settlements	$—		$—
Realized price, with hedges	$40.28	37%	$37.76	7%

	Q2 2022	Q1 2022	Change
Combined (per Boe)
Realized price, unhedged	$73.13	$61.40	19%
Cash settlements	$(8.43)	$(6.65)
Realized price, with hedges	$64.70	$54.75	18%

From the first quarter of 2022 to the second quarter of 2022, realized prices contributed to a $701 million increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by hedge cash settlements related to oil and gas commodities.

We currently have approximately 25% and 30% of our anticipated remaining 2022 oil and gas production hedged, respectively.

Hedge Settlements

	Q2 2022	Q1 2022	Change
	Q
Oil	$(358)	$(293)	-22%
Natural gas	(114)	(51)	-124%
Total cash settlements (1)	$(472)	$(344)	-37%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q2 2022	Q1 2022	Change
LOE	$255	$224	14%
Gathering, processing & transportation	177	161	10%
Production taxes	278	214	30%
Property taxes	19	19	0%
Total	$729	$618	18%
Per Boe:
LOE	$4.56	$4.33	5%
Gathering, processing & transportation	$3.15	$3.11	2%
Percent of oil, gas and NGL sales:
Production taxes	6.8%	6.7%	0%

Production expenses increased from the first quarter of 2022 to the second quarter of 2022 primarily due to higher volumes. Production taxes also increased due to higher commodity prices.

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

	Q2 2022	$ per BOE	Q1 2022	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$2,511	$63.32	$1,877	$52.99
Anadarko Basin	277	$41.15	204	$30.31
Williston Basin	224	$54.56	207	$47.65
Eagle Ford	206	$59.71	158	$48.92
Powder River Basin	119	$68.41	86	$54.32
Other	34	N/M	25	N/M
Total	$3,371	$60.12	$2,557	$49.45

DD&A

	Q2 2022	Q1 2022	Change
Oil and gas per Boe	$9.02	$8.95	1%

Oil and gas	$506	$463	9%
Other property and equipment	22	26	-16%
Total	$528	$489	8%

DD&A increased in the second quarter of 2022 primarily due to higher volumes resulting from new well activity and winter weather downtime experienced in the first quarter of 2022.

General and Administrative Expense

	Q2 2022	Q1 2022	Change
G&A per Boe	$1.51	$1.82	-17%

Labor and benefits	$44	$58	-24%
Non-labor	40	36	11%
Total	$84	$94	-11%

G&A decreased in the second quarter of 2022 due to lower labor and benefit costs. The G&A per BOE rate also decreased in the second quarter of 2022 due to higher volumes resulting from new well activity and winter weather downtime experienced in the first quarter of 2022.

Other Items

	Q2 2022	Q1 2022	Change in earnings
Commodity hedge valuation changes (1)	$302	$(339)	$641
Marketing and midstream operations	(4)	(4)	—
Exploration expenses	10	2	(8)
Asset dispositions	(14)	(1)	13
Net financing costs	84	85	1
Other, net	10	(61)	(71)
			$576
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

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q2 2022	Q1 2022
Current expense	$252	$103
Deferred expense	305	164
Total expense	$557	$267
Effective income tax rate	22%	21%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

June 30, YTD 2022 vs. June 30, YTD 2021

Our six months ended June 30, 2022 net earnings were $2.9 billion, compared to net earnings of $477 million for the first six months ended June 30, 2021. The graph below shows the change in net earnings from the six months ended June 30, 2021 to the six months ended June 30, 2022. The material changes are further discussed by category on the following pages.

Production Volumes

	Six Months Ended June 30,
	2022	% of Total	2021	Change
Oil (MBbls/d)
Delaware Basin	216	74%	181	19%
Anadarko Basin	14	5%	15	-5%
Williston Basin	29	10%	45	-35%
Eagle Ford	18	6%	17	5%
Powder River Basin	13	4%	16	-21%
Other	4	1%	5	-15%
Total	294	100%	279	5%

	Six Months Ended June 30,
	2022	% of Total	2021	Change
Gas (MMcf/d)
Delaware Basin	589	63%	492	20%
Anadarko Basin	211	23%	213	-1%
Williston Basin	53	6%	55	-4%
Eagle Ford	61	6%	53	16%
Powder River Basin	19	2%	21	-12%
Other	1	0%	2	-64%
Total	934	100%	836	12%

	Six Months Ended June 30,
	2022	% of Total	2021	Change
NGLs (MBbls/d)
Delaware Basin	101	69%	71	43%
Anadarko Basin	25	17%	23	7%
Williston Basin	9	6%	9	-2%
Eagle Ford	9	6%	8	17%
Powder River Basin	2	2%	3	-19%
Other	—	0%	—	N/M
Total	146	100%	114	28%

	Six Months Ended June 30,
	2022	% of Total	2021	Change
Combined (MBoe/d)
Delaware Basin	415	70%	334	24%
Anadarko Basin	74	12%	74	1%
Williston Basin	47	8%	63	-26%
Eagle Ford	37	6%	33	10%
Powder River Basin	18	3%	23	-19%
Other	4	1%	6	-23%
Total	595	100%	533	12%

From the six months ended 2021 to the six months ended 2022, the change in volumes contributed to a $341 million increase in earnings. The increase in volumes was primarily due to continued development in the Delaware Basin as well as increased activity in Eagle Ford. These increases were partially offset by lower volumes in the Williston Basin and Powder River Basin primarily due to natural declines.

Realized Prices

	Six Months Ended June 30,
	2022	Realization	2021	Change
Oil (per Bbl)
WTI index	$101.57		$61.95	64%
Realized price, unhedged	$101.14	100%	$59.65	70%
Cash settlements	$(12.25)		$(11.30)
Realized price, with hedges	$88.89	88%	$48.35	84%

	Six Months Ended June 30,
	2022	Realization	2021	Change
Gas (per Mcf)
Henry Hub index	$6.06		$2.77	119%
Realized price, unhedged	$5.11	84%	$2.58	98%
Cash settlements	$(0.97)		$(0.15)
Realized price, with hedges	$4.14	68%	$2.43	70%

	Six Months Ended June 30,
	2022	Realization	2021	Change
NGLs (per Bbl)
WTI index	$101.57		$61.95	64%
Realized price, unhedged	$39.11	39%	$24.37	60%
Cash settlements	$—		$(0.23)
Realized price, with hedges	$39.11	39%	$24.14	62%

	Six Months Ended June 30,
	2022	2021	Change
Combined (per Boe)
Realized price, unhedged	$67.50	$40.54	67%
Cash settlements	$(7.57)	$(6.21)
Realized price, with hedges	$59.93	$34.33	75%

From the six months ended 2021 to the six months ended 2022, realized prices contributed to a $3.0 billion increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by hedge cash settlements related to oil and gas commodities.

Hedge Settlements

	Six Months Ended June 30,
	2022	2021	Change
Oil	$(651)	$(572)	-14%
Natural gas	(165)	(22)	-650%
NGL	—	(5)	N/M
Total cash settlements (1)	$(816)	$(599)	-36%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Six Months Ended June 30,
	2022	2021	Change
LOE	$479	$409	17%
Gathering, processing & transportation	338	276	22%
Production taxes	492	260	89%
Property taxes	38	26	46%
Total	$1,347	$971	39%
Per Boe:
LOE	$4.45	$4.24	5%
Gathering, processing & transportation	$3.13	$2.86	9%
Percent of oil, gas and NGL sales:
Production taxes	6.8%	6.7%	1%

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

	Six Months Ended June 30,
	2022	$ per BOE	2021	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$4,388	$58.45	$1,997	$33.00
Anadarko Basin	481	$35.73	230	$17.20
Williston Basin	431	$51.01	358	$31.42
Eagle Ford	364	$54.49	178	$29.50
Powder River Basin	205	$61.67	141	$34.36
Other	59	N/M	36	N/M
Total	$5,928	$55.00	$2,940	$30.48

DD&A

	Six Months Ended June 30,
	2022	2021	Change
Oil and gas per Boe	$8.99	$9.83	-9%

Oil and gas	$969	$949	2%
Other property and equipment	48	54	-12%
Total	$1,017	$1,003	1%

DD&A increased primarily due to higher volumes which was partially offset by lower DD&A rates. The decrease in DD&A rates was primarily due to increases to oil, gas and NGL reserve estimates at December 31, 2021, resulting from higher prices.

General and Administrative Expense

	Six Months Ended June 30,
	2022	2021	Change
G&A per Boe	$1.66	$2.08	-20%

Labor and benefits	$102	$132	-23%
Non-labor	76	69	10%
Total	$178	$201	-11%

General and administrative expenses decreased primarily due to synergies resulting from the Merger.

Other Items

	Six Months Ended June 30,
	2022	2021	Change in earnings
Commodity hedge valuation changes (1)	$(37)	$(632)	$595
Marketing and midstream operations	(8)	(20)	12
Exploration expenses	12	6	(6)
Asset dispositions	(15)	(119)	(104)
Net financing costs	169	157	(12)
Restructuring and transaction costs	—	212	212
Other, net	(51)	(43)	8
			$705
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

Asset dispositions include $65 million and $35 million in the first six months of 2021 related to the re-valuation of contingent earnout payments associated with our divested Barnett Shale assets and the sale of non-core assets in the Rockies, respectively. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Net financing costs include a $30 million gain in the first six months of 2021 related to debt retirements. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs in the first six months of 2021 reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Six Months Ended June 30,
	2022	2021
Current expense	$355	$14
Deferred expense (benefit)	469	(219)
Total expense (benefit)	$824	$(205)
Effective income tax rate	22%	(75%)

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flow	$2,678	$1,093	$4,515	$1,685
WPX acquired cash	—	—	—	344
Acquisitions of property and equipment	(100)	(5)	(101)	(5)
Divestitures of property and equipment	9	49	35	64
Capital expenditures	(573)	(504)	(1,110)	(1,003)
Equity method investment activity, net	(6)	8	(20)	18
Debt activity, net	—	(742)	—	(1,302)
Repurchases of common stock	(324)	—	(535)	—
Common stock dividends	(830)	(229)	(1,497)	(432)
Noncontrolling interest activity, net	(5)	(2)	(13)	(30)
Other	(17)	(7)	(88)	(37)
Net change in cash, cash equivalents and restricted cash	$832	$(339)	$1,186	$(698)
Cash, cash equivalents and restricted cash at end of period	$3,457	$1,539	$3,457	$1,539

Operating Cash Flow and WPX Acquired Cash

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow more than doubled during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to significantly increased commodity prices as well as higher volumes for the first six months of 2022 compared to 2021.

Acquisitions of Property and Equipment

During the first six months of 2022, we paid an $87 million deposit towards the acquisition of producing properties and leasehold interests located in the Williston Basin, which was completed in July 2022. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property and Equipment

During the first six months of 2022 and 2021, we received contingent consideration related to asset divestitures and sold non-core assets, respectfully. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended June 30,		Six months Ended June 30,
	2022	2021	2022	2021
Delaware Basin	$412	$378	$807	$775
Anadarko Basin	32	9	42	18
Williston Basin	16	18	39	46
Eagle Ford	33	29	59	43
Powder River Basin	28	7	61	40
Other	3	—	6	—
Total oil and gas	524	441	1,014	922
Midstream	28	43	57	48
Other	21	20	39	33
Total capital expenditures	$573	$504	$1,110	$1,003

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our 2022 capital expenditures represent approximately 25% of our operating cash flow.

Equity Method Investments

During the first six months of 2022 and 2021, Devon received distributions from our equity method investments of $23 million and $18 million, respectively. Devon contributed $43 million to our equity method investments during the first six months of 2022.

Debt Activity

Subsequent to the Merger closing, we redeemed $1.2 billion of senior notes in the first half of 2021. We also paid $59 million of cash retirement costs related to these redemptions.

Shareholder Distributions and Stock Activity

We repurchased approximately 9.0 million shares of common stock for $548 million in the first half of 2022 under the share repurchase program authorized by our Board of Directors. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the second quarter and total for the first six months of 2022 and 2021. In February 2022, our Board of Directors increased our fixed dividend rate by 45% to $0.16 per share and again by 13% to $0.18 per share beginning in the third quarter of 2022. In addition to the fixed quarterly dividend, we paid a variable dividend in the first and second quarters of 2022 and 2021.

	Fixed	Variable	Total	Rate Per Share
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Total year-to-date	$214	$1,283	$1,497
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Total year-to-date	$151	$281	$432

Noncontrolling Interest Activity, net

During the first six months of 2022 and 2021, we distributed $13 million and $9 million, respectively, to our noncontrolling interests in CDM. During the first six months of 2021, we received contributions of $3 million related to our noncontrolling interests in CDM.

In the first quarter of 2021, we paid $24 million to purchase the noncontrolling interest portion of a partnership that WPX had formed to acquire minerals in the Delaware Basin.

Liquidity

The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, we, like all upstream operators, must continually make capital investments to grow and even sustain production. Generally, our capital investments are focused on drilling and completing new wells and maintaining production from existing wells. At opportunistic times, we also acquire operations and properties from other operators or landowners to enhance our existing portfolio of assets.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the second quarter of 2022, we held approximately $3.5 billion of cash, inclusive of approximately $140 million of cash restricted primarily for retained obligations related to divested assets. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of June 30, 2022 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Credit Availability

As of June 30, 2022, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2022, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

Fixed Plus Variable Dividend

We are committed to a “fixed plus variable” dividend strategy. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. In February 2022, our Board of Directors increased our quarterly fixed dividend rate by 45% to $0.16 per share. We will raise it again by 13% to $0.18 per share beginning in the third quarter of 2022. In addition to the fixed quarterly dividend, we may pay a variable dividend up to 50% of our excess free cash flow, which is a non-GAAP measure. Each quarter’s excess free cash flow is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In August 2022, Devon announced a cash dividend in the amount of $1.55 per share payable in the third quarter of 2022. The dividend consists of an $0.18 per share fixed quarterly dividend and a $1.37 per share variable quarterly dividend and will total approximately $1.0 billion.

Share Repurchases

In May 2022, our Board of Directors increased our share repurchase program by $0.4 billion to a total authorized amount of $2.0 billion, and extended the expiration date to May 4, 2023. Through July 2022, we had executed $1.2 billion of the authorized program.

Acquisitions

In July 2022, Devon completed our acquisition of producing properties and leasehold interest in the Williston Basin for cash consideration of approximately $830 million, net of purchase price adjustments.

Capital Expenditures

Our 2022 exploration and development budget for the remainder of 2022 is expected to range from approximately $1.2 billion to $1.4 billion.

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

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended June 30,				Six Months Ended June 30,
	Before Tax	After Tax	After NCI	Per Diluted Share	Before Tax	After Tax	After NCI	Per Diluted Share
2022
Earnings attributable to Devon (GAAP)	$2,495	$1,938	$1,932	$2.93	$3,757	$2,933	$2,921	$4.40
Adjustments:
Asset dispositions	(14)	(11)	(11)	(0.02)	(15)	(11)	(11)	(0.02)
Asset and exploration impairments	8	6	6	0.01	8	6	6	0.01
Deferred tax asset valuation allowance	—	10	10	0.02	—	16	16	0.02
Fair value changes in financial instruments	(299)	(230)	(230)	(0.35)	39	30	30	0.05
Core earnings attributable to Devon (Non-GAAP)	$2,190	$1,713	$1,707	$2.59	$3,789	$2,974	$2,962	$4.46
2021
Earnings attributable to Devon (GAAP)	$304	$261	$256	$0.38	$272	$477	$469	$0.70
Adjustments:
Asset dispositions	(87)	(67)	(67)	(0.10)	(119)	(91)	(91)	(0.13)
Asset and exploration impairments	1	1	1	—	2	1	1	—
Deferred tax asset valuation allowance	—	(115)	(115)	(0.17)	—	(378)	(378)	(0.57)
Change in tax legislation	—	62	62	0.09	—	62	62	0.09
Fair value changes in financial instruments and foreign currency	334	258	258	0.38	628	483	483	0.72
Restructuring and transaction costs	23	21	21	0.03	212	183	183	0.28
Early retirement of debt	(10)	(8)	(8)	(0.01)	(30)	(23)	(23)	(0.03)
Core earnings attributable to Devon (Non-GAAP)	$565	$413	$408	$0.60	$965	$714	$706	$1.06

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings (GAAP)	$1,938	$261	$2,933	$477
Financing costs, net	84	80	169	157
Income tax expense (benefit)	557	43	824	(205)
Exploration expenses	10	3	12	6
Depreciation, depletion and amortization	528	536	1,017	1,003
Asset dispositions	(14)	(87)	(15)	(119)
Share-based compensation	22	20	42	40
Derivative and financial instrument non-cash valuation changes	(302)	336	37	632
Restructuring and transaction costs	—	23	—	212
Accretion on discounted liabilities and other	10	(14)	(51)	(43)
EBITDAX (Non-GAAP)	2,833	1,201	4,968	2,160
Marketing and midstream revenues and expenses, net	4	(1)	8	20
Commodity derivative cash settlements	472	367	816	599
General and administrative expenses, cash-based	62	74	136	161
Field-level cash margin (Non-GAAP)	$3,371	$1,641	$5,928	$2,940

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2022, we have commodity derivatives that pertain to a portion of our estimated production for the last six months of 2022, as well as for 2023 and 2024. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2022, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $155 million.

Interest Rate Risk

As of June 30, 2022, we had total debt of $6.5 billion. All of our debt is based on fixed interest rates averaging 5.8%.

Foreign Currency Risk

We had no material foreign currency risk at June 30, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2022 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2022 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	1,352	$60.47	1,187	$709
May 1 - May 31	2,114	$65.27	2,104	$972
June 1 - June 30	1,762	$62.15	1,761	$862
Total	5,228	$62.97	5,052

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately 0.2 million shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program with an expiration date of December 31, 2022. In February 2022, we announced the expansion of this program to $1.6 billion, and in May 2022, we announced a further expansion to $2.0 billion and extended the expiration date to May 4, 2023. In the second quarter of 2022, we repurchased 5.1 million common shares for $318 million, or $63.07 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Devon Energy Corporation 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, filed June 8, 2022; File No. 333-265472).

10.2*	2022 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and all non-management directors for restricted stock awarded.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: August 2, 2022	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer