Form 10-Q
period 2022-09-30
DEVON ENERGY CORP/DE
filed 2022-11-02
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

On October 19, 2022, 653.7 million shares of common stock were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Oil, gas and NGL sales	$3,668	$2,635	$10,943	$6,546
Oil, gas and NGL derivatives	248	(335)	(605)	(1,566)
Marketing and midstream revenues	1,516	1,166	4,532	2,953
Total revenues	5,432	3,466	14,870	7,933
Production expenses	735	555	2,082	1,526
Exploration expenses	4	3	16	9
Marketing and midstream expenses	1,525	1,165	4,549	2,972
Depreciation, depletion and amortization	581	578	1,598	1,581
Asset dispositions	—	—	(15)	(119)
General and administrative expenses	95	95	273	296
Financing costs, net	67	86	236	243
Restructuring and transaction costs	—	18	—	230
Other, net	(40)	2	(91)	(41)
Total expenses	2,967	2,502	8,648	6,697
Earnings before income taxes	2,465	964	6,222	1,236
Income tax expense (benefit)	565	120	1,389	(85)
Net earnings	1,900	844	4,833	1,321
Net earnings attributable to noncontrolling interests	7	6	19	14
Net earnings attributable to Devon	$1,893	$838	$4,814	$1,307
Net earnings per share:
Basic net earnings per share:	$2.89	$1.24	$7.30	$1.95
Diluted net earnings per share:	$2.88	$1.24	$7.28	$1.95
Comprehensive earnings:
Net earnings	$1,900	$844	$4,833	$1,321
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	3	27
Other comprehensive earnings, net of tax	1	1	3	27
Comprehensive earnings:	1,901	845	4,836	1,348
Comprehensive earnings attributable to noncontrolling interests	7	6	19	14
Comprehensive earnings attributable to Devon	$1,894	$839	$4,817	$1,334

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,900	$844	$4,833	$1,321
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	581	578	1,598	1,581
Leasehold impairments	2	1	10	3
Amortization of liabilities	(8)	(7)	(23)	(21)
Total (gains) losses on commodity derivatives	(248)	335	605	1,566
Cash settlements on commodity derivatives	(363)	(370)	(1,179)	(969)
Gains on asset dispositions	—	—	(15)	(119)
Deferred income tax expense (benefit)	445	119	914	(100)
Share-based compensation	22	19	65	80
Early retirement of debt	—	—	—	(30)
Other	8	11	(9)	13
Changes in assets and liabilities, net	(235)	68	(180)	(42)
Net cash from operating activities	2,104	1,598	6,619	3,283
Cash flows from investing activities:
Capital expenditures	(628)	(474)	(1,738)	(1,477)
Acquisitions of property and equipment	(2,465)	(10)	(2,566)	(15)
Divestitures of property and equipment	4	1	39	65
WPX acquired cash	—	—	—	344
Distributions from investments	7	9	30	27
Contributions to investments	(16)	—	(59)	—
Net cash from investing activities	(3,098)	(474)	(4,294)	(1,056)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(1,243)
Early retirement of debt	—	—	—	(59)
Repurchases of common stock	(126)	—	(661)	—
Dividends paid on common stock	(1,007)	(329)	(2,504)	(761)
Contributions from noncontrolling interests	—	1	—	4
Distributions to noncontrolling interests	(9)	(6)	(22)	(15)
Acquisition of noncontrolling interests	—	—	—	(24)
Shares exchanged for tax withholdings and other	(1)	(3)	(86)	(45)
Net cash from financing activities	(1,143)	(337)	(3,273)	(2,143)
Effect of exchange rate changes on cash	(10)	(5)	(13)	—
Net change in cash, cash equivalents and restricted cash	(2,147)	782	(961)	84
Cash, cash equivalents and restricted cash at beginning of period	3,457	1,539	2,271	2,237
Cash, cash equivalents and restricted cash at end of period	$1,310	$2,321	$1,310	$2,321

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,166	$2,144	$1,166	$2,144
Restricted cash	144	177	144	177
Total cash, cash equivalents and restricted cash	$1,310	$2,321	$1,310	$2,321

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,310	$2,271
Accounts receivable	2,061	1,543
Other current assets	638	435
Total current assets	4,009	4,249
Oil and gas property and equipment, based on successful efforts accounting, net	16,258	13,536
Other property and equipment, net ($119 million and $111 million related to CDM in 2022 and 2021, respectively)	1,535	1,472
Total property and equipment, net	17,793	15,008
Goodwill	753	753
Right-of-use assets	232	235
Investments	431	402
Other long-term assets	339	378
Total assets	$23,557	$21,025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$761	$500
Revenues and royalties payable	1,810	1,456
Short-term debt	255	—
Other current liabilities	634	1,131
Total current liabilities	3,460	3,087
Long-term debt	6,196	6,482
Lease liabilities	259	252
Asset retirement obligations	498	468
Other long-term liabilities	941	1,050
Deferred income taxes	1,196	287
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 654 million and 663 million shares in 2022 and 2021, respectively	65	66
Additional paid-in capital	6,956	7,636
Retained earnings	3,981	1,692
Accumulated other comprehensive loss	(129)	(132)
Total stockholders’ equity attributable to Devon	10,873	9,262
Noncontrolling interests	134	137
Total equity	11,007	9,399
Total liabilities and equity	$23,557	$21,025

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended September 30, 2022
Balance as of June 30, 2022	656	$66	$7,060	$3,107	$(130)	$(13)	$136	$10,226
Net earnings	—	—	—	1,893	—	—	7	1,900
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	—	—	1	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(115)	—	(115)
Common stock retired	(2)	(1)	(127)	—	—	128	—	—
Common stock dividends	—	—	—	(1,019)	—	—	—	(1,019)
Share-based compensation	—	—	22	—	—	—	—	22
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance as of September 30, 2022	654	$65	$6,956	$3,981	$(129)	$—	$134	$11,007
Three Months Ended September 30, 2021
Balance as of June 30, 2021	677	$68	$8,189	$243	$(101)	$—	$136	$8,535
Net earnings	—	—	—	838	—	—	6	844
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	—	—	—	—	—	(1)	—	(1)
Common stock retired	—	—	(1)	—	—	1	—	—
Common stock dividends	—	—	—	(331)	—	—	—	(331)
Share-based compensation	—	—	19	—	—	—	—	19
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance as of September 30, 2021	677	$68	$8,206	$750	$(100)	$—	$137	$9,061
Nine Months Ended September 30, 2022
Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	4,814	—	—	19	4,833
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	1	2	—	—	—	—	3
Common stock repurchased	—	—	—	—	—	(749)	—	(749)
Common stock retired	(12)	(2)	(747)	—	—	749	—	—
Common stock dividends	—	—	—	(2,525)	—	—	—	(2,525)
Share-based compensation	1	—	65	—	—	—	—	65
Distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Balance as of September 30, 2022	654	$65	$6,956	$3,981	$(129)	$—	$134	$11,007
Nine Months Ended September 30, 2021
Balance as of December 31, 2020	382	$38	$2,766	$208	$(127)	$—	$134	$3,019
Net earnings	—	—	—	1,307	—	—	14	1,321
Other comprehensive earnings, net of tax	—	—	—	—	27	—	—	27
Restricted stock grants, net of cancellations	6	1	(2)	—	—	—	—	(1)
Common stock repurchased	—	—	—	—	—	(41)	—	(41)
Common stock retired	(2)	—	(41)	—	—	41	—	—
Common stock dividends	—	—	—	(765)	—	—	—	(765)
Common stock issued	290	29	5,403	—	—	—	—	5,432
Share-based compensation	1	—	80	—	—	—	—	80
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Balance as of September 30, 2021	677	$68	$8,206	$750	$(100)	$—	$137	$9,061

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2021 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2022 and 2021 and Devon’s financial position as of September 30, 2022.

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

Restricted Cash

As of September 30, 2022, Devon classified approximately $125 million of cash as restricted cash on the consolidated balance sheets for obligations retained related to the Barnett Shale assets and the Canadian business. Cash payments for these charges related to the Barnett assets and Canada business total approximately $10 million per quarter.

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

Investments

The following table presents Devon's investments.

		Carrying Amount
Investments	% Interest	September 30, 2022	December 31, 2021
Catalyst	50%	$347	$368
Other	Various	84	34
Total		$431	$402

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil	$2,515	$1,900	$7,891	$4,917
Gas	666	309	1,530	699
NGL	487	426	1,522	930
Oil, gas and NGL sales	3,668	2,635	10,943	6,546

Oil	787	649	2,515	1,758
Gas	387	196	918	477
NGL	342	321	1,099	718
Marketing and midstream revenues	1,516	1,166	4,532	2,953
Total revenues from contracts with customers	$5,184	$3,801	$15,475	$9,499

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

Acquisitions

In September 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Eagle Ford for cash consideration of approximately $1.7 billion, net of purchase price adjustments. Additionally, in July 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Williston Basin for cash consideration of approximately $830 million, net of purchase price adjustments. The total estimated proved reserves associated with these Eagle Ford and Williston Basin assets is approximately 88 MMBoe and 66 MMBoe, respectively. Both of these acquisitions were accounted for as asset acquisitions as substantially all of the fair value was concentrated in a group of similar assets. Each of the acquisitions resulted in the purchase of producing properties and leasehold interests in a defined geographical and geological area and substantially all of the assets have similar risk characteristics.

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

Barnett Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $65 million in contingent earnout payments related to this transaction in the first quarter of 2022 and could receive up to an additional $195 million in contingent earnout payments for the remaining performance periods depending on future commodity prices. The valuation of the future contingent earnout payments included within

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

other current assets and other long-term assets in the September 30, 2022 consolidated balance sheet was approximately $65 million and $60 million, respectively. The value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

3.
Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps, costless price collars and call options. Devon periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of September 30, 2022, Devon did not have any open interest rate swap contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of September 30, 2022, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not currently required to post collateral to its counterparties with respect to its open derivative positions, and we would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

Commodity Derivatives

As of September 30, 2022, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2022	35,000	$44.61	46,500	$63.47	$90.61
Q1-Q4 2023	—	$—	69,947	$69.23	$96.09

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2022	BRENT	1,000	$(7.75)
Q4 2022	NYMEX Roll	29,000	$0.45
Q1-Q4 2023	Midland Sweet	12,296	$0.52

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of September 30, 2022, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index and the end of month NYMEX index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps (1)		Price Collars (2)
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2022	125,000	$3.34	165,000	$3.16	$4.82
Q1-Q4 2023	8,658	$5.24	147,436	$3.67	$8.87
Q1-Q4 2024	—	$—	12,680	$3.50	$8.93

(1)
Related to the 2022 open positions, 25,000 MMBtu/d settle against the Inside FERC first of month Henry Hub index at an average price of $5.89 and 100,000 MMBtu/d settle against the end of month NYMEX index at an average price of $2.70. All 2023 open positions settle against the Inside FERC first of month Henry Hub index.
(2)
Price collars settle against the Inside FERC first of month Henry Hub Index.

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2022	El Paso Natural Gas	50,000	$(0.85)
Q4 2022	Houston Ship Channel	40,000	$(0.15)
Q4 2022	WAHA	70,000	$(0.57)
Q1-Q4 2023	El Paso Natural Gas	140,041	$(1.58)
Q1-Q4 2023	Houston Ship Channel	90,000	$(0.15)
Q1-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	WAHA	40,000	$(0.51)

As of September 30, 2022, Devon did not have any open NGL positions.

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The tables below present a summary of these positions as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$186	$(88)	$98	$6	$(4)	$2	Other current assets
Long-term derivative asset	63	(2)	61	6	—	6	Other long-term assets
Short-term derivative liability	(240)	88	(152)	(579)	4	(575)	Other current liabilities
Long-term derivative liability	(5)	2	(3)	(2)	—	(2)	Other long-term liabilities
Total derivative asset (liability)	$4	$—	$4	$(569)	$—	$(569)

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

	Nine Months Ended September 30,
	2022	2021
G&A	$64	$58
Exploration expenses	1	1
Restructuring and transaction costs	—	21
Total	$65	$80
Related income tax benefit	$31	$8

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/21	7,656	$22.15	2,076		$24.12
Granted	1,389	$53.43	964		$44.05
Vested	(3,182)	$23.10	(1,194)		$28.91
Forfeited	(76)	$33.88	(5)		$68.68
Unvested at 9/30/22	5,787	$28.99	1,841	(1)	$31.33

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2022.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$99	$23
Weighted average period for recognition (years)	2.6	1.7

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring costs	$—	$16	$—	$182
Transaction costs	—	2	—	48
Total costs	$—	$18	$—	$230

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

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2021	$38	$111	$149
Changes related to prior years' restructurings	(11)	(18)	(29)
Balance as of September 30, 2022	$27	$93	$120

Balance as of December 31, 2020	$35	$137	$172
Changes related to prior years' restructurings	19	(18)	1
Balance as of September 30, 2021	$54	$119	$173

6. Other, Net

The following table summarizes Devon's other expenses (income) presented in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Estimated future obligation under a performance guarantee	$(44)	$—	$(140)	$(18)
Ukraine charitable pledge	—	—	20	—
Asset retirement obligation accretion	5	7	18	21
Severance and other non-income tax refunds	—	—	(3)	(39)
Other	(1)	(5)	14	(5)
Total	$(40)	$2	$(91)	$(41)

The first nine months of 2022 includes an approximately $140 million benefit related to the revision of a future obligation under a performance guarantee liability for previously divested assets. Due to improved commodity prices and market conditions, in the third quarter of 2022, the purchaser of these assets reimbursed Devon $44 million for the shortfall payments Devon and WPX previously made on the purchaser's behalf in 2021 and 2020. Additionally, in the first quarter of 2022, the purchaser was able to fully satisfy the $35 million obligation due in 2022. Devon also reduced the estimated future exposure of the performance guarantee by $61 million in 2022 based on probability-weighted cash flows for the remainder of the contract term of four years. The first nine months of 2021 includes an $18 million benefit related to the revision of the future obligation as the purchaser was able to partially satisfy the obligation.

The first nine months of 2022 includes a $20 million pledge for humanitarian relief for the Ukrainian people and surrounding countries supporting refugees.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the first nine months of 2021, Devon received severance and other non-income tax refunds of $39 million.

7. Income Taxes

The following table presents Devon’s total income tax expense (benefit) and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings before income taxes	$2,465	$964	$6,222	$1,236

Current income tax expense	$120	$1	$475	$15
Deferred income tax expense (benefit)	445	119	914	(100)
Total income tax expense (benefit)	$565	$120	$1,389	$(85)

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	2%	0%	1%	0%
Deferred tax asset valuation allowance	0%	(9%)	0%	(33%)
Other	0%	0%	0%	5%
Effective income tax rate	23%	12%	22%	(7%)

On August 16, 2022 the Inflation Reduction Act was signed into law with an effective date beginning 2023. Devon does not expect any immediate material impacts to its income tax provision but will monitor guidance as released.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings:
Net earnings	$1,893	$838	$4,814	$1,307
Attributable to participating securities	(17)	(6)	(50)	(11)
Basic and diluted earnings	$1,876	$832	$4,764	$1,296
Common shares:
Common shares outstanding - total	655	677	658	670
Attributable to participating securities	(6)	(6)	(6)	(6)
Common shares outstanding - basic	649	671	652	664
Dilutive effect of potential common shares issuable	2	2	2	2
Common shares outstanding - diluted	651	673	654	666
Net earnings per share:
Basic	$2.89	$1.24	$7.30	$1.95
Diluted	$2.88	$1.24	$7.28	$1.95

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(130)	$(101)	$(132)	$(127)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1	4	2
Settlement of pension benefits (2)	—	—	—	18
Other (3)	—	—	—	7
Income tax expense	—	—	(1)	—
Accumulated other comprehensive loss, net of tax	$(129)	$(100)	$(129)	$(100)

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
(3)
Other includes a remeasurement of the pension obligation due to the Merger, which was partially offset by a change in mortality assumption.
10.
Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Changes in assets and liabilities, net:
Accounts receivable	$364	$(332)	$(439)	$(495)
Other current assets	(84)	(19)	(105)	58
Other long-term assets	9	14	84	(9)
Accounts payable and revenues and royalties payable	(313)	469	474	557
Other current liabilities	(208)	(49)	(107)	(30)
Other long-term liabilities	(3)	(15)	(87)	(123)
Total	$(235)	$68	$(180)	$(42)
Supplementary cash flow data:
Interest paid	$100	$100	$285	$319
Income taxes paid (refunded)	$253	$(4)	$363	$(116)

11.
Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2022	December 31, 2021
Oil, gas and NGL sales	$1,376	$984
Joint interest billings	173	158
Marketing and midstream revenues	473	370
Other	46	38
Gross accounts receivable	2,068	1,550
Allowance for doubtful accounts	(7)	(7)
Net accounts receivable	$2,061	$1,543

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2022	December 31, 2021
Property and equipment:
Proved	$41,803	$38,051
Unproved and properties under development	1,579	1,081
Total oil and gas	43,382	39,132
Less accumulated DD&A	(27,124)	(25,596)
Oil and gas property and equipment, net	16,258	13,536
Other property and equipment	2,248	2,139
Less accumulated DD&A	(713)	(667)
Other property and equipment, net (1)	1,535	1,472
Property and equipment, net	$17,793	$15,008

(1)
$119 million and $111 million related to CDM in 2022 and 2021, respectively.
13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	September 30, 2022	December 31, 2021
8.25% due August 1, 2023	$242	$242
5.25% due September 15, 2024	472	472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	115	149
Debt issuance costs	(27)	(30)
Total debt	$6,451	$6,482
Less amount classified as short-term debt	255	—
Total long-term debt	$6,196	$6,482

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

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of September 30, 2022, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

non-cash financial write-downs such as impairments. As of September 30, 2022, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 23.3%.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest based on debt outstanding	$92	$93	$277	$296
Gain on early retirement of debt	—	—	—	(30)
Interest income	(19)	(1)	(22)	(2)
Other	(6)	(6)	(19)	(21)
Total net financing costs	$67	$86	$236	$243

Interest income has increased from 2021 to 2022 primarily due to higher average cash balances and interest rates. Additionally, in the third quarter of 2022, Devon received approximately $7 million of interest income associated with reimbursements of performance guarantee obligations Devon and WPX paid in 2021 and 2020 on behalf of the purchaser of previously divested assets.

14. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$205	$27	$232	$211	$24	$235
Lease liabilities:
Current lease liabilities (1)	$8	$17	$25	$8	$18	$26
Long-term lease liabilities	249	10	259	247	5	252
Total lease liabilities	$257	$27	$284	$255	$23	$278

(1) Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2022	2021
Asset retirement obligations as of beginning of period	$485	$369
Liabilities incurred and assumed through acquisitions	62	126
Liabilities settled and divested	(13)	(52)
Revision of estimated obligation	(35)	11
Accretion expense on discounted obligation	18	21
Asset retirement obligations as of end of period	517	475
Less current portion	19	13
Asset retirement obligations, long-term	$498	$462

During the first nine months of 2022, Devon increased its asset retirement obligations by approximately $38 million due to asset acquisitions in the Eagle Ford and Williston Basin. During this same time period Devon reduced its asset retirement obligations by $35 million primarily due to extended retirement dates for oil and gas assets, partially offset by inflation-driven increases to current settlement costs. During the first nine months of 2021, Devon assumed $98 million of WPX asset retirement obligations.

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

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
2021:
Fourth quarter	13,983	$589	$42.15
2022:
First quarter	3,979	$230	$57.74
Second quarter	5,052	318	$63.07
Third quarter	1,875	113	$59.99
Total plan	24,889	$1,250	$50.23

Dividends

Upon completion of the Merger, Devon continued its commitment to pay a quarterly dividend at a fixed rate and instituted a variable quarterly dividend, which is dependent on quarterly cash flows, among other factors. Devon raised its fixed quarterly dividend by 45%, to $0.16 per share, beginning in the first quarter of 2022, and again by 13%, to $0.18 per share, beginning in the third quarter of 2022. The following table summarizes Devon’s fixed and variable dividends for the first nine months of 2022 and 2021, respectively.

	Fixed	Variable	Total	Rate Per Share
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Total year-to-date	$331	$2,173	$2,504
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Third quarter	74	255	329	$0.49
Total year-to-date	$225	$536	$761

In November 2022, Devon announced a cash dividend in the amount of $1.35 per share payable in the fourth quarter of 2022. The dividend consists of an $0.18 per share fixed quarterly dividend and a $1.17 per share variable quarterly dividend and will total approximately $880 million.

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

In November 2020, the Department of the Interior, Bureau of Safety and Environmental Enforcement ordered several oil and gas operators, including Devon, to perform decommissioning and reclamation activities related to two California offshore oil and gas production platforms and related facilities. The current operator and owner of the platforms contends that it does not have the financial ability to perform these obligations and relinquished the related federal lease in October 2020. In response to the apparent insolvency of the current operator, the government has ordered the former operators and alleged former lease record title owners to decommission the platforms and related facilities. The government contends that an alleged corporate predecessor of Devon owned a partial interest in the subject lease and platforms. Although Devon cannot predict the ultimate outcome of this matter, Devon denies any obligation to decommission the subject platforms, has appealed the order, and believes any decommissioning obligation related to the subject platforms should be assumed by others.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2022 and December 31, 2021, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2022 assets (liabilities):
Cash equivalents	$648	$648	$648	$—	$—
Commodity derivatives	$159	$159	$—	$159	$—
Commodity derivatives	$(155)	$(155)	$—	$(155)	$—
Debt	$(6,451)	$(6,063)	$—	$(6,063)	$—
Contingent earnout payments	$129	$129	$—	$—	$129
December 31, 2021 assets (liabilities):
Cash equivalents	$1,421	$1,421	$1,421	$—	$—
Commodity derivatives	$8	$8	$—	$8	$—
Commodity derivatives	$(577)	$(577)	$—	$(577)	$—
Debt	$(6,482)	$(7,644)	$—	$(7,644)	$—
Contingent earnout payments	$184	$184	$—	$—	$184

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2022 compared to previous periods, and in our financial condition and liquidity since December 31, 2021. For information regarding our critical accounting policies and estimates, see our 2021 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

Looking across our 2021 and 2022 performance, the Merger has helped us become a leading unconventional oil producer in the U.S., with an asset base underpinned by premium acreage in the economic core of the Delaware Basin. This strategic combination accelerated our transition to a cash-return business model, including the implementation of a fixed plus variable dividend strategy. In the third quarter of 2022, we acquired additional producing properties and leasehold interests in both the Williston Basin and Eagle Ford that are complementary to our existing acreage, offer operational synergies and add high-quality inventory. And, our diverse portfolio balances exposure to oil and natural gas prices with access to premium markets to improve realized pricing.

We remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•
Third quarter oil production totaled 294 MBbls/d, exceeding our plan by 1%.
•
As of September 30, 2022, completed approximately 63% of our authorized $2.0 billion share repurchase program, with approximately 25 million of our common shares repurchased for approximately $1.3 billion, or $50.23 per share, since inception of the plan.
•
Exited the third quarter with $4.3 billion of liquidity, including $1.3 billion of cash, with no debt maturities until the third quarter of 2023.
•
Generated $2.1 billion of operating cash flow in the third quarter of 2022 and $6.6 billion in the first nine months of 2022.
•
Including variable dividends, paid dividends of approximately $2.5 billion in the first nine months of 2022 and have declared $880 million of dividends to be paid in the fourth quarter of 2022.

We remain committed to capital discipline and delivering the objectives that underpin our current plan. Those objectives prioritize value creation through moderated capital investment and production growth, particularly with a view of the backwardation in commodity prices, supply chain constraints and the economic uncertainty arising from recent geopolitical events.

Commodity prices strengthened throughout 2021 and oil prices have continued to remain high in the first nine months of 2022, which has significantly improved our earnings and cash flow generation. The increase in commodity prices during 2021 was primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic. The military conflict between Russia and Ukraine and related economic sanctions imposed on Russia, as well as OPEC+ restraining production growth, have further exacerbated supply shortages, causing oil prices to increase even more during the first nine months of 2022.

Trends of our quarterly earnings, operating cash flow, EBITDAX and capital expenditures are shown below. “Core earnings” and “EBITDAX” are financial measures not prepared in accordance with GAAP. For a description of these measures, including reconciliations to the comparable GAAP measures, see “Non-GAAP Measures” in this Item 2.

Our earnings remained relatively flat from the second quarter of 2022 to the third quarter of 2022. Lower oil prices were offset by an increase in gas prices and improvements to the valuation of our commodity hedge positions.

Our net earnings in recent quarters have been significantly impacted by non-cash adjustments to the value of our commodity hedges. Net earnings in the fourth quarter of 2021, second quarter of 2022 and third quarter of 2022 each included a hedge valuation gain, net of tax of $0.4 billion, $0.2 billion and $0.5 billion, respectively. Net earnings in the first quarter of 2022 included a hedge valuation loss, net of tax of $0.3 billion. Excluding these amounts, our core earnings have consistently risen over recent quarters, but decreased in the third quarter of 2022 due to a drop in crude oil prices and continue to trend upward while remaining sensitive to volatile commodity prices.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. We have continued to deliver strong cash flow and EBITDAX results primarily due to improved commodity prices and overall market conditions as well as strong operating performance.

We exited the third quarter of 2022 with $4.3 billion of liquidity, comprised of $1.3 billion of cash and $3.0 billion of available credit under our Senior Credit Facility. We currently have $6.5 billion of debt outstanding with no maturities until August 2023. We currently have approximately 30% of both our anticipated remaining 2022 oil and gas production hedged and approximately 25% and 15% of our anticipated 2023 oil and gas production hedged, respectively. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub and NYMEX last day natural gas indices. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

As commodity prices and our operating performance strengthen and bolster our financial condition, we have authorized opportunistic repurchases of up to $2.0 billion of our common shares with an expiration date of May 4, 2023. We repurchased approximately 1.9 million shares in the third quarter of 2022 for approximately $113 million, or $59.99 per share. As of September 30, 2022, we have repurchased approximately 25 million shares for approximately $1.3 billion, or $50.23 per share, since the inception of the program. Additionally, we continue funding our fixed plus variable dividends, which totaled $2.5 billion in the first nine months of 2022. We recently declared a dividend payable in the fourth quarter of 2022 for $880 million and increased our fixed dividend by 13% beginning in the third quarter of 2022.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q3 2022 vs. Q2 2022

Our third quarter and second quarter net earnings were each $1.9 billion. The graph below shows the change in net earnings from the second quarter of 2022 to the third quarter of 2022. The material changes are further discussed by category on the following pages.

Production Volumes

	Q3 2022	% of Total	Q2 2022	Change
Oil (MBbls/d)
Delaware Basin	210	71%	222	-6%
Anadarko Basin	13	5%	14	-3%
Williston Basin	35	12%	27	30%
Eagle Ford	19	7%	19	2%
Powder River Basin	13	4%	14	-7%
Other	4	1%	4	-5%
Total	294	100%	300	-2%

	Q3 2022	% of Total	Q2 2022	Change
Gas (MMcf/d)
Delaware Basin	623	62%	618	1%
Anadarko Basin	224	23%	212	5%
Williston Basin	71	7%	52	37%
Eagle Ford	63	6%	60	4%
Powder River Basin	18	2%	18	-1%
Other	1	0%	1	0%
Total	1,000	100%	961	4%

	Q3 2022	% of Total	Q2 2022	Change
NGLs (MBbls/d)
Delaware Basin	108	70%	111	-3%
Anadarko Basin	27	17%	25	7%
Williston Basin	8	5%	9	-17%
Eagle Ford	9	6%	9	-1%
Powder River Basin	2	2%	2	0%
Other	—	0%	—	N/M
Total	154	100%	156	-1%

	Q3 2022	% of Total	Q2 2022	Change
Combined (MBoe/d)
Delaware Basin	421	68%	436	-3%
Anadarko Basin	77	13%	74	4%
Williston Basin	55	9%	45	22%
Eagle Ford	39	6%	38	2%
Powder River Basin	18	3%	19	-5%
Other	4	1%	4	3%
Total	614	100%	616	0%

From the second quarter of 2022 to the third quarter of 2022, the change in volumes had a negligible impact to earnings. The slight decrease in volumes was primarily due to downtime in the Delaware Basin during the third quarter which was partially offset by increased volumes in the Williston Basin due to the acquisition that closed in July 2022. We expect Eagle Ford volumes to increase approximately 35 MBoe/d in the fourth quarter due to the acquisition which closed in September 2022.

Realized Prices

	Q3 2022	Realization	Q2 2022	Change
Oil (per Bbl)
WTI index	$91.87		$108.70	-15%
Realized price, unhedged	$92.98	101%	$108.93	-15%
Cash settlements	$(8.60)		$(13.13)
Realized price, with hedges	$84.38	92%	$95.80	-12%

	Q3 2022	Realization	Q2 2022	Change
Gas (per Mcf)
Henry Hub index	$8.20		$7.17	14%
Realized price, unhedged	$7.25	88%	$6.37	14%
Cash settlements	$(1.42)		$(1.31)
Realized price, with hedges	$5.83	71%	$5.06	15%

	Q3 2022	Realization	Q2 2022	Change
NGLs (per Bbl)
WTI index	$91.87		$108.70	-15%
Realized price, unhedged	$34.44	37%	$40.28	-14%
Cash settlements	$—		$—
Realized price, with hedges	$34.44	37%	$40.28	-14%

	Q3 2022	Q2 2022	Change
Combined (per Boe)
Realized price, unhedged	$64.89	$73.13	-11%
Cash settlements	$(6.41)	$(8.43)
Realized price, with hedges	$58.48	$64.70	-10%

From the second quarter of 2022 to the third quarter of 2022, realized prices contributed to a $435 million decrease in earnings. Unhedged realized oil and NGL prices decreased primarily due to lower WTI and Mont Belvieu index prices. These decreases were partially offset by an increase in unhedged realized gas prices which was primarily due to a higher Henry Hub index price. Combined realized prices were also negatively impacted by hedge cash settlements related to oil and gas commodities.

We currently have approximately 30% of both our anticipated remaining 2022 oil and gas production hedged and approximately 25% and 15% of our anticipated 2023 oil and gas production hedged, respectively.

Hedge Settlements

	Q3 2022	Q2 2022	Change
	Q
Oil	$(233)	$(358)	35%
Natural gas	(130)	(114)	-14%
Total cash settlements (1)	$(363)	$(472)	23%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q3 2022	Q2 2022	Change
LOE	$284	$255	11%
Gathering, processing & transportation	177	177	0%
Production taxes	252	278	-9%
Property taxes	22	19	16%
Total	$735	$729	1%
Per Boe:
LOE	$5.02	$4.56	10%
Gathering, processing & transportation	$3.13	$3.15	-1%
Percent of oil, gas and NGL sales:
Production taxes	6.9%	6.8%	1%

LOE increased from the second quarter to the third quarter of 2022 primarily due to rising costs resulting from inflation. This increase was partially offset by a decrease in production taxes resulting from lower commodity prices.

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

	Q3 2022	$ per BOE	Q2 2022	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$2,100	$54.20	$2,511	$63.32
Anadarko Basin	284	$40.09	277	$41.15
Williston Basin	242	$47.95	224	$54.56
Eagle Ford	185	$51.82	206	$59.71
Powder River Basin	97	$58.81	119	$68.41
Other	25	N/M	34	N/M
Total	$2,933	$51.90	$3,371	$60.12

DD&A

	Q3 2022	Q2 2022	Change
Oil and gas per Boe	$9.89	$9.02	10%

Oil and gas	$559	$506	10%
Other property and equipment	22	22	3%
Total	$581	$528	10%

General and Administrative Expense

	Q3 2022	Q2 2022	Change
G&A per Boe	$1.69	$1.51	12%

Labor and benefits	$54	$44	23%
Non-labor	41	40	3%
Total	$95	$84	13%

G&A increased in the third quarter due to an increase in labor and benefit costs.

Other Items

	Q3 2022	Q2 2022	Change in earnings
Commodity hedge valuation changes (1)	$611	$302	$309
Marketing and midstream operations	(9)	(4)	(5)
Exploration expenses	4	10	6
Asset dispositions	—	(14)	(14)
Net financing costs	67	84	17
Other, net	(40)	10	50
			$363
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

Net financing costs decreased primarily due to an increase in interest income resulting from an increase in interest rates. Additionally, in the third quarter of 2022, Devon received approximately $7 million of interest income associated with reimbursements of performance guarantee obligations Devon and WPX paid in 2020 and 2021 on behalf of the purchaser of previously divested assets. See Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report for additional information regarding this item.

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q3 2022	Q2 2022
Current expense	$120	$252
Deferred expense	445	305
Total expense	$565	$557
Effective income tax rate	23%	22%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

September 30, YTD 2022 vs. September 30, YTD 2021

Our nine months ended September 30, 2022 net earnings were $4.8 billion, compared to net earnings of $1.3 billion for the first nine months ended September 30, 2021. The graph below shows the change in net earnings from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The material changes are further discussed by category on the following pages.

Production Volumes

	Nine Months Ended September 30,
	2022	% of Total	2021	Change
Oil (MBbls/d)
Delaware Basin	214	73%	192	11%
Anadarko Basin	14	5%	14	-5%
Williston Basin	31	11%	43	-27%
Eagle Ford	18	6%	18	1%
Powder River Basin	13	4%	16	-17%
Other	4	1%	4	-8%
Total	294	100%	287	2%

	Nine Months Ended September 30,
	2022	% of Total	2021	Change
Gas (MMcf/d)
Delaware Basin	601	63%	521	15%
Anadarko Basin	215	23%	215	0%
Williston Basin	59	6%	56	5%
Eagle Ford	62	6%	57	7%
Powder River Basin	18	2%	21	-11%
Other	1	0%	2	-51%
Total	956	100%	872	10%

	Nine Months Ended September 30,
	2022	% of Total	2021	Change
NGLs (MBbls/d)
Delaware Basin	104	70%	81	28%
Anadarko Basin	26	17%	24	7%
Williston Basin	8	6%	9	-8%
Eagle Ford	9	6%	9	3%
Powder River Basin	2	1%	3	-16%
Other	—	0%	—	N/M
Total	149	100%	126	18%

	Nine Months Ended September 30,
	2022	% of Total	2021	Change
Combined (MBoe/d)
Delaware Basin	417	69%	360	16%
Anadarko Basin	75	13%	74	1%
Williston Basin	50	8%	61	-19%
Eagle Ford	38	6%	36	3%
Powder River Basin	18	3%	22	-16%
Other	4	1%	5	-16%
Total	602	100%	558	8%

From the nine months ended 2021 to the nine months ended 2022, the change in volumes contributed to a $348 million increase in earnings. The increase in volumes was primarily due to continued development in the Delaware Basin which was partially offset by natural declines in the Williston Basin and Powder River Basin. Due to the acquisition of additional assets that closed in July 2022, Williston Basin volumes did increase to 55 MBoe/d in the third quarter of 2022 and are expected to continue to increase. Additionally, we expect Eagle Ford volumes to increase approximately 35 MBoe/d in the fourth quarter due to the acquisition which closed in September 2022.

Realized Prices

	Nine Months Ended September 30,
	2022	Realization	2021	Change
Oil (per Bbl)
WTI index	$98.34		$64.85	52%
Realized price, unhedged	$98.39	100%	$62.69	57%
Cash settlements	$(11.02)		$(11.06)
Realized price, with hedges	$87.37	89%	$51.63	69%

	Nine Months Ended September 30,
	2022	Realization	2021	Change
Gas (per Mcf)
Henry Hub index	$6.78		$3.19	113%
Realized price, unhedged	$5.86	86%	$2.93	100%
Cash settlements	$(1.12)		$(0.38)
Realized price, with hedges	$4.74	70%	$2.55	86%

	Nine Months Ended September 30,
	2022	Realization	2021	Change
NGLs (per Bbl)
WTI index	$98.34		$64.85	52%
Realized price, unhedged	$37.48	38%	$27.11	38%
Cash settlements	$—		$(0.32)
Realized price, with hedges	$37.48	38%	$26.79	40%

	Nine Months Ended September 30,
	2022	2021	Change
Combined (per Boe)
Realized price, unhedged	$66.60	$42.94	55%
Cash settlements	$(7.17)	$(6.35)
Realized price, with hedges	$59.43	$36.59	62%

From the nine months ended 2021 to the nine months ended 2022, realized prices contributed to a $4.0 billion increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by hedge cash settlements related to oil and gas commodities.

Hedge Settlements

	Nine Months Ended September 30,
	2022	2021	Change
Oil	$(884)	$(868)	-2%
Natural gas	(295)	(90)	-228%
NGL	—	(11)	N/M
Total cash settlements (1)	$(1,179)	$(969)	-22%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Nine Months Ended September 30,
	2022	2021	Change
LOE	$763	$624	22%
Gathering, processing & transportation	515	433	19%
Production taxes	744	436	71%
Property taxes	60	33	82%
Total	$2,082	$1,526	36%
Per Boe:
LOE	$4.65	$4.09	13%
Gathering, processing & transportation	$3.13	$2.84	10%
Percent of oil, gas and NGL sales:
Production taxes	6.8%	6.7%	2%

Production expenses increased primarily due to higher volumes and inflation, as well as an increase in production and property taxes resulting from higher commodity prices.

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

	Nine Months Ended September 30,
	2022	$ per BOE	2021	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$6,488	$57.01	$3,477	$35.41
Anadarko Basin	765	$37.24	404	$19.93
Williston Basin	673	$49.87	550	$32.91
Eagle Ford	549	$53.56	325	$32.74
Powder River Basin	302	$60.65	210	$35.53
Other	84	N/M	54	N/M
Total	$8,861	$53.93	$5,020	$32.93

DD&A

	Nine Months Ended September 30,
	2022	2021	Change
Oil and gas per Boe	$9.30	$9.84	-6%

Oil and gas	$1,528	$1,500	2%
Other property and equipment	70	81	-14%
Total	$1,598	$1,581	1%

DD&A increased primarily due to higher volumes which was partially offset by lower DD&A rates. The decrease in DD&A rates was primarily due to increases to oil, gas and NGL reserve estimates at December 31, 2021, resulting from higher prices.

General and Administrative Expense

	Nine Months Ended September 30,
	2022	2021	Change
G&A per Boe	$1.67	$1.94	-14%

Labor and benefits	$156	$197	-21%
Non-labor	117	99	18%
Total	$273	$296	-8%

General and administrative expenses have decreased primarily due to synergies resulting from the Merger.

Other Items

	Nine Months Ended September 30,
	2022	2021	Change in earnings
Commodity hedge valuation changes (1)	$574	$(597)	$1,171
Marketing and midstream operations	(17)	(19)	2
Exploration expenses	16	9	(7)
Asset dispositions	(15)	(119)	(104)
Net financing costs	236	243	7
Restructuring and transaction costs	—	230	230
Other, net	(91)	(41)	50
			$1,349
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

Asset dispositions include $65 million and $35 million in the first nine months of 2021 related to the re-valuation of contingent earnout payments associated with our divested Barnett Shale assets and the sale of non-core assets in the Rockies, respectively. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs in the first nine months of 2021 reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Nine Months Ended September 30,
	2022	2021
Current expense	$475	$15
Deferred expense (benefit)	914	(100)
Total expense (benefit)	$1,389	$(85)
Effective income tax rate	22%	(7%)

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating cash flow	$2,104	$1,598	$6,619	$3,283
WPX acquired cash	—	—	—	344
Acquisitions of property and equipment	(2,465)	(10)	(2,566)	(15)
Divestitures of property and equipment	4	1	39	65
Capital expenditures	(628)	(474)	(1,738)	(1,477)
Investment activity, net	(9)	9	(29)	27
Debt activity, net	—	—	—	(1,302)
Repurchases of common stock	(126)	—	(661)	—
Common stock dividends	(1,007)	(329)	(2,504)	(761)
Noncontrolling interest activity, net	(9)	(5)	(22)	(35)
Other	(11)	(8)	(99)	(45)
Net change in cash, cash equivalents and restricted cash	$(2,147)	$782	$(961)	$84
Cash, cash equivalents and restricted cash at end of period	$1,310	$2,321	$1,310	$2,321

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow more than doubled during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to significantly increased commodity prices as well as higher volumes for the first nine months of 2022 compared to 2021.

Acquisitions of Property and Equipment

During the first nine months of 2022, we paid $2.6 billion toward acquisitions of producing properties and leasehold interests located in the Eagle Ford and Williston Basin, which were completed in the third quarter of 2022. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property and Equipment

During the first nine months of 2022 and 2021, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Delaware Basin	$409	$375	$1,216	$1,150
Anadarko Basin	50	11	92	29
Williston Basin	48	13	87	59
Eagle Ford	36	45	95	88
Powder River Basin	52	13	113	53
Other	2	1	8	1
Total oil and gas	597	458	1,611	1,380
Midstream	17	5	74	53
Other	14	11	53	44
Total capital expenditures	$628	$474	$1,738	$1,477

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first nine months of 2022 represent approximately 25% of our operating cash flow.

Investment Activity

During the first nine months of 2022 and 2021, Devon received distributions from our investments of $30 million and $27 million, respectively. Devon contributed $59 million to our investments during the first nine months of 2022.

Debt Activity

Subsequent to the Merger closing, we redeemed $1.2 billion of senior notes in the first nine months of 2021. We also paid $59 million of cash retirement costs related to these redemptions.

Shareholder Distributions and Stock Activity

We repurchased approximately 11 million shares of common stock for $661 million in the first nine months of 2022 under the share repurchase program authorized by our Board of Directors. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the third quarter and first nine months of 2022 and 2021. In February 2022, our Board of Directors increased our fixed dividend rate by 45% to $0.16 per share and again by 13% to $0.18 per share beginning in the third quarter of 2022. In addition to the fixed quarterly dividend, we paid a variable dividend in the first, second and third quarters of 2022 and 2021.

	Fixed	Variable	Total	Rate Per Share
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Total year-to-date	$331	$2,173	$2,504
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Third quarter	74	255	329	$0.49
Total year-to-date	$225	$536	$761

Noncontrolling Interest Activity, net

During the first nine months of 2022 and 2021, we distributed $22 million and $15 million, respectively, to our noncontrolling interests in CDM. During the first nine months of 2021, we received contributions of $4 million related to our noncontrolling interests in CDM.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the third quarter of 2022, we held approximately $1.3 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of September 30, 2022 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Operating Expenses – Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price decreases can lead to a decrease in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also decrease, causing a positive impact on our cash flow as the prices paid for services and equipment decline. However, the inverse is also generally true during periods of rising commodity prices, which is what we are currently experiencing in 2022. Furthermore, the COVID-19 pandemic has contributed to disruption and volatility in our supply chain, which has resulted, and may continue to result in labor shortages, increased costs and delays for pipe and other materials needed for our operations.

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

Credit Availability

As of September 30, 2022, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2022, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and size and scale of our production. Our credit rating from Standard and Poor’s Financial Services is BBB with a stable outlook. Our credit rating from Fitch is BBB+ with a stable outlook. Our credit rating from Moody’s Investor Service is Baa2 with a stable outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

There are no “rating triggers” in any of our contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, a downgrade could adversely impact our interest rate on any credit facility borrowings and the ability to economically access debt markets in the future.

Fixed Plus Variable Dividend

We are committed to a “fixed plus variable” dividend strategy. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. Our Board of Directors increased our quarterly fixed dividend rate by 45% to $0.16 per share in February 2022 and again by 13% to $0.18 per share beginning in August 2022. In addition to the fixed quarterly dividend, we may pay a variable dividend of up to 50% of our excess free cash flow, which is a non-GAAP measure. Each quarter’s excess free cash flow is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In November 2022, Devon announced a cash dividend in the amount of $1.35 per share payable in the fourth quarter of 2022. The dividend consists of an $0.18 per share fixed quarterly dividend and a $1.17 per share variable quarterly dividend and will total approximately $880 million.

Share Repurchases

In May 2022, our Board of Directors increased our share repurchase program by $0.4 billion to a total authorized amount of $2.0 billion, and extended the expiration date to May 4, 2023. Through October 2022, we had executed $1.3 billion of the authorized program.

Capital Expenditures

Our exploration and development budget for the fourth quarter of 2022 is expected to range from approximately $800 million to $900 million.

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

Non-GAAP Measures

We make reference to “core earnings attributable to Devon” and “core earnings per share attributable to Devon” in “Executive Overview” in this Item 2 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, non-cash asset impairments (including non-cash unproved asset impairments), deferred tax asset valuation allowance, changes in tax legislation, fair value changes in derivative financial instruments, costs associated with early retirement of debt and restructuring and transaction costs associated with the workforce reductions described further in Note 5.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before Tax	After Tax	After NCI	Per Diluted Share	Before Tax	After Tax	After NCI	Per Diluted Share
2022
Earnings attributable to Devon (GAAP)	$2,465	$1,900	$1,893	$2.88	$6,222	$4,833	$4,814	$7.28
Adjustments:
Asset dispositions	—	—	—	—	(15)	(12)	(12)	(0.02)
Asset and exploration impairments	1	1	1	—	9	7	7	0.01
Deferred tax asset valuation allowance	—	(1)	(1)	—	—	15	15	0.02
Fair value changes in financial instruments	(604)	(464)	(464)	(0.70)	(565)	(433)	(433)	(0.65)
Core earnings attributable to Devon (Non-GAAP)	$1,862	$1,436	$1,429	$2.18	$5,651	$4,410	$4,391	$6.64
2021
Earnings attributable to Devon (GAAP)	$964	$844	$838	$1.24	$1,236	$1,321	$1,307	$1.95
Adjustments:
Asset dispositions	—	—	—	—	(119)	(91)	(91)	(0.13)
Asset and exploration impairments	1	1	1	—	3	2	2	—
Deferred tax asset valuation allowance	—	(101)	(101)	(0.15)	—	(479)	(479)	(0.71)
Change in tax legislation	—	—	—	—	—	62	62	0.09
Fair value changes in financial instruments	(31)	(23)	(23)	(0.04)	597	460	460	0.68
Restructuring and transaction costs	18	18	18	0.03	230	201	201	0.29
Early retirement of debt	—	—	—	—	(30)	(23)	(23)	(0.03)
Core earnings attributable to Devon (Non-GAAP)	$952	$739	$733	$1.08	$1,917	$1,453	$1,439	$2.14

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings (GAAP)	$1,900	$844	$4,833	$1,321
Financing costs, net	67	86	236	243
Income tax expense (benefit)	565	120	1,389	(85)
Exploration expenses	4	3	16	9
Depreciation, depletion and amortization	581	578	1,598	1,581
Asset dispositions	—	—	(15)	(119)
Share-based compensation	22	18	64	58
Derivative and financial instrument non-cash valuation changes	(613)	(35)	(576)	597
Restructuring and transaction costs	—	18	—	230
Accretion on discounted liabilities and other	(38)	2	(89)	(41)
EBITDAX (Non-GAAP)	2,488	1,634	7,456	3,794
Marketing and midstream revenues and expenses, net	9	(1)	17	19
Commodity derivative cash settlements	363	370	1,179	969
General and administrative expenses, cash-based	73	77	209	238
Field-level cash margin (Non-GAAP)	$2,933	$2,080	$8,861	$5,020

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2022, we have commodity derivatives that pertain to a portion of our estimated production for the last three months of 2022, as well as for 2023 and 2024. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2022, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $185 million.

Interest Rate Risk

As of September 30, 2022, we had total debt of $6.5 billion. All of our debt is based on fixed interest rates averaging 5.8%.

Foreign Currency Risk

We had no material foreign currency risk at September 30, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2022 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

As previously disclosed, WPX Energy, Inc., a wholly-owned subsidiary of the Company, received a notice of violation on April 7, 2020 from the EPA relating to specific historical air emission events occurring on the Fort Berthold Indian Reservation in North Dakota. On July 22, 2022, we received an updated notice of violation from the EPA relating to the same underlying events. The Company has been engaging with the EPA to resolve this matter. Although this matter is ongoing and management cannot predict its ultimate outcome, the resolution of this matter may result in a fine or penalty in excess of $0.3 million.

Please see our 2021 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2022 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	932	$52.51	921	$814
August 1 - August 31	583	$66.46	575	$776
September 1 - September 30	388	$68.13	379	$750
Total	1,903	$59.97	1,875

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately 28 thousand shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program with an expiration date of December 31, 2022. In February 2022, we announced the expansion of this program to $1.6 billion, and in May 2022, we announced a further expansion to $2.0 billion and extended the expiration date to May 4, 2023. In the third quarter of 2022, we repurchased 1.9 million common shares for $113 million, or $59.99 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October, 28, 2022, the Board of Directors (the "Board") of the Registrant amended and restated the Registrant's bylaws (as amended and restated, the "Bylaws"), effective as of October 28, 2022. The Bylaws include revisions that, among other things, (1) clarify or update provisions relating to stockholder meetings, including the applicable voting standard, who may call a special meeting of stockholders, and adjournments; (2) add provisions relating to the universal proxy card rule adopted by the SEC for meetings of stockholders at which directors are to be elected; (3) conform provisions concerning the list of stockholders to recent changes in Delaware law; (4) clarify the manner in which the Registrant may give notice to stockholders and add provisions relating to the effect of attempted delivery by the Registrant of notices to stockholders; and (5) revise the description of the officer positions identified in the Bylaws.

The foregoing description of the Bylaws does not purport to be complete and is subject to and qualified in its entirety by reference to the Bylaws, a copy of which is attached as Exhibit 3.1 to this report and which is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description

3.1	Registrant's Bylaws.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: November 2, 2022	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer