Form 10-K
period 2022-12-31
DEVON ENERGY CORP/DE
filed 2023-02-15
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $35.9 billion, based upon the closing price of $55.11 per share as reported by the New York Stock Exchange on such date. On February 1, 2023, 654.0 million shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement relating to Registrant’s 2023 annual meeting of stockholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

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

“2017 Plan” means the Devon Energy Corporation 2017 Long-Term Incentive Plan.

“2022 Plan” means the Devon Energy Corporation 2022 Long-Term Incentive Plan.

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

“EHS” means environmental, health and safety.

“EPA” means the United States Environmental Protection Agency.

“ESG” means environmental, social and governance.

“G&A” means general and administrative expenses.

“GAAP” means U.S. generally accepted accounting principles.

“GHG” means greenhouse gas.

"IRA" refers to the Inflation Reduction Act of 2022.

“Inside FERC” refers to the publication Inside F.E.R.C.’s Gas Market Report.

“LOE” means lease operating expenses.

"Matterhorn" refers to Matterhorn Express Pipeline, LLC.

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
•
the uncertainties, costs and risks involved in our operations;
•
risks related to our hedging activities;
•
our limited control over third parties who operate some of our oil and gas properties;
•
midstream capacity constraints and potential interruptions in production, including from limits to the build out of midstream infrastructure;
•
competition for assets, materials, people and capital;
•
regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to federal lands, environmental matters and seismicity;
•
risks related to regulatory, social and market efforts to address climate change;
•
governmental interventions in energy markets;
•
risks relating to the COVID-19 pandemic or other future pandemics;
•
counterparty credit risks;
•
risks relating to our indebtedness;
•
cyberattack risks;
•
the extent to which insurance covers any losses we may experience;
•
risks related to stockholder activism;
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

Premier, sustainable portfolio of assets – As discussed in more detail later in this section, we own a portfolio of assets located in the United States. We strive to own premier assets capable of generating cash flows in excess of our capital and operating requirements, as well as competitive rates of return. We also desire to own a portfolio of assets that can deliver sustainable production extending many years into the future and provide reliable and affordable energy needed to support the world's growing population and energy demands. As a result of our recent Merger and acquisition and divestiture activity, our oil production, price realizations and field-level margins have continued to improve as we continue to sharpen our focus on five U.S. oil and liquids plays located in the Delaware Basin, Anadarko Basin, Williston Basin, Eagle Ford and Powder River Basin.

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

Environmental, Social and Governance

Devon is focused on producing reliable, affordable and accessible energy the world needs, while continuing to find ways to produce and deliver it more responsibly. We consider the potential impacts of our operations when planning activities and making decisions. We strive to comply with all applicable environmental laws and regulations, often going above and beyond what is required. In the process, Devon incorporates technology, tools and techniques that enable us to minimize or avoid effects on air, water, land and wildlife. We are also evaluating and selectively investing in opportunities to create value in the transition to ever-cleaner forms of energy.

We have a strong organization in place to manage environmental performance, from our Board of Directors to our EHS/ESG leadership team and field-level EHS and operations teams. In recent years, we have updated our governance practices to elevate EHS and ESG oversight and discussion, including those related to climate change and energy transition opportunities. Our Board's Governance, Environmental, and Public Policy Committee frequently reviews our environmental initiatives and is keenly interested in the operational measures, technological advancements, and other actions that the Company takes in advancing our status in this important area. We recently established our standalone ESG team of subject matter experts on sustainability and ESG. The team provides advisory support across Devon to continue making progress in ESG and sustainability.

As a result of our organizational efforts, environmental objectives and targets are considered in capital allocation decisions, corporate and business unit planning and team strategies to integrate sustainability into our business activities. To support our commitment to improve our environmental footprint, we spent approximately $100 million in 2022 on capital projects that will directly or indirectly result in emissions reduction and anticipate similar spending in 2023.

Devon has established environmental performance targets that reflect our dedication and commitment to providing affordable energy while achieving meaningful emissions reductions and pursuing our ultimate goal of net zero GHG emissions for Scope 1 and 2. Our GHG and methane targets shown below are calculated from a 2019 baseline. Devon’s emission reduction strategy includes a range of potential actions including expanding our leak detection and repair program; deploying advanced leak detection technologies; reducing the volume of natural gas that is flared; electrifying facilities to reduce the use of natural gas and diesel consumed onsite; and optimizing facility design to minimize leaks and eliminate common equipment failures.

Devon is also focused on conserving and reusing water and interacting with our value chain on our overall environmental goals. We have set a target to advance our recycled water rate by using 90% or more non-freshwater for completions activities in our most active operating areas within the Delaware Basin. Devon is also actively engaged with our stakeholders upstream and downstream of our operations to improve ESG performance across our value chain. We are confident we can deliver strong operational and financial results in a manner that reduces our environmental impact while safeguarding our workforce and the communities in which we operate.

Human Capital

Delivering strong operational and financial results in a safe, environmentally and socially responsible way requires the expertise and positive contributions of every Devon employee. Consequently, our people are the Company’s most important resource and we seek to hire people who share and demonstrate our core values of integrity, relationships, courage and results. To develop our workforce, we focus on training, safety, wellness, inclusion, diversity and equity. As of December 31, 2022, Devon and its consolidated subsidiaries had approximately 1,800 employees, all located in the U.S.

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

Beyond employee safety, Devon also prioritizes the physical, mental and financial wellness of our employees. We offer competitive health and financial benefits with incentives designed to promote well-being, including an Employee Assistance Program (“EAP”) that provides counseling services for employees and their family members free of charge. Access to experienced counselors, financial experts, staff attorneys, elder-care consultants and other services are included in EAP services available 365 days a year, 24 hours a day. In 2022, Devon implemented additional virtual mental health counseling resources available through talk and text, as well as a digital mental health platform providing mental health assessment and education. Devon encourages employees to take advantage of our wellness programs and activities by getting an annual physical exam, attending preventive health screenings and completing a financial wellness series, all at no cost to our workforce.

Employee Compensation, Benefits and Development

We strive to attract and retain high-performing individuals across our workforce. One way we do this is by providing competitive compensation and benefits, including annual bonuses; a 401(k) savings plan with a Devon contribution up to 14% of the employee’s earnings; stock awards for all employees; medical, dental and vision health care coverage; health savings and dependent-care flexible spending accounts; maternity and parental leave for the birth or adoption of a child; an adoption assistance program; alternate work schedules; flexible work hours; part-time work options; and telecommuting support; among other benefits. During 2022, Devon revised its paid time off practices and launched an additional four-week Paid Family and Medical Leave Policy for all employees to take care of themselves and their families. In response to the increase in global inflation affecting employees throughout 2022, Devon suspended collection of employee health care premiums through the end of 2023.

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

We strive to demonstrate inclusion, equity and diversity throughout the Company to bring a range of thoughts, experiences and points of view to our problem-solving and decision-making. Along with senior leadership efforts, Devon’s Diversity, Equity and Inclusion (“DEI”) Team works to proactively increase diversity and inclusion awareness, identify challenges and find innovative ways to achieve Devon’s inclusion and diversity vision and priorities. In 2022, our workforce was comprised of 23% females and 22% minorities. Along with our workforce efforts, we invest in DEI through community partnerships. One way we are achieving this is by creating STEM centers in elementary schools in the areas in which we operate. Devon has helped open 120 STEM centers that orient children of all backgrounds to skills that will be essential for the future workforce. In 2022, Devon awarded 14 DEI grants to diverse community organizations throughout Oklahoma and New Mexico, totaling $125,000. The DEI grant program plans to expand in 2023 to provide DEI grants across all operating areas of the Company.

Compliance Culture

We reinforce the high expectations we have for ethical conduct by our employees through our Code of Business Conduct and Ethics (“Code”). The Code sets out basic principles for all employees to follow and incorporates specific guidance on critical areas such as our prohibition of harassment and discrimination, our protocols for avoiding conflicts of interest and our policies related to anti-corruption laws, privacy, cybersecurity and confidential information. On an annual basis, Devon employees, as well as our directors and officers, are required to acknowledge and agree to abide by our Code and complete a training course on the Code and its related policies. We encourage our employees to help enforce the Code, and we maintain reporting systems that are designed to minimize concerns that reports will result in retaliation.

Oil and Gas Properties

Property Profiles

Key summary data from each of our areas of operation as of and for the year ended December 31, 2022 are detailed in the map below.

WILLISTON BASIN
51 MBoe/d (65% oil)
8% of production
185 MMBoe of proved reserves
10% of proved reserves
26 gross wells drilled
POWDER RIVER BASIN
19 MBoe/d (71% oil)
3% of production
42 MMBoe of proved reserves
2% of proved reserves
24 gross wells drilled
ANADARKO BASIN
76 MBoe/d (18% oil)
13% of production
329 MMBoe of proved reserves
18% of proved reserves
58 gross wells drilled
DELAWARE BASIN
414 MBoe/d (51% oil)
68% of production
1,109 MMBoe of proved reserves
61% of proved reserves
356 gross wells drilled
EAGLE FORD
45 MBoe/d (53% oil)
7% of production
125 MMBoe of proved reserves
7% of proved reserves
91 gross wells drilled

Delaware Basin – The Delaware Basin is our largest and most active program in the portfolio with operations in southeast New Mexico and across the state line into west Texas. We acquired additional acreage in the Delaware Basin through the Merger, creating an industry leading position in this basin. Through capital efficient drilling programs, it offers exploration and low-risk development opportunities from many geologic reservoirs and play types, including the oil-rich Wolfcamp, Bone Spring, Avalon and Delaware formations. With a significant inventory of oil and liquids-rich drilling opportunities that have multi-zone development potential, Devon has a robust platform to deliver high-margin drilling programs for many years to come. At December 31, 2022, we had 16 operated rigs developing this asset in the Wolfcamp and Bone Spring formations. The Delaware Basin is our top funded asset and is expected to receive approximately 60% of our capital allocation in 2023.

Anadarko Basin – Our Anadarko Basin development, located primarily in western Oklahoma’s Canadian, Kingfisher and Blaine counties, provides long-term optionality through its significant inventory. Our Anadarko Basin position is one of the largest in the industry, providing visible long-term production. We have an agreement with Dow to jointly develop a portion of our Anadarko Basin acreage and, as of December 31, 2022 we had a four operated rig program associated with this joint venture.

Williston Basin – We acquired our position in the Williston Basin through the Merger in 2021. It is located entirely on the Fort Berthold Indian Reservation in North Dakota, and its operations are focused in the oil-prone Bakken and Three Forks formations. Our Williston Basin asset is a high-margin oil resource located in the core of the play and generated substantial cash flow in 2022. In July 2022, we acquired additional producing properties and leasehold interests in the Williston Basin that are complementary to our existing acreage, offer operational synergies and added high-quality inventory to our asset portfolio. At December 31, 2022, we had two operated rigs developing this asset.

Eagle Ford – Our Eagle Ford operations are located in Texas' DeWitt and Karnes counties, situated in the economic core of this south Texas play. Its production is leveraged to oil and has low-cost access to premium Gulf Coast pricing, providing for strong operating margins. In September 2022, we acquired additional producing properties and leasehold interests in the Eagle Ford that are complementary to our existing acreage, offer operational synergies and added high-quality inventory to our asset portfolio. At December 31, 2022, we had two operated rigs developing this asset.

Powder River Basin – This asset is focused on emerging oil opportunities in Wyoming's Powder River Basin. We are currently targeting several Cretaceous oil objectives, including the Turner, Parkman, Teapot and Niobrara formations. Recent drilling success in this basin has expanded our drilling inventory, and we expect further growth as we accelerate activity and continue to de-risk this emerging light-oil opportunity. At December 31, 2022, we had one operated rig targeting the Turner, Parkman, Teapot and Niobrara formations in northern Converse County.

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

The process of estimating oil, gas and NGL reserves is complex and requires significant judgment, as discussed in “Item 1A. Risk Factors” of this report. As a result, we have developed internal policies for estimating and recording reserves in compliance with applicable SEC definitions and guidance. Our policies assign responsibilities for compliance in reserves bookings to our Reserve Evaluation Group (the “Group”). The Group, which is led by Devon’s Manager of Reserves and Economics, is responsible for the internal review and certification of reserves estimates. We ensure the Manager and key members of the Group have appropriate technical qualifications to oversee the preparation of reserves estimates and are independent of the operating groups. The Manager of the Group has over 15 years of industry experience, a degree in engineering and is a registered professional engineer. The Group also oversees audits and reserves estimates performed by a qualified third-party petroleum consulting firm. During 2022, we engaged DeGolyer and MacNaughton to audit approximately 89% of our proved reserves. Additionally, our Board of Directors has a Reserves Committee that provides additional oversight of our reserves process. The committee consists of six independent members of our Board of Directors who collectively have skills and backgrounds that are relevant to the reserves estimation processes, reporting systems and disclosure requirements.

The following tables present production, price and cost information for each significant field in our asset portfolio and the total company.

	Production
Year Ended December 31,	Oil (MMBbls)	Gas (Bcf)	NGLs (MMBbls)	Total (MMBoe)
2022
Delaware Basin	77	222	38	151
Anadarko Basin	5	81	9	28
Total	109	356	54	223
2021
Delaware Basin	72	195	32	136
Anadarko Basin	5	79	9	27
Total	106	325	48	209
2020
Delaware Basin	31	91	13	60
Anadarko Basin	7	92	10	33
Total	57	221	29	122

	Average Sales Price
Year Ended December 31,	Oil (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Production Cost (Per Boe) (1)
2022
Delaware Basin	$94.87	$5.44	$34.33	$6.58
Anadarko Basin	$93.41	$6.36	$36.40	$10.10
Total	$94.11	$5.47	$34.18	$7.92
2021
Delaware Basin	$66.67	$3.47	$30.02	$5.97
Anadarko Basin	$66.29	$3.80	$29.73	$9.26
Total	$65.98	$3.40	$29.52	$7.02
2020
Delaware Basin	$37.25	$1.08	$10.64	$5.76
Anadarko Basin	$35.80	$1.66	$12.11	$9.61
Total	$35.95	$1.48	$11.72	$7.66

(1)
Represents production expense per Boe excluding production and property taxes.

Drilling Statistics

The following table summarizes our development and exploratory drilling results. We did not have any dry development or exploratory wells drilled for the years 2022, 2021 or 2020.

	Development Wells (1)	Exploratory Wells (1)	Total Wells (1)
Year Ended December 31,	Productive	Productive	Total
2022 (2)	263.8	47.3	311.1
2021	236.3	18.8	255.1
2020	106.5	26.6	133.2

(1)
Well counts represent net wells completed during each year. Gross wells are the sum of all wells in which we own a working interest. Net wells are gross wells multiplied by our fractional working interests in each well.
(2)
As of December 31, 2022, there were 281 gross and 163 net wells that have been spud and are in the process of drilling, completing or waiting on completion.

Productive Wells

The following table sets forth our producing wells as of December 31, 2022.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross (1)(3)	Net (2)	Gross (1)(3)	Net (2)	Gross (1)(3)	Net (2)
Total	10,638	4,039	3,664	1,628	14,302	5,667

(1)
Gross wells are the sum of all wells in which we own a working interest.
(2)
Net wells are gross wells multiplied by our fractional working interests in each well.
(3)
Includes 24 and 46 gross oil and gas wells, respectively, which had multiple completions.

The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. We are the operator of approximately 6,169 gross wells. As operator, we receive reimbursement for direct expenses incurred to perform our duties, as well as monthly per-well producing, drilling and construction overhead reimbursement at rates customarily charged in the respective areas. In presenting our financial data, we record the monthly overhead reimbursements as a reduction of G&A, which is a common industry practice.

Acreage Statistics

The following table sets forth our developed and undeveloped lease and mineral acreage as of December 31, 2022. Of our 2.0 million net acres, approximately 1.3 million acres are held by production. The acreage in the table below does not include any material net acres subject to leases that are scheduled to expire during 2023, 2024 and 2025. For the net acres that are set to expire by December 31, 2025, we anticipate performing operational and administrative actions to continue the lease terms for portions of the acreage that we intend to further assess. However, we do expect to allow a portion of the acreage to expire in the normal course of business. Less than 20% of our total net acres are located on federal lands.

	Developed		Undeveloped		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
	(Thousands)
Total	1,234	730	3,086	1,282	4,320	2,012

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

As of January 2023, our production was sold under the following contract terms.

	Short-Term		Long-Term
	Variable	Fixed	Variable	Fixed
Oil	33%	—	67%	—
Natural gas	64%	4%	32%	—
NGLs	83%	7%	10%	—

Delivery Commitments

A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. As of December 31, 2022, we were committed to deliver the following fixed quantities of production.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Oil (MMBbls)	39	27	7	5	—
Natural gas (Bcf)	495	148	146	73	128
NGLs (MMBbls)	15	15	—	—	—
Total (MMBoe)	136	66	32	17	21

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

Competition

See “Item 1A. Risk Factors.”

Public Policy and Government Regulation

Our industry is subject to a wide range of governmental regulation and oversight. Laws, regulations, taxes, fees and other policy implementation actions affecting our industry have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations which are binding on our industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and consequently affect profitability. Public policy changes are commonplace, and changes to existing laws and regulations are frequently proposed or implemented. Moreover, it is often difficult to quantify all associated compliance costs as such amounts may be indistinguishable components of our general capital expenditures and operating expenses. Accordingly, we are unable to predict the future cost or impact of regulatory compliance, though we do not expect such compliance costs or impacts to affect our operations materially differently than other similarly situated companies. However, based on regulatory trends and increasingly stringent laws and permitting requirements, our capital expenditures and operating expenses related to environmental and other regulations have increased over the years and will likely continue to increase. For more information on our environmental capital expenditures specifically, see the environmental, social and governance discussion earlier in this Annual Report.

The following are significant areas of government control and regulation affecting our operations. For additional information on the Company’s regulatory risks, see “Item 1A. Risk Factors—Legal, Regulatory and Environmental Risks” of this report.

Exploration and Production Regulation

Our operations are subject to various federal, state, tribal and local laws and regulations relating to exploration and production activities, including with respect to:

•
acquisition of seismic data;
•
design, location, drilling and casing of wells;
•
hydraulic fracturing;
•
well production, and the gathering and transportation of such production;
•
spill prevention plans;
•
emissions and discharge permitting;
•
use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;
•
surface usage and the restoration of properties upon which wells have been drilled;
•
calculation and disbursement of royalty payments and production taxes;
•
plugging and abandoning of wells; and
•
endangered species and habitat.

Our operations also are subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units; the number of wells that may be drilled in a unit; the rate of production allowable from oil and gas wells; and the unitization or pooling of oil and gas properties. Some states allow the forced pooling or unitization of tracts to facilitate exploration and development, while other states rely on voluntary pooling of lands and leases. Such rules often impact the ultimate timing of our exploration and development plans. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas, and state conservation laws impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and gas we can produce from our wells and the number of wells or the locations at which we can drill.

Certain of our leases are granted or approved by the federal government and administered by the BLM or Bureau of Indian Affairs of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. Moreover, the permitting process for oil and gas activities on federal and Indian lands can sometimes be subject to delay, including as a result of challenges to permits or other regulatory decisions brought by non-governmental organizations or other parties, which can hinder development activities or otherwise adversely impact operations. The federal government has, from time to time, evaluated and, in some cases, promulgated new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands.

Environmental, Health and Safety Regulations

We strive to conduct our operations in a socially and environmentally responsible manner, which includes compliance with applicable law. We are subject to many federal, state, tribal and local laws and regulations concerning occupational safety and health as well as the discharge of materials into, and the protection of, the environment and natural resources. Environmental, health and safety laws and regulations relate to, among other things:

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
•
worker protection.

Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits, which can allow environmental organizations to sue operators for alleged violations of environmental law. Environmental organizations also can assert legal and administrative challenges to certain actions of oil and gas regulators, such as the BLM, for allegedly failing to comply with environmental laws, which can result in delays in obtaining permits or other necessary authorizations. In recent years, federal and state policy makers and regulators have increasingly implemented or proposed new laws and regulations designed to reduce methane emissions and other GHG, which have included mandates for new leak detection and retrofitting requirements, stricter emission standards and a fee on methane emissions. For example, in November 2022, the BLM proposed a rule that would limit flaring as well as allow the delay or denial of permits upon a finding that an operator’s methane waste minimization plan is insufficient.

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

Risks Related to Our Industry

Volatile Oil, Gas and NGL Prices Significantly Impact Our Business

Our financial condition, results of operations and the value of our properties are highly dependent on the general supply and demand for oil, gas and NGLs, which impact the prices we ultimately realize on our sales of these commodities. Historically, market prices and our realized prices have been volatile. For example, over the last five years, monthly NYMEX WTI oil and NYMEX Henry Hub gas prices ranged from highs of over $120 per Bbl and $9.50 per MMBtu, respectively, to lows of under $30 per Bbl and $1.50 per MMBtu, respectively. Such volatility is likely to continue in the future due to numerous factors beyond our control, including, but not limited to:

•
the domestic and worldwide supply of and demand for oil, gas and NGLs, including the impact of releases from the U.S. Strategic Petroleum Reserve;
•
volatility and trading patterns in the commodity-futures markets;
•
climate change incentives and conservation and environmental protection efforts;
•
production levels of members of OPEC, Russia, the U.S. or other producing countries;
•
geopolitical risks, including the on-going conflict between Russia and Ukraine, as well as other political and civil unrest in the Middle East, Africa, Europe and South America;
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
•
the overall economic environment, including inflationary pressures and rising interest rates;
•
changes in trade relations and policies, such as restrictions on oil, gas and NGL exports by the U.S. or economic sanctions, including embargoes, on Russia or other producing countries, as well as the imposition of tariffs by the U.S. or China; and
•
other governmental regulations and taxes.

Estimates of Oil, Gas and NGL Reserves Are Uncertain and May Be Subject to Revision

The process of estimating oil, gas and NGL reserves is complex and requires significant judgment in the evaluation of available geological, engineering and economic data for each reservoir, particularly for new discoveries. Because of the high degree of judgment involved, different reserve engineers may develop different estimates of reserve quantities and related revenue based on the same data. In addition, the reserve estimates for a given reservoir may change substantially over time as a result of several factors, including additional development and appraisal activity and the related impact to spacing assumptions for future drilling locations, the viability of production under varying economic conditions, including commodity price declines, and variations in production levels and associated costs. For example, we recognized asset impairments of $2.7 billion in 2020 due to the significant decrease in commodity prices resulting primarily from the COVID-19 pandemic. Consequently, material revisions to our existing reserves estimates may occur as a result of changes in any of these or other factors. Such revisions to proved reserves could have an adverse effect on our financial condition and the value of our properties, as well as the estimates of our future net revenue and profitability. Our policies and internal controls related to estimating and recording reserves are included in “Items 1 and 2. Business and Properties” of this report.

Discoveries or Acquisitions of Reserves Are Needed to Avoid a Material Decline in Reserves and Production, and Such Activities Are Capital Intensive

The production rates from oil and gas properties generally decline as reserves are depleted, while related per unit production costs generally increase due to decreasing reservoir pressures and other factors. Moreover, our current development activity is focused on unconventional oil and gas assets, which generally have significantly higher decline rates as compared to conventional assets. Therefore, our estimated proved reserves and future oil, gas and NGL production will decline materially as reserves are produced unless we conduct successful exploration and development activities, such as identifying additional producing zones in existing properties, utilizing secondary or tertiary recovery techniques or acquiring additional properties containing proved reserves. Consequently, our future oil, gas and NGL production and related per unit production costs are highly dependent upon our level of success in finding or acquiring additional reserves.

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

Many of the factors described above have negatively impacted our operations in the past and may do so again in the future. The occurrence of one or more of these factors could result in a partial or total loss of our investment in a particular property, as well as significant liabilities. Moreover, certain of these events historically have, and in the future could, result in environmental pollution and impact to third parties, including persons living in proximity to our operations, our employees and employees of our contractors, leading to possible injuries, death or significant damage to property and natural resources. For example, we have from time to time experienced well-control events that have resulted in various remediation and clean-up costs and certain of the other impacts described above.

In addition, we rely on our employees, consultants and independent contractors to conduct our operations in compliance with applicable laws and standards. Any violation of such laws or standards by these individuals, whether through negligence, harassment, discrimination or other misconduct, could result in significant liability for us and adversely affect our business. For example, negligent operations by employees could result in serious injury, death or property damage, and sexual harassment or racial, gender or age discrimination could result in legal claims and reputational harm.

Our Hedging Activities Limit Participation in Commodity Price Increases and Involve Other Risks

We enter into financial derivative instruments with respect to a portion of our production to manage our exposure to oil, gas and NGL price volatility. To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we will be prevented from fully realizing the benefits of commodity price increases above the prices established by our hedging contracts. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which the contract counterparties fail to perform under the contracts. Moreover, many of our contract counterparties have become subject to increasing governmental oversight and regulations in recent years, which could adversely affect the cost and availability of our hedging arrangements.

We Have Limited Control Over Properties and Investments Operated by Others or through Joint Ventures

Certain of the properties and investments in which we have an interest are operated by other companies and may involve third-party working interest owners. We have limited influence and control over the operation or future development of such properties and investments, including compliance with environmental, health and safety regulations or the amount and timing of required future capital expenditures. In addition, we conduct certain of our operations through joint ventures in which we may share control with third parties, and the other joint venture participants may have interests or goals that are inconsistent with those of the joint venture or us. These limitations and our dependence on such third parties could result in unexpected future costs or liabilities and unplanned changes in operations or future development, which could adversely affect our financial condition and results of operations.

Midstream Capacity Constraints and Interruptions Impact Commodity Sales

We rely on midstream facilities and systems owned and operated by others to process our gas production and to gather and transport our oil, gas and NGL production to downstream markets. All or a portion of our production in one or more regions may be interrupted or shut in from time to time due to losing access to plants, pipelines or gathering systems. Such access could be lost due to a number of factors, including, but not limited to, weather conditions and natural disasters, terrorism or sabotage, cyberattacks, accidents, field labor issues or strikes. Additionally, midstream operators have in the past been, and in the future may be, subject to constraints that limit their ability to construct, maintain or repair the facilities needed to gather, process and transport our production. Such interruptions or constraints could adversely impact our operations, including by requiring us to curtail our production or obtain alternative takeaway capacity on less favorable terms.

Competition for Assets, Materials, People and Capital Can Be Significant

Strong competition exists in all sectors of the oil and gas industry. We compete with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and properties. We also compete for the equipment, services and personnel required to explore, develop and operate properties, such as drilling rigs and oilfield services. The rising costs and scarcity caused by this competitive pressure will generally increase during periods of higher commodity prices and can be further exacerbated by higher inflation rates and supply chain disruptions in the broader economy. For example, we experienced higher operating costs throughout 2022 due to these factors, and we expect such inflationary pressures to continue in 2023. Competition is also prevalent in the marketing of oil, gas and NGLs. Certain of our competitors have resources substantially greater than ours and may have established superior strategic long-term positions and relationships. As a consequence, we may be at a competitive disadvantage in bidding for assets or services and accessing capital and downstream markets. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative energy sources and the application of government regulations.

Legal, Regulatory and Environmental Risks

We Are Subject to Extensive Governmental Regulation, Which Can Change and Could Adversely Impact Our Business

Our operations are subject to extensive federal, state, tribal and local laws and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGLs, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations and decommissioning obligations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. Moreover, certain regulations require the plugging and abandonment of wells, removal of production facilities and other restorative actions by current and former operators, including corporate successors of former operators. We have incurred and will continue to incur substantial capital, operating and remediation costs as a result of these and other laws, regulations, permits and orders to which we are subject.

Changes in public policy have affected, and in the future could further affect, our operations. For example, President Biden and certain members of his administration and Congress have expressed support for, and have taken steps to implement, efforts to transition the economy away from fossil fuels and to promote stricter environmental regulations, and such proposals could impose new and more onerous burdens on our industry and business. The IRA, for instance, contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels and carbon capture and sequestration, among other provisions, potentially further accelerating the transition toward lower-or zero-carbon emissions alternatives to fossil fuels. These and other regulatory and public policy developments could, among other things, restrict production levels, delay necessary permitting, impose price controls, change environmental protection requirements, impose restrictions on pipelines or other necessary infrastructure, raise taxes, royalties and other amounts payable to governments or governmental agencies and otherwise increase our operating costs. In addition, changes in public policy may indirectly impact our operations by, among other things, increasing the cost of supplies and equipment and fostering general economic uncertainty. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity, particularly changes related to the matters discussed in more detail below.

Federal Lands – President Biden and certain members of his administration have expressed support for, and have taken steps to implement, additional regulation of oil and gas leasing and permitting on federal lands. For example, President Biden issued an executive order in January 2021, imposing a near total pause on entering new oil and gas leases on public lands. Although the pause on leasing was subsequently lifted in April 2022, the Department of the Interior issued a report on the federal leasing program in November 2021 that recommended various changes, including, among other things, enhancing bonding requirements and applying a more rigorous land-use planning process prior to leasing. The IRA responded, in part, to the report’s recommendations by increasing onshore royalty rates on all new federal leases. However, certain of the report’s recommendations require further Congressional actions, and we cannot predict to what extent, if any, the Department of the Interior may be able to promulgate rules implementing the remaining recommendations of the November 2021 report. While it is not possible at this time to predict the ultimate impact of these or any other future regulatory changes, any additional restrictions or burdens on our ability to operate on federal lands could adversely impact our business in the Delaware and Powder River Basins, as well as other areas where we operate under federal leases. As of December 31, 2022, less than 20% of our total leasehold resides on federal lands, which is primarily located in the Delaware and Powder River Basins.

Hydraulic Fracturing – Various federal agencies have asserted regulatory authority over certain aspects of the hydraulic fracturing process. For example, the EPA has issued regulations under the federal Clean Air Act establishing performance standards for oil and gas activities, including standards for the capture of air emissions released during hydraulic fracturing, and it previously finalized regulations that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Moreover, several state and local governments in areas in which we operate have adopted, or stated intentions to adopt, laws or regulations that mandate further restrictions on hydraulic fracturing, such as requiring disclosure of chemicals used in hydraulic fracturing, imposing more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations and establishing standards for the capture of air emissions released during hydraulic fracturing. Beyond these regulatory efforts, various policy makers, regulatory agencies and political leaders at the federal, state and local levels have proposed implementing even further restrictions on hydraulic fracturing, including prohibiting the technology outright. Although it is not possible at this time to predict the outcome of these or other proposals, any new restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could potentially result in increased compliance costs, delays or cessation in development or other restrictions on our operations.

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

Seismic Activity – Earthquakes in southeastern New Mexico, western Texas, northern and central Oklahoma and elsewhere have prompted concerns about seismic activity and possible relationships with the oil and gas industry, particularly the disposal of wastewater in salt-water disposal wells. Legislative and regulatory initiatives intended to address these concerns may result in additional levels of regulation or other requirements that could lead to operational delays, increase our operating and compliance costs or otherwise adversely affect our operations. For example, New Mexico implemented protocols in November 2021 requiring operators to take various actions with respect to salt-water disposal wells within a specified proximity of certain seismic activity, including a requirement to limit injection rates if the seismic event is of a certain magnitude. Separately, the Railroad Commission of Texas has shown increasing regulatory focus on seismicity and the oil and gas industry in recent years, and has imposed limits on certain salt-water disposal well activities in portions of the Delaware and Midland Basins. These or similar actions directed at our operating areas could limit the takeaway capacity for produced water in the impacted area, which could increase our operating expense, require us to curtail our development plans or otherwise adversely impact our operations.

Changes to Tax Laws – We are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions, and our operating cash flow is sensitive to the amount of income taxes we must pay. In the jurisdictions in which we operate or previously operated, income taxes are assessed on our earnings after consideration of all allowable deductions and credits. Changes in the types of earnings that are subject to income tax, the types of costs that are considered allowable deductions and the timing of such deductions, or the rates assessed on our taxable earnings would all impact our income taxes and resulting operating cash flow. In addition, the IRA includes various changes to the federal tax laws beginning in 2023, including (i) a new 15% corporate alternative minimum tax on “adjusted financial statement income” and (ii) a new 1% excise tax on stock repurchases. While we are still evaluating the full impact of this legislation, and await further guidance and clarifications from the U.S. Treasury, we expect incremental taxes attributable to these new tax provisions.

Climate Change and Related Regulatory, Social and Market Actions May Adversely Affect Our Business

Continuing and increasing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce GHG emissions, such as carbon dioxide and methane. Policy makers and regulators at both the U.S. federal and state levels have already imposed, or stated intentions to impose, laws and regulations designed to quantify and limit the emission of GHG. For example, the EPA released rule proposals during 2021 and 2022 that if adopted would, among other things, (i) broaden methane and volatile organic compounds emission reduction requirements for certain oil and gas facilities, including a zero-emission standard for pneumatic controllers, and (ii) impose standards to eliminate venting of associated gas, and require capture and sale of gas where sale line is available, at new and existing oil wells. Moreover, the recently enacted IRA imposes a new charge or fee with respect to excess methane emissions from certain petroleum and natural gas facilities starting in 2024 and annually increasing through 2026. In addition to these federal efforts, several states where we operate, including New Mexico, Texas and Wyoming, have already imposed, or stated intentions to impose, laws or regulations designed to reduce methane emissions from oil and gas exploration and production activities, including by mandating new leak detection and retrofitting requirements.

Policy makers have also advocated for expanding existing, or creating new, reporting and disclosure requirements regarding GHG emissions and other climate-related matters. For example, the EPA proposed amendments in June 2022 to its Green House Gas Reporting Program, which would, among other things, add well blowouts and other abnormal events as new categories of sources for GHG emissions reporting. In addition, the SEC proposed rules in March 2022 that would require public companies to include extensive climate-related disclosures in their SEC filings. Among other things, the proposed SEC rules, if adopted as written, would mandate disclosures on (i) GHG emissions, including Scope 3 emissions if material or part of a company’s emissions goal, (ii) financial impact and expenditure metrics relating to severe weather and climate change and (iii) a company’s use of scenario analysis and climate targets. Although the SEC has not finalized these rules, we would expect to incur substantial additional compliance costs to the extent these or similar rules are adopted. We further anticipate the costs and other risks associated with any such disclosure requirements to be particularly heightened, given that reporting frameworks on GHG emissions and other climate-related metrics are still maturing and often require the use of numerous assumptions and judgments.

Additionally, public statements with respect to emissions reduction goals, environmental targets or, more broadly, ESG-related goals, are becoming increasingly subject to heightened scrutiny from public and governmental authorities with respect to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks which could, in turn, lead to further negative sentiment against us and our industry.

With respect to more comprehensive regulation, policy makers and political leaders have made, or expressed support for, a variety of proposals, such as the development of cap-and-trade or carbon tax programs. In addition, President Biden has continued to highlight addressing climate change as a priority of his administration, and he previously released an energy plan calling for a number of sweeping changes to address climate change, including, among other measures, a national mobilization effort to achieve net-zero emissions for the U.S. economy by 2050, through increased use of renewable power, stricter fuel-efficiency standards and support for zero-emission vehicles. President Biden issued a number of executive orders in January 2021 with the purpose of implementing certain of these changes, including the rejoining of the Paris Agreement. President Biden subsequently announced a target of reducing economy-wide net GHG emissions in the U.S. by 50% to 52% below 2005 levels by 2030. At the international level, the United States and the European Union jointly announced the launch of a Global Methane Pledge at the 26th Conference of the Parties in 2021, pursuant to which over 130 participating countries have pledged to a collective goal of reducing global methane emissions by at least

30% from 2020 levels by 2030. Although the full impact of these actions is uncertain at this time, the adoption and implementation of these or other initiatives may result in the restriction or cancellation of oil and natural gas activities, greater costs of compliance or consumption (thereby reducing demand for our products) or an impairment in our ability to continue our operations in an economic manner.

In addition to regulatory risk, other market and social initiatives relating to climate change present risks for our business. For example, in an effort to promote a lower-carbon economy, there are various public and private initiatives subsidizing or otherwise encouraging the development and adoption of alternative energy sources and technologies, including by mandating the use of specific fuels or technologies. These initiatives may reduce the competitiveness of carbon-based fuels, such as oil and gas. Moreover, an increasing number of financial institutions, funds and other sources of capital have begun restricting or eliminating their investment in oil and natural gas activities due to their concern regarding climate change. Such restrictions in capital could decrease the value of our business and make it more difficult to fund our operations. In addition, governmental entities and other plaintiffs have brought, and may continue to bring, claims against us and other oil and gas companies for purported damages caused by the alleged effects of climate change. The increasing attention to climate change may result in further claims or investigations against us, and heightened societal or political pressures may increase the possibility that liability could be imposed on us in such matters without regard to our causation of, or contribution to, the asserted damage or violation, or to other mitigating factors.

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

Price Controls, Export Restrictions and Other Governmental Interventions in Energy Markets May Adversely Impact our Business

Domestic and foreign governmental bodies have from time to time intervened in energy markets by imposing price controls, restricting exports, limiting production or otherwise taking actions to impact the availability and price of oil, natural gas and NGLs. For instance, members of the European Union agreed to a price-cap framework in December 2022 for the trading of natural gas in response to rising energy costs in Europe. Similarly, during 2021 and 2022, President Biden authorized several releases from the U.S. Strategic Petroleum Reserve in an effort to lower domestic energy prices. Governments may take similar actions in the future, particularly in the event of disruption in energy markets or national emergency. Any such interventions could adversely impact our business, including by depressing the price of our production and generally introducing greater uncertainty to our operations.

General and Other Risks Facing our Business

Our Business Has Been Adversely Impacted by the COVID-19 Pandemic, and We May Experience Continuing or Worsening Adverse Effects From This or Other Pandemics

The COVID-19 pandemic and related economic repercussions created significant volatility, uncertainty and turmoil in the oil and gas industry and the broader economy. The pandemic and the related responses of governmental authorities and others to limit the spread of the virus significantly reduced global economic activity, which resulted in an unprecedented decline in the demand for oil and other commodities during 2020, along with a corresponding deterioration in commodity prices. Moreover, the COVID-19 pandemic contributed to disruption and volatility in global supply chains that resulted in increased costs and delays for materials, and we and our service providers faced increased potential for business interruption and other operational risks due to changes of business practices and possible constraints in retaining sufficient personnel due to illness, quarantines, government actions or other restrictions in connection with the pandemic. Although commodity prices subsequently recovered after their decline in 2020, COVID-19, its variants or any other future pandemic could lead to similar protracted periods of depressed commodity prices or result in other significant adverse consequences to our business. Further, to the extent COVID-19 or any other pandemic adversely affects our business or the global economic conditions more generally, it may also have the effect of heightening many of the other risks described in this report.

The Credit Risk of Our Counterparties Could Adversely Affect Us

We enter into a variety of transactions that expose us to counterparty credit risk. For example, we have exposure to financial institutions and insurance companies through our hedging arrangements, our Senior Credit Facility and our insurance policies. Disruptions in the financial markets or otherwise may impact these counterparties and affect their ability to fulfill their existing obligations and their willingness to enter into future transactions with us.

In addition, we are exposed to the risk of financial loss from trade, joint interest billing and other receivables. We sell our oil, gas and NGLs to a variety of purchasers, and, as an operator, we pay expenses and bill our non-operating partners for their respective share of costs. We also frequently look to buyers of oil and gas properties from us or our predecessors to perform certain obligations associated with the disposed assets, including the removal of production facilities and plugging and abandonment of wells. Certain of these counterparties or their successors may experience insolvency, liquidity problems or other issues and may not be able to meet their obligations and liabilities (including contingent liabilities) owed to, and assumed from, us, particularly during a depressed or volatile commodity price environment. Any such default may result in us being forced to cover the costs of those obligations and liabilities. Our business has been adversely impacted by counterparty defaults in the past, and we may experience similar defaults again in the future.

Our Debt May Limit Our Liquidity and Financial Flexibility, and Any Downgrade of Our Credit Rating Could Adversely Impact Us

As of December 31, 2022, we had total indebtedness of $6.4 billion. Our indebtedness and other financial commitments have important consequences to our business, including, but not limited to:

•
requiring us to dedicate a portion of our liquidity to debt service payments, thereby limiting our ability to fund working capital, capital expenditures, investments or acquisitions and other general corporate purposes;
•
increasing our vulnerability to general adverse economic and industry conditions, including low commodity price environments; and
•
limiting our ability to obtain additional financing due to higher costs and more restrictive covenants.

In addition, we receive credit ratings from rating agencies in the U.S. with respect to our debt. Factors that may impact our credit ratings include, among others, debt levels, planned asset sales and purchases, liquidity, size and scale of our production and commodity prices. Certain of our contractual obligations require us to provide letters of credit or other assurances. Any credit downgrades could adversely impact our ability to access financing and trade credit, require us to provide additional letters of credit or other assurances under contractual arrangements and increase our interest rate under the Senior Credit Facility as well as the cost of any other future debt.

Cyberattacks May Adversely Impact Our Operations

Our business has become increasingly dependent on digital technologies, and we anticipate expanding the use of these technologies in our operations, including through artificial intelligence, process automation and data analytics. Concurrent with the growing dependence on technology is a greater sensitivity to cyberattack related activities, which have increasingly targeted our industry. Perpetrators of cyberattacks often attempt to gain unauthorized access to digital systems for purposes of misappropriating confidential and proprietary information, intellectual property or financial assets, corrupting data or causing operational disruptions as well as preventing users from accessing systems or information for the purpose of demanding payment in order for users to regain access. In addition, our vendors (including third-party cloud and IT service providers), midstream providers and other business partners may separately suffer disruptions or breaches from cyberattacks, which, in turn, could adversely impact our operations and compromise our information. Moreover, we and other upstream companies rely on extensive oil and gas infrastructure and distribution systems to deliver our production to market, which in turn depend upon digital technologies. Any cyberattack directed at such infrastructure or systems could adversely impact our business and operations, including by limiting our ability to transport and market our production. Geopolitical instability may also increase our cybersecurity risk.

Although we have experienced cybersecurity incidents from time to time, none have had a material effect on our business, operations or reputation. However, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future due to system vulnerabilities, human error or malfeasance or other factors. Any such attacks could have an adverse impact on our business, operations or reputation and lead to remediation costs, litigation or regulatory actions. Moreover, as the sophistication and volume of cyberattacks continue to increase, we may be required to expend significant additional resources to further enhance our digital security or to remediate vulnerabilities, and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

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

Our Business Could Be Adversely Impacted by Shareholder Activism, Proxy Contests or Similar Actions

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. Investors may from time to time seek to involve themselves in the governance, strategic direction and operations of the Company, whether by stockholder proposals, public campaigns, proxy solicitations or otherwise. These actions may be prompted or exacerbated by unfavorable recommendations or ratings from proxy advisory firms or other third parties, including with respect to our performance (or the perception of our performance) under ESG metrics. Such actions could adversely impact our business by distracting our Board of Directors and employees from our long-term strategy, requiring us to incur increased advisory fees and related costs, interfering with our ability to successfully execute on core business operations and strategic transactions or plans and provoking perceived uncertainty about the future direction of our business. Such perceived uncertainty may, in turn, make it more difficult to retain employees and could result in significant fluctuation in the market price of our common stock.

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

Our Ability to Declare and Pay Dividends and Repurchase Shares Is Subject to Certain Considerations

Dividends, whether fixed or variable, and share repurchases are authorized and determined by our Board of Directors in its sole discretion and depend upon a number of factors, including the Company’s financial results, cash requirements and future prospects, as well as such other factors deemed relevant by our Board of Directors. We can provide no assurance that we will continue to pay dividends or execute share repurchases at the current rate or at all. Any elimination of, or downward revision in, our dividend payout or share repurchase program could have an adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 3. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the matters noted below, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 20 in “Item 8. Financial Statements and Supplementary Data” of this report.

On April 7, 2020, WPX Energy, Inc., a wholly-owned subsidiary of the Company, received a notice of violation from the EPA relating to specific historical air emission events occurring on the Fort Berthold Indian Reservation in North Dakota. On July 22, 2022, we received an updated notice of violation from the EPA relating to the same underlying events. On June 4, 2021, we received a separate notice of violation from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC, a wholly-owned subsidiary of the Company, during 2020 in western Texas. The Company has been engaging with the EPA to resolve each of these matters. Although these matters are ongoing and management cannot predict their ultimate outcome, the resolution of each of these matters may result in a fine or penalty in excess of $300,000.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the “DVN” ticker symbol. On February 1, 2023, there were 11,875 holders of record of our common stock. We began paying regular quarterly cash dividends in the second quarter of 1993. Following the closing of the Merger, Devon initiated a “fixed plus variable” dividend strategy. Under this strategy, Devon plans to pay, on a quarterly basis, a fixed dividend amount and, potentially, a variable dividend amount, if any, to its stockholders. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board of Directors and will depend on Devon’s financial results, cash requirements, future prospects and other factors deemed relevant by the Devon Board. In determining the amount of the quarterly fixed dividend, the Board expects to consider a number of factors, including Devon’s financial condition, the commodity price environment and a general target of paying out approximately 10% of operating cash flow through the fixed dividend. Any variable dividend amount will be determined on a quarterly basis and will equal up to 50% of “excess free cash flow,” which is a non-GAAP measure and is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. A number of factors will be considered when determining if a variable dividend payment will be made. Devon expects that the most critical factors will consist of Devon’s financial condition, including its cash balances and leverage metrics, as well as the commodity price outlook. Additional information on our dividends can be found in Note 18 in “Item 8. Financial Statements and Supplementary Data” of this report.

Performance Graph

The following graph compares the cumulative TSR over a five-year period on Devon’s common stock with the cumulative total returns of the S&P 500 Index, the SPDR Oil and Gas Exploration & Production ETF ("XOP U.S. Equity") and a peer group of companies to which we compare our performance. Beginning in 2022, we replaced the peer groups with the XOP U.S. Equity Index due to recent industry consolidation causing consistent year over year changes. In 2021, the peer group included APA Corporation, ConocoPhillips, Coterra Energy Inc., Diamondback Energy, Inc., EOG Resources, Inc., Marathon Oil Corporation, Ovintiv, Inc. and Pioneer Natural Resources Company. Continental Resources, Inc. was previously included in the 2021 peer group, but has been excluded as a result of going private in 2022. The graph was prepared assuming $100 was invested on December 31, 2017 in Devon’s common stock, the S&P 500 Index, the XOP U.S. Equity Index and the 2021 peer group, and dividends have been reinvested subsequent to the initial investment.

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

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock that were made by us during the fourth quarter of 2022 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	370	$72.48	368	$723
November 1 - November 30	373	$71.46	372	$696
December 1 - December 31	62	$68.27	62	$692
Total	805	$71.68	802

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately 3,000 shares received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. On February 15, 2022, we announced the expansion of this program to $1.6 billion, and in May 2022, authorized a further expansion to $2.0 billion and extended the expiration date to May 4, 2023. In the fourth quarter of 2022, we repurchased 0.8 million common shares for $58 million, or $71.69 per share, under this share repurchase program. For additional information, see Note 18 in “Item 8. Financial Statements and Supplementary Data” of this report.

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

The following discussion and analyses primarily focus on 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

Executive Overview

Looking across our 2021 and 2022 performance, the Merger has helped us become a leading unconventional oil producer in the U.S., with an asset base underpinned by premium acreage in the economic core of the Delaware Basin. This strategic combination accelerated our transition to a cash-return business model, including the implementation of a fixed plus variable dividend strategy. In the third quarter of 2022, we acquired additional producing properties and leasehold interests in both the Williston Basin and Eagle Ford that are complementary to our existing acreage, offer operational synergies and add high-quality inventory. Additionally, our diverse portfolio balances exposure to oil and natural gas prices with access to premium markets to improve realized pricing.

We remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our 2022 performance highlights for these priorities include the following items:

•
Generated $8.5 billion of operating cash flow in 2022, which is a 74% increase from the prior year.
•
2022 oil production averaged 299 MBbls/d, which is a 3% increase from the prior year.
•
As of December 31, 2022, completed approximately 65% of our authorized $2.0 billion share repurchase program, with 25.7 million of our common shares repurchased for $1.3 billion, or $50.90 per share, since inception of the plan.
•
Exited 2022 with $4.5 billion of liquidity, including $1.5 billion of cash.
•
Including variable dividends, paid dividends of approximately $3.4 billion in 2022 and have declared $579 million of dividends to be paid in the first quarter of 2023, which is inclusive of an 11% increase to our fixed quarterly dividend to $0.20 per share.
•
Invested approximately $100 million in emissions reduction capital projects in 2022.

We remain committed to capital discipline and delivering the objectives that underpin our current plan. Those objectives prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from recent geopolitical events.

Commodity prices strengthened in 2021 and continued to strengthen throughout the majority of 2022, which has significantly improved our earnings and cash flow generation. The increase in commodity prices was primarily driven by increased demand resulting from the recovery from the COVID-19 pandemic. The military conflict between Russia and Ukraine and related economic sanctions imposed on Russia, as well as OPEC+ restraining production growth, further exacerbated supply shortages, causing oil prices to increase even more throughout most of 2022. However, oil prices did begin to decline in the fourth quarter of 2022 due to economic uncertainty surrounding inflation and increased interest rates as well as certain geopolitical events.

As presented in the graph at the left, commodity prices are volatile and heavily influence our financial performance and trends. Over the last four years, NYMEX WTI oil and NYMEX Henry Hub gas prices ranged from average highs of $94.39 per Bbl and $6.65 per MMBtu, respectively, to average lows of $39.59 per Bbl and $2.08 per MMBtu, respectively.

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

Our earnings in 2020 were negatively impacted by lower commodity prices and deterioration of the macro-economic environment resulting from the unprecedented COVID-19 pandemic. Earnings improved significantly in 2021 due to commodity prices recovering from the initial COVID-19 pandemic as well as the Merger closing in January 2021. Earnings continued to improve during 2022 as commodity prices continued to strengthen and we executed on our strategic priorities as a company. Led by a 73% and 39% increase in Henry Hub and WTI from 2021 to 2022, respectively, our unhedged combined realized price rose 38%. Additionally, volumes increased 7% from 2021 to 2022 primarily due to the continued development of assets in the Delaware Basin and acquisitions in the Williston Basin and Eagle Ford that both closed in the third quarter of 2022.

Our net earnings in recent years have been significantly impacted by asset impairments and temporary, noncash adjustments to the value of our commodity hedges. Net earnings in both 2020 and 2021 included a $0.1 billion hedge valuation loss, net of taxes and 2022 included a $0.5 billion hedge valuation gain, net of taxes. Additionally, net earnings in 2020 included $2.2 billion of asset impairments on our proved and unproved properties, net of taxes, due to reduced demand from the COVID-19 pandemic. Excluding these amounts, our core earnings have been more stable over recent years but continue to be heavily influenced by commodity prices.

Like earnings, our operating cash flow is sensitive to volatile commodity prices. We have continued to deliver strong cash flow and EBITDAX results primarily due to improved commodity prices and overall market conditions as well as strong operating performance.

We exited 2022 with $4.5 billion of liquidity, comprised of $1.5 billion of cash and $3.0 billion of available credit under our Senior Credit Facility. We currently have $6.4 billion of debt outstanding, of which approximately $250 million is classified as short-term. We currently have approximately 25% and 20% of our oil and gas production hedged, respectively, for 2023. These contracts consist of collars and swaps based off the WTI oil benchmark and the Henry Hub natural gas index. Additionally, we have entered into regional basis swaps in an effort to protect price realizations across our portfolio.

As commodity prices and our operating performance strengthen and bolster our financial condition, we have authorized opportunistic repurchases of up to $2.0 billion of our common shares with an expiration date of May 4, 2023. We repurchased approximately 11.7 million shares during 2022 for approximately $718 million, or $61.36 per share. As of December 31, 2022, we have repurchased approximately 25.7 million shares for approximately $1.3 billion, or $50.90 per share, since the inception of the program. Additionally, we continue funding our fixed plus variable dividends, which totaled $3.4 billion in 2022. We recently declared a dividend payable in the first quarter of 2023 for $579 million, which includes an 11% increase to our fixed quarterly dividend to $0.20 per share.

Business and Industry Outlook

In 2022, Devon marked its 51st anniversary in the oil and gas business and its 34th year as a public company. The strength of our portfolio of assets, the success of our 2021 transformational merger with WPX and strong commodity prices led us to generate net earnings of $6 billion in 2022, which was more than double that of 2021. Our portfolio was further strengthened in 2022 following the completion of two bolt-on acquisitions in the Williston Basin and Eagle Ford that were highly complementary to our existing positions in each basin. Both acquisitions were funded with cash on hand, and our balance sheet and financial position remains strong following the acquisitions. We remain committed to continuing our track record of industry leading return of capital to our shareholders, underpinned by low capital reinvestment rates and a disciplined, returns-driven strategy which is designed to be successful through economic cycles. In line with this strategy, we returned over $4 billion of cash to shareholders through fixed and variable cash dividends and share repurchases in 2022.

In 2022, WTI oil prices averaged $94.39 per Bbl versus $67.86 per Bbl in 2021. Crude prices experienced significant improvement from the prior year, but volatility remained. Current market fundamentals indicate that even though the supply-demand balance for commodities is expected to remain tight due to growing demand and continued discipline by oil producers, market prices for crude oil and natural gas are expected to be lower in 2023 due to ongoing recession fears driven by high inflation levels and rising interest rates. Additionally, commodity prices could remain volatile as uncertainty still exists from the impact of sanctioned Russian oil in the global market, as well as actions taken by OPEC+ countries in supporting a balanced global crude supply. Henry Hub natural gas prices continued to strengthen in 2022, averaging $6.65 per Mcf compared to $3.85 per Mcf in 2021. Natural gas prices rebounded in 2022 due to increased demand, continued capital discipline by producers, high LNG prices and infrastructure constraints. Looking forward to 2023, natural gas and NGL prices are expected to decline compared to 2022 due to limited LNG export capacity coming online, rising U.S. natural gas production and sufficient storage levels. Our 2023 cash flow is partly protected from commodity price volatility due to our current hedge position that covers approximately 25% of our anticipated oil volumes and 20% of our anticipated gas volumes. Further insulating our cash flow, we continue to examine and, when appropriate, execute attractive regional basis swap hedges to protect price realizations across our portfolio.

We expect to continue our capital-efficiency focus and our steadfast commitment to capital discipline with our 2023 capital program which is expected to maintain our oil production at similar levels as 2022, adjusted for acquisitions. To achieve our 2023 capital program objectives that maximize free cash flow, approximately 60% of our 2023 spend is expected to be allocated to our highest margin U.S. oil play, the Delaware Basin. We expect to continue to leverage the strengths of our multi-basin strategy and deploy the remainder of our 2023 capital in our other core areas of Eagle Ford, Anadarko Basin, Powder River Basin and Williston Basin. Our 2023 capital is expected to be higher than last year partly due to a full year of planned capital spend on assets acquired during 2022. Additionally, the estimated impact of inflation has also been accounted for in our 2023 capital and operating costs forecasts. The currently elevated level of cost inflation could erode our cost efficiencies gained over previous years and pressure our margin in 2023, particularly if commodity prices decline. Despite this, we expect to continue generating material amounts of free cash flow at current commodity price levels due to our strategy of spending within cash flow. We expect to mitigate the impact of cost inflation through efficiencies gained from the scale of our operations as well as by leveraging our long-standing relationships with our suppliers.

Results of Operations

The following graph, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests. Analysis of the change in net earnings is shown below.

Our 2022 net earnings were $6.0 billion, compared to net earnings of $2.8 billion for 2021. The graph below shows the change in net earnings from 2021 to 2022. The material changes are further discussed by category on the following pages.

Production Volumes

	2022	% of Total	2021	Change
Oil (MBbls/d)
Delaware Basin	210	70%	197	7%
Anadarko Basin	14	5%	15	-3%
Williston Basin	33	11%	41	-20%
Eagle Ford	24	8%	18	33%
Powder River Basin	14	5%	15	-10%
Other	4	1%	4	-5%
Total	299	100%	290	3%

	2022	% of Total	2021	Change
Gas (MMcf/d)
Delaware Basin	607	62%	535	13%
Anadarko Basin	221	23%	217	2%
Williston Basin	61	6%	58	4%
Eagle Ford	67	7%	58	15%
Powder River Basin	19	2%	20	-6%
Other	1	0%	2	-50%
Total	976	100%	890	10%

	2022	% of Total	2021	Change
NGLs (MBbls/d)
Delaware Basin	103	69%	87	18%
Anadarko Basin	25	17%	24	5%
Williston Basin	9	6%	9	-5%
Eagle Ford	10	6%	9	11%
Powder River Basin	2	2%	3	-9%
Other	—	0%	1	N/M
Total	149	100%	133	12%

	2022	% of Total	2021	Change
Combined (MBoe/d)
Delaware Basin	414	68%	374	11%
Anadarko Basin	76	13%	75	1%
Williston Basin	51	8%	60	-14%
Eagle Ford	45	7%	37	23%
Powder River Basin	19	3%	21	-9%
Other	5	1%	5	-1%
Total	610	100%	572	7%

From 2021 to 2022, the change in volumes contributed to a $488 million increase in earnings. The increase in volumes was primarily due to continued development in the Delaware Basin and acquisitions in the Williston Basin and Eagle Ford that both closed in the third quarter of 2022. These increases were partially offset by natural declines in legacy Williston Basin assets and the Power River Basin.

Realized Prices

	2022	Realization	2021	Change
Oil (per Bbl)
WTI index	$94.39		$67.86	39%
Realized price, unhedged	$94.11	100%	$65.98	43%
Cash settlements	$(9.38)		$(11.60)
Realized price, with hedges	$84.73	90%	$54.38	56%

	2022	Realization	2021	Change
Gas (per Mcf)
Henry Hub index	$6.65		$3.85	73%
Realized price, unhedged	$5.47	82%	$3.40	61%
Cash settlements	$(0.93)		$(0.66)
Realized price, with hedges	$4.54	68%	$2.74	66%

	2022	Realization	2021	Change
NGLs (per Bbl)
WTI index	$94.39		$67.86	39%
Realized price, unhedged	$34.18	36%	$29.52	16%
Cash settlements	$—		$(0.38)
Realized price, with hedges	$34.18	36%	$29.14	17%

	2022	2021	Change
Combined (per Boe)
Realized price, unhedged	$63.20	$45.68	38%
Cash settlements	$(6.08)	$(7.01)
Realized price, with hedges	$57.12	$38.67	48%

From 2021 to 2022, realized prices contributed to a $4.1 billion increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by hedge cash settlements related to oil and gas commodities.

Hedge Settlements

	2022	2021	Change
	Q
Oil	$(1,025)	$(1,230)	17%
Natural gas	(331)	(213)	-55%
NGL	—	(19)	100%
Total cash settlements (1)	$(1,356)	$(1,462)	7%

(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

Production Expenses

	2022	2021	Change
LOE	$1,071	$859	25%
Gathering, processing & transportation	693	606	14%
Production taxes	954	633	51%
Property taxes	79	33	139%
Total	$2,797	$2,131	31%
Per Boe:
LOE	$4.81	$4.12	17%
Gathering, processing & transportation	$3.11	$2.91	7%
Percent of oil, gas and NGL sales:
Production taxes	6.8%	6.6%	2%

LOE and gathering, processing and transportation expenses increased primarily due to inflation and higher volumes resulting from increased activity and acquisitions in the Williston Basin and Eagle Ford. Production and property taxes also increased due to higher commodity prices.

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

	2022	$ per BOE	2021	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$8,074	$53.39	$5,183	$37.98
Anadarko Basin	968	$35.00	616	$22.46
Williston Basin	867	$46.28	759	$34.79
Eagle Ford	870	$52.68	474	$35.33
Powder River Basin	401	$57.39	290	$37.83
Other	105	$62.58	78	$42.00
Total	$11,285	$50.65	$7,400	$35.47

DD&A

	2022	2021	Change
Oil and gas per Boe	$9.52	$9.83	-3%

Oil and gas	$2,119	$2,050	3%
Other property and equipment	104	108	-4%
Total	$2,223	$2,158	3%

DD&A increased in 2022 primarily due to higher volumes which was partially offset by lower DD&A rates. The decrease in DD&A rates was primarily due to an increase in oil, gas and NGL reserve estimates at December 31, 2021, resulting from higher prices.

General and Administrative Expense

	2022	2021	Change
G&A per Boe	$1.77	$1.88	-6%

Labor and benefits	$229	$255	-10%
Non-labor	166	136	22%
Total	$395	$391	1%

Other Items

	2022	2021	Change in earnings
Commodity hedge valuation changes (1)	$698	$(82)	$780
Marketing and midstream operations	(35)	(19)	(16)
Exploration expenses	29	14	(15)
Asset dispositions	(44)	(168)	(124)
Net financing costs	309	329	20
Restructuring and transaction costs	—	258	258
Other, net	(95)	(43)	52
			$955
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

In 2022, asset dispositions include $42 million related to the re-valuation of contingent earnout payments associated with divested Barnett Shale assets. 2021 asset dispositions include $110 million related to the re-valuation of contingent earnout payments associated with divested Barnett Shale assets as well as $39 million related to the sale of non-core assets in the Rockies. For additional information, see Note 2 in “Item 8. Financial Statements and Supplementary Data” of this report.

Net financing costs decreased due to debt retirements in 2021 which was partially offset by a $30 million gain associated with those retirements. Additionally, net financing costs also decreased in 2022 due to an increase in interest income resulting from an increase in interest rates. For additional information, see Note 14 in “Item 8. Financial Statements and Supplementary Data” of this report.

Restructuring and transaction costs in 2021 reflect workforce reductions in conjunction with the Merger, as well as various transaction costs related to the Merger. For additional information, see Note 6 in “Item 8. Financial Statements and Supplementary Data” of this report.

For discussion on other, net, see Note 7 in “Item 8. Financial Statements and Supplementary Data” of this report.

Income Taxes

	2022	2021
Current expense	$559	$16
Deferred expense	1,179	49
Total expense	$1,738	$65
Current tax rate	7%	0%
Deferred tax rate	15%	2%
Effective income tax rate	22%	2%

For discussion on income taxes, see Note 8 in “Item 8. Financial Statements and Supplementary Data” of this report. In 2023, our total effective income tax rate is expected to remain relatively consistent with that for 2022. However, due to reduced net operating loss carryforwards and potential effects from the IRA, our current income tax rate could increase noticeably in 2023. While our 2022 current income tax rate was 7%, we expect our 2023 current income tax rate could approach the mid-teens, depending on commodity prices among other factors.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the time periods presented below.

	Year Ended December 31,
	2022	2021
Operating cash flow	$8,530	$4,899
WPX acquired cash	—	344
Acquisitions of property and equipment	(2,583)	(18)
Divestitures of property and equipment	39	79
Capital expenditures	(2,542)	(1,989)
Investment activity, net	(37)	10
Debt activity, net	—	(1,302)
Repurchases of common stock	(718)	(589)
Common stock dividends	(3,379)	(1,315)
Noncontrolling interest activity, net	(30)	(41)
Other	(97)	(44)
Net change in cash, cash equivalents and restricted cash	$(817)	$34
Cash, cash equivalents and restricted cash at end of period	$1,454	$2,271

Operating Cash Flow and WPX Acquired Cash

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow increased 74% during 2022 compared to 2021. The increase was primarily due to significantly increased commodity prices as well as higher volumes for 2022 compared to 2021.

Acquisitions of Property and Equipment

During 2022, we paid $2.6 billion toward acquisitions of producing properties and leasehold interests located in the Eagle Ford and Williston Basin, which were completed in the third quarter of 2022. For additional information, please see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

Divestitures of Property and Equipment

During 2022 we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

During 2021, we sold non-core U.S. upstream assets for approximately $79 million.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Year Ended December 31,
	2022	2021
Delaware Basin	$1,678	$1,535
Anadarko Basin	157	53
Williston Basin	158	77
Eagle Ford	229	122
Powder River Basin	149	73
Other	9	3
Total oil and gas	2,380	1,863
Midstream	92	64
Other	70	62
Total capital expenditures	$2,542	$1,989

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for 2022 represent approximately 30% of our operating cash flow.

Investment Activity

During 2022 and 2021, Devon received distributions from our investments of $39 million and $35 million, respectively. Devon contributed $76 million and $25 million to our investments during 2022 and 2021, respectively. The 2022 contributions primarily related to our investment in Matterhorn.

Debt Activity

Subsequent to the Merger closing, we redeemed $1.2 billion of senior notes in 2021. We also paid $59 million of cash retirement costs related to these redemptions.

Repurchases of Common Stock and Shareholder Distributions

We repurchased 11.7 million shares of common stock for $718 million in 2022 and 14 million shares of common stock for $589 million in 2021 under share repurchase programs authorized by our Board of Directors. For additional information, see Note 18 in “Item 8. Financial Statements and Supplementary Data” in this report.

The following table summarizes our common stock dividends in 2022 and 2021. In February 2022, our Board of Directors increased our fixed dividend rate by 45% to $0.16 per share and again by 13% to $0.18 per share beginning in the third quarter of 2022. In addition to the fixed quarterly dividend, we paid a variable dividend in each quarter of 2022 and 2021. For additional information, see Note 18 in “Item 8. Financial Statements and Supplementary Data” of this report.

	Fixed	Variable	Total	Rate Per Share
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Fourth quarter	117	758	875	$1.35
Total year-to-date	$448	$2,931	$3,379
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Third quarter	74	255	329	$0.49
Fourth quarter	73	481	554	$0.84
Total year-to-date	$298	$1,017	$1,315

Noncontrolling Interest Activity

During 2021, we received $4 million of contributions from our noncontrolling interests (primarily in CDM). During 2022 and 2021, we distributed $30 million and $21 million, respectively, to our noncontrolling interests in CDM. In the first quarter of 2021, we paid $24 million to purchase the noncontrolling interest portion of a partnership that WPX had formed to acquire minerals in the Delaware Basin.

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

Historically, our primary sources of capital funding and liquidity have been our operating cash flow, cash on hand and asset divestiture proceeds. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. If needed, we can also issue debt and equity securities, including through transactions under our shelf registration statement filed with the SEC. We estimate the combination of our sources of capital will continue to be adequate to fund our planned capital requirements, as discussed in this section, as well as execute our cash-return business model.

Operating Cash Flow

Key inputs into determining our planned capital investment is the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of 2022, we held approximately $1.5 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of December 31, 2022 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2023. The currently elevated level of cost inflation could erode our cost efficiencies gained over previous years and pressure our margin in 2023. Despite this, we expect to continue generating material amounts of free cash flow at current commodity price levels due to our strategy of spending within cash flow.

Operating Expenses – Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price decreases can lead to a decrease in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also decrease, causing a positive impact on our cash flow as the prices paid for services and equipment decline. However, the inverse is also generally true during periods of rising commodity prices, which is what we experienced in 2022 and 2021. Furthermore, the COVID-19 pandemic has contributed to disruption and volatility in our supply chain, which has resulted, and may continue to result, in labor shortages, increased costs and delays for pipe and other materials needed for our operations as well as increased costs due to inflation. We expect to mitigate the impact of cost inflation through efficiencies gained from the scale of our operations as well as by leveraging our long-standing relationships with our suppliers.

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

Credit Availability

We have $3.0 billion of available borrowing capacity under our Senior Credit Facility at December 31, 2022. The Senior Credit Facility matures on October 5, 2024, with the option to extend the maturity date by two additional one-year periods subject to lender consent. Subsequent to October 5, 2023, the borrowing capacity decreases to $2.8 billion. The Senior Credit Facility supports our $3.0 billion of short-term credit under our commercial paper program. As of December 31, 2022, there were no borrowings under our commercial paper program. See Note 14 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of December 31, 2022, we were in compliance with this covenant with a 23% debt-to-capitalization ratio.

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

Fixed Plus Variable Dividend

We are committed to a "fixed plus variable" dividend strategy. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. Our Board of Directors increased our quarterly fixed dividend rate by 45% to $0.16 per share in February 2022 and again by 13% to $0.18 per share beginning in August 2022. In addition to the fixed quarterly dividend, we may pay a variable dividend up to 50% of our excess free cash flow, which is a non-GAAP measure. Each quarter’s excess free cash flow is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In February 2023, Devon announced a cash dividend in the amount of $0.89 per share payable in the first quarter of 2023. The dividend consists of a fixed quarterly dividend in the amount of $130 million (or $0.20 per share) and a variable dividend in the amount of approximately $449 million (or $0.69 per share).

Share Repurchase Program

Our Board of Directors has authorized a $2.0 billion share repurchase program that expires on May 4, 2023. Through February 10, 2023, we had executed $1.3 billion of the authorized program.

Capital Expenditures

Our 2023 capital expenditure budget is expected to be approximately $3.6 billion to $3.8 billion, which is approximately 35% higher than our 2022 capital expenditures. The anticipated increase in capital spending is driven by a full year of planned capital spend on assets acquired in 2022 and general inflation trends.

Contractual Obligations

As of December 31, 2022, our material contractual obligations include debt, interest expense, asset retirement obligations, lease obligations, retained obligations related to our divested Canadian business, operational agreements, drilling and facility obligations and various tax obligations. As discussed above, we estimate the combination of our sources of capital will continue to be adequate to fund our short- and long-term contractual obligations. See Notes 6, 8, 14, 15, 16 and 20 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

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

Once a well is drilled, the determination that proved reserves have been discovered may take considerable time and requires both judgment and application of industry experience. Development wells are always capitalized. Costs associated with drilling an exploratory well are initially capitalized, or suspended, pending a determination as to whether proved reserves have been found. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs to determine whether the costs should continue to remain capitalized or shall be expensed. When making this determination, management considers current activities, near-term plans for additional exploratory or appraisal drilling and the likelihood of reaching a development program. If management determines future development activities and the determination of proved reserves are unlikely to occur, the associated suspended exploratory well costs are recorded as dry hole expense and reported in exploration expense in the consolidated statements of comprehensive earnings. Otherwise, the costs of exploratory wells remain capitalized. At December 31, 2022, all suspended well costs have been suspended for less than one year.

Similar to the evaluation of suspended exploratory well costs, costs for undeveloped leasehold, for which reserves have not been proven, must also be evaluated for continued capitalization or impairment. At the end of each quarter, management assesses undeveloped leasehold costs for impairment by considering future drilling plans, drilling activity results, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. At December 31, 2022, Devon had approximately $777 million of undeveloped leasehold costs. Of the remaining undeveloped leasehold costs at December 31, 2022, none is scheduled to expire in 2023.

Reserves

Our estimates of proved and proved developed reserves are a major component of DD&A calculations. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Our engineers prepare our reserve estimates. We then subject certain of our reserve estimates to audits performed by a third-party petroleum consulting firm. In 2022, 89% of our proved reserves were subjected to such an audit.

The passage of time provides additional information which may result in revisions to previous estimates to reflect updated information. In the past five years, annual revisions other than price to our proved reserve estimates, which have been both increases and decreases in individual years, have averaged approximately 5% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. For example, revisions may be driven broadly by economic factors such as significant changes in operating costs, or they may be more focused such as in a given area or reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

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

As a result of the impairments recognized in 2020 and the significant increases in commodity prices during 2021 which sustained through 2022, none of our oil and gas assets were at risk of impairment as of December 31, 2022.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change occurred during 2022 for Devon, but the Merger did cause an ownership change for WPX and increased the likelihood Devon could experience an ownership change over the next year. See Note 8 in “Item 8. Financial Statements and Supplementary Data” in this report for further discussion regarding our net operating losses and tax credits available to be carried forward and used in future years. Devon continues to maintain valuation allowances for certain state and foreign deferred tax assets.

On August 16, 2022, the IRA was signed into law and included various income tax related provisions with an effective date beginning in 2023. Among the enacted provisions are a 15% corporate alternative minimum tax (“CAMT”) and several new and expanded clean energy credits and incentives. The CAMT will be assessed on applicable corporations with an average annual adjusted financial statement income that exceeds $1 billion for the preceding three consecutive years. The Company continues to assess the potential impact of the CAMT, and material incremental cash tax could be incurred depending on actual operating results as well as future U.S. Treasury guidance.

Purchase Accounting

Periodically we acquire assets and assume liabilities in transactions accounted for as business combinations, such as the Merger with WPX. In connection with the Merger in 2021, as the accounting acquirer, we allocated the $5.4 billion of purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the date of the Merger.

We made a number of assumptions in estimating the fair value of assets acquired and liabilities assumed in the Merger. The most significant assumptions related to the estimated fair values of proved and unproved oil and gas properties. Since sufficient market data was not available regarding the fair values of proved and unproved oil and gas properties, we prepared estimates and engaged third-party valuation experts. Significant judgments and assumptions were inherent in these estimates and included, among other things, estimates of reserve quantities, estimates of future commodity prices, expected development costs, lease operating costs, reserve risk adjustment factors and an estimate of an applicable market participant discount rate that reflected the risk of the underlying cash flow estimates.

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

In addition to the fair value of proved and unproved oil and gas properties, other fair value assessments for the assets acquired and liabilities assumed in the Merger related to debt, the equity method investment in Catalyst and out-of-market contract liabilities. The fair value of the assumed WPX publicly traded debt was based on available third-party quoted prices. We prepared estimates and engaged third-party valuation experts to assist in the valuation of the equity method investment in Catalyst. Significant judgments and assumptions inherent in this estimate included projected Catalyst cash flows, comparable companies cash flow multiples and an estimate of an applicable market participant discount rate. The fair value of assumed out-of-market contract assets and liabilities associated with longer-term marketing, gathering, processing and transportation contracts included significant judgments and assumptions related to determining the market rates, estimates of future reserves and production associated with the respective contracts and applying an applicable market participant discount rate.

Non-GAAP Measures

Core Earnings

We make reference to “core earnings (loss) attributable to Devon” and “core earnings (loss) per share attributable to Devon” in “Overview of 2022 Results” in this Item 7 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings (loss) attributable to Devon, as well as the per share amount, represent net earnings (loss) excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our quarterly financial results. For more information on the results of discontinued operations for our Barnett Shale assets, see Note 19 in “Item 8. Financial Statements and Supplementary Data” in this report. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for 2022 relate to asset dispositions, noncash asset impairments (including unproved asset impairments), deferred tax asset valuation allowance and fair value changes in derivative financial instruments.

Amounts excluded for 2021 relate to asset dispositions, noncash asset impairments (including unproved asset impairments), deferred tax asset valuation allowance, changes in tax legislation, fair value changes in derivative financial instruments, restructuring and transaction costs associated with the workforce reductions in 2021 and costs associated with the early retirement of debt.

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

Below are reconciliations of our core earnings and earnings per share to their comparable GAAP measures.

	Year Ended December 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2022
Earnings attributable to Devon (GAAP)	$7,775	$6,037	$6,015	$9.12
Adjustments:
Asset dispositions	(44)	(34)	(34)	(0.05)
Asset and exploration impairments	13	10	10	0.02
Deferred tax asset valuation allowance	—	17	17	0.03
Fair value changes in financial instruments	(690)	(532)	(532)	(0.81)
Core earnings attributable to Devon (Non-GAAP)	$7,054	$5,498	$5,476	$8.31
2021
Earnings attributable to Devon (GAAP)	$2,898	$2,833	$2,813	$4.19
Adjustments:
Asset dispositions	(168)	(129)	(129)	(0.19)
Asset and exploration impairments	6	5	5	0.01
Deferred tax asset valuation allowance	—	(639)	(639)	(0.95)
Change in tax legislation	—	60	60	0.09
Fair value changes in financial instruments	82	63	63	0.09
Restructuring and transaction costs	258	224	224	0.33
Early retirement of debt	(30)	(23)	(23)	(0.04)
Core earnings attributable to Devon (Non-GAAP)	$3,046	$2,394	$2,374	$3.53

	Year ended December 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2020
Continuing Operations
Loss attributable to Devon (GAAP)	$(3,090)	$(2,543)	$(2,552)	$(6.78)
Adjustments:
Asset dispositions	(1)	—	—	—
Asset and exploration impairments	2,847	2,207	2,207	5.87
Deferred tax asset valuation allowance	—	230	230	0.60
Fair value changes in financial instruments	161	125	125	0.32
Change in tax legislation	—	(113)	(113)	(0.29)
Restructuring and transaction costs	49	38	38	0.10
Core loss attributable to Devon (Non-GAAP)	$(34)	$(56)	$(65)	$(0.18)
Discontinued Operations
Loss attributable to Devon (GAAP)	$(152)	$(128)	$(128)	$(0.34)
Adjustments:
Asset dispositions	1	19	19	0.05
Asset impairments	182	143	143	0.37
Fair value changes in foreign currency and other	(8)	(5)	(5)	(0.01)
Restructuring and transaction costs	9	6	6	0.02
Core earnings attributable to Devon (Non-GAAP)	$32	$35	$35	$0.09
Total
Loss attributable to Devon (GAAP)	$(3,242)	$(2,671)	$(2,680)	$(7.12)
Adjustments:
Continuing Operations	3,056	2,487	2,487	6.60
Discontinued Operations	184	163	163	0.43
Core loss attributable to Devon (Non-GAAP)	$(2)	$(21)	$(30)	$(0.09)

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Year Ended December 31,
	2022	2021	2020
Net earnings (GAAP)	$6,037	$2,833	$(2,671)
Net loss from discontinued operations, net of tax	—	—	128
Financing costs, net	309	329	270
Income tax expense (benefit)	1,738	65	(547)
Exploration expenses	29	14	167
Depreciation, depletion and amortization	2,223	2,158	1,300
Asset impairments	—	—	2,693
Asset dispositions	(44)	(168)	(1)
Share-based compensation	87	77	76
Derivative and financial instrument non-cash valuation changes	(698)	82	161
Restructuring and transaction costs	—	258	49
Accretion on discounted liabilities and other	(95)	(43)	(34)
EBITDAX (Non-GAAP)	9,586	5,605	1,591
Marketing and midstream revenues and expenses, net	35	19	35
Commodity derivative cash settlements	1,356	1,462	(316)
General and administrative expenses, cash-based	308	314	262
Field-level cash margin (Non-GAAP)	$11,285	$7,400	$1,572

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

Commodity Price Risk

Our major market risk exposure is the pricing applicable to our oil, gas and NGL production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our gas and NGL production. Pricing for oil and gas production has been volatile and unpredictable as discussed in “Item 1A. Risk Factors” of this report. Consequently, we systematically hedge a portion of our production through various financial transactions. The key terms to our oil and gas derivative financial instruments as of December 31, 2022 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At December 31, 2022, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $150 million.

Interest Rate Risk

At December 31, 2022, we had total debt of $6.4 billion. All of our debt is based on fixed interest rates averaging 5.8%.

Foreign Currency Risk

We had no material foreign currency risk at December 31, 2022.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Devon Energy Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting contained in "Item 9A. Controls and Procedures". Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of proved oil and gas reserves used in the depletion of proved oil and gas properties

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company calculates depletion for its proved oil and gas properties subject to amortization using a units-of-production method. The rates used to deplete the balance of oil and gas properties subject to amortization are set using the estimate of proved oil and gas reserves by common operating field. Under the units-of-production method, a rate is set annually using the beginning of year balance of oil and gas properties subject to amortization and estimated proved oil and gas reserves for each common operating field. That rate is then applied to production throughout the year to determine the amount of depletion expense to be recorded by common operating field. The Company also periodically evaluates whether changes in the estimated proved oil and gas reserves for each common operating field have occurred that would require a change in the rate of depletion to be applied to the production realized. The Company’s internal reservoir engineers estimate proved oil and gas reserves, and the Company engages external reservoir engineers to perform an independent evaluation of a portion of the estimates of proved oil and gas reserves. The company recorded depletion expense of $2.1 billion for the year ended December 31, 2022.

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

Oklahoma City, Oklahoma
February 15, 2023

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2022	2021	2020
	(Millions, except per share amounts)
Oil, gas and NGL sales	$14,082	$9,531	$2,695
Oil, gas and NGL derivatives	(658)	(1,544)	155
Marketing and midstream revenues	5,745	4,219	1,978
Total revenues	19,169	12,206	4,828
Production expenses	2,797	2,131	1,123
Exploration expenses	29	14	167
Marketing and midstream expenses	5,780	4,238	2,013
Depreciation, depletion and amortization	2,223	2,158	1,300
Asset impairments	—	—	2,693
Asset dispositions	(44)	(168)	(1)
General and administrative expenses	395	391	338
Financing costs, net	309	329	270
Restructuring and transaction costs	—	258	49
Other, net	(95)	(43)	(34)
Total expenses	11,394	9,308	7,918
Earnings (loss) from continuing operations before income taxes	7,775	2,898	(3,090)
Income tax expense (benefit)	1,738	65	(547)
Net earnings (loss) from continuing operations	6,037	2,833	(2,543)
Net loss from discontinued operations, net of income taxes	—	—	(128)
Net earnings (loss)	6,037	2,833	(2,671)
Net earnings attributable to noncontrolling interests	22	20	9
Net earnings (loss) attributable to Devon	$6,015	$2,813	$(2,680)
Net earnings (loss) per share:
Basic earnings (loss) from continuing operations per share	$9.15	$4.20	$(6.78)
Basic loss from discontinued operations per share	—	—	(0.34)
Basic net earnings (loss) per share	$9.15	$4.20	$(7.12)
Diluted earnings (loss) per share:
Diluted earnings (loss) from continuing operations per share	$9.12	$4.19	$(6.78)
Diluted loss from discontinued operations per share	—	—	(0.34)
Diluted net earnings (loss) per share	$9.12	$4.19	$(7.12)
Comprehensive earnings (loss):
Net earnings (loss)	$6,037	$2,833	$(2,671)
Other comprehensive earnings (loss), net of tax:
Pension and postretirement plans	16	(5)	(8)
Other comprehensive earnings (loss), net of tax	16	(5)	(8)
Comprehensive earnings (loss):	6,053	2,828	(2,679)
Comprehensive earnings attributable to noncontrolling interests	22	20	9
Comprehensive earnings (loss) attributable to Devon	$6,031	$2,808	$(2,688)

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net earnings (loss)	$6,037	$2,833	$(2,671)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Net loss from discontinued operations, net of income taxes	—	—	128
Depreciation, depletion and amortization	2,223	2,158	1,300
Asset impairments	—	—	2,693
Leasehold impairments	12	4	152
(Amortization) accretion of liabilities	(31)	(27)	32
Total (gains) losses on commodity derivatives	658	1,544	(155)
Cash settlements on commodity derivatives	(1,356)	(1,462)	316
Gains on asset dispositions	(44)	(168)	(1)
Deferred income tax expense (benefit)	1,179	49	(328)
Share-based compensation	88	99	88
Early retirement of debt	—	(30)	—
Other	(10)	15	5
Changes in assets and liabilities, net	(226)	(116)	(95)
Net cash from operating activities - continuing operations	8,530	4,899	1,464
Cash flows from investing activities:
Capital expenditures	(2,542)	(1,989)	(1,153)
Acquisitions of property and equipment	(2,583)	(18)	(8)
Divestitures of property and equipment	39	79	34
WPX acquired cash	—	344	—
Distributions from investments	39	35	—
Contributions to investments	(76)	(25)	—
Net cash from investing activities - continuing operations	(5,123)	(1,574)	(1,127)
Cash flows from financing activities:
Repayments of long-term debt	—	(1,243)	—
Early retirement of debt	—	(59)	—
Repurchases of common stock	(718)	(589)	(38)
Dividends paid on common stock	(3,379)	(1,315)	(257)
Contributions from noncontrolling interests	—	4	21
Distributions to noncontrolling interests	(30)	(21)	(14)
Acquisition of noncontrolling interests	—	(24)	—
Shares exchanged for tax withholdings and other	(86)	(45)	(18)
Net cash from financing activities - continuing operations	(4,213)	(3,292)	(306)
Effect of exchange rate changes on cash - continuing operations	(11)	1	—
Net change in cash, cash equivalents and restricted cash - continuing operations	(817)	34	31
Cash flows from discontinued operations:
Operating activities	—	—	(110)
Investing activities	—	—	481
Financing activities	—	—	—
Effect of exchange rate changes on cash	—	—	(9)
Net change in cash, cash equivalents and restricted cash of discontinued operations	—	—	362
Net change in cash, cash equivalents and restricted cash	(817)	34	393
Cash, cash equivalents and restricted cash at beginning of period	2,271	2,237	1,844
Cash, cash equivalents and restricted cash at end of period	$1,454	$2,271	$2,237

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,314	$2,099	$2,047
Restricted cash	140	172	190
Total cash, cash equivalents and restricted cash	$1,454	$2,271	$2,237

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,454	$2,271
Accounts receivable	1,767	1,543
Inventory	201	114
Other current assets	469	321
Total current assets	3,891	4,249
Oil and gas property and equipment, based on successful efforts accounting, net	16,567	13,536
Other property and equipment, net ($109 million and $111 million related to CDM in 2022 and 2021, respectively)	1,539	1,472
Total property and equipment, net	18,106	15,008
Goodwill	753	753
Right-of-use assets	224	235
Investments	440	402
Other long-term assets	307	378
Total assets	$23,721	$21,025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$859	$500
Revenues and royalties payable	1,506	1,456
Short-term debt	251	—
Other current liabilities	489	1,131
Total current liabilities	3,105	3,087
Long-term debt	6,189	6,482
Lease liabilities	257	252
Asset retirement obligations	511	468
Other long-term liabilities	900	1,050
Deferred income taxes	1,463	287
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 653 million and 663 million shares in 2022 and 2021, respectively	65	66
Additional paid-in capital	6,921	7,636
Retained earnings	4,297	1,692
Accumulated other comprehensive loss	(116)	(132)
Total stockholders’ equity attributable to Devon	11,167	9,262
Noncontrolling interests	129	137
Total equity	11,296	9,399
Total liabilities and equity	$23,721	$21,025

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity

Balance as of December 31, 2019	382	$38	$2,735	$3,148	$(119)	$—	$118	$5,920
Net earnings (loss)	—	—	—	(2,680)	—	—	9	(2,671)
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	—	(8)
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(57)	—	(57)
Common stock retired	(3)	—	(57)	—	—	57	—	—
Common stock dividends	—	—	—	(260)	—	—	—	(260)
Share-based compensation	—	—	88	—	—	—	—	88
Contributions from noncontrolling interests	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Balance as of December 31, 2020	382	$38	$2,766	$208	$(127)	$—	$134	$3,019
Net earnings	—	—	—	2,813	—	—	20	2,833
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	—	(5)
Restricted stock grants, net of cancellations	6	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(633)	—	(633)
Common stock retired	(16)	(1)	(632)	—	—	633	—	—
Common stock dividends	—	—	—	(1,329)	—	—	—	(1,329)
Common stock issued	290	29	5,403	—	—	—	—	5,432
Share-based compensation	1	—	99	—	—	—	—	99
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	6,015	—	—	22	6,037
Other comprehensive earnings, net of tax	—	—	—	—	16	—	—	16
Restricted stock grants, net of cancellations	2	1	3	—	—	—	—	4
Common stock repurchased	—	—	—	—	—	(808)	—	(808)
Common stock retired	(13)	(2)	(806)	—	—	808	—	—
Common stock dividends	—	—	—	(3,410)	—	—	—	(3,410)
Share-based compensation	1	—	88	—	—	—	—	88
Distributions to noncontrolling interests	—	—	—	—	—	—	(30)	(30)
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Devon, entities in which it holds a controlling interest and VIEs for which Devon is the primary beneficiary. All intercompany transactions have been eliminated. Undivided interests in oil and natural gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in non-controlled entities, over which Devon has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost and subsequently adjusted for Devon’s proportionate share of earnings, losses, contributions and distributions. Investments in non-controlled entities over which Devon does not have the ability to exercise significant influence are initially recognized at cost and subsequently adjusted for contributions and distributions.

Variable Interest Entity

Devon and an affiliate of QL Capital Partners, LP (“QLCP”) formed CDM, a joint venture in the Delaware Basin. Devon holds a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets. CDM is considered a VIE to Devon.

Devon, through its controlling interest in CDM, has the power to direct the activities that significantly affect the economic performance of CDM and the obligation to absorb losses or the right to receive benefits that could be significant to CDM; therefore, Devon is considered the primary beneficiary and consolidates CDM. CDM maintains its own capital structure that is separate from Devon. During 2022, 2021 and 2020, QLCP distributions from CDM were approximately $30 million, $20 million and $14 million, respectively. During 2021 and 2020, QLCP contributions to CDM were approximately $3 million and $21 million, respectively.

The assets of CDM cannot be used by Devon for general corporate purposes and are included in and disclosed parenthetically on Devon's consolidated balance sheets. The carrying amount of liabilities related to CDM for which the creditors do not have recourse to Devon's assets are also included in and disclosed parenthetically, if material, on Devon's consolidated balance sheets.

Investments

In conjunction with the Merger, Devon acquired an interest in Catalyst, which is a joint venture established among WPX, an affiliate of Howard Energy Partners, LLC (“HEP”) and certain other investors, to develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the arrangement, Devon and a holding company owned by the other joint venture investors each have a 50% voting

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest in the joint venture legal entity, and HEP serves as the operator. Through 2038, Devon’s production from 50,000 net acres in the Stateline area of the Delaware Basin has been dedicated to Catalyst subject to fixed-fee oil gathering and natural gas processing agreements. The agreements do not include any minimum volume commitments. Devon accounts for the investment in Catalyst as an equity method investment. Devon's share of the earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

During 2022, Devon made an investment in Matterhorn. Matterhorn is a joint venture entity and was formed for the purpose of constructing a natural gas pipeline that will transport natural gas from the Permian Basin to the Katy, Texas area. Devon’s investment in Matterhorn does not give it the ability to exercise significant influence over Matterhorn.

Devon has other investments largely focused on midstream, new technologies and energy transition initiatives. Devon does not have the ability to exercise significant influence over these investments. The following table presents Devon's investments that are shown on the consolidated balance sheet.

		Carrying Amount
Investments	% Interest	December 31, 2022	December 31, 2021
Catalyst	50%	$339	$368
Matterhorn	12.5%	54	—
Other	Various	47	34
Total		$440	$402

As of December 31, 2022, Devon’s $339 million investment in Catalyst exceeded the underlying equity in net assets by approximately $120 million. The basis difference results primarily from intangible assets associated with Devon’s acreage dedication and is amortized over the remaining 15-year term of the associated oil gathering and natural gas processing agreements.

After the closing of the Merger, Catalyst has provided certain gathering, processing and marketing services to Devon in the ordinary course of business. The impact from these services on Devon’s consolidated statement of comprehensive earnings and consolidated balance sheet for the years ended and as of December 31, 2022 and 2021, respectively, are summarized below.

	Year ended December 31,
	2022	2021
Oil, gas and NGL sales	$405	$264
Production expenses	$55	$42
Accounts receivable	$14	$22

Segment Information

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
•
the fair value of contingent earnout payments, and
•
general credit risk associated with receivables and other assets.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Midstream Revenues

Devon’s reported midstream revenue primarily relates to its interest in CDM. CDM provides gathering, compression and dehydration services to Devon and other producers’ natural gas production. An evaluation is performed to determine whether CDM is a principal or agent in these transactions. Under the terms of these gathering, compression and dehydration contracts, CDM has concluded it is the agent as title to the gas production remains with the CDM affiliate producer or a third-party producer. Revenue is recognized on a net basis since CDM is strictly providing a service. Costs to maintain CDM’s assets are presented as marketing and midstream expenses in the consolidated statements of comprehensive earnings. Revenue is recognized for sales at the time the gathering, compression and dehydration service has been rendered or performed.

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

Contract Balances

Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered material as of December 31, 2022. Devon’s product sales and marketing contracts do not give rise to contract assets.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good.

	Year Ended December 31,
	2022	2021	2020
Oil	$10,281	$6,996	$2,034
Gas	1,948	1,104	326
NGL	1,853	1,431	335
Oil, gas and NGL sales	14,082	9,531	2,695

Oil	3,305	2,451	936
Gas	1,163	718	488
NGL	1,277	1,050	554
Marketing and midstream revenues	5,745	4,219	1,978
Total revenues from contracts with customers	$19,827	$13,750	$4,673

Customers

For the year ended December 31, 2022, sales to one customer accounted for approximately 15% of Devon's sales revenue. For the years ended December 31, 2021 and 2020, sales to two customers accounted for approximately 19% and 12% and 13% and 10%, respectively, of Devon's sales revenue.

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

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the balance sheet. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the balance sheet. Changes in the fair value of these derivative financial instruments are recorded in earnings unless specific hedge accounting criteria are met. For derivative financial instruments held during the three-year period ended December 31, 2022, Devon chose not to meet the necessary criteria to qualify its derivative financial instruments for hedge accounting treatment. Cash settlements with counterparties on Devon’s derivative financial instruments are also recorded in earnings.

By using derivative financial instruments to hedge exposures to changes in commodity prices and interest rates, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally require cash collateral to be posted if either its or the counterparty’s credit rating falls below certain credit rating levels. As of December 31, 2022, Devon held no cash collateral of its counterparties nor posted collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not currently required to post collateral to its counterparties with respect to its open derivative positions, and would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

using the treasury stock method to reflect the assumed issuance of common shares for all potentially dilutive securities. Such securities primarily consist of unvested performance share units.

Cash, Cash Equivalents and Restricted Cash

Devon considers all highly liquid investments with original contractual maturities of three months or less to be cash equivalents. To fund retained long-term obligations related to previously disposed assets, approximately $120 million and $160 million of Devon’s cash balance as of December 31, 2022 and 2021, respectively, is presented as restricted. These obligations primarily relate to abandoned Canadian firm transportation agreements. This cash is not legally restricted and can be used by Devon for other general corporate purposes.

Accounts Receivable

Devon’s accounts receivable balance primarily consists of oil and gas sales receivables, marketing and midstream revenue receivables and joint interest receivables. Devon does not require collateral security for joint interest receivables.

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

Devon performed impairment tests of goodwill in the fourth quarters of 2022, 2021 and 2020. No impairment was required as a result of the annual tests in these time periods.

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

Purchase Price Allocation

The allocation of the total purchase price of WPX to the identifiable assets acquired and the liabilities assumed was finalized at December 31, 2021. The transaction was accounted for using the acquisition method of accounting, with Devon being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of WPX and its subsidiaries were recorded at their respective fair values as of the date of completion of the Merger and added to Devon’s. Determining the fair value of the assets and liabilities of WPX required judgment and certain assumptions to be made, the most significant of these being related to the valuation of WPX's oil and gas properties. Significant judgments and assumptions included, among other things, estimates of reserve quantities, estimates of future commodity prices, expected development costs, lease operating costs, reserve risk adjustment factors and an estimate of an applicable market participant discount rate that reflected the risk of the underlying cash flow estimates. The inputs and assumptions related to the oil and gas properties were categorized as level 3 in the fair value hierarchy.

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

Acquisitions

In September 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Eagle Ford for cash consideration of approximately $1.7 billion, net of purchase price adjustments. Additionally, in July 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Williston Basin for cash consideration of approximately $830 million, net of purchase price adjustments. The total estimated proved reserves associated with these Eagle Ford and Williston Basin assets are approximately 87 MMBoe and 66 MMBoe, respectively. Each of these acquisitions were accounted for as asset acquisitions as substantially all of the fair value was concentrated in a group of similar assets. Each of the acquisitions resulted in the purchase of producing properties and leasehold interests in a defined geographical and geological area and substantially all of the assets have similar risk characteristics.

Divestitures – Continuing Operations

In 2021, Devon completed the sale of non-core assets in the Rockies for proceeds of $9 million, net of purchase price adjustments, and recognized a $35 million gain related to the sale. Devon received $4 million in contingent earnout payments related to this transaction in the first quarters of 2023 and 2022. The total estimated proved reserves associated with these divested assets was approximately 3 MMBoe.

Divestitures – Discontinued Operations

In the fourth quarter of 2020, Devon completed the sale of its Barnett Shale assets to BKV for proceeds, net of purchase price adjustments, of $490 million. The agreement with BKV provides for contingent earnout payments to Devon with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $65 million in contingent earnout payments related to this transaction in the first quarters of 2023 and 2022 and could receive up to an additional $130 million in contingent earnout payments for the remaining performance periods depending on future commodity prices. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the December 31, 2022 consolidated balance sheet was $65 million and $88 million, respectively. During 2022 and 2021, Devon recorded a $42 million and $110 million increase to the fair value within asset dispositions on the consolidated statements of comprehensive earnings related to these payments. These values were derived utilizing a Monte Carlo valuation model and qualify as a level 3 fair value measurement. Additional information can be found in Note 19.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.
Derivative Financial Instruments

Commodity Derivatives

As of December 31, 2022, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q1-Q4 2023	86,207	$69.03	$94.66

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q1-Q4 2023	Midland Sweet	18,647	$0.73
Q1-Q4 2024	Midland Sweet	9,000	$1.14

As of December 31, 2022, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q1-Q4 2023	11,123	$5.47	199,490	$3.78	$8.27
Q1-Q4 2024			40,527	$3.78	$7.05

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q1-Q4 2023	El Paso Natural Gas	140,041	$(1.58)
Q1-Q4 2023	Houston Ship Channel	110,000	$(0.16)
Q1-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	WAHA	40,000	$(0.51)

As of December 31, 2022, Devon did not have any open NGL derivative positions.

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The table below presents a summary of these positions as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$138	$(19)	$119	$6	$(4)	$2	Other current assets
Long-term derivative asset	12	—	12	6	—	6	Other long-term assets
Short-term derivative liability	(22)	19	(3)	(579)	4	(575)	Other current liabilities
Long-term derivative liability	—	—	—	(2)	—	(2)	Other long-term liabilities
Total derivative asset (liability)	$128	$—	$128	$(569)	$—	$(569)

4.
Share-Based Compensation

In 2022, Devon's stockholders approved the 2022 Plan. The 2022 Plan replaces the 2017 Plan. From the effective date of the 2022 Plan, no further awards may be made under the 2017 Plan; however, awards previously granted will continue to be governed by the terms of the respective award documents. The 2022 Plan authorizes the grant of nonqualified and incentive stock options, restricted stock awards or units and stock appreciation rights to eligible employees. Restricted stock awards or restricted stock units granted under the 2022 Plan may be subject to performance-based conditions. The 2022 Plan also authorizes the grant of nonqualified stock options, restricted stock awards or units and stock appreciation rights to non-employee directors. To calculate the number of shares that may be granted in awards under the 2022 Plan, options and stock appreciation rights represent one share and other awards represent 1.74 shares.

The vesting for certain share-based awards was accelerated in 2021 and 2020 in conjunction with the reduction of workforce activities described in Note 6 and is included in restructuring and transaction costs in the accompanying consolidated statements of comprehensive earnings.

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Year Ended December 31,
	2022	2021	2020
G&A	$87	$77	$76
Exploration expenses	1	1	1
Restructuring and transaction costs	—	21	11
Total	$88	$99	$88
Related income tax benefit	$34	$13	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plans.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/21	7,656	$22.15	2,076		$24.12
Granted	1,408	$53.60	964		$44.05	(1)
Vested	(3,192)	$23.10	(1,194)		$28.91
Forfeited	(84)	$34.05	(5)		$68.68
Unvested at 12/31/22	5,788	$29.11	1,841	(2)	$31.33

(1)
These grants also include the impact of performance share units granted in prior year that vested higher than 100% target due to Devon's TSR performance compared to applicable peers.
(2)
A maximum of 3.7 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the aggregate fair value of awards and units that vested during the indicated period.

	2022	2021	2020
Restricted Stock Awards and Units	$180	$115	$44
Performance-Based Restricted Stock Awards	$—	$1	$2
Performance Share Units	$62	$15	$10

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of December 31, 2022.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$85	$18
Weighted average period for recognition (years)	2.5	1.6

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

Performance Share Units

Performance share units are granted to certain members of Devon’s management and employees. Each unit that vests entitles the recipient to one share of Devon common stock. The vesting of these units is based on comparing Devon’s TSR to the TSR of a predetermined group of peer companies over the specified three-year performance period. Subject to certain limits, the vesting of units may be between zero and 200% of the units granted depending on Devon’s TSR as compared to the peer group as of the end of the performance period.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At vesting, recipients receive dividend equivalents with respect to the number of units vested. The fair value of each performance share unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all grants made under the plan: (i) a risk-free interest rate based on U.S. Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of Devon and the designated peer group; and (iii) an estimated ranking of Devon among the designated peer group. The fair value of the unit on the date of grant is expensed over the applicable vesting period. The following table presents the assumptions related to performance share units granted.

	2022	2021	2020
Grant-date fair value	$68.68	$18.08	$27.89
Risk-free interest rate	1.81%	0.18%	1.36%
Volatility factor	70.1%	67.8%	38.4%
Contractual term (years)	2.89	2.89	2.89

5.
Asset Impairments

The following table presents a summary of Devon’s asset impairments. Unproved impairments shown below are included in exploration expenses in the consolidated statements of comprehensive earnings.

	Year Ended December 31,
	2022	2021	2020
Proved oil and gas assets	$—	$—	$2,664
Other assets	—	—	29
Total asset impairments	$—	$—	$2,693

Unproved impairments	$12	$4	$152

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unproved Impairments

Due to the downturn in the commodity price environment and reduced near-term investment as discussed above, Devon recognized $152 million of unproved impairments in 2020, primarily in the Rockies field. In 2022 and 2021, Devon allowed certain non-core acreage to expire without plans for development resulting in unproved impairments.

6.
Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Year Ended December 31,
	2022	2021	2020
Restructuring costs	$—	$210	$41
Transaction costs	—	48	8
Total costs	$—	$258	$49

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

Prior Years’ Restructurings

During 2020, Devon sold assets, reduced its workforce and recognized restructuring expenses of $41 million. Of these expenses recognized in 2020, $11 million and $9 million resulted from accelerated vesting of share-based grants and settlements and curtailments of defined retirement benefits, respectively.

The following table summarizes Devon’s restructuring liabilities. The remaining restructuring liability as of December 31, 2022 primarily relates to obligations associated with an abandoned Canadian firm transportation agreement.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2020	$35	$137	$172
Changes related to prior years' restructurings	3	(26)	(23)
Balance as of December 31, 2021	$38	$111	$149
Changes related to prior years' restructurings	(4)	(30)	(34)
Balance as of December 31, 2022	$34	$81	$115

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.
Other, Net

The following table summarizes Devon’s other expenses (income) presented in the accompanying consolidated comprehensive statements of earnings.

	Year Ended December 31,
	2022	2021	2020
Estimated future obligation under a performance guarantee	$(144)	$(18)	$—
Ukraine charitable pledge	20	—	—
Asset retirement obligation accretion	25	28	20
Severance and other non-income tax refunds	(5)	(39)	(40)
Other	9	(14)	(14)
Total	$(95)	$(43)	$(34)

Devon has guaranteed performance through 2026 for a minimum volume commitment associated with assets divested in 2018. In 2022, the purchaser of the assets was able to fully satisfy the $35 million performance obligation due in 2022 and repay Devon $44 million for shortfall payments paid by WPX and Devon in 2021 and 2020. Due to improved commodity prices, market conditions, and performance by the purchaser of the assets, Devon also reduced the estimated liability associated with this performance obligation by $65 million in 2022. The effect of these cash collections and liability revisions resulted in a $144 million total benefit in 2022.

During 2022, Devon paid approximately $20 million for humanitarian relief for the Ukrainian people and surrounding countries supporting refugees.

During 2022, 2021 and 2020, Devon received severance and other non-income tax refunds of $5 million, $39 million and $40 million, respectively, related to prior periods.

8.
Income Taxes

Income Tax Expense (Benefit)

The following table presents Devon’s income tax components.

	Year Ended December 31,
	2022	2021	2020
Current income tax expense (benefit):
U.S. federal	$501	$10	$(219)
Various states	65	9	—
Canada	(7)	(3)	—
Total current income tax expense (benefit)	559	16	(219)
Deferred income tax expense (benefit):
U.S. federal	1,090	18	(304)
Various states	82	22	(24)
Canada	7	9	—
Total deferred income tax expense (benefit)	1,179	49	(328)
Total income tax expense (benefit)	$1,738	$65	$(547)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to earnings (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31,
	2022	2021	2020
Earnings (loss) from continuing operations before income taxes	$7,775	$2,898	$(3,090)

U.S. statutory income tax rate	21%	21%	21%
Change in tax legislation	0%	0%	4%
State income taxes	1%	1%	1%
Other	0%	2%	(1%)
Deferred tax asset valuation allowance	0%	(22%)	(7%)
Effective income tax rate	22%	2%	18%

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

2022

On August 16, 2022, the IRA was signed into law and included various income tax related provisions with effective dates generally beginning in 2023. Among the enacted provisions are a 15% corporate alternative minimum tax (“CAMT”) and several new and expanded clean energy credits and incentives. The CAMT will be assessed on applicable corporations with an average annual adjusted financial statement income that exceeds $1 billion for the preceding three consecutive years. Devon has made an accounting policy election to not consider the effects of the CAMT on the realizability of its deferred tax assets, carryforwards and other tax credits and will instead account for any such effects as a period cost when they arise.

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

Deferred Tax Assets and Liabilities

The following table presents the tax effects of temporary differences that gave rise to Devon’s deferred tax assets and liabilities.

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$526	$1,075
Capital loss carryforwards	523	559
Accrued liabilities	209	262
Fair value of derivative financial instruments	—	129
Asset retirement obligation	119	109
Other, including tax credits	14	138
Total deferred tax assets before valuation allowance	1,391	2,272
Less: valuation allowance	(814)	(893)
Net deferred tax assets	577	1,379
Deferred tax liabilities:
Property and equipment	(1,969)	(1,630)
Fair value of derivative financial instruments	(33)	—
Other	(38)	(29)
Total deferred tax liabilities	(2,040)	(1,659)
Net deferred tax asset (liability)	$(1,463)	$(280)

At December 31, 2022, Devon has recognized $526 million of deferred tax assets related to various net operating loss carryforwards available to offset future taxable income. Devon has $221 million of U.S. federal net operating loss carryforwards, of which $199 million expires between 2030 and 2037, and $22 million does not expire. Devon also has $305 million of state net operating loss carryforwards primarily expiring between 2023 and 2041, $268 million of which are covered by a valuation allowance.

Devon’s net operating losses acquired from WPX as a result of the Merger are subject to limitation pursuant to Section 382 of the Internal Revenue Code of 1986, which relates to limitations upon the 50% or greater change of ownership of an entity during any three-year period. The Company anticipates utilizing these net operating losses prior to their expiration.

Devon's 2022 capital loss carryforward deferred tax assets, primarily related to Canada, are fully covered by a valuation allowance.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unrecognized Tax Benefits

The following table presents changes in Devon’s unrecognized tax benefits.

	December 31,
	2022	2021
	(Millions)
Balance at beginning of year	$36	$23
Tax positions taken in prior periods	51	5
Assumed WPX tax positions taken in prior periods	—	8
Settlements	(14)	—
Balance at end of year	$73	$36

Devon's 2022 unrecognized tax benefit balance included no interest. At December 31, 2022 and December 31, 2021, there were $73 million and $36 million, respectively, of current unrecognized tax benefits that if recognized would affect the annual effective tax rate. Deferred unrecognized tax benefits of $42 million at December 31, 2021 are not included in the table above but are accounted for in Devon’s deferred tax disclosure above. Due to utilization of tax attributes in 2022, $42 million of Devon’s deferred unrecognized tax benefits were reclassified as current unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities.

Jurisdiction	Tax Years Open
U.S. federal	2015-2022
Various U.S. states	2018-2022
Canada	2006-2022

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

	Year Ended December 31,
	2022	2021	2020
Net earnings (loss) from continuing operations:
Net earnings (loss) from continuing operations	$6,015	$2,813	$(2,552)
Attributable to participating securities	(57)	(30)	(4)
Basic and diluted earnings (loss) from continuing operations	$5,958	$2,783	$(2,556)
Common shares:
Common shares outstanding - total	657	670	383
Attributable to participating securities	(6)	(7)	(6)
Common shares outstanding - basic	651	663	377
Dilutive effect of potential common shares issuable	2	2	—
Common shares outstanding - diluted	653	665	377
Net earnings (loss) per share from continuing operations:
Basic	$9.15	$4.20	$(6.78)
Diluted	$9.12	$4.19	$(6.78)

10.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Year Ended December 31,
	2022	2021	2020
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(132)	$(127)	$(119)
Net actuarial gain (loss) and prior service cost arising in current year	15	(35)	(34)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	3	7
Curtailment and settlement of pension benefits (2)	—	19	16
Other (3)	—	7	—
Income tax benefit (expense)	(5)	1	3
Accumulated other comprehensive loss, net of tax	$(116)	$(132)	$(127)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings. See Note 17 for additional details.

(2)
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.
Supplemental Information to Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Changes in assets and liabilities, net:
Accounts receivable	$(142)	$(526)	$231
Other current assets	(119)	30	(97)
Other long-term assets	90	12	(9)
Accounts payable and revenues and royalties payable	152	539	(109)
Other current liabilities	(97)	(18)	(68)
Other long-term liabilities	(110)	(153)	(43)
Total	$(226)	$(116)	$(95)
Supplementary cash flow data - total operations:
Interest paid	$370	$404	$259
Income taxes paid (refunded)	$438	$(116)	$171

As of December 31, 2022 and 2021, Devon had approximately $413 million and $205 million, respectively, of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets.

12.
Accounts Receivable

Components of accounts receivable include the following:

	December 31, 2022	December 31, 2021
Oil, gas and NGL sales	$1,153	$984
Joint interest billings	162	158
Marketing and midstream revenues	428	370
Other	33	38
Gross accounts receivable	1,776	1,550
Allowance for doubtful accounts	(9)	(7)
Net accounts receivable	$1,767	$1,543

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.
Property, Plant and Equipment

Capitalized Costs

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	December 31, 2022	December 31, 2021
Property and equipment:
Proved	$42,734	$38,051
Unproved and properties under development	1,548	1,081
Total oil and gas	44,282	39,132
Less accumulated DD&A	(27,715)	(25,596)
Oil and gas property and equipment, net	16,567	13,536
Other property and equipment	2,280	2,139
Less accumulated DD&A	(741)	(667)
Other property and equipment, net (1)	1,539	1,472
Property and equipment, net	$18,106	$15,008

(1)
$109 million and $111 million related to CDM in 2022 and 2021, respectively.

Suspended Exploratory Well Costs

The following summarizes the changes in suspended exploratory well costs for the three years ended December 31, 2022.

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Beginning balance	$66	$18	$82
Acquired WPX costs	—	34	—
Additions pending determination of proved reserves	462	206	148
Charges to exploration expense	(1)	(2)	(3)
Reclassifications to proved properties	(401)	(190)	(209)
Ending balance	$126	$66	$18

Devon had no projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling as of December 31, 2022, 2021 and 2020.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon unless otherwise noted in the table below.

	December 31, 2022	December 31, 2021
8.25% due August 1, 2023 (1)	$242	$242
5.25% due September 15, 2024 (1)	472	472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027 (2)	73	73
5.25% due October 15, 2027 (1)	390	390
5.875% due June 15, 2028 (1)	325	325
4.50% due January 15, 2030 (1)	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	103	149
Debt issuance costs	(26)	(30)
Total debt	$6,440	$6,482
Less amount classified as short-term debt	251	—
Total long-term debt	$6,189	$6,482

(1)
These instruments were assumed by Devon in January 2021 in conjunction with the Merger. Approximately $50 million of these instruments remain the unsecured and unsubordinated obligation of WPX, a wholly-owned subsidiary of Devon.
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

Debt maturities as of December 31, 2022, excluding debt issuance costs, premiums and discounts, are as follows:

Total
2023	$242
2024	472
2025	485
2026	—
2027	463
Thereafter	4,701
Total	$6,363

On or after the dates in the following schedule, Devon has the option to redeem the notes, in whole or in part, at the applicable redemption prices set forth in the indenture documents, plus accrued and unpaid interest thereon to the redemption date as more fully described in the indenture documents governing the notes to be redeemed. At any time prior to the dates in the following schedule, Devon has the option to redeem some or all of the notes at a specified "make whole" premium as described in such documents. Other than with respect to the notes identified in

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the schedule below, Devon's senior notes generally include more limited redemption provisions, such as "par call" rights near the maturity date or "make whole" redemption rights.

Optional Redemption
5.25% due October 15, 2027	October 15, 2022
5.875% due June 15, 2028	June 15, 2023
4.50% due January 15, 2030	January 15, 2025

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

Credit Lines

Devon has a $3.0 billion Senior Credit Facility. As of December 31, 2022, Devon had $2 million in outstanding letters of credit under the Senior Credit Facility. There were no borrowings under the Senior Credit Facility as of December 31, 2022. The Senior Credit Facility matures on October 5, 2024, with the options to extend the maturity date by two additional one-year periods subject to lender consent. The maximum borrowing capacity of the Senior Credit Facility becomes $2.8 billion after October 5, 2023. Amounts borrowed under the Senior Credit Facility may, at the election of Devon, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. However, Devon may elect to borrow at the prime rate. The Senior Credit Facility currently provides for an annual facility fee of approximately $5 million.

The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in the accompanying consolidated financial statements. For example, total capitalization is adjusted to add back certain noncash financial write-downs, such as asset impairments. As of December 31, 2022, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 23%.

Commercial Paper

Devon’s Senior Credit Facility supports its $3.0 billion of short-term credit under its commercial paper program. Commercial paper debt generally has a maturity of between 1 and 90 days, although it can have a maturity of up to 365 days, and bears interest at rates agreed to at the time of the borrowing. As of December 31, 2022, Devon had no outstanding commercial paper borrowings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Financing Costs

The following schedule includes the components of net financing costs.

	Year Ended December 31,
	2022	2021	2020
Interest based on debt outstanding	$370	$388	$259
Gain on early retirement of debt	—	(30)	—
Interest income	(38)	(2)	(12)
Other	(23)	(27)	23
Total net financing costs	$309	$329	$270

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

The following table presents Devon’s right-of-use assets and lease liabilities.

	December 31, 2022			December 31, 2021
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$203	$21	$224	$211	$24	$235
Lease liabilities:
Current lease liabilities (1)	$8	$13	$21	$8	$18	$26
Long-term lease liabilities	249	8	257	247	5	252
Total lease liabilities	$257	$21	$278	$255	$23	$278

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

The following table presents Devon’s total lease cost.

		Year Ended December 31,
		2022	2021	2020
Operating lease cost	Property and equipment; LOE; G&A	$22	$25	$10
Short-term lease cost (1)	Property and equipment; LOE; G&A	141	89	45
Financing lease cost:
Amortization of right-of-use assets	DD&A	8	8	8
Interest on lease liabilities	Net financing costs	11	11	11
Variable lease cost	G&A	—	(4)	—
Lease income	G&A	(8)	(8)	(8)
Net lease cost		$173	$121	$66

(1)
Short-term lease cost excludes leases with terms of one month or less.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents Devon’s additional lease information.

	Year Ended December 31,
	2022		2021
	Finance	Operating	Finance	Operating
Cash outflows for lease liabilities:
Operating cash flows	$8	$14	$7	$15
Investing cash flows	$—	$9	$—	$9
Right-of-use assets obtained in exchange for new lease liabilities	$—	$20	$—	$7
Weighted average remaining lease term (years)	5.0	1.7	6.0	1.5
Weighted average discount rate	4.2%	2.8%	4.2%	1.3%

The following table presents Devon’s maturity analysis as of December 31, 2022 for leases expiring in each of the next 5 years and thereafter.

	Finance	Operating	Total
2023	$8	$13	$21
2024	8	7	15
2025	8	1	9
2026	8	—	8
2027	8	—	8
Thereafter	272	—	272
Total lease payments	312	21	333
Less: interest	(55)	—	(55)
Present value of lease liabilities	$257	$21	$278

Devon rents or subleases certain real estate to third parties. The following table presents Devon’s expected lease income as of December 31, 2022 for each of the next 5 years and thereafter.

Operating
Lease Income
2023	$10
2024	10
2025	13
2026	13
2027	13
Thereafter	72
Total	$131

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.
Asset Retirement Obligations

The following table presents the changes in asset retirement obligations.

	Year Ended December 31,
	2022	2021
Asset retirement obligations as of beginning of period	$485	$369
Liabilities incurred and assumed through acquisitions	73	134
Liabilities settled and divested	(19)	(57)
Revision of estimated obligation	(35)	11
Accretion expense on discounted obligation	25	28
Asset retirement obligations as of end of period	529	485
Less current portion	18	17
Asset retirement obligations, long-term	$511	$468

During 2022, Devon increased its asset retirement obligations by approximately $38 million due to asset acquisitions in the Eagle Ford and Williston Basin. During this same time period, Devon reduced its asset retirement obligations by $35 million primarily due to extended retirement dates for oil and gas assets, partially offset by inflation-driven increases to current settlement costs. During 2021, Devon assumed $98 million of WPX asset retirement obligations.

17.
Retirement Plans

Defined Contribution Plans

Devon sponsors defined contribution plans covering its employees. Such plans include its 401(k) plan and enhanced contribution plan. Devon makes matching contributions and additional retirement contributions, with the matching contributions being primarily based upon percentages of annual compensation and years of service. In addition, each plan is subject to regulatory limitations by the U.S. government. Devon contributed $37 million, $33 million and $33 million to these plans in 2022, 2021 and 2020, respectively.

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

Fixed-income – Devon’s fixed-income securities consist of U.S. Treasury obligations, bonds issued by investment-grade companies from diverse industries and asset-backed securities. These fixed-income securities do

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not consistently trade actively in an established market. The fair values of these Level 2 securities are estimated based upon rates available for securities with similar terms and maturity when active trading is not available and were $384 million and $590 million at December 31, 2022 and 2021, respectively.

Equity – Devon’s equity securities include commingled global equity funds that invest in large, mid and small capitalization stocks across the world’s developed and emerging markets and international large cap equity securities. These equity securities can be sold on demand but are not actively traded. The fair values of these securities are based upon the net asset values provided by the investment managers and were $49 million and $67 million at December 31, 2022 and 2021, respectively.

Other – Devon’s other securities include short-term investment funds that invest both long and short term using a variety of investment strategies. The fair value of these securities is based upon the net asset values provided by investment managers and were $25 million and $14 million at December 31, 2022 and 2021, respectively.

Defined Postretirement Plans

Devon also has defined benefit postretirement plans that provide benefits for substantially all qualifying retirees. Benefit obligations for such plans are estimated based on Devon’s future cost-sharing intentions. Devon’s funding policy for the plans is to fund the benefits as they become payable with available cash and cash equivalents.

Benefit Obligations and Funded Status

The following table summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with Devon’s defined pension and postretirement plans. Devon’s benefit obligations and plan assets are

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

measured each year as of December 31. The accumulated benefit obligation for pension plans approximated the projected benefit obligation at December 31, 2022 and 2021.

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$880	$981	$12	$13
Service cost	—	—	—	—
Interest cost	19	18	—	—
Actuarial gain	(215)	(18)	(4)	(1)
Plan amendments	—	—	—	1
Plan curtailments	—	22	—	—
Plan settlements	—	(73)	—	—
Participant contributions	—	—	1	2
Benefits paid	(55)	(50)	(2)	(3)
Benefit obligation at end of year	629	880	7	12
Change in plan assets:
Fair value of plan assets at beginning of year	671	745	—	—
Actual return on plan assets	(172)	(11)	—	—
Employer contributions	14	60	1	1
Participant contributions	—	—	1	2
Plan settlements	—	(73)	—	—
Benefits paid	(55)	(50)	(2)	(3)
Fair value of plan assets at end of year	458	671	—	—
Funded status at end of year	$(171)	$(209)	$(7)	$(12)
Amounts recognized in balance sheet:
Other long-term assets	$—	$6	$—	$—
Other current liabilities	(14)	(14)	(1)	(2)
Other long-term liabilities	(157)	(201)	(6)	(9)
Net amount	$(171)	$(209)	$(7)	$(11)
Amounts recognized in accumulated other comprehensive earnings:
Net actuarial loss (gain)	$189	$206	$(15)	$(12)
Prior service cost	—	—	1	1
Total	$189	$206	$(14)	$(11)

During 2021, non-qualified plans experienced curtailments due to the Merger and both qualified and non-qualified plans experienced a partial plan settlement due to continued lump sum payments.

Certain of Devon’s pension plans have a combined projected benefit obligation or accumulated benefit obligation in excess of plan assets at December 31, 2022, and December 31, 2021, as presented in the table below.

	December 31,
	2022	2021
Projected and accumulated benefit obligation	$629	$215
Fair value of plan assets	$458	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of net periodic benefit cost and other comprehensive earnings.

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Net periodic benefit cost:
Service cost	$—	$—	$5	$—	$—	$—
Interest cost	19	18	25	—	—	—
Expected return on plan assets	(31)	(34)	(41)	—	—	—
Recognition of net actuarial loss (gain) (1)	6	4	5	(1)	(1)	—
Recognition of prior service cost (1)	—	—	3	—	—	(1)
Total net periodic benefit cost (2)	(6)	(12)	(3)	(1)	(1)	(1)
Other comprehensive loss (earnings):
Actuarial loss (gain) arising in current year	(11)	28	27	(4)	(1)	(1)
Prior service cost arising in current year	—	—	2	—	1	—
Recognition of net actuarial gain (loss), including settlement expense, in net periodic benefit cost (3)	(6)	(23)	(9)	1	1	1
Recognition of prior service cost, including curtailment, in net periodic benefit cost (3)	—	—	(7)	—	—	1
Total other comprehensive loss (earnings)	(17)	5	13	(3)	1	1
Total	$(23)	$(7)	$10	$(4)	$—	$—

(1)
These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)
The service cost component of net periodic benefit cost is included in G&A expense and the remaining components of net periodic benefit costs are included in other, net in the accompanying consolidated statements of comprehensive earnings.
(3)
These amounts include restructuring costs that were reclassified out of other comprehensive earnings in 2021 and 2020. See Note 6 for further discussion.

Assumptions

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Assumptions to determine benefit obligations:
Discount rate	5.78%	2.71%	2.38%	5.71%	2.34%	1.82%
Rate of compensation increase	N/A	N/A	2.50%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate - service cost	N/A	N/A	3.47%	2.83%	2.51%	3.25%
Discount rate - interest cost	2.18%	2.11%	2.75%	1.57%	1.01%	2.31%
Rate of compensation increase	N/A	N/A	2.50%	N/A	N/A	N/A
Expected return on plan assets	4.80%	5.00%	6.00%	N/A	N/A	N/A

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discount rate – Future pension and post-retirement obligations are discounted based on the rate at which obligations could be effectively settled, considering the timing of expected future cash flows related to the plans. This rate is based on high-quality bond yields, after allowing for call and default risk.

Expected return on plan assets – This was determined by evaluating input from external consultants and economists, as well as long-term inflation assumptions and consideration of target allocation of investment types.

Mortality rate – Devon utilized the Society of Actuaries produced mortality tables.

Other assumptions – For measurement of the 2022 benefit obligation for the other postretirement medical plans, a 6.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2023. The rate was assumed to decrease annually to an ultimate rate of 5% in the year 2029 and remain at that level thereafter.

Expected Cash Flows

Devon expects benefit plan payments to average approximately $53 million a year for the next five years and $249 million total for the five years thereafter. Of these payments to be paid in 2023, $15 million is expected to be funded from Devon’s available cash, cash equivalents and other assets.

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

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$1.0 Billion Plan (Closed)
2020	2,243	$38	$16.85
Total	2,243	$38	$16.85

$2.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	61.36
Total plan	25,691	$1,307	$50.90

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends

Devon is committed to paying a quarterly dividend at a fixed rate and a variable quarterly dividend, which is dependent on quarterly cash flows, among other factors. The following table summarizes the dividends Devon has paid on its common stock in 2022, 2021 and 2020, respectively.

	Fixed	Variable	Total	Rate Per Share
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Fourth quarter	117	758	875	$1.35
Total year-to-date	$448	$2,931	$3,379
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Third quarter	74	255	329	$0.49
Fourth quarter	73	481	554	$0.84
Total year-to-date	$298	$1,017	$1,315
2020:
First quarter	$34	$—	$34	$0.09
Second quarter	42	—	42	$0.11
Third quarter	43	—	43	$0.11
Fourth quarter	41	97	138	$0.37
Total year-to-date	$160	$97	$257

In February 2023, Devon raised its fixed quarterly dividend by 11%, to $0.20 per share and announced a cash dividend in the amount of $0.89 per share payable in the first quarter of 2023. The dividend consists of a fixed quarterly dividend in the amount of approximately $130 million (or $0.20 per share) and a variable quarterly dividend in the amount of approximately $449 million (or $0.69 per share).

Devon raised its fixed quarterly dividend by 45%, to $0.16 per share, beginning in the first quarter of 2022, and again by 13%, to $0.18 per share, beginning in the third quarter of 2022. Devon also increased its fixed quarterly dividend rate in the second quarter of 2020 from $0.09 to $0.11.

In the fourth quarter of 2020, Devon paid a $97 million (or $0.26 per share) special dividend.

Noncontrolling Interests

The noncontrolling interests’ share of CDM’s net earnings and the contributions from and distributions to the noncontrolling interests are presented as components of equity.

19.
Discontinued Operations

On December 17, 2019, Devon announced that it had entered into an agreement to sell its Barnett Shale assets to BKV. Devon concluded that the transaction was a strategic shift and classified the results of operations and cash flows related to its Barnett Shale assets as discontinued operations on its consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with the amended divestiture agreement in April 2020, Devon recognized a $182 million asset impairment related to the Barnett Shale assets in 2020, primarily due to the difference between the net carrying value and the purchase price, net of estimated customary purchase price adjustments, which qualifies as a level 2 fair value measurement.

On October 1, 2020, Devon completed the sale of its Barnett Shale assets to BKV for proceeds, net of purchase price adjustments, of $490 million. Additionally, the agreement provides for contingent earnout payments to Devon of up to $260 million based upon future commodity prices, with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $65 million in contingent earnout payments related to this transaction in the first quarters of 2023 and 2022 and could receive up to an additional $130 million in contingent earnout payments for the remaining performance periods depending on future commodity prices. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the December 31, 2022 balance sheet was $65 million and $88 million, respectively. During 2022 and 2021, Devon recorded a $42 million and a $110 million increase, respectively, to the fair value within asset dispositions on the consolidated statements of comprehensive earnings related to these payments. These values were derived utilizing a Monte Carlo valuation model and qualify as a level 3 fair value measurement.

The following table presents the amounts reported in the consolidated statements of comprehensive earnings as discontinued operations.

Year ended December 31, 2020	Total

Oil, gas and NGL sales	$263
Total revenues	263
Production expenses	214
Asset impairments	182
Asset dispositions	1
General and administrative expenses	3
Financing costs, net	(3)
Restructuring and transaction costs	9
Other expenses	9
Total expenses	415
Loss from discontinued operations before income taxes	(152)
Income tax benefit	(24)
Loss from discontinued operations, net of tax	$(128)

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

Beginning in 2013, various parishes in Louisiana filed suit against numerous oil and gas companies, including Devon, alleging that the companies’ operations and activities in certain fields violated the State and Local Coastal Resource Management Act of 1978, as amended, and caused substantial environmental contamination, subsidence and other environmental damages to land and water bodies located in the coastal zone of Louisiana. The plaintiffs’ claims against Devon relate primarily to the operations of several of Devon’s corporate predecessors. The plaintiffs seek, among other things, payment of the costs necessary to clear, re-vegetate and otherwise restore the allegedly impacted areas. Although Devon cannot predict the ultimate outcome of these matters, Devon denies the allegations in these lawsuits and intends to vigorously defend against these claims.

The State of Delaware and various municipalities and other governmental and private parties in California have filed legal proceedings against numerous oil and gas companies, including Devon, seeking relief to abate alleged impacts of climate change. These proceedings include far-reaching claims for monetary damages and injunctive relief. Although Devon cannot predict the ultimate outcome of these matters, Devon denies the allegations asserted in these lawsuits and intends to vigorously defend against these claims.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments

The following table presents Devon’s commitments that have initial or remaining noncancelable terms in excess of one year as of December 31, 2022.

Year Ending December 31,	Drilling and Facility Obligations	Operational Agreements	Office and Equipment Leases and Other
2023	$273	$470	$118
2024	42	491	62
2025	21	464	47
2026	12	423	23
2027	19	294	24
Thereafter	15	1,072	341
Total	$382	$3,214	$615

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

21.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, restricted cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at December 31, 2022 and December 31, 2021, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
December 31, 2022 assets (liabilities):
Cash equivalents	$708	$708	$708	$—	$—
Commodity derivatives	$131	$131	$—	$131	$—
Commodity derivatives	$(3)	$(3)	$—	$(3)	$—
Debt	$(6,440)	$(6,231)	$—	$(6,231)	$—
Contingent earnout payments	$157	$157	$—	$—	$157
December 31, 2021 assets (liabilities):
Cash equivalents	$1,421	$1,421	$1,421	$—	$—
Commodity derivatives	$8	$8	$—	$8	$—
Commodity derivatives	$(577)	$(577)	$—	$(577)	$—
Debt	$(6,482)	$(7,644)	$—	$(7,644)	$—
Contingent earnout payments	$184	$184	$—	$—	$184

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

Level 3 Fair Value Measurements

Contingent Earnout Payments – Devon has the right to receive contingent consideration related to the Barnett and non-core Rockies asset divestiture based on future oil and gas prices. These values were derived using a Monte Carlo valuation model and qualify as a level 3 fair value measurement. For additional information, see Note 2.

22.
Supplemental Information on Oil and Gas Operations (Unaudited)

Supplemental unaudited information regarding Devon’s oil and gas activities is presented in this note. All of Devon’s reserves are located within the U.S.

The supplemental information in the tables below excludes amounts for 2020 related to Devon’s discontinued operations. For additional information on these discontinued operations, see Note 19.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Costs Incurred

The following tables reflect the costs incurred in oil and gas property acquisition, exploration and development activities.

	Year Ended December 31,
	2022	2021	2020
Property acquisition costs:
Proved properties	$1,760	$7,017	$—
Unproved properties	803	2,381	8
Exploration costs	472	212	159
Development costs	2,132	1,643	820
Costs incurred	$5,167	$11,253	$987

Acquisition costs for 2022 in the table above pertain primarily to the Eagle Ford and Willison Basin acquisitions which closed in the third quarter of 2022. Acquisition costs for 2021 primarily relate to the Merger. Development costs in the tables above include additions and revisions to Devon’s asset retirement obligations.

Results of Operations

The following table includes revenues and expenses associated with Devon’s oil and gas producing activities. It does not include any allocation of Devon’s interest costs or general corporate overhead and, therefore, are not necessarily indicative of the contribution to net earnings of Devon’s oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil, gas and NGL sales after deducting costs, including DD&A, and after giving effect to permanent differences.

	Year Ended December 31,
	2022	2021	2020
Oil, gas and NGL sales	$14,082	$9,531	$2,695
Production expenses	(2,797)	(2,131)	(1,123)
Exploration expenses	(29)	(14)	(167)
Depreciation, depletion and amortization	(2,119)	(2,050)	(1,207)
Asset dispositions	43	170	—
Asset impairments	—	—	(2,664)
Accretion of asset retirement obligations	(25)	(28)	(20)
Income tax expense	(2,041)	(1,238)	—
Results of operations	$7,114	$4,240	$(2,486)
Depreciation, depletion and amortization per Boe	$9.52	$9.83	$9.90

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Proved Reserves

The following table presents Devon’s estimated proved reserves by product.

	Oil (MMBbls)	Gas (Bcf) (1)	NGL (MMBbls)	Combined (MMBoe)
Proved developed and undeveloped reserves:
December 31, 2019	276	1,621	211	757
Revisions due to prices	(26)	(209)	(17)	(78)
Revisions other than price	18	119	17	55
Extensions and discoveries	71	188	33	135
Purchase of reserves	1	19	3	7
Production	(57)	(221)	(28)	(122)
Sale of reserves	(1)	(5)	(1)	(2)
December 31, 2020	282	1,512	218	752
Revisions due to prices	55	382	36	155
Revisions other than price	(23)	11	64	43
Extensions and discoveries	112	348	58	228
Purchase of reserves	393	961	110	663
Production	(106)	(325)	(48)	(209)
Sale of reserves	(4)	(11)	(1)	(7)
December 31, 2021	709	2,878	437	1,625
Revisions due to prices	15	61	8	34
Revisions other than price	(55)	13	3	(49)
Extensions and discoveries	127	449	76	278
Purchase of reserves	106	137	24	153
Production	(109)	(356)	(54)	(223)
Sale of reserves	—	(7)	(1)	(3)
December 31, 2022	793	3,175	493	1,815

Proved developed reserves:
December 31, 2019	198	1,344	167	589
December 31, 2020	194	1,244	173	574
December 31, 2021	544	2,361	348	1,285
December 31, 2022	596	2,595	391	1,419
Proved developed-producing reserves:
December 31, 2019	191	1,327	165	578
December 31, 2020	190	1,223	171	564
December 31, 2021	533	2,316	341	1,260
December 31, 2022	585	2,553	387	1,397
Proved undeveloped reserves:
December 31, 2019	78	277	44	168
December 31, 2020	88	268	45	178
December 31, 2021	165	517	89	340
December 31, 2022	197	580	102	396

(1)
Gas reserves are converted to Boe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. NGL reserves are converted to Boe on a one-to-one basis with oil. The conversion rates are not necessarily indicative of the relationship of oil, natural gas and NGL prices.

Price Revisions

Reserves increased 34 MMBoe in 2022 primarily due to price increases in the trailing 12 month averages for oil, gas and NGLs.

Reserves increased 155 MMBoe in 2021 primarily due to price increases in the trailing 12 month averages for oil, gas and NGLs.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reserves decreased 78 MMBoe in 2020 primarily due to price decreases in the trailing 12 month averages for oil, gas and NGLs.

Revisions Other Than Price

2022 – Total revisions other than price (-49 MMBoe) were driven by higher operating costs across all areas of operation and the revisions to proved undeveloped reserves noted below. These downward revisions were partially offset by upward revisions due to well performance exceeding previous estimates primarily in the Delaware Basin. In total, after accounting for these compensating factors, we recorded negative revisions across each of our operating areas with the most significant changes being located in the Delaware Basin (-33 MMBoe), followed by the Powder River Basin (-5 MMBoe) and the Anadarko Basin (-4 MMBoe).

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

2022 – Of the 278 MMBoe of additions from extensions and discoveries, 255 MMBoe were in the Delaware Basin, 7 MMBoe were in the Powder River Basin, 6 MMBoe were in Eagle Ford, 5 MMBoe were in the Anadarko Basin and 5 MMBoe were in the Williston Basin.

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

Purchase of Reserves

During 2022, Devon had reserve additions due to the acquisitions of 66 MMBoe in the Williston Basin and 87 MMBoe in the Eagle Ford. For additional information on these asset additions, see Note 2.

During 2021, Devon had reserve additions due to the Merger of 538 MMBoe in the Delaware Basin and 125 MMBoe in the Williston Basin. For additional information on these asset additions, see Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sale of Reserves

During 2022, 2021 and 2020, Devon had U.S. non-core asset divestitures. For additional information on these divestitures, see Note 2.

Proved Undeveloped Reserves

The following table presents the changes in Devon’s total proved undeveloped reserves during 2022 (MMBoe).

Total
Proved undeveloped reserves as of December 31, 2021	340
Extensions and discoveries	176
Revisions due to prices	2
Revisions other than price	(39)
Purchase of reserves	44
Sale of reserves	—
Conversion to proved developed reserves	(127)
Proved undeveloped reserves as of December 31, 2022	396

Total proved undeveloped reserves increased 16% from 2021 to 2022 with the year-end 2022 balance representing 22% of total proved reserves. Approximately 97% of the 176 MMBoe in extensions and discoveries were the result of Devon’s focus on drilling and development activities in the Delaware Basin. This continued development in the Delaware Basin also accounted for more than 80% of the 127 MMBoe of proved undeveloped reserves being converted to proved developed reserves in 2022. Costs incurred in 2022 to develop and convert Devon’s proved undeveloped reserves were approximately $866 million. Of the 44 MMBoe of purchased reserves, 51% relate to the Williston Basin and 49% to the Eagle Ford. Proved undeveloped reserves revisions other than price (-39 MMBoe) were due to changes in previously adopted development plans (-22 MMBoe) in the Delaware Basin (-9 MMBoe), Anadarko Basin (-7 MMBoe) and Powder River Basin (-6 MMBoe), combined with additional downward revisions (-17 MMBoe) caused by both continued evaluation of well performance and higher operating costs.

Standardized Measure

The following tables reflect Devon’s standardized measure of discounted future net cash flows from its proved reserves.

	Year Ended December 31,
	2022	2021	2020
Future cash inflows	$108,361	$66,321	$14,957
Future costs:
Development	(5,176)	(3,689)	(1,747)
Production	(35,264)	(22,975)	(7,964)
Future income tax expense	(13,216)	(6,423)	—
Future net cash flow	54,705	33,234	5,246
10% discount to reflect timing of cash flows	(23,391)	(13,933)	(1,774)
Standardized measure of discounted future net cash flows	$31,314	$19,301	$3,472

Future cash inflows, development costs and production costs were computed using the same assumptions for prices and costs that were used to estimate Devon’s proved oil and gas reserves at the end of each year. For 2022 estimates, Devon’s future realized prices were assumed to be $93.53 per Bbl of oil, $5.41 per Mcf of gas and $34.58

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

per Bbl of NGLs. Of the $5.2 billion of future development costs as of the end of 2022, $1.7 billion, $1.2 billion and $0.7 billion are estimated to be spent in 2023, 2024 and 2025, respectively.

Future development costs include not only development costs but also future asset retirement costs. Included as part of the $5.2 billion of future development costs are $0.8 billion of future asset retirement costs. The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws.

The principal changes in Devon’s standardized measure of discounted future net cash flows are as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$19,301	$3,472	$5,398
Net changes in prices and production costs	14,081	8,274	(3,277)
Oil, gas and NGL sales, net of production costs	(11,285)	(7,400)	(1,572)
Changes in estimated future development costs	(216)	(414)	402
Extensions and discoveries, net of future development costs	7,279	3,877	988
Purchase of reserves	4,185	12,460	23
Sales of reserves in place	(20)	(12)	(7)
Revisions of quantity estimates	(874)	838	147
Previously estimated development costs incurred during the period	956	663	537
Accretion of discount	2,059	1,218	285
Net change in income taxes and other	(4,152)	(3,675)	548
Ending balance	$31,314	$19,301	$3,472

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

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2022 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Devon, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Devon’s management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, which was completed on February 15, 2023, management concluded that its internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm who audited our consolidated financial statements as of and for the year ended December 31, 2022, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2022.

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

2.2

First Amendment to Purchase and Sale Agreement, dated April 13, 2020, by and between Devon Energy Production Company, L.P., BKV Barnett, LLC, and solely with respect to certain provisions therein, BKV Oil & Gas Capital Partners, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed April 14, 2020; File No. 001-32318).

2.3

Agreement and Plan of Merger, dated September 26, 2020, by and among Registrant, East Merger Sub, Inc., and WPX Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed September 28, 2020; File No. 001-32318).

3.1	Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K filed February 21, 2013; File No. 001-32318).

3.2	Registrant’s Bylaws (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q filed November 2, 2022; File No. 001-32318).

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

10.3	Devon Energy Corporation 2022 Long-Term Incentive Plan (amended and restated effective as of November 30, 2022).**

10.4	Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed June 7, 2017; File No. 333-218561).**

10.5

2021 Amendment (effective as of January 7, 2021) to the Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.6

WPX Energy, Inc. 2013 Incentive Plan, and amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Form 8-K filed on February 19, 2018; File No. 001-35322).**

10.7

Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A filed March 29, 2018; File No. 001-35322).**

10.8

Amendment No. 4 to the WPX Energy, Inc. 2013 Incentive Plan and Global Amendment to Restricted Stock Unit Agreements effective December 1, 2021 (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318). **

10.9

Devon Energy Corporation Non-Qualified Deferred Compensation Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.10

Devon Energy Corporation Benefit Restoration Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).**

10.11

Amendment 2014-1, executed March 7, 2014, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q filed May 9, 2014; File No. 001-32318).**

10.12

Amendment 2015-1, executed April 15, 2015, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 6, 2015; File No. 001-32318).**

10.13

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).**

10.14

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.15

Devon Energy Corporation Defined Contribution Restoration Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.16

Devon Energy Corporation Supplemental Contribution Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.17

Devon Energy Corporation Supplemental Executive Retirement Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).**

10.18

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Supplemental

Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).**

10.19

Amendment 2019-1, executed June 19, 2019, to the Devon Energy Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed August 7, 2019; File No. 001-32318).**

10.20

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.21

Devon Energy Corporation Supplemental Retirement Income Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).**

10.22

Amendment 2014-1, executed March 7, 2014, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed May 9, 2014; File No. 001-32318).**

10.23

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).**

10.24

Amendment 2019-1, effective September 10, 2019, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed November 6, 2019; File No. 001-32318).**

10.25

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.26

Devon Energy Corporation Incentive Savings Plan (amended and restated effective as of January 1, 2022) (incorporated by reference to Exhibit 10.26 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.27	Amendment 2022-1, effective July 21, 2022, to the Devon Energy Corporation Incentive Savings Plan.**

10.28	Amendment 2022-2, effective September 28, 2022, to the Devon Energy Corporation Incentive Savings Plan.**

10.29

Employment Agreement, dated effective April 19, 2017, by and between Registrant and Jeffrey L. Ritenour (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed on April 20, 2017; File No. 001-32318).**

10.30

Employment Agreement, dated effective September 13, 2019, by and between Registrant and David G. Harris (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 16, 2019; File No. 001-32318).**

10.31

Employment Agreement, dated January 7, 2021, by and between Registrant and Richard E. Muncrief (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).**

10.32

Employment Agreement, dated January 7, 2021, by and between Registrant and Clay M. Gaspar (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).**

10.33

Employment Agreement, dated January 7, 2021, by and between Registrant and Dennis C. Cameron (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).**

10.34

Employment Agreement, dated March 2, 2022, by and between Devon Energy Corporation and Tana K. Cashion (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 7, 2022; File No. 001-32318).**

10.35

WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Form 10-K filed February 28, 2013; File No. 001-35322).**

10.36

First Amendment to the WPX Energy Nonqualified Deferred Compensation Plan, executed January 4, 2021 (incorporated by reference to Exhibit 10.37 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.37

Second Amendment to the WPX Energy Nonqualified Deferred Compensation Plan, executed December 15, 2021 (incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.38

WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Form 10-K filed February 28, 2013; File No. 001-35322).**

10.39

First Amendment to the WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, executed December 9, 2021 (incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.40	WPX Energy Nonqualified Restoration Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.41

First Amendment to the WPX Energy Nonqualified Restoration Plan, executed January 4, 2021 (incorporated by reference to Exhibit 10.42 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.42

Second Amendment to the WPX Energy Nonqualified Restoration Plan, executed December 15, 2021 (incorporated by reference to Exhibit 10.43 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.43	Form of Indemnity Agreement between Registrant and non-management directors (incorporated by reference to Exhibit 10.40 to Registrant’s Form 10-K filed February 19, 2020; File No. 001-32318).**

10.44

2019 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Registrant and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 1, 2019; File No. 001-32318).**

10.45

2020 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Registrant and certain officers for restricted stock awarded (CEO and EVP form) (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 6, 2020; File No. 001-32318).**

10.46

2020 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Registrant and certain officers for restricted stock awarded (SVP form) (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed May 6, 2020; File No. 001-32318).**

10.47

2021 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 5, 2021; File No. 001-32318).**

10.48

2022 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed May 3, 2022; File No. 001-32318).**

10.49

2020 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Registrant and certain officers for performance based restricted share units awarded (CEO and EVP form) (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed May 6, 2020; File No. 001-32318).**

10.50

2020 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Registrant and certain officers for performance based restricted share units awarded (SVP form) (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed May 6, 2020; File No. 001-32318).**

10.51

2021 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 5, 2021; File No. 001-32318).**

10.52

2022 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 3, 2022; File No. 001-32318).**

10.53

2022 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and all non-management directors for restricted stock awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 2, 2022; File No. 001-32318).**

10.54

Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Form 8-K filed May 2, 2014; File No. 001-35322).**

10.55

Form of Restricted Stock Unit Award between WPX Energy, Inc. and non-employee directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Form 8-K filed September 3, 2014; File No. 001-35322).**

10.56

Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Form 8-K filed February 19, 2018; File No. 001-35322).**

10.57

Form of Omnibus Amendment to Performance-Based Restricted Stock Unit Agreements between WPX Energy, Inc. and executive officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Form 10-Q filed August 2, 2018; File No. 001-35322).**

10.58

Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and certain executive officers (incorporated by reference to Exhibit 10.35 to WPX Energy, Inc.’s Form 10-K filed February 21, 2019; File No. 001-35322).**

10.59

Form of Amended and Restated Restricted Stock Unit Award Agreement between WPX Energy, Inc. and non-employee directors (incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.’s Form 10-Q filed August 6, 2019; File No. 001-35322).**

10.60

Form of Amended Exhibit B to Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and certain executive officers (incorporated herein by reference to Exhibit 10.39 to WPX Energy, Inc.’s Form 10-Q filed August 6, 2019; File No. 001-35322).**

10.61

Form of Global Amendment to Performance-Based Restricted Stock Unit Agreements between WPX Energy, Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Form 8-K filed January 7, 2021; File No. 001-35322).**

21	List of Subsidiaries.

23.1	Consent of KPMG LLP.

23.2	Consent of DeGolyer and MacNaughton.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of DeGolyer and MacNaughton.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Portions of this exhibit have been omitted in accordance with Item 601(b)(2)(ii) of Regulation S-K.

** Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVON ENERGY CORPORATION

By:	/s/ JEFFREY L. RITENOUR
Jeffrey L. Ritenour
Executive Vice President and Chief Financial Officer

February 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD E. MUNCRIEF	President, Chief Executive Officer and	February 15, 2023
Richard E. Muncrief	Director (Principal executive officer)

/s/ JEFFREY L. RITENOUR	Executive Vice President	February 15, 2023
Jeffrey L. Ritenour	and Chief Financial Officer (Principal financial officer)

/s/ JEREMY D. HUMPHERS	Senior Vice President	February 15, 2023
Jeremy D. Humphers	and Chief Accounting Officer (Principal accounting officer)

/s/ BARBARA M. BAUMANN	Chair and Director	February 15, 2023
Barbara M. Baumann

/s/ JOHN E. BETHANCOURT	Director	February 15, 2023
John E. Bethancourt

/s/ ANN G. FOX	Director	February 15, 2023
Ann G. Fox

/s/ GENNIFER F. KELLY	Director	February 15, 2023
Gennifer F. Kelly
/s/ KELT KINDICK	Director	February 15, 2023
Kelt Kindick

/s/ JOHN KRENICKI JR.	Director	February 15, 2023
John Krenicki Jr.

/s/ KARL F. KURZ	Director	February 15, 2023
Karl F. Kurz

/s/ MICHAEL N. MEARS	Director	February 15, 2023
Michael N. Mears
/s/ ROBERT A. MOSBACHER, JR.	Director	February 15, 2023
Robert A. Mosbacher, Jr.

/s/ DUANE C. RADTKE	Director	February 15, 2023
Duane C. Radtke

/s/ VALERIE M. WILLIAMS	Director	February 15, 2023
Valerie M. Williams