Form 10-Q
period 2023-03-31
DEVON ENERGY CORP/DE
filed 2023-05-09
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

On April 26, 2023, 641.7 million shares of common stock were outstanding.

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

"EPA" means the United States Environmental Protection Agency.

“ESG” means environmental, social and governance.

“G&A” means general and administrative expenses.

“GAAP” means U.S. generally accepted accounting principles.

“Inside FERC” refers to the publication Inside FERC’s Gas Market Report.

"IRA" refers to the Inflation Reduction Act of 2022.

“LOE” means lease operating expenses.

"Matterhorn" refers to Matterhorn Express Pipeline, LLC and, as applicable, its direct parent, MXP Parent, LLC.

“MBbls” means thousand barrels.

“MBoe” means thousand Boe.

“Mcf” means thousand cubic feet.

"Merger" means the merger of East Merger Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub") with and into WPX, with WPX continuing as the surviving corporation and a wholly-owned subsidiary of the Company, pursuant to the terms of that certain Agreement and Plan of Merger, dated September 26, 2020, by and among the Company, Merger Sub and WPX.

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

“2023 Senior Credit Facility” means Devon’s syndicated unsecured revolving line of credit, effective as of March 24, 2023.

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
•
our ability to pay dividends and make share repurchases; and
•
any of the other risks and uncertainties discussed in this report, our 2022 Annual Report on Form 10-K and our other filings with the SEC.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Oil, gas and NGL sales	$2,679	$3,175
Oil, gas and NGL derivatives	64	(683)
Marketing and midstream revenues	1,080	1,320
Total revenues	3,823	3,812
Production expenses	693	618
Exploration expenses	3	2
Marketing and midstream expenses	1,105	1,324
Depreciation, depletion and amortization	615	489
Asset dispositions	—	(1)
General and administrative expenses	106	94
Financing costs, net	72	85
Other, net	5	(61)
Total expenses	2,599	2,550
Earnings before income taxes	1,224	1,262
Income tax expense	221	267
Net earnings	1,003	995
Net earnings attributable to noncontrolling interests	8	6
Net earnings attributable to Devon	$995	$989
Net earnings per share:
Basic net earnings per share	$1.53	$1.48
Diluted net earnings per share	$1.53	$1.48
Comprehensive earnings:
Net earnings	$1,003	$995
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1
Other comprehensive earnings, net of tax	1	1
Comprehensive earnings:	$1,004	$996
Comprehensive earnings attributable to noncontrolling interests	8	6
Comprehensive earnings attributable to Devon	$996	$990

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$887	$1,454
Accounts receivable	1,615	1,767
Inventory	212	201
Other current assets	475	469
Total current assets	3,189	3,891
Oil and gas property and equipment, based on successful efforts accounting, net	16,932	16,567
Other property and equipment, net ($112 million and $109 million related to CDM in 2023 and 2022, respectively)	1,583	1,539
Total property and equipment, net	18,515	18,106
Goodwill	753	753
Right-of-use assets	219	224
Investments	469	440
Other long-term assets	275	307
Total assets	$23,420	$23,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$935	$859
Revenues and royalties payable	1,266	1,506
Short-term debt	247	251
Other current liabilities	483	489
Total current liabilities	2,931	3,105
Long-term debt	6,175	6,189
Lease liabilities	256	257
Asset retirement obligations	546	511
Other long-term liabilities	866	900
Deferred income taxes	1,543	1,463
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 645 million and 653 million shares in 2023 and 2022, respectively	64	65
Additional paid-in capital	6,344	6,921
Retained earnings	4,712	4,297
Accumulated other comprehensive loss	(115)	(116)
Treasury stock, at cost, 0.6 million shares in 2023	(28)	—
Total stockholders’ equity attributable to Devon	10,977	11,167
Noncontrolling interests	126	129
Total equity	11,103	11,296
Total liabilities and equity	$23,420	$23,721

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,003	$995
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	615	489
Leasehold impairments	—	1
Amortization of liabilities	(7)	(6)
Total (gains) losses on commodity derivatives	(64)	683
Cash settlements on commodity derivatives	13	(344)
Gains on asset dispositions	—	(1)
Deferred income tax expense	80	164
Share-based compensation	23	20
Other	2	(21)
Changes in assets and liabilities, net	12	(143)
Net cash from operating activities	1,677	1,837
Cash flows from investing activities:
Capital expenditures	(1,012)	(537)
Acquisitions of property and equipment	(13)	(1)
Divestitures of property and equipment	21	26
Distributions from investments	8	8
Contributions to investments	(37)	(22)
Net cash from investing activities	(1,033)	(526)
Cash flows from financing activities:
Repurchases of common stock	(517)	(211)
Dividends paid on common stock	(596)	(667)
Distributions to noncontrolling interests	(11)	(8)
Shares exchanged for tax withholdings and other	(87)	(73)
Net cash from financing activities	(1,211)	(959)
Effect of exchange rate changes on cash	—	2
Net change in cash, cash equivalents and restricted cash	(567)	354
Cash, cash equivalents and restricted cash at beginning of period	1,454	2,271
Cash, cash equivalents and restricted cash at end of period	$887	$2,625

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$761	$2,459
Restricted cash	126	166
Total cash, cash equivalents and restricted cash	$887	$2,625

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended March 31, 2023
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	995	—	—	8	1,003
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(4)	—	—	(625)	—	(629)
Common stock retired	(11)	(1)	(596)	—	—	597	—	—
Common stock dividends	—	—	—	(580)	—	—	—	(580)
Share-based compensation	1	—	23	—	—	—	—	23
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Balance as of March 31, 2023	645	$64	$6,344	$4,712	$(115)	$(28)	$126	$11,103
Three Months Ended March 31, 2022
Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	989	—	—	6	995
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	1	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(305)	—	(305)
Common stock retired	(5)	—	(286)	—	—	286	—	—
Common stock dividends	—	—	—	(668)	—	—	—	(668)
Share-based compensation	1	—	20	—	—	—	—	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Balance as of March 31, 2022	661	$66	$7,371	$2,013	$(131)	$(19)	$135	$9,435

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2022 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2023 and 2022 and Devon’s financial position as of March 31, 2023.

Restricted Cash

As of March 31, 2023, approximately $126 million of cash on the consolidated balance sheets is presented as restricted cash. These obligations primarily relate to an abandoned Canadian firm transportation agreement.

Variable Interest Entity

CDM is a joint venture entity formed by Devon and an affiliate of QL Capital Partners, LP. CDM provides gathering, compression and dehydration services for natural gas production in the Cotton Draw area of the Delaware Basin. Devon holds a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets. CDM is considered a VIE to Devon. The assets of CDM cannot be used by Devon for general corporate purposes and are included in, and disclosed parenthetically, on Devon's consolidated balance sheets. The carrying amount of liabilities related to CDM for which the creditors do not have recourse to Devon's assets are also included in, and disclosed parenthetically, if material, on Devon's consolidated balance sheets.

Investments

The following table presents Devon's investments.

		Carrying Amount
Investments	% Interest	March 31, 2023	December 31, 2022
Catalyst	50%	$332	$339
Matterhorn	12.5%	90	54
Other	Various	47	47
Total		$469	$440

Devon has an interest in Catalyst, which is a joint venture with an affiliate of Howard Energy Partners, LLC (“HEP”) and certain other investors, to develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the arrangement, Devon and a holding company owned by the other joint venture investors each have a 50% voting interest in the joint venture legal entity, and HEP serves as the operator. Through 2038, Devon’s production from 50,000 net acres in the Stateline area of the Delaware Basin has been dedicated to Catalyst subject to fixed-fee oil gathering and natural gas processing agreements. Devon accounts for the investment in Catalyst as an equity method investment. Devon's investment in Catalyst is shown within investments on the consolidated balance sheets and Devon's share of Catalyst earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

During 2023 and 2022, Devon made investments in Matterhorn. Matterhorn is a joint venture entity and was formed for the purpose of constructing a natural gas pipeline that will transport natural gas from the Permian Basin to the Katy, Texas area. Devon's investment in Matterhorn does not give it the ability to exercise significant influence over Matterhorn.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended March 31,
	2023	2022
Oil	$2,143	$2,406
Gas	213	307
NGL	323	462
Oil, gas and NGL sales	2,679	3,175

Oil	730	776
Gas	152	209
NGL	198	335
Marketing and midstream revenues	1,080	1,320
Total revenues from contracts with customers	$3,759	$4,495

2. Acquisitions and Divestitures

Acquisitions

In September 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Eagle Ford for cash consideration of approximately $1.7 billion, net of purchase price adjustments. Additionally, in July 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Williston Basin for cash consideration of approximately $830 million, net of purchase price adjustments. The total estimated proved reserves associated with these Eagle Ford and Williston Basin assets is approximately 87 MMBoe and 66 MMBoe, respectively. Each of these acquisitions were accounted for as asset acquisitions as substantially all of the fair value was concentrated in a group of similar assets. Each of the acquisitions resulted in the purchase of producing properties and leasehold interests in a defined geographical and geological area and substantially all of the assets have similar risk characteristics.

Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $65 million in contingent earnout payments related to this transaction in the first quarter of 2023 and 2022 and could receive up to an additional $130 million in contingent earnout payments for the remaining performance periods depending on future commodity prices. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the March 31, 2023 consolidated balance sheet was approximately $53 million and $35 million, respectively. These values were derived utilizing a Monte Carlo valuation model and qualify as a level 3 fair value measurement.

Devon also received $4 million in contingent earnout payments related to the sale of non-core assets in the Rockies in the first quarter of 2023 and 2022.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of March 31, 2023, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not currently required to post collateral to its counterparties with respect to its open derivative positions, and we would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

Commodity Derivatives

As of March 31, 2023, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2023	83,329	$69.48	$94.66
Q1-Q4 2024	7,486	$60.00	$86.17

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2023	Midland Sweet	50,091	$1.09
Q1-Q4 2024	Midland Sweet	48,500	$1.19
Q1-Q4 2025	Midland Sweet	36,000	$0.94

As of March 31, 2023, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q2-Q4 2023	57,309	$3.32	187,215	$3.62	$7.27
Q1-Q4 2024	40,426	$3.30	40,527	$3.78	$7.05

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2023	El Paso Natural Gas	141,691	$(1.58)
Q2-Q4 2023	Houston Ship Channel	140,000	$(0.19)
Q2-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	El Paso Natural Gas	19,945	$(0.92)
Q1-Q4 2024	Houston Ship Channel	30,000	$(0.32)
Q1-Q4 2024	WAHA	44,973	$(0.58)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2023, Devon did not have any open NGL positions.

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The tables below present a summary of these positions as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$176	$(5)	$171	$138	$(19)	$119	Other current assets
Long-term derivative asset	14	(3)	11	12	—	12	Other long-term assets
Short-term derivative liability	(6)	5	(1)	(22)	19	(3)	Other current liabilities
Long-term derivative liability	(4)	3	(1)	—	—	—	Other long-term liabilities
Total derivative asset (liability)	$180	$—	$180	$128	$—	$128

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Three Months Ended March 31,
	2023	2022
G&A	$23	$20
Related income tax benefit	$20	$17

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/22	5,788	$29.11	1,841		$31.33
Granted	1,174	$63.51	743		$51.38
Vested	(2,378)	$25.15	(1,037)		$27.89
Forfeited	(32)	$42.04	—		$—
Unvested at 3/31/23	4,552	$39.95	1,547	(1)	$43.25

(1)
A maximum of 3.1 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2023, as indicated in the previous summary table. The grants in the previous summary table also include the impacts of performance share units granted in a prior year that vested higher than 100% of target due to Devon's TSR performance compared to our peers.

2023
Grant-date fair value	$81.70
Risk-free interest rate	4.15%
Volatility factor	61.43%
Contractual term (years)	2.89

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2023.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$132	$37
Weighted average period for recognition (years)	3.0	2.0

5. Restructuring

The following table summarizes Devon’s restructuring liabilities. The remaining liabilities primarily relate to an abandoned Canadian firm transportation agreement.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2022	$34	$81	$115
Changes related to prior years' restructurings	(11)	(3)	(14)
Balance as of March 31, 2023	$23	$78	$101

Balance as of December 31, 2021	$38	$111	$149
Changes related to prior years' restructurings	(4)	(6)	(10)
Balance as of March 31, 2022	$34	$105	$139

6. Other, Net

The following table summarizes Devon's other expenses (income) presented in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended March 31,
	2023	2022
Estimated future obligation under a performance guarantee	$—	$(96)
Ukraine charitable pledge	—	20
Asset retirement obligation accretion	7	7
Other	(2)	8
Total	$5	$(61)

Devon has guaranteed performance through 2026 for a minimum volume commitment associated with assets divested in 2018. Due to improved commodity prices, market conditions, and performance by the purchaser of the assets, the purchaser was able to fully satisfy the performance obligation due in the first quarter of 2023 and 2022. Additionally, at March 31, 2022, Devon reduced the estimated future exposure of the performance guarantee. The effect of these cash collections and liability revisions resulted in a $96 million benefit in the first quarter of 2022.

The first quarter of 2022 includes a $20 million pledge for humanitarian relief for the Ukrainian people and surrounding countries supporting refugees.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2023	2022
Earnings before income taxes	$1,224	$1,262

Current income tax expense	$141	$103
Deferred income tax expense	80	164
Total income tax expense	$221	$267

U.S. statutory income tax rate	21%	21%
State income taxes	1%	1%
Other	(4%)	(1%)
Effective income tax rate	18%	21%

On August 16, 2022 the IRA was signed into law and included various income tax related provisions with effective dates generally beginning in 2023. Among the enacted provisions are a 15% corporate alternative minimum tax ("CAMT") and several new and expanded clean energy credits and incentives. Dependent upon future regulations, Devon believes it is subject to the CAMT as Devon has an average annual adjusted financial statement income that exceeds $1 billion for the three-year period ended December 31, 2022.

In the first quarter of 2023, Devon recognized income tax credits associated with its qualified research activities performed during the 2018 to 2021 tax years. The impact of these credits is included within Other in the table above.

8.
Net Earnings Per Share

The following table reconciles net earnings and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended March 31,
	2023	2022
Net earnings:
Net earnings	$995	$989
Attributable to participating securities	(8)	(16)
Basic and diluted earnings	$987	$973
Common shares:
Common shares outstanding - total	651	663
Attributable to participating securities	(6)	(7)
Common shares outstanding - basic	645	656
Dilutive effect of potential common shares issuable	2	2
Common shares outstanding - diluted	647	658
Net earnings per share:
Basic	$1.53	$1.48
Diluted	$1.53	$1.48

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended March 31,
	2023	2022
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(116)	$(132)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1
Accumulated other comprehensive loss, net of tax	$(115)	$(131)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.
10.
Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
Changes in assets and liabilities, net:
Accounts receivable	$150	$(457)
Other current assets	16	64
Other long-term assets	31	66
Accounts payable and revenues and royalties payable	(165)	247
Other current liabilities	(3)	8
Other long-term liabilities	(17)	(71)
Total	$12	$(143)
Supplementary cash flow data:
Interest paid	$101	$100
Income taxes refunded	$—	$(23)

11.
Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2023	December 31, 2022
Oil, gas and NGL sales	$1,025	$1,153
Joint interest billings	238	162
Marketing and midstream revenues	325	428
Other	36	33
Gross accounts receivable	1,624	1,776
Allowance for doubtful accounts	(9)	(9)
Net accounts receivable	$1,615	$1,767

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	March 31, 2023	December 31, 2022
Property and equipment:
Proved	$43,584	$42,734
Unproved and properties under development	1,654	1,548
Total oil and gas	45,238	44,282
Less accumulated DD&A	(28,306)	(27,715)
Oil and gas property and equipment, net	16,932	16,567
Other property and equipment	2,340	2,280
Less accumulated DD&A	(757)	(741)
Other property and equipment, net (1)	1,583	1,539
Property and equipment, net	$18,515	$18,106

(1)
$112 million and $109 million related to CDM in 2023 and 2022, respectively.
13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	March 31, 2023	December 31, 2022
8.25% due August 1, 2023	$242	$242
5.25% due September 15, 2024	472	472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	92	103
Debt issuance costs	(33)	(26)
Total debt	$6,422	$6,440
Less amount classified as short-term debt	247	251
Total long-term debt	$6,175	$6,189

Credit Lines

On March 24, 2023, Devon amended and restated its 2018 Senior Credit Facility to provide for a new $3.0 billion revolving 2023 Senior Credit Facility with a financial covenant and other terms similar to the 2018 Senior Credit Facility. The 2023 Senior Credit Facility matures on March 24, 2028, with the option to extend the maturity date by three additional one-year periods, subject to lender consent. As of March 31, 2023, Devon had no outstanding borrowings under the 2023 Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of March 31, 2023, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 23.2%.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended March 31,
	2023	2022
Interest based on debt outstanding	$93	$92
Interest income	(17)	(1)
Other	(4)	(6)
Total net financing costs	$72	$85

Interest income increased from 2022 to 2023 primarily due to higher interest rates on cash balances.

14. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$201	$18	$219	$203	$21	$224
Lease liabilities:
Current lease liabilities (1)	$8	$12	$20	$8	$13	$21
Long-term lease liabilities	250	6	256	249	8	257
Total lease liabilities	$258	$18	$276	$257	$21	$278

(1) Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate.

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2023	2022
Asset retirement obligations as of beginning of period	$529	$485
Liabilities incurred	6	8
Liabilities settled and divested	(6)	(3)
Revision of estimated obligation	27	(35)
Accretion expense on discounted obligation	7	7
Asset retirement obligations as of end of period	563	462
Less current portion	17	19
Asset retirement obligations, long-term	$546	$443

During the first quarter of 2023, Devon increased its asset retirement obligations by approximately $27 million primarily due to inflation-driven increases in current cost estimates. During the first quarter of 2022, Devon reduced its asset retirement obligations by $35 million primarily due to extended retirement dates for oil and gas assets, partially offset by inflation-driven increases to current settlement costs.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.
Stockholders’ Equity

Share Repurchases

In November 2021, Devon authorized a share repurchase program of $1.0 billion with a December 31, 2022 expiration date. In 2022, the Board of Directors authorized expansions of the share repurchase program ultimately to $2.0 billion and extended the expiration date to May 4, 2023. In May 2023, the Board of Directors authorized a further expansion to $3.0 billion and extended the expiration date to December 31, 2024. The table below provides information regarding purchases of Devon’s common stock under the $3.0 billion share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$3.0 Billion Plan
2021:
Fourth quarter	13,983	$589	$42.15
2022:
First quarter	3,979	230	$57.74
Second quarter	5,052	318	$63.07
Third quarter	1,875	113	$59.99
Fourth quarter	802	57	$71.69
2023:
First quarter	10,090	545	$53.96
Total plan	35,781	$1,852	$51.77

Dividends

Devon pays a quarterly dividend which is comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon raised its fixed dividend multiple times over the past year from $0.16 per share in the first quarter of 2022 to $0.20 per share beginning in the first quarter of 2023. The following table summarizes Devon’s fixed and variable dividends for the first quarter of 2023 and 2022, respectively.

	Fixed	Variable	Total	Rate Per Share
2023:
First quarter	$133	$463	$596	$0.89
2022:
First quarter	$109	$558	$667	$1.00

In May 2023, Devon announced a cash dividend in the amount of $0.72 per share payable in the second quarter of 2023. The dividend consists of a $0.20 per share fixed quarterly dividend and a $0.52 per share variable quarterly dividend and will total approximately $461 million.

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

The State of Delaware and various municipalities and other governmental and private parties in California have filed legal proceedings against numerous oil and gas companies, including Devon, seeking relief to abate alleged impacts of climate change. These proceedings include far-reaching claims for monetary damages and injunctive relief. Although Devon cannot predict the ultimate outcome of these matters, Devon denies all allegations asserted in these lawsuits and intends to vigorously defend against these claims.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2023 and December 31, 2022, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2023 assets (liabilities):
Cash equivalents	$217	$217	$217	$—	$—
Commodity derivatives	$182	$182	$—	$182	$—
Commodity derivatives	$(2)	$(2)	$—	$(2)	$—
Debt	$(6,422)	$(6,278)	$—	$(6,278)	$—
Contingent earnout payments	$88	$88	$—	$—	$88
December 31, 2022 assets (liabilities):
Cash equivalents	$708	$708	$708	$—	$—
Commodity derivatives	$131	$131	$—	$131	$—
Commodity derivatives	$(3)	$(3)	$—	$(3)	$—
Debt	$(6,440)	$(6,231)	$—	$(6,231)	$—
Contingent earnout payments	$157	$157	$—	$—	$157

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

Level 3 Fair Value Measurements

Contingent Earnout Payments – Devon has the right to receive contingent consideration related to the Barnett asset divestiture based on future oil and gas prices. These values were derived using a Monte Carlo valuation model and qualify as a level 3 fair value measurement. For additional information, see Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month period ended March 31, 2023 compared to previous periods, and in our financial condition and liquidity since December 31, 2022. For information regarding our critical accounting policies and estimates, see our 2022 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

We are a leading independent oil and natural gas exploration and production company whose operations are focused onshore in the United Sates. Our operations are currently focused in five core areas: the Delaware Basin, Eagle Ford, Anadarko Basin, Williston Basin and Powder River Basin. Our asset base is underpinned by premium acreage in the economic core of the Delaware Basin and our diverse, top-tier resource plays provide a deep inventory of opportunities for years to come. In the third quarter of 2022, we acquired additional producing properties and leasehold interests in both the Williston Basin and Eagle Ford that were complementary to our existing acreage, offered operational synergies and added additional high-quality inventory to our portfolio.

We remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•
First quarter oil production totaled 320 MBbls/d, which was an 11% increase from the first quarter of 2022.
•
Expanded our authorized share repurchase program to $3.0 billion in May 2023, and through April 2023 have repurchased approximately 38.5 million of our common shares for $2.0 billion, or $51.91 per share, since inception of the plan.
•
Exited the first quarter with $3.9 billion of liquidity, including $0.9 billion of cash.
•
Generated $1.7 billion of operating cash flow in the first quarter of 2023 and $8.4 billion for the past twelve trailing months.
•
Including variable dividends, paid dividends of approximately $596 million in the first quarter of 2023 and have declared approximately $461 million of dividends to be paid in the second quarter of 2023.

We remain committed to capital discipline and delivering the objectives that underpin our current plan. Those objectives prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and recent geopolitical events.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q1 2023 vs. Q4 2022

Our first quarter 2023 and fourth quarter 2022 net earnings were $1.0 billion and $1.2 billion, respectively. The graph below shows the change in net earnings from the fourth quarter of 2022 to the first quarter of 2023. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2023	% of Total	Q4 2022	Change
Oil (MBbls/d)
Delaware Basin	211	66%	201	5%
Eagle Ford	40	13%	42	-4%
Anadarko Basin	15	5%	15	1%
Williston Basin	36	11%	37	-4%
Powder River Basin	14	4%	16	-9%
Other	4	1%	5	-14%
Total	320	100%	316	2%

	Q1 2023	% of Total	Q4 2022	Change
Gas (MMcf/d)
Delaware Basin	640	62%	626	2%
Eagle Ford	82	8%	84	-3%
Anadarko Basin	237	23%	238	0%
Williston Basin	54	5%	64	-15%
Powder River Basin	16	2%	21	-24%
Other	1	0%	1	32%
Total	1,030	100%	1,034	0%

	Q1 2023	% of Total	Q4 2022	Change
NGLs (MBbls/d)
Delaware Basin	97	65%	101	-4%
Eagle Ford	15	10%	12	24%
Anadarko Basin	26	18%	23	15%
Williston Basin	8	6%	9	-11%
Powder River Basin	2	1%	3	-23%
Other	1	0%	—	N/M
Total	149	100%	148	1%

	Q1 2023	% of Total	Q4 2022	Change
Combined (MBoe/d)
Delaware Basin	415	65%	407	2%
Eagle Ford	68	11%	68	1%
Anadarko Basin	81	12%	77	5%
Williston Basin	53	8%	57	-7%
Powder River Basin	19	3%	22	-13%
Other	5	1%	5	-7%
Total	641	100%	636	1%

From the fourth quarter of 2022 to the first quarter of 2023, the change in volumes contributed to a $31 million decrease to earnings as the higher production per day was offset by fewer days in the first quarter. The increase in volumes per day was primarily due to new well activity in the Delaware and Anadarko Basins which was partially offset by natural declines in the Williston and Powder River Basins.

Realized Prices

	Q1 2023	Realization	Q4 2022	Change
Oil (per Bbl)
WTI index	$76.17		$82.53	-8%
Realized price, unhedged	$74.32	98%	$82.31	-10%
Cash settlements	$(0.10)		$(4.87)
Realized price, with hedges	$74.22	97%	$77.44	-4%

	Q1 2023	Realization	Q4 2022	Change
Gas (per Mcf)
Henry Hub index	$3.44		$6.26	-45%
Realized price, unhedged	$2.29	67%	$4.39	-48%
Cash settlements	$0.18		$(0.38)
Realized price, with hedges	$2.47	72%	$4.01	-38%

	Q1 2023	Realization	Q4 2022	Change
NGLs (per Bbl)
WTI index	$76.17		$82.53	-8%
Realized price, unhedged	$24.12	32%	$24.32	-1%
Cash settlements	$—		$—
Realized price, with hedges	$24.12	32%	$24.32	-1%

	Q1 2023	Q4 2022	Change
Combined (per Boe)
Realized price, unhedged	$46.44	$53.66	-13%
Cash settlements	$0.22	$(3.04)
Realized price, with hedges	$46.66	$50.62	-8%

From the fourth quarter of 2022 to the first quarter of 2023, realized prices contributed to a $429 million decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. The decrease in index prices was partially offset by improved hedge cash settlements related to gas commodities.

We currently have approximately 25% of both our remaining anticipated 2023 oil and gas production hedged.

Hedge Settlements

	Q1 2023	Q4 2022	Change
	Q
Oil	$(3)	$(141)	98%
Natural gas	16	(36)	144%
Total cash settlements (1)	$13	$(177)	107%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2023	Q4 2022	Change
LOE	$327	$308	6%
Gathering, processing & transportation	166	178	-7%
Production taxes	175	210	-17%
Property taxes	25	19	32%
Total	$693	$715	-3%
Per Boe:
LOE	$5.67	$5.26	8%
Gathering, processing & transportation	$2.88	$3.05	-6%
Percent of oil, gas and NGL sales:
Production taxes	6.5%	6.7%	-2%

Production expenses decreased from the fourth quarter of 2022 to the first quarter of 2023 primarily due to a decrease in production taxes which resulted from lower commodity prices. This decrease in production expenses was partially offset by an increase in LOE.

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

	Q1 2023	$ per BOE	Q4 2022	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,334	$35.71	$1,585	$42.38
Eagle Ford	257	$41.75	321	$51.24
Anadarko Basin	154	$21.09	203	$28.53
Williston Basin	156	$32.65	194	$37.02
Powder River Basin	70	$41.43	99	$49.33
Other	15	N/M	22	N/M
Total	$1,986	$34.42	$2,424	$41.44

DD&A

	Q1 2023	Q4 2022	Change
Oil and gas per Boe	$10.25	$10.14	1%

Oil and gas	$591	$593	0%
Other property and equipment	24	32	-27%
Total	$615	$625	-2%

General and Administrative Expense

	Q1 2023	Q4 2022	Change
G&A per Boe	$1.85	$2.07	-11%

Labor and benefits	$56	$74	-24%
Non-labor	50	48	4%
Total	$106	$122	-13%

G&A decreased in the first quarter of 2023 primarily due to a decrease in labor and benefit costs.

Other Items

	Q1 2023	Q4 2022	Change in earnings
Commodity hedge valuation changes (1)	$51	$124	$(73)
Marketing and midstream operations	(25)	(18)	(7)
Exploration expenses	3	13	10
Asset dispositions	—	(29)	(29)
Net financing costs	72	73	1
Other, net	5	(4)	(9)
			$(107)
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

Asset dispositions include $28 million in the fourth quarter of 2022 related to the re-valuation of contingent earnout payments associated with divested Barnett Shale assets. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q1 2023	Q4 2022
Current expense	$141	$84
Deferred expense	80	265
Total expense	$221	$349
Current tax rate	12%	5%
Deferred tax rate	6%	17%
Effective income tax rate	18%	22%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Q1 2023 vs. Q1 2022

Our first quarter 2023 and 2022 net earnings were both $1.0 billion. The graph below shows the change in net earnings from the first quarter of 2022 to the first quarter of 2023. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2023	% of Total	Q1 2022	Change
Oil (MBbls/d)
Delaware Basin	211	66%	209	1%
Eagle Ford	40	13%	17	137%
Anadarko Basin	15	5%	14	6%
Williston Basin	36	11%	32	12%
Powder River Basin	14	4%	12	14%
Other	4	1%	4	-2%
Total	320	100%	288	11%

	Q1 2023	% of Total	Q1 2022	Change
Gas (MMcf/d)
Delaware Basin	640	62%	561	14%
Eagle Ford	82	8%	61	33%
Anadarko Basin	237	23%	210	13%
Williston Basin	54	5%	54	0%
Powder River Basin	16	2%	19	-14%
Other	1	0%	1	37%
Total	1,030	100%	906	14%

	Q1 2023	% of Total	Q1 2022	Change
NGLs (MBbls/d)
Delaware Basin	97	65%	92	6%
Eagle Ford	15	10%	9	69%
Anadarko Basin	26	18%	25	3%
Williston Basin	8	6%	8	6%
Powder River Basin	2	1%	2	-4%
Other	1	0%	—	N/M
Total	149	100%	136	10%

	Q1 2023	% of Total	Q1 2022	Change
Combined (MBoe/d)
Delaware Basin	415	65%	394	5%
Eagle Ford	68	11%	36	90%
Anadarko Basin	81	12%	75	8%
Williston Basin	53	8%	48	10%
Powder River Basin	19	3%	18	7%
Other	5	1%	4	6%
Total	641	100%	575	12%

From the first quarter of 2022 to the first quarter of 2023, the change in volumes contributed to a $359 million increase in earnings. Volumes increased due to acquisitions in the Eagle Ford and Williston Basin that both closed in the third quarter of 2022. Volumes also increased due to continued development of the Delaware Basin and new well activity in the Anadarko Basin.

Realized Prices

	Q1 2023	Realization	Q1 2022	Change
Oil (per Bbl)
WTI index	$76.17		$94.45	-19%
Realized price, unhedged	$74.32	98%	$92.94	-20%
Cash settlements	$(0.10)		$(11.32)
Realized price, with hedges	$74.22	97%	$81.62	-9%

	Q1 2023	Realization	Q1 2022	Change
Gas (per Mcf)
Henry Hub index	$3.44		$4.96	-31%
Realized price, unhedged	$2.29	67%	$3.77	-39%
Cash settlements	$0.18		$(0.62)
Realized price, with hedges	$2.47	72%	$3.15	-22%

	Q1 2023	Realization	Q1 2022	Change
NGLs (per Bbl)
WTI index	$76.17		$94.45	-19%
Realized price, unhedged	$24.12	32%	$37.76	-36%
Cash settlements	$—		$—
Realized price, with hedges	$24.12	32%	$37.76	-36%

	Q1 2023	Q1 2022	Change
Combined (per Boe)
Realized price, unhedged	$46.44	$61.40	-24%
Cash settlements	$0.22	$(6.65)
Realized price, with hedges	$46.66	$54.75	-15%

From the first quarter of 2022 to the first quarter of 2023, realized prices contributed to an $855 million decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. The decrease in index prices was partially offset by improved hedge cash settlements related to gas commodities.

Hedge Settlements

	Q1 2023	Q1 2022	Change
Oil	$(3)	$(293)	99%
Natural gas	16	(51)	131%
Total cash settlements (1)	$13	$(344)	104%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2023	Q1 2022	Change
LOE	$327	$224	46%
Gathering, processing & transportation	166	161	3%
Production taxes	175	214	-18%
Property taxes	25	19	32%
Total	$693	$618	12%
Per Boe:
LOE	$5.67	$4.33	31%
Gathering, processing & transportation	$2.88	$3.11	-7%
Percent of oil, gas and NGL sales:
Production taxes	6.5%	6.7%	-3%

LOE expenses and LOE per Boe increased primarily due to acquisitions in the Eagle Ford and Williston Basin and inflation. Production taxes decreased due to lower commodity prices.

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

	Q1 2023	$ per BOE	Q1 2022	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,334	$35.71	$1,877	$52.99
Eagle Ford	257	$41.75	158	$48.92
Anadarko Basin	154	$21.09	204	$30.31
Williston Basin	156	$32.65	207	$47.65
Powder River Basin	70	$41.43	86	$54.32
Other	15	N/M	25	N/M
Total	$1,986	$34.42	$2,557	$49.45

DD&A

	Q1 2023	Q1 2022	Change
Oil and gas per Boe	$10.25	$8.95	14%

Oil and gas	$591	$463	28%
Other property and equipment	24	26	-9%
Total	$615	$489	26%

DD&A and our oil and gas per Boe rate both increased primarily due to acquisitions in the Eagle Ford and Williston Basin that closed in the third quarter of 2022.

General and Administrative Expense

	Q1 2023	Q1 2022	Change
G&A per Boe	$1.85	$1.82	2%

Labor and benefits	$56	$58	-3%
Non-labor	50	36	39%
Total	$106	$94	13%

G&A increased in the first quarter of 2023 primarily due to an increase in non-labor costs.

Other Items

	Q1 2023	Q1 2022	Change in earnings
Commodity hedge valuation changes (1)	$51	$(339)	$390
Marketing and midstream operations	(25)	(4)	(21)
Exploration expenses	3	2	(1)
Asset dispositions	—	(1)	(1)
Net financing costs	72	85	13
Other, net	5	(61)	(66)
			$314
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

Net financing costs decreased in the first quarter of 2023 due to an increase in interest income resulting from higher interest rates. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q1 2023	Q1 2022
Current expense	$141	$103
Deferred expense	80	164
Total expense	$221	$267
Current tax rate	12%	8%
Deferred tax rate	6%	13%
Effective income tax rate	18%	21%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Operating cash flow	$1,677	$1,837
Capital expenditures	(1,012)	(537)
Divestitures of property and equipment	21	26
Investment activity, net	(29)	(14)
Repurchases of common stock	(517)	(211)
Common stock dividends	(596)	(667)
Noncontrolling interest activity, net	(11)	(8)
Other	(100)	(72)
Net change in cash, cash equivalents and restricted cash	$(567)	$354
Cash, cash equivalents and restricted cash at end of period	$887	$2,625

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all of our capital expenditures and we continued to return value to our shareholders by utilizing cash flow for dividends and share repurchases.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2023	2022
Delaware Basin	$584	$395
Eagle Ford	192	26
Anadarko Basin	62	10
Williston Basin	99	23
Powder River Basin	38	33
Other	1	3
Total oil and gas	976	490
Midstream	16	29
Other	20	18
Total capital expenditures	$1,012	$537

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first quarter of 2023 represent approximately 60% of our operating cash flow. Capital expenditures increased due to capital spend on assets acquired in 2022 and general inflation trends.

Divestitures of Property and Equipment

During the first three months of 2023 and 2022, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first three months of both 2023 and 2022, Devon received distributions from our investments of $8 million. Devon contributed $37 million and $22 million to our equity method investments during the first three months of 2023 and 2022, respectively.

Shareholder Distributions and Stock Activity

We repurchased approximately 10.1 million shares of common stock for $545 million and 4.0 million shares of common stock for $230 million under the share repurchase program authorized by our Board of Directors in the first quarter of 2023 and 2022, respectively. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the first quarter of 2023 and 2022. Devon has raised its fixed dividend multiple times over the past year to $0.20 per share in the first quarter of 2023. In addition to the fixed quarterly dividend, we paid a variable dividend in the first quarter of 2023 and 2022.

	Fixed	Variable	Total	Rate Per Share
2023:
First quarter	$133	$463	$596	$0.89
2022:
First quarter	$109	$558	$667	$1.00

Noncontrolling Interest Activity, net

During the first three months of 2023 and 2022, we distributed $10 million and $8 million, respectively, to our noncontrolling interests in CDM.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the first quarter of 2023, we held approximately $0.9 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2023 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2023. The currently elevated level of cost inflation could erode our cost efficiencies gained over previous years and pressure our margins for the remainder of 2023. Despite this, we expect to continue generating material amounts of free cash flow at current commodity price levels due to our strategy of spending within cash flow.

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

Credit Availability

As of March 31, 2023, we had approximately $3.0 billion of available borrowing capacity under our 2023 Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2023, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and the size and scale of our production. Our credit rating from Standard and Poor’s Financial Services is BBB with a stable outlook. Our credit rating from Fitch is BBB+ with a stable outlook. Our credit rating from Moody’s Investor Service is Baa2 with a stable outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

There are no “rating triggers” in any of our contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, a downgrade could adversely impact our interest rate on any credit facility borrowings and the ability to economically access debt markets in the future.

Fixed Plus Variable Dividend

We are committed to a “fixed plus variable” dividend strategy. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. Our Board of Directors increased our quarterly fixed dividend rate by 11% to $0.20 per share beginning in February 2023. In addition to the fixed quarterly dividend, we may pay a variable dividend of up to 50% of our excess free cash flow, which is a non-GAAP measure. Each quarter’s excess free cash flow is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In May 2023, Devon announced a cash dividend in the amount of $0.72 per share payable in the second quarter of 2023. The dividend consists of a $0.20 per share fixed quarterly dividend and a $0.52 per share variable quarterly dividend and will total approximately $461 million.

Share Repurchases

In May 2023, our Board of Directors increased our share repurchase program by $1.0 billion to a total authorized amount of $3.0 billion, and extended the expiration date to December 31, 2024. Through April 2023, we had executed $2.0 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2023 is expected to range from approximately $2.6 billion to $2.8 billion.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during the first quarter of 2023 for Devon, but the Merger did cause an ownership change for WPX and increased the likelihood Devon could experience an ownership change over the next year.

On August 16, 2022, the IRA was signed into law and included various income tax related provisions with an effective date beginning in 2023. Among the enacted provisions are a 15% CAMT and several new and expanded clean energy credits and incentives. Devon believes it is subject to the CAMT as Devon has an average annual adjusted financial statement income that exceeds $1 billion for the three-year period ended December 31, 2022. Devon continues to assess the potential impact of the CAMT, and material incremental cash tax could be incurred depending on actual operating results as well as future U.S. Treasury guidance.

For additional information regarding our critical accounting policies and estimates, see our 2022 Annual Report on Form 10-K.

Non-GAAP Measures

We utilize “core earnings attributable to Devon” and “core earnings per share attributable to Devon” that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, deferred tax asset valuation allowance and fair value changes in derivative financial instruments.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended March 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2023
Earnings attributable to Devon (GAAP)	$1,224	$1,003	$995	$1.53
Adjustments:
Deferred tax asset valuation allowance	—	(3)	(3)	(0.01)
Fair value changes in financial instruments	(53)	(40)	(40)	(0.06)
Core earnings attributable to Devon (Non-GAAP)	$1,171	$960	$952	$1.46
2022
Earnings attributable to Devon (GAAP)	$1,262	$995	$989	$1.48
Adjustments:
Asset dispositions	(1)	—	—	—
Deferred tax asset valuation allowance	—	6	6	0.01
Fair value changes in financial instruments	338	260	260	0.39
Core earnings attributable to Devon (Non-GAAP)	$1,599	$1,261	$1,255	$1.88

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended March 31,
	2023	2022
Net earnings (GAAP)	$1,003	$995
Financing costs, net	72	85
Income tax expense	221	267
Exploration expenses	3	2
Depreciation, depletion and amortization	615	489
Asset dispositions	—	(1)
Share-based compensation	23	20
Derivative and financial instrument non-cash valuation changes	(51)	339
Accretion on discounted liabilities and other	5	(61)
EBITDAX (Non-GAAP)	1,891	2,135
Marketing and midstream revenues and expenses, net	25	4
Commodity derivative cash settlements	(13)	344
General and administrative expenses, cash-based	83	74
Field-level cash margin (Non-GAAP)	$1,986	$2,557

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2023, we have commodity derivatives that pertain to a portion of our estimated production for the last nine months of 2023, as well as for 2024 and 2025. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2023, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $115 million.

Interest Rate Risk

As of March 31, 2023, we had total debt of $6.4 billion. All of our debt is based on fixed interest rates averaging 5.8%.

Foreign Currency Risk

We had no material foreign currency risk at March 31, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2023 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted below and in Part I, Item 3. Legal Proceedings of our 2022 Annual Report on Form 10-K, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

On February 1, 2023, we received a notice of violation from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC, a wholly-owned subsidiary of the Company, during 2020 in New Mexico. The Company has been engaging with the EPA to resolve this matter. Although this matter is ongoing and management cannot predict its ultimate outcome, the resolution of this matter may result in a fine or penalty in excess of $300,000.

Please see our 2022 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2023 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	161	$64.92	158	$682
February 1 - February 28	4,671	$55.97	3,743	$479
March 1 - March 31	6,584	$53.68	6,189	$147
Total	11,416	$54.77	10,090

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately 1.3 million shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program with an expiration date of December 31, 2022. In 2022, we announced expansions of this program ultimately to $2.0 billion and extended the expiration date to May 4, 2023. In May 2023, we announced a further expansion to $3.0 billion and extended the expiration date to December 31, 2024. In the first quarter of 2023, we repurchased 10.1 million common shares for $545 million, or $53.96 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1

Amended and Restated Credit Agreement, dated March 24, 2023, among Devon Energy Corporation, as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto, and Bank of America, N.A., as administrative agent and swing line lender (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 28, 2023; File No. 001-32318).

10.2*	2023 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded.

10.3*

2023 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded.

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

DEVON ENERGY CORPORATION

Date: May 9, 2023	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer