Form 10-Q
period 2023-06-30
DEVON ENERGY CORP/DE
filed 2023-08-02
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

On July 19, 2023, 640.7 million shares of common stock were outstanding.

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

“2022 Plan” means the Devon Energy Corporation 2022 Long-Term Incentive Plan.

“AFSI” means adjusted financial statement income.

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

“CAMT” means corporate alternative minimum tax.

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

“Inside FERC” refers to the publication Inside FERC’s Gas Market Report.

“IRA” refers to the Inflation Reduction Act of 2022.

“LOE” means lease operating expenses.

“Matterhorn” refers to Matterhorn Express Pipeline, LLC and, as applicable, its direct parent, MXP Parent, LLC.

“MBbls” means thousand barrels.

“MBoe” means thousand Boe.

“Mcf” means thousand cubic feet.

“Merger” means the merger of East Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) with and into WPX, with WPX continuing as the surviving corporation and a wholly-owned subsidiary of the Company, pursuant to the terms of that certain Agreement and Plan of Merger, dated September 26, 2020, by and among the Company, Merger Sub and WPX.

“MMBoe” means million Boe.

“MMBtu” means million Btu.

“MMcf” means million cubic feet.

“N/M” means not meaningful.

“NCI” means noncontrolling interests.

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

“Water JV” means NDB Midstream L.L.C.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Oil, gas and NGL sales	$2,493	$4,100	$5,172	$7,275
Oil, gas and NGL derivatives	(76)	(170)	(12)	(853)
Marketing and midstream revenues	1,037	1,696	2,117	3,016
Total revenues	3,454	5,626	7,277	9,438
Production expenses	719	729	1,412	1,347
Exploration expenses	10	10	13	12
Marketing and midstream expenses	1,051	1,700	2,156	3,024
Depreciation, depletion and amortization	638	528	1,253	1,017
Asset dispositions	(41)	(14)	(41)	(15)
General and administrative expenses	92	84	198	178
Financing costs, net	78	84	150	169
Other, net	10	10	15	(51)
Total expenses	2,557	3,131	5,156	5,681
Earnings before income taxes	897	2,495	2,121	3,757
Income tax expense	199	557	420	824
Net earnings	698	1,938	1,701	2,933
Net earnings attributable to noncontrolling interests	8	6	16	12
Net earnings attributable to Devon	$690	$1,932	$1,685	$2,921
Net earnings per share:
Basic net earnings per share	$1.08	$2.94	$2.61	$4.42
Diluted net earnings per share	$1.07	$2.93	$2.60	$4.40
Comprehensive earnings:
Net earnings	$698	$1,938	$1,701	$2,933
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	2	2
Other comprehensive earnings, net of tax	1	1	2	2
Comprehensive earnings:	$699	$1,939	$1,703	$2,935
Comprehensive earnings attributable to noncontrolling interests	8	6	16	12
Comprehensive earnings attributable to Devon	$691	$1,933	$1,687	$2,923

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$488	$1,454
Accounts receivable	1,519	1,767
Inventory	201	201
Other current assets	397	469
Total current assets	2,605	3,891
Oil and gas property and equipment, based on successful efforts accounting, net	17,317	16,567
Other property and equipment, net ($117 million and $109 million related to CDM in 2023 and 2022, respectively)	1,446	1,539
Total property and equipment, net	18,763	18,106
Goodwill	753	753
Right-of-use assets	266	224
Investments	675	440
Other long-term assets	293	307
Total assets	$23,355	$23,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$843	$859
Revenues and royalties payable	1,199	1,506
Short-term debt	244	251
Other current liabilities	383	489
Total current liabilities	2,669	3,105
Long-term debt	6,169	6,189
Lease liabilities	299	257
Asset retirement obligations	548	511
Other long-term liabilities	858	900
Deferred income taxes	1,662	1,463
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 641 million and 653 million shares in 2023 and 2022, respectively	64	65
Additional paid-in capital	6,131	6,921
Retained earnings	4,940	4,297
Accumulated other comprehensive loss	(114)	(116)
Total stockholders’ equity attributable to Devon	11,021	11,167
Noncontrolling interests	129	129
Total equity	11,150	11,296
Total liabilities and equity	$23,355	$23,721

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net earnings	$698	$1,938	$1,701	$2,933
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	638	528	1,253	1,017
Leasehold impairments	3	7	3	8
Amortization of liabilities	(8)	(9)	(15)	(15)
Total losses on commodity derivatives	76	170	12	853
Cash settlements on commodity derivatives	37	(472)	50	(816)
Gains on asset dispositions	(41)	(14)	(41)	(15)
Deferred income tax expense	119	305	199	469
Share-based compensation	25	23	48	43
Other	(2)	4	—	(17)
Changes in assets and liabilities, net	(140)	198	(128)	55
Net cash from operating activities	1,405	2,678	3,082	4,515
Cash flows from investing activities:
Capital expenditures	(1,079)	(573)	(2,091)	(1,110)
Acquisitions of property and equipment	(18)	(100)	(31)	(101)
Divestitures of property and equipment	1	9	22	35
Distributions from investments	9	15	17	23
Contributions to investments and other	(15)	(21)	(52)	(43)
Net cash from investing activities	(1,102)	(670)	(2,135)	(1,196)
Cash flows from financing activities:
Repurchases of common stock	(228)	(324)	(745)	(535)
Dividends paid on common stock	(462)	(830)	(1,058)	(1,497)
Contributions from noncontrolling interests	8	—	8	—
Distributions to noncontrolling interests	(13)	(5)	(24)	(13)
Shares exchanged for tax withholdings and other	(9)	(12)	(96)	(85)
Net cash from financing activities	(704)	(1,171)	(1,915)	(2,130)
Effect of exchange rate changes on cash	2	(5)	2	(3)
Net change in cash, cash equivalents and restricted cash	(399)	832	(966)	1,186
Cash, cash equivalents and restricted cash at beginning of period	887	2,625	1,454	2,271
Cash, cash equivalents and restricted cash at end of period	$488	$3,457	$488	$3,457

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$372	$3,300	$372	$3,300
Restricted cash	116	157	116	157
Total cash, cash equivalents and restricted cash	$488	$3,457	$488	$3,457

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended June 30, 2023
Balance as of March 31, 2023	645	$64	$6,344	$4,712	$(115)	$(28)	$126	$11,103
Net earnings	—	—	—	690	—	—	8	698
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	(2)	—	—	(208)	—	(210)
Common stock retired	(4)	—	(236)	—	—	236	—	—
Common stock dividends	—	—	—	(462)	—	—	—	(462)
Share-based compensation	—	—	25	—	—	—	—	25
Contributions from noncontrolling interests	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance as of June 30, 2023	641	$64	$6,131	$4,940	$(114)	$—	$129	$11,150
Three Months Ended June 30, 2022
Balance as of March 31, 2022	661	$66	$7,371	$2,013	$(131)	$(19)	$135	$9,435
Net earnings	—	—	—	1,932	—	—	6	1,938
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	—	1	—	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(329)	—	(329)
Common stock retired	(5)	(1)	(334)	—	—	335	—	—
Common stock dividends	—	—	—	(838)	—	—	—	(838)
Share-based compensation	—	—	23	—	—	—	—	23
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2022	656	$66	$7,060	$3,107	$(130)	$(13)	$136	$10,226
Six Months Ended June 30, 2023
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	1,685	—	—	16	1,701
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(6)	—	—	(833)	—	(839)
Common stock retired	(15)	(1)	(832)	—	—	833	—	—
Common stock dividends	—	—	—	(1,042)	—	—	—	(1,042)
Share-based compensation	1	—	48	—	—	—	—	48
Contributions from noncontrolling interests	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Balance as of June 30, 2023	641	$64	$6,131	$4,940	$(114)	$—	$129	$11,150
Six Months Ended June 30, 2022
Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	2,921	—	—	12	2,933
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	1	1	—	—	—	—	2
Common stock repurchased	—	—	—	—	—	(634)	—	(634)
Common stock retired	(10)	(1)	(620)	—	—	621	—	—
Common stock dividends	—	—	—	(1,506)	—	—	—	(1,506)
Share-based compensation	1	—	43	—	—	—	—	43
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance as of June 30, 2022	656	$66	$7,060	$3,107	$(130)	$(13)	$136	$10,226

See accompanying notes to consolidated financial statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2022 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2023 and 2022 and Devon’s financial position as of June 30, 2023.

Restricted Cash

As of June 30, 2023, approximately $116 million of cash on the consolidated balance sheets is presented as restricted cash for obligations primarily related to an abandoned Canadian firm transportation agreement.

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

Investments

The following table presents Devon's investments.

		Carrying Amount
Investments	% Interest	June 30, 2023	December 31, 2022
Catalyst	50%	$324	$339
Water JV	30%	212	—
Matterhorn	12.5%	90	54
Other	Various	49	47
Total		$675	$440

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

In the second quarter of 2023, Devon made an investment in the Water JV, a joint venture entity formed with an affiliate of WaterBridge NDB LLC (“WaterBridge”), for the purpose of providing increased capacity and flexibility in disposing of produced water in the Delaware Basin and Eagle Ford. Under terms of the arrangement, Devon contributed water infrastructure assets and committed to a water gathering and disposal dedication to the Water JV through 2038, in exchange for a 30% voting interest in the joint venture legal entity. WaterBridge contributed water infrastructure assets to the Water JV, in exchange for a 70% voting interest in the joint venture legal entity and will serve as the operator. At closing of the Water JV, Devon recognized a $64 million gain in asset dispositions in the consolidated statements of comprehensive earnings, which represented the excess of the estimated fair value of Devon's interest in the Water JV over the carrying value of the water infrastructure assets Devon contributed to the Water JV. Devon accounts for the investment in the Water JV as an equity method investment. Devon's investment in the Water JV is shown

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

within investments on the consolidated balance sheets and Devon's share of the Water JV earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

During 2023 and 2022, Devon made investments in Matterhorn. Matterhorn is a joint venture entity and was formed for the purpose of constructing a natural gas pipeline that will transport natural gas from the Permian Basin to the Katy, Texas area. Devon's investment in Matterhorn does not give it the ability to exercise significant influence over Matterhorn.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil	$2,106	$2,970	$4,249	$5,376
Gas	122	557	335	864
NGL	265	573	588	1,035
Oil, gas and NGL sales	2,493	4,100	5,172	7,275

Oil	735	952	1,465	1,728
Gas	123	322	275	531
NGL	179	422	377	757
Marketing and midstream revenues	1,037	1,696	2,117	3,016
Total revenues from contracts with customers	$3,530	$5,796	$7,289	$10,291

2. Acquisitions and Divestitures

Acquisitions

In September 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Eagle Ford for cash consideration of approximately $1.7 billion, net of purchase price adjustments. Additionally, in July 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Williston Basin for cash consideration of approximately $830 million, net of purchase price adjustments. The total estimated proved reserves associated with these Eagle Ford and Williston Basin assets were approximately 87 MMBoe and 66 MMBoe, respectively. Each of these acquisitions were accounted for as asset acquisitions as substantially all of the fair value was concentrated in a group of similar assets. Each of the acquisitions resulted in the purchase of producing properties and leasehold interests in a defined geographical and geological area, and substantially all of the assets have similar risk characteristics.

Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $65 million in contingent earnout payments related to this transaction in the first quarter of 2023 and 2022 and could receive up to an additional $130 million in contingent earnout payments for the remaining performance periods depending on future commodity prices. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the June 30, 2023 consolidated balance sheet was approximately $30 million and $35 million, respectively. These values were derived utilizing a Monte Carlo valuation model and qualify as a level 3 fair value measurement.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of June 30, 2023, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not currently required to post collateral to its counterparties with respect to its open derivative positions, and we would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

Commodity Derivatives

As of June 30, 2023, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2023	6,000	$68.42	82,750	$69.52	$94.57
Q1-Q4 2024	1,492	$68.42	21,486	$60.00	$85.66

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2023	Midland Sweet	66,500	$1.11
Q1-Q4 2024	Midland Sweet	61,500	$1.17
Q1-Q4 2025	Midland Sweet	49,000	$0.96

As of June 30, 2023, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2023	108,000	$3.30	171,000	$3.64	$7.44
Q1-Q4 2024	94,426	$3.30	40,527	$3.78	$7.05

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2023	El Paso Natural Gas	145,000	$(1.58)
Q3-Q4 2023	Houston Ship Channel	140,000	$(0.19)
Q3-Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	El Paso Natural Gas	34,863	$(0.91)
Q1-Q4 2024	Houston Ship Channel	90,000	$(0.25)
Q1-Q4 2024	WAHA	44,973	$(0.58)

As of June 30, 2023, Devon did not have any open NGL positions.

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The tables below present a summary of these positions as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$111	$(20)	$91	$138	$(19)	$119	Other current assets
Long-term derivative asset	11	(1)	10	12	—	12	Other long-term assets
Short-term derivative liability	(43)	20	(23)	(22)	19	(3)	Other current liabilities
Long-term derivative liability	(13)	1	(12)	—	—	—	Other long-term liabilities
Total derivative asset	$66	$—	$66	$128	$—	$128

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Six Months Ended June 30,
	2023	2022
G&A	$48	$42
Exploration expenses	—	1
Total	$48	$43
Related income tax benefit	$27	$26

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/22	5,788	$29.11	1,841		$31.33
Granted	1,224	$62.95	743		$51.38
Vested	(2,905)	$25.18	(1,037)		$27.89
Forfeited	(79)	$43.82	—		$—
Unvested at 6/30/23	4,028	$41.94	1,547	(1)	$43.25

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2023.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$118	$30
Weighted average period for recognition (years)	2.8	1.9

5. Restructuring

The following table summarizes Devon’s restructuring liabilities. The remaining liabilities primarily relate to an abandoned Canadian firm transportation agreement.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2022	$34	$81	$115
Changes related to prior years' restructurings	(19)	(4)	(23)
Balance as of June 30, 2023	$15	$77	$92

Balance as of December 31, 2021	$38	$111	$149
Changes related to prior years' restructurings	(10)	(12)	(22)
Balance as of June 30, 2022	$28	$99	$127

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Other, Net

The following table summarizes Devon's other expenses (income) presented in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Estimated future obligation under a performance guarantee	$—	$—	$—	$(96)
Ukraine charitable pledge	—	—	—	20
Asset retirement obligation accretion	7	6	14	13
Other	3	4	1	12
Total	$10	$10	$15	$(51)

Devon has guaranteed performance through 2026 for a minimum volume commitment associated with assets divested in 2018. Due to improved commodity prices, market conditions, and performance by the purchaser of the assets, the purchaser was able to fully satisfy the performance obligation due in the first quarter of 2023 and 2022. Additionally, at March 31, 2022, Devon reduced the estimated future exposure of the performance guarantee. The effect of these cash collections and liability revisions resulted in a $96 million benefit in the first six months of 2022.

The first six months of 2022 includes a $20 million pledge for humanitarian relief for the Ukrainian people and surrounding countries supporting refugees.

7. Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings before income taxes	$897	$2,495	$2,121	$3,757

Current income tax expense	$80	$252	$221	$355
Deferred income tax expense	119	305	199	469
Total income tax expense	$199	$557	$420	$824

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	1%	1%	1%	1%
Other	0%	0%	(2%)	0%
Effective income tax rate	22%	22%	20%	22%

On August 16, 2022, the IRA was signed into law and included various income tax related provisions with effective dates generally beginning in 2023. Among the enacted provisions are a 15% CAMT on AFSI and several new and expanded clean energy credits and incentives. Dependent upon future regulations, Devon believes it is subject to the CAMT as Devon has an average annual AFSI that exceeds $1 billion for the three-year period ended December 31, 2022.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.
Net Earnings Per Share

The following table reconciles net earnings and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings:
Net earnings	$690	$1,932	$1,685	$2,921
Attributable to participating securities	(3)	(17)	(11)	(33)
Basic and diluted earnings	$687	$1,915	$1,674	$2,888
Common shares:
Common shares outstanding - total	642	658	646	661
Attributable to participating securities	(4)	(6)	(5)	(7)
Common shares outstanding - basic	638	652	641	654
Dilutive effect of potential common shares issuable	1	2	2	2
Common shares outstanding - diluted	639	654	643	656
Net earnings per share:
Basic	$1.08	$2.94	$2.61	$4.42
Diluted	$1.07	$2.93	$2.60	$4.40

9. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(115)	$(131)	$(116)	$(132)
Recognition of net actuarial loss and prior service cost in earnings (1)	2	2	3	3
Income tax expense	(1)	(1)	(1)	(1)
Accumulated other comprehensive loss, net of tax	$(114)	$(130)	$(114)	$(130)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.
Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Changes in assets and liabilities, net:
Accounts receivable	$98	$(346)	$248	$(803)
Other current assets	(12)	(85)	4	(21)
Other long-term assets	(13)	9	18	75
Accounts payable and revenues and royalties payable	(65)	540	(230)	787
Other current liabilities	(138)	93	(141)	101
Other long-term liabilities	(10)	(13)	(27)	(84)
Total	$(140)	$198	$(128)	$55
Supplementary cash flow data:
Interest paid	$88	$85	$189	$185
Income taxes paid	$259	$133	$259	$110

Devon's non-cash investing activities for the three and six months ended June 30, 2023, included approximately $150 million of contributions of other property and equipment for the formation of the Water JV.

11.
Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2023	December 31, 2022
Oil, gas and NGL sales	$913	$1,153
Joint interest billings	217	162
Marketing and midstream revenues	364	428
Other	32	33
Gross accounts receivable	1,526	1,776
Allowance for doubtful accounts	(7)	(9)
Net accounts receivable	$1,519	$1,767

12. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2023	December 31, 2022
Property and equipment:
Proved	$44,711	$42,734
Unproved and properties under development	1,528	1,548
Total oil and gas	46,239	44,282
Less accumulated DD&A	(28,922)	(27,715)
Oil and gas property and equipment, net	17,317	16,567
Other property and equipment	2,204	2,280
Less accumulated DD&A	(758)	(741)
Other property and equipment, net (1)	1,446	1,539
Property and equipment, net	$18,763	$18,106

(1)
$117 million and $109 million related to CDM in 2023 and 2022, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	June 30, 2023	December 31, 2022
8.25% due August 1, 2023	$242	$242
5.25% due September 15, 2024	472	472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	82	103
Debt issuance costs	(32)	(26)
Total debt	$6,413	$6,440
Less amount classified as short-term debt	244	251
Total long-term debt	$6,169	$6,189

Retirement of Senior Notes

On August 1, 2023, Devon repaid the $242 million of 8.25% senior notes at maturity.

Credit Lines

On March 24, 2023, Devon amended and restated its 2018 Senior Credit Facility to provide for a new $3.0 billion revolving 2023 Senior Credit Facility with a financial covenant and other terms similar to the 2018 Senior Credit Facility. The 2023 Senior Credit Facility matures on March 24, 2028, with the option to extend the maturity date by three additional one-year periods, subject to lender consent. As of June 30, 2023, Devon had no outstanding borrowings under the 2023 Senior Credit Facility and had issued $2 million in outstanding letters of credit under this facility. The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of June 30, 2023, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 23.1%.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest based on debt outstanding	$96	$93	$189	$185
Interest income	(15)	(2)	(32)	(3)
Other	(3)	(7)	(7)	(13)
Total net financing costs	$78	$84	$150	$169

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$251	$15	$266	$203	$21	$224
Lease liabilities:
Current lease liabilities (1)	$14	$10	$24	$8	$13	$21
Long-term lease liabilities	295	4	299	249	8	257
Total lease liabilities	$309	$14	$323	$257	$21	$278

(1) Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment for the exploration, development and production of oil and gas. Devon’s financing lease right-of-use assets relate to real estate. In the second quarter of 2023, Devon's financing lease right-of-use assets and the associated liabilities increased primarily from an amendment of lease terms.

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2023	2022
Asset retirement obligations as of beginning of period	$529	$485
Liabilities incurred	14	15
Liabilities settled and divested	(18)	(9)
Revision of estimated obligation	27	(35)
Accretion expense on discounted obligation	14	13
Asset retirement obligations as of end of period	566	469
Less current portion	18	17
Asset retirement obligations, long-term	$548	$452

During the first six months of 2023, Devon increased its asset retirement obligations by approximately $27 million primarily due to inflation-driven increases in current cost estimates. During the first six months of 2022, Devon reduced its asset retirement obligations by $35 million primarily due to extended retirement dates for oil and gas assets, partially offset by inflation-driven increases to current settlement costs.

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

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$3.0 Billion Plan
2021:
Fourth quarter	13,983	$589	$42.15
2022:
First quarter	3,979	230	$57.74
Second quarter	5,052	318	$63.07
Third quarter	1,875	113	$59.99
Fourth quarter	802	57	$71.69
2023:
First quarter	10,090	545	$53.96
Second quarter	3,795	200	$52.70
Total plan	39,576	$2,052	$51.86

Dividends

Devon pays a quarterly dividend which is comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon raised its fixed dividend multiple times over the past two calendar years from $0.16 per share in the first quarter of 2022 to $0.20 per share beginning in the first quarter of 2023. The following table summarizes Devon’s fixed and variable dividends for the first six months of 2023 and 2022, respectively.

	Fixed	Variable	Total	Rate Per Share
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Total year-to-date	$261	$797	$1,058
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Total year-to-date	$214	$1,283	$1,497

In August 2023, Devon announced a cash dividend in the amount of $0.49 per share payable in the third quarter of 2023. The dividend consists of a $0.20 per share fixed quarterly dividend and a $0.29 per share variable quarterly dividend and will total approximately $314 million.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2023 and December 31, 2022, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2023 assets (liabilities):
Cash equivalents	$2	$2	$2	$—	$—
Commodity derivatives	$101	$101	$—	$101	$—
Commodity derivatives	$(35)	$(35)	$—	$(35)	$—
Debt	$(6,413)	$(6,187)	$—	$(6,187)	$—
Contingent earnout payments	$65	$65	$—	$—	$65
December 31, 2022 assets (liabilities):
Cash equivalents	$708	$708	$708	$—	$—
Commodity derivatives	$131	$131	$—	$131	$—
Commodity derivatives	$(3)	$(3)	$—	$(3)	$—
Debt	$(6,440)	$(6,231)	$—	$(6,231)	$—
Contingent earnout payments	$157	$157	$—	$—	$157

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2023 compared to previous periods, and in our financial condition and liquidity since December 31, 2022. For information regarding our critical accounting policies and estimates, see our 2022 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

We are a leading independent oil and natural gas exploration and production company whose operations are focused onshore in the United States. Our operations are currently focused in five core areas: the Delaware Basin, Eagle Ford, Anadarko Basin, Williston Basin and Powder River Basin. Our asset base is underpinned by premium acreage in the economic core of the Delaware Basin and our diverse, top-tier resource plays provide a deep inventory of opportunities for years to come. In the third quarter of 2022, we acquired additional producing properties and leasehold interests in both the Williston Basin and Eagle Ford that were complementary to our existing acreage, offered operational synergies and added additional high-quality inventory to our portfolio.

We remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•
Second quarter oil production totaled 323 MBbls/d, exceeding our plan by 1%.
•
As of June 30, 2023, completed approximately 68% of our authorized $3.0 billion share repurchase program, with approximately 39.6 million of our common shares repurchased for approximately $2.1 billion, or $51.86 per share since inception of the plan.
•
Exited the second quarter with $3.5 billion of liquidity, including $0.5 billion of cash.
•
Generated $1.4 billion of operating cash flow in the second quarter of 2023 and $7.1 billion for the past twelve trailing months.
•
Including variable dividends, paid dividends of approximately $462 million in the second quarter of 2023 and have declared approximately $314 million of dividends to be paid in the third quarter of 2023.
•
Second quarter earnings attributable to Devon were $690 million, or $1.07 per diluted share.
•
Second quarter core earnings (Non-GAAP) were $755 million, or $1.18 per diluted share.

We remain committed to capital discipline and delivering the objectives that underpin our current plan. Those objectives prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q2 2023 vs. Q1 2023

Our second quarter 2023 and first quarter 2023 net earnings were $0.7 billion and $1.0 billion, respectively. The graph below shows the change in net earnings from the first quarter of 2023 to the second quarter of 2023. The material changes are further discussed by category on the following pages.

Production Volumes

	Q2 2023	% of Total	Q1 2023	Change
Oil (MBbls/d)
Delaware Basin	209	65%	211	-1%
Eagle Ford	45	14%	40	11%
Anadarko Basin	15	5%	15	0%
Williston Basin	36	11%	36	2%
Powder River Basin	14	4%	14	-3%
Other	4	1%	4	-2%
Total	323	100%	320	1%

	Q2 2023	% of Total	Q1 2023	Change
Gas (MMcf/d)
Delaware Basin	636	60%	640	-1%
Eagle Ford	86	8%	82	5%
Anadarko Basin	254	24%	237	7%
Williston Basin	59	6%	54	10%
Powder River Basin	18	2%	16	13%
Other	1	0%	1	32%
Total	1,054	100%	1,030	2%

	Q2 2023	% of Total	Q1 2023	Change
NGLs (MBbls/d)
Delaware Basin	105	64%	97	8%
Eagle Ford	16	10%	15	6%
Anadarko Basin	31	19%	26	19%
Williston Basin	9	6%	8	11%
Powder River Basin	2	1%	2	4%
Other	1	0%	1	N/M
Total	164	100%	149	10%

	Q2 2023	% of Total	Q1 2023	Change
Combined (MBoe/d)
Delaware Basin	420	64%	415	1%
Eagle Ford	74	11%	68	9%
Anadarko Basin	89	13%	81	10%
Williston Basin	56	8%	53	5%
Powder River Basin	19	3%	19	0%
Other	4	1%	5	-11%
Total	662	100%	641	3%

From the first quarter of 2023 to the second quarter of 2023, the change in volumes contributed to an $82 million increase to earnings. The increase in volumes was primarily due to modest growth in the Anadarko Basin, Eagle Ford, Delaware Basin and Williston Basin resulting from new well activity.

Realized Prices

	Q2 2023	Realization	Q1 2023	Change
Oil (per Bbl)
WTI index	$73.76		$76.17	-3%
Realized price, unhedged	$71.74	97%	$74.32	-3%
Cash settlements	$—		$(0.10)
Realized price, with hedges	$71.74	97%	$74.22	-3%

	Q2 2023	Realization	Q1 2023	Change
Gas (per Mcf)
Henry Hub index	$2.09		$3.44	-39%
Realized price, unhedged	$1.27	61%	$2.29	-45%
Cash settlements	$0.39		$0.18
Realized price, with hedges	$1.66	79%	$2.47	-33%

	Q2 2023	Realization	Q1 2023	Change
NGLs (per Bbl)
WTI index	$73.76		$76.17	-3%
Realized price, unhedged	$17.79	24%	$24.12	-26%
Cash settlements	$—		$—
Realized price, with hedges	$17.79	24%	$24.12	-26%

	Q2 2023	Q1 2023	Change
Combined (per Boe)
Realized price, unhedged	$41.39	$46.44	-11%
Cash settlements	$0.61	$0.22
Realized price, with hedges	$42.00	$46.66	-10%

From the first quarter of 2023 to the second quarter of 2023, realized prices contributed to a $268 million decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. The decrease in Henry Hub index prices was partially offset by improved hedge cash settlements related to gas commodities.

We currently have approximately 30% of both our remaining anticipated 2023 oil and gas production hedged.

Hedge Settlements

	Q2 2023	Q1 2023	Change
	Q
Oil	$—	$(3)	100%
Natural gas	37	16	131%
Total cash settlements (1)	$37	$13	185%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q2 2023	Q1 2023	Change
LOE	$353	$327	8%
Gathering, processing & transportation	177	166	7%
Production taxes	165	175	-6%
Property taxes	24	25	-4%
Total	$719	$693	4%
Per Boe:
LOE	$5.86	$5.67	3%
Gathering, processing & transportation	$2.94	$2.88	2%
Percent of oil, gas and NGL sales:
Production taxes	6.6%	6.5%	1%

Production expenses increased in the second quarter of 2023 primarily due to higher LOE and gathering, processing and transportation costs resulting from increased activity. These increases were partially offset by a decrease in production taxes which resulted from lower commodity prices.

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

	Q2 2023	$ per BOE	Q1 2023	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,196	$31.28	$1,334	$35.71
Eagle Ford	263	$38.87	257	$41.75
Anadarko Basin	111	$13.72	154	$21.09
Williston Basin	128	$25.54	156	$32.65
Powder River Basin	63	$36.54	70	$41.43
Other	13	N/M	15	N/M
Total	$1,774	$29.45	$1,986	$34.42

DD&A

	Q2 2023	Q1 2023	Change
Oil and gas per Boe	$10.22	$10.25	0%

Oil and gas	$616	$591	4%
Other property and equipment	22	24	-7%
Total	$638	$615	4%

DD&A increased in the second quarter of 2023 primarily due to higher volumes.

G&A

	Q2 2023	Q1 2023	Change
G&A per Boe	$1.52	$1.85	-18%

Labor and benefits	$50	$56	-11%
Non-labor	42	50	-16%
Total	$92	$106	-13%

G&A decreased in the second quarter of 2023 due to seasonal decreases in costs.

Other Items

	Q2 2023	Q1 2023	Change in earnings
Commodity hedge valuation changes (1)	$(113)	$51	$(164)
Marketing and midstream operations	(14)	(25)	11
Exploration expenses	10	3	(7)
Asset dispositions	(41)	—	41
Net financing costs	78	72	(6)
Other, net	10	5	(5)
			$(130)
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

In the second quarter of 2023, we recorded a $64 million gain within asset dispositions related to the difference between the fair market value and book value of assets contributed to the Water JV. For additional information, see Note 1 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q2 2023	Q1 2023
Current expense	$80	$141
Deferred expense	119	80
Total expense	$199	$221
Current tax rate	9%	12%
Deferred tax rate	13%	6%
Effective income tax rate	22%	18%

We continue to analyze the new CAMT and its effects on our tax planning. Our current rate is trending below the 15% stated rate in the CAMT due to projected utilization of tax credits and favorable AFSI adjustments, including depreciation and other items. For further discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

June 30, 2023 YTD vs. June 30, 2022 YTD

Our six months ended June 30, 2023 net earnings were $1.7 billion, compared to net earnings of $2.9 billion for the first six months ended June 30, 2022. The graph below shows the change in net earnings from the six months ended June 30, 2022 to the six months ended June 30, 2023. The material changes are further discussed by category on the following pages.

Production Volumes

	Six Months Ended June 30,
	2023	% of Total	2022	Change
Oil (MBbls/d)
Delaware Basin	210	66%	216	-3%
Eagle Ford	43	13%	18	140%
Anadarko Basin	15	5%	14	9%
Williston Basin	36	11%	29	23%
Powder River Basin	14	4%	13	7%
Other	4	1%	4	-9%
Total	322	100%	294	9%

	Six Months Ended June 30,
	2023	% of Total	2022	Change
Gas (MMcf/d)
Delaware Basin	638	61%	589	8%
Eagle Ford	84	8%	61	37%
Anadarko Basin	245	24%	211	16%
Williston Basin	57	5%	53	7%
Powder River Basin	17	2%	19	-7%
Other	1	0%	1	32%
Total	1,042	100%	934	12%

	Six Months Ended June 30,
	2023	% of Total	2022	Change
NGLs (MBbls/d)
Delaware Basin	101	65%	101	0%
Eagle Ford	15	10%	9	66%
Anadarko Basin	29	18%	25	14%
Williston Basin	9	6%	9	2%
Powder River Basin	2	1%	2	-3%
Other	—	0%	—	N/M
Total	156	100%	146	7%

	Six Months Ended June 30,
	2023	% of Total	2022	Change
Combined (MBoe/d)
Delaware Basin	418	64%	415	1%
Eagle Ford	71	11%	37	93%
Anadarko Basin	85	13%	74	14%
Williston Basin	54	8%	47	16%
Powder River Basin	19	3%	18	3%
Other	5	1%	4	5%
Total	652	100%	595	9%

From the six months ended 2022 to the six months ended 2023, the change in volumes contributed to a $682 million increase in earnings. Volumes increased primarily due to acquisitions in the Eagle Ford and Williston Basin which both closed in the third quarter of 2022. Volumes also increased due to new well activity in the Anadarko Basin.

Realized Prices

	Six Months Ended June 30,
	2023	Realization	2022	Change
Oil (per Bbl)
WTI index	$74.96		$101.57	-26%
Realized price, unhedged	$73.02	97%	$101.14	-28%
Cash settlements	$(0.06)		$(12.25)
Realized price, with hedges	$72.96	97%	$88.89	-18%

	Six Months Ended June 30,
	2023	Realization	2022	Change
Gas (per Mcf)
Henry Hub index	$2.77		$6.06	-54%
Realized price, unhedged	$1.77	64%	$5.11	-65%
Cash settlements	$0.29		$(0.97)
Realized price, with hedges	$2.06	74%	$4.14	-50%

	Six Months Ended June 30,
	2023	Realization	2022	Change
NGLs (per Bbl)
WTI index	$74.96		$101.57	-26%
Realized price, unhedged	$20.79	28%	$39.11	-47%
Cash settlements	$—		$—
Realized price, with hedges	$20.79	28%	$39.11	-47%

	Six Months Ended June 30,
	2023	2022	Change
Combined (per Boe)
Realized price, unhedged	$43.86	$67.50	-35%
Cash settlements	$0.42	$(7.57)
Realized price, with hedges	$44.28	$59.93	-26%

From the six months ended 2022 to the six months ended 2023, realized prices contributed to a $2.8 billion decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. The decrease in index prices was partially offset by improved hedge cash settlements related to oil and gas commodities.

Hedge Settlements

	Six Months Ended June 30,
	2023	2022	Change
Oil	$(3)	$(651)	100%
Natural gas	53	(165)	132%
Total cash settlements (1)	$50	$(816)	106%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Six Months Ended June 30,
	2023	2022	Change
LOE	$680	$479	42%
Gathering, processing & transportation	343	338	1%
Production taxes	340	492	-31%
Property taxes	49	38	29%
Total	$1,412	$1,347	5%
Per Boe:
LOE	$5.77	$4.45	30%
Gathering, processing & transportation	$2.91	$3.13	-7%
Percent of oil, gas and NGL sales:
Production taxes	6.6%	6.8%	-3%

LOE expenses and LOE per Boe increased for the six months ended 2023 primarily due to acquisitions in the Eagle Ford and Williston Basin as well as cost inflation. Production taxes decreased due to lower commodity prices.

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

	Six Months Ended June 30,
	2023	$ per BOE	2022	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$2,530	$33.47	$4,388	$58.45
Eagle Ford	520	$40.24	364	$54.49
Anadarko Basin	265	$17.22	481	$35.73
Williston Basin	284	$29.00	431	$51.01
Powder River Basin	133	$38.97	205	$61.67
Other	28	N/M	59	N/M
Total	$3,760	$31.88	$5,928	$55.00

DD&A

	Six Months Ended June 30,
	2023	2022	Change
Oil and gas per Boe	$10.24	$8.99	14%

Oil and gas	$1,207	$969	25%
Other property and equipment	46	48	-5%
Total	$1,253	$1,017	23%

DD&A and our oil and gas per Boe rate both increased for the six months ended 2023 primarily due to acquisitions in the Eagle Ford and Williston Basin which both closed in the third quarter of 2022.

G&A

	Six Months Ended June 30,
	2023	2022	Change
G&A per Boe	$1.68	$1.66	2%

Labor and benefits	$106	$102	4%
Non-labor	92	76	21%
Total	$198	$178	11%

G&A increased for the six months ended 2023 primarily due to an increase in non-labor costs.

Other Items

	Six Months Ended June 30,
	2023	2022	Change in earnings
Commodity hedge valuation changes (1)	$(62)	$(37)	$(25)
Marketing and midstream operations	(39)	(8)	(31)
Exploration expenses	13	12	(1)
Asset dispositions	(41)	(15)	26
Net financing costs	150	169	19
Other, net	15	(51)	(66)
			$(78)
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

In the second quarter of 2023, we recorded a $64 million gain within asset dispositions related to the difference between the fair market value and book value of assets contributed to the Water JV. For additional information, see Note 1 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Net financing costs decreased for the six months ended 2023 due to an increase in interest income resulting from higher interest rates. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Six Months Ended June 30,
	2023	2022
Current expense	$221	$355
Deferred expense	199	469
Total expense	$420	$824
Current tax rate	11%	9%
Deferred tax rate	9%	13%
Effective income tax rate	20%	22%

We continue to analyze the new CAMT and its effects on our tax planning. Our current rate is trending below the 15% stated rate in the CAMT due to projected utilization of tax credits and favorable AFSI adjustments, including depreciation and other items. For further discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash flow	$1,405	$2,678	$3,082	$4,515
Capital expenditures	(1,079)	(573)	(2,091)	(1,110)
Acquisitions of property and equipment	(18)	(100)	(31)	(101)
Divestitures of property and equipment	1	9	22	35
Investment activity, net	(6)	(6)	(35)	(20)
Repurchases of common stock	(228)	(324)	(745)	(535)
Common stock dividends	(462)	(830)	(1,058)	(1,497)
Noncontrolling interest activity, net	(5)	(5)	(16)	(13)
Other	(7)	(17)	(94)	(88)
Net change in cash, cash equivalents and restricted cash	$(399)	$832	$(966)	$1,186
Cash, cash equivalents and restricted cash at end of period	$488	$3,457	$488	$3,457

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all of our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for dividends and share repurchases.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Delaware Basin	$644	$412	$1,228	$807
Eagle Ford	198	33	390	59
Anadarko Basin	79	32	141	42
Williston Basin	83	16	182	39
Powder River Basin	41	28	79	61
Other	1	3	2	6
Total oil and gas	1,046	524	2,022	1,014
Midstream	18	28	34	57
Other	15	21	35	39
Total capital expenditures	$1,079	$573	$2,091	$1,110

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first six months of 2023 represented approximately 68% of our operating cash flow. Capital expenditures increased due to capital spend on assets acquired in 2022 and general inflation trends.

Divestitures of Property and Equipment

During the first six months of 2023 and 2022, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first six months of both 2023 and 2022, Devon received distributions from our investments of $17 million and $23 million, respectively. Devon contributed $52 million and $43 million to our investments during the first six months of 2023 and 2022, respectively.

Shareholder Distributions and Stock Activity

We repurchased approximately 13.9 million shares of common stock for $745 million and 9.0 million shares of common stock for $548 million under the share repurchase program authorized by our Board of Directors in the first half of 2023 and 2022, respectively. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the second quarter and total for the first six months of 2023 and 2022. Devon has raised its fixed dividend multiple times over the past two calendar years to $0.20 per share beginning in the first quarter of 2023. In addition to the fixed quarterly dividend, we paid a variable dividend in the first and second quarters of 2023 and 2022.

	Fixed	Variable	Total	Rate Per Share
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Total year-to-date	$261	$797	$1,058
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Total year-to-date	$214	$1,283	$1,497

Noncontrolling Interest Activity, net

During the first six months of 2023 and 2022, we distributed $24 million and $13 million, respectively, to our noncontrolling interests in CDM. During the first six months of 2023, we received contributions from our noncontrolling interests of $8 million.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the second quarter of 2023, we held approximately $0.5 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of June 30, 2023 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2023. The currently elevated level of cost inflation has eroded, and could continue to erode, the cost efficiencies gained over previous years and further pressure our margins for the remainder of 2023. Despite this, we expect to continue generating material amounts of free cash flow at current commodity price levels due to our strategy of spending within cash flow.

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

Credit Losses – Our operating cash flow is also exposed to credit risk in a variety of ways. This includes the credit risk related to customers who purchase our oil, gas and NGL production, the collection of receivables from our joint interest owners for their proportionate share of expenditures made on projects we operate and counterparties to our derivative financial contracts. We utilize a variety of mechanisms to limit our exposure to the credit risks of our customers, joint interest owners and counterparties. Such mechanisms include, under certain conditions, requiring letters of credit, prepayments or cash collateral postings.

Credit Availability

As of June 30, 2023, we had approximately $3.0 billion of available borrowing capacity under our 2023 Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2023, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

Repayment of Debt

On August 1, 2023, we repaid the $242 million of the 8.25% senior notes at maturity.

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

In August 2023, Devon announced a cash dividend in the amount of $0.49 per share payable in the third quarter of 2023. The dividend consists of a $0.20 per share fixed quarterly dividend and a $0.29 per share variable quarterly dividend and will total approximately $314 million.

Share Repurchases

In May 2023, our Board of Directors increased our share repurchase program by $1.0 billion to a total authorized amount of $3.0 billion and extended the expiration date to December 31, 2024. Through July 2023, we had executed $2.1 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2023 is expected to range from approximately $1.6 billion to $1.8 billion.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during the first six months of 2023 for Devon, but the Merger did cause an ownership change for WPX and increased the likelihood Devon could experience an ownership change over the next year.

On August 16, 2022, the IRA was signed into law and included various income tax related provisions with an effective date beginning in 2023. Among the enacted provisions are a 15% CAMT and several new and expanded clean energy credits and incentives. Devon believes it is subject to the CAMT as Devon has an average annual AFSI that exceeds $1 billion for the three-year period ended December 31, 2022. Devon continues to assess the potential impact of the CAMT, and material incremental cash tax could be incurred depending on actual operating results as well as future U.S. Treasury guidance.

For additional information regarding our critical accounting policies and estimates, see our 2022 Annual Report on Form 10-K.

Non-GAAP Measures

We utilize “core earnings attributable to Devon” and “core earnings per share attributable to Devon” that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, noncash asset impairments (including unproved asset impairments), deferred tax asset valuation allowance and fair value changes in derivative financial instruments.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended June 30,				Six Months Ended June 30,
	Before Tax	After Tax	After NCI	Per Diluted Share	Before Tax	After Tax	After NCI	Per Diluted Share
2023
Earnings attributable to Devon (GAAP)	$897	$698	$690	$1.07	$2,121	$1,701	$1,685	$2.60
Adjustments:
Asset dispositions	(41)	(31)	(31)	(0.05)	(41)	(31)	(31)	(0.05)
Asset and exploration impairments	3	2	2	0.01	3	2	2	0.01
Deferred tax asset valuation allowance	—	10	10	0.02	—	7	7	0.01
Fair value changes in financial instruments	112	84	84	0.13	59	44	44	0.07
Core earnings attributable to Devon (Non-GAAP)	$971	$763	$755	$1.18	$2,142	$1,723	$1,707	$2.64
2022
Earnings attributable to Devon (GAAP)	$2,495	$1,938	$1,932	$2.93	$3,757	$2,933	$2,921	$4.40
Adjustments:
Asset dispositions	(14)	(11)	(11)	(0.02)	(15)	(11)	(11)	(0.02)
Asset and exploration impairments	8	6	6	0.01	8	6	6	0.01
Deferred tax asset valuation allowance	—	10	10	0.02	—	16	16	0.02
Fair value changes in financial instruments	(299)	(230)	(230)	(0.35)	39	30	30	0.05
Core earnings attributable to Devon (Non-GAAP)	$2,190	$1,713	$1,707	$2.59	$3,789	$2,974	$2,962	$4.46

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings (GAAP)	$698	$1,938	$1,701	$2,933
Financing costs, net	78	84	150	169
Income tax expense	199	557	420	824
Exploration expenses	10	10	13	12
Depreciation, depletion and amortization	638	528	1,253	1,017
Asset dispositions	(41)	(14)	(41)	(15)
Share-based compensation	25	22	48	42
Derivative and financial instrument non-cash valuation changes	113	(302)	62	37
Accretion on discounted liabilities and other	10	10	15	(51)
EBITDAX (Non-GAAP)	1,730	2,833	3,621	4,968
Marketing and midstream revenues and expenses, net	14	4	39	8
Commodity derivative cash settlements	(37)	472	(50)	816
General and administrative expenses, cash-based	67	62	150	136
Field-level cash margin (Non-GAAP)	$1,774	$3,371	$3,760	$5,928

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2023, we have commodity derivatives that pertain to a portion of our estimated production for the last six months of 2023, as well as for 2024 and 2025. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2023, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $125 million.

Interest Rate Risk

As of June 30, 2023, we had total debt of $6.4 billion. All of our debt is based on fixed interest rates averaging 5.8%.

Foreign Currency Risk

We had no material foreign currency risk at June 30, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2023 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted below and in Part I, Item 3. Legal Proceedings of our 2022 Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

On June 1, 2023, we received a notice of violation from the EPA relating to alleged air permit violations by Devon Energy Production Company, L.P., a wholly-owned subsidiary of the Company, during 2020 and 2022 in New Mexico. The Company has been engaging with the EPA to resolve this matter. Although this matter is ongoing and management cannot predict its ultimate outcome, the resolution of this matter may result in a fine or penalty in excess of $300,000.

Please see our 2022 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2023 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	2,905	$53.73	2,762	$—
May 1 - May 31	2	$50.33	—	$1,000
June 1 - June 30	1,040	$49.88	1,033	$948
Total	3,947	$52.72	3,795

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately 153 thousand shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program with an expiration date of December 31, 2022. In 2022, we announced expansions of this program ultimately to $2.0 billion and extended the expiration date to May 4, 2023. In May 2023, we announced a further expansion to $3.0 billion and extended the expiration date to December 31, 2024. In the second quarter of 2023, we repurchased 3.8 million common shares for $200 million, or $52.70 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

3.1	Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed June 12, 2023; File No. 001-32318).

3.2	Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed June 12, 2023; File No. 001-32318).

10.1*

2023 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and certain non-management directors for restricted stock awarded.

10.2*

2023 Form of Notice of Grant of Restricted Stock Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and certain non-management directors for deferred restricted stock units awarded.

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

DEVON ENERGY CORPORATION

Date: August 2, 2023	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer