Form 10-Q
period 2023-09-30
DEVON ENERGY CORP/DE
filed 2023-11-08
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

On October 25, 2023, 640.7 million shares of common stock were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
Oil, gas and NGL sales	$2,882	$3,668	$8,054	$10,943
Oil, gas and NGL derivatives	(194)	248	(206)	(605)
Marketing and midstream revenues	1,148	1,516	3,265	4,532
Total revenues	3,836	5,432	11,113	14,870
Production expenses	757	735	2,169	2,082
Exploration expenses	3	4	16	16
Marketing and midstream expenses	1,160	1,525	3,316	4,549
Depreciation, depletion and amortization	651	581	1,904	1,598
Asset dispositions	—	—	(41)	(15)
General and administrative expenses	99	95	297	273
Financing costs, net	81	67	231	236
Other, net	13	(40)	28	(91)
Total expenses	2,764	2,967	7,920	8,648
Earnings before income taxes	1,072	2,465	3,193	6,222
Income tax expense	152	565	572	1,389
Net earnings	920	1,900	2,621	4,833
Net earnings attributable to noncontrolling interests	10	7	26	19
Net earnings attributable to Devon	$910	$1,893	$2,595	$4,814
Net earnings per share:
Basic net earnings per share	$1.43	$2.89	$4.05	$7.30
Diluted net earnings per share	$1.42	$2.88	$4.03	$7.28
Comprehensive earnings:
Net earnings	$920	$1,900	$2,621	$4,833
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	3	3
Other comprehensive earnings, net of tax	1	1	3	3
Comprehensive earnings:	921	1,901	2,624	4,836
Comprehensive earnings attributable to noncontrolling interests	10	7	26	19
Comprehensive earnings attributable to Devon	$911	$1,894	$2,598	$4,817

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$761	$1,454
Accounts receivable	1,853	1,767
Inventory	233	201
Other current assets	365	469
Total current assets	3,212	3,891
Oil and gas property and equipment, based on successful efforts accounting, net	17,563	16,567
Other property and equipment, net ($124 million and $109 million related to CDM in 2023 and 2022, respectively)	1,468	1,539
Total property and equipment, net	19,031	18,106
Goodwill	753	753
Right-of-use assets	261	224
Investments	671	440
Other long-term assets	313	307
Total assets	$24,241	$23,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$812	$859
Revenues and royalties payable	1,434	1,506
Short-term debt	487	251
Other current liabilities	597	489
Total current liabilities	3,330	3,105
Long-term debt	5,675	6,189
Lease liabilities	290	257
Asset retirement obligations	641	511
Other long-term liabilities	850	900
Deferred income taxes	1,676	1,463
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 641 million and 653 million shares in 2023 and 2022, respectively	64	65
Additional paid-in capital	6,153	6,921
Retained earnings	5,535	4,297
Accumulated other comprehensive loss	(113)	(116)
Total stockholders’ equity attributable to Devon	11,639	11,167
Noncontrolling interests	140	129
Total equity	11,779	11,296
Total liabilities and equity	$24,241	$23,721

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net earnings	$920	$1,900	$2,621	$4,833
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	651	581	1,904	1,598
Leasehold impairments	1	2	4	10
Amortization of liabilities	(2)	(8)	(17)	(23)
Total (gains) losses on commodity derivatives	194	(248)	206	605
Cash settlements on commodity derivatives	(11)	(363)	39	(1,179)
Gains on asset dispositions	—	—	(41)	(15)
Deferred income tax expense	13	445	212	914
Share-based compensation	22	22	70	65
Other	(2)	8	(2)	(9)
Changes in assets and liabilities, net	(61)	(235)	(189)	(180)
Net cash from operating activities	1,725	2,104	4,807	6,619
Cash flows from investing activities:
Capital expenditures	(882)	(628)	(2,973)	(1,738)
Acquisitions of property and equipment	(23)	(2,465)	(54)	(2,566)
Divestitures of property and equipment	1	4	23	39
Distributions from investments	7	7	24	30
Contributions to investments and other	—	(16)	(52)	(59)
Net cash from investing activities	(897)	(3,098)	(3,032)	(4,294)
Cash flows from financing activities:
Repayments of long-term debt	(242)	—	(242)	—
Repurchases of common stock	—	(126)	(745)	(661)
Dividends paid on common stock	(312)	(1,007)	(1,370)	(2,504)
Contributions from noncontrolling interests	10	—	18	—
Distributions to noncontrolling interests	(9)	(9)	(33)	(22)
Shares exchanged for tax withholdings and other	—	(1)	(96)	(86)
Net cash from financing activities	(553)	(1,143)	(2,468)	(3,273)
Effect of exchange rate changes on cash	(2)	(10)	—	(13)
Net change in cash, cash equivalents and restricted cash	273	(2,147)	(693)	(961)
Cash, cash equivalents and restricted cash at beginning of period	488	3,457	1,454	2,271
Cash, cash equivalents and restricted cash at end of period	$761	$1,310	$761	$1,310

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$654	$1,166	$654	$1,166
Restricted cash	107	144	107	144
Total cash, cash equivalents and restricted cash	$761	$1,310	$761	$1,310

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended September 30, 2023
Balance as of June 30, 2023	641	$64	$6,131	$4,940	$(114)	$—	$129	$11,150
Net earnings	—	—	—	910	—	—	10	920
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock dividends	—	—	—	(315)	—	—	—	(315)
Share-based compensation	—	—	22	—	—	—	—	22
Contributions from noncontrolling interests	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance as of September 30, 2023	641	$64	$6,153	$5,535	$(113)	$—	$140	$11,779
Three Months Ended September 30, 2022
Balance as of June 30, 2022	656	$66	$7,060	$3,107	$(130)	$(13)	$136	$10,226
Net earnings	—	—	—	1,893	—	—	7	1,900
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	—	—	1	—	—	—	—	1
Common stock repurchased	—	—	—	—	—	(115)	—	(115)
Common stock retired	(2)	(1)	(127)	—	—	128	—	—
Common stock dividends	—	—	—	(1,019)	—	—	—	(1,019)
Share-based compensation	—	—	22	—	—	—	—	22
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance as of September 30, 2022	654	$65	$6,956	$3,981	$(129)	$—	$134	$11,007
Nine Months Ended September 30, 2023
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	2,595	—	—	26	2,621
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(6)	—	—	(833)	—	(839)
Common stock retired	(15)	(1)	(832)	—	—	833	—	—
Common stock dividends	—	—	—	(1,357)	—	—	—	(1,357)
Share-based compensation	1	—	70	—	—	—	—	70
Contributions from noncontrolling interests	—	—	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	—	(33)	(33)
Balance as of September 30, 2023	641	$64	$6,153	$5,535	$(113)	$—	$140	$11,779
Nine Months Ended September 30, 2022
Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	4,814	—	—	19	4,833
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	1	2	—	—	—	—	3
Common stock repurchased	—	—	—	—	—	(749)	—	(749)
Common stock retired	(12)	(2)	(747)	—	—	749	—	—
Common stock dividends	—	—	—	(2,525)	—	—	—	(2,525)
Share-based compensation	1	—	65	—	—	—	—	65
Distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Balance as of September 30, 2022	654	$65	$6,956	$3,981	$(129)	$—	$134	$11,007

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2022 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2023 and 2022 and Devon’s financial position as of September 30, 2023.

Restricted Cash

As of September 30, 2023, approximately $107 million of cash on the consolidated balance sheets is presented as restricted cash for obligations primarily related to an abandoned Canadian firm transportation agreement.

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

Investments

The following table presents Devon's investments.

		Carrying Amount
Investments	% Interest	September 30, 2023	December 31, 2022
Catalyst	50%	$317	$339
Water JV	30%	214	—
Matterhorn	12.5%	90	54
Other	Various	50	47
Total		$671	$440

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

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Oil	$2,377	$2,515	$6,626	$7,891
Gas	189	666	524	1,530
NGL	316	487	904	1,522
Oil, gas and NGL sales	2,882	3,668	8,054	10,943

Oil	795	787	2,260	2,515
Gas	153	387	428	918
NGL	200	342	577	1,099
Marketing and midstream revenues	1,148	1,516	3,265	4,532
Total revenues from contracts with customers	$4,030	$5,184	$11,319	$15,475

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

Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $65 million in contingent earnout payments related to this transaction in the first quarter of 2023 and 2022 and could receive up to an additional $130 million in contingent earnout payments for the remaining performance periods depending on future commodity prices. The valuation of the future contingent earnout payments included within other current assets and other long-term assets in the September 30, 2023 consolidated balance sheet was approximately $20 million and $45 million, respectively. These values were derived utilizing a Monte Carlo valuation model and qualify as a level 3 fair value measurement.

Devon also received $4 million in contingent earnout payments in the first quarter of 2023 and 2022 related to the sale of non-core assets in the Rockies.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of September 30, 2023, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not currently required to post collateral to its counterparties with respect to its open derivative positions, and we would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

Commodity Derivatives

As of September 30, 2023, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2023	23,000	$73.38	81,000	$69.63	$94.29
Q1-Q4 2024	27,486	$77.74	59,486	$65.61	$84.85

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2023	Midland Sweet	66,500	$1.11
Q1-Q4 2024	Midland Sweet	62,500	$1.17
Q1-Q4 2024	NYMEX Roll	24,000	$0.81
Q1-Q4 2025	Midland Sweet	53,000	$0.97

As of September 30, 2023, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2023	161,000	$3.36	147,000	$3.67	$7.62
Q1-Q4 2024	147,426	$3.37	40,527	$3.78	$7.05
Q1-Q4 2025	13,068	$3.49	—	$—	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2023	El Paso Natural Gas	145,000	$(1.58)
Q4 2023	Houston Ship Channel	140,000	$(0.19)
Q4 2023	WAHA	70,000	$(0.51)
Q1-Q4 2024	El Paso Natural Gas	34,863	$(0.91)
Q1-Q4 2024	Houston Ship Channel	110,000	$(0.24)
Q1-Q4 2024	WAHA	44,973	$(0.58)

As of September 30, 2023, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q1-Q4 2024	Natural Gasoline	3,000	$69.11
Q1-Q4 2024	Normal Butane	3,350	$37.58
Q1-Q4 2024	Propane	3,000	$32.20

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The tables below present a summary of these positions as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$47	$(13)	$34	$138	$(19)	$119	Other current assets
Long-term derivative asset	10	(6)	4	12	—	12	Other long-term assets
Short-term derivative liability	(152)	13	(139)	(22)	19	(3)	Other current liabilities
Long-term derivative liability	(22)	6	(16)	—	—	—	Other long-term liabilities
Total derivative asset (liability)	$(117)	$—	$(117)	$128	$—	$128

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Nine Months Ended September 30,
	2023	2022
G&A	$70	$64
Exploration expenses	—	1
Total	$70	$65
Related income tax benefit	$31	$31

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/22	5,788	$29.11	1,841		$31.33
Granted	1,295	$62.27	743		$51.38
Vested	(2,914)	$25.19	(1,037)		$27.89
Forfeited	(117)	$43.55	—		$—
Unvested at 9/30/23	4,052	$42.10	1,547	(1)	$43.25

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2023.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$107	$24
Weighted average period for recognition (years)	2.6	1.8

5. Restructuring

The following table summarizes Devon’s restructuring liabilities. The remaining liabilities primarily relate to an abandoned Canadian firm transportation agreement.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2022	$34	$81	$115
Changes related to prior years' restructurings	(20)	(7)	(27)
Balance as of September 30, 2023	$14	$74	$88

Balance as of December 31, 2021	$38	$111	$149
Changes related to prior years' restructurings	(11)	(18)	(29)
Balance as of September 30, 2022	$27	$93	$120

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Other, Net

The following table summarizes Devon's other expenses (income) presented in the accompanying consolidated comprehensive statements of earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Estimated future obligation under a performance guarantee	$—	$(44)	$—	$(140)
Ukraine charitable pledge	—	—	—	20
Asset retirement obligation accretion	7	5	21	18
Other	6	(1)	7	11
Total	$13	$(40)	$28	$(91)

Devon has guaranteed performance through 2026 for a minimum volume commitment associated with assets divested in 2018. Due to improved commodity prices, market conditions, and performance by the purchaser of the assets, the purchaser was able to fully satisfy the performance obligation due in the first quarter of 2023 and 2022, as well as reimburse Devon for shortfall payments previously made on the purchasers’ behalf in 2021 and 2020. Additionally, at March 31, 2022, Devon reduced the estimated future exposure of the performance guarantee. The effect of these cash collections and liability revisions resulted in a $140 million benefit in the first nine months of 2022.

The first nine months of 2022 includes a $20 million pledge for humanitarian relief for the Ukrainian people and surrounding countries supporting refugees.

7. Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings before income taxes	$1,072	$2,465	$3,193	$6,222

Current income tax expense	$139	$120	$360	$475
Deferred income tax expense	13	445	212	914
Total income tax expense	$152	$565	$572	$1,389

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	1%	2%	1%	1%
Income tax credits	(8%)	0%	(4%)	0%
Effective income tax rate	14%	23%	18%	22%

On August 16, 2022, the IRA was signed into law and included various income tax related provisions with effective dates generally beginning in 2023. Among the enacted provisions are a 15% CAMT on AFSI and several new and expanded clean energy credits and incentives. Devon believes it is subject to the CAMT as Devon has an average annual AFSI that exceeds $1 billion for the three-year period ended December 31, 2022. Devon continues to assess the potential incremental cash tax that could be incurred, depending on actual operating results, as well as ongoing U.S. Treasury guidance.

In the third quarter and the nine months ended 2023, Devon recognized income tax credits associated with its qualified research activities. This includes actual credits generated in the 2018-2022 tax years as well as estimated credits for the 2023 tax year.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings available to common shareholders - basic and diluted	$910	$1,876	$2,595	$4,764
Common shares:
Average common shares outstanding - basic	637	649	640	652
Dilutive effect of potential common shares issuable	2	2	3	2
Average common shares outstanding - diluted	639	651	643	654
Net earnings per share available to common shareholders:
Basic	$1.43	$2.89	$4.05	$7.30
Diluted	$1.42	$2.88	$4.03	$7.28

9. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(114)	$(130)	$(116)	$(132)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1	4	4
Income tax expense	—	—	(1)	(1)
Accumulated other comprehensive loss, net of tax	$(113)	$(129)	$(113)	$(129)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.
10.
Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Changes in assets and liabilities, net:
Accounts receivable	$(334)	$364	$(86)	$(439)
Other current assets	27	(84)	31	(105)
Other long-term assets	(31)	9	(13)	84
Accounts payable and revenues and royalties payable	194	(313)	(36)	474
Other current liabilities	88	(208)	(53)	(107)
Other long-term liabilities	(5)	(3)	(32)	(87)
Total	$(61)	$(235)	$(189)	$(180)
Supplementary cash flow data:
Interest paid	$77	$100	$266	$285
Income taxes paid	$50	$253	$309	$363

Devon's non-cash investing activities for the nine months ended September 30, 2023, included approximately $150 million of contributions of other property and equipment for the formation of the Water JV.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.
Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2023	December 31, 2022
Oil, gas and NGL sales	$1,151	$1,153
Joint interest billings	234	162
Marketing and midstream revenues	447	428
Other	28	33
Gross accounts receivable	1,860	1,776
Allowance for doubtful accounts	(7)	(9)
Net accounts receivable	$1,853	$1,767

12. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2023	December 31, 2022
Property and equipment:
Proved	$45,518	$42,734
Unproved and properties under development	1,594	1,548
Total oil and gas	47,112	44,282
Less accumulated DD&A	(29,549)	(27,715)
Oil and gas property and equipment, net	17,563	16,567
Other property and equipment	2,244	2,280
Less accumulated DD&A	(776)	(741)
Other property and equipment, net (1)	1,468	1,539
Property and equipment, net	$19,031	$18,106

(1)
$124 million and $109 million related to CDM in 2023 and 2022, respectively.
13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	September 30, 2023	December 31, 2022
8.25% due August 1, 2023	$—	$242
5.25% due September 15, 2024	472	472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	72	103
Debt issuance costs	(31)	(26)
Total debt	$6,162	$6,440
Less amount classified as short-term debt	487	251
Total long-term debt	$5,675	$6,189

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Retirement of Senior Notes

On August 1, 2023, Devon repaid the $242 million of 8.25% senior notes at maturity.

Credit Lines

On March 24, 2023, Devon amended and restated its 2018 Senior Credit Facility to provide for a new $3.0 billion revolving 2023 Senior Credit Facility with a financial covenant and other terms similar to the 2018 Senior Credit Facility. The 2023 Senior Credit Facility matures on March 24, 2028, with the option to extend the maturity date by three additional one-year periods, subject to lender consent. As of September 30, 2023, Devon had no outstanding borrowings under the 2023 Senior Credit Facility and had issued $3 million in outstanding letters of credit under this facility. The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of September 30, 2023, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 21.9%.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest based on debt outstanding	$93	$92	$282	$277
Interest income	(11)	(19)	(43)	(22)
Other	(1)	(6)	(8)	(19)
Total net financing costs	$81	$67	$231	$236

14. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$249	$12	$261	$203	$21	$224
Lease liabilities:
Current lease liabilities (1)	$21	$9	$30	$8	$13	$21
Long-term lease liabilities	287	3	290	249	8	257
Total lease liabilities	$308	$12	$320	$257	$21	$278

(1) Current lease liabilities are included in other current liabilities on the consolidated balance sheets.

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment for the exploration, development and production of oil and gas. Devon’s financing lease right-of-use assets relate to real estate. During 2023, Devon's financing lease right-of-use assets and the associated liabilities increased primarily from an amendment of lease terms.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2023	2022
Asset retirement obligations as of beginning of period	$529	$485
Liabilities incurred	104	62
Liabilities settled and divested	(24)	(13)
Revision of estimated obligation	27	(35)
Accretion expense on discounted obligation	21	18
Asset retirement obligations as of end of period	657	517
Less current portion	16	19
Asset retirement obligations, long-term	$641	$498

Devon's asset retirement obligations recorded during the first nine months of 2023 include a potential obligation to decommission two California offshore oil and gas production platforms and related facilities pursuant to an order of the Department of the Interior, Bureau of Safety and Environmental Enforcement. For additional information, see Note 17.

Devon also increased its asset retirement obligations during the first nine months of 2023 by approximately $27 million primarily due to inflation-driven increases in current cost estimates. During the first nine months of 2022, Devon increased its asset retirement obligations by approximately $38 million due to asset acquisitions in the Eagle Ford and Williston Basin. During this same time period Devon reduced its asset retirement obligations by $35 million primarily due to extended retirement dates for oil and gas assets, partially offset by inflation-driven increases to current settlement costs.

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

Dividends

Devon pays a quarterly dividend which is comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon raised its fixed dividend multiple times over the past two calendar

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

years from $0.16 per share in the first quarter of 2022 to $0.20 per share beginning in the first quarter of 2023. The following table summarizes Devon’s fixed and variable dividends for the first nine months of 2023 and 2022, respectively.

	Fixed	Variable	Total	Rate Per Share
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Third quarter	127	185	312	$0.49
Total year-to-date	$388	$982	$1,370
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Total year-to-date	$331	$2,173	$2,504

In November 2023, Devon announced a cash dividend in the amount of $0.77 per share payable in the fourth quarter of 2023. The dividend consists of a $0.20 per share fixed quarterly dividend and a $0.57 per share variable quarterly dividend and will total approximately $492 million.

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

In November 2020, the Department of the Interior, Bureau of Safety and Environmental Enforcement ordered several oil and gas operators, including Devon, to perform decommissioning and reclamation activities on two California offshore oil and gas production platforms and related facilities. The current operator and owner of the platforms contends that it does not have the financial ability to perform these obligations and relinquished the related federal lease in October 2020. In response to the apparent insolvency of the current operator, the government has ordered the former operators and alleged former lease record title owners to decommission the platforms and related facilities. The government contends that an alleged corporate predecessor of Devon owned a partial interest in the subject lease and platforms. Devon denies any obligation to decommission the subject platforms and has appealed the order. In the third quarter of 2023, Devon settled certain defense and indemnity claims against a third party related to these potential decommissioning obligations. Pursuant to that settlement agreement, Devon is entitled to receive a settlement payment in the fourth quarter of 2023 that Devon believes will offset any potential decommissioning liability it may incur related to the subject platforms. Although Devon continues to pursue its appeal of the government's order and deny any obligation to decommission the subject platforms, in conjunction with the third-party settlement, Devon recorded an increase to its asset retirement obligations and a corresponding increase to accounts receivable in other current assets as of September 30, 2023.

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2023 and December 31, 2022, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2023 assets (liabilities):
Cash equivalents	$101	$101	$101	$—	$—
Commodity derivatives	$38	$38	$—	$38	$—
Commodity derivatives	$(155)	$(155)	$—	$(155)	$—
Debt	$(6,162)	$(5,706)	$—	$(5,706)	$—
Contingent earnout payments	$65	$65	$—	$—	$65
December 31, 2022 assets (liabilities):
Cash equivalents	$708	$708	$708	$—	$—
Commodity derivatives	$131	$131	$—	$131	$—
Commodity derivatives	$(3)	$(3)	$—	$(3)	$—
Debt	$(6,440)	$(6,231)	$—	$(6,231)	$—
Contingent earnout payments	$157	$157	$—	$—	$157

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2023 compared to previous periods and in our financial condition and liquidity since December 31, 2022. For information regarding our critical accounting policies and estimates, see our 2022 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items:

•
Third quarter oil production totaled 321 MBbls/d, which is a 9% increase year over year.
•
As of September 30, 2023, completed approximately 68% of our authorized $3.0 billion share repurchase program, with approximately 39.6 million of our common shares repurchased for approximately $2.1 billion, or $51.86 per share since inception of the plan.
•
Retired $242 million of senior notes in the third quarter.
•
Exited the third quarter with $3.8 billion of liquidity, including $0.8 billion of cash.
•
Generated $1.7 billion of operating cash flow in the third quarter of 2023 and $6.7 billion for the past twelve trailing months.
•
Including variable dividends, paid dividends of $312 million in the third quarter of 2023 and have declared approximately $492 million of dividends to be paid in the fourth quarter of 2023.
•
Third quarter earnings attributable to Devon were $910 million, or $1.42 per diluted share.
•
Third quarter core earnings (Non-GAAP) were $1.1 billion, or $1.65 per diluted share.

We remain committed to capital discipline and delivering the objectives that underpin our current plan. Those objectives prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events. Our cash-return objectives remain focused on opportunistic share repurchases, funding our fixed and variable dividends, repaying debt at upcoming maturities and building cash balances.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q3 2023 vs. Q2 2023

Our third quarter 2023 and second quarter 2023 net earnings were $920 million and $698 million, respectively. The graph below shows the change in net earnings from the second quarter of 2023 to the third quarter of 2023. The material changes are further discussed by category on the following pages.

Production Volumes

	Q3 2023	% of Total	Q2 2023	Change
Oil (MBbls/d)
Delaware Basin	215	67%	209	3%
Eagle Ford	40	13%	45	-10%
Anadarko Basin	14	4%	15	-11%
Williston Basin	35	11%	36	-2%
Powder River Basin	13	4%	14	-3%
Other	4	1%	4	-1%
Total	321	100%	323	-1%

	Q3 2023	% of Total	Q2 2023	Change
Gas (MMcf/d)
Delaware Basin	680	64%	636	7%
Eagle Ford	78	7%	86	-9%
Anadarko Basin	235	22%	254	-7%
Williston Basin	58	5%	59	-2%
Powder River Basin	18	2%	18	0%
Other	1	0%	1	1%
Total	1,070	100%	1,054	2%

	Q3 2023	% of Total	Q2 2023	Change
NGLs (MBbls/d)
Delaware Basin	112	67%	105	6%
Eagle Ford	15	9%	16	-6%
Anadarko Basin	27	16%	31	-12%
Williston Basin	9	6%	9	0%
Powder River Basin	2	1%	2	3%
Other	1	1%	1	-14%
Total	166	100%	164	1%

	Q3 2023	% of Total	Q2 2023	Change
Combined (MBoe/d)
Delaware Basin	440	66%	420	5%
Eagle Ford	68	10%	74	-9%
Anadarko Basin	80	12%	89	-10%
Williston Basin	54	8%	56	-2%
Powder River Basin	19	3%	19	-2%
Other	4	1%	4	1%
Total	665	100%	662	0%

From the second quarter of 2023 to the third quarter of 2023, the change in volumes contributed to a $21 million increase to earnings. The slight increase in volumes was primarily due to new well activity in the Delaware Basin which was partially offset by natural well declines in the Anadarko Basin and Eagle Ford.

Realized Prices

	Q3 2023	Realization	Q2 2023	Change
Oil (per Bbl)
WTI index	$82.06		$73.76	11%
Realized price, unhedged	$80.48	98%	$71.74	12%
Cash settlements	$(0.67)		$—
Realized price, with hedges	$79.81	97%	$71.74	11%

	Q3 2023	Realization	Q2 2023	Change
Gas (per Mcf)
Henry Hub index	$2.54		$2.09	22%
Realized price, unhedged	$1.92	76%	$1.27	52%
Cash settlements	$0.09		$0.39
Realized price, with hedges	$2.01	79%	$1.66	21%

	Q3 2023	Realization	Q2 2023	Change
NGLs (per Bbl)
WTI index	$82.06		$73.76	11%
Realized price, unhedged	$20.72	25%	$17.79	16%
Cash settlements	$—		$—
Realized price, with hedges	$20.72	25%	$17.79	16%

	Q3 2023	Q2 2023	Change
Combined (per Boe)
Realized price, unhedged	$47.10	$41.39	14%
Cash settlements	$(0.18)	$0.61
Realized price, with hedges	$46.92	$42.00	12%

From the second quarter of 2023 to the third quarter of 2023, realized prices contributed to a $368 million increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices. The increase in index prices was partially offset by hedge cash settlement payments related to oil commodities.

We currently have hedged approximately 35% and 30% of our remaining anticipated 2023 oil and gas production, respectively. For 2024, we currently have hedged approximately 30% and 20% of our anticipated oil and gas production, respectively.

Hedge Settlements

	Q3 2023	Q2 2023	Change
	Q
Oil	$(20)	$—	N/M
Natural gas	9	37	-76%
Total cash settlements (1)	$(11)	$37	-130%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q3 2023	Q2 2023	Change
LOE	$367	$353	4%
Gathering, processing & transportation	178	177	1%
Production taxes	191	165	16%
Property taxes	21	24	-13%
Total	$757	$719	5%
Per Boe:
LOE	$6.00	$5.86	2%
Gathering, processing & transportation	$2.91	$2.94	-1%
Percent of oil, gas and NGL sales:
Production taxes	6.6%	6.6%	0%

Production expenses increased in the third quarter of 2023 primarily due to an increase in production taxes which resulted from higher commodity prices. Additionally, LOE increased primarily due to an increase in activity in the Delaware Basin.

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

	Q3 2023	$ per BOE	Q2 2023	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,479	$36.54	$1,196	$31.28
Eagle Ford	269	$43.38	263	$38.87
Anadarko Basin	125	$16.98	111	$13.72
Williston Basin	161	$32.16	128	$25.54
Powder River Basin	75	$43.29	63	$36.54
Other	16	N/M	13	N/M
Total	$2,125	$34.73	$1,774	$29.45

DD&A

	Q3 2023	Q2 2023	Change
Oil and gas per Boe	$10.27	$10.22	0%

Oil and gas	$629	$616	2%
Other property and equipment	22	22	-1%
Total	$651	$638	2%

G&A

	Q3 2023	Q2 2023	Change
G&A per Boe	$1.60	$1.52	5%

Labor and benefits	$51	$50	3%
Non-labor	48	42	12%
Total	$99	$92	7%

G&A increased marginally in the third quarter of 2023 primarily due to higher non-labor costs.

Other Items

	Q3 2023	Q2 2023	Change in earnings
Commodity hedge valuation changes (1)	$(183)	$(113)	$(70)
Marketing and midstream operations	(12)	(14)	2
Exploration expenses	3	10	7
Asset dispositions	—	(41)	(41)
Net financing costs	81	78	(3)
Other, net	13	10	(3)
			$(108)
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

Income Taxes

	Q3 2023	Q2 2023
Current expense	$139	$80
Deferred expense	13	119
Total expense	$152	$199
Current tax rate	13%	9%
Deferred tax rate	1%	13%
Effective income tax rate	14%	22%

We continue to analyze the new CAMT and its effects on our tax planning. Our current rate is trending below the 15% stated rate in the CAMT primarily due to utilization of tax credits. For further discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

September 30, 2023 YTD vs. September 30, 2022 YTD

Our nine months ended September 30, 2023 net earnings were $2.6 billion, compared to net earnings of $4.8 billion for the first nine months ended September 30, 2022. The graph below shows the change in net earnings from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The material changes are further discussed by category on the following pages.

Production Volumes

	Nine Months Ended September 30,
	2023	% of Total	2022	Change
Oil (MBbls/d)
Delaware Basin	211	66%	214	-1%
Eagle Ford	41	13%	18	129%
Anadarko Basin	15	5%	14	7%
Williston Basin	36	11%	31	14%
Powder River Basin	14	4%	13	6%
Other	4	1%	4	-7%
Total	321	100%	294	9%

	Nine Months Ended September 30,
	2023	% of Total	2022	Change
Gas (MMcf/d)
Delaware Basin	652	62%	601	9%
Eagle Ford	82	8%	62	32%
Anadarko Basin	242	23%	215	12%
Williston Basin	57	5%	59	-4%
Powder River Basin	18	2%	18	-4%
Other	1	0%	1	30%
Total	1,052	100%	956	10%

	Nine Months Ended September 30,
	2023	% of Total	2022	Change
NGLs (MBbls/d)
Delaware Basin	105	66%	104	1%
Eagle Ford	15	9%	9	62%
Anadarko Basin	28	18%	26	10%
Williston Basin	9	6%	8	8%
Powder River Basin	2	1%	2	-1%
Other	1	0%	—	N/M
Total	160	100%	149	7%

	Nine Months Ended September 30,
	2023	% of Total	2022	Change
Combined (MBoe/d)
Delaware Basin	425	65%	417	2%
Eagle Ford	70	10%	38	87%
Anadarko Basin	83	13%	75	11%
Williston Basin	54	8%	50	9%
Powder River Basin	19	3%	18	3%
Other	5	1%	4	2%
Total	656	100%	602	9%

From the nine months ended 2022 to the nine months ended 2023, the change in volumes contributed to a $1.0 billion increase in earnings. Volumes increased primarily due to acquisitions in the Eagle Ford and Williston Basin which both closed in the third quarter of 2022. Volumes also increased due to new well activity in the Delaware Basin and Anadarko Basin.

Realized Prices

	Nine Months Ended September 30,
	2023	Realization	2022	Change
Oil (per Bbl)
WTI index	$77.33		$98.34	-21%
Realized price, unhedged	$75.53	98%	$98.39	-23%
Cash settlements	$(0.26)		$(11.02)
Realized price, with hedges	$75.27	97%	$87.37	-14%

	Nine Months Ended September 30,
	2023	Realization	2022	Change
Gas (per Mcf)
Henry Hub index	$2.69		$6.78	-60%
Realized price, unhedged	$1.82	68%	$5.86	-69%
Cash settlements	$0.22		$(1.12)
Realized price, with hedges	$2.04	76%	$4.74	-57%

	Nine Months Ended September 30,
	2023	Realization	2022	Change
NGLs (per Bbl)
WTI index	$77.33		$98.34	-21%
Realized price, unhedged	$20.76	27%	$37.48	-45%
Cash settlements	$—		$—
Realized price, with hedges	$20.76	27%	$37.48	-45%

	Nine Months Ended September 30,
	2023	2022	Change
Combined (per Boe)
Realized price, unhedged	$44.96	$66.60	-32%
Cash settlements	$0.22	$(7.17)
Realized price, with hedges	$45.18	$59.43	-24%

From the nine months ended 2022 to the nine months ended 2023, realized prices contributed to a $3.9 billion decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. The decrease in index prices was partially offset by improved hedge cash settlements related to oil and gas commodities.

Hedge Settlements

	Nine Months Ended September 30,
	2023	2022	Change
Oil	$(23)	$(884)	97%
Natural gas	62	(295)	121%
Total cash settlements (1)	$39	$(1,179)	103%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Nine Months Ended September 30,
	2023	2022	Change
LOE	$1,047	$763	37%
Gathering, processing & transportation	521	515	1%
Production taxes	531	744	-29%
Property taxes	70	60	16%
Total	$2,169	$2,082	4%
Per Boe:
LOE	$5.84	$4.65	26%
Gathering, processing & transportation	$2.91	$3.13	-7%
Percent of oil, gas and NGL sales:
Production taxes	6.6%	6.8%	-3%

LOE expenses and LOE per Boe increased for the nine months ended 2023 primarily due to acquisitions in the Eagle Ford and Williston Basin as well as cost inflation. Production taxes decreased due to lower commodity prices.

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

	Nine Months Ended September 30,
	2023	$ per BOE	2022	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$4,009	$34.54	$6,488	$57.01
Eagle Ford	789	$41.26	549	$53.56
Anadarko Basin	390	$17.14	765	$37.24
Williston Basin	445	$30.06	673	$49.87
Powder River Basin	208	$40.41	302	$60.65
Other	44	N/M	84	N/M
Total	$5,885	$32.86	$8,861	$53.93

DD&A

	Nine Months Ended September 30,
	2023	2022	Change
Oil and gas per Boe	$10.25	$9.30	10%

Oil and gas	$1,836	$1,528	20%
Other property and equipment	68	70	-3%
Total	$1,904	$1,598	19%

DD&A and our oil and gas per Boe rate both increased for the nine months ended 2023 primarily due to acquisitions in the Eagle Ford and Williston Basin which both closed in the third quarter of 2022.

G&A

	Nine Months Ended September 30,
	2023	2022	Change
G&A per Boe	$1.66	$1.67	-1%

Labor and benefits	$157	$156	1%
Non-labor	140	117	19%
Total	$297	$273	8%

G&A increased for the nine months ended 2023 primarily due to an increase in non-labor costs.

Other Items

	Nine Months Ended September 30,
	2023	2022	Change in earnings
Commodity hedge valuation changes (1)	$(245)	$574	$(819)
Marketing and midstream operations	(51)	(17)	(34)
Exploration expenses	16	16	-
Asset dispositions	(41)	(15)	26
Net financing costs	231	236	5
Other, net	28	(91)	(119)
			$(941)
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

For discussion on other, net, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Nine Months Ended September 30,
	2023	2022
Current expense	$360	$475
Deferred expense	212	914
Total expense	$572	$1,389
Current tax rate	11%	7%
Deferred tax rate	7%	15%
Effective income tax rate	18%	22%

We continue to analyze the new CAMT and its effects on our tax planning. Our current rate is trending below the 15% stated rate in the CAMT primarily due to utilization of tax credits. For further discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash flow	$1,725	$2,104	$4,807	$6,619
Capital expenditures	(882)	(628)	(2,973)	(1,738)
Acquisitions of property and equipment	(23)	(2,465)	(54)	(2,566)
Divestitures of property and equipment	1	4	23	39
Investment activity, net	7	(9)	(28)	(29)
Debt activity, net	(242)	—	(242)	—
Repurchases of common stock	—	(126)	(745)	(661)
Common stock dividends	(312)	(1,007)	(1,370)	(2,504)
Noncontrolling interest activity, net	1	(9)	(15)	(22)
Shares traded for taxes and other	(2)	(11)	(96)	(99)
Net change in cash, cash equivalents and restricted cash	$273	$(2,147)	$(693)	$(961)
Cash, cash equivalents and restricted cash at end of period	$761	$1,310	$761	$1,310

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all of our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for dividends, share repurchases and debt repayments.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Delaware Basin	$507	$409	$1,735	$1,216
Eagle Ford	183	36	573	95
Anadarko Basin	22	50	163	92
Williston Basin	82	48	264	87
Powder River Basin	46	52	125	113
Other	2	2	4	8
Total oil and gas	842	597	2,864	1,611
Midstream	17	17	51	74
Other	23	14	58	53
Total capital expenditures	$882	$628	$2,973	$1,738

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first nine months of 2023 represented approximately 62% of our operating cash flow. Capital expenditures increased due to acquisitions, general inflation trends and expanded development in the Delaware and Anadarko Basins.

Acquisitions of Property and Equipment

During the first nine months of 2022, we paid $2.6 billion toward acquisitions of production properties and leasehold interests located in the Eagle Ford and Williston Basin, which were completed in the third quarter of 2022. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property and Equipment

During the first nine months of 2023 and 2022, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first nine months of both 2023 and 2022, Devon received distributions from our investments of $24 million and $30 million, respectively. Devon contributed $52 million and $59 million to our investments during the first nine months of 2023 and 2022, respectively.

Debt Activity

During 2023, we repaid $242 million of senior notes at maturity.

Shareholder Distributions and Stock Activity

We repurchased approximately 13.9 million shares of common stock for $745 million and approximately 11 million shares of common stock for $661 million, under the share repurchase program authorized by our Board of Directors, in the first nine months of 2023 and 2022, respectively. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the third quarter and total for the first nine months of 2023 and 2022. Devon has raised its fixed dividend multiple times over the past two calendar years to $0.20 per share beginning in the first quarter of 2023. In addition to the fixed quarterly dividend, we paid a variable dividend in the first, second and third quarters of 2023 and 2022.

	Fixed	Variable	Total	Rate Per Share
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Third quarter	127	185	312	$0.49
Total year-to-date	$388	$982	$1,370
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Total year-to-date	$331	$2,173	$2,504

Noncontrolling Interest Activity, net

During the first nine months of 2023 and 2022, we distributed $33 million and $22 million, respectively, to our noncontrolling interests in CDM. During the first nine months of 2023, we received contributions from our noncontrolling interests of $18 million.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the third quarter of 2023, we held approximately $0.8 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of September 30, 2023 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2023. The currently elevated level of cost inflation has eroded, and could continue to erode, the cost efficiencies gained over previous years and further pressure our margins for the remainder of 2023 and into 2024. Despite this, we expect to continue generating material amounts of free cash flow at current commodity price levels due to our strategy of spending within cash flow.

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

Credit Availability

As of September 30, 2023, we had approximately $3.0 billion of available borrowing capacity under our 2023 Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2023, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

Fixed Plus Variable Dividend

We have a “fixed plus variable” dividend strategy. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. Our Board of Directors increased our quarterly fixed dividend rate by 11% to $0.20 per share beginning in February 2023. In addition to the fixed quarterly dividend, we may pay a variable dividend of up to 50% of our excess free cash flow, which is a non-GAAP measure. Each quarter’s excess free cash flow is computed as operating cash flow (a GAAP measure) before balance sheet changes, less capital expenditures and the fixed dividend. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In November 2023, Devon announced a cash dividend in the amount of $0.77 per share payable in the fourth quarter of 2023. The dividend consists of a $0.20 per share fixed quarterly dividend and a $0.57 per share variable quarterly dividend and will total approximately $492 million.

Share Repurchases

In May 2023, our Board of Directors increased our share repurchase program by $1.0 billion to a total authorized amount of $3.0 billion and extended the expiration date to December 31, 2024. Through October 2023, we had executed $2.1 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2023 is expected to be approximately $900 million.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during the first nine months of 2023 for Devon, but the Merger did cause an ownership change for WPX and increased the likelihood Devon could experience an ownership change over the next year.

On August 16, 2022, the IRA was signed into law and included various income tax related provisions with an effective date beginning in 2023. Among the enacted provisions are a 15% CAMT and several new and expanded clean energy credits and incentives. Devon believes it is subject to the CAMT as Devon has an average annual AFSI that exceeds $1 billion for the three-year period ended December 31, 2022. Devon continues to assess the potential incremental cash tax that could be incurred, depending on actual operating results, as well as ongoing U.S. Treasury guidance.

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

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before Tax	After Tax	After NCI	Per Diluted Share	Before Tax	After Tax	After NCI	Per Diluted Share
2023
Earnings attributable to Devon (GAAP)	$1,072	$920	$910	$1.42	$3,193	$2,621	$2,595	$4.03
Adjustments:
Asset dispositions	—	—	—	—	(41)	(31)	(31)	(0.05)
Asset and exploration impairments	—	—	—	—	3	2	2	0.01
Deferred tax asset valuation allowance	—	3	3	—	—	10	10	0.02
Fair value changes in financial instruments	186	145	145	0.23	245	189	189	0.29
Core earnings attributable to Devon (Non-GAAP)	$1,258	$1,068	$1,058	$1.65	$3,400	$2,791	$2,765	$4.30
2022
Earnings attributable to Devon (GAAP)	$2,465	$1,900	$1,893	$2.88	$6,222	$4,833	$4,814	$7.28
Adjustments:
Asset dispositions	—	—	—	—	(15)	(12)	(12)	(0.02)
Asset and exploration impairments	1	1	1	—	9	7	7	0.01
Deferred tax asset valuation allowance	—	(1)	(1)	—	—	15	15	0.02
Fair value changes in financial instruments	(604)	(464)	(464)	(0.70)	(565)	(433)	(433)	(0.65)
Core earnings attributable to Devon (Non-GAAP)	$1,862	$1,436	$1,429	$2.18	$5,651	$4,410	$4,391	$6.64

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings (GAAP)	$920	$1,900	$2,621	$4,833
Financing costs, net	81	67	231	236
Income tax expense	152	565	572	1,389
Exploration expenses	3	4	16	16
Depreciation, depletion and amortization	651	581	1,904	1,598
Asset dispositions	—	—	(41)	(15)
Share-based compensation	22	22	70	64
Derivative and financial instrument non-cash valuation changes	183	(613)	245	(576)
Accretion on discounted liabilities and other	13	(38)	28	(89)
EBITDAX (Non-GAAP)	2,025	2,488	5,646	7,456
Marketing and midstream revenues and expenses, net	12	9	51	17
Commodity derivative cash settlements	11	363	(39)	1,179
General and administrative expenses, cash-based	77	73	227	209
Field-level cash margin (Non-GAAP)	$2,125	$2,933	$5,885	$8,861

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2023, we have commodity derivatives that pertain to a portion of our estimated production for the last three months of 2023, as well as for 2024 and 2025. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2023, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $290 million.

Interest Rate Risk

As of September 30, 2023, we had total debt of $6.2 billion. All of our debt is based on fixed interest rates averaging 5.7%.

Foreign Currency Risk

We had no material foreign currency risk at September 30, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2023 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2022 Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Please see our 2022 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2023 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	0	$49.19	—	$948
August 1 - August 31	2	$50.06	—	$948
September 1 - September 30	1	$50.06	—	$948
Total	3	$50.01	—

(1)
These amounts include approximately 3 thousand shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program with an expiration date of December 31, 2022. In 2022, we announced expansions of this program ultimately to $2.0 billion and extended the expiration date to May 4, 2023. In May 2023, we announced a further expansion to $3.0 billion and extended the expiration date to December 31, 2024. In the third quarter of 2023, we did not repurchase any common shares, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

DEVON ENERGY CORPORATION

Date: November 8, 2023	/s/ Jeremy D. Humphers
Jeremy D. Humphers
Senior Vice President and Chief Accounting Officer