Form 10-K
period 2023-12-31
DEVON ENERGY CORP/DE
filed 2024-02-28
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $30.8 billion, based upon the closing price of $48.34 per share as reported by the New York Stock Exchange on such date. On February 14, 2024, 635 million shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement relating to Registrant’s 2024 annual meeting of stockholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

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

“2022 Plan” means the Devon Energy Corporation 2022 Long-Term Incentive Plan.

“2023 Senior Credit Facility” means Devon’s syndicated unsecured revolving line of credit, effective as of March 24, 2023.

“AFSI” means adjusted financial statement income.

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

“Inside FERC” refers to the publication Inside F.E.R.C.’s Gas Market Report.

“IRA” refers to the Inflation Reduction Act of 2022.

“LOE” means lease operating expenses.

“Matterhorn” refers to Matterhorn Express Pipeline, LLC and as applicable, its direct parent, MXP Parent, LLC.

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
•
climate change and risks related to regulatory, social and market efforts to address climate change;
•
governmental interventions in energy markets;
•
counterparty credit risks;
•
risks relating to our indebtedness;
•
cybersecurity risks;
•
risks relating to global pandemics;
•
the extent to which insurance covers any losses we may experience;
•
risks related to shareholder activism;
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

Premier, sustainable portfolio of assets – As discussed in more detail later in this section, we own a portfolio of assets located in the Delaware Basin, Eagle Ford, Anadarko Basin, Williston Basin and Powder River Basin. We strive to own premier assets capable of generating cash flows in excess of our capital and operating requirements, as well as competitive rates of return. We also desire to own a portfolio of assets that can deliver sustainable production extending many years into the future and provide reliable and affordable energy needed to support the world's growing population and energy demands.

Superior execution – As we pursue cash flow growth, we continually work to optimize the efficiency of our capital programs and production operations, with an underlying objective of reducing absolute and per unit costs and enhancing our returns. We also strive to leverage our culture of health, safety and environmental stewardship in all aspects of our business.

Financial strength and flexibility – Commodity prices are uncertain and volatile, so we strive to maintain a strong balance sheet, as well as adequate liquidity and financial flexibility, in order to operate competitively in all commodity price cycles. Our capital allocation decisions are made with attention to these financial stewardship principles, as well as the priorities of funding our core operations, protecting our investment-grade credit ratings and paying and growing our shareholder dividend. While maintaining financial strength is a top priority, we remain committed to maximizing shareholder value which is evidenced by making opportunistic share repurchases, growing our fixed dividend and paying a variable dividend.

Environmental, Social and Governance

Devon is focused on producing reliable, affordable and accessible energy that the world needs, while continuing to find ways to produce and deliver it more responsibly. We consider the potential impacts of our operations when planning activities and making decisions. We promote a culture of compliance with environmental laws and regulations and encourage performance that often goes above and beyond what is required. In the process, Devon incorporates technology, tools and processes that enable us to minimize or avoid effects on air, water, land and wildlife. We are also evaluating and selectively investing in opportunities to generate value in a world that is transitioning to ever-cleaner forms of energy.

We have a strong organization in place to manage environmental performance, encompassing our Board of Directors, our EHS/ESG and Sustainability leadership teams, and our field-level EHS and operations teams. Our governance philosophy in this space elevates EHS and ESG oversight and discussion, including matters related to climate change and energy transition opportunities. Our Board and the Board's Governance, Environmental, and Public Policy Committee frequently review our environmental initiatives and are keenly interested in the operational measures, technological advancements, planning, forecasting and other actions the Company takes in advancing our status in this important area. We have established standalone teams of subject matter experts on sustainability and ESG. Those teams provide advisory support across Devon to continue our progress with ESG and sustainability.

Our organizational efforts assure that our environmental objectives and targets are considered in capital allocation decisions, corporate and business unit planning and team strategies to integrate sustainability into our business activities. To support our commitment to improve our environmental footprint, we spent approximately $115 million in 2023 on capital projects that will directly or indirectly result in emissions reduction, and we anticipate similar spending in 2024.

Devon has established environmental performance targets that reflect our dedication and commitment to continuing to provide affordable energy while achieving meaningful emissions reductions and pursuing our ultimate goal of net zero GHG emissions for Scopes 1 and 2. Our GHG and methane targets shown below are calculated from a 2019 baseline. Devon’s emission reduction strategy involves a range of potential actions, including expanding our leak detection and repair program; deploying advanced leak detection technologies; reducing the volume of natural gas that is flared; electrifying facilities to reduce the use of natural gas and diesel consumed onsite; and optimizing facility design to minimize leaks and eliminate common equipment failures.

Devon is also focused on conserving and reusing water and interacting with our value chain on our overall environmental goals. We have set a target to advance our recycled water rate by using 90% or more non-freshwater for completions activities in our most active operating areas within the Delaware Basin. We are confident we can deliver strong operational and financial results and reduce our environmental impact while safeguarding our workforce and the communities in which we operate.

Human Capital

Delivering strong operational and financial results in a safe, environmentally and socially responsible way requires the expertise and positive contributions of every Devon employee. Our people are the Company’s most important resource and we seek to hire people who share and demonstrate our core values of integrity, relationships, courage and results. We value our people and invest in their success. Devon focuses on providing personally and professionally fulfilling careers, meaningful benefits and compensation, and a sense of belonging and inclusion. Our workforce is central to and drives our long-term success. Devon’s Executive Committee and Compensation Committee of the Board routinely engage in discussions regarding a wide range of human capital strategies, outcomes and activities. As of December 31, 2023, Devon and its consolidated subsidiaries had approximately 1,900 employees, all located in the U.S.

Employee Safety and Wellness

We prepare our workforce to work safely with comprehensive training and orientation, on-the-job guidance and tools, safety engagements, recognition and other resources. Employees and contractors are expected to comply with safety rules and regulations and are accountable for stopping at-risk work, immediately reporting incidents and near-miss events and informing visitors of emergency alarms and evacuation plans. To safeguard workers on our well sites and neighbors nearby, we plan, design, drill, complete and produce wells using proven best practices, technologies, tools and materials. We work continuously to prevent disruptions and provide training and drills so our employees are prepared and ready to respond to a wide variety of issues.

Devon also prioritizes the physical, mental and financial wellness of our employees. We offer competitive health and financial benefits with incentives designed to promote well-being, including an Employee Assistance Program (“EAP”) that provides counseling services for employees and their family members free of charge. Access to experienced counselors, financial experts, staff attorneys, elder-care consultants and other services are included in EAP services available 365 days a year, 24 hours a day. Devon also provides virtual mental health counseling resources available through talk and text, as well as a digital mental health platform providing mental health assessment and education. Devon encourages employees to take advantage of our wellness programs and activities by getting an annual physical exam, attending preventive health screenings and completing a financial wellness series, all at no cost to our workforce.

Employee Compensation, Benefits, Development and Retention

We strive to attract and retain high-performing individuals across our workforce. One way we do this is by providing competitive compensation and benefits, including annual bonuses; a 401(k) savings plan with a Devon contribution up to 14% of the employee’s earnings; stock awards for all employees; medical, dental and vision health care coverage; health savings and dependent-care flexible spending accounts; maternity and parental leave for the birth or adoption of a child; an adoption assistance program; alternate work schedules; flexible work hours; part-time work options; and telecommuting support; among other benefits. Devon also provides a four-week Paid Family and Medical Leave Policy for all employees to take care of themselves and their families. In 2022, Devon suspended collection of all employee health care premiums, and has elected to maintain this practice. We believe these benefits help contribute to strong productivity, low absenteeism and high retention rates.

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

We strive to demonstrate inclusion, equity and diversity throughout the Company to bring a range of thoughts, experiences and points of view to our problem-solving and decision-making. Along with senior leadership efforts, Devon’s Diversity, Equity and Inclusion (“DEI”) Team works to proactively increase diversity and inclusion awareness, identify challenges and find innovative ways to achieve Devon’s inclusion and diversity vision and priorities. In 2023, our workforce was comprised of 24% females and 24% minorities. Along with our workforce efforts, we invest in DEI through community partnerships. One way we are achieving this is by creating STEM centers in elementary schools in the areas in which we operate. Devon has helped open 160 STEM centers that orient children of all backgrounds to skills that will be essential for the future workforce. Devon works with school districts to ensure all students have access to the same state-of-the-art STEM tools and resources in each STEM Center. In 2023, Devon awarded 28 DEI grants to diverse community organizations throughout New Mexico, North Dakota, Oklahoma, Texas and Wyoming, totaling $280,000.

Compliance Culture

Devon reinforces the high expectations we have for ethical conduct by our employees through our Code of Business Conduct and Ethics (“Code”). The Code sets out basic principles for all employees to follow and incorporates specific guidance on critical areas such as our prohibition of harassment and discrimination, our protocols for avoiding conflicts of interest and our policies related to anti-corruption laws, privacy, cybersecurity and confidential information. On an annual basis, Devon employees, as well as our directors and officers, are required to acknowledge and agree to abide by our Code and complete a training course on the Code and its related policies. We encourage our employees to help enforce the Code, and we maintain reporting systems that are designed to minimize concerns that reports will result in retaliation.

Oil and Gas Properties

Property Profiles

Key summary data from each of our areas of operation as of and for the year ended December 31, 2023 are detailed in the map below.

WILLISTON BASIN
POWDER RIVER BASIN
ANADARKO BASIN
DELAWARE BASIN
EAGLE FORD

- **54** MBoe/d (66% oil)
- **8%** of production
- **161** MMBoe of proved reserves
- **9%** of proved reserves
- **46** gross wells drilled

- **19** MBoe/d (72% oil)
- **3%** of production
- **62** MMBoe of proved reserves
- **3%** of proved reserves
- **35** gross wells drilled

- **82** MBoe/d (17% oil)
- **12%** of production
- **316** MMBoe of proved reserves
- **17%** of proved reserves
- **56** gross wells drilled

- **427** MBoe/d (49% oil)
- **65%** of production
- **1,129** MMBoe of proved reserves
- **62%** of proved reserves
- **369** gross wells drilled

- **71** MBoe/d (60% oil)
- **11%** of production
- **129** MMBoe of proved reserves
- **7%** of proved reserves
- **106** gross wells drilled

Delaware Basin – The Delaware Basin is our largest and most active program in the portfolio with operations in southeast New Mexico and across the state line into west Texas. Over the past several years, we have built an industry-leading position in this basin. Through capital efficient drilling programs, it offers exploration and low-risk development opportunities from many geologic reservoirs and play types, including the oil-rich Wolfcamp, Bone Spring, Avalon and Delaware formations. With a significant inventory of oil and liquids-rich drilling opportunities that have multi-zone development potential, Devon has a robust platform to deliver high-margin drilling programs for many years to come. At December 31, 2023, we had 17 operated rigs developing this asset in the Wolfcamp and Bone Spring formations. The Delaware Basin is our top funded asset and is expected to receive approximately 60% of our capital allocation in 2024.

Eagle Ford – Our Eagle Ford operations are located in Texas' DeWitt and Karnes counties, situated in the economic core of this south Texas play. Its production is leveraged to oil and has low-cost access to premium Gulf Coast pricing, providing for strong operating margins. At December 31, 2023, we had one operated and two non-operated rigs developing this asset.

Anadarko Basin – Our Anadarko Basin development, located primarily in western Oklahoma’s Canadian, Kingfisher and Blaine counties, is one of the largest in the industry, providing substantial long-term inventory optionality. We have an agreement with Dow to jointly develop a portion of our Anadarko Basin acreage and, as of December 31, 2023, we had a four-operated rig program associated with this joint venture.

Williston Basin – Our position in the Williston is located entirely on the Fort Berthold Indian Reservation in North Dakota, and its operations are focused in the oil-prone Bakken and Three Forks formations. Our Williston Basin asset is a high-margin oil resource located in the core of the play and generated substantial cash flow in 2023.

Powder River Basin – This asset is focused on emerging oil opportunities in Wyoming's Powder River Basin. We are currently targeting several Cretaceous oil objectives, including the Turner, Parkman, Teapot and Niobrara formations. Recent drilling success in this basin has expanded our drilling inventory, and we expect further growth as we continue to de-risk this emerging light-oil opportunity. At December 31, 2023, we had one operated rig developing this asset.

Proved Reserves

Proved oil and gas reserves are those quantities of oil, gas and NGLs which can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations. To be considered proved, oil and gas reserves must be economically producible before contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Also, the project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence within a reasonable time. We establish our proved reserves estimates using standard geological and engineering technologies and computational methods, which are generally accepted by the petroleum industry. We primarily prepare our proved reserves additions by analogy using type curves that are based on decline curve analysis of wells in analogous reservoirs. We further establish reasonable certainty of our proved reserves estimates by using one or more of the following methods: geological and geophysical information to establish reservoir continuity between penetrations, rate-transient analysis, analytical and numerical simulations, or other proprietary technical and statistical methods. For estimates of our proved developed and proved undeveloped reserves and the discussion of the contribution by each property, see Note 20 in “Item 8. Financial Statements and Supplementary Data” of this report.

The process of estimating oil, gas and NGL reserves is complex and requires significant judgment, as discussed in “Item 1A. Risk Factors” of this report. As a result, we have developed internal policies for estimating and recording reserves in compliance with applicable SEC definitions and guidance. Our policies assign responsibilities for compliance in reserves bookings to our Reserve Evaluation Group (the “Group”). The Group, which is led by Devon’s Manager of Reserves and Economics, is responsible for the internal review and certification of reserves estimates. We ensure the Manager and key members of the Group have appropriate technical qualifications to oversee the preparation of reserves estimates and are independent of the operating groups. The Manager of the Group has over 15 years of industry experience, a degree in engineering and is a registered professional engineer. The Group also oversees audits and reserves estimates performed by a qualified third-party petroleum consulting firm. During 2023, we engaged DeGolyer and MacNaughton to audit approximately 90% of our proved reserves. Additionally, our Board of Directors has a Reserves Committee that provides additional oversight of our reserves process. The committee consists of five independent members of our Board of Directors who collectively have skills and backgrounds that are relevant to the reserves estimation processes, reporting systems and disclosure requirements.

The following tables present production, price and cost information for each significant field in our asset portfolio and the total company.

	Production
Year Ended December 31,	Oil (MMBbls)	Gas (Bcf)	NGLs (MMBbls)	Total (MMBoe)
2023
Delaware Basin	77	240	39	156
Anadarko Basin	5	87	10	30
Total	117	385	59	240
2022
Delaware Basin	77	222	38	151
Anadarko Basin	5	81	9	28
Total	109	356	54	223
2021
Delaware Basin	72	195	32	136
Anadarko Basin	5	79	9	27
Total	106	325	48	209

	Average Sales Price
Year Ended December 31,	Oil (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Production Cost (Per Boe) (1)
2023
Delaware Basin	$76.24	$1.70	$20.54	$7.67
Anadarko Basin	$75.48	$2.34	$22.82	$9.30
Total	$75.98	$1.83	$20.48	$8.87
2022
Delaware Basin	$94.87	$5.44	$34.33	$6.58
Anadarko Basin	$93.41	$6.36	$36.40	$10.10
Total	$94.11	$5.47	$34.18	$7.92
2021
Delaware Basin	$66.67	$3.47	$30.02	$5.97
Anadarko Basin	$66.29	$3.80	$29.73	$9.26
Total	$65.98	$3.40	$29.52	$7.02

(1)
Represents production expense per Boe excluding production and property taxes.

Drilling Statistics

The following table summarizes our development and exploratory drilling results.

	Development Wells (1)		Exploratory Wells (1)		Total Wells (1)
Year Ended December 31,	Productive	Dry	Productive	Dry	Productive	Dry	Total
2023 (2)	293.0	0.7	42.2	—	335.2	0.7	335.9
2022	263.8	—	47.3	—	311.1	—	311.1
2021	236.3	—	18.8	—	255.1	—	255.1

(1)
Well counts represent net wells completed during each year. Gross wells are the sum of all wells in which we own a working interest. Net wells are gross wells multiplied by our fractional working interests in each well.
(2)
As of December 31, 2023, there were 371 gross and 190 net wells that have been spud and are in the process of drilling, completing or waiting on completion.

Productive Wells

The following table sets forth our producing wells as of December 31, 2023.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross (1)(3)	Net (2)	Gross (1)(3)	Net (2)	Gross (1)(3)	Net (2)
Total	11,416	4,207	3,737	1,604	15,153	5,811

(1)
Gross wells are the sum of all wells in which we own a working interest.
(2)
Net wells are gross wells multiplied by our fractional working interests in each well.
(3)
Includes 20 and 36 gross oil and gas wells, respectively, which had multiple completions.

The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. We are the operator of approximately 6,482 gross wells. As operator, we receive reimbursement for direct expenses incurred to perform our duties, as well as monthly per-well producing, drilling and construction overhead reimbursement at rates customarily charged in the respective areas. In presenting our financial data, we record the monthly overhead reimbursements as a reduction of G&A, which is a common industry practice.

Acreage Statistics

The following table sets forth our developed and undeveloped lease and mineral acreage as of December 31, 2023. Of our 2.0 million net acres, approximately 1.3 million acres are held by production. The acreage in the table below does not include any material net acres subject to leases that are scheduled to expire during 2024, 2025 and 2026. For the net acres that are set to expire by December 31, 2026, we anticipate performing operational and administrative actions to continue the lease terms for portions of the acreage that we intend to further assess. However, we do expect to allow a portion of the acreage to expire in the normal course of business. Less than 20% of our total net acres are located on federal lands.

	Developed		Undeveloped		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
	(Thousands)
Total	1,237	743	3,103	1,285	4,340	2,028

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

As of January 2024, our production was sold under the following contract terms.

	Short-Term		Long-Term
	Variable	Fixed	Variable	Fixed
Oil	39%	—	61%	—
Natural gas	59%	4%	37%	—
NGLs	59%	16%	25%	—

Delivery Commitments

A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. As of December 31, 2023, we were committed to deliver the following fixed quantities of production.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Oil (MMBbls)	32	24	7	1	—
Natural gas (Bcf)	412	148	100	73	91
NGLs (MMBbls)	11	11	—	—	—
Total (MMBoe)	112	60	24	13	15

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
•
worker protection.

Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits, which can allow environmental organizations to sue operators for alleged violations of environmental law. Environmental organizations also can assert legal and administrative challenges to certain actions of oil and gas regulators, such as the BLM, for allegedly failing to comply with environmental laws, which can result in delays in obtaining permits or other necessary authorizations. In recent years, federal and state policy makers and regulators have increasingly implemented or proposed new laws and regulations designed to reduce methane emissions and other GHG, which have included mandates for new leak detection and retrofitting requirements, stricter emission standards and a fee on methane emissions. For example, in November 2022, the BLM proposed a rule that would limit flaring as well as allow the delay or denial of permits upon a finding that an operator’s methane waste minimization plan is insufficient. This rule could be finalized in 2024. In addition, in December 2023, the EPA finalized more stringent methane rules for new, modified and reconstructed facilities and, for the first time ever, established standards for existing sources.

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
•
geopolitical risks, including the conflict between Russia and Ukraine, the Israel-Hamas conflict and hostilities in Yemen and the Red Sea, as well as other hostilities or political and civil unrest in the Middle East, Africa, Europe and South America;
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
•
terrorism, vandalism, equipment theft, extreme activism directed against fossil fuel operations or assets, cybersecurity incidents and pandemics or other widespread health concerns;
•
issues with title or in receiving governmental permits or approvals;
•
restricted takeaway capacity for our production, including due to inadequate midstream infrastructure or constrained downstream markets;
•
environmental hazards or liabilities;
•
restrictions in access to, or disposal of, water used or produced in drilling and completion operations;
•
limited access to electrical power sources or other infrastructure used in our operations; and
•
shortages or delays in the availability of services or delivery of equipment.

Many of the factors described above have negatively impacted and currently impact our operations and may do so again in the future. The occurrence of one or more of these factors could result in a partial or total loss of our investment in a particular property, as well as significant liabilities. Moreover, certain of these events historically have, and in the future could, result in environmental pollution and impact to third parties, including persons living in proximity to our operations, our employees and employees of our contractors, leading to possible injuries, death or significant damage to property and natural resources. For example, we have from time to time experienced well-control events that have resulted in various remediation and clean-up costs and certain of the other impacts described above.

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

We Have Limited Control Over Properties and Investments Operated by Others or through Joint Ventures

Certain of the properties and investments in which we have an interest are operated by other companies and may involve third-party working interest owners. We have limited influence and control over the operation or future development of such properties and investments, including compliance with environmental, health and safety regulations or the amount and timing of required future capital expenditures. In addition, we conduct certain of our operations through joint ventures in which we may share control with third parties, and the other joint venture participants may have interests or goals that are inconsistent with those of the joint venture or us. These limitations and our dependence on such third parties could result in unexpected future costs or liabilities and unplanned changes in operations or future development, which could adversely affect our financial condition and results of operations. Moreover, any bankruptcy involving, or any misconduct or other improper activities committed by, our business partners or other counterparties could negatively impact our own business or reputation.

Midstream Capacity Constraints and Interruptions Impact Commodity Sales

We rely on midstream facilities and systems owned and operated by others to process our gas production and to gather and transport our oil, gas and NGL production to downstream markets. All or a portion of our production in one or more regions may be interrupted or shut in from time to time due to losing access to plants, pipelines or gathering systems. Such access could be lost due to a number of factors, including, but not limited to, weather conditions and natural disasters, terrorism or sabotage, cybersecurity incidents, accidents, field labor issues or strikes. Additionally, midstream operators have in the past been, and in the future may be, subject to constraints that limit their ability to construct, maintain or repair the facilities needed to gather, process and transport our production. Such interruptions or constraints could adversely impact our operations, including by requiring us to curtail our production or obtain alternative takeaway capacity on less favorable terms.

Competition for Assets, Materials, People and Capital Can Be Significant

Strong competition exists in all sectors of the oil and gas industry. We compete with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and properties. We also compete for the equipment, services and personnel required to explore, develop and operate properties, such as drilling rigs and oilfield services. The rising costs and scarcity caused by this competitive pressure will generally increase during periods of higher commodity prices and can be further exacerbated by higher inflation rates and supply chain disruptions in the broader economy. For example, we experienced higher operating costs throughout 2023 due to steep cost inflation, and these inflationary pressures could continue in 2024. Competition is also prevalent in the marketing of oil, gas and NGLs. Certain of our competitors have resources substantially greater than ours and may have established superior strategic long-term positions and relationships. As a consequence, we may be at a competitive disadvantage in bidding for assets or services and accessing capital and downstream markets. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative energy sources and the application of government regulations.

Legal, Regulatory and Environmental Risks

We Are Subject to Extensive Governmental Regulation, Which Can Change and Could Adversely Impact Our Business

Our operations are subject to extensive federal, state, tribal and local laws and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGLs, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as surety bonds) covering drilling, completion and well operations and decommissioning obligations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. Moreover, certain regulations require the plugging and abandonment of wells, removal of production facilities and other restorative actions by current and former operators, including corporate successors of former operators, which means that we are exposed to the risk that owners or operators of assets acquired from us (or our predecessors) become unable to satisfy plugging or abandonment and other restorative obligations that attach to those assets. In that event, due to operation of law, we may be required to assume such obligations, which could be material. We have incurred and will continue to incur substantial capital, operating and remediation costs as a result of these and other laws, regulations, permits and orders to which we are subject.

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

Federal Lands – President Biden and certain members of his administration have expressed support for, and have taken steps to implement, additional regulation of oil and gas leasing and permitting on federal lands. For example, President Biden issued an executive order in January 2021, imposing a near total pause on entering new oil and gas leases on public lands. Although the pause on leasing was subsequently lifted in April 2022, the Department of the Interior issued a report on the federal leasing program in November 2021 that recommended various changes, including, among other things, enhancing bonding requirements and applying a more rigorous land-use planning process prior to leasing. The IRA responded, in part, to the report’s recommendations by increasing onshore royalty rates on all new federal leases. In July 2023, the Department of Interior released a proposed rule revising various terms for future federal leases and wells, including bonding requirements, royalty rates, rental rates and minimum bids, of the onshore federal oil and gas leasing program, integrating recommendations from the November 2021 report. While it is not possible at this time to predict the ultimate impact of these actions or any other future regulatory changes, any additional restrictions or burdens on our ability to operate on federal lands could adversely impact our business in the Delaware and Powder River Basins, as well as other areas where we operate under federal leases.

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

Seismic Activity – Earthquakes in southeastern New Mexico, western Texas, northern and central Oklahoma and elsewhere have prompted concerns about seismic activity and possible relationships with the oil and gas industry, particularly the disposal of wastewater in salt-water disposal wells. Legislative and regulatory initiatives intended to address these concerns may result in additional levels of regulation or other requirements that could lead to operational delays, increase our operating and compliance costs or otherwise adversely affect our operations. For example, New Mexico implemented protocols in November 2021 requiring operators to take various actions with respect to salt-water disposal wells within a specified proximity of certain seismic activity, including a requirement to limit injection rates if the seismic event is of a certain magnitude. Separately, the Railroad Commission of Texas has shown increasing regulatory focus on seismicity and the oil and gas industry in recent years, and has imposed limits on certain salt-water disposal well activities in portions of the Delaware and Midland Basins. For example, effective January 2024, the Railroad Commission suspended all disposal well permits that inject into deep strata within the Northern Culberson-Reeves area due to increasing seismicity concerns. These or similar actions directed at our operating areas could limit the takeaway capacity for produced water in the impacted area, which could increase our operating expense, require us to curtail our development plans or otherwise adversely impact our operations.

Changes to Tax Laws – We are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions, and our operating cash flow is sensitive to the amount of income taxes we must pay. In the jurisdictions in which we operate or previously operated, income taxes are assessed on our earnings after consideration of all allowable deductions and credits. Changes in the types of earnings that are subject to income tax, the types of costs that are considered allowable deductions and the timing of such deductions, or the rates assessed on our taxable earnings could significantly increase our tax obligations, adversely impacting our financial condition, results of operations and cash flows. In addition, the IRA includes various changes to the federal tax laws beginning in 2023, including a new 15% CAMT imposed on certain financial statement income of “applicable corporations.” Incremental taxes attributable to the CAMT are possible and such taxes may be significant.

Climate Change and Related Regulatory, Social and Market Actions May Adversely Affect Our Business

Continuing and increasing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce GHG emissions, such as carbon dioxide and methane. Policy makers and regulators at both the U.S. federal and state levels have already imposed, or stated intentions to impose, laws and regulations designed to quantify and limit the emission of GHG. For example, in December 2023, the EPA finalized more stringent methane rules for new, modified and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. The final rule includes, among other things, enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring, zero-emission requirements for certain devices, and reduction of emissions by 95% through capture and control systems. The final rule also establishes a “super emitter” response program that allows third parties to make reports to the EPA of large methane emissions events, triggering certain investigation and repair requirements. Moreover, in August 2022, the IRA was passed into law, imposing a new charge or fee with respect to excess methane emissions from certain petroleum and natural gas facilities starting in 2024 and annually increasing through 2026. In addition to these federal efforts, several states where we operate, including New Mexico, Texas and Wyoming, have already imposed, or stated intentions to impose, laws or regulations designed to reduce methane emissions from oil and gas exploration and production activities, including by mandating new leak detection and retrofitting requirements.

Policy makers have also advocated for expanding existing, or creating new, reporting and disclosure requirements regarding GHG emissions and other climate-related matters. For example, the EPA proposed amendments in June 2022 to its Green House Gas Reporting Program, which would, among other things, add well blowouts and other abnormal events as new categories of sources for GHG emissions reporting. In addition, the SEC proposed rules in March 2022 that would require public companies to include extensive climate-related disclosures in their SEC filings. Among other things, the proposed SEC rules, if adopted as written, would mandate disclosures on (i) GHG emissions, including Scope 3 emissions if material or part of a company’s emissions goal, (ii) financial impact and expenditure metrics relating to severe weather and climate change and (iii) a company’s use of scenario analysis and climate targets. Similarly, California enacted legislation in October 2023 requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. While we are assessing the applicability of the California legislation and await further SEC rulemaking, we would expect to incur substantial additional compliance costs to the extent these or similar disclosure requirements apply to us. We further anticipate the costs and other risks associated with any such disclosure requirements to be particularly heightened, given that reporting frameworks on GHG emissions and other climate-related metrics are still maturing and often require the use of numerous assumptions and judgments.

Additionally, public statements with respect to emissions reduction goals, environmental targets or, more broadly, ESG-related goals, are becoming increasingly subject to heightened scrutiny from public and governmental authorities with respect to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, the SEC has established a Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks which could, in turn, lead to further negative sentiment against us and our industry.

With respect to more comprehensive regulation, policy makers and political leaders have made, or expressed support for, a variety of proposals, such as the development of cap-and-trade or carbon tax programs. In addition, President Biden has continued to highlight addressing climate change as a priority of his administration, and he previously released an energy plan calling for a number of sweeping changes to address climate change, including, among other measures, a national mobilization effort to achieve net-zero emissions for the U.S. economy by 2050, through increased use of renewable power, stricter fuel-efficiency standards and support for zero-emission vehicles. President Biden issued a number of executive orders in January 2021 with the purpose of implementing certain of these changes, including the rejoining of the Paris Agreement. President Biden subsequently announced a target of reducing economy-wide net GHG emissions in the U.S. by 50% to 52% below 2005 levels by 2030. At the international level, the United States and the European Union jointly announced the launch of a Global Methane Pledge at the 26th Conference of the Parties in 2021, pursuant to which over 130 participating countries have pledged to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030. At the 28th Conference of the Parties in 2023, parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, though no timeline for doing so was set. Although the full impact of these actions is uncertain at this time, the adoption and implementation of these or other initiatives may result in the restriction or cancellation of oil and natural gas activities, greater costs of compliance or consumption (thereby reducing demand for our products) or an impairment in our ability to continue our operations in an economic manner.

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

Finally, climate change may also result in various enhanced physical risks, such as an increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that may adversely impact our operations. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as if we are subject to water use curtailments in response to drought, or demand for our products, such as to the extent warmer winters reduce demand for energy for heating purposes. These and the other risks discussed above could result in additional costs, new restrictions on our operations and reputational harm to us, as well as reduce the actual and forecasted demand for our products. These effects in turn could impair or lower the value of our assets, including by resulting in uneconomic or “stranded” assets, and otherwise adversely impact our profitability, liquidity and financial condition.

Price Controls, Export Restrictions and Other Governmental Interventions in Energy Markets May Adversely Impact our Business

Domestic and foreign governmental bodies have from time to time intervened in energy markets by imposing price controls, restricting exports, limiting production or otherwise taking actions to impact the availability and price of oil, natural gas and NGLs. For instance, members of the European Union agreed to a price-cap framework in December 2022 for the trading of natural gas in response to rising energy costs in Europe. Similarly, during 2021 and 2022, President Biden authorized several releases from the U.S. Strategic Petroleum Reserve in an effort to lower domestic energy prices. More recently, in January 2024, the Biden Administration announced a temporary pause on any new approvals of liquified natural gas export projects, pending a Department of Energy review of its evaluation process for such authorizations. Governments may take similar actions in the future, particularly in the event of disruption in energy markets or national emergency. Any such interventions could adversely impact our business, including by depressing the price of our production and generally introducing greater uncertainty to our operations.

General and Other Risks Facing our Business

The Credit Risk of Our Counterparties Could Adversely Affect Us

We enter into a variety of transactions that expose us to counterparty credit risk. For example, we have exposure to financial institutions and insurance companies through our hedging arrangements, our 2023 Senior Credit Facility and our insurance policies. Disruptions in the financial markets or otherwise may impact these counterparties and affect their ability to fulfill their existing obligations and their willingness to enter into future transactions with us.

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

Our Debt May Limit Our Liquidity and Financial Flexibility, and Any Downgrade of Our Credit Rating Could Adversely Impact Us

As of December 31, 2023, we had total indebtedness of $6.2 billion. Our indebtedness and other financial commitments have important consequences to our business, including, but not limited to:

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

In addition, we receive credit ratings from rating agencies in the U.S. with respect to our debt. Factors that may impact our credit ratings include, among others, debt levels, planned asset sales and purchases, liquidity, size and scale of our production and commodity prices. Certain of our contractual obligations require us to provide letters of credit or other assurances. Any credit downgrades could adversely impact our ability to access financing and trade credit, require us to provide additional letters of credit or other assurances under contractual arrangements and increase our interest rate under the 2023 Senior Credit Facility as well as the cost of any other future debt.

Cybersecurity Incidents May Adversely Impact Our Operations

We rely heavily on information systems and other digital technologies to conduct our business, and we anticipate expanding the use of and reliance on these systems and technologies, including through artificial intelligence, process automation and data analytics. Concurrent with the growing dependence on technology is a greater sensitivity to cyberattack related activities, which have increasingly targeted our industry. Perpetrators of cyberattacks often attempt to gain unauthorized access to digital systems for purposes of misappropriating confidential and proprietary information, intellectual property or financial assets, corrupting data or causing operational disruptions as well as preventing users from accessing systems or information for the purpose of demanding payment in order for users to regain access. A wide variety of individuals or groups may perpetuate cyberattacks, ranging from highly sophisticated criminal organizations and state-sponsored actors to disgruntled employees, and the nature of, and methods used in, cyberattacks are similarly diverse and constantly evolving, with examples including phishing attempts, distributed denial of service attacks or ransomware. The increase in remote working practices may also increase the risk of cybersecurity incidents, both from deliberate attacks and unintentional events. In addition, our vendors (including third-party cloud and IT service providers), midstream providers and other business partners may separately suffer disruptions or breaches from cyberattacks, which, in turn, could adversely impact our operations and compromise our information. Moreover, we and other upstream companies rely on extensive oil and gas infrastructure and distribution systems to deliver our production to market, which in turn depend upon digital technologies. Any cyberattack directed at such infrastructure or systems could adversely impact our business and operations, including by limiting our ability to transport and market our production. Geopolitical instability may also increase our cybersecurity risk.

Although we have experienced cybersecurity incidents from time to time, none have had a material effect on our business, operations or reputation; however, there is no assurance that such a breach has not already occurred and we are unaware of it, or that we will not suffer such a loss in the future. We devote significant resources to prevent cybersecurity incidents and protect our data, but our systems and procedures for identifying and protecting against such attacks and mitigating such risks may prove to be insufficient due to system vulnerabilities, human error or malfeasance or other factors. Any such attacks could have an adverse impact on our business, operations or reputation and lead to remediation costs, litigation or regulatory actions. Moreover, as the sophistication and volume of cyberattacks continue to increase, we may be required to expend significant additional resources to further enhance our digital security or to remediate vulnerabilities, and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

Global Pandemics Have Previously and May in the Future Adversely Impact Our Business

Global pandemics and the actions taken by third parties, including, but not limited to, governmental authorities, businesses and consumers, in response to such pandemics, including the COVID-19 pandemic, have previously adversely impacted and may in the future adversely impact the global economy, resulting in significant volatility in the oil and gas industry. A continued, prolonged or a renewed period of reduced demand for oil and other commodities and other adverse impacts from a pandemic may adversely affect our business, financial condition, cash flows and results of operations. Further, to the extent COVID-19 or any other pandemic adversely affects our business or the global economic conditions more generally, it may also have the effect of heightening many of the other risks described in this report.

Insurance Does Not Cover All Risks

As discussed above, our business is hazardous and is subject to all of the operating risks normally associated with the exploration, development and production of oil, gas and NGLs. To mitigate financial losses resulting from these operational hazards, we maintain comprehensive general liability insurance, as well as insurance coverage against certain losses resulting from physical damages, loss of well control, business interruption and pollution events that are considered sudden and accidental. We also maintain workers’ compensation and employer’s liability insurance. However, our insurance coverage does not provide 100% reimbursement of potential losses resulting from these operational hazards and, in the future, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. Additionally, we have limited or no insurance coverage for a variety of other risks, including pollution events that are considered gradual, war and political risks and fines or penalties assessed by governmental authorities. The occurrence of a significant event against which we are not fully insured could have an adverse effect on our profitability, financial condition and liquidity.

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

In addition, from time to time, we may sell or otherwise dispose of certain of our properties or businesses as a result of an evaluation of our asset portfolio and to help enhance our liquidity. These transactions also have inherent risks, including possible delays in closing, the risk of lower-than-expected sales proceeds for the disposed assets or business and potential post-closing liabilities and claims for indemnification, as well as secondary liability for any obligations to third parties guaranteed by us. Moreover, volatility in commodity prices may result in fewer potential bidders, unsuccessful sales efforts and a higher risk that buyers may seek to terminate a transaction prior to closing.

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

Furthermore, the IRA imposed a 1% non-deductible U.S. federal excise tax (the “Stock Buyback Tax”) on certain repurchases of stock by publicly traded U.S. corporations, such as Devon, after December 31, 2022. The Biden Administration has proposed increasing the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether and when such a change in the amount of the Stock Buyback Tax could be enacted and take effect.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain a corporate information security policy and program (the “Program”) designed to identify, assess and appropriately manage risk from cybersecurity threats to help maintain operational continuity and protect Devon’s networks, systems and other assets, as well as the significant amount of information we use to run our business. We employ a variety of tools designed to identify, assess and manage cybersecurity threats, including monitoring and detection programs, network security measures, firewall monitoring devices and encryption of critical data. As part of the Program, we perform cybersecurity risk assessments of certain third-party vendors of the Company, including technology vendor and key operational suppliers and service providers. These assessments are intended to identify potential risks to Devon associated with our use of third-party vendors and, where appropriate, to recommend and implement mitigating controls or solutions. In addition, Devon maintains disaster recovery plans related to cybersecurity incidents as part of our broader corporate emergency preparedness program, and our employees receive cybersecurity awareness training as part of both new-hire onboarding and through periodic refresher courses.

We have made efforts to align the Program with the National Institute of Standards and Technology Cybersecurity Framework for risk management, and we conduct an annual assessment to identify areas for potential improvement and benchmark maturity relative to peers and other companies, as well as industry and other relevant standards. Moreover, we perform regular internal testing of our systems and programs, including disaster recovery exercises and tabletop exercises. We supplement these internal efforts by periodically engaging third-party organizations to separately review and stress-test the Program.

The Program is administered by our Digital Security team, which is led by our Manager of Digital Security. The Digital Security team meets at least weekly to discuss any cybersecurity incidents and related response actions, emerging cybersecurity threats facing the Company and preventative measures. It is important to Devon that members of our Digital Security team have the necessary expertise to oversee the Program and its related technologies, platforms and applications, whether through educational background, experience, technical certifications or other training. The Manager of Digital Security has over 12 years of cybersecurity experience, a degree in management information systems and multiple certifications relating to security, risk and information systems, including a security leadership certification.

Cybersecurity risk is an area of focus for our Board of Directors, and we include cybersecurity and related risks in our enterprise-wide risk-management framework that annually assesses risks to the Company. This year-round assessment of risk is guided by our Internal Audit team and involves our Board of Directors, management and certain internal subject matter experts. The Audit Committee of our Board of Directors has oversight of Devon’s risks from cybersecurity threats and reviews the steps management has taken to monitor and address such risks. Our management team provides quarterly updates to the Audit Committee on activities and other developments impacting Devon’s cybersecurity. These updates cover a variety of topics, including, among other things, (i) regular reviews of certain cybersecurity metrics for the Company, (ii) status reviews of our cybersecurity initiatives and the results of benchmarking or other assessments of the Program and (iii) briefings on current events or trends relating to cybersecurity. Our full Board of Directors also receives regular updates from our management team regarding the Program, as well as reports from the Audit Committee.

As of the date of this report, Devon is not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect Devon. For information on the risks associated with cybersecurity threats, see “Item 1A. Risks Factors.”

Item 3. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the matters noted below, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 18 in “Item 8. Financial Statements and Supplementary Data” of this report.

On April 7, 2020, WPX Energy, Inc., a wholly-owned subsidiary of the Company, received a notice of violation from the EPA relating to specific historical air emission events occurring on the Fort Berthold Indian Reservation in North Dakota. On July 22, 2022, we received an updated notice of violation from the EPA relating to the same underlying events. On June 4, 2021, we received a notice of violation from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC, a wholly-owned subsidiary of the Company, during 2020 in western Texas. On February 1, 2023, we received a notice of violation from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC during 2020 in New Mexico. On June 1, 2023, we received a notice of violation from the EPA relating to alleged air permit violations by Devon Energy Production Company, L.P., a wholly-owned subsidiary of the Company, during 2020 and 2022 in New Mexico. The Company has been engaging with the EPA to resolve each of these matters. Although these matters are ongoing and management cannot predict their ultimate outcome, the resolution of each of these matters may result in a fine or penalty in excess of $300,000.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the “DVN” ticker symbol. On February 14, 2024, there were 11,446 holders of record of our common stock. We began paying regular quarterly cash dividends in the second quarter of 1993. Devon currently has a strategy to return approximately 70% of our free cash flow to shareholders through a fixed dividend, variable dividend and share repurchases. Under this strategy, Devon plans to pay, on a quarterly basis, a fixed dividend. Additionally, Devon could potentially return cash to shareholders through a variable dividend amount and share repurchases. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of the Board of Directors and will depend on Devon’s financial results, cash requirements, future prospects and other factors deemed relevant by the Devon Board. In determining the amount of the quarterly fixed dividend, the Board expects to consider a number of factors, including Devon’s financial condition, the commodity price environment and a general target of paying out up to 15% of operating cash flow through the fixed dividend. Each quarter's free cash flow, which is a non-GAAP measure, is computed as operating cash flow (a GAAP measure) before balance sheet changes less capital expenditures. A number of factors will be considered when determining if a variable dividend payment and share repurchases will be made. Devon expects that the most critical factors will consist of Devon’s financial condition, including its cash balances and leverage metrics, as well as the commodity price outlook. Additional information on our dividends can be found in Note 17 in “Item 8. Financial Statements and Supplementary Data” of this report.

Performance Graph

The following graph compares the cumulative TSR over a five-year period on Devon’s common stock with the cumulative total returns of the S&P 500 Index and the SPDR Oil and Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2018 in Devon’s common stock, the S&P 500 Index and the XOP U.S. Equity Index and dividends have been reinvested subsequent to the initial investment.

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

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock that were made by us during the fourth quarter of 2023 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	2	$46.49	—	$948
November 1 - November 30	2,918	$45.27	2,917	$816
December 1 - December 31	2,549	$45.05	2,548	$701
Total	5,469	$45.17	5,465

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately 3,000 shares received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. In 2022, we announced the expansions of this program ultimately to $2.0 billion and extended the expiration date to May 4, 2023. In 2023, we announced a further expansion to $3.0 billion and extended the expiration date to December 31, 2024. In the fourth quarter of 2023, we repurchased 5.5 million common shares for $247 million, or $45.17 per share, under this share repurchase program. For additional information, see Note 17 in “Item 8. Financial Statements and Supplementary Data” of this report.

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

The following discussion and analyses primarily focus on 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Executive Overview

We are a leading independent oil and natural gas exploration and production company whose operations are focused onshore in the United States. Our operations are currently focused in five core areas: the Delaware Basin, Eagle Ford, Anadarko Basin, Williston Basin and Powder River Basin. Our asset base is underpinned by premium acreage in the economic core of the Delaware Basin and our diverse, top-tier resource plays provide a deep inventory of opportunities for years to come. In the third quarter of 2022, we acquired additional producing properties and leasehold interests in both the Williston Basin and Eagle Ford that were complementary to our existing acreage, offered operational synergies and added additional high-quality inventory to our portfolio. Moving forward into 2024, we plan to refine our capital allocation by further concentrating investment in the Delaware Basin. By shifting more capital to the core of this world-class basin and high-grading activity across the rest of our diversified portfolio, we anticipate delivering meaningful improvements to our capital efficiency which will position us to generate growth in free cash flow which can be returned to shareholders.

We remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items for 2023:

•
Oil production totaled 320 MBbls/d, which is a 7% increase year over year.
•
Through 2023, completed approximately 77% of our authorized $3.0 billion share repurchase program, with approximately 45 million of our common shares repurchased for approximately $2.3 billion, or $51.05 per share, since inception of the plan.
•
Retired $242 million of senior notes.
•
Exited with $3.9 billion of liquidity, including $0.9 billion of cash.
•
Generated $6.5 billion of operating cash flow.
•
Including variable dividends, paid dividends of approximately $1.9 billion.
•
Earnings attributable to Devon were $3.7 billion, or $5.84 per diluted share.
•
Core earnings (Non-GAAP) were $3.7 billion, or $5.71 per diluted share.

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

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices which can be incredibly volatile due to several varying factors. Commodity prices strengthened during 2022 as the continued recovery from the COVID-19 pandemic increased demand for oil and gas commodities, while economic sanctions imposed on Russia and restraint from OPEC+ on production growth both simultaneously impacted the supply of these commodities. In 2023, commodity prices weakened primarily due to economic uncertainty surrounding inflation and increased interest rates as well as certain geopolitical events. The graphs below show the trends in commodity prices over the past three years and their related impact on our net earnings, operating cash flow and capital investments.

As we dependably generate strong cash flow results as shown above, we will continue to prioritize delivering cash returns to shareholders through share repurchases and our fixed plus variable dividend strategy while maintaining a strong liquidity position. Since the inception of our authorized $3.0 billion share repurchase program, we have repurchased approximately 45 million common shares for approximately $2.3 billion, or $51.05 per share. We also returned value to shareholders by paying dividends of approximately $1.9 billion during 2023. We exited 2023 with $3.9 billion of liquidity, comprised of $0.9 billion of cash and $3.0 billion of available credit under our 2023 Senior Credit Facility. We currently have $6.2 billion of debt outstanding, of which approximately $483 million is classified as short-term. Additionally, to help mitigate the volatility of commodity prices and protect ourselves from downside risk, we currently have approximately 30% and 20% of our anticipated 2024 oil and gas production hedged, respectively.

Business and Industry Outlook

In 2023, Devon marked its 52nd anniversary in the oil and gas business and its 35th year as a public company. We generated nearly $6.5 billion of operating cash flow in 2023 as a result of the strength of our portfolio of assets and our operational execution. Our portfolio benefited from highly complementary assets that were acquired in 2022. Our 2023 operating cash flow was materially lower than 2022 as commodity prices declined from 2022 highs and cost inflation increased in 2023.

We remain committed to continuing our track record of industry leading return of capital to our shareholders, underpinned by low capital reinvestment rates and a disciplined, returns-driven strategy which is designed to be successful through economic cycles. In line with this strategy, we returned $2.8 billion of cash to shareholders through fixed and variable cash dividends and share repurchases in 2023. For 2024, we are targeting approximately 70% of our free cash flow to be returned to shareholders through cash dividends and share repurchases.

In 2023, WTI oil prices averaged $77.62 per Bbl versus $94.39 per Bbl in 2022, reflecting a downward trend as oil prices remained volatile even with continued capital discipline by global oil producers. The market price for crude oil is currently expected to be lower in 2024 due to concerns of a global economic slowdown driven by high interest rates and high inflation that could weaken economic activity and oil demand. Additionally, oil prices could remain volatile as uncertainty still exists from the impact of sanctioned Russian oil in the global market, as well as actions taken by OPEC+ countries in supporting a balanced global crude supply. Growing supply from U.S. oil producers could also weigh down prices in 2024 by dampening the impact of OPEC+ supply cuts. Henry Hub natural gas prices fell in 2023, averaging $2.74 per Mcf compared to $6.65 per Mcf in 2022. For 2024, natural gas prices are expected to remain consistent with 2023 prices due to high storage levels from an abundance of supply and milder winter weather, weakening economic conditions in some sectors leading to lower demand, and continued alternative energy diversification. Our 2024 cash flow is partly protected from commodity price volatility due to our current hedge position that covers approximately 30% of our anticipated oil volumes and 20% of our anticipated gas volumes. In order to further insulate our cash flow, we continue to examine and, when appropriate, execute attractive regional basis swap hedges to protect price realizations across our portfolio.

Our commitment to capital discipline and capital efficiency remains unchanged with our 2024 capital program. Similar to 2023, the majority of our 2024 capital, or approximately 60%, is expected to be focused on our highest returning oil play, the Delaware Basin. The remainder of our 2024 capital will continue to be deployed to our other core areas of Eagle Ford, Williston Basin, Anadarko Basin and Powder River Basin but with a reduced activity level in some of these areas, particularly the Williston Basin. Our 2024 capital is expected to be approximately 10% lower than 2023 due to this activity reduction and due to other identified cost reductions. Our capital efficiency is expected to improve as lower 2024 capital offsets the impact of lower oil production from reduced 2024 activity. Due to our strategy of spending within cash flow, we expect to continue generating material amounts of free cash flow for 2024.

Results of Operations

The following graph, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests. Analysis of the change in net earnings is shown below.

Our 2023 net earnings were $3.8 billion, compared to net earnings of $6.0 billion for 2022. The graph below shows the change in net earnings from 2022 to 2023. The material changes are further discussed by category on the following pages.

Production Volumes

	2023	% of Total	2022	Change
Oil (MBbls/d)
Delaware Basin	211	66%	210	0%
Eagle Ford	42	13%	24	74%
Anadarko Basin	14	4%	14	1%
Williston Basin	36	11%	33	9%
Powder River Basin	14	5%	14	0%
Other	3	1%	4	-10%
Total	320	100%	299	7%

	2023	% of Total	2022	Change
Gas (MMcf/d)
Delaware Basin	657	62%	607	8%
Eagle Ford	82	8%	67	21%
Anadarko Basin	238	22%	221	8%
Williston Basin	58	6%	61	-4%
Powder River Basin	18	2%	19	-4%
Other	1	0%	1	22%
Total	1,054	100%	976	8%

	2023	% of Total	2022	Change
NGLs (MBbls/d)
Delaware Basin	107	66%	103	4%
Eagle Ford	15	9%	10	52%
Anadarko Basin	28	17%	25	14%
Williston Basin	9	6%	9	7%
Powder River Basin	2	1%	2	-2%
Other	1	1%	—	N/M
Total	162	100%	149	9%

	2023	% of Total	2022	Change
Combined (MBoe/d)
Delaware Basin	427	65%	414	3%
Eagle Ford	71	11%	45	56%
Anadarko Basin	82	12%	76	8%
Williston Basin	54	8%	51	6%
Powder River Basin	19	3%	19	-1%
Other	5	1%	5	-2%
Total	658	100%	610	8%

From 2022 to 2023, the change in volumes contributed to a $1.0 billion increase in earnings. The increase in volumes was primarily due to an acquisition in the Eagle Ford, which closed in the third quarter of 2022, as well as continued development in the Delaware Basin and Anadarko Basin.

Realized Prices

	2023	Realization	2022	Change
Oil (per Bbl)
WTI index	$77.62		$94.39	-18%
Realized price, unhedged	$75.98	98%	$94.11	-19%
Cash settlements	$(0.28)		$(9.38)
Realized price, with hedges	$75.70	98%	$84.73	-11%

	2023	Realization	2022	Change
Gas (per Mcf)
Henry Hub index	$2.74		$6.65	-59%
Realized price, unhedged	$1.83	67%	$5.47	-67%
Cash settlements	$0.20		$(0.93)
Realized price, with hedges	$2.03	74%	$4.54	-55%

	2023	Realization	2022	Change
NGLs (per Bbl)
WTI index	$77.62		$94.39	-18%
Realized price, unhedged	$20.48	26%	$34.18	-40%
Cash settlements	$—		$—
Realized price, with hedges	$20.48	26%	$34.18	-40%

	2023	2022	Change
Combined (per Boe)
Realized price, unhedged	$44.96	$63.20	-29%
Cash settlements	$0.19	$(6.08)
Realized price, with hedges	$45.15	$57.12	-21%

From 2022 to 2023, realized prices contributed to a $4.3 billion decrease in earnings. Unhedged realized oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices. The decrease in index prices was partially offset by hedge cash settlements related to oil and gas commodities.

Hedge Settlements

	2023	2022	Change
	Q
Oil	$(33)	$(1,025)	97%
Natural gas	80	(331)	124%
Total cash settlements (1)	$47	$(1,356)	103%

(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

Production Expenses

	2023	2022	Change
LOE	$1,428	$1,071	33%
Gathering, processing & transportation	702	693	1%
Production taxes	713	954	-25%
Property taxes	85	79	8%
Total	$2,928	$2,797	5%
Per Boe:
LOE	$5.95	$4.81	24%
Gathering, processing & transportation	$2.92	$3.11	-6%
Percent of oil, gas and NGL sales:
Production taxes	6.6%	6.8%	-2%

LOE expenses and LOE per BOE increased primarily due to acquisitions in the Eagle Ford and Williston Basin that both closed in the third quarter of 2022, along with inflation and higher volumes resulting from increased activity in the Delaware Basin and Anadarko Basin. This is partially offset by decreased production taxes due to lower commodity prices.

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

	2023	$ per BOE	2022	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$5,359	$34.38	$8,074	$53.39
Eagle Ford	1,074	$41.71	870	$52.68
Anadarko Basin	508	$16.94	968	$35.00
Williston Basin	586	$29.43	867	$46.28
Powder River Basin	277	$40.16	401	$57.39
Other	59	N/M	105	N/M
Total	$7,863	$32.76	$11,285	$50.65

DD&A

	2023	2022	Change
Oil and gas per Boe	$10.27	$9.52	8%

Oil and gas	$2,464	$2,119	16%
Other property and equipment	90	104	-14%
Total	$2,554	$2,223	15%

DD&A and our oil and gas per BOE rate both increased in 2023 primarily due to acquisitions in the Eagle Ford and Williston Basin which both closed in the third quarter of 2022. Increased activity in the Delaware Basin and Anadarko Basin also led to an increase in DD&A.

General and Administrative Expense

	2023	2022	Change
G&A per Boe	$1.70	$1.77	-4%

Labor and benefits	$210	$229	-8%
Non-labor	198	166	19%
Total	$408	$395	3%

Other Items

	2023	2022	Change in earnings
Commodity hedge valuation changes (1)	$71	$698	$(627)
Marketing and midstream operations	(60)	(35)	(25)
Exploration expenses	20	29	9
Asset dispositions	(30)	(44)	(14)
Net financing costs	308	309	1
Other, net	38	(95)	(133)
			$(789)

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

In 2023, asset dispositions include a $64 million gain related to the difference between the fair value and the book value of assets contributed to the Water JV, which was partially offset by a $33 million loss related to the re-valuation of contingent earnout payments associated with divested Barnett assets. In 2022, asset dispositions include a $42 million gain related to the re-valuation of contingent earnout payments associated with divested Barnett Shale assets. For additional information, see Note 2 in “Item 8. Financial Statements and Supplementary Data” of this report.

For discussion on other, net, see Note 6 in “Item 8. Financial Statements and Supplementary Data” of this report.

Income Taxes

	2023	2022
Current expense	$465	$559
Deferred expense	376	1,179
Total expense	$841	$1,738
Current tax rate	10%	7%
Deferred tax rate	8%	15%
Effective income tax rate	18%	22%

For discussion on income taxes, see Note 7 in “Item 8. Financial Statements and Supplementary Data” of this report. Our 2023 current rate is below the 15% stated rate in the CAMT due to utilization of tax credits and favorable AFSI adjustments, including depreciation and other items. While our 2023 current income tax rate was 10%, we expect our 2024 income tax rate could approach the mid-teens, depending on commodity prices among other factors.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the time periods presented below.

	Year Ended December 31,
	2023	2022
Operating cash flow	$6,544	$8,530
Capital expenditures	(3,883)	(2,542)
Acquisitions of property and equipment	(64)	(2,583)
Divestitures of property and equipment	26	39
Investment activity, net	(21)	(37)
Debt activity, net	(242)	—
Repurchases of common stock	(979)	(718)
Common stock dividends	(1,858)	(3,379)
Noncontrolling interest activity, net	(8)	(30)
Shares traded for taxes and other	(94)	(97)
Net change in cash, cash equivalents and restricted cash	$(579)	$(817)
Cash, cash equivalents and restricted cash at end of period	$875	$1,454

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all of our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for dividends, share repurchases and debt repayments.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Year Ended December 31,
	2023	2022
Delaware Basin	$2,257	$1,678
Eagle Ford	775	229
Anadarko Basin	196	157
Williston Basin	312	158
Powder River Basin	177	149
Other	6	9
Total oil and gas	3,723	2,380
Midstream	81	92
Other	79	70
Total capital expenditures	$3,883	$2,542

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for 2023 represent approximately 60% of our operating cash flow.

Acquisitions of Property and Equipment

During 2022, we paid $2.6 billion toward acquisitions of producing properties and leasehold interests located in the Eagle Ford and Williston Basin, which were completed in the third quarter of 2022. For additional information, please see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

Divestitures of Property and Equipment

During 2023 and 2022, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

Investment Activity

During 2023 and 2022, Devon received distributions from our investments of $32 million and $39 million, respectively. Devon contributed $53 million and $76 million to our investments during 2023 and 2022, respectively.

Debt Activity

During 2023, we repaid $242 million of senior notes at maturity.

Shareholder Distributions and Stock Activity

We repurchased 19.1 million shares of common stock for $979 million in 2023 and 11.7 million shares of common stock for $718 million in 2022 under the share repurchase program authorized by our Board of Directors. For additional information, see Note 17 in “Item 8. Financial Statements and Supplementary Data” in this report.

The following table summarizes our common stock dividends in 2023 and 2022. Devon has raised its fixed dividend multiple times over the past two calendar years to $0.20 per share beginning in the first quarter of 2023. In addition to the fixed quarterly dividend, we paid a variable dividend in each quarter of 2023 and 2022. For additional information, see Note 17 in “Item 8. Financial Statements and Supplementary Data” of this report.

	Fixed	Variable	Total	Rate Per Share
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Third quarter	127	185	312	$0.49
Fourth quarter	127	361	488	$0.77
Total year-to-date	$515	$1,343	$1,858
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Fourth quarter	117	758	875	$1.35
Total year-to-date	$448	$2,931	$3,379

Noncontrolling Interest Activity

During 2023, we received $37 million of contributions from our noncontrolling interests in CDM. During 2023 and 2022, we distributed $45 million and $30 million, respectively, to our noncontrolling interests in CDM.

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

Operating Cash Flow

Key inputs into determining our planned capital investment is the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of 2023, we held approximately $900 million of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of December 31, 2023 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2024. The currently elevated level of cost inflation has eroded, and could continue to erode, our cost efficiencies gained over previous years and pressure our margin in 2024. Despite this, we expect to continue generating material amounts of free cash flow at current commodity price levels due to our strategy of spending within cash flow.

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

Credit Availability

We have $3.0 billion of available borrowing capacity under our 2023 Senior Credit Facility at December 31, 2023. The 2023 Senior Credit Facility matures on March 24, 2028, with the option to extend the maturity date by three additional one-year periods subject to lender consent. The 2023 Senior Credit Facility supports our $3.0 billion of short-term credit under our commercial paper program. As of December 31, 2023, there were no borrowings under our commercial paper program. See Note 13 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of December 31, 2023, we were in compliance with this covenant with a 22% debt-to-capitalization ratio.

Our access to funds from the 2023 Senior Credit Facility is not subject to a specific funding condition requiring the absence of a “material adverse effect”. It is not uncommon for credit agreements to include such provisions. In general, these provisions can remove the obligation of the banks to fund the credit line if any condition or event would reasonably be expected to have a material and adverse effect on the borrower’s financial condition, operations, properties or business considered as a whole, the borrower’s ability to make timely debt payments or the enforceability of material terms of the credit agreement. While our credit agreement includes provisions qualified by material adverse effect as well as a covenant that requires us to report a condition or event having a material adverse effect, the obligation of the banks to fund the 2023 Senior Credit Facility is not conditioned on the absence of a material adverse effect.

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

Cash Returns to Shareholders

We are committed to returning approximately 70% of our free cash flow to shareholders through a fixed dividend, variable dividend and share repurchases. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. In addition to the fixed quarterly dividend, we may pay a variable dividend or complete share repurchases. Each quarter’s free cash flow, which is a non-GAAP measure, is computed as operating cash flow (a GAAP measure) before balance sheet changes less capital expenditures. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In February 2024, Devon raised its fixed dividend by 10%, to $0.22 per share, and announced a cash dividend in the amount of $0.44 per share payable in the first quarter of 2024. The dividend consists of a fixed quarterly dividend in the amount of approximately $140 million (or $0.22 per share) and a variable dividend in the amount of approximately $140 million (or $0.22 per share).

Our Board of Directors has authorized a $3.0 billion share repurchase program that expires on December 31, 2024. Through February 23, 2024, we had executed $2.4 billion of the authorized program.

Capital Expenditures

Our 2024 capital expenditure budget is expected to be approximately $3.3 billion to $3.6 billion, which is approximately 10% lower than our 2023 capital expenditures. In 2024, we plan to refine our capital allocation by further concentrating investment in the Delaware Basin.

Contractual Obligations

As of December 31, 2023, our material contractual obligations include debt, interest expense, asset retirement obligations, lease obligations, retained obligations related to our divested Canadian business, operational agreements, drilling and facility obligations and various tax obligations. As discussed above, we estimate the combination of our sources of capital will continue to be adequate to fund our short- and long-term contractual obligations. See Notes 5, 7, 13, 14, 15 and 18 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

In February 2024, Devon committed to invest approximately $90 million in a geothermal technology company and expects to fund the commitment throughout 2024.

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

Once a well is drilled, the determination that proved reserves have been discovered may take considerable time and requires both judgment and application of industry experience. Development wells are always capitalized. Costs associated with drilling an exploratory well are initially capitalized, or suspended, pending a determination as to whether proved reserves have been found. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs to determine whether the costs should continue to remain capitalized or shall be expensed. When making this determination, management considers current activities, near-term plans for additional exploratory or appraisal drilling and the likelihood of reaching a development program. If management determines future development activities and the determination of proved reserves are unlikely to occur, the associated suspended exploratory well costs are recorded as dry hole expense and reported in exploration expense in the consolidated statements of comprehensive earnings. Otherwise, the costs of exploratory wells remain capitalized. At December 31, 2023, all material suspended well costs have been suspended for less than one year.

Similar to the evaluation of suspended exploratory well costs, costs for undeveloped leasehold, for which reserves have not been proven, must also be evaluated for continued capitalization or impairment. At the end of each quarter, management assesses undeveloped leasehold costs for impairment by considering future drilling plans, drilling activity results, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. At December 31, 2023, Devon had approximately $501 million of undeveloped leasehold costs. Of the remaining undeveloped leasehold costs at December 31, 2023, none is scheduled to expire in 2024.

Reserves

Our estimates of proved and proved developed reserves are a major component of DD&A calculations. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Our engineers prepare our reserve estimates. We then subject certain of our reserve estimates to audits performed by a third-party petroleum consulting firm. In 2023, 90% of our proved reserves were subjected to such an audit.

The passage of time provides additional information which may result in revisions to previous estimates to reflect updated information. In the past five years, annual revisions other than price to our proved reserve estimates, which have been both increases and decreases in individual years, have averaged approximately 3% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. For example, revisions may be driven broadly by economic factors such as significant changes in operating costs, or they may be more focused such as in a given area or reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

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

None of our oil and gas assets were at risk of impairment as of December 31, 2023.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during 2023 for Devon, but the Merger did cause an ownership change for WPX.

On August 16, 2022, the IRA was signed into law and included various income tax related provisions with an effective date beginning in 2023. Among the enacted provisions are a 15% CAMT and several new and expanded clean energy credits and incentives. The CAMT will be assessed on applicable corporations with an average annual AFSI that exceeds $1 billion for the preceding three consecutive years. We have made an accounting policy election to not consider the effects of the CAMT on the realizability of our deferred tax assets, carryforwards and other tax credits and will instead account for any such effects as a period cost when they arise. We believe we are subject to the CAMT as we had an average annual AFSI that exceeded $1 billion for the three-year period ended December 31, 2022. Incremental taxes attributable to the CAMT are possible and such taxes may be significant.

Non-GAAP Measures

Core Earnings

We make reference to “core earnings attributable to Devon” and “core earnings per share attributable to Devon” in “Overview of 2023 Results” in this Item 7 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our quarterly financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for 2023 and 2022 relate to asset dispositions, noncash asset impairments (including unproved asset impairments), deferred tax asset valuation allowance and fair value changes in derivative financial instruments.

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

Below are reconciliations of our core earnings and earnings per share to their comparable GAAP measures.

	Year Ended December 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2023
Earnings attributable to Devon (GAAP)	$4,623	$3,782	$3,747	$5.84
Adjustments:
Asset dispositions	(30)	(24)	(24)	(0.04)
Asset and exploration impairments	5	3	3	—
Deferred tax asset valuation allowance	—	(1)	(1)	—
Fair value changes in financial instruments	(74)	(58)	(58)	(0.09)
Core earnings attributable to Devon (Non-GAAP)	$4,524	$3,702	$3,667	$5.71
2022
Earnings attributable to Devon (GAAP)	$7,775	$6,037	$6,015	$9.12
Adjustments:
Asset dispositions	(44)	(34)	(34)	(0.05)
Asset and exploration impairments	13	10	10	0.02
Deferred tax asset valuation allowance	—	17	17	0.03
Fair value changes in financial instruments	(690)	(532)	(532)	(0.81)
Core earnings attributable to Devon (Non-GAAP)	$7,054	$5,498	$5,476	$8.31
2021
Earnings attributable to Devon (GAAP)	$2,898	$2,833	$2,813	$4.19
Adjustments:
Asset dispositions	(168)	(129)	(129)	(0.19)
Asset and exploration impairments	6	5	5	0.01
Deferred tax asset valuation allowance	—	(639)	(639)	(0.95)
Change in tax legislation	—	60	60	0.09
Fair value changes in financial instruments	82	63	63	0.09
Restructuring and transaction costs	258	224	224	0.33
Early retirement of debt	(30)	(23)	(23)	(0.04)
Core earnings attributable to Devon (Non-GAAP)	$3,046	$2,394	$2,374	$3.53

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Year Ended December 31,
	2023	2022	2021
Net earnings (GAAP)	$3,782	$6,037	$2,833
Financing costs, net	308	309	329
Income tax expense	841	1,738	65
Exploration expenses	20	29	14
Depreciation, depletion and amortization	2,554	2,223	2,158
Asset dispositions	(30)	(44)	(168)
Share-based compensation	92	87	77
Derivative and financial instrument non-cash valuation changes	(71)	(698)	82
Restructuring and transaction costs	—	—	258
Accretion on discounted liabilities and other	38	(95)	(43)
EBITDAX (Non-GAAP)	7,534	9,586	5,605
Marketing and midstream revenues and expenses, net	60	35	19
Commodity derivative cash settlements	(47)	1,356	1,462
General and administrative expenses, cash-based	316	308	314
Field-level cash margin (Non-GAAP)	$7,863	$11,285	$7,400

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

Commodity Price Risk

Our major market risk exposure is the pricing applicable to our oil, gas and NGL production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our gas and NGL production. Pricing for oil and gas production has been volatile and unpredictable as discussed in “Item 1A. Risk Factors” of this report. Consequently, we systematically hedge a portion of our production through various financial transactions. The key terms to our oil and gas derivative financial instruments as of December 31, 2023 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At December 31, 2023, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $200 million.

Interest Rate Risk

At December 31, 2023, we had total debt of $6.2 billion. All of our debt is based on fixed interest rates averaging 5.7%.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Devon Energy Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Estimate of proved oil and gas reserves used in the depletion of proved oil and gas properties

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company calculates depletion for its proved oil and gas properties subject to amortization using a units-of-production method. The rates used to deplete the balance of oil and gas properties subject to amortization are set using the estimate of proved oil and gas reserves by common operating field. Under the units-of-production method, a rate is set annually using the beginning of year balance of oil and gas properties subject to amortization and estimated proved oil and gas reserves for each common operating field. That rate is then applied to production throughout the year to determine the amount of depletion expense to be recorded by common operating field. The Company also periodically evaluates whether changes in the estimated proved oil and gas reserves for each common operating field have occurred that would require a change in the rate of depletion to be applied to the production realized. The Company’s internal reservoir engineers estimate proved oil and gas reserves, and the Company engages external reservoir engineers to perform an independent evaluation of a portion of the estimates of proved oil and gas reserves. The company recorded depletion expense of $2.5 billion for the year ended December 31, 2023.

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

Oklahoma City, Oklahoma

February 28, 2024

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2023	2022	2021
	(Millions, except per share amounts)
Oil, gas and NGL sales	$10,791	$14,082	$9,531
Oil, gas and NGL derivatives	118	(658)	(1,544)
Marketing and midstream revenues	4,349	5,745	4,219
Total revenues	15,258	19,169	12,206
Production expenses	2,928	2,797	2,131
Exploration expenses	20	29	14
Marketing and midstream expenses	4,409	5,780	4,238
Depreciation, depletion and amortization	2,554	2,223	2,158
Asset dispositions	(30)	(44)	(168)
General and administrative expenses	408	395	391
Financing costs, net	308	309	329
Restructuring and transaction costs	—	—	258
Other, net	38	(95)	(43)
Total expenses	10,635	11,394	9,308
Earnings before income taxes	4,623	7,775	2,898
Income tax expense	841	1,738	65
Net earnings	3,782	6,037	2,833
Net earnings attributable to noncontrolling interests	35	22	20
Net earnings attributable to Devon	$3,747	$6,015	$2,813
Net earnings per share:
Basic net earnings per share	$5.86	$9.15	$4.20
Diluted net earnings per share	$5.84	$9.12	$4.19
Comprehensive earnings (loss):
Net earnings	$3,782	$6,037	$2,833
Other comprehensive earnings (loss), net of tax:
Pension and postretirement plans	(8)	16	(5)
Other comprehensive earnings (loss), net of tax	(8)	16	(5)
Comprehensive earnings:	3,774	6,053	2,828
Comprehensive earnings attributable to noncontrolling interests	35	22	20
Comprehensive earnings attributable to Devon	$3,739	$6,031	$2,808

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$875	$1,454
Accounts receivable	1,573	1,767
Inventory	249	201
Other current assets	460	469
Total current assets	3,157	3,891
Oil and gas property and equipment, based on successful efforts accounting, net	17,825	16,567
Other property and equipment, net ($136 million and $109 million related to CDM in 2023 and 2022, respectively)	1,503	1,539
Total property and equipment, net	19,328	18,106
Goodwill	753	753
Right-of-use assets	267	224
Investments	666	440
Other long-term assets	319	307
Total assets	$24,490	$23,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$760	$859
Revenues and royalties payable	1,222	1,506
Short-term debt	483	251
Other current liabilities	484	489
Total current liabilities	2,949	3,105
Long-term debt	5,672	6,189
Lease liabilities	295	257
Asset retirement obligations	643	511
Other long-term liabilities	876	900
Deferred income taxes	1,838	1,463
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 636 million and 653 million shares in 2023 and 2022, respectively	64	65
Additional paid-in capital	5,939	6,921
Retained earnings	6,195	4,297
Accumulated other comprehensive loss	(124)	(116)
Treasury stock, at cost, 0.3 million shares in 2023	(13)	—
Total stockholders’ equity attributable to Devon	12,061	11,167
Noncontrolling interests	156	129
Total equity	12,217	11,296
Total liabilities and equity	$24,490	$23,721

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net earnings	$3,782	$6,037	$2,833
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	2,554	2,223	2,158
Leasehold impairments	5	12	4
Amortization of liabilities	(16)	(31)	(27)
Total (gains) losses on commodity derivatives	(118)	658	1,544
Cash settlements on commodity derivatives	47	(1,356)	(1,462)
Gains on asset dispositions	(30)	(44)	(168)
Deferred income tax expense	376	1,179	49
Share-based compensation	93	88	99
Early retirement of debt	—	—	(30)
Other	(5)	(10)	15
Changes in assets and liabilities, net	(144)	(226)	(116)
Net cash from operating activities	6,544	8,530	4,899
Cash flows from investing activities:
Capital expenditures	(3,883)	(2,542)	(1,989)
Acquisitions of property and equipment	(64)	(2,583)	(18)
Divestitures of property and equipment	26	39	79
WPX acquired cash	—	—	344
Distributions from investments	32	39	35
Contributions to investments and other	(53)	(76)	(25)
Net cash from investing activities	(3,942)	(5,123)	(1,574)
Cash flows from financing activities:
Repayments of long-term debt	(242)	—	(1,243)
Early retirement of debt	—	—	(59)
Repurchases of common stock	(979)	(718)	(589)
Dividends paid on common stock	(1,858)	(3,379)	(1,315)
Contributions from noncontrolling interests	37	—	4
Distributions to noncontrolling interests	(45)	(30)	(21)
Acquisition of noncontrolling interests	—	—	(24)
Shares exchanged for tax withholdings and other	(97)	(86)	(45)
Net cash from financing activities	(3,184)	(4,213)	(3,292)
Effect of exchange rate changes on cash	3	(11)	1
Net change in cash, cash equivalents and restricted cash	(579)	(817)	34
Cash, cash equivalents and restricted cash at beginning of period	1,454	2,271	2,237
Cash, cash equivalents and restricted cash at end of period	$875	$1,454	$2,271

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$853	$1,314	$2,099
Restricted cash	22	140	172
Total cash, cash equivalents and restricted cash	$875	$1,454	$2,271

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity

Balance as of December 31, 2020	382	$38	$2,766	$208	$(127)	$—	$134	$3,019
Net earnings	—	—	—	2,813	—	—	20	2,833
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	—	(5)
Restricted stock grants, net of cancellations	6	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(633)	—	(633)
Common stock retired	(16)	(1)	(632)	—	—	633	—	—
Common stock dividends	—	—	—	(1,329)	—	—	—	(1,329)
Common stock issued	290	29	5,403	—	—	—	—	5,432
Share-based compensation	1	—	99	—	—	—	—	99
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	6,015	—	—	22	6,037
Other comprehensive earnings, net of tax	—	—	—	—	16	—	—	16
Restricted stock grants, net of cancellations	2	1	3	—	—	—	—	4
Common stock repurchased	—	—	—	—	—	(808)	—	(808)
Common stock retired	(13)	(2)	(806)	—	—	808	—	—
Common stock dividends	—	—	—	(3,410)	—	—	—	(3,410)
Share-based compensation	1	—	88	—	—	—	—	88
Distributions to noncontrolling interests	—	—	—	—	—	—	(30)	(30)
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	3,747	—	—	35	3,782
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	—	(8)
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(8)	—	—	(1,081)	—	(1,089)
Common stock retired	(20)	(1)	(1,067)	—	—	1,068	—	—
Common stock dividends	—	—	—	(1,849)	—	—	—	(1,849)
Share-based compensation	1	—	93	—	—	—	—	93
Contributions from noncontrolling interests	—	—	—	—	—	—	37	37
Distributions to noncontrolling interests	—	—	—	—	—	—	(45)	(45)
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217

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

Variable Interest Entity

In 2019, Devon and an affiliate of QL Capital Partners, LP (“QLCP”) formed CDM, a joint venture in the Delaware Basin. Devon holds a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets. CDM is considered a VIE to Devon.

Devon, through its controlling interest in CDM, has the power to direct the activities that significantly affect the economic performance of CDM and the obligation to absorb losses or the right to receive benefits that could be significant to CDM; therefore, Devon is considered the primary beneficiary and consolidates CDM. CDM maintains its own capital structure that is separate from Devon. During 2023, 2022 and 2021, QLCP distributions from CDM were approximately $45 million, $30 million and $20 million, respectively. During 2023 and 2021 QLCP contributions to CDM were approximately $37 million and $3 million, respectively.

The assets of CDM cannot be used by Devon for general corporate purposes and are included in and disclosed parenthetically on Devon's consolidated balance sheets. The carrying amount of liabilities related to CDM for which the creditors do not have recourse to Devon's assets are also included in and disclosed parenthetically, if material, on Devon's consolidated balance sheets.

Investments

Devon has an interest in Catalyst, which is a joint venture established among WPX, an affiliate of Howard Energy Partners, LLC (“HEP”) and certain other investors, to develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the arrangement, Devon and a holding company owned by the other joint venture investors each have a 50% voting interest in the joint venture legal entity, and HEP serves as the operator. Through 2038, Devon’s production from 50,000 net acres in the Stateline area of the Delaware Basin has been dedicated to Catalyst subject to fixed-fee oil gathering and natural gas processing agreements. Devon accounts for the investment in Catalyst as an equity method investment. Devon's share of the

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

In the second quarter of 2023, Devon made an investment in the Water JV, a joint venture entity formed with an affiliate of WaterBridge NDB LLC (“WaterBridge”), for the purpose of providing increased capacity and flexibility in disposing of produced water in the Delaware Basin and Eagle Ford. Under terms of the arrangement, Devon contributed water infrastructure assets and committed to a water gathering and disposal dedication to the Water JV through 2038, in exchange for a 30% voting interest in the joint venture legal entity. WaterBridge contributed water infrastructure assets to the Water JV, in exchange for a 70% voting interest in the joint venture legal entity and is serving as the operator. At closing of the Water JV, Devon recognized a $64 million gain in asset dispositions in the consolidated statements of comprehensive earnings, which represented the excess of the estimated fair value of Devon's interest in the Water JV over the carrying value of the water infrastructure assets Devon contributed to the Water JV. Devon accounts for the investment in the Water JV as an equity method investment. Devon's investment in the Water JV is shown within investments on the consolidated balance sheets and Devon's share of the Water JV earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

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

		Carrying Amount
Investments	% Interest	December 31, 2023	December 31, 2022
Catalyst	50%	$311	$339
Water JV	30%	216	—
Matterhorn	12.5%	90	54
Other	Various	49	47
Total		$666	$440

As of December 31, 2023, Devon’s $311 million investment in Catalyst exceeded the underlying equity in net assets by approximately $112 million. The basis difference results primarily from intangible assets associated with Devon’s acreage dedication and is amortized over the remaining 14-year term of the associated oil gathering and natural gas processing agreements. As of December 31, 2023, Devon's $216 million investment in the Water JV exceeded the underlying equity in net assets by approximately $27 million. The basis difference results primarily from acreage dedicated to the Water JV's water systems and services and is amortized over the remaining 14-year term of those water system services.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Devon's investments provided certain gathering, processing and marketing services to Devon in the ordinary course of business. The impact from these services on Devon’s consolidated statement of comprehensive earnings and consolidated balance sheet for the years ended and as of December 31, 2023 and 2022, respectively, relate primarily to Catalyst and are summarized below.

	Year ended December 31,
	2023	2022	2021
Oil, gas and NGL sales	$213	$405	$264
Production expenses	$93	$55	$42
Accounts receivable	$11	$14	$22

In February 2024, Devon committed to invest approximately $90 million in a geothermal technology company and expects to fund the commitment throughout 2024.

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
•
the fair value of contingent earnout payments; and
•
general credit risk associated with receivables and other assets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

Upstream Revenues

Upstream revenues include the sale of oil, gas and NGL production. Oil, gas and NGL sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, control has transferred and collectability of the revenue is probable. Devon’s performance obligations are satisfied at a point in time. This occurs when control is transferred to the purchaser upon delivery of contract-specified production volumes at a specified point. The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced, if required, by calendar month based on volumes at contractually based rates with payment typically received within 30 days of the end of the production month. Taxes assessed by governmental authorities on oil, gas and NGL sales are presented separately from such revenues in the accompanying consolidated statements of comprehensive earnings.

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

Contract Balances

Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered material as of December 31, 2023. Devon’s product sales and marketing contracts do not give rise to contract assets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good.

	Year Ended December 31,
	2023	2022	2021
Oil	$8,879	$10,281	$6,996
Gas	703	1,948	1,104
NGL	1,209	1,853	1,431
Oil, gas and NGL sales	10,791	14,082	9,531

Oil	3,018	3,305	2,451
Gas	572	1,163	718
NGL	759	1,277	1,050
Marketing and midstream revenues	4,349	5,745	4,219
Total revenues from contracts with customers	$15,140	$19,827	$13,750

Customers

For the year ended December 31, 2023, sales to two customers accounted for approximately 14% and 10% of Devon's sales revenue. For the year ended December 31, 2022, sales to one customer accounted for approximately 15% of Devon's sales revenue. For the year ended December 31, 2021 sales to two customers accounted for approximately 19% and 12% of Devon's sales revenue.

If any one of Devon’s major customers were to stop purchasing our production, the Company believes there are a number of other purchasers to whom the company could sell Devon’s production. If multiple significant customers were to discontinue purchasing Devon’s production abruptly, the Company believes it would have the resources needed to access alternative customers or markets and avoid or materially mitigate associated sales disruptions.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the balance sheet. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the balance sheet. Changes in the fair value of these derivative financial instruments are recorded in earnings unless specific hedge accounting criteria are met. For derivative financial instruments held during the three-year period ended December 31, 2023, Devon chose not to meet the necessary criteria to qualify its derivative financial instruments for hedge accounting treatment. Cash settlements with counterparties on Devon’s derivative financial instruments are also recorded in earnings.

By using derivative financial instruments to hedge exposures to changes in commodity prices, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally require cash collateral to be posted if either its or the counterparty’s credit rating falls below certain credit rating levels. As of December 31, 2023, Devon held no cash collateral of its counterparties nor posted collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not currently required to post collateral to its counterparties with respect to its open derivative positions, and would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

General and Administrative Expenses

G&A is reported net of amounts reimbursed by working interest owners of the oil and gas properties operated by Devon.

Share-Based Compensation

Devon grants share-based awards to members of its Board of Directors, management and employees. All such awards are measured at fair value on the date of grant and are generally recognized as a component of G&A in the accompanying consolidated statements of comprehensive earnings over the applicable requisite service periods. As a result of Devon’s restructuring activity discussed in Note 5, certain share-based awards were accelerated and recognized as a component of restructuring and transaction costs in the accompanying consolidated statements of comprehensive earnings.

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

Net Earnings Per Share Attributable to Devon

Devon’s basic earnings per share amounts have been computed based on the average number of shares of common stock outstanding for the period. Devon applies the two-class method to stock awards deemed to be participating securities. The two-class method requires allocating net earnings to both common shares and participating securities based on their respective rights to receive dividends. Diluted earnings per share is calculated using the treasury stock method to reflect the assumed issuance of common shares for all potentially dilutive securities. Such securities primarily consist of unvested restricted stock awards and unvested performance share units.

Cash, Cash Equivalents and Restricted Cash

Devon considers all highly liquid investments with original contractual maturities of three months or less to be cash equivalents. Devon also considers cash balances subject to legal and contractual restrictions as restricted cash. As of December 31, 2022 and 2021, Devon's restricted cash also included $120 million and $160 million, respectively, associated with retained obligations related to previously disposed assets. As of December 31, 2023, the cash balances associated with these obligations are no longer considered restricted cash.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventory

Devon’s inventories primarily consist of oil and NGL inventory and equipment inventory. Oil and NGL inventory are recorded at weighted average cost and carried at the lower of cost or net realizable value. Equipment inventory is valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Asset Retirement Obligations

Devon recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet unless the associated asset has already been disposed. When the assumptions used to estimate a recorded asset retirement obligation change, a revision is recorded to both the asset retirement obligation and the asset retirement cost. Devon’s asset retirement obligations also include estimated environmental remediation costs which arise from normal operations and are associated with the retirement of such long-lived assets. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.

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

Devon performed impairment tests of goodwill in the fourth quarters of 2023, 2022 and 2021. No impairment was required as a result of the annual tests in these time periods.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. Devon is evaluating the impact this ASU will have on the disclosures that accompany its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures. Under this ASU, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s “Chief Operating Decision Maker.” This ASU is effective for Devon beginning with our 2024 annual reporting and interim periods beginning in 2025. Devon is evaluating the impact this ASU will have on the disclosures that accompany its consolidated financial statements.

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

Acquisitions

In the third quarter of 2022, Devon completed its acquisition of producing properties and leasehold interests located in the Eagle Ford and Williston Basin for cash consideration of approximately $1.7 billion and $830 million, respectively, net of purchase price adjustments. The total estimated proved reserves associated with these Eagle Ford and Williston Basin assets were approximately 87 MMBoe and 66 MMBoe, respectively. Each of these acquisitions were accounted for as asset acquisitions as substantially all of the fair value was concentrated in a group of similar assets. Each of the acquisitions resulted in the purchase of producing properties and leasehold interests in a defined geographical and geological area, and substantially all of the assets have similar risk characteristics.

Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first quarter of 2024 and $65 million in the first quarter of 2023 and 2022. Devon could also receive up to an additional $65 million in contingent earnout payments for the remaining performance period depending on future commodity prices. The valuation of the future contingent earnout payment included within other current assets and other long-term assets in the December 31, 2023 consolidated balance sheet was approximately $20 million and $35 million, respectively. These values were derived utilizing a Monte Carlo valuation model and qualify as a level 3 fair value measurement.

Devon also received $4 million in contingent earnout payments in the first quarter of 2023 and 2022 related to the sale of non-core assets in the Rockies. Devon completed the sale of these non-core assets in 2021 for proceeds of $9 million, net of purchase price adjustments, and recognized a $35 million gain related to the sale.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.
Derivative Financial Instruments

Commodity Derivatives

As of December 31, 2023, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q1-Q4 2024	27,486	$77.74	60,238	$65.71	$84.89

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q1-Q4 2024	Midland Sweet	62,500	$1.17
Q1-Q4 2024	NYMEX Roll	26,000	$0.82
Q1-Q4 2025	Midland Sweet	53,000	$0.97

As of December 31, 2023, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q1-Q4 2024	187,426	$3.30	40,527	$3.78	$7.05
Q1-Q4 2025	32,904	$3.22	—	$—	$—

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q1-Q4 2024	El Paso Natural Gas	34,863	$(0.91)
Q1-Q4 2024	Houston Ship Channel	110,000	$(0.24)
Q1-Q4 2024	WAHA	44,973	$(0.58)

As of December 31, 2023, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q1-Q4 2024	Natural Gasoline	3,000	$69.11
Q1-Q4 2024	Normal Butane	3,350	$37.58
Q1-Q4 2024	Propane	3,000	$32.20

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The table below presents a summary of these positions as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$213	$(5)	$208	$138	$(19)	$119	Other current assets
Long-term derivative asset	—	—	—	12	—	12	Other long-term assets
Short-term derivative liability	(7)	5	(2)	(22)	19	(3)	Other current liabilities
Long-term derivative liability	(7)	—	(7)	—	—	—	Other long-term liabilities
Total derivative asset	$199	$—	$199	$128	$—	$128

4.
Share-Based Compensation

In 2022, Devon's stockholders approved the 2022 Plan, which replaced the 2017 Plan. From the effective date of the 2022 Plan, no further awards may be made under the 2017 Plan; however, awards previously granted will continue to be governed by the terms of the respective award documents. The 2022 Plan authorizes the grant of nonqualified and incentive stock options, restricted stock awards or units and stock appreciation rights to eligible employees. Restricted stock awards or restricted stock units granted under the 2022 Plan may be subject to performance-based conditions. The 2022 Plan also authorizes the grant of nonqualified stock options, restricted stock awards or units and stock appreciation rights to non-employee directors. To calculate the number of shares that may be granted in awards under the 2022 Plan, options and stock appreciation rights represent one share and other awards represent 1.74 shares.

The vesting for certain share-based awards was accelerated in 2021 in conjunction with the reduction of workforce activities described in Note 5 and is included in restructuring and transaction costs in the accompanying consolidated statements of comprehensive earnings.

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Year Ended December 31,
	2023	2022	2021
G&A	$92	$87	$77
Exploration expenses	1	1	1
Restructuring and transaction costs	—	—	21
Total	$93	$88	$99
Related income tax benefit	$34	$34	$13

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plans.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/22	5,788	$29.11	1,841		$31.33
Granted	1,298	$62.24	743	(1)	$51.38
Vested	(2,926)	$25.25	(1,037)		$27.89
Forfeited	(127)	$43.89	—		$—
Unvested at 12/31/23	4,033	$42.10	1,547	(2)	$43.25

(1)
These grants also include the impact of performance share units granted in prior year that vested higher than 100% target due to Devon's TSR performance compared to applicable peers.
(2)
A maximum of 3.1 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the aggregate fair value of awards and units that vested during the indicated period.

	2023	2022	2021
Restricted Stock Awards and Units	$172	$180	$115
Performance-Based Restricted Stock Awards	$—	$—	$1
Performance Share Units	$66	$62	$15

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of December 31, 2023.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$93	$18
Weighted average period for recognition (years)	2.5	1.7

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

	2023	2022	2021
Grant-date fair value	$81.70	$68.68	$18.08
Risk-free interest rate	4.15%	1.81%	0.18%
Volatility factor	61.43%	70.1%	67.8%
Contractual term (years)	2.89	2.89	2.89

5.
Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Year Ended December 31,
	2023	2022	2021
Restructuring costs	$—	$—	$210
Transaction costs	—	—	48
Total costs	$—	$—	$258

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

The following table summarizes Devon’s restructuring liabilities. The remaining restructuring liability as of December 31, 2023 primarily relates to obligations associated with an abandoned Canadian firm transportation agreement.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2021	$38	$111	$149
Changes related to prior years' restructurings	(4)	(30)	(34)
Balance as of December 31, 2022	$34	$81	$115
Changes related to prior years' restructurings	(21)	(9)	(30)
Balance as of December 31, 2023	$13	$72	$85

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.
Other, Net

The following table summarizes Devon’s other expenses (income) presented in the accompanying consolidated comprehensive statements of earnings.

	Year Ended December 31,
	2023	2022	2021
Estimated future obligation under a performance guarantee	$—	$(144)	$(18)
Ukraine charitable pledge	—	20	—
Asset retirement obligation accretion	29	25	28
Severance and other non-income tax refunds	—	(5)	(39)
Other	9	9	(14)
Total	$38	$(95)	$(43)

Devon has guaranteed performance through 2026 for a minimum volume commitment associated with assets divested in 2018. Due to improved commodity prices, market conditions, and performance by the purchaser of the assets, the purchaser was able to fully satisfy the performance obligation due in 2023 and 2022, as well as reimburse Devon for shortfall payments previously made on the purchasers’ behalf in 2021 and 2020. Additionally, at March 31, 2022, Devon reduced the estimated future exposure of the performance guarantee. The effect of these cash collections and liability revisions resulted in a $144 million benefit in 2022.

During 2022, Devon paid approximately $20 million for humanitarian relief for the Ukrainian people and surrounding countries supporting refugees.

During 2022 and 2021, Devon received severance and other non-income tax refunds of $5 million and $39 million, respectively, related to prior periods.
7.
Income Taxes

Income Tax Expense

The following table presents Devon’s income tax components.

	Year Ended December 31,
	2023	2022	2021
Current income tax expense (benefit):
U.S. federal	$441	$501	$10
Various states	27	65	9
Canada	(3)	(7)	(3)
Total current income tax expense	465	559	16
Deferred income tax expense:
U.S. federal	365	1,090	18
Various states	11	82	22
Canada	—	7	9
Total deferred income tax expense	376	1,179	49
Total income tax expense	$841	$1,738	$65

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as a result of the following:

	Year Ended December 31,
	2023	2022	2021
Earnings before income taxes	$4,623	$7,775	$2,898

U.S. statutory income tax rate	21%	21%	21%
State income taxes	1%	1%	1%
Income tax credits	(3%)	0%	0%
Other	(1%)	0%	2%
Deferred tax asset valuation allowance	0%	0%	(22%)
Effective income tax rate	18%	22%	2%

2023

In 2023, Devon recognized income tax credits associated with its qualified research activities. This includes actual credits generated in the 2018-2022 tax years as well as estimated credits for the 2023 tax year.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Tax Assets and Liabilities

The following table presents the tax effects of temporary differences that gave rise to Devon’s deferred tax assets and liabilities.

	December 31,
	2023	2022
Deferred tax assets:
Capital loss carryforwards	$542	$523
Net operating loss carryforwards	447	526
Accrued liabilities	194	209
Asset retirement obligation	148	119
Other, including tax credits	25	14
Total deferred tax assets before valuation allowance	1,356	1,391
Less: valuation allowance	(826)	(814)
Net deferred tax assets	530	577
Deferred tax liabilities:
Property and equipment	(2,304)	(1,969)
Fair value of derivative financial instruments	(50)	(33)
Other	(14)	(38)
Total deferred tax liabilities	(2,368)	(2,040)
Net deferred tax liability	$(1,838)	$(1,463)

At December 31, 2023, Devon has recognized $447 million of deferred tax assets related to various net operating loss carryforwards available to offset future taxable income. Devon has $139 million of U.S. federal net operating loss carryforwards, of which $117 million expires between 2030 and 2036, and $22 million does not expire. Devon has $5 million of Canadian net operating loss carryforwards, all of which are covered by a valuation allowance. Devon also has $303 million of state net operating loss carryforwards primarily expiring between 2024 and 2040, $264 million of which are covered by a valuation allowance.

Devon’s remaining $139 million U.S. federal net operating losses were acquired from WPX as a result of the Merger. These net operating losses are subject to limitation pursuant to Section 382 of the Internal Revenue Code of 1986, which relates to limitations upon the 50% or greater change of ownership of an entity during any three-year period. The Company anticipates utilizing these net operating losses prior to their expiration.

Devon's remaining Canadian deferred tax assets of $557 million, primarily made up of $542 million of capital losses, are fully covered by a valuation allowance.

Unrecognized Tax Benefits

The following table presents changes in Devon’s unrecognized tax benefits.

	December 31,
	2023	2022
	(Millions)
Balance at beginning of year	$73	$36
Tax positions taken in prior periods	10	51
Settlements	—	(14)
Balance at end of year	$83	$73

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Devon's 2023 unrecognized tax benefit balance includes $4 million of interest. At December 31, 2023 and December 31, 2022, there were $83 million and $73 million, respectively, of current unrecognized tax benefits that if recognized would affect the annual effective tax rate. Deferred unrecognized tax benefits of $42 million at December 31, 2021 are not included in the table above but are accounted for in Devon’s deferred tax disclosure above. Due to utilization of tax attributes in 2022, $42 million of Devon’s deferred unrecognized tax benefits were reclassified as current unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities.

Jurisdiction	Tax Years Open
U.S. federal	2015-2023
Various U.S. states	2019-2023
Canada	2006-2023

Certain statute of limitation expirations are scheduled to occur in the next twelve months. Devon is currently in various stages of the audit and administrative review process for certain open tax years.

8.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Year Ended December 31,
	2023	2022	2021
Net earnings available to common shareholders - basic and diluted	$3,747	$5,958	$2,783
Common shares:
Average common shares outstanding - basic	639	651	663
Dilutive effect of potential common shares issuable	3	2	2
Average common shares outstanding - diluted	642	653	665
Net earnings per share available to common shareholders:
Basic	$5.86	$9.15	$4.20
Diluted	$5.84	$9.12	$4.19

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Year Ended December 31,
	2023	2022	2021
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(116)	$(132)	$(127)
Net actuarial gain (loss) and prior service cost arising in current year	(15)	15	(35)
Recognition of net actuarial loss and prior service cost in earnings (1)	5	6	3
Settlement of pension benefits (2)	—	—	19
Other (3)	—	—	7
Income tax benefit (expense)	2	(5)	1
Accumulated other comprehensive loss, net of tax	$(124)	$(116)	$(132)

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
10.
Supplemental Information to Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Changes in assets and liabilities, net:
Accounts receivable	$191	$(142)	$(526)
Other current assets	95	(119)	30
Other long-term assets	(36)	90	12
Accounts payable and revenues and royalties payable	(335)	152	539
Other current liabilities	(50)	(97)	(18)
Other long-term liabilities	(9)	(110)	(153)
Total	$(144)	$(226)	$(116)
Supplementary cash flow data:
Interest paid	$378	$370	$404
Income taxes paid (refunded)	$400	$438	$(116)

Devon's non-cash investing activities for 2023 included approximately $150 million of contributions of other property and equipment for the formation of the Water JV.

As of December 31, 2023, 2022 and 2021, Devon had approximately $348 million, $413 million and $205 million, respectively, of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.
Accounts Receivable

Components of accounts receivable include the following:

	December 31, 2023	December 31, 2022
Oil, gas and NGL sales	$965	$1,153
Joint interest billings	251	162
Marketing and midstream revenues	342	428
Other	22	33
Gross accounts receivable	1,580	1,776
Allowance for doubtful accounts	(7)	(9)
Net accounts receivable	$1,573	$1,767

12.
Property, Plant and Equipment

Capitalized Costs

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	December 31, 2023	December 31, 2022
Property and equipment:
Proved	$46,659	$42,734
Unproved and properties under development	1,279	1,548
Total oil and gas	47,938	44,282
Less accumulated DD&A	(30,113)	(27,715)
Oil and gas property and equipment, net	17,825	16,567
Other property and equipment	2,289	2,280
Less accumulated DD&A	(786)	(741)
Other property and equipment, net (1)	1,503	1,539
Property and equipment, net	$19,328	$18,106

(1)
$136 million and $109 million related to CDM in 2023 and 2022, respectively.

Suspended Exploratory Well Costs

The following summarizes the changes in suspended exploratory well costs for the three years ended December 31, 2023.

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Beginning balance	$126	$66	$18
Acquired WPX costs	—	—	34
Additions pending determination of proved reserves	522	462	206
Charges to exploration expense	(1)	(1)	(2)
Reclassifications to proved properties	(511)	(401)	(190)
Ending balance	$136	$126	$66

Devon had no projects with material suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling as of December 31, 2023, 2022 and 2021.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon unless otherwise noted in the table below.

	December 31, 2023	December 31, 2022
8.25% due August 1, 2023 (1)	$—	$242
5.25% due September 15, 2024 (1)	472	472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027 (2)	73	73
5.25% due October 15, 2027 (1)	390	390
5.875% due June 15, 2028 (1)	325	325
4.50% due January 15, 2030 (1)	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	64	103
Debt issuance costs	(30)	(26)
Total debt	$6,155	$6,440
Less amount classified as short-term debt	483	251
Total long-term debt	$5,672	$6,189

(1)
These instruments were assumed by Devon in January 2021 in conjunction with the Merger. Approximately $35 million of these instruments remain the unsecured and unsubordinated obligation of WPX, a wholly-owned subsidiary of Devon.
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

Debt maturities as of December 31, 2023, excluding debt issuance costs, premiums and discounts, are as follows:

Total
2024	$472
2025	485
2026	—
2027	463
2028	325
Thereafter	4,376
Total	$6,121

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On or after the dates in the following schedule, Devon has the option to redeem the notes, in whole or in part, at the applicable redemption prices set forth in the indenture documents, plus accrued and unpaid interest thereon to the redemption date as more fully described in the indenture documents governing the notes to be redeemed. At any time prior to the dates in the following schedule, Devon has the option to redeem some or all of the notes at a specified “make whole” premium as described in such documents. Other than with respect to the notes identified in the schedule below, Devon's senior notes generally include more limited redemption provisions, such as "par call" rights near the maturity date or “make whole” redemption rights.

Optional Redemption
5.25% due October 15, 2027	October 15, 2022
5.875% due June 15, 2028	June 15, 2023
4.50% due January 15, 2030	January 15, 2025

Retirement of Senior Notes

On August 1, 2023, Devon repaid the $242 million of 8.25% senior notes at maturity.

During 2021, Devon redeemed approximately $1.2 billion of senior notes, resulting in $30 million of gains on early retirement of debt, consisting of $89 million of non-cash premium accelerations, partially offset by $59 million of cash retirement costs. The gain on early retirement is included in financing costs, net in the consolidated statements of comprehensive earnings.

Credit Lines

During 2023, Devon amended and restated its 2018 Senior Credit Facility to provide for a new $3.0 billion revolving 2023 Senior Credit Facility with a financial covenant and other terms similar to the 2018 Senior Credit Facility. As of December 31, 2023, Devon had $3 million in outstanding letters of credit under the 2023 Senior Credit Facility. There were no borrowings under the 2023 Senior Credit Facility as of December 31, 2023. The 2023 Senior Credit Facility matures on March 24, 2028, with the option to extend the maturity date by three additional one-year periods, subject to lender consent. Amounts borrowed under the 2023 Senior Credit Facility may, at the election of Devon, bear interest at various fixed rate options for periods of up to twelve months. Such rates are generally less than the prime rate. However, Devon may elect to borrow at the prime rate. The 2023 Senior Credit Facility currently provides for an annual facility fee of approximately $5 million.

The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. The credit agreement contains definitions of total funded debt and total capitalization that include adjustments to the respective amounts reported in the accompanying consolidated financial statements. For example, total capitalization is adjusted to add back certain noncash financial write-downs, such as asset impairments. As of December 31, 2023, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 22%.

Commercial Paper

Devon’s 2023 Senior Credit Facility supports its $3.0 billion of short-term credit under its commercial paper program. Commercial paper debt generally has a maturity of between 1 and 90 days, although it can have a maturity of up to 365 days, and bears interest at rates agreed to at the time of the borrowing. As of December 31, 2023, Devon had no outstanding commercial paper borrowings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Financing Costs

The following schedule includes the components of net financing costs.

	Year Ended December 31,
	2023	2022	2021
Interest based on debt outstanding	$369	$370	$388
Gain on early retirement of debt	—	—	(30)
Interest income	(55)	(38)	(2)
Other	(6)	(23)	(27)
Total net financing costs	$308	$309	$329

14.
Leases

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets are related to real estate. During 2023, Devon's financing lease right-of-use assets and the associated liabilities increased primarily from an amendment of lease terms. Certain of Devon’s lease agreements include variable payments based on usage or rental payments adjusted periodically for inflation. Devon’s financing lease arrangement contains various covenants, including covenants similar to the 2023 Senior Credit Facility.

The following table presents Devon’s right-of-use assets and lease liabilities.

	December 31, 2023			December 31, 2022
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$246	$21	$267	$203	$21	$224
Lease liabilities:
Current lease liabilities (1)	$21	$12	$33	$8	$13	$21
Long-term lease liabilities	286	9	295	249	8	257
Total lease liabilities (2)	$307	$21	$328	$257	$21	$278

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of December 31, 2023 and are therefore excluded from the amounts shown above.

The following table presents Devon’s total lease cost.

		Year Ended December 31,
		2023	2022	2021
Operating lease cost	Property and equipment; LOE; G&A	$13	$22	$25
Short-term lease cost (1)	Property and equipment; LOE; G&A	193	140	89
Financing lease cost:
Amortization of right-of-use assets	DD&A	9	8	8
Interest on lease liabilities	Net financing costs	15	11	11
Variable lease cost	G&A	5	—	(4)
Lease income	G&A	(10)	(8)	(8)
Net lease cost		$225	$173	$121

(1)
Short-term lease cost excludes leases with terms of one month or less.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents Devon’s additional lease information.

	Year Ended December 31,
	2023		2022
	Finance	Operating	Finance	Operating
Cash outflows for lease liabilities:
Operating cash flows	$15	$13	$8	$14
Investing cash flows	$—	$1	$—	$9
Right-of-use assets obtained in exchange for new lease liabilities	$—	$13	$—	$20
Weighted average remaining lease term (years)	9.4	2.2	5.0	1.7
Weighted average discount rate	6.1%	4.9%	4.2%	2.8%

The following table presents Devon’s maturity analysis as of December 31, 2023 for leases expiring in each of the next 5 years and thereafter.

	Finance	Operating	Total
2024	$21	$12	$33
2025	21	6	27
2026	21	4	25
2027	21	—	21
2028	21	—	21
Thereafter(1)	372	—	372
Total lease payments	477	22	499
Less: interest	(170)	(1)	(171)
Present value of lease liabilities	$307	$21	$328

(1)
Devon has one real estate lease that contains a residual value guarantee. Under the lease terms, the residual value guarantee stipulates that if the lessor were to sell the leased property and receive sale proceeds less than 90% of the lease liability at the time of sale, Devon would be required to make a shortfall payment to the lessor for the difference.

Devon rents or subleases certain real estate to third parties. The following table presents Devon’s expected lease income as of December 31, 2023 for each of the next 5 years and thereafter.

Operating
Lease Income
2024	$11
2025	13
2026	13
2027	13
2028	14
Thereafter	61
Total	$125

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.
Asset Retirement Obligations

The following table presents the changes in asset retirement obligations.

	Year Ended December 31,
	2023	2022
Asset retirement obligations as of beginning of period	$529	$485
Liabilities incurred and assumed through acquisitions	110	73
Liabilities settled and divested	(30)	(19)
Revision of estimated obligation	27	(35)
Accretion expense on discounted obligation	29	25
Asset retirement obligations as of end of period	665	529
Less current portion	22	18
Asset retirement obligations, long-term	$643	$511

Devon's asset retirement obligations recorded during 2023 include a potential obligation to decommission two California offshore oil and gas production platforms and related facilities pursuant to an order of the Department of the Interior, Bureau of Safety and Environmental Enforcement. For additional information, see Note 18.

Devon also increased its asset retirement obligations during 2023 by approximately $27 million primarily due to inflation-driven increases in current cost estimates.

During 2022, Devon increased its asset retirement obligations by approximately $38 million due to asset acquisitions in the Eagle Ford and Williston Basin. During this same time period, Devon reduced its asset retirement obligations by $35 million primarily due to extended retirement dates for oil and gas assets, partially offset by inflation-driven increases to current settlement costs.

16.
Retirement Plans

Defined Contribution Plans

Devon sponsors defined contribution plans covering its employees. Such plans include its 401(k) plan and enhanced contribution plan. Devon makes matching contributions and additional retirement contributions, with the matching contributions being primarily based upon percentages of annual compensation and years of service. In addition, each plan is subject to regulatory limitations by the U.S. government. Devon contributed $38 million, $37 million and $33 million to these plans in 2023, 2022 and 2021, respectively.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fixed-income – Devon’s fixed-income securities consist of U.S. Treasury obligations, bonds issued by investment-grade companies from diverse industries and asset-backed securities. These fixed-income securities do not consistently trade actively in an established market. The fair values of these Level 2 securities are estimated based upon rates available for securities with similar terms and maturity when active trading is not available and were $418 million and $384 million at December 31, 2023 and 2022, respectively.

Equity – Devon’s equity securities include commingled global equity funds that invest in large, mid and small capitalization stocks across the world’s developed and emerging markets and international large cap equity securities. These equity securities can be sold on demand but are not actively traded. The fair values of these securities are based upon the net asset values provided by the investment managers and were $44 million and $49 million at December 31, 2023 and 2022, respectively.

Other – Devon’s other securities include short-term investment funds that invest both long and short term using a variety of investment strategies. The fair value of these securities is based upon the net asset values provided by investment managers and were $14 million and $25 million at December 31, 2023 and 2022, respectively.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Benefit Obligations and Funded Status

The following table summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with Devon’s defined pension and postretirement plans. Devon’s benefit obligations and plan assets are measured each year as of December 31. The accumulated benefit obligation for pension plans approximated the projected benefit obligation at December 31, 2023 and 2022.

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$629	$880	$7	$12
Interest cost	34	19	—	—
Actuarial loss (gain)	46	(215)	1	(4)
Participant contributions	—	—	1	1
Benefits paid	(54)	(55)	(2)	(2)
Benefit obligation at end of year	655	629	7	7
Change in plan assets:
Fair value of plan assets at beginning of year	458	671	—	—
Actual return on plan assets	58	(172)	—	—
Employer contributions	14	14	1	1
Participant contributions	—	—	1	1
Benefits paid	(54)	(55)	(2)	(2)
Fair value of plan assets at end of year	476	458	—	—
Funded status at end of year	$(179)	$(171)	$(7)	$(7)
Amounts recognized in balance sheet:
Other current liabilities	$(13)	$(14)	$(1)	$(1)
Other long-term liabilities	(166)	(157)	(6)	(6)
Net amount	$(179)	$(171)	$(7)	$(7)
Amounts recognized in accumulated other comprehensive earnings:
Net actuarial loss (gain)	$198	$189	$(14)	$(15)
Prior service cost	—	—	1	1
Total	$198	$189	$(13)	$(14)

Certain of Devon’s pension plans have a combined projected benefit obligation or accumulated benefit obligation in excess of plan assets at December 31, 2023, and December 31, 2022, as presented in the table below.

	December 31,
	2023	2022
Projected and accumulated benefit obligation	$655	$629
Fair value of plan assets	$476	$458

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of net periodic benefit cost and other comprehensive earnings.

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Net periodic benefit cost:
Interest cost	$34	$19	$18	$—	$—	$—
Expected return on plan assets	(27)	(31)	(34)	—	—	—
Recognition of net actuarial loss (gain) (1)	6	6	4	(1)	(1)	(1)
Total net periodic benefit cost (2)	13	(6)	(12)	(1)	(1)	(1)
Other comprehensive loss (earnings):
Actuarial loss (gain) arising in current year	16	(11)	28	—	(4)	(1)
Prior service cost arising in current year	—	—	—	—	—	1
Recognition of net actuarial (loss) gain, including settlement expense, in net periodic benefit cost	(6)	(6)	(23)	1	1	1
Total other comprehensive loss (earnings)	10	(17)	5	1	(3)	1
Total	$23	$(23)	$(7)	$—	$(4)	$—

(1)
These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)
The service cost component of net periodic benefit cost is included in G&A expense and the remaining components of net periodic benefit costs are included in other, net in the accompanying consolidated statements of comprehensive earnings.

Assumptions

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Assumptions to determine benefit obligations:
Discount rate	5.01%	5.78%	2.71%	4.96%	5.71%	2.34%
Assumptions to determine net periodic benefit cost:
Discount rate - service cost	N/A	N/A	N/A	5.81%	2.83%	2.51%
Discount rate - interest cost	5.61%	2.18%	2.11%	5.49%	1.57%	1.01%
Expected return on plan assets	6.21%	4.80%	5.00%	N/A	N/A	N/A

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

Other assumptions – For measurement of the 2023 benefit obligation for the other postretirement medical plans, a 6.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2024. The rate was assumed to decrease annually to an ultimate rate of 5% in the year 2031 and remain at that level thereafter.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expected Cash Flows

Devon expects benefit plan payments to average approximately $52 million a year for the next five years and $244 million total for the five years thereafter. Of these payments to be paid in 2024, $15 million is expected to be funded from Devon’s available cash, cash equivalents and other assets.

17.
Stockholders’ Equity

The authorized capital stock of Devon consists of 1.0 billion shares of common stock, par value $0.10 per share, and 4.5 million shares of preferred stock, par value $1.00 per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors.

Share Repurchase Program

In November 2021, Devon announced a new share repurchase program of $1.0 billion with a December 31, 2022 expiration date. In 2022, the Board of Directors authorized expansions of the share repurchase program to $2.0 billion and extended the expiration date to May 4, 2023. In May 2023, the Board of Directors authorized a further expansion to $3.0 billion and extended the expiration date to December 31, 2024. The table below provides information regarding purchases of Devon’s common stock that were made under the share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$3.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	61.36
2023	19,350	992	51.23
Total plan	45,041	$2,299	$51.05

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends

Devon pays a quarterly dividend which is comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed quarterly dividend multiple times over the past four calendar years from $0.11 per share in 2021 to $0.22 per share beginning in the first quarter of 2024. The following table summarizes the dividends Devon has paid on its common stock in 2023, 2022 and 2021, respectively.

	Fixed	Variable	Total	Rate Per Share
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Third quarter	127	185	312	$0.49
Fourth quarter	127	361	488	$0.77
Total year-to-date	$515	$1,343	$1,858
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Fourth quarter	117	758	875	$1.35
Total year-to-date	$448	$2,931	$3,379
2021:
First quarter	$76	$127	$203	$0.30
Second quarter	75	154	229	$0.34
Third quarter	74	255	329	$0.49
Fourth quarter	73	481	554	$0.84
Total year-to-date	$298	$1,017	$1,315

In February 2024, Devon raised its fixed quarterly dividend by 10%, to $0.22 per share, and announced a cash dividend in the amount of $0.44 per share payable in the first quarter of 2024. The dividend consists of a $0.22 per share fixed quarterly dividend and a $0.22 per share variable quarterly dividend and will total approximately $280 million.

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

Other Indemnifications and Legacy Matters

Pursuant to various sale agreements relating to divested businesses and assets, Devon has indemnified various purchasers against liabilities that they may incur with respect to the businesses and assets acquired from Devon. Additionally, federal, state and other laws in areas of former operations may require previous operators (including corporate successors of previous operators) to perform or make payments in certain circumstances where the current operator may no longer be able to satisfy the applicable obligation. Such obligations may include plugging and abandoning wells, removing production facilities, undertaking other restorative actions or performing requirements under surface agreements in existence at the time of disposition.

In November 2020, the Department of the Interior, Bureau of Safety and Environmental Enforcement ordered several oil and gas operators, including Devon, to perform decommissioning and reclamation activities on two California offshore oil and gas production platforms and related facilities. The current operator and owner of the platforms contends that it does not have the financial ability to perform these obligations and relinquished the related federal lease in October 2020. In response to the apparent insolvency of the current operator, the government has ordered the former operators and alleged former lease record title owners to decommission the platforms and related facilities. The government contends that an alleged corporate predecessor of Devon owned a partial interest in the subject lease and platforms. Devon denies any obligation to decommission the subject platforms and has appealed the order. In the third quarter of 2023, Devon settled certain defense and indemnity claims against a third party

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to these potential decommissioning obligations. Pursuant to that settlement agreement, Devon received a settlement payment in the fourth quarter of 2023 which Devon believes will offset any potential decommissioning liability it may incur related to the subject platforms. Although Devon continues to pursue its appeal of the government's order and deny any obligation to decommission the subject platforms, in conjunction with the third-party settlement, Devon recorded an increase to its asset retirement obligations in 2023.

Commitments

The following table presents Devon’s commitments that have initial or remaining noncancelable terms in excess of one year as of December 31, 2023.

Year Ending December 31,	Drilling and Facility Obligations(1)	Operational Agreements(1)	Office and Equipment Leases and Other
2024	$190	$523	$103
2025	25	550	83
2026	19	514	58
2027	23	384	42
2028	35	362	37
Thereafter	4	1,132	432
Total	$296	$3,465	$755

(1)
Total costs incurred under take-or-pay and throughput obligations were approximately $750 million, $650 million and $500 million in 2023, 2022 and 2021, respectively.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, restricted cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at December 31, 2023 and December 31, 2022, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
December 31, 2023 assets (liabilities):
Cash equivalents	$306	$306	$306	$—	$—
Commodity derivatives	$208	$208	$—	$208	$—
Commodity derivatives	$(9)	$(9)	$—	$(9)	$—
Debt	$(6,155)	$(6,090)	$—	$(6,090)	$—
Contingent earnout payments	$55	$55	$—	$—	$55
December 31, 2022 assets (liabilities):
Cash equivalents	$708	$708	$708	$—	$—
Commodity derivatives	$131	$131	$—	$131	$—
Commodity derivatives	$(3)	$(3)	$—	$(3)	$—
Debt	$(6,440)	$(6,231)	$—	$(6,231)	$—
Contingent earnout payments	$157	$157	$—	$—	$157

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

Costs Incurred

The following tables reflect the costs incurred in oil and gas property acquisition, exploration and development activities.

	Year Ended December 31,
	2023	2022	2021
Property acquisition costs:
Proved properties	$2	$1,760	$7,017
Unproved properties	63	803	2,381
Exploration costs	534	472	212
Development costs	3,160	2,132	1,643
Costs incurred	$3,759	$5,167	$11,253

Acquisition costs for 2022 in the table above pertain primarily to the Eagle Ford and Williston Basin acquisitions which closed in the third quarter of 2022. Acquisition costs for 2021 primarily relate to the Merger. Development costs in the tables above include additions and revisions to Devon’s asset retirement obligations.

Results of Operations

The following table includes revenues and expenses associated with Devon’s oil and gas producing activities. It does not include any allocation of Devon’s interest costs or general corporate overhead and, therefore, is not necessarily indicative of the contribution to net earnings of Devon’s oil and gas operations. Income tax expense has been calculated using statutory income tax rates, and then giving effect to permanent differences associated with oil and gas producing activities.

	Year Ended December 31,
	2023	2022	2021
Oil, gas and NGL sales	$10,791	$14,082	$9,531
Production expenses	(2,928)	(2,797)	(2,131)
Exploration expenses	(20)	(29)	(14)
Depreciation, depletion and amortization	(2,464)	(2,119)	(2,050)
Asset dispositions	(33)	43	170
Accretion of asset retirement obligations	(29)	(25)	(28)
Income tax expense	(1,044)	(2,041)	(1,238)
Results of operations	$4,273	$7,114	$4,240
Depreciation, depletion and amortization per Boe	$10.27	$9.52	$9.83

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Proved Reserves

The following table presents Devon’s estimated proved reserves by product.

	Oil (MMBbls)	Gas (Bcf) (1)	NGL (MMBbls)	Combined (MMBoe)
Proved developed and undeveloped reserves:
December 31, 2020	282	1,512	218	752
Revisions due to prices	55	382	36	155
Revisions other than price	(23)	11	64	43
Extensions and discoveries	112	348	58	228
Purchase of reserves	393	961	110	663
Production	(106)	(325)	(48)	(209)
Sale of reserves	(4)	(11)	(1)	(7)
December 31, 2021	709	2,878	437	1,625
Revisions due to prices	15	61	8	34
Revisions other than price	(55)	13	3	(49)
Extensions and discoveries	127	449	76	278
Purchase of reserves	106	137	24	153
Production	(109)	(356)	(54)	(223)
Sale of reserves	—	(7)	(1)	(3)
December 31, 2022	793	3,175	493	1,815
Revisions due to prices	(25)	(189)	(22)	(78)
Revisions other than price	(12)	58	1	(1)
Extensions and discoveries	147	525	87	322
Production	(117)	(385)	(59)	(240)
Sale of reserves	—	(2)	—	(1)
December 31, 2023	786	3,182	500	1,817

Proved developed reserves:
December 31, 2020	194	1,244	173	574
December 31, 2021	544	2,361	348	1,285
December 31, 2022	596	2,595	391	1,419
December 31, 2023	603	2,560	395	1,425
Proved developed-producing reserves:
December 31, 2020	190	1,223	171	564
December 31, 2021	533	2,316	341	1,260
December 31, 2022	585	2,553	387	1,397
December 31, 2023	586	2,505	386	1,390
Proved undeveloped reserves:
December 31, 2020	88	268	45	178
December 31, 2021	165	517	89	340
December 31, 2022	197	580	102	396
December 31, 2023	183	622	105	392

(1)
Gas reserves are converted to Boe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. NGL reserves are converted to Boe on a one-to-one basis with oil. The conversion rates are not necessarily indicative of the relationship of oil, natural gas and NGL prices.

Price Revisions

Reserves decreased 78 MMBoe in 2023 primarily due to price decreases in the trailing 12 month averages for oil, gas and NGLs.

Reserves increased 34 MMBoe in 2022 primarily due to price increases in the trailing 12 month averages for oil, gas and NGLs.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reserves increased 155 MMBoe in 2021 primarily due to price increases in the trailing 12 month averages for oil, gas and NGLs.

Revisions Other Than Price

2023 – Total revisions other than price (-1 MMBoe) are the result of upward revisions due to well performance exceeding previous estimates on developed properties (11 MMBoe), which were offset by downward revisions to proved undeveloped reserves (-12 MMBoe) as noted below. In total, we recorded modest upward revisions in the Delaware Basin (7 MMboe), Eagle Ford (5 MMBoe), Anadarko Basin (4 MMBoe) and Powder River Basin (2 MMBoe) which were offset by downward revisions in the Williston Basin (-19 MMboe) due to reduced well performance compared to previous estimates.

2022 – Total revisions other than price (-49 MMBoe) were driven by higher operating costs across all areas of operation and revisions to proved undeveloped reserves. These downward revisions were partially offset by upward revisions due to well performance exceeding previous estimates primarily in the Delaware Basin. In total, after accounting for these compensating factors, we recorded negative revisions across each of our operating areas with the most significant changes being located in the Delaware Basin (-33 MMBoe), followed by the Powder River Basin (-5 MMBoe) and the Anadarko Basin (-4 MMBoe).

2021 – Total revisions other than price (43 MMBoe) were primarily due to well performance exceeding previous estimates modestly across all areas of operation (53 MMBoe) and the removal of proved undeveloped locations (-10 MMBoe). The upward revisions were driven by the Delaware Basin (23 MMBoe), Williston Basin (12 MMBoe) and Anadarko Basin (12 MMBoe).

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

2023 – Of the 322 MMBoe of additions from extensions and discoveries, 212 MMBoe were in the Delaware Basin, 33 MMBoe were in the Anadarko Basin, 32 MMBoe were in Eagle Ford, 26 MMBoe were in the Powder River Basin and 19 MMBoe were in the Williston Basin.

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

Sale of Reserves

During 2021, Devon had U.S. non-core asset divestitures. For additional information on these divestitures, see Note 2.

Proved Undeveloped Reserves

The following table presents the changes in Devon’s total proved undeveloped reserves during 2023 (MMBoe).

Total
Proved undeveloped reserves as of December 31, 2022	396
Extensions and discoveries	177
Revisions due to prices	(4)
Revisions other than price	(12)
Conversion to proved developed reserves	(165)
Proved undeveloped reserves as of December 31, 2023	392

Total proved undeveloped reserves decreased 1% from 2022 to 2023 with the year-end 2023 balance representing 22% of total proved reserves. Approximately 59% of the 177 MMBoe in extensions and discoveries were the result of Devon’s drilling and development activities in the Delaware Basin, followed by the Anadarko Basin (14%), Eagle Ford (12%), Powder River Basin (11%) and Williston Basin (4%). Development in the Delaware Basin accounted for approximately 78% of the 165 MMBoe of proved undeveloped reserves being converted to proved developed reserves in 2023. Costs incurred in 2023 to develop and convert Devon’s proved undeveloped reserves were approximately $1.5 billion. Proved undeveloped reserves revisions other than price (-12 MMBoe) were due to changes in previously adopted development plans (-8 MMBoe) in the Williston Basin (-5 MMBoe), Delaware Basin (-2 MMBoe) and Powder River Basin (-1 MMBoe), combined with modest downward revisions (-4 MMBoe) caused by continued evaluation of well performance in the Delaware Basin (-2 MMBoe), Williston Basin (-1 MMBoe) and Eagle Ford (-1 MMBoe).

Standardized Measure

The following tables reflect Devon’s standardized measure of discounted future net cash flows from its proved reserves.

	Year Ended December 31,
	2023	2022	2021
Future cash inflows	$75,734	$108,361	$66,321
Future costs:
Development	(5,241)	(5,176)	(3,689)
Production	(31,648)	(35,264)	(22,975)
Future income tax expense	(6,644)	(13,216)	(6,423)
Future net cash flow	32,201	54,705	33,234
10% discount to reflect timing of cash flows	(12,888)	(23,391)	(13,933)
Standardized measure of discounted future net cash flows	$19,313	$31,314	$19,301

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future cash inflows, development costs and production costs were computed using the same assumptions for prices and costs that were used to estimate Devon’s proved oil and gas reserves at the end of each year. For 2023 estimates, Devon’s future realized prices were assumed to be $76.29 per Bbl of oil, $1.74 per Mcf of gas and $20.43 per Bbl of NGLs. Of the $5.2 billion of future development costs as of the end of 2023, $1.8 billion, $1.0 billion and $0.8 billion are estimated to be spent in 2024, 2025 and 2026, respectively.

Future development costs include not only development costs but also future asset retirement costs. Included as part of the $5.2 billion of future development costs are $0.9 billion of future asset retirement costs. The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws.

The principal changes in Devon’s standardized measure of discounted future net cash flows are as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$31,314	$19,301	$3,472
Net changes in prices and production costs	(16,797)	14,081	8,274
Oil, gas and NGL sales, net of production costs	(7,863)	(11,285)	(7,400)
Changes in estimated future development costs	218	(216)	(414)
Extensions and discoveries, net of future development costs	5,222	7,279	3,877
Purchase of reserves	—	4,185	12,460
Sales of reserves in place	(9)	(20)	(12)
Revisions of quantity estimates	(747)	(874)	838
Previously estimated development costs incurred during the period	1,567	956	663
Accretion of discount	2,972	2,059	1,218
Net change in income taxes and other	3,436	(4,152)	(3,675)
Ending balance	$19,313	$31,314	$19,301

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

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2023 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Devon, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Devon’s management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, which was completed on February 28, 2024, management concluded that its internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm who audited our consolidated financial statements as of and for the year ended December 31, 2023, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2023.

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

3.1	Registrant’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed June 12, 2023; File No. 001-32318).

3.2	Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed June 12, 2023; File No. 001-32318).

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

4.6

Supplemental Indenture No. 6, dated as of June 9, 2021, between Registrant and UMB Bank, National Association, as Trustee, relating to the 5.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed June 9, 2021; File No. 001-32318).

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

4.20

Fifth Supplemental Indenture, dated as of January 10, 2020, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 4.500% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Form 8-K filed January 10, 2020; File No. 001-35322).

4.21

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

4.23	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1

Amended and Restated Credit Agreement, dated as of March 24, 2023, among Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and each Lender and L/C Issuer from time to time party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 28, 2023; File No. 001-32318).

10.2

Devon Energy Corporation 2022 Long-Term Incentive Plan (amended and restated effective as of November 30, 2022) (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed February 15, 2023; File No. 001-32318).**

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

10.9	Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Non-Qualified Deferred Compensation Plan.**

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

10.16	Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Defined Contribution Restoration Plan.**

10.17

Devon Energy Corporation Supplemental Contribution Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.18	Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Supplemental Contribution Plan.**

10.19

Devon Energy Corporation Supplemental Executive Retirement Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).**

10.20

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Supplemental

Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).**

10.21

Amendment 2019-1, executed June 19, 2019, to the Devon Energy Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed August 7, 2019; File No. 001-32318).**

10.22

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.23

Devon Energy Corporation Supplemental Retirement Income Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).**

10.24

Amendment 2014-1, executed March 7, 2014, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed May 9, 2014; File No. 001-32318).**

10.25

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).**

10.26

Amendment 2019-1, effective September 10, 2019, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed November 6, 2019; File No. 001-32318).**

10.27

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.28

Devon Energy Corporation Incentive Savings Plan (amended and restated effective as of January 1, 2022) (incorporated by reference to Exhibit 10.26 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.29

Amendment 2022-1, effective July 21, 2022, to the Devon Energy Corporation Incentive Savings Plan (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K filed February 15, 2023; File No. 001-32318).**

10.30

Amendment 2022-2, effective September 28, 2022, to the Devon Energy Corporation Incentive Savings Plan (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K filed February 15, 2023; File No. 001-32318).**

10.31

Employment Agreement, dated effective April 19, 2017, by and between Registrant and Jeffrey L. Ritenour (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed on April 20, 2017; File No. 001-32318).**

10.32

Employment Agreement, dated effective September 13, 2019, by and between Registrant and David G. Harris (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 16, 2019; File No. 001-32318).**

10.33

Employment Agreement, dated January 7, 2021, by and between Registrant and Richard E. Muncrief (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).**

10.34

Employment Agreement, dated January 7, 2021, by and between Registrant and Clay M. Gaspar (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).**

10.35

Employment Agreement, dated January 7, 2021, by and between Registrant and Dennis C. Cameron (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed January 7, 2021; File No. 001-32318).**

10.36

Employment Agreement, dated March 2, 2022, by and between Devon Energy Corporation and Tana K. Cashion (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 7, 2022; File No. 001-32318).**

10.37

WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Form 10-K filed February 28, 2013; File No. 001-35322).**

10.38

First Amendment to the WPX Energy Nonqualified Deferred Compensation Plan, executed January 4, 2021 (incorporated by reference to Exhibit 10.37 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.39

Second Amendment to the WPX Energy Nonqualified Deferred Compensation Plan, executed December 15, 2021 (incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.40

WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Form 10-K filed February 28, 2013; File No. 001-35322).**

10.41

First Amendment to the WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, executed December 9, 2021 (incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.42	WPX Energy Nonqualified Restoration Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.43

First Amendment to the WPX Energy Nonqualified Restoration Plan, executed January 4, 2021 (incorporated by reference to Exhibit 10.42 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.44

Second Amendment to the WPX Energy Nonqualified Restoration Plan, executed December 15, 2021 (incorporated by reference to Exhibit 10.43 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.45	Form of Indemnity Agreement between Registrant and non-management directors (incorporated by reference to Exhibit 10.40 to Registrant’s Form 10-K filed February 19, 2020; File No. 001-32318).**

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

10.48	2021 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 5, 2021; File No. 001-32318).**

10.49

2022 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed May 3, 2022; File No. 001-32318).**

10.50

2023 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 9, 2023; File No. 001-32318).**

10.51

2021 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 5, 2021; File No. 001-32318).**

10.52

2022 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 3, 2022; File No. 001-32318).**

10.53

2023 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed May 9, 2023; File No. 001-32318).**

10.54

2023 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock awarded (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed August 2, 2023; File No. 001-32318).**

10.55

2023 Form of Notice of Grant of Restricted Stock Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock units awarded (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed August 2, 2023, File No. 001-32318). **

10.56

Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Form 8-K filed May 2, 2014; File No. 001-35322).**

10.57

Form of Restricted Stock Unit Award between WPX Energy, Inc. and non-employee directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Form 8-K filed September 3, 2014; File No. 001-35322).**

10.58

Form of Amended and Restated Restricted Stock Unit Award Agreement between WPX Energy, Inc. and non-employee directors (incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.’s Form 10-Q filed August 6, 2019; File No. 001-35322).**

21	List of Subsidiaries.

23.1	Consent of KPMG LLP.

23.2	Consent of DeGolyer and MacNaughton.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Devon Energy Corporation Clawback Policy, adopted on November 29, 2023.

99	Report of DeGolyer and MacNaughton.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD E. MUNCRIEF	President, Chief Executive Officer and	February 28, 2024
Richard E. Muncrief	Director (Principal executive officer)

/s/ JEFFREY L. RITENOUR	Executive Vice President	February 28, 2024
Jeffrey L. Ritenour	and Chief Financial Officer (Principal financial officer)

/s/ JEREMY D. HUMPHERS	Senior Vice President	February 28, 2024
Jeremy D. Humphers	and Chief Accounting Officer (Principal accounting officer)

/s/ BARBARA M. BAUMANN	Chair and Director	February 28, 2024
Barbara M. Baumann

/s/ JOHN E. BETHANCOURT	Director	February 28, 2024
John E. Bethancourt

/s/ ANN G. FOX	Director	February 28, 2024
Ann G. Fox

/s/ GENNIFER F. KELLY	Director	February 28, 2024
Gennifer F. Kelly
/s/ KELT KINDICK	Director	February 28, 2024
Kelt Kindick

/s/ JOHN KRENICKI JR.	Director	February 28, 2024
John Krenicki Jr.

/s/ KARL F. KURZ	Director	February 28, 2024
Karl F. Kurz

/s/ MICHAEL N. MEARS	Director	February 28, 2024
Michael N. Mears
/s/ ROBERT A. MOSBACHER, JR.	Director	February 28, 2024
Robert A. Mosbacher, Jr.

/s/ VALERIE M. WILLIAMS	Director	February 28, 2024
Valerie M. Williams