Form 10-Q
period 2024-03-31
DEVON ENERGY CORP/DE
filed 2024-05-02
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

On April 18, 2024, 632.0 million shares of common stock were outstanding.

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

"FASB" means Financial Accounting Standards Board.

“Fervo” means Fervo Energy Company.

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

"MMBoe" means million Boe.

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
•
our ability to pay dividends and make share repurchases; and
•
any of the other risks and uncertainties discussed in this report, our 2023 Annual Report on Form 10-K and our other filings with the SEC.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Oil, gas and NGL sales	$2,629	$2,679
Oil, gas and NGL derivatives	(145)	64
Marketing and midstream revenues	1,112	1,080
Total revenues	3,596	3,823
Production expenses	751	693
Exploration expenses	9	3
Marketing and midstream expenses	1,133	1,105
Depreciation, depletion and amortization	722	615
Asset dispositions	1	—
General and administrative expenses	114	106
Financing costs, net	76	72
Other, net	22	5
Total expenses	2,828	2,599
Earnings before income taxes	768	1,224
Income tax expense	159	221
Net earnings	609	1,003
Net earnings attributable to noncontrolling interests	13	8
Net earnings attributable to Devon	$596	$995
Net earnings per share:
Basic net earnings per share	$0.95	$1.53
Diluted net earnings per share	$0.94	$1.53
Comprehensive earnings:
Net earnings	$609	$1,003
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1
Other comprehensive earnings, net of tax	1	1
Comprehensive earnings:	610	1,004
Comprehensive earnings attributable to noncontrolling interests	13	8
Comprehensive earnings attributable to Devon	$597	$996

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,149	$875
Accounts receivable	1,670	1,573
Inventory	234	249
Other current assets	345	460
Total current assets	3,398	3,157
Oil and gas property and equipment, based on successful efforts accounting, net	18,033	17,825
Other property and equipment, net ($154 million and $136 million related to CDM in 2024 and 2023, respectively)	1,551	1,503
Total property and equipment, net	19,584	19,328
Goodwill	753	753
Right-of-use assets	276	267
Investments	713	666
Other long-term assets	254	319
Total assets	$24,978	$24,490
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$879	$760
Revenues and royalties payable	1,268	1,222
Short-term debt	479	483
Income taxes payable	189	67
Other current liabilities	451	417
Total current liabilities	3,266	2,949
Long-term debt	5,668	5,672
Lease liabilities	301	295
Asset retirement obligations	683	643
Other long-term liabilities	841	876
Deferred income taxes	1,878	1,838
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 633 million and 636 million shares in 2024 and 2023, respectively	63	64
Additional paid-in capital	5,718	5,939
Retained earnings	6,509	6,195
Accumulated other comprehensive loss	(123)	(124)
Treasury stock, at cost, 0.3 million shares in 2023	—	(13)
Total stockholders’ equity attributable to Devon	12,167	12,061
Noncontrolling interests	174	156
Total equity	12,341	12,217
Total liabilities and equity	$24,978	$24,490

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net earnings	$609	$1,003
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	722	615
Amortization of liabilities	—	(7)
Total (gains) losses on commodity derivatives	145	(64)
Cash settlements on commodity derivatives	24	13
Gains on asset dispositions	1	—
Deferred income tax expense	40	80
Share-based compensation	24	23
Other	3	2
Changes in assets and liabilities, net	170	12
Net cash from operating activities	1,738	1,677
Cash flows from investing activities:
Capital expenditures	(894)	(1,012)
Acquisitions of property and equipment	(8)	(13)
Divestitures of property and equipment	17	21
Distributions from investments	11	8
Contributions to investments and other	(47)	(37)
Net cash from investing activities	(921)	(1,033)
Cash flows from financing activities:
Repurchases of common stock	(205)	(517)
Dividends paid on common stock	(299)	(596)
Contributions from noncontrolling interests	12	—
Distributions to noncontrolling interests	(7)	(11)
Shares exchanged for tax withholdings and other	(42)	(87)
Net cash from financing activities	(541)	(1,211)
Effect of exchange rate changes on cash	(2)	—
Net change in cash, cash equivalents and restricted cash	274	(567)
Cash, cash equivalents and restricted cash at beginning of period	875	1,454
Cash, cash equivalents and restricted cash at end of period	$1,149	$887

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,126	$761
Restricted cash	23	126
Total cash, cash equivalents and restricted cash	$1,149	$887

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended March 31, 2024
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217
Net earnings	—	—	—	596	—	—	13	609
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(1)	—	—	(232)	—	(233)
Common stock retired	(6)	(1)	(244)	—	—	245	—	—
Common stock dividends	—	—	—	(282)	—	—	—	(282)
Share-based compensation	1	—	24	—	—	—	—	24
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Balance as of March 31, 2024	633	$63	$5,718	$6,509	$(123)	$—	$174	$12,341
Three Months Ended March 31, 2023
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	995	—	—	8	1,003
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(4)	—	—	(625)	—	(629)
Common stock retired	(11)	(1)	(596)	—	—	597	—	—
Common stock dividends	—	—	—	(580)	—	—	—	(580)
Share-based compensation	1	—	23	—	—	—	—	23
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Balance as of March 31, 2023	645	$64	$6,344	$4,712	$(115)	$(28)	$126	$11,103

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2023 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2024 and 2023 and Devon’s financial position as of March 31, 2024.

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

Investments

The following table presents Devon's investments.

		Carrying Amount
Investments	% Interest	March 31, 2024	December 31, 2023
Catalyst	50%	$300	$311
Water JV	30%	217	216
Matterhorn	12.5%	90	90
Fervo	12%	57	—
Other	Various	49	49
Total		$713	$666

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

In the second quarter of 2023, Devon made an investment in the Water JV, a joint venture entity formed with an affiliate of WaterBridge NDB LLC (“WaterBridge”), for the purpose of providing increased capacity and flexibility in disposing of produced water in the Delaware Basin and Eagle Ford. Under terms of the arrangement, Devon contributed water infrastructure assets and committed to a water gathering and disposal dedication to the Water JV through 2038, in exchange for a 30% voting interest in the joint venture legal entity. WaterBridge contributed water infrastructure assets to the Water JV, in exchange for a 70% voting interest in the joint venture legal entity and will serve as the operator. In the second quarter of 2023, Devon recognized a $64 million gain in asset dispositions in the consolidated statements of comprehensive earnings, which represented the excess of the estimated fair value of Devon's interest in the Water JV over the carrying value of the water infrastructure assets Devon contributed to the Water JV. Devon accounts for the investment in the Water JV as an equity method investment. Devon's investment in the Water JV is shown within investments on the consolidated balance sheets and Devon's share of the Water JV earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

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

In the first quarter of 2024, Devon committed to invest approximately $100 million in Fervo, a company that generates energy from geothermal wells. As of March 31, 2024, Devon has funded approximately $55 million of the commitment and expects to fund the remaining $45 million commitment throughout 2024. The investment in Fervo allows Devon to exercise significant influence over Fervo, and the investment is accounted for under the equity method of accounting. Devon's investment in Fervo is shown within investments on the consolidated balance sheets and Devon's share of Fervo earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended March 31,
	2024	2023
Oil	$2,189	$2,143
Gas	128	213
NGL	312	323
Oil, gas and NGL sales	2,629	2,679

Oil	807	730
Gas	121	152
NGL	184	198
Marketing and midstream revenues	1,112	1,080
Total revenues from contracts with customers	$3,741	$3,759

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

2. Acquisitions and Divestitures

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first quarter of 2024 and $65 million in the first quarter of 2023. Devon could also receive up to an additional $65 million in contingent earnout payments for the remaining performance period depending on future commodity prices. The valuation of the future contingent earnout payment included within other current assets in the March 31, 2024 consolidated balance sheet was approximately $35 million. This value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

Devon also received $4 million in contingent earnout payments in the first quarter of 2023 related to the sale of non-core assets in the Rockies.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of March 31, 2024, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

Commodity Derivatives

As of March 31, 2024, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2024	27,451	$78.98	71,691	$66.95	$84.59
Q1-Q4 2025	3,468	$72.75	992	$70.00	$77.40

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2024	Midland Sweet	67,184	$1.17
Q2-Q4 2024	NYMEX Roll	26,000	$0.82
Q1-Q4 2025	Midland Sweet	63,000	$1.00
Q1-Q4 2026	Midland Sweet	7,000	$1.14

As of March 31, 2024, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q2-Q4 2024	244,935	$3.20	18,531	$3.91	$6.19
Q1-Q4 2025	75,537	$3.04	—	—	—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2024	El Paso Natural Gas	26,545	$(0.92)
Q2-Q4 2024	Houston Ship Channel	110,000	$(0.24)
Q2-Q4 2024	WAHA	63,309	$(0.61)
Q1-Q4 2025	WAHA	10,000	$(0.63)

As of March 31, 2024, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2024	Natural Gasoline	3,000	$69.11
Q2-Q4 2024	Normal Butane	3,350	$37.58
Q2-Q4 2024	Propane	5,032	$32.97

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The tables below present a summary of these positions as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$82	$(8)	$74	$213	$(5)	$208	Other current assets
Long-term derivative asset	1	(1)	—	—	—	—	Other long-term assets
Short-term derivative liability	(46)	8	(38)	(7)	5	(2)	Other current liabilities
Long-term derivative liability	(7)	1	(6)	(7)	—	(7)	Other long-term liabilities
Total derivative asset	$30	$—	$30	$199	$—	$199

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Three Months Ended March 31,
	2024	2023
G&A	$24	$23
Related income tax benefit	$9	$20

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/23	4,033	$42.10	1,547		$43.25
Granted	1,815	$42.29	858		$40.41
Vested	(1,277)	$38.64	(1,226)		$18.08
Forfeited	(25)	$44.84	—		$—
Unvested at 3/31/24	4,546	$43.13	1,179	(1)	$67.38

(1)
A maximum of 2.4 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2024, as indicated in the previous summary table. The grants in the previous summary table also include the impacts of performance share units granted in a prior year that vested higher than 100% of target due to Devon's TSR performance compared to our peers.

2024
Grant-date fair value	$56.99
Risk-free interest rate	4.28%
Volatility factor	46.03%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2024.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$143	$39
Weighted average period for recognition (years)	2.9	2.0

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2024	2023
Earnings before income taxes	$768	$1,224

Current income tax expense	$119	$141
Deferred income tax expense	40	80
Total income tax expense	$159	$221

U.S. statutory income tax rate	21%	21%
State income taxes	1%	1%
Income tax credits	(1%)	(3%)
Other	—	(1%)
Effective income tax rate	21%	18%

In the first quarter of 2024 and 2023, Devon recognized income tax credits associated with its qualified research activities.

6.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended March 31,
	2024	2023
Net earnings available to common shareholders - basic and diluted	$596	$987
Common shares:
Average common shares outstanding - basic	629	645
Dilutive effect of potential common shares issuable	3	2
Average common shares outstanding - diluted	632	647
Net earnings per share available to common shareholders:
Basic	$0.95	$1.53
Diluted	$0.94	$1.53

7. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended March 31,
	2024	2023
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(124)	$(116)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1
Accumulated other comprehensive loss, net of tax	$(123)	$(115)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

a component of other, net in the accompanying consolidated statements of comprehensive earnings.
8.
Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
Changes in assets and liabilities, net:
Accounts receivable	$(96)	$150
Other current assets	(23)	16
Other long-term assets	49	31
Accounts payable and revenues and royalties payable	143	(165)
Other current liabilities	116	(3)
Other long-term liabilities	(19)	(17)
Total	$170	$12
Supplementary cash flow data:
Interest paid	$63	$101
Income taxes refunded	$(4)	$—

9.
Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2024	December 31, 2023
Oil, gas and NGL sales	$1,013	$965
Joint interest billings	246	251
Marketing and midstream revenues	394	342
Other	24	22
Gross accounts receivable	1,677	1,580
Allowance for doubtful accounts	(7)	(7)
Net accounts receivable	$1,670	$1,573

10. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	March 31, 2024	December 31, 2023
Property and equipment:
Proved	$47,512	$46,659
Unproved and properties under development	1,333	1,279
Total oil and gas	48,845	47,938
Less accumulated DD&A	(30,812)	(30,113)
Oil and gas property and equipment, net	18,033	17,825
Other property and equipment	2,353	2,289
Less accumulated DD&A	(802)	(786)
Other property and equipment, net (1)	1,551	1,503
Property and equipment, net	$19,584	$19,328

(1)
$154 million and $136 million related to CDM in 2024 and 2023, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	March 31, 2024	December 31, 2023
5.25% due September 15, 2024	$472	$472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	57	64
Debt issuance costs	(31)	(30)
Total debt	$6,147	$6,155
Less amount classified as short-term debt	479	483
Total long-term debt	$5,668	$5,672

Retirement of Senior Notes

On August 1, 2023, Devon repaid the $242 million of 8.25% senior notes at maturity.

Credit Lines

In 2023, Devon amended and restated its 2018 Senior Credit Facility to provide for a new $3.0 billion revolving 2023 Senior Credit Facility. In the first quarter of 2024, Devon exercised its option to extend the 2023 Senior Credit Facility maturity date from March 24, 2028 to March 24, 2029. Devon has the option to extend the March 24, 2029 maturity date by two additional one-year periods subject to lender consent. As of March 31, 2024, Devon had no outstanding borrowings under the 2023 Senior Credit Facility and had issued $3 million in outstanding letters of credit under this facility. The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of March 31, 2024, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 21.5%.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended March 31,
	2024	2023
Interest based on debt outstanding	$87	$93
Interest income	(13)	(17)
Other	2	(4)
Total net financing costs	$76	$72

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$244	$32	$276	$246	$21	$267
Lease liabilities:
Current lease liabilities (1)	$22	$16	$38	$21	$12	$33
Long-term lease liabilities	285	16	301	286	9	295
Total lease liabilities (2)	$307	$32	$339	$307	$21	$328

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of March 31, 2024 and are therefore excluded from the amounts shown above.

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s financing lease right-of-use assets relate to real estate.

13.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2024	2023
Asset retirement obligations as of beginning of period	$665	$529
Liabilities incurred	8	6
Liabilities settled and divested	(8)	(6)
Revision of estimated obligation	35	27
Accretion expense on discounted obligation	9	7
Asset retirement obligations as of end of period	709	563
Less current portion	26	17
Asset retirement obligations, long-term	$683	$546

During the first quarter of 2024, Devon increased its asset retirement obligations by approximately $35 million primarily due to changes in current cost estimates and future retirement dates for its oil and gas assets. During the first quarter of 2023, Devon increased its asset retirement obligations by approximately $27 million primarily due to inflation-driven increases in current cost estimates.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.
Stockholders’ Equity

Share Repurchases

Devon's Board of Directors has authorized a $3.0 billion share repurchase program with a December 31, 2024 expiration date. The table below provides information regarding purchases of Devon’s common stock under the $3.0 billion share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$3.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	61.36
2023:
First quarter	10,090	545	53.96
Second quarter	3,795	200	52.70
Fourth quarter	5,465	247	45.17
2023 Total	19,350	992	51.23
2024:
First quarter	4,428	193	43.47
Total plan	49,469	$2,492	$50.37

Dividends

Devon pays a quarterly dividend which is comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 10% from $0.20 to $0.22 per share in the first quarter of 2024. The following table summarizes Devon’s fixed and variable dividends for the first quarter of 2024 and 2023, respectively.

	Fixed	Variable	Total	Rate Per Share
2024:
First quarter	$143	$156	$299	$0.44
2023:
First quarter	$133	$463	$596	$0.89

In May 2024, Devon announced a cash dividend in the amount of $0.35 per share payable in the second quarter of 2024. The dividend consists of a $0.22 per share fixed quarterly dividend and a $0.13 per share variable quarterly dividend and will total approximately $221 million.

Noncontrolling Interests

The noncontrolling interests’ share of CDM’s net earnings and the contributions from and distributions to the noncontrolling interests are presented as components of equity.

15.
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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of March 31, 2024, Devon has accrued approximately $50 million in other current liabilities pertaining to such royalty matters.

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

Other Indemnifications and Legacy Matters

Pursuant to various sale agreements relating to divested businesses and assets, Devon has indemnified various purchasers against liabilities that they may incur with respect to the businesses and assets acquired from Devon. Additionally, federal, state and other laws in areas of former operations may require previous operators (including corporate successors of previous operators) to perform or make payments in certain circumstances where the current operator may no longer be able to satisfy the applicable obligation. Such obligations may include plugging and abandoning wells, removing production facilities, undertaking other restorative actions or performing requirements under surface agreements in existence at the time of disposition. For example, a predecessor entity of a Devon subsidiary previously sold certain private, state and federal oil and gas leases covering properties in shallow waters off the coast of Louisiana in the Gulf of Mexico. These assets are generally referred to as the East Bay Field. The current operator of the East Bay Field has filed for protection under Chapter 11 of the U.S. Bankruptcy Code and may be unable to satisfy the eventual decommissioning obligations associated with the East Bay Field. Other companies in the chain of title of the East Bay Field have also sought bankruptcy protection and may be similarly unable to satisfy the eventual decommissioning obligations associated with the East Bay Field. Depending upon the outcome of these bankruptcy proceedings, amounts available under decommissioning bonds and a cash security account and other factors, Devon may be required to perform or fund certain decommissioning obligations associated with the East Bay Field under state and federal regulations applicable to predecessor operators. As a result of these factors and uncertainties, we are currently unable to provide an estimate of potential loss.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2024 and December 31, 2023, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2024 assets (liabilities):
Cash equivalents	$406	$406	$406	$—	$—
Commodity derivatives	$74	$74	$—	$74	$—
Commodity derivatives	$(44)	$(44)	$—	$(44)	$—
Debt	$(6,147)	$(6,047)	$—	$(6,047)	$—
Contingent earnout payments	$35	$35	$—	$—	$35
December 31, 2023 assets (liabilities):
Cash equivalents	$306	$306	$306	$—	$—
Commodity derivatives	$208	$208	$—	$208	$—
Commodity derivatives	$(9)	$(9)	$—	$(9)	$—
Debt	$(6,155)	$(6,090)	$—	$(6,090)	$—
Contingent earnout payments	$55	$55	$—	$—	$55

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month period ended March 31, 2024 compared to previous periods, and in our financial condition and liquidity since December 31, 2023. For information regarding our critical accounting policies and estimates, see our 2023 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items for the first quarter of 2024:

•
Oil production totaled 319 MBbls/d, exceeding our plan by 4%.
•
As of March 31, 2024, completed approximately 83% of our authorized $3.0 billion share repurchase program, with approximately 49.5 million of our common shares repurchased for approximately $2.5 billion, or $50.37 per share since inception of the plan.
•
Exited with $4.1 billion of liquidity, including $1.1 billion of cash.
•
Generated $1.7 billion of operating cash flow and $6.6 billion for the past twelve trailing months.
•
Increased our fixed dividend 10% to $0.22 per share.
•
Including variable dividends, paid dividends of $299 million and have declared approximately $221 million of dividends to be paid in the second quarter of 2024.
•
Earnings attributable to Devon were $596 million, or $0.94 per diluted share.
•
Core earnings (Non-GAAP) were $730 million, or $1.16 per diluted share.

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

Q1 2024 vs. Q4 2023

Our first quarter 2024 and fourth quarter 2023 net earnings were $0.6 billion and $1.2 billion, respectively. The graph below shows the change in net earnings from the fourth quarter of 2023 to the first quarter of 2024. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2024	% of Total	Q4 2023	Change
Oil (MBbls/d)
Delaware Basin	208	65%	208	0%
Eagle Ford	43	14%	43	0%
Anadarko Basin	11	3%	13	-14%
Williston Basin	40	13%	36	12%
Powder River Basin	13	4%	13	-2%
Other	4	1%	4	-1%
Total	319	100%	317	1%

	Q1 2024	% of Total	Q4 2023	Change
Gas (MMcf/d)
Delaware Basin	695	64%	673	3%
Eagle Ford	79	7%	81	-2%
Anadarko Basin	223	21%	225	-1%
Williston Basin	63	6%	61	2%
Powder River Basin	18	2%	20	-9%
Other	1	0%	1	-6%
Total	1,079	100%	1,061	2%

	Q1 2024	% of Total	Q4 2023	Change
NGLs (MBbls/d)
Delaware Basin	113	68%	112	1%
Eagle Ford	14	9%	15	-10%
Anadarko Basin	26	16%	29	-10%
Williston Basin	10	6%	10	5%
Powder River Basin	2	1%	3	-19%
Other	—	0%	—	N/M
Total	165	100%	169	-2%

	Q1 2024	% of Total	Q4 2023	Change
Combined (MBoe/d)
Delaware Basin	437	66%	433	1%
Eagle Ford	70	10%	72	-3%
Anadarko Basin	74	11%	79	-6%
Williston Basin	61	9%	55	9%
Powder River Basin	18	3%	19	-6%
Other	4	1%	4	-2%
Total	664	100%	662	0%

From the fourth quarter of 2023 to the first quarter of 2024, the change in volumes contributed to an $18 million decrease in earnings. Volumes per day increased slightly primarily due to new well activity in the Delaware Basin and Williston Basin which was partially offset by natural well declines in the Anadarko Basin. However, overall volumes declined slightly due to one less day in the first quarter of 2024 compared to the fourth quarter of 2023.

Realized Prices

	Q1 2024	Realization	Q4 2023	Change
Oil (per Bbl)
WTI index	$77.01		$78.48	-2%
Realized price, unhedged	$75.40	98%	$77.32	-2%
Cash settlements	$(0.25)		$(0.34)
Realized price, with hedges	$75.15	98%	$76.98	-2%

	Q1 2024	Realization	Q4 2023	Change
Gas (per Mcf)
Henry Hub index	$2.25		$2.88	-22%
Realized price, unhedged	$1.30	58%	$1.83	-29%
Cash settlements	$0.32		$0.19
Realized price, with hedges	$1.62	72%	$2.02	-20%

	Q1 2024	Realization	Q4 2023	Change
NGLs (per Bbl)
WTI index	$77.01		$78.48	-2%
Realized price, unhedged	$20.81	27%	$19.67	6%
Cash settlements	$(0.08)		$—
Realized price, with hedges	$20.73	27%	$19.67	5%

	Q1 2024	Q4 2023	Change
Combined (per Boe)
Realized price, unhedged	$43.52	$44.93	-3%
Cash settlements	$0.39	$0.14
Realized price, with hedges	$43.91	$45.07	-3%

From the fourth quarter of 2023 to the first quarter of 2024, realized prices contributed to a $90 million decrease in earnings. Unhedged realized oil and gas prices decreased primarily due to lower WTI and Henry Hub index prices. These were partially offset by hedge cash settlements primarily related to gas commodities.

We currently have approximately 30% and 25% of our remaining anticipated 2024 oil and gas production hedged, respectively.

Hedge Settlements

	Q1 2024	Q4 2023	Change
	Q
Oil	$(7)	$(10)	30%
Natural gas	32	18	78%
NGL	(1)	—	N/M
Total cash settlements (1)	$24	$8	200%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2024	Q4 2023	Change
LOE	$380	$381	0%
Gathering, processing & transportation	180	181	-1%
Production taxes	175	182	-4%
Property taxes	16	15	7%
Total	$751	$759	-1%
Per Boe:
LOE	$6.29	$6.25	1%
Gathering, processing & transportation	$2.98	$2.97	0%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.6%	0%

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

	Q1 2024	$ per BOE	Q4 2023	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,275	$32.06	$1,350	$33.93
Eagle Ford	266	$41.82	285	$43.02
Anadarko Basin	98	$14.64	118	$16.32
Williston Basin	164	$29.74	141	$27.58
Powder River Basin	60	$36.00	70	$39.42
Other	15	N/M	14	N/M
Total	$1,878	$31.09	$1,978	$32.47

DD&A

	Q1 2024	Q4 2023	Change
Oil and gas per Boe	$11.57	$10.31	12%

Oil and gas	$699	$628	11%
Other property and equipment	23	22	3%
Total	$722	$650	11%

DD&A increased $72 million primarily due to a 12% increase in the oil and gas DD&A rate. The largest contributor to the higher rate was our 2023 drilling and development activity.

G&A

	Q1 2024	Q4 2023	Change
G&A per Boe	$1.89	$1.83	3%

Labor and benefits	$63	$53	19%
Non-labor	51	58	-12%
Total	$114	$111	3%

G&A increased marginally in the first quarter of 2024 primarily due to higher labor and benefit costs which was partially offset by lower non-labor costs.

Other Items

	Q1 2024	Q4 2023	Change in earnings
Commodity hedge valuation changes (1)	$(169)	$316	$(485)
Marketing and midstream operations	(21)	(9)	(12)
Exploration expenses	9	4	(5)
Asset dispositions	1	11	10
Net financing costs	76	77	1
Other, net	22	10	(12)
			$(503)
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

Income Taxes

	Q1 2024	Q4 2023
Current expense	$119	$105
Deferred expense	40	164
Total expense	$159	$269
Current tax rate	16%	7%
Deferred tax rate	5%	12%
Effective income tax rate	21%	19%

For discussion on income taxes, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Q1 2024 vs. Q1 2023

Our first quarter 2024 and first quarter 2023 net earnings were $0.6 billion and $1.0 billion, respectively. The graph below shows the change in net earnings from the first quarter of 2023 to the first quarter of 2024. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2024	% of Total	Q1 2023	Change
Oil (MBbls/d)
Delaware Basin	208	65%	211	-1%
Eagle Ford	43	14%	40	7%
Anadarko Basin	11	3%	15	-29%
Williston Basin	40	13%	36	12%
Powder River Basin	13	4%	14	-7%
Other	4	1%	4	-5%
Total	319	100%	320	0%

	Q1 2024	% of Total	Q1 2023	Change
Gas (MMcf/d)
Delaware Basin	695	64%	640	9%
Eagle Ford	79	7%	82	-3%
Anadarko Basin	223	21%	237	-6%
Williston Basin	63	6%	54	16%
Powder River Basin	18	2%	16	13%
Other	1	0%	1	-24%
Total	1,079	100%	1,030	5%

	Q1 2024	% of Total	Q1 2023	Change
NGLs (MBbls/d)
Delaware Basin	113	68%	97	16%
Eagle Ford	14	9%	15	-6%
Anadarko Basin	26	16%	26	-1%
Williston Basin	10	6%	8	22%
Powder River Basin	2	1%	2	1%
Other	—	0%	1	N/M
Total	165	100%	149	11%

	Q1 2024	% of Total	Q1 2023	Change
Combined (MBoe/d)
Delaware Basin	437	66%	415	5%
Eagle Ford	70	10%	68	2%
Anadarko Basin	74	11%	81	-9%
Williston Basin	61	9%	53	14%
Powder River Basin	18	3%	19	-4%
Other	4	1%	5	-9%
Total	664	100%	641	4%

From the first quarter 2023 to the first quarter of 2024, the change in volumes contributed to a $67 million increase in earnings. Volumes increased primarily due to new well activity in the Delaware Basin and Williston Basin which was partially offset by natural well declines in the Anadarko Basin.

Realized Prices

	Q1 2024	Realization	Q1 2023	Change
Oil (per Bbl)
WTI index	$77.01		$76.17	1%
Realized price, unhedged	$75.40	98%	$74.32	1%
Cash settlements	$(0.25)		$(0.10)
Realized price, with hedges	$75.15	98%	$74.22	1%

	Q1 2024	Realization	Q1 2023	Change
Gas (per Mcf)
Henry Hub index	$2.25		$3.44	-35%
Realized price, unhedged	$1.30	58%	$2.29	-43%
Cash settlements	$0.32		$0.18
Realized price, with hedges	$1.62	72%	$2.47	-34%

	Q1 2024	Realization	Q1 2023	Change
NGLs (per Bbl)
WTI index	$77.01		$76.17	1%
Realized price, unhedged	$20.81	27%	$24.12	-14%
Cash settlements	$(0.08)		$—
Realized price, with hedges	$20.73	27%	$24.12	-14%

	Q1 2024	Q1 2023	Change
Combined (per Boe)
Realized price, unhedged	$43.52	$46.44	-6%
Cash settlements	$0.39	$0.22
Realized price, with hedges	$43.91	$46.66	-6%

From the first quarter of 2023 to the first quarter of 2024, realized prices contributed to a $117 million decrease in earnings. This decrease was due to lower unhedged realized gas and NGL prices which decreased primarily due to lower Henry Hub and Mont Belvieu index prices. This decrease was partially offset by a slight increase in unhedged realized oil prices which was primarily due to higher WTI index prices. Realized prices were strengthened by hedge cash settlements related primarily to gas commodities in the first quarter of 2024.

Hedge Settlements

	Q1 2024	Q1 2023	Change
Oil	$(7)	$(3)	-133%
Natural gas	32	16	100%
NGL	(1)	—	N/M
Total cash settlements (1)	$24	$13	85%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2024	Q1 2023	Change
LOE	$380	$327	16%
Gathering, processing & transportation	180	166	8%
Production taxes	175	175	0%
Property taxes	16	25	-36%
Total	$751	$693	8%
Per Boe:
LOE	$6.29	$5.67	11%
Gathering, processing & transportation	$2.98	$2.88	4%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.5%	2%

LOE and gathering, processing and transportation expenses increased in the first quarter of 2024 primarily due to increased activity.

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

	Q1 2024	$ per BOE	Q1 2023	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,275	$32.06	$1,334	$35.71
Eagle Ford	266	$41.82	257	$41.75
Anadarko Basin	98	$14.64	154	$21.09
Williston Basin	164	$29.74	156	$32.65
Powder River Basin	60	$36.00	70	$41.43
Other	15	N/M	15	N/M
Total	$1,878	$31.09	$1,986	$34.42

DD&A

	Q1 2024	Q1 2023	Change
Oil and gas per Boe	$11.57	$10.25	13%

Oil and gas	$699	$591	18%
Other property and equipment	23	24	-5%
Total	$722	$615	17%

DD&A increased $107 million primarily due to a 13% increase in the oil and gas DD&A rate. The largest contributor to the higher rate was our 2023 drilling and development activity.

G&A

	Q1 2024	Q1 2023	Change
G&A per Boe	$1.89	$1.85	2%

Labor and benefits	$63	$56	13%
Non-labor	51	50	2%
Total	$114	$106	8%

G&A increased in the first quarter of 2024 due to higher labor and benefit costs.

Other Items

	Q1 2024	Q1 2023	Change in earnings
Commodity hedge valuation changes (1)	$(169)	$51	$(220)
Marketing and midstream operations	(21)	(25)	4
Exploration expenses	9	3	(6)
Asset dispositions	1	—	(1)
Net financing costs	76	72	(4)
Other, net	22	5	(17)
			$(244)
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

Income Taxes

	Q1 2024	Q1 2023
Current expense	$119	$141
Deferred expense	40	80
Total expense	$159	$221
Current tax rate	16%	12%
Deferred tax rate	5%	6%
Effective income tax rate	21%	18%

For discussion on income taxes, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Operating cash flow	$1,738	$1,677
Capital expenditures	(894)	(1,012)
Divestitures of property and equipment	17	21
Investment activity, net	(36)	(29)
Repurchases of common stock	(205)	(517)
Common stock dividends	(299)	(596)
Noncontrolling interest activity, net	5	(11)
Other	(52)	(100)
Net change in cash, cash equivalents and restricted cash	$274	$(567)
Cash, cash equivalents and restricted cash at end of period	$1,149	$887

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all of our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for dividends and share repurchases.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2024	2023
Delaware Basin	$534	$584
Eagle Ford	157	192
Anadarko Basin	60	62
Williston Basin	42	99
Powder River Basin	33	38
Other	2	1
Total oil and gas	828	976
Midstream	37	16
Other	29	20
Total capital expenditures	$894	$1,012

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first three months of 2024 represented approximately 51% of our operating cash flow.

Divestitures of Property and Equipment

During the first three months of 2024 and 2023, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first three months of 2024 and 2023, Devon received distributions from our investments of $11 million and $8 million, respectively. Devon contributed $47 million and $37 million to our investments during the first three months of 2024 and 2023, respectively.

Shareholder Distributions and Stock Activity

We repurchased approximately 4.4 million shares of common stock for $193 million and approximately 10.1 million shares of common stock for $545 million, under the share repurchase program authorized by our Board of Directors, in the first three months of 2024 and 2023, respectively. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the first quarter of 2024 and 2023. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 10% from $0.20 to $0.22 per share in the first quarter of 2024. In addition to the fixed quarterly dividend, we paid a variable dividend in the first quarter of 2024 and 2023.

	Fixed	Variable	Total	Rate Per Share
2024:
First quarter	$143	$156	$299	$0.44
2023:
First quarter	$133	$463	$596	$0.89

Noncontrolling Interest Activity, net

During the first three months of 2024 and 2023, we distributed $7 million and $10 million, respectively, to our noncontrolling interests in CDM. During the first three months of 2024, we received contributions from our noncontrolling interests of $12 million.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the first quarter of 2024, we held approximately $1.1 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2024 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2024. The currently elevated level of cost inflation has eroded, and could continue to erode, our cost efficiencies gained over previous years and pressure our margins for the remainder of 2024. Despite this, we expect to continue generating material amounts of free cash flow at current commodity price levels due to our strategy of spending within cash flow.

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

Credit Availability

As of March 31, 2024, we had approximately $3.0 billion of available borrowing capacity under our 2023 Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2024, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

In May 2024, Devon announced a cash dividend in the amount of $0.35 per share payable in the second quarter of 2024. The dividend consists of a $0.22 per share fixed quarterly dividend and a $0.13 per share variable quarterly dividend and will total approximately $221 million.

Our Board of Directors has authorized a $3.0 billion share repurchase program that expires December 31, 2024. Through April 2024, we had executed $2.6 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2024 is expected to range from approximately $2.4 billion to $2.7 billion.

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates, see our 2023 Annual Report on Form 10-K.

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

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended March 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2024
Earnings attributable to Devon (GAAP)	$768	$609	$596	$0.94
Adjustments:
Asset dispositions	1	1	1	—
Deferred tax asset valuation allowance	—	(1)	(1)	—
Fair value changes in financial instruments	172	134	134	0.22
Core earnings attributable to Devon (Non-GAAP)	$941	$743	$730	$1.16
2023
Earnings attributable to Devon (GAAP)	$1,224	$1,003	$995	$1.53
Adjustments:
Deferred tax asset valuation allowance	—	(3)	(3)	(0.01)
Fair value changes in financial instruments	(53)	(40)	(40)	(0.06)
Core earnings attributable to Devon (Non-GAAP)	$1,171	$960	$952	$1.46

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended March 31,
	2024	2023
Net earnings (GAAP)	$609	$1,003
Financing costs, net	76	72
Income tax expense	159	221
Exploration expenses	9	3
Depreciation, depletion and amortization	722	615
Asset dispositions	1	—
Share-based compensation	24	23
Derivative and financial instrument non-cash valuation changes	169	(51)
Accretion on discounted liabilities and other	22	5
EBITDAX (Non-GAAP)	1,791	1,891
Marketing and midstream revenues and expenses, net	21	25
Commodity derivative cash settlements	(24)	(13)
General and administrative expenses, cash-based	90	83
Field-level cash margin (Non-GAAP)	$1,878	$1,986

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2024, we have commodity derivatives that pertain to a portion of our estimated production for the last nine months of 2024, as well as for 2025 and 2026. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2024, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $200 million.

Interest Rate Risk

As of March 31, 2024, we had total debt of $6.1 billion. All of our debt is based on fixed interest rates averaging 5.7%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2024 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2023 Annual Report on Form 10-K, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 15 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Please see our 2023 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2024 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,965	$43.11	1,964	$616
February 1 - February 29	2,856	$42.57	1,913	$534
March 1 - March 31	562	$47.31	551	$508
Total	5,383	$43.26	4,428

(1)
In addition to shares purchased under the share repurchase program described below these amounts include approximately 1 million shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approval, Devon's Board of Directors ultimately expanded the share repurchase program authorization to $3.0 billion, with a December 31, 2024 expiration date. In the first quarter of 2024, we repurchased 4.4 million common shares for $193 million, or $43.47 per share, under this share repurchase program. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1

Extension Agreement, dated as of March 25, 2024, to the Amended and Restated Credit Agreement, dated as of March 24, 2023, among Devon Energy Corporation, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and each Lender and L/C Issuer from time to time party thereto, with respect to Borrower’s extension of the maturity date from March 24, 2028 to March 24, 2029.

10.2*	2024 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded.

10.3*

2024 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded.

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

DEVON ENERGY CORPORATION

Date: May 2, 2024	/s/ John B. Sherrer
John B. Sherrer
Vice President, Accounting and Controller