Form 10-Q
period 2024-06-30
DEVON ENERGY CORP/DE
filed 2024-08-07
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

On July 24, 2024, 626.2 million shares of common stock were outstanding.

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

“FASB” means Financial Accounting Standards Board.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Oil, gas and NGL sales	$2,796	$2,493	$5,425	$5,172
Oil, gas and NGL derivatives	23	(76)	(122)	(12)
Marketing and midstream revenues	1,098	1,037	2,210	2,117
Total revenues	3,917	3,454	7,513	7,277
Production expenses	788	719	1,539	1,412
Exploration expenses	3	10	12	13
Marketing and midstream expenses	1,108	1,051	2,241	2,156
Depreciation, depletion and amortization	768	638	1,490	1,253
Asset dispositions	15	(41)	16	(41)
General and administrative expenses	114	92	228	198
Financing costs, net	76	78	152	150
Other, net	5	10	27	15
Total expenses	2,877	2,557	5,705	5,156
Earnings before income taxes	1,040	897	1,808	2,121
Income tax expense	185	199	344	420
Net earnings	855	698	1,464	1,701
Net earnings attributable to noncontrolling interests	11	8	24	16
Net earnings attributable to Devon	$844	$690	$1,440	$1,685
Net earnings per share:
Basic net earnings per share	$1.35	$1.08	$2.29	$2.61
Diluted net earnings per share	$1.34	$1.07	$2.29	$2.60
Comprehensive earnings:
Net earnings	$855	$698	$1,464	$1,701
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	2	2
Other comprehensive earnings, net of tax	1	1	2	2
Comprehensive earnings:	$856	$699	$1,466	$1,703
Comprehensive earnings attributable to noncontrolling interests	11	8	24	16
Comprehensive earnings attributable to Devon	$845	$691	$1,442	$1,687

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,169	$875
Accounts receivable	1,589	1,573
Inventory	258	249
Other current assets	343	460
Total current assets	3,359	3,157
Oil and gas property and equipment, based on successful efforts accounting, net	18,216	17,825
Other property and equipment, net ($159 million and $136 million related to CDM in 2024 and 2023, respectively)	1,569	1,503
Total property and equipment, net	19,785	19,328
Goodwill	753	753
Right-of-use assets	297	267
Investments	704	666
Other long-term assets	264	319
Total assets	$25,162	$24,490
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$754	$760
Revenues and royalties payable	1,363	1,222
Short-term debt	475	483
Other current liabilities	424	484
Total current liabilities	3,016	2,949
Long-term debt	5,665	5,672
Lease liabilities	315	295
Asset retirement obligations	691	643
Other long-term liabilities	829	876
Deferred income taxes	1,917	1,838
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 628 million and 636 million shares in 2024 and 2023, respectively	63	64
Additional paid-in capital	5,478	5,939
Retained earnings	7,132	6,195
Accumulated other comprehensive loss	(122)	(124)
Treasury stock, at cost, 0.3 million shares in 2023	—	(13)
Total stockholders’ equity attributable to Devon	12,551	12,061
Noncontrolling interests	178	156
Total equity	12,729	12,217
Total liabilities and equity	$25,162	$24,490

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net earnings	$855	$698	$1,464	$1,701
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	768	638	1,490	1,253
Leasehold impairments	1	3	1	3
Amortization of liabilities	—	(8)	—	(15)
Total (gains) losses on commodity derivatives	(23)	76	122	12
Cash settlements on commodity derivatives	54	37	78	50
(Gains) losses on asset dispositions	15	(41)	16	(41)
Deferred income tax expense	39	119	79	199
Share-based compensation	27	25	51	48
Other	—	(2)	3	—
Changes in assets and liabilities, net	(201)	(140)	(31)	(128)
Net cash from operating activities	1,535	1,405	3,273	3,082
Cash flows from investing activities:
Capital expenditures	(948)	(1,079)	(1,842)	(2,091)
Acquisitions of property and equipment	(82)	(18)	(90)	(31)
Divestitures of property and equipment	1	1	18	22
Distributions from investments	11	9	22	17
Contributions to investments and other	(1)	(15)	(48)	(52)
Net cash from investing activities	(1,019)	(1,102)	(1,940)	(2,135)
Cash flows from financing activities:
Repurchases of common stock	(256)	(228)	(461)	(745)
Dividends paid on common stock	(223)	(462)	(522)	(1,058)
Contributions from noncontrolling interests	12	8	24	8
Distributions to noncontrolling interests	(19)	(13)	(26)	(24)
Shares exchanged for tax withholdings and other	(9)	(9)	(51)	(96)
Net cash from financing activities	(495)	(704)	(1,036)	(1,915)
Effect of exchange rate changes on cash	(1)	2	(3)	2
Net change in cash, cash equivalents and restricted cash	20	(399)	294	(966)
Cash, cash equivalents and restricted cash at beginning of period	1,149	887	875	1,454
Cash, cash equivalents and restricted cash at end of period	$1,169	$488	$1,169	$488

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,140	$372	$1,140	$372
Restricted cash	29	116	29	116
Total cash, cash equivalents and restricted cash	$1,169	$488	$1,169	$488

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended June 30, 2024
Balance as of March 31, 2024	633	$63	$5,718	$6,509	$(123)	$—	$174	$12,341
Net earnings	—	—	—	844	—	—	11	855
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	(3)	—	—	(264)	—	(267)
Common stock retired	(5)	—	(264)	—	—	264	—	—
Common stock dividends	—	—	—	(221)	—	—	—	(221)
Share-based compensation	—	—	27	—	—	—	—	27
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
Balance as of June 30, 2024	628	$63	$5,478	$7,132	$(122)	$—	$178	$12,729
Three Months Ended June 30, 2023
Balance as of March 31, 2023	645	$64	$6,344	$4,712	$(115)	$(28)	$126	$11,103
Net earnings	—	—	—	690	—	—	8	698
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	(2)	—	—	(208)	—	(210)
Common stock retired	(4)	—	(236)	—	—	236	—	—
Common stock dividends	—	—	—	(462)	—	—	—	(462)
Share-based compensation	—	—	25	—	—	—	—	25
Contributions from noncontrolling interests	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance as of June 30, 2023	641	$64	$6,131	$4,940	$(114)	$—	$129	$11,150
Six Months Ended June 30, 2024
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217
Net earnings	—	—	—	1,440	—	—	24	1,464
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(4)	—	—	(496)	—	(500)
Common stock retired	(11)	(1)	(508)	—	—	509	—	—
Common stock dividends	—	—	—	(503)	—	—	—	(503)
Share-based compensation	1	—	51	—	—	—	—	51
Contributions from noncontrolling interests	—	—	—	—	—	—	24	24
Distributions to noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Balance as of June 30, 2024	628	$63	$5,478	$7,132	$(122)	$—	$178	$12,729
Six Months Ended June 30, 2023
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	1,685	—	—	16	1,701
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(6)	—	—	(833)	—	(839)
Common stock retired	(15)	(1)	(832)	—	—	833	—	—
Common stock dividends	—	—	—	(1,042)	—	—	—	(1,042)
Share-based compensation	1	—	48	—	—	—	—	48
Contributions from noncontrolling interests	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Balance as of June 30, 2023	641	$64	$6,131	$4,940	$(114)	$—	$129	$11,150

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2023 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2024 and 2023 and Devon’s financial position as of June 30, 2024.

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

Investments

The following table presents Devon's investments.

		Carrying Amount
Investments	% Interest	June 30, 2024	December 31, 2023
Catalyst	50%	$291	$311
Water JV	30%	218	216
Matterhorn	12.5%	90	90
Fervo	12%	56	—
Other	Various	49	49
Total		$704	$666

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

In the first quarter of 2024, Devon committed to invest approximately $100 million in Fervo, a company that generates energy from geothermal wells. As of June 30, 2024, Devon has funded approximately $55 million of the commitment and expects to fund the remaining $45 million commitment throughout 2024. The investment in Fervo allows Devon to exercise significant influence over Fervo, and the investment is accounted for under the equity method of accounting. Devon's investment in Fervo is shown within investments on the consolidated balance sheets and Devon's share of Fervo earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil	$2,413	$2,106	$4,602	$4,249
Gas	57	122	185	335
NGL	326	265	638	588
Oil, gas and NGL sales	2,796	2,493	5,425	5,172

Oil	801	735	1,608	1,465
Gas	100	123	221	275
NGL	197	179	381	377
Marketing and midstream revenues	1,098	1,037	2,210	2,117
Total revenues from contracts with customers	$3,894	$3,530	$7,635	$7,289

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

2. Acquisitions and Divestitures

Acquisition

In July 2024, Devon announced it had entered into an agreement to acquire the Williston Basin business of Grayson Mill Energy. The purchase price for the transaction consists of $3.25 billion of cash and approximately 37 million shares of Devon common stock, in each case subject to various purchase price adjustments. Devon plans to fund the cash portion of the purchase price through cash on hand and debt, which we expect to include a combination of term loans and bond issuances. The transaction is expected to close by the end of the third quarter of 2024, subject to regulatory approvals and other customary closing conditions.

Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

January 1, 2021 and has a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first quarter of 2024 and $65 million in the first quarter of 2023. Devon could also receive up to an additional $65 million in contingent earnout payments for the remaining performance period depending on future commodity prices. The valuation of the future contingent earnout payment included within other current assets in the June 30, 2024 consolidated balance sheet was approximately $20 million. This value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

Devon also received $4 million in contingent earnout payments in the first quarter of 2023 related to the sale of non-core assets in the Rockies.

3.
Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon also periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of June 30, 2024, Devon did not have any open interest rate contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of June 30, 2024, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

Commodity Derivatives

As of June 30, 2024, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2024	28,000	$78.97	83,000	$67.80	$85.04
Q1-Q4 2025	4,468	$72.83	5,992	$70.00	$77.97

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2024	Midland Sweet	69,500	$1.17
Q3-Q4 2024	NYMEX Roll	26,000	$0.82
Q1-Q4 2025	Midland Sweet	63,000	$1.00
Q1-Q4 2026	Midland Sweet	18,000	$1.21

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2024, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2024	279,000	$3.18	15,000	$3.00	$3.65
Q1-Q4 2025	200,537	$3.34	15,000	$3.00	$3.65
Q1-Q4 2026	80,000	$3.90	—	—	—

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2024	El Paso Natural Gas	10,000	$(1.00)
Q3-Q4 2024	Houston Ship Channel	160,000	$(0.28)
Q3-Q4 2024	WAHA	80,000	$(0.74)
Q1-Q4 2025	Houston Ship Channel	40,000	$(0.35)
Q1-Q4 2025	WAHA	10,000	$(0.63)
Q1-Q4 2026	Houston Ship Channel	25,000	$(0.25)

As of June 30, 2024, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2024	Natural Gasoline	3,000	$69.11
Q3-Q4 2024	Normal Butane	3,350	$37.58
Q3-Q4 2024	Propane	5,250	$33.01

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The table below presents a summary of these positions as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$44	$(15)	$29	$213	$(5)	$208	Other current assets
Long-term derivative asset	5	(3)	2	—	—	—	Other long-term assets
Short-term derivative liability	(39)	15	(24)	(7)	5	(2)	Other current liabilities
Long-term derivative liability	(10)	3	(7)	(7)	—	(7)	Other long-term liabilities
Total derivative asset	$—	$—	$—	$199	$—	$199

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Six Months Ended June 30,
	2024	2023
G&A	$50	$48
Exploration expenses	1	—
Total	$51	$48

Related income tax benefit	$18	$27

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/23	4,033	$42.10	1,547		$43.25
Granted	1,883	$42.46	858		$40.41
Vested	(1,789)	$34.84	(1,226)		$18.08
Forfeited	(58)	$45.04	—		$—
Unvested at 6/30/24	4,069	$45.42	1,179	(1)	$67.38

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2024.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$128	$33
Weighted average period for recognition (years)	2.8	1.8

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings before income taxes	$1,040	$897	$1,808	$2,121

Current income tax expense	$146	$80	$265	$221
Deferred income tax expense	39	119	79	199
Total income tax expense	$185	$199	$344	$420

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	1%	1%	1%	1%
Income tax credits	(4%)	—	(3%)	(2%)
Effective income tax rate	18%	22%	19%	20%

In the first six months of 2024 and 2023, Devon recognized income tax credits associated with its qualified research activities.

6.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings available to common shareholders - basic and diluted	$844	$687	$1,440	$1,674
Common shares:
Average common shares outstanding - basic	626	638	628	641
Dilutive effect of potential common shares issuable	2	1	2	2
Average common shares outstanding - diluted	628	639	630	643
Net earnings per share available to common shareholders:
Basic	$1.35	$1.08	$2.29	$2.61
Diluted	$1.34	$1.07	$2.29	$2.60

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(123)	$(115)	$(124)	$(116)
Recognition of net actuarial loss and prior service cost in earnings (1)	2	2	3	3
Income tax expense	(1)	(1)	(1)	(1)
Accumulated other comprehensive loss, net of tax	$(122)	$(114)	$(122)	$(114)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.
8.
Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Changes in assets and liabilities, net:
Accounts receivable	$81	$98	$(15)	$248
Other current assets	(84)	(12)	(107)	4
Other long-term assets	(16)	(13)	33	18
Accounts payable and revenues and royalties payable	42	(65)	185	(230)
Other current liabilities	(224)	(138)	(108)	(141)
Other long-term liabilities	—	(10)	(19)	(27)
Total	$(201)	$(140)	$(31)	$(128)
Supplementary cash flow data:
Interest paid	$112	$88	$175	$189
Income taxes paid	$388	$259	$384	$259

Devon's non-cash investing activities for the three and six months ended June 30, 2023, included approximately $150 million of contributions of other property and equipment for the formation of the Water JV.

9.
Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2024	December 31, 2023
Oil, gas and NGL sales	$941	$965
Joint interest billings	253	251
Marketing and midstream revenues	370	342
Other	32	22
Gross accounts receivable	1,596	1,580
Allowance for doubtful accounts	(7)	(7)
Net accounts receivable	$1,589	$1,573

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2024	December 31, 2023
Property and equipment:
Proved	$48,402	$46,659
Unproved and properties under development	1,370	1,279
Total oil and gas	49,772	47,938
Less accumulated DD&A	(31,556)	(30,113)
Oil and gas property and equipment, net	18,216	17,825
Other property and equipment	2,386	2,289
Less accumulated DD&A	(817)	(786)
Other property and equipment, net (1)	1,569	1,503
Property and equipment, net	$19,785	$19,328

(1)
$159 million and $136 million related to CDM in 2024 and 2023, respectively.
11.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures are senior, unsecured obligations of Devon.

	June 30, 2024	December 31, 2023
5.25% due September 15, 2024	$472	$472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
Net premium on debentures and notes	49	64
Debt issuance costs	(30)	(30)
Total debt	$6,140	$6,155
Less amount classified as short-term debt	475	483
Total long-term debt	$5,665	$5,672

Retirement of Senior Notes

On August 1, 2023, Devon repaid the $242 million of 8.25% senior notes at maturity.

Credit Lines

In 2023, Devon amended and restated its 2018 Senior Credit Facility to provide for a new $3.0 billion revolving 2023 Senior Credit Facility. In the first quarter of 2024, Devon exercised its option to extend the 2023 Senior Credit Facility maturity date from March 24, 2028 to March 24, 2029. Devon has the option to extend the March 24, 2029 maturity date by two additional one-year periods subject to lender consent. As of June 30, 2024, Devon had no outstanding borrowings under the 2023 Senior Credit Facility and had issued $3 million in outstanding letters of credit under this facility. The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

write-downs such as impairments. As of June 30, 2024, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 21.2%.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest based on debt outstanding	$88	$96	$175	$189
Interest income	(14)	(15)	(27)	(32)
Other	2	(3)	4	(7)
Total net financing costs	$76	$78	$152	$150

12. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$241	$56	$297	$246	$21	$267
Lease liabilities:
Current lease liabilities (1)	$21	$26	$47	$21	$12	$33
Long-term lease liabilities	285	30	315	286	9	295
Total lease liabilities (2)	$306	$56	$362	$307	$21	$328

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of June 30, 2024 and are therefore excluded from the amounts shown above.

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s financing lease right-of-use assets relate to real estate.

13.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2024	2023
Asset retirement obligations as of beginning of period	$665	$529
Liabilities incurred	15	14
Liabilities settled and divested	(16)	(18)
Revision of estimated obligation	35	27
Accretion expense on discounted obligation	18	14
Asset retirement obligations as of end of period	717	566
Less current portion	26	18
Asset retirement obligations, long-term	$691	$548

During the first six months of 2024, Devon increased its asset retirement obligations by approximately $35 million primarily due to changes in current cost estimates and future retirement dates for its oil and gas assets. During the first six months of 2023, Devon increased its asset retirement obligations by approximately $27 million primarily due to inflation-driven increases in cost estimates.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.
Stockholders’ Equity

Share Repurchases

In July 2024, Devon's Board of Directors authorized an expansion to the company's share repurchase program from $3.0 billion to $5.0 billion and extended the expiration date from December 31, 2024 to June 30, 2026. The table below provides information regarding purchases of Devon’s common stock under the $5.0 billion share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	$61.36
2023:
First quarter	10,090	545	$53.96
Second quarter	3,795	200	$52.70
Fourth quarter	5,465	247	$45.17
2023 Total	19,350	992	$51.23
2024:
First quarter	4,428	193	$43.47
Second quarter	5,188	256	$49.40
2024 Total	9,616	449	$46.67
Total plan	54,657	$2,748	$50.28

Dividends

Devon pays a quarterly dividend which is comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 10% from $0.20 to $0.22 per share in the first quarter of 2024. The following table summarizes Devon’s fixed and variable dividends for the first six months of 2024 and 2023, respectively.

	Fixed	Variable	Total	Rate Per Share
2024:
First quarter	$143	$156	$299	$0.44
Second quarter	138	85	223	$0.35
Total year-to-date	$281	$241	$522
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Total year-to-date	$261	$797	$1,058

In August 2024, Devon announced a cash dividend in the amount of $0.44 per share payable in the third quarter of 2024. The dividend consists of a $0.22 per share fixed quarterly dividend and a $0.22 per share variable quarterly dividend and will total approximately $276 million.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of June 30, 2024, Devon has accrued approximately $35 million in other current liabilities pertaining to such royalty matters.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2024 and December 31, 2023, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2024 assets (liabilities):
Cash equivalents	$487	$487	$487	$—	$—
Commodity derivatives	$31	$31	$—	$31	$—
Commodity derivatives	$(31)	$(31)	$—	$(31)	$—
Debt	$(6,140)	$(5,932)	$—	$(5,932)	$—
Contingent earnout payments	$20	$20	$—	$—	$20
December 31, 2023 assets (liabilities):
Cash equivalents	$306	$306	$306	$—	$—
Commodity derivatives	$208	$208	$—	$208	$—
Commodity derivatives	$(9)	$(9)	$—	$(9)	$—
Debt	$(6,155)	$(6,090)	$—	$(6,090)	$—
Contingent earnout payments	$55	$55	$—	$—	$55

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2024 compared to previous periods, and in our financial condition and liquidity since December 31, 2023. For information regarding our critical accounting policies and estimates, see our 2023 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

We are a leading independent oil and natural gas exploration and production company whose operations are focused onshore in the United States. Our operations are currently focused in five core areas: the Delaware Basin, Eagle Ford, Anadarko Basin, Williston Basin and Powder River Basin. Our asset base is underpinned by premium acreage in the economic core of the Delaware Basin and our diverse, top-tier resource plays, providing a deep inventory of opportunities for years to come.

In July 2024, Devon announced it had entered into an agreement to acquire the Williston Basin business of Grayson Mill Energy. The purchase price for the transaction consists of $3.25 billion of cash and approximately 37 million shares of Devon common stock, in each case subject to various purchase price adjustments. The transaction is expected to close by the end of the third quarter of 2024 and increase our volumes in 2025 by approximately 100 MBoe/d, with approximately 55% being oil. The acquisition will allow us to efficiently expand our oil production and operating scale, creating immediate and long-term, sustainable value to shareholders over time. As evidenced by this recent acquisition, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items for the second quarter of 2024:

•
Oil production totaled 335 MBbls/d, exceeding our plan by 3%.
•
Expanded share repurchase program to $5.0 billion and have repurchased approximately 54.7 million of our common shares for approximately $2.7 billion, or $50.28 per share since inception of the plan.
•
Exited with $4.2 billion of liquidity, including $1.2 billion of cash.
•
Generated $1.5 billion of operating cash flow and $6.7 billion for the past twelve trailing months.
•
Including variable dividends, paid dividends of $223 million and have declared approximately $276 million of dividends to be paid in the third quarter of 2024.
•
Earnings attributable to Devon were $844 million, or $1.34 per diluted share.
•
Core earnings (Non-GAAP) were $885 million, or $1.41 per diluted share.

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

Q2 2024 vs. Q1 2024

Our second quarter 2024 and first quarter 2024 net earnings were $855 million and $609 million, respectively. The graph below shows the change in net earnings from the first quarter of 2024 to the second quarter of 2024. The material changes are further discussed by category on the following pages.

Production Volumes

	Q2 2024	% of Total	Q1 2024	Change
Oil (MBbls/d)
Delaware Basin	221	66%	208	6%
Eagle Ford	46	14%	43	8%
Anadarko Basin	14	4%	11	27%
Williston Basin	37	11%	40	-6%
Powder River Basin	13	4%	13	-1%
Other	4	1%	4	-3%
Total	335	100%	319	5%

	Q2 2024	% of Total	Q1 2024	Change
Gas (MMcf/d)
Delaware Basin	712	63%	695	2%
Eagle Ford	92	8%	79	16%
Anadarko Basin	244	21%	223	9%
Williston Basin	71	6%	63	13%
Powder River Basin	18	2%	18	0%
Other	—	0%	1	N/M
Total	1,137	100%	1,079	5%

	Q2 2024	% of Total	Q1 2024	Change
NGLs (MBbls/d)
Delaware Basin	121	66%	113	7%
Eagle Ford	17	10%	14	26%
Anadarko Basin	30	16%	26	15%
Williston Basin	12	7%	10	19%
Powder River Basin	2	1%	2	3%
Other	—	0%	—	N/M
Total	182	100%	165	11%

	Q2 2024	% of Total	Q1 2024	Change
Combined (MBoe/d)
Delaware Basin	461	65%	437	5%
Eagle Ford	79	11%	70	13%
Anadarko Basin	84	12%	74	14%
Williston Basin	61	9%	61	1%
Powder River Basin	18	2%	18	0%
Other	4	1%	4	0%
Total	707	100%	664	7%

From the first quarter of 2024 to the second quarter of 2024, the change in volumes contributed to a $151 million increase in earnings. The increase in volumes was primarily due to new well activity in the Delaware Basin, Anadarko Basin and Eagle Ford.

Realized Prices

	Q2 2024	Realization	Q1 2024	Change
Oil (per Bbl)
WTI index	$80.62		$77.01	5%
Realized price, unhedged	$79.10	98%	$75.40	5%
Cash settlements	$(0.15)		$(0.25)
Realized price, with hedges	$78.95	98%	$75.15	5%

	Q2 2024	Realization	Q1 2024	Change
Gas (per Mcf)
Henry Hub index	$1.89		$2.25	-16%
Realized price, unhedged	$0.55	29%	$1.30	-58%
Cash settlements	$0.55		$0.32
Realized price, with hedges	$1.10	58%	$1.62	-32%

	Q2 2024	Realization	Q1 2024	Change
NGLs (per Bbl)
WTI index	$80.62		$77.01	5%
Realized price, unhedged	$19.60	24%	$20.81	-6%
Cash settlements	$0.11		$(0.08)
Realized price, with hedges	$19.71	24%	$20.73	-5%

	Q2 2024	Q1 2024	Change
Combined (per Boe)
Realized price, unhedged	$43.44	$43.52	0%
Cash settlements	$0.85	$0.39
Realized price, with hedges	$44.29	$43.91	1%

From the first quarter of 2024 to the second quarter of 2024, realized prices contributed to a $16 million increase in earnings. Unhedged oil prices increased primarily due to higher WTI index prices, while unhedged gas and NGL prices decreased primarily due to lower Henry Hub and Mont Belvieu index prices. The decrease in the Henry Hub index price was partially offset by hedge cash settlements primarily related to gas commodities.

We currently have approximately 30% and 25% of our remaining anticipated 2024 oil and gas production hedged, respectively.

Hedge Settlements

	Q2 2024	Q1 2024	Change
	Q
Oil	$(5)	$(7)	29%
Natural gas	57	32	78%
NGL	2	(1)	N/M
Total cash settlements (1)	$54	$24	125%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q2 2024	Q1 2024	Change
LOE	$383	$380	1%
Gathering, processing & transportation	197	180	9%
Production taxes	188	175	7%
Property taxes	20	16	25%
Total	$788	$751	5%
Per Boe:
LOE	$5.95	$6.29	-5%
Gathering, processing & transportation	$3.07	$2.98	3%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.7%	1%

Production expenses increased during the second quarter of 2024 primarily due to increased activity as well as higher production taxes resulting from an increase in oil prices.

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

	Q2 2024	$ per BOE	Q1 2024	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,346	$32.12	$1,275	$32.06
Eagle Ford	303	$42.15	266	$41.82
Anadarko Basin	119	$15.48	98	$14.64
Williston Basin	160	$28.62	164	$29.74
Powder River Basin	65	$39.44	60	$36.00
Other	15	N/M	15	N/M
Total	$2,008	$31.19	$1,878	$31.09

DD&A

	Q2 2024	Q1 2024	Change
Oil and gas per Boe	$11.56	$11.57	0%

Oil and gas	$744	$699	6%
Other property and equipment	24	23	2%
Total	$768	$722	6%

DD&A increased in the second quarter of 2024 primarily due to higher volumes.

G&A

	Q2 2024	Q1 2024	Change
G&A per Boe	$1.77	$1.89	-7%

Labor and benefits	$62	$63	-2%
Non-labor	52	51	2%
Total	$114	$114	0%

Other Items

	Q2 2024	Q1 2024	Change in earnings
Commodity hedge valuation changes (1)	$(31)	$(169)	$138
Marketing and midstream operations	(10)	(21)	11
Exploration expenses	3	9	6
Asset dispositions	15	1	(14)
Net financing costs	76	76	—
Other, net	5	22	17
			$158
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

Income Taxes

	Q2 2024	Q1 2024
Current expense	$146	$119
Deferred expense	39	40
Total expense	$185	$159
Current tax rate	14%	16%
Deferred tax rate	4%	5%
Effective income tax rate	18%	21%

For discussion on income taxes, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

June 30, 2024 YTD vs. June 30, 2023 YTD

Our six months ended June 30, 2024 net earnings were $1.5 billion, compared to net earnings of $1.7 billion for the first six months ended June 30, 2023. The graph below shows the change in net earnings from the six months ended June 30, 2023 to the six months ended June 30, 2024. The material changes are further discussed by category on the following pages.

Production Volumes

	Six Months Ended June 30,
	2024	% of Total	2023	Change
Oil (MBbls/d)
Delaware Basin	215	66%	210	2%
Eagle Ford	45	13%	43	5%
Anadarko Basin	12	4%	15	-19%
Williston Basin	39	12%	36	8%
Powder River Basin	13	4%	14	-7%
Other	3	1%	4	N/M
Total	327	100%	322	2%

	Six Months Ended June 30,
	2024	% of Total	2023	Change
Gas (MMcf/d)
Delaware Basin	703	63%	638	10%
Eagle Ford	86	8%	84	2%
Anadarko Basin	233	21%	245	-5%
Williston Basin	67	6%	57	18%
Powder River Basin	18	2%	17	6%
Other	1	0%	1	N/M
Total	1,108	100%	1,042	6%

	Six Months Ended June 30,
	2024	% of Total	2023	Change
NGLs (MBbls/d)
Delaware Basin	117	67%	101	15%
Eagle Ford	16	9%	15	4%
Anadarko Basin	28	16%	29	-3%
Williston Basin	11	7%	9	26%
Powder River Basin	2	1%	2	1%
Other	—	0%	—	N/M
Total	174	100%	156	11%

	Six Months Ended June 30,
	2024	% of Total	2023	Change
Combined (MBoe/d)
Delaware Basin	449	65%	418	7%
Eagle Ford	75	10%	71	4%
Anadarko Basin	79	12%	85	-7%
Williston Basin	61	9%	54	12%
Powder River Basin	18	3%	19	-4%
Other	4	1%	5	-8%
Total	686	100%	652	5%

From the six months ended June 30, 2023 to the six months ended June 30, 2024, the change in volumes contributed to a $190 million increase in earnings. Volumes increased primarily due to new well activity in the Delaware Basin, Williston Basin and Eagle Ford, which was partially offset by natural well declines in the Anadarko Basin.

Realized Prices

	Six Months Ended June 30,
	2024	Realization	2023	Change
Oil (per Bbl)
WTI index	$78.82		$74.96	5%
Realized price, unhedged	$77.30	98%	$73.02	6%
Cash settlements	$(0.20)		$(0.06)
Realized price, with hedges	$77.10	98%	$72.96	6%

	Six Months Ended June 30,
	2024	Realization	2023	Change
Gas (per Mcf)
Henry Hub index	$2.07		$2.77	-25%
Realized price, unhedged	$0.92	44%	$1.77	-48%
Cash settlements	$0.44		$0.29
Realized price, with hedges	$1.36	66%	$2.06	-34%

	Six Months Ended June 30,
	2024	Realization	2023	Change
NGLs (per Bbl)
WTI index	$78.82		$74.96	5%
Realized price, unhedged	$20.17	26%	$20.79	-3%
Cash settlements	$0.02		$—
Realized price, with hedges	$20.19	26%	$20.79	-3%

	Six Months Ended June 30,
	2024	2023	Change
Combined (per Boe)
Realized price, unhedged	$43.48	$43.86	-1%
Cash settlements	$0.62	$0.42
Realized price, with hedges	$44.10	$44.28	0%

From the six months ended June 30, 2023 to the six months ended June 30, 2024, realized prices contributed to a $63 million increase in earnings. This increase was due to higher unhedged realized oil prices which increased primarily due to higher WTI index prices. This increase was partially offset by a decrease in unhedged realized gas prices which was primarily due to lower Henry Hub index prices. Realized prices were strengthened by hedge cash settlements related primarily to gas commodities in the first six months of 2024.

Hedge Settlements

	Six Months Ended June 30,
	2024	2023	Change
Oil	$(12)	$(3)	-300%
Natural gas	89	53	68%
NGL	1	—	N/M
Total cash settlements (1)	$78	$50	56%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Six Months Ended June 30,
	2024	2023	Change
LOE	$763	$680	12%
Gathering, processing & transportation	377	343	10%
Production taxes	363	340	7%
Property taxes	36	49	-28%
Total	$1,539	$1,412	9%
Per Boe:
LOE	$6.12	$5.77	6%
Gathering, processing & transportation	$3.02	$2.91	4%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.6%	2%

LOE and gathering, processing and transportation expenses increased for the first six months of 2024 primarily due to increased activity.

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

	Six Months Ended June 30,
	2024	$ per BOE	2023	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$2,621	$32.09	$2,530	$33.47
Eagle Ford	570	$41.99	520	$40.24
Anadarko Basin	217	$15.09	265	$17.22
Williston Basin	323	$29.18	284	$29.00
Powder River Basin	125	$37.72	133	$38.97
Other	30	N/M	28	N/M
Total	$3,886	$31.14	$3,760	$31.88

DD&A

	Six Months Ended June 30,
	2024	2023	Change
Oil and gas per Boe	$11.56	$10.24	13%

Oil and gas	$1,443	$1,207	20%
Other property and equipment	47	46	2%
Total	$1,490	$1,253	19%

DD&A increased in the first six months of 2024 primarily due to an increase in the oil and gas DD&A rate. The largest contributor to the higher rate was our 2023 drilling and development activity. DD&A also increased in the first six months of 2024 due to higher volumes.

G&A

	Six Months Ended June 30,
	2024	2023	Change
G&A per Boe	$1.83	$1.68	9%

Labor and benefits	$125	$106	18%
Non-labor	103	92	12%
Total	$228	$198	15%

G&A increased for the six months ended 2024 due to higher labor and non-labor costs.

Other Items

	Six Months Ended June 30,
	2024	2023	Change in earnings
Commodity hedge valuation changes (1)	$(200)	$(62)	$(138)
Marketing and midstream operations	(31)	(39)	8
Exploration expenses	12	13	1
Asset dispositions	16	(41)	(57)
Net financing costs	152	150	(2)
Other, net	27	15	(12)
			$(200)
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

In the second quarter of 2023, we recorded a $64 million gain within asset dispositions related to the difference between the fair market value and book value of assets contributed to the Water JV. For additional information, see Note 1 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Income Taxes

	Six Months Ended June 30,
	2024	2023
Current expense	$265	$221
Deferred expense	79	199
Total expense	$344	$420
Current tax rate	15%	11%
Deferred tax rate	4%	9%
Effective income tax rate	19%	20%

For discussion on income taxes, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash flow	$1,535	$1,405	$3,273	$3,082
Capital expenditures	(948)	(1,079)	(1,842)	(2,091)
Acquisitions of property and equipment	(82)	(18)	(90)	(31)
Divestitures of property and equipment	1	1	18	22
Investment activity, net	10	(6)	(26)	(35)
Repurchases of common stock	(256)	(228)	(461)	(745)
Common stock dividends	(223)	(462)	(522)	(1,058)
Noncontrolling interest activity, net	(7)	(5)	(2)	(16)
Other	(10)	(7)	(54)	(94)
Net change in cash, cash equivalents and restricted cash	$20	$(399)	$294	$(966)
Cash, cash equivalents and restricted cash at end of period	$1,169	$488	$1,169	$488

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all of our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for dividends and share repurchases.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Delaware Basin	$539	$644	$1,073	$1,228
Eagle Ford	202	198	359	390
Anadarko Basin	59	79	119	141
Williston Basin	42	83	84	182
Powder River Basin	53	41	86	79
Other	1	1	3	2
Total oil and gas	896	1,046	1,724	2,022
Midstream	30	18	67	34
Other	22	15	51	35
Total capital expenditures	$948	$1,079	$1,842	$2,091

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first six months of 2024 represented approximately 56% of our operating cash flow.

Acquisitions of Property and Equipment

During the first six months of 2024, we acquired leasehold interests across our portfolio, including in the Delaware Basin.

Divestitures of Property and Equipment

During the first six months of 2024 and 2023, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first six months of 2024 and 2023, Devon received distributions from our investments of $22 million and $17 million, respectively. Devon contributed $48 million and $52 million to our investments during the first six months of 2024 and 2023, respectively.

Shareholder Distributions and Stock Activity

We repurchased approximately 9.6 million shares of common stock for $449 million and approximately 13.9 million shares of common stock for $745 million under the share repurchase program authorized by our Board of Directors in the first six months of 2024 and 2023, respectively. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the second quarter and total for the first six months of 2024 and 2023. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 10% from $0.20 to $0.22 per share in the first quarter of 2024. In addition to the fixed quarterly dividend, we paid a variable dividend in the first and second quarters of 2024 and 2023.

	Fixed	Variable	Total	Rate Per Share
2024:
First quarter	$143	$156	$299	$0.44
Second quarter	138	85	223	$0.35
Total year-to-date	$281	$241	$522
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Total year-to-date	$261	$797	$1,058

Noncontrolling Interest Activity, net

During the first six months of 2024 and 2023, we distributed $26 million and $24 million, respectively, to our noncontrolling interests in CDM. During the first six months of 2024 and 2023, we received $24 million and $8 million, respectively, in contributions from our noncontrolling interests.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the second quarter of 2024, we held approximately $1.2 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of June 30, 2024 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Credit Availability

As of June 30, 2024, we had approximately $3.0 billion of available borrowing capacity under our 2023 Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2024, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

In August 2024, Devon announced a cash dividend in the amount of $0.44 per share payable in the third quarter of 2024. The dividend consists of a $0.22 per share fixed quarterly dividend and a $0.22 per share variable quarterly dividend and will total approximately $276 million.

Our Board of Directors has authorized a $5.0 billion share repurchase program that expires June 30, 2026. Through July 2024, we had executed $2.8 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2024 is expected to range from approximately $1.4 billion to $1.7 billion. These ranges do not include the potential impact of the Grayson Mill Energy acquisition that is expected to close by the end of the third quarter of 2024.

Acquisition

In July 2024, Devon announced it had entered into an agreement to acquire the Williston Basin business of Grayson Mill Energy. The purchase price for the transaction consists of $3.25 billion of cash and approximately 37 million shares of Devon common stock, in each case subject to various purchase price adjustments. Devon plans to fund the cash portion of the purchase price through cash on hand and debt, which we expect to include a combination of term loans and bond issuances. Pursuant to the agreement, Devon made a $250 million deposit in July into an escrow account. The transaction is expected to close by the end of the third quarter of 2024, subject to regulatory approvals and other customary closing conditions.

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

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended June 30,				Six Months Ended June 30,
	Before Tax	After Tax	After NCI	Per Diluted Share	Before Tax	After Tax	After NCI	Per Diluted Share
2024:
Earnings attributable to Devon (GAAP)	$1,040	$855	$844	$1.34	$1,808	$1,464	$1,440	$2.29
Adjustments:
Asset dispositions	15	11	11	0.02	16	12	12	0.02
Asset and exploration impairments	1	1	1	—	1	1	1	—
Deferred tax asset valuation allowance	—	4	4	0.01	—	3	3	—
Fair value changes in financial instruments	32	25	25	0.04	204	159	159	0.25
Core earnings attributable to Devon (Non-GAAP)	$1,088	$896	$885	$1.41	$2,029	$1,639	$1,615	$2.56
2023:
Earnings attributable to Devon (GAAP)	$897	$698	$690	$1.07	$2,121	$1,701	$1,685	$2.60
Adjustments:
Asset dispositions	(41)	(31)	(31)	(0.05)	(41)	(31)	(31)	(0.05)
Asset and exploration impairments	3	2	2	0.01	3	2	2	0.01
Deferred tax asset valuation allowance	—	10	10	0.02	—	7	7	0.01
Fair value changes in financial instruments	112	84	84	0.13	59	44	44	0.07
Core earnings attributable to Devon (Non-GAAP)	$971	$763	$755	$1.18	$2,142	$1,723	$1,707	$2.64

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings (GAAP)	$855	$698	$1,464	$1,701
Financing costs, net	76	78	152	150
Income tax expense	185	199	344	420
Exploration expenses	3	10	12	13
Depreciation, depletion and amortization	768	638	1,490	1,253
Asset dispositions	15	(41)	16	(41)
Share-based compensation	26	25	50	48
Derivative and financial instrument non-cash valuation changes	31	113	200	62
Accretion on discounted liabilities and other	5	10	27	15
EBITDAX (Non-GAAP)	1,964	1,730	3,755	3,621
Marketing and midstream revenues and expenses, net	10	14	31	39
Commodity derivative cash settlements	(54)	(37)	(78)	(50)
General and administrative expenses, cash-based	88	67	178	150
Field-level cash margin (Non-GAAP)	$2,008	$1,774	$3,886	$3,760

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2024, we have commodity derivatives that pertain to a portion of our estimated production for the last six months of 2024, as well as for 2025 and 2026. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2024, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $190 million.

Interest Rate Risk

As of June 30, 2024, we had total debt of $6.1 billion. All of our debt is based on fixed interest rates averaging 5.7%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2024 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

On March 5, 2024, we received a notice of violation from the New Mexico Environment Department (“NMED”) relating to alleged violations by WPX Energy Permian, LLC, a wholly-owned subsidiary of the Company, of certain notice, repair and facility design requirements under New Mexico environmental laws. The Company has been engaging with the NMED to resolve this matter, with the most recent exchanges occurring in June 2024. In addition, on May 29, 2024, we received a notice of violation from the Oil Conservation Division of New Mexico relating to alleged violations by Devon Energy Production Company, L.P., a wholly-owned subsidiary of the Company, of certain flaring reporting requirements, and we are working to resolve this matter. Although these matters are ongoing and management cannot predict their ultimate outcome, the resolution of each of these matters may result in a fine or penalty in excess of $300,000.

Please see our 2023 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2024 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	1,538	$52.74	1,399	$435
May 1 - May 31	2,185	$49.48	2,181	$327
June 1 - June 30	1,609	$46.53	1,608	$252
Total	5,332	$49.53	5,188

(1)
In addition to shares purchased under the share repurchase program described below, these amounts include approximately 0.1 million shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, Devon's Board of Directors expanded the share repurchase program authorization to $3.0 billion, with a December 31, 2024 expiration date. In July 2024, Devon's Board of Directors further expanded the share repurchase program authorization to $5.0 billion, with a June 30, 2026 expiration date. In the second quarter of 2024, we repurchased 5.2 million common shares for $256 million, or $49.40 per share, under this share repurchase program. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1*	Devon Energy Corporation 2022 Long-Term Incentive Plan (amended and restated effective as of June 4, 2024).

10.2*	2024 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock awarded.

10.3*

2024 Form of Notice of Grant of Restricted Stock Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock units awarded.

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

DEVON ENERGY CORPORATION

Date: August 7, 2024	/s/ John B. Sherrer
John B. Sherrer
Vice President, Accounting and Controller