Form 10-Q
period 2024-09-30
DEVON ENERGY CORP/DE
filed 2024-11-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

On October 23, 2024, 656.9 million shares of common stock were outstanding.

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

“Grayson Mill” means Grayson Mill Intermediate HoldCo II, LLC and Grayson Mill Intermediate HoldCo III, LLC.

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

"SOFR" means secured overnight financing rate.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Oil, gas and NGL sales	$2,665	$2,882	$8,090	$8,054
Oil, gas and NGL derivatives	227	(194)	105	(206)
Marketing and midstream revenues	1,132	1,148	3,342	3,265
Total revenues	4,024	3,836	11,537	11,113
Production expenses	763	757	2,302	2,169
Exploration expenses	4	3	16	16
Marketing and midstream expenses	1,149	1,160	3,390	3,316
Depreciation, depletion and amortization	794	651	2,284	1,904
Asset dispositions	—	—	16	(41)
General and administrative expenses	117	99	345	297
Financing costs, net	88	81	240	231
Restructuring and transaction costs	8	—	8	—
Other, net	37	13	64	28
Total expenses	2,960	2,764	8,665	7,920
Earnings before income taxes	1,064	1,072	2,872	3,193
Income tax expense	239	152	583	572
Net earnings	825	920	2,289	2,621
Net earnings attributable to noncontrolling interests	13	10	37	26
Net earnings attributable to Devon	$812	$910	$2,252	$2,595
Net earnings per share:
Basic net earnings per share	$1.31	$1.43	$3.60	$4.05
Diluted net earnings per share	$1.30	$1.42	$3.59	$4.03
Comprehensive earnings:
Net earnings	$825	$920	$2,289	$2,621
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	3	3
Other comprehensive earnings, net of tax	1	1	3	3
Comprehensive earnings:	826	921	2,292	2,624
Comprehensive earnings attributable to noncontrolling interests	13	10	37	26
Comprehensive earnings attributable to Devon	$813	$911	$2,255	$2,598

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$676	$875
Accounts receivable	1,779	1,573
Inventory	293	249
Other current assets	484	460
Total current assets	3,232	3,157
Oil and gas property and equipment, based on successful efforts accounting, net	23,155	17,825
Other property and equipment, net ($164 million and $136 million related to CDM in 2024 and 2023, respectively)	1,795	1,503
Total property and equipment, net	24,950	19,328
Goodwill	753	753
Right-of-use assets	317	267
Investments	718	666
Other long-term assets	293	319
Total assets	$30,263	$24,490
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$995	$760
Revenues and royalties payable	1,423	1,222
Short-term debt	—	483
Other current liabilities	488	484
Total current liabilities	2,906	2,949
Long-term debt	8,884	5,672
Lease liabilities	328	295
Asset retirement obligations	765	643
Other long-term liabilities	820	876
Deferred income taxes	2,082	1,838
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 658 million and 636 million shares in 2024 and 2023, respectively	66	64
Additional paid-in capital	6,662	5,939
Retained earnings	7,670	6,195
Accumulated other comprehensive loss	(121)	(124)
Treasury stock, at cost, 0.3 million shares in 2023	—	(13)
Total stockholders’ equity attributable to Devon	14,277	12,061
Noncontrolling interests	201	156
Total equity	14,478	12,217
Total liabilities and equity	$30,263	$24,490

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net earnings	$825	$920	$2,289	$2,621
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	794	651	2,284	1,904
Leasehold impairments	1	1	2	4
Accretion (amortization) of liabilities	2	(2)	2	(17)
Total (gains) losses on commodity derivatives	(227)	194	(105)	206
Cash settlements on commodity derivatives	61	(11)	139	39
(Gains) losses on asset dispositions	—	—	16	(41)
Deferred income tax expense	164	13	243	212
Share-based compensation	24	22	75	70
Other	3	(2)	6	(2)
Changes in assets and liabilities, net	16	(61)	(15)	(189)
Net cash from operating activities	1,663	1,725	4,936	4,807
Cash flows from investing activities:
Capital expenditures	(877)	(882)	(2,719)	(2,973)
Acquisitions of property and equipment	(3,602)	(23)	(3,692)	(54)
Divestitures of property and equipment	—	1	18	23
Grayson Mill acquired cash	147	—	147	—
Distributions from investments	13	7	35	24
Contributions to investments and other	(30)	—	(78)	(52)
Net cash from investing activities	(4,349)	(897)	(6,289)	(3,032)
Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	3,219	—	3,219	—
Repayments of long-term debt	(472)	(242)	(472)	(242)
Repurchases of common stock	(295)	—	(756)	(745)
Dividends paid on common stock	(272)	(312)	(794)	(1,370)
Contributions from noncontrolling interests	20	10	44	18
Distributions to noncontrolling interests	(10)	(9)	(36)	(33)
Shares exchanged for tax withholdings and other	2	—	(49)	(96)
Net cash from financing activities	2,192	(553)	1,156	(2,468)
Effect of exchange rate changes on cash	1	(2)	(2)	—
Net change in cash, cash equivalents and restricted cash	(493)	273	(199)	(693)
Cash, cash equivalents and restricted cash at beginning of period	1,169	488	875	1,454
Cash, cash equivalents and restricted cash at end of period	$676	$761	$676	$761

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$645	$654	$645	$654
Restricted cash	31	107	31	107
Total cash, cash equivalents and restricted cash	$676	$761	$676	$761

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended September 30, 2024
Balance as of June 30, 2024	628	$63	$5,478	$7,132	$(122)	$—	$178	$12,729
Net earnings	—	—	—	812	—	—	13	825
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	(1)	4	—	—	(295)	—	(292)
Common stock retired	(7)	—	(295)	—	—	295	—	—
Common stock dividends	—	—	—	(274)	—	—	—	(274)
Common stock issued	37	4	1,451	—	—	—	—	1,455
Share-based compensation	—	—	24	—	—	—	—	24
Contributions from noncontrolling interests	—	—	—	—	—	—	20	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balance as of September 30, 2024	658	$66	$6,662	$7,670	$(121)	$—	$201	$14,478
Three Months Ended September 30, 2023
Balance as of June 30, 2023	641	$64	$6,131	$4,940	$(114)	$—	$129	$11,150
Net earnings	—	—	—	910	—	—	10	920
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock dividends	—	—	—	(315)	—	—	—	(315)
Share-based compensation	—	—	22	—	—	—	—	22
Contributions from noncontrolling interests	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance as of September 30, 2023	641	$64	$6,153	$5,535	$(113)	$—	$140	$11,779
Nine Months Ended September 30, 2024
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217
Net earnings	—	—	—	2,252	—	—	37	2,289
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(792)	—	(792)
Common stock retired	(18)	(2)	(803)	—	—	805	—	—
Common stock dividends	—	—	—	(777)	—	—	—	(777)
Common stock issued	37	4	1,451	—	—	—	—	1,455
Share-based compensation	1	—	75	—	—	—	—	75
Contributions from noncontrolling interests	—	—	—	—	—	—	44	44
Distributions to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Balance as of September 30, 2024	658	$66	$6,662	$7,670	$(121)	$—	$201	$14,478
Nine Months Ended September 30, 2023
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	2,595	—	—	26	2,621
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(6)	—	—	(833)	—	(839)
Common stock retired	(15)	(1)	(832)	—	—	833	—	—
Common stock dividends	—	—	—	(1,357)	—	—	—	(1,357)
Share-based compensation	1	—	70	—	—	—	—	70
Contributions from noncontrolling interests	—	—	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	—	(33)	(33)
Balance as of September 30, 2023	641	$64	$6,153	$5,535	$(113)	$—	$140	$11,779

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2023 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2024 and 2023 and Devon’s financial position as of September 30, 2024.

On September 27, 2024, Devon acquired the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion, consisting of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock, including purchase price adjustments. The transaction has been accounted for using the acquisition method of accounting. See Note 2 for further discussion.

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

Investments

The following table presents Devon's investments.

		Carrying Amount
Investments	% Interest	September 30, 2024	December 31, 2023
Catalyst	50%	$282	$311
Water JV	30%	216	216
Matterhorn	12.5%	90	90
Fervo	14%	77	—
Other	Various	53	49
Total		$718	$666

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

Devon has an interest in Matterhorn, which is a joint venture in a natural gas pipeline which transports natural gas from the Permian Basin to the Katy, Texas area. Devon's investment in Matterhorn does not give it the ability to exercise significant influence over Matterhorn.

In the first quarter of 2024, Devon committed to invest approximately $100 million in Fervo, a company that generates energy from geothermal wells. As of September 30, 2024, Devon has funded approximately $78 million of the commitment and expects to fund the remaining $22 million commitment in the fourth quarter of 2024. The investment in Fervo allows Devon to exercise significant influence over Fervo, and the investment is accounted for under the equity method of accounting. Devon's investment in Fervo is shown within investments on the consolidated balance sheets and Devon's share of Fervo earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil	$2,273	$2,377	$6,875	$6,626
Gas	49	189	234	524
NGL	343	316	981	904
Oil, gas and NGL sales	2,665	2,882	8,090	8,054

Oil	815	795	2,423	2,260
Gas	105	153	326	428
NGL	212	200	593	577
Marketing and midstream revenues	1,132	1,148	3,342	3,265
Total revenues from contracts with customers	$3,797	$4,030	$11,432	$11,319

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU will result in additional disclosures for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures. Under this ASU, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s “Chief Operating Decision Maker.” This ASU will result in additional disclosures for Devon beginning with our 2024 annual reporting and interim periods beginning in 2025.

2. Acquisitions and Divestitures

Acquisition

On September 27, 2024, Devon completed its acquisition of the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion, consisting of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock, including purchase price adjustments. Devon funded the cash portion of the purchase price through cash on hand and debt financing. For additional information regarding the debt financing, see Note 11.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Purchase Price Allocation

This transaction has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Grayson Mill and its subsidiaries have been recorded at their respective fair values as of the date of completion of the acquisition and added to Devon’s. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the acquisition. Determining the fair value of the assets and liabilities of Grayson Mill requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Grayson Mill’s oil and gas properties. The inputs and assumptions related to the oil and gas properties are categorized as level 3 in the fair value hierarchy.

The following table represents the preliminary allocation of the total purchase price of Grayson Mill to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

Preliminary Purchase
Price Allocation
as of September 27, 2024
Consideration:
Devon common stock issued	37.3
Devon closing price on September 27, 2024	$38.96
Total common equity consideration	$1,455
Cash consideration	3,567
Total consideration	$5,022
Assets acquired:
Cash, cash equivalents and restricted cash	$147
Accounts receivable	226
Inventory	38
Other current assets	9
Proved oil and gas property and equipment	2,931
Unproved oil and gas property and equipment	1,905
Other property and equipment, net	210
Right-of-use assets	29
Total assets acquired	$5,495
Liabilities assumed:
Accounts payable	$155
Revenue and royalties payable	209
Other current liabilities	16
Asset retirement obligations	75
Lease liabilities	18
Total liabilities assumed	473
Net assets acquired	$5,022

Grayson Mill Revenues and Earnings

From the date of the acquisition through September 30, 2024, revenues and net earnings included in Devon's consolidated statements of comprehensive earnings associated with these assets totaled $28 million and $4 million, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Grayson Mill acquisition had occurred on January 1, 2023. The information below reflects pro forma adjustments to conform Grayson Mill's historical financial information to Devon’s financial statement presentation. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$4,691	$4,553	$13,563	$12,679
Net earnings	$895	$1,044	$2,524	$2,827

Contingent Earnout Payments

Devon is entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and has a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first quarter of 2024 and $65 million in the first quarter of 2023. Devon could also receive up to an additional $65 million in contingent earnout payments for the remaining performance period depending on future commodity prices. The valuation of the future contingent earnout payment included within other current assets in the September 30, 2024 consolidated balance sheet was approximately $20 million. This value was derived utilizing a Monte Carlo valuation model and qualifies as a level 3 fair value measurement.

Devon also received $4 million in contingent earnout payments in the first quarter of 2023 related to the sale of non-core assets in the Rockies.

3.
Derivative Financial Instruments

Objectives and Strategies

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These commodity derivative financial instruments include financial price swaps, basis swaps and costless price collars. Devon also periodically enters into interest rate swaps to manage its exposure to interest rate volatility. As of September 30, 2024, Devon did not have any open interest rate contracts.

Devon does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of September 30, 2024, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivatives

As of September 30, 2024, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2024	33,000	$78.38	98,000	$68.64	$83.73
Q1-Q4 2025	8,468	$71.90	26,992	$70.00	$76.58

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2024	Midland Sweet	69,500	$1.17
Q4 2024	NYMEX Roll	26,000	$0.82
Q1-Q4 2025	Midland Sweet	63,000	$1.00
Q1-Q4 2026	Midland Sweet	18,000	$1.21

As of September 30, 2024, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2024	252,000	$3.16	15,000	$3.00	$3.65
Q1-Q4 2025	220,537	$3.34	55,000	$3.00	$3.69
Q1-Q4 2026	130,000	$3.78	50,000	$3.25	$4.18

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2024	El Paso Natural Gas	10,000	$(1.00)
Q4 2024	Houston Ship Channel	160,000	$(0.28)
Q4 2024	WAHA	80,000	$(0.74)
Q1-Q4 2025	Houston Ship Channel	170,000	$(0.36)
Q1-Q4 2025	WAHA	50,000	$(1.04)
Q1-Q4 2026	Houston Ship Channel	50,000	$(0.29)

As of September 30, 2024, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2024	Natural Gasoline	3,000	$69.11
Q4 2024	Normal Butane	3,350	$37.58
Q4 2024	Propane	5,250	$33.01

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The table below presents a summary of these positions as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$153	$(12)	$141	$213	$(5)	$208	Other current assets
Long-term derivative asset	32	(5)	27	—	—	—	Other long-term assets
Short-term derivative liability	(14)	12	(2)	(7)	5	(2)	Other current liabilities
Long-term derivative liability	(6)	5	(1)	(7)	—	(7)	Other long-term liabilities
Total derivative asset	$165	$—	$165	$199	$—	$199

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Nine Months Ended September 30,
	2024	2023
G&A	$74	$70
Exploration expenses	1	—
Total	$75	$70

Related income tax benefit	$21	$31

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/23	4,033	$42.10	1,547		$43.25
Granted	1,936	$42.53	858		$40.41
Vested	(1,805)	$34.83	(1,226)		$18.08
Forfeited	(79)	$45.44	—		$—
Unvested at 9/30/24	4,085	$45.45	1,179	(1)	$67.38

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2024.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$116	$26
Weighted average period for recognition (years)	2.6	1.7

5. Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings before income taxes	$1,064	$1,072	$2,872	$3,193

Current income tax expense	$75	$139	$340	$360
Deferred income tax expense	164	13	243	212
Total income tax expense	$239	$152	$583	$572

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	3%	1%	2%	1%
Income tax credits	(2%)	(8%)	(3%)	(4%)
Effective income tax rate	22%	14%	20%	18%

In the first nine months of 2024 and 2023, Devon recognized income tax credits associated with its qualified research activities.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings available to common shareholders - basic and diluted	$812	$910	$2,252	$2,595
Common shares:
Average common shares outstanding - basic	622	637	626	640
Dilutive effect of potential common shares issuable	1	2	2	3
Average common shares outstanding - diluted	623	639	628	643
Net earnings per share available to common shareholders:
Basic	$1.31	$1.43	$3.60	$4.05
Diluted	$1.30	$1.42	$3.59	$4.03

7. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(122)	$(114)	$(124)	$(116)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1	4	4
Income tax expense	—	—	(1)	(1)
Accumulated other comprehensive loss, net of tax	$(121)	$(113)	$(121)	$(113)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.
8.
Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Changes in assets and liabilities, net:
Accounts receivable	$41	$(334)	$26	$(86)
Other current assets	(13)	27	(120)	31
Other long-term assets	(9)	(31)	24	(13)
Accounts payable and revenues and royalties payable	(64)	194	121	(36)
Other current liabilities	57	88	(51)	(53)
Other long-term liabilities	4	(5)	(15)	(32)
Total	$16	$(61)	$(15)	$(189)
Supplementary cash flow data:
Interest paid	$90	$77	$265	$266
Income taxes paid	$92	$50	$476	$309

Devon's non-cash investing activities for the nine months ended September 30, 2023, included approximately $150 million of contributions of other property and equipment for the formation of the Water JV.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.
Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2024	December 31, 2023
Oil, gas and NGL sales	$989	$965
Joint interest billings	321	251
Marketing and midstream revenues	442	342
Other	34	22
Gross accounts receivable	1,786	1,580
Allowance for doubtful accounts	(7)	(7)
Net accounts receivable	$1,779	$1,573

10. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2024	December 31, 2023
Property and equipment:
Proved	$52,190	$46,659
Unproved and properties under development	3,286	1,279
Total oil and gas	55,476	47,938
Less accumulated DD&A	(32,321)	(30,113)
Oil and gas property and equipment, net	23,155	17,825
Other property and equipment	2,630	2,289
Less accumulated DD&A	(835)	(786)
Other property and equipment, net (1)	1,795	1,503
Property and equipment, net	$24,950	$19,328

(1)
$164 million and $136 million related to CDM in 2024 and 2023, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes, debentures and Term Loan reflected below are senior, unsecured obligations of Devon.

	September 30, 2024	December 31, 2023
5.25% due September 15, 2024	$—	$472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.20% due September 15, 2034	1,250	—
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	—
Term Loan due September 25, 2026	1,000	—
Net premium on debentures and notes	41	64
Debt issuance costs	(56)	(30)
Total debt	$8,884	$6,155
Less amount classified as short-term debt	—	483
Total long-term debt	$8,884	$5,672

Credit Lines

In 2023, Devon amended and restated its 2018 Senior Credit Facility to provide for a new $3.0 billion revolving 2023 Senior Credit Facility. In the first quarter of 2024, Devon exercised its option to extend the 2023 Senior Credit Facility maturity date from March 24, 2028 to March 24, 2029. Devon has the option to extend the March 24, 2029 maturity date by two additional one-year periods subject to lender consent. As of September 30, 2024, Devon had no outstanding borrowings under the 2023 Senior Credit Facility and had issued $4 million in outstanding letters of credit under this facility. The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires Devon's ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of September 30, 2024, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 26.7%

Term Loan Credit Agreement

On August 12, 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. In connection with the borrowing of the Term Loan, the undrawn commitments under the Term Loan Credit Agreement automatically terminated. The Term Loan bears interest at a rate based on term SOFR plus a spread adjustment that varies based on Devon's credit ratings. The interest rate on the Term Loan was 6.33% as of September 30, 2024.

The Term Loan Credit Agreement contains substantially the same financial covenant as the 2023 Senior Credit Facility. As of September 30, 2024, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 26.7%.

Issuance of Senior Notes

On August 28, 2024, Devon issued $1.25 billion of 5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Devon used the net proceeds to partially fund the Grayson Mill acquisition. For additional information, see Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Retirement of Senior Notes

On September 15, 2024 and August 1, 2023, Devon repaid the $472 million of 5.25% senior notes and $242 million of 8.25% senior notes at maturity, respectively.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest based on debt outstanding	$98	$93	$273	$282
Interest income	(19)	(11)	(46)	(43)
Other	9	(1)	13	(8)
Total net financing costs	$88	$81	$240	$231

12. Leases

The following table presents Devon’s right-of-use assets and lease liabilities as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$257	$60	$317	$246	$21	$267
Lease liabilities:
Current lease liabilities (1)	$27	$30	$57	$21	$12	$33
Long-term lease liabilities	298	30	328	286	9	295
Total lease liabilities (2)	$325	$60	$385	$307	$21	$328

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of September 30, 2024 and are therefore excluded from the amounts shown above.

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s financing lease right-of-use assets primarily relate to real estate.

13.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2024	2023
Asset retirement obligations as of beginning of period	$665	$529
Assumed Grayson Mill obligations	75	—
Liabilities incurred	21	104
Liabilities settled and divested	(25)	(24)
Revision of estimated obligation	35	27
Accretion expense on discounted obligation	28	21
Asset retirement obligations as of end of period	799	657
Less current portion	34	16
Asset retirement obligations, long-term	$765	$641

During the first nine months of 2024, Devon increased its asset retirement obligations by approximately $35 million primarily due to changes in current cost estimates and future retirement dates for its oil and gas assets. During the first nine months of 2023,

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Devon increased its asset retirement obligations by approximately $27 million primarily due to inflation-driven increases in cost estimates.

Devon's asset retirement obligations recorded during the first nine months of 2023 included a potential obligation to decommission two California offshore oil and gas production platforms and related facilities pursuant to an order of the Department of the Interior, Bureau of Safety and Environmental Enforcement.

14.
Stockholders’ Equity

Share Issuance

On September 27, 2024, Devon completed its acquisition of the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion. The transaction consisted of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock at $38.96 per share for total equity consideration of approximately $1.5 billion, including purchase price adjustments.

Share Repurchases

In July 2024, Devon's Board of Directors authorized an expansion to the Company's share repurchase program from $3.0 billion to $5.0 billion and extended the expiration date from December 31, 2024 to June 30, 2026. The table below provides information regarding purchases of Devon’s common stock under the $5.0 billion share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	$61.36
2023:
First quarter	10,090	545	$53.96
Second quarter	3,795	200	$52.70
Fourth quarter	5,465	247	$45.17
2023 Total	19,350	992	$51.23
2024:
First quarter	4,428	193	$43.47
Second quarter	5,188	256	$49.40
Third quarter	6,675	295	$44.23
2024 Total	16,291	744	$45.67
Total plan	61,332	$3,043	$49.62

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

Devon pays a quarterly dividend which can be comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 10% from $0.20 to $0.22 per share in the first quarter of 2024. The following table summarizes Devon’s dividends for the first nine months of 2024 and 2023, respectively.

	Fixed	Variable	Total	Rate Per Share
2024:
First quarter	$143	$156	$299	$0.44
Second quarter	138	85	223	$0.35
Third quarter	136	136	272	$0.44
Total year-to-date	$417	$377	$794
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Third quarter	127	185	312	$0.49
Total year-to-date	$388	$982	$1,370

In November 2024, Devon announced a fixed cash dividend in the amount of $0.22 per share for approximately $144 million payable in the fourth quarter of 2024.

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of September 30, 2024, Devon has accrued approximately $60 million in other current liabilities pertaining to such royalty matters.

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

As previously disclosed, the Company received separate notices of violation (“NOV”) from the EPA alleging emissions and permitting violations relating to certain of our historic operations in North Dakota, western Texas and New Mexico, respectively. The

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company has been engaging with the EPA to resolve each of these matters, and Devon is actively negotiating a draft consent decree with the EPA and the Department of Justice with respect to the North Dakota NOV matter. If finalized, the consent decree may include monetary sanctions and obligations to complete mitigation projects and implement specific injunctive relief. Given that negotiations of the draft consent decree are ongoing and the uncertainty as to the ultimate result of the North Dakota NOV matter, we are currently unable to provide an estimate of potential loss; however, the costs associated with the resolution of the North Dakota NOV matter or any of the other NOV matters could be significant in amount and may include monetary penalties.

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

The State of Delaware has filed legal proceedings against numerous oil and gas companies, including Devon, seeking relief to abate alleged impacts of climate change. These proceedings include far-reaching claims for monetary damages and injunctive relief. Although Devon cannot predict the ultimate outcome of this matter, Devon denies the allegations asserted in this lawsuit and intends to vigorously defend against these claims.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2024 and December 31, 2023, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2024 assets (liabilities):
Cash equivalents	$164	$164	$164	$—	$—
Commodity derivatives	$168	$168	$—	$168	$—
Commodity derivatives	$(3)	$(3)	$—	$(3)	$—
Debt	$(8,884)	$(8,883)	$—	$(8,883)	$—
Contingent earnout payments	$20	$20	$—	$—	$20
December 31, 2023 assets (liabilities):
Cash equivalents	$306	$306	$306	$—	$—
Commodity derivatives	$208	$208	$—	$208	$—
Commodity derivatives	$(9)	$(9)	$—	$(9)	$—
Debt	$(6,155)	$(6,090)	$—	$(6,090)	$—
Contingent earnout payments	$55	$55	$—	$—	$55

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

Debt – Devon’s debt instruments do not consistently trade actively in an established market. The fair values of its debt are estimated based on rates available for debt with similar terms and maturity when active trading is not available. Our variable rate debt is non-public and consists of our Term Loan. The fair value of our variable rate debt approximates the carrying value as the underlying SOFR resets every month based on the prevailing market rate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2024 compared to previous periods, and in our financial condition and liquidity since December 31, 2023. For information regarding our critical accounting policies and estimates, see our 2023 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On September 27, 2024, we acquired the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion, consisting of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock, including purchase price adjustments. The transaction is expected to increase our volumes in 2025 by approximately 100 MBoe/d. The acquisition will allow us to efficiently expand our oil production and operating scale, creating immediate and long-term, sustainable value to shareholders over time.

As evidenced by this acquisition, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing ESG excellence. Our recent performance highlights for these priorities include the following items for the third quarter of 2024:

•
Oil production totaled 335 MBbls/d, exceeding our plan by 4%.
•
As of September 30, 2024, completed approximately 60% of our authorized $5.0 billion share repurchase program with approximately 61.3 million of our common shares purchased for approximately $3.0 billion, or $49.62 per share since inception of the plan.
•
Exited with $3.7 billion of liquidity, including $0.7 billion of cash.
•
Generated $1.7 billion of operating cash flow and $6.7 billion for the past twelve trailing months.
•
Including variable dividends, paid dividends of $272 million and have declared approximately $144 million of dividends to be paid in the fourth quarter of 2024.
•
Earnings attributable to Devon were $812 million, or $1.30 per diluted share.
•
Core earnings (Non-GAAP) were $683 million, or $1.10 per diluted share.

We remain committed to capital discipline and delivering the objectives that underpin our current plan. Those objectives prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events. Our cash-return objectives remain focused on opportunistic share repurchases, funding our dividends, repaying debt at upcoming maturities and building cash balances.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q3 2024 vs. Q2 2024

Our third quarter 2024 and second quarter 2024 net earnings were $825 million and $855 million, respectively. The graph below shows the change in net earnings from the second quarter of 2024 to the third quarter of 2024. The material changes are further discussed by category on the following pages.

Production Volumes

	Q3 2024	% of Total	Q2 2024	Change
Oil (MBbls/d)
Delaware Basin	227	68%	221	2%
Eagle Ford	44	13%	46	-6%
Anadarko Basin	13	4%	14	-4%
Williston Basin	34	10%	37	-8%
Powder River Basin	14	4%	13	5%
Other	3	1%	4	-3%
Total	335	100%	335	0%

	Q3 2024	% of Total	Q2 2024	Change
Gas (MMcf/d)
Delaware Basin	764	64%	712	7%
Eagle Ford	93	8%	92	1%
Anadarko Basin	241	20%	244	-1%
Williston Basin	77	6%	71	8%
Powder River Basin	19	2%	18	2%
Other	—	0%	—	N/M
Total	1,194	100%	1,137	5%

	Q3 2024	% of Total	Q2 2024	Change
NGLs (MBbls/d)
Delaware Basin	134	69%	121	11%
Eagle Ford	16	8%	17	-7%
Anadarko Basin	29	15%	30	-4%
Williston Basin	13	7%	12	10%
Powder River Basin	2	1%	2	3%
Other	—	0%	—	N/M
Total	194	100%	182	6%

	Q3 2024	% of Total	Q2 2024	Change
Combined (MBoe/d)
Delaware Basin	488	67%	461	6%
Eagle Ford	75	10%	79	-5%
Anadarko Basin	82	11%	84	-3%
Williston Basin	60	8%	61	-2%
Powder River Basin	19	3%	18	4%
Other	4	1%	4	N/M
Total	728	100%	707	3%

From the second quarter of 2024 to the third quarter of 2024, the change in volumes contributed to a $51 million increase in earnings. The increase in volumes was primarily due to new well activity in the Delaware Basin, which was partially offset by natural well declines in the Eagle Ford and Anadarko Basin. We expect volumes to increase approximately 110 MBoe/d in the fourth quarter of 2024 due to the Grayson Mill acquisition.

Realized Prices

	Q3 2024	Realization	Q2 2024	Change
Oil (per Bbl)
WTI index	$75.20		$80.62	-7%
Realized price, unhedged	$73.74	98%	$79.10	-7%
Cash settlements	$0.52		$(0.15)
Realized price, with hedges	$74.26	99%	$78.95	-6%

	Q3 2024	Realization	Q2 2024	Change
Gas (per Mcf)
Henry Hub index	$2.15		$1.89	14%
Realized price, unhedged	$0.45	21%	$0.55	-19%
Cash settlements	$0.39		$0.55
Realized price, with hedges	$0.84	39%	$1.10	-24%

	Q3 2024	Realization	Q2 2024	Change
NGLs (per Bbl)
WTI index	$75.20		$80.62	-7%
Realized price, unhedged	$19.25	26%	$19.60	-2%
Cash settlements	$0.11		$0.11
Realized price, with hedges	$19.36	26%	$19.71	-2%

	Q3 2024	Q2 2024	Change
Combined (per Boe)
Realized price, unhedged	$39.80	$43.44	-8%
Cash settlements	$0.91	$0.85
Realized price, with hedges	$40.71	$44.29	-8%

From the second quarter of 2024 to the third quarter of 2024, realized prices contributed to a $182 million decrease in earnings. Unhedged oil and NGL prices decreased primarily due to lower WTI and Mont Belvieu index prices, respectively. Unhedged gas prices decreased primarily due to the expanded regional gas price differential in the Delaware Basin driven by infrastructure constraints. The decrease in unhedged prices was partially offset by hedge cash settlements across all commodities.

We currently have approximately 35% and 20% of our remaining anticipated 2024 oil and gas production hedged, respectively. For 2025, we currently have hedged approximately 10% and 20% of our anticipated oil and gas production, respectively.

Hedge Settlements

	Q3 2024	Q2 2024	Change
	Q
Oil	$16	$(5)	N/M
Natural gas	43	57	-25%
NGL	2	2	N/M
Total cash settlements (1)	$61	$54	13%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q3 2024	Q2 2024	Change
LOE	$366	$383	-4%
Gathering, processing & transportation	200	197	2%
Production taxes	179	188	-5%
Property taxes	18	20	-10%
Total	$763	$788	-3%
Per Boe:
LOE	$5.46	$5.95	-8%
Gathering, processing & transportation	$2.98	$3.07	-3%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.7%	0%

Production expenses decreased during the third quarter of 2024 primarily due to cost efficiencies, lower workover activity and lower production taxes resulting from decreased oil prices.

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

	Q3 2024	$ per BOE	Q2 2024	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,317	$29.38	$1,346	$32.12
Eagle Ford	273	$39.51	303	$42.15
Anadarko Basin	112	$14.82	119	$15.48
Williston Basin	117	$21.16	160	$28.62
Powder River Basin	68	$38.88	65	$39.44
Other	15	N/M	15	N/M
Total	$1,902	$28.41	$2,008	$31.19

DD&A

	Q3 2024	Q2 2024	Change
Oil and gas per Boe	$11.51	$11.56	0%

Oil and gas	$770	$744	3%
Other property and equipment	24	24	3%
Total	$794	$768	3%

DD&A increased in the third quarter of 2024 primarily due to higher volumes.

G&A

	Q3 2024	Q2 2024	Change
G&A per Boe	$1.75	$1.77	-1%

Labor and benefits	$70	$62	13%
Non-labor	47	52	-10%
Total	$117	$114	3%

Other Items

	Q3 2024	Q2 2024	Change in earnings
Commodity hedge valuation changes (1)	$166	$(31)	$197
Marketing and midstream operations	(17)	(10)	(7)
Exploration expenses	4	3	(1)
Asset dispositions	—	15	15
Net financing costs	88	76	(12)
Restructuring and transaction costs	8	—	(8)
Other, net	37	5	(32)
			$152
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

During the third quarter of 2024, we issued $3.25 billion of debt to partially fund the Grayson Mill acquisition. Additionally, we retired $472 million of debt in the third quarter of 2024. The net impact of this debt activity is expected to increase our annual net financing costs by approximately $180 million. For additional information, see Note 11 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Income Taxes

	Q3 2024	Q2 2024
Current expense	$75	$146
Deferred expense	164	39
Total expense	$239	$185
Current tax rate	7%	14%
Deferred tax rate	15%	4%
Effective income tax rate	22%	18%

The current income tax rate decreased in the third quarter of 2024 primarily due to the impacts of the Grayson Mill acquisition. For additional discussion on income taxes, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

September 30, 2024 YTD vs. September 30, 2023 YTD

Our nine months ended September 30, 2024 net earnings were $2.3 billion, compared to net earnings of $2.6 billion for the first nine months ended September 30, 2023. The graph below shows the change in net earnings from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The material changes are further discussed by category on the following pages.

Production Volumes

	Nine Months Ended September 30,
	2024	% of Total	2023	Change
Oil (MBbls/d)
Delaware Basin	219	67%	211	4%
Eagle Ford	44	13%	41	6%
Anadarko Basin	13	4%	15	-14%
Williston Basin	37	11%	36	4%
Powder River Basin	13	4%	14	-4%
Other	4	1%	4	-2%
Total	330	100%	321	3%

	Nine Months Ended September 30,
	2024	% of Total	2023	Change
Gas (MMcf/d)
Delaware Basin	724	64%	652	11%
Eagle Ford	88	8%	82	7%
Anadarko Basin	236	20%	242	-2%
Williston Basin	70	6%	57	22%
Powder River Basin	18	2%	18	5%
Other	1	0%	1	N/M
Total	1,137	100%	1,052	8%

	Nine Months Ended September 30,
	2024	% of Total	2023	Change
NGLs (MBbls/d)
Delaware Basin	122	68%	105	17%
Eagle Ford	16	9%	15	6%
Anadarko Basin	28	16%	28	-1%
Williston Basin	12	6%	9	32%
Powder River Basin	2	1%	2	1%
Other	—	0%	1	N/M
Total	180	100%	160	13%

	Nine Months Ended September 30,
	2024	% of Total	2023	Change
Combined (MBoe/d)
Delaware Basin	462	66%	425	9%
Eagle Ford	75	10%	70	7%
Anadarko Basin	80	11%	83	-4%
Williston Basin	61	9%	54	12%
Powder River Basin	18	3%	19	-2%
Other	4	1%	5	-7%
Total	700	100%	656	7%

From the nine months ended September 30, 2023 to the nine months ended September 30, 2024, the change in volumes contributed to a $367 million increase in earnings. Volumes increased primarily due to new well activity in the Delaware Basin, Williston Basin and Eagle Ford, which was partially offset by natural well declines in the Anadarko Basin. We expect volumes to increase approximately 110 MBoe/d in the fourth quarter of 2024 due to the Grayson Mill acquisition.

Realized Prices

	Nine Months Ended September 30,
	2024	Realization	2023	Change
Oil (per Bbl)
WTI index	$77.61		$77.33	0%
Realized price, unhedged	$76.08	98%	$75.53	1%
Cash settlements	$0.05		$(0.26)
Realized price, with hedges	$76.13	98%	$75.27	1%

	Nine Months Ended September 30,
	2024	Realization	2023	Change
Gas (per Mcf)
Henry Hub index	$2.10		$2.69	-22%
Realized price, unhedged	$0.75	36%	$1.82	-59%
Cash settlements	$0.42		$0.22
Realized price, with hedges	$1.17	56%	$2.04	-43%

	Nine Months Ended September 30,
	2024	Realization	2023	Change
NGLs (per Bbl)
WTI index	$77.61		$77.33	0%
Realized price, unhedged	$19.84	26%	$20.76	-4%
Cash settlements	$0.05		$—
Realized price, with hedges	$19.89	26%	$20.76	-4%

	Nine Months Ended September 30,
	2024	2023	Change
Combined (per Boe)
Realized price, unhedged	$42.19	$44.96	-6%
Cash settlements	$0.73	$0.22
Realized price, with hedges	$42.92	$45.18	-5%

From the nine months ended September 30, 2023 to the nine months ended September 30, 2024, realized prices contributed to a $331 million decrease in earnings. This decrease was due to lower unhedged realized gas and NGL prices which decreased primarily due to lower Henry Hub and Mont Belvieu index prices. Additionally, gas prices were impacted by expanded regional gas price differentials in the Delaware Basin driven by infrastructure constraints. These decreases were partially offset by an increase in unhedged realized oil prices which was primarily due to slightly higher WTI index prices. Realized prices were strengthened by hedge cash settlements across all commodities.

Hedge Settlements

	Nine Months Ended September 30,
	2024	2023	Change
Oil	$4	$(23)	117%
Natural gas	132	62	113%
NGL	3	—	N/M
Total cash settlements (1)	$139	$39	256%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Nine Months Ended September 30,
	2024	2023	Change
LOE	$1,129	$1,047	8%
Gathering, processing & transportation	577	521	11%
Production taxes	542	531	2%
Property taxes	54	70	-23%
Total	$2,302	$2,169	6%
Per Boe:
LOE	$5.89	$5.84	1%
Gathering, processing & transportation	$3.01	$2.91	3%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.6%	2%

LOE and gathering, processing and transportation expenses increased for the first nine months of 2024 primarily due to increased activity.

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

	Nine Months Ended September 30,
	2024	$ per BOE	2023	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$3,938	$31.13	$4,009	$34.54
Eagle Ford	842	$41.16	789	$41.26
Anadarko Basin	329	$15.00	390	$17.14
Williston Basin	441	$26.50	445	$30.06
Powder River Basin	193	$38.12	208	$40.41
Other	45	N/M	44	N/M
Total	$5,788	$30.19	$5,885	$32.86

DD&A

	Nine Months Ended September 30,
	2024	2023	Change
Oil and gas per Boe	$11.54	$10.25	13%

Oil and gas	$2,213	$1,836	21%
Other property and equipment	71	68	5%
Total	$2,284	$1,904	20%

DD&A increased in the first nine months of 2024 primarily due to an increase in the oil and gas DD&A rate. The largest contributor to the higher rate was our 2023 drilling and development activity. DD&A also increased in the first nine months of 2024 due to higher volumes.

G&A

	Nine Months Ended September 30,
	2024	2023	Change
G&A per Boe	$1.80	$1.66	9%

Labor and benefits	$195	$157	24%
Non-labor	150	140	7%
Total	$345	$297	16%

G&A increased for the nine months ended 2024 primarily due to inflationary adjustments to our labor and benefits.

Other Items

	Nine Months Ended September 30,
	2024	2023	Change in earnings
Commodity hedge valuation changes (1)	$(34)	$(245)	$211
Marketing and midstream operations	(48)	(51)	3
Exploration expenses	16	16	—
Asset dispositions	16	(41)	(57)
Net financing costs	240	231	(9)
Restructuring and transaction costs	8	—	(8)
Other, net	64	28	(36)
			$104
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

During the third quarter of 2024, we issued $3.25 billion of debt to partially fund the Grayson Mill acquisition. Additionally, we retired $472 million of debt in the third quarter of 2024. The net impact of this debt activity is expected to increase our annual net financing costs by approximately $180 million. For additional information, see Note 11 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Income Taxes

	Nine Months Ended September 30,
	2024	2023
Current expense	$340	$360
Deferred expense	243	212
Total expense	$583	$572
Current tax rate	12%	11%
Deferred tax rate	8%	7%
Effective income tax rate	20%	18%

For discussion on income taxes, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash flow	$1,663	$1,725	$4,936	$4,807
Grayson Mill acquired cash	147	—	147	—
Capital expenditures	(877)	(882)	(2,719)	(2,973)
Acquisitions of property and equipment	(3,602)	(23)	(3,692)	(54)
Divestitures of property and equipment	—	1	18	23
Investment activity, net	(17)	7	(43)	(28)
Debt activity, net	2,747	(242)	2,747	(242)
Repurchases of common stock	(295)	—	(756)	(745)
Common stock dividends	(272)	(312)	(794)	(1,370)
Noncontrolling interest activity, net	10	1	8	(15)
Other	3	(2)	(51)	(96)
Net change in cash, cash equivalents and restricted cash	$(493)	$273	$(199)	$(693)
Cash, cash equivalents and restricted cash at end of period	$676	$761	$676	$761

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded all of our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for dividends and share repurchases.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Delaware Basin	$516	$507	$1,589	$1,735
Eagle Ford	177	183	536	573
Anadarko Basin	55	22	174	163
Williston Basin	33	82	117	264
Powder River Basin	58	46	144	125
Other	1	2	4	4
Total oil and gas	840	842	2,564	2,864
Midstream	12	17	79	51
Other	25	23	76	58
Total capital expenditures	$877	$882	$2,719	$2,973

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first nine months of 2024 represented approximately 55% of our operating cash flow.

Acquisitions of Property and Equipment

During the third quarter of 2024, we acquired the Williston Basin business of Grayson Mill. The transaction consisted of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property and Equipment

During the first nine months of 2024 and 2023, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first nine months of 2024 and 2023, Devon received distributions from our investments of $35 million and $24 million, respectively. Devon contributed $78 million and $52 million to our investments during the first nine months of 2024 and 2023, respectively.

Debt Activity

In the third quarter of 2024, Devon issued $1.25 billion of 5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Additionally, in the third quarter of 2024, Devon borrowed $1.0 billion on the Term Loan. These debt issuances helped fund the Grayson Mill acquisition. In the third quarter of 2024, Devon retired $472 million of debt. For additional information, see Note 11 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Shareholder Distributions and Stock Activity

We repurchased approximately 16.3 million shares of common stock for $744 million and approximately 13.9 million shares of common stock for $745 million under the share repurchase program authorized by our Board of Directors in the first nine months of 2024 and 2023, respectively. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the third quarter and total for the first nine months of 2024 and 2023. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 10% from $0.20 to $0.22 per share in the first quarter of 2024. In addition to the fixed quarterly dividend, we paid a variable dividend in the first, second and third quarters of 2024 and 2023.

	Fixed	Variable	Total	Rate Per Share
2024:
First quarter	$143	$156	$299	$0.44
Second quarter	138	85	223	$0.35
Third quarter	136	136	272	$0.44
Total year-to-date	$417	$377	$794
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Third quarter	127	185	312	$0.49
Total year-to-date	$388	$982	$1,370

Noncontrolling Interest Activity, net

During the first nine months of 2024 and 2023, we distributed $36 million and $33 million, respectively, to our noncontrolling interests in CDM. During the first nine months of 2024 and 2023, we received $44 million and $18 million, respectively, in contributions from our noncontrolling interests.

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

On September 27, 2024, Devon acquired the Williston Basin business of Grayson Mill. This acquisition adds a high-margin production mix that enhances our position and efficiently expands our operating scale and production. The acquisition delivers sustainable accretion to earnings and free cash flow further supporting our cash-return business model, which moderates growth, emphasizes capital efficiencies and prioritizes cash returns to shareholders.

Historically, our primary sources of capital funding and liquidity have been our operating cash flow, cash on hand and asset divestiture proceeds. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. If needed, we can also issue debt and equity securities, including through transactions under our shelf registration statement filed with the SEC. We estimate the combination of our sources of capital will continue to be adequate to fund our planned capital requirements as discussed in this section as well as return cash to shareholders.

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the third quarter of 2024, we held approximately $700 million of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of September 30, 2024 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2024. The currently elevated level of cost inflation has eroded, and could continue to erode, our cost efficiencies gained over previous years and pressure our margins for the foreseeable future. Despite this, we expect to continue generating material amounts of free cash flow at current commodity price levels due to our strategy of spending within cash flow.

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

Credit Availability

As of September 30, 2024, we had approximately $3.0 billion of available borrowing capacity under our 2023 Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2024, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

There are no “rating triggers” in any of our contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, a downgrade could adversely impact our interest rate on our Term Loan or any credit facility borrowings and the ability to economically access debt markets in the future.

Cash Returns to Shareholders

We are committed to returning cash to shareholders through dividends and share repurchases. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% of operating cash flow through the fixed dividend. In addition to the fixed quarterly dividend, we may pay a variable dividend or complete share repurchases. Each quarter’s free cash flow, which is a non-GAAP measure, is computed as operating cash flow (a GAAP measure) before balance sheet changes less capital expenditures. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In November 2024, Devon announced a fixed cash dividend in the amount of $0.22 per share for approximately $144 million payable in the fourth quarter of 2024. Devon has elected not to declare a variable dividend to be paid in the fourth quarter of 2024.

Our Board of Directors has authorized a $5.0 billion share repurchase program that expires June 30, 2026. Through October 2024, we had executed $3.1 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2024 is expected to be approximately $950 million, including $150 million of incremental capital expenditures related to the Grayson Mill acquisition.

Critical Accounting Estimates

Purchase Accounting

Periodically we acquire assets and assume liabilities in transactions accounted for as business combinations, such as the acquisition of the Williston Basin business of Grayson Mill. In connection with the acquisition, we allocated the $5.0 billion of purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the date of the acquisition. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the acquisition.

We made a number of assumptions in estimating the fair value of assets acquired and liabilities assumed in the acquisition. The most significant assumptions relate to the estimated fair values of proved and unproved oil and gas properties. Since sufficient market data was not available regarding the fair values of proved and unproved oil and gas properties, we prepared estimates and engaged third-party valuation experts. Significant judgments and assumptions are inherent in these estimates and include, among other things, estimates of reserve quantities, estimates of future commodity prices, drilling plans, expected development costs, lease operating costs, reserve risk adjustment factors and an estimate of an applicable market participant discount rate that reflects the risk of the underlying cash flow estimates.

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

For additional information regarding our critical accounting policies and estimates, see our 2023 Annual Report on Form 10-K.

Non-GAAP Measures

We utilize “core earnings attributable to Devon” and “core earnings per share attributable to Devon” that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, noncash asset impairments (including unproved asset impairments), deferred tax asset valuation allowance, fair value changes in derivative financial instruments and restructuring and transaction costs.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before Tax	After Tax	After NCI	Per Diluted Share	Before Tax	After Tax	After NCI	Per Diluted Share
2024:
Earnings attributable to Devon (GAAP)	$1,064	$825	$812	$1.30	$2,872	$2,289	$2,252	$3.59
Adjustments:
Asset dispositions	—	—	—	—	16	12	12	0.02
Asset and exploration impairments	1	1	1	—	2	2	2	—
Deferred tax asset valuation allowance	—	(7)	(7)	(0.01)	—	(4)	(4)	(0.01)
Fair value changes in financial instruments	(167)	(129)	(129)	(0.20)	37	30	30	0.05
Restructuring and transaction costs	8	6	6	0.01	8	6	6	0.01
Core earnings attributable to Devon (Non-GAAP)	$906	$696	$683	$1.10	$2,935	$2,335	$2,298	$3.66
2023:
Earnings attributable to Devon (GAAP)	$1,072	$920	$910	$1.42	$3,193	$2,621	$2,595	$4.03
Adjustments:
Asset dispositions	—	—	—	—	(41)	(31)	(31)	(0.05)
Asset and exploration impairments	—	—	—	—	3	2	2	0.01
Deferred tax asset valuation allowance	—	3	3	—	—	10	10	0.02
Fair value changes in financial instruments	186	145	145	0.23	245	189	189	0.29
Core earnings attributable to Devon (Non-GAAP)	$1,258	$1,068	$1,058	$1.65	$3,400	$2,791	$2,765	$4.30

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings (GAAP)	$825	$920	$2,289	$2,621
Financing costs, net	88	81	240	231
Income tax expense	239	152	583	572
Exploration expenses	4	3	16	16
Depreciation, depletion and amortization	794	651	2,284	1,904
Asset dispositions	—	—	16	(41)
Share-based compensation	24	22	74	70
Derivative and financial instrument non-cash valuation changes	(166)	183	34	245
Restructuring and transaction costs	8	—	8	—
Accretion on discounted liabilities and other	37	13	64	28
EBITDAX (Non-GAAP)	1,853	2,025	5,608	5,646
Marketing and midstream revenues and expenses, net	17	12	48	51
Commodity derivative cash settlements	(61)	11	(139)	(39)
General and administrative expenses, cash-based	93	77	271	227
Field-level cash margin (Non-GAAP)	$1,902	$2,125	$5,788	$5,885

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2024, we have commodity derivatives that pertain to a portion of our estimated production for the last three months of 2024, as well as for 2025 and 2026. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2024, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $195 million.

Interest Rate Risk

At September 30, 2024, we had total debt of $8.9 billion. $7.9 billion of this debt was comprised of debentures and notes that have fixed interest rates which average 5.7%. We also have a $1.0 billion Term Loan which has a variable interest rate that is adjusted monthly. The interest rate on the Term Loan was 6.33% at September 30, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2024 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2023 Annual Report on Form 10-K and Part II, Item 1. Legal Proceedings of our Second Quarter 2024 Quarterly Report on Form 10-Q, as well as the discussion of the North Dakota NOV matter included in Note 15 in “Part I. Financial Information – Item 1. Financial Statements” of this report, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 15 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Please see our 2023 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2024 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	1,927	$46.98	1,925	$2,162
August 1 - August 31	3,058	$44.49	3,056	$2,026
September 1 - September 30	1,695	$40.64	1,694	$1,957
Total	6,680	$44.23	6,675

(1)
In addition to shares purchased under the share repurchase program described below, these amounts include approximately four thousand shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, Devon's Board of Directors expanded the share repurchase program authorization to $3.0 billion, with a December 31, 2024 expiration date. In July 2024, Devon's Board of Directors further expanded the share repurchase program authorization to $5.0 billion, with a June 30, 2026 expiration date. In the third quarter of 2024, we repurchased 6.7 million common shares for $295 million, or $44.23 per share, under this share repurchase program. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

2.1

Securities Purchase Agreement, dated July 8, 2024, by and among Grayson Mill Holdings II, LLC, Grayson Mill Holdings III, LLC, Grayson Mill Intermediate HoldCo II, LLC, Grayson Mill Intermediate HoldCo III, LLC, WPX Energy Williston, LLC and Devon Energy Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed July 8, 2024; File No. 001-32318).*

2.2

Amendment to Securities Purchase Agreement, dated September 27, 2024, by and among Grayson Mill Holdings II, LLC, Grayson Mill Holdings III, LLC, Grayson Mill Intermediate HoldCo II, LLC, Grayson Mill Intermediate HoldCo III, LLC, WPX Energy Williston, LLC and Devon Energy Corporation.*

4.1

Indenture, dated as of August 28, 2024, by and between Devon Energy Corporation and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed August 28, 2024; File No. 001-32318).

4.2

Supplemental Indenture No. 1, dated as of August 28, 2024, by and between Devon Energy Corporation and U.S. Bank Trust Company, National Association, relating to the 5.200% Senior Notes due 2034 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed August 28, 2024; File No. 001-32318).

4.3

Supplemental Indenture No. 2, dated as of August 28, 2024, by and between Devon Energy Corporation and U.S. Bank Trust Company, National Association, relating to the 5.750% Senior Notes due 2054 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K filed August 28, 2024; File No. 001-32318).

4.4	Registration Rights Agreement, dated as of September 27, 2024, by and among Devon Energy Corporation and the stockholders from time to time party thereto.

10.1

Delayed Draw Term Loan Credit Agreement, dated August 12, 2024, by and among Devon Energy Corporation, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 12, 2024; File No. 001-32318).*

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

*Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits to the U.S. Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: November 6, 2024	/s/ John B. Sherrer
John B. Sherrer
Vice President, Accounting and Controller