Form 10-K
period 2024-12-31
DEVON ENERGY CORP/DE
filed 2025-02-19
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $29.5 billion, based upon the closing price of $47.40 per share as reported by the New York Stock Exchange on such date. On February 5, 2025, 649 million shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement relating to Registrant’s 2025 annual meeting of stockholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: Houston, Texas	Audit Firm ID: 185

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

“GHG” means greenhouse gas.

"Grayson Mill" means Grayson Mill Intermediate HoldCo II, LLC and Grayson Mill Intermediate HoldCo III, LLC.

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

“Term Loan” means Term Loan Credit Agreement.

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
•
regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to federal lands, environmental matters and water disposal;
•
climate change and risks related to regulatory, social and market efforts to address climate change;
•
risks relating to our ESG initiatives;
•
claims, audits and other proceedings impacting our business, including with respect to historic and legacy operations;
•
governmental interventions in energy markets;
•
counterparty credit risks;
•
risks relating to our indebtedness;
•
cybersecurity risks;
•
the extent to which insurance covers any losses we may experience;
•
risks related to shareholder activism;
•
our ability to successfully complete mergers, acquisitions and divestitures;
•
our ability to pay dividends and make share repurchases; and
•
any of the other risks and uncertainties discussed in this report or other SEC filings.

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

PART I

Items 1 and 2. Business and Properties

General

Founded in 1971 and publicly held since 1988, Devon (NYSE: DVN) is an independent energy company engaged primarily in the exploration, development and production of oil, natural gas and NGLs. Our operations are concentrated in various onshore areas in the U.S. Our principal and administrative offices are located at 333 West Sheridan, Oklahoma City, OK 73102-5015 (telephone 405-235-3611).

Devon files or furnishes annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports, with the SEC. Through our website, www.devonenergy.com, we make available electronic copies of the documents we file or furnish to the SEC, the charters of the committees of our Board of Directors and other documents related to our corporate governance. The corporate governance documents available on our website include our Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and any amendments to and waivers from any provision of that Code will also be posted on our website. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters or other governance documents and filings can be requested by writing to our corporate secretary at the address on the cover of this report. Reports filed with the SEC are also made available on its website at www.sec.gov.

Our Strategy

Our business strategy is focused on delivering a consistently competitive shareholder return among our peer group. Because the business of exploring for, developing and producing oil and natural gas is capital intensive, delivering sustainable, capital efficient cash flow growth is a key tenet to our success. While our cash flow is highly dependent on volatile and uncertain commodity prices, we pursue our strategy throughout all commodity price cycles with five fundamental principles.

Operating excellence – Operating our business in a safe, reliable and environmentally responsible manner is fundamental to who we are. We embrace innovative thinking and believe technology will be instrumental in the longevity of our industry. With our vision to be a premier independent oil and natural gas exploration and production company, the work our employees do every day contributes to the local, national and global economies. We produce a valuable commodity that is fundamental to society, and we endeavor to do so in a safe, environmentally responsible and ethical way, while striving to deliver strong returns to our shareholders. We have an ongoing commitment to transparency in reporting our ESG performance. We continue to establish new environmental performance targets for our Company and incorporate ESG initiatives into our compensation structure.

Advantaged asset portfolio – We believe U.S. crude oil and natural gas will continue to be advantaged in the global energy markets. As discussed in more detail later in this section, we own a portfolio of assets located in the Delaware Basin, Rockies, Eagle Ford and Anadarko Basin. We strive to own premier assets capable of generating cash flows in excess of our capital and operating requirements, as well as competitive rates of return. We also desire to own a portfolio of assets that can deliver sustainable production extending many years into the future and provide reliable and affordable energy needed to support the world's growing population and energy demands.

Maintaining financial strength and flexibility – Commodity prices are uncertain and volatile, so we strive to maintain a strong balance sheet, as well as adequate liquidity and financial flexibility, in order to operate competitively in all commodity price cycles. Our capital allocation decisions are made with attention to these financial stewardship principles, as well as the priorities of funding our core operations, protecting our investment-grade credit ratings and paying and growing our shareholder dividend. While maintaining financial strength is a top priority, we remain committed to maximizing shareholder value which is evidenced by making opportunistic share repurchases and consistently paying and growing our fixed dividend.

Delivering value to shareholders – We are committed to shareholder returns. We are dedicated to a growing fixed dividend that is sustainable through the commodity price cycles. We adhere to distributing our cash flows in excess of operating and capital needs to shareholders. As we pursue cash flow growth, we continually work to optimize the efficiency of our capital programs and production operations, with an underlying objective of reducing absolute and per unit costs and enhancing our returns.

Cultivating a culture to succeed – We value our people and communities and invest in their success. Our workforce is central to and drives our long-term success. We focus on providing fulfilling careers, meaningful benefits and a sense of inclusion and belonging. We strive to be good stewards in all the communities we operate in, being actively involved and applying our culture of operating excellence.

Environmental, Social and Governance

Devon is focused on producing reliable, affordable and accessible energy that the world needs, while continuing to find ways to produce and deliver it more responsibly. We consider the potential impacts of our operations when planning activities and making decisions. We promote a culture of compliance with environmental laws and regulations and encourage performance that often goes above and beyond what is required. In the process, Devon incorporates technology, tools and processes that enable us to minimize or avoid effects on air, water, land and wildlife. We are also evaluating and selectively investing in low-carbon opportunities that are complementary to our core business and commitment to deliver long-term shareholder value.

We have a strong organization in place to manage environmental performance, encompassing our Board of Directors, our EHS and Sustainability leadership teams, and our field-level EHS and operations teams. Our governance philosophy in this space elevates EHS oversight and discussion, including matters related to climate change and energy transition opportunities. Our Board and the Board's Governance, Environmental, and Public Policy Committee frequently review our environmental initiatives and are keenly interested in the operational measures, technological advancements, planning, forecasting and other actions the Company takes in improving our performance in these areas.

Our organizational efforts assure that our environmental objectives and targets are considered in capital allocation decisions, corporate and business unit planning and team strategies to integrate sustainability into our business activities. To support our commitment to improve our environmental footprint, we spent approximately $100 million in 2024 on capital projects that will directly or indirectly result in emissions reduction, and we anticipate spending approximately $100 million in 2025.

Devon has established environmental performance targets that reflect our dedication and commitment to providing affordable energy while achieving meaningful emissions reductions and pursuing our goal of net zero GHG emissions for Scopes 1 and 2. Our GHG and methane targets shown below are calculated from a 2019 baseline. Devon’s emission reduction strategy involves a range of potential actions, including expanding our leak detection and repair program; deploying advanced leak detection technologies; reducing the volume of natural gas that is flared; electrifying facilities to reduce the use of natural gas and diesel consumed onsite; and optimizing facility design to minimize leaks and eliminate common equipment failures.

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

Human Capital

Delivering strong operational and financial results in a safe, environmentally and socially responsible way requires the expertise and positive contributions of every Devon employee. Our people are the Company’s most important resource and we seek to hire people who share and demonstrate our core values of integrity, relationships, courage and results. We value our people and invest in their success. Devon focuses on providing personally and professionally fulfilling careers, meaningful benefits and compensation, and a sense of belonging and inclusion. Our workforce is central to and drives our long-term success. Devon’s Executive Committee and Compensation Committee of the Board routinely engage in discussions regarding a wide range of human capital strategies, outcomes and activities. As of December 31, 2024, Devon and its consolidated subsidiaries had approximately 2,300 employees, all located in the U.S.

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

Employee Compensation, Benefits, Development and Retention

We strive to attract and retain high-performing individuals across our workforce. One way we do this is by providing competitive compensation and benefits, including annual bonuses; a 401(k) savings plan with a Devon contribution up to 14% of the employee’s earnings; stock awards for all employees; medical, dental and vision health care coverage; health savings and dependent-care flexible spending accounts; maternity and parental leave for the birth or adoption of a child; an adoption assistance program; alternate work schedules; flexible work hours; part-time work options; and telecommuting support; among other benefits. Devon also provides a four-week Paid Family and Medical Leave Policy for all employees to take care of themselves and their families. Devon continues to suspend collection of all employee health care premiums. We believe these benefits help contribute to strong productivity, low absenteeism and high retention rates.

Devon also looks to our core values to build the workforce we need. We develop our employees’ knowledge and creativity and advance continual learning and career development through ongoing performance, training and development conversations.

Employee Culture and Community

Devon’s success depends on employees who demonstrate integrity, accountability, perseverance and a passion for building our business and delivering results. Our efforts to create a workforce with these qualities start with offering equal opportunity in all aspects of employment. We do this with company policies and leadership commitment, and by providing employees opportunities to help shape Devon’s culture.

We strive to bring a range of thoughts, experiences and points of view to our problem-solving and decision making throughout Devon. Along with our workforce efforts, we invest in community partnerships focusing on social services, environment and conservation, emergency response and preparedness, arts and culture and STEM education. Since 2019, Devon has created STEM centers throughout elementary and middle schools in the areas in which we operate. Devon has helped open 188 STEM centers that orient children of all backgrounds to skills that will be essential for the future workforce. Devon works with school districts to ensure that all students have access to the same state-of-the-art STEM tools and resources in each STEM Center.

Compliance Culture

Devon reinforces the high expectations we have for ethical conduct by our employees through our Code of Business Conduct and Ethics (“Code”). The Code sets out basic principles for all employees to follow and incorporates specific guidance on critical areas such as our prohibition of harassment and discrimination, our protocols for avoiding conflicts of interest and our policies related to anti-corruption laws, privacy, cybersecurity and confidential information. On an annual basis, Devon employees, as well as our directors and officers, are required to acknowledge and agree to abide by our Code and complete a training course on the Code and its related policies. We encourage our employees to help enforce the Code, and we maintain reporting systems that are designed to minimize concerns that reports will result tin retaliation.

Oil and Gas Properties

Property Profiles

Key summary data from each of our areas of operation as of and for the year ended December 31, 2024 are detailed in the map below.

ROCKIES
107 MBoe/d (61% oil)
15% of production
478 MMBoe of proved reserves
22% of proved reserves
78 gross wells drilled
Anadarko Basin
82 MBoe/d (16% oil)
11% of production
296 MMBoe of proved reserves
14% of proved reserves
97 gross wells drilled
Delaware Basin
465 MBoe/d (47% oil)
63% of production
1,243 MMBoe of proved reserves
58% of proved reserves
413 gross wells drilled
Eagle Ford
79 MBoe/d (58% oil)
11% of production
119 MMBoe of proved reserves
6% of proved reserves
134 gross wells drilled

Delaware Basin – The Delaware Basin is our largest and most active program in the portfolio with operations in southeast New Mexico and across the state line into west Texas. Over the past several years, we have built an industry-leading position in this basin. Through a capital efficient drilling program, it offers exploration and low-risk development opportunities from many geologic reservoirs and play types, including the oil-rich Wolfcamp, Bone Spring, Avalon and Delaware formations. With a significant inventory of oil and liquids-rich drilling opportunities that have multi-zone development potential, Devon has a robust platform to deliver high-margin drilling programs for many years to come. At December 31, 2024, we had 15 operated rigs developing this asset in the Wolfcamp and Bone Spring formations. The Delaware Basin is our top funded asset and is expected to receive approximately 55% of our capital allocation in 2025.

Rockies – Our Rockies development consists of our Williston Basin and Powder River Basin assets. Our position within these oil-weighted basins provides us with a deep inventory of high-margin opportunities.

On September 27, 2024, we completed our acquisition of the Williston Basin business of Grayson Mill, which significantly expanded our operating position within the basin. Our position in the Williston is focused on the oil-prone Bakken and Three Forks formations located across eastern Montana and western North Dakota. Our Williston Basin asset is a high-margin oil resource located in the core of the play and generates substantial cash flow. At December 31, 2024, we had three operated rigs developing the Williston Basin.

Our Powder River asset is focused on emerging oil opportunities in Wyoming's Powder River Basin. We are currently targeting several Cretaceous oil objectives, including the Turner, Parkman, Teapot and Niobrara formations. Recent drilling success in this basin has expanded our drilling inventory, and we expect further growth as we continue to de-risk this emerging light-oil opportunity. At December 31, 2024, we had one operated rig developing the Powder River Basin asset.

Eagle Ford – Our Eagle Ford operations are located in Texas' DeWitt and Karnes counties, situated in the economic core of this south Texas play. Its production is leveraged to oil and has low-cost access to premium Gulf Coast pricing, providing for strong operating margins. At December 31, 2024, we had one operated and one non-operated rig developing this asset.

Anadarko Basin – Our Anadarko Basin development, located in western Oklahoma, is one of the largest in the industry, providing substantial long-term inventory optionality. We have an agreement with Dow to jointly develop a portion of our Anadarko Basin acreage and, as of December 31, 2024, we had a two rig program associated with this joint venture.

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

The process of estimating oil, gas and NGL reserves is complex and requires significant judgment, as discussed in “Item 1A. Risk Factors” of this report. As a result, we have developed internal policies for estimating and recording reserves in compliance with applicable SEC definitions and guidance. Our policies assign responsibilities for compliance in reserves bookings to our Reserve Evaluation Group (the “Group”). The Group, which is led by Devon’s Manager of Reserves and Economics, is responsible for the internal review and certification of reserves estimates. We ensure the Manager and key members of the Group have appropriate technical qualifications to oversee the preparation of reserves estimates and are independent of the operating groups. The Manager of the Group has over 15 years of industry experience, a degree in engineering and is a licensed professional engineer. The Group also oversees audits and reserves estimates performed by a qualified third-party petroleum consulting firm. During 2024, we engaged DeGolyer and MacNaughton to audit 89% of our proved reserves. Additionally, our Board of Directors has a Reserves Committee that provides additional oversight of our reserves process. The committee consists of four independent members of our Board of Directors who collectively have skills and backgrounds that are relevant to the reserves estimation processes, reporting systems and disclosure requirements.

The following tables present production, price and cost information for each significant field in our asset portfolio and the total company. Beginning in 2024, the Williston Basin has been added as a significant field while the Anadarko Basin has been removed due to the acquisition of the Williston Basin business of Grayson Mill in the third quarter of 2024.

	Production
Year Ended December 31,	Oil (MMBbls)	Gas (Bcf)	NGLs (MMBbls)	Total (MMBoe)
2024
Delaware Basin	80	268	45	170
Williston Basin	19	39	7	32
Total	127	438	70	270
2023
Delaware Basin	77	240	39	156
Anadarko Basin	5	87	10	30
Total	117	385	59	240
2022
Delaware Basin	77	222	38	151
Anadarko Basin	5	81	9	28
Total	109	356	54	223

	Average Sales Price
Year Ended December 31,	Oil (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Production Cost (Per Boe) (1)
2024
Delaware Basin	$74.75	$0.59	$20.27	$7.95
Williston Basin	$69.15	$(0.34)	$8.76	$11.61
Total	$73.78	$0.91	$20.20	$8.76
2023
Delaware Basin	$76.24	$1.70	$20.54	$7.67
Anadarko Basin	$75.48	$2.34	$22.82	$9.30
Total	$75.98	$1.83	$20.48	$8.87
2022
Delaware Basin	$94.87	$5.44	$34.33	$6.58
Anadarko Basin	$93.41	$6.36	$36.40	$10.10
Total	$94.11	$5.47	$34.18	$7.92

(1)
Represents production expense per Boe excluding production and property taxes.

Drilling Statistics

The following table summarizes our development and exploratory drilling results.

	Development Wells (1)		Exploratory Wells (1)		Total Wells (1)
Year Ended December 31,	Productive	Dry	Productive	Dry	Productive	Dry	Total
2024 (2)	290.8	—	47.2	—	338.0	—	338.0
2023	293.0	0.7	42.2	—	335.2	0.7	335.9
2022	263.8	—	47.3	—	311.1	—	311.1

(1)
Well counts represent net wells completed during each year. Gross wells are the sum of all wells in which we own a working interest. Net wells are gross wells multiplied by our fractional working interests in each well.
(2)
As of December 31, 2024, there were 402 gross and 194 net wells that have been spud and are in the process of drilling, completing or waiting on completion.

Productive Wells

The following table sets forth our producing wells as of December 31, 2024.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross (1)(3)	Net (2)	Gross (1)(3)	Net (2)	Gross (1)(3)	Net (2)
Total	15,062	5,479	3,840	1,679	18,902	7,158

(1)
Gross wells are the sum of all wells in which we own a working interest.
(2)
Net wells are gross wells multiplied by our fractional working interests in each well.
(3)
Includes 16 and 34 gross oil and gas wells, respectively, which had multiple completions.

The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. We are the operator of approximately 8,132 gross wells. As operator, we receive reimbursement for direct expenses incurred to perform our duties, as well as monthly per-well producing, drilling and construction overhead reimbursement at rates customarily charged in the respective areas. In presenting our financial data, we record the monthly overhead reimbursements as a reduction of G&A, which is a common industry practice.

Acreage Statistics

The following table sets forth our developed and undeveloped lease and mineral acreage as of December 31, 2024. Of our 2.4 million net acres, approximately 1.6 million acres are held by production. The acreage in the table below does not include any material net acres subject to leases that are scheduled to expire during 2025, 2026 and 2027. For the net acres that are set to expire by December 31, 2027, we anticipate performing operational and administrative actions to continue the lease terms for portions of the acreage that we intend to further assess. However, we do expect to allow a portion of the acreage to expire in the normal course of business. Approximately 15% of our total net acres are located on federal lands.

	Developed		Undeveloped		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
	(Thousands)
Total	1,834	1,054	3,196	1,316	5,030	2,370

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

As of January 2025, our production was sold under the following contract terms.

	Short-Term		Long-Term
	Variable	Fixed	Variable	Fixed
Oil	57%	—	43%	—
Natural gas	61%	3%	36%	—
NGLs	68%	17%	15%	—

Delivery Commitments

A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. As of December 31, 2024, we were committed to deliver the following fixed quantities of production.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Oil (MMBbls)	21	16	5	—	—
Natural gas (Bcf)	438	186	122	75	55
NGLs (MMBbls)	9	9	—	—	—
Total (MMBoe)	102	56	25	12	9

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

Competition

See “Item 1A. Risk Factors.”

Public Policy and Government Regulation

Our industry is subject to a wide range of governmental regulation and oversight. Laws, regulations, taxes, fees and other policy implementation actions affecting our industry have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations which are binding on our industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and consequently affect profitability. Public policy changes are commonplace, and changes to existing laws and regulations are frequently proposed or implemented. Moreover, it is often difficult to quantify all associated compliance costs as such amounts may be indistinguishable components of our general capital expenditures and operating expenses. Accordingly, we are unable to predict the future cost or impact of regulatory compliance, though we do not expect such compliance costs or impacts to affect our operations materially differently than other similarly situated companies. However, based on regulatory trends and increasingly stringent laws and permitting requirements, our capital expenditures and operating expenses related to environmental and other regulations have increased over the years and will likely continue to increase. For more information on our environmental capital expenditures specifically, see the environmental, social and governance discussion earlier in this report.

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

EHS Regulations

We strive to conduct our operations in a socially and environmentally responsible manner, which includes compliance with applicable law. We are subject to many federal, state, tribal and local laws and regulations concerning occupational safety and health as well as the discharge of materials into, and the protection of, the environment and natural resources. EHS laws and regulations relate to, among other things:

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
•
worker protection.

Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits, which can allow environmental organizations to sue operators for alleged violations of environmental law. Environmental organizations also can assert legal and administrative challenges to certain actions of oil and gas regulators, such as the BLM, for allegedly failing to comply with environmental laws, which can result in delays in obtaining permits or other necessary authorizations. In recent years, federal and state policy makers and regulators have increasingly implemented or proposed new laws and regulations designed to reduce methane emissions and other GHG, which have included mandates for new leak detection and retrofitting requirements, stricter emission standards and a fee on methane emissions. For example, in March 2024, the BLM adopted a rule that limits flaring and allows the delay or denial of permits upon a finding that an operator’s methane waste minimization plan is insufficient, although this rule is currently subject to litigation and halted in certain states. In addition, in December 2023, the EPA finalized more stringent methane rules for new, modified and reconstructed facilities and, for the first time ever, established standards for existing sources. Fines and penalties for violations of these EPA rules can be substantial. The rules have been subject to legal challenge, and may also be repealed or modified by the Trump Administration, though we cannot predict the substance or timing of such changes, if any.

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
•
geopolitical risks, including the conflict between Russia and Ukraine, the Israel-Gaza and Hezbollah conflicts and hostilities in Yemen and the Red Sea, as well as other hostilities or political and civil unrest in the Middle East, Africa, Europe and South America;
•
adverse weather conditions, natural disasters and other catastrophic events, such as tornadoes, earthquakes, hurricanes and acts of terrorism;

•
pandemics (such as COVID-19) and epidemics of infectious diseases and other public health events, as well as any related governmental actions;
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
•
the overall economic environment, including inflationary pressures and fluctuations in interest rates;
•
market and geopolitical uncertainty as a result of shifts or potential further shifts in domestic and international policies following the 2024 U.S. presidential and congressional elections;
•
changes in trade relations and policies, such as (i) the imposition of tariffs by the U.S., China or other countries, (ii) environmental performance standards or similar fossil fuel import restrictions in certain international markets, (iii) economic sanctions, including embargoes, on Russia or other producing countries or (iv) restrictions on oil, gas and NGL exports by the U.S.; and
•
other governmental regulations and taxes.

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
•
limited access to electrical power sources or other infrastructure used in our operations; and
•
shortages or delays in the availability of services or delivery of material or equipment.

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

We Have Limited Control Over Properties and Investments Operated by Others or through Joint Ventures

Certain of the properties and investments in which we have an interest are operated by other companies and may involve third-party working interest owners. We have limited influence and control over the operation or future development of such properties and investments, including compliance with EHS regulations or the amount and timing of required future capital expenditures. In addition, we conduct certain of our operations through joint ventures in which we may share control with third parties, and the other joint venture participants may have interests or goals that are inconsistent with those of the joint venture or us. These limitations and our dependence on such third parties could result in unexpected future costs or liabilities and unplanned changes in operations or future development, which could adversely affect our financial condition and results of operations. Moreover, any bankruptcy involving, or any misconduct or other improper activities committed by, our business partners or other counterparties could negatively impact our own business or reputation.

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

Competition for Assets, Materials, People and Capital Can Be Significant

Strong competition exists in all sectors of the oil and gas industry. We compete with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and properties. We also compete for the equipment, materials, services and personnel required to explore, develop and operate properties, such as drilling rigs, well materials and oilfield services. The rising costs and scarcity caused by this competitive pressure will generally increase during periods of higher commodity prices and can be further exacerbated by higher inflation rates and supply chain disruptions in the broader economy, including as a result of tariffs or changes in trade policy. For example, we experienced higher operating costs throughout 2023 due to steep cost inflation. Although cost inflation moderated somewhat in 2024, such inflationary pressures could continue or increase in 2025. Competition is also prevalent in the marketing of oil, gas and NGLs. Certain of our competitors have resources substantially greater than ours and may have established superior strategic long-term positions and relationships. As a consequence, we may be at a competitive disadvantage in bidding for assets or services and accessing capital and downstream markets. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative energy sources and the application of government regulations.

Legal, Regulatory and Environmental Risks

We Are Subject to Extensive Governmental Regulation, Which Can Change and Could Adversely Impact Our Business

Our operations are subject to extensive federal, state, tribal and local laws and regulations, including with respect to environmental matters, worker health and safety, land and wildlife conservation, the gathering and transportation of oil, gas and NGLs, resource management and conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as surety bonds) covering drilling, completion and well operations and decommissioning obligations. If permits are delayed or not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. Moreover, certain regulations require the plugging and abandonment of wells, removal of production facilities and other restorative actions by current and former operators, including corporate successors of former operators, which means that we are exposed to the risk that owners or operators of assets acquired from us (or our predecessors) become unable to satisfy plugging or abandonment and other restorative obligations that attach to those assets. In that event, due to operation of law, we may be required to assume such obligations, which could be material. We have incurred and will continue to incur substantial capital, operating and remediation costs as a result of these and other laws, regulations, permits and orders to which we are subject.

Changes in public policy have affected, and in the future could further affect, our operations. For example, various policy makers have expressed support for, and have taken steps to implement, efforts to transition the economy away from fossil fuels and to promote stricter environmental regulations, and such proposals could impose new and more onerous burdens on our industry and business. The IRA, for instance, contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels and carbon capture and sequestration, among other provisions, potentially further accelerating the transition toward lower-or zero-carbon emissions alternatives to fossil fuels. These and other regulatory and public policy developments could, among other things, restrict production levels, delay necessary permitting, impose price controls, change environmental protection requirements, impose restrictions on pipelines or other necessary infrastructure, raise taxes, royalties and other amounts payable to governments or governmental agencies and otherwise increase our operating costs. In addition, changes in public policy may indirectly impact our operations by, among other things, increasing the cost of supplies and equipment and fostering general economic uncertainty. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity, particularly changes related to the matters discussed in more detail below.

Federal Lands – Federal policy makers have from time to time expressed support for, and have taken steps to implement, additional regulation of oil and gas leasing, permitting and development on federal lands. For example, the Department of the Interior adopted a final rule in April 2024 revising various terms for future federal leases and wells, including by enhancing bonding requirements and increasing royalty rates, rental rates and minimum bids. Moreover, non-governmental organizations, trade groups and other private parties have filed lawsuits challenging leasing, permitting and other regulatory decisions relating to our and other industry participants’ oil and gas development on federal lands, which, if successful, could further hinder development activities or otherwise adversely impact operations. While it is not possible at this time to predict the ultimate impact of these actions or any other future regulatory changes, including any potential actions by the Trump Administration, any additional restrictions or burdens on our ability to operate on federal lands could adversely impact our business in the Delaware and Powder River Basins, as well as other areas where we operate under federal leases.

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

Water Disposal – Earthquakes in southeastern New Mexico, western Texas and elsewhere have prompted concerns about seismic activity and possible relationships with the oil and gas industry, particularly the disposal of wastewater in salt-water disposal wells. In addition, similar concerns have been raised about the potential connection between water disposal activities and certain surface uplift, subsidence and other ground movement in western Texas and other areas of industry activity. Increased regulation and attention given to water disposal activities could lead to greater efforts, including through litigation, to limit or prohibit oil and gas activities relying on injection wells for produced water disposal. For example, New Mexico implemented protocols requiring operators to take various actions with respect to salt-water disposal wells within a specified proximity of certain seismic activity, including a requirement to limit injection rates if the seismic event is of a certain magnitude. Separately, the Railroad Commission of Texas has shown increasing regulatory focus on seismicity and the oil and gas industry in recent years, including by suspending all disposal well permits that inject into deep strata within the Northern Culberson-Reeves area due to increasing seismicity concerns. These or similar actions directed at our operating areas could limit the takeaway capacity for produced water in the impacted area, which could increase our operating expenses, require us to curtail our development plans or otherwise adversely impact our operations.

Tax Matters – We are subject to U.S. federal income tax as well as income, capital and other taxes in various U.S. state and foreign jurisdictions, and our operating cash flow is sensitive to the amount of taxes we must pay. In the jurisdictions in which we or any of our subsidiaries operate or previously operated, income taxes are assessed on our earnings after consideration of all allowable deductions and credits. Changes in the types of earnings that are subject to income tax, the types of costs that are considered allowable deductions and the timing of such deductions, or the rates assessed on our taxable earnings could significantly increase our tax obligations, adversely impacting our financial condition, results of operations and cash flows. Additionally, more generally, a change in any U.S. federal, state or local or foreign tax law, treaty, policy, statute, rule, regulation or ordinance, or in the interpretation thereof, in any jurisdiction in which we or any of our subsidiaries operate, or in which we or any of our subsidiaries are organized, could result in us incurring a materially higher tax expense, which would also adversely impact our financial condition, results of operations and cash flows. For example, the IRA included a 15% CAMT on certain financial statement income, and the Organization for Economic Co-operation and Development has adopted a set of model international tax rules known as the “Pillar Two” framework, a central component of which is the imposition of a global minimum corporate tax rate of 15% on certain multinational enterprises. While we are still assessing the potential impacts of the CAMT and the Pillar Two rules to our business, any incremental taxes attributable to CAMT, Pillar Two or any other tax law changes, or a change in our current interpretation thereof, could be significant and adversely impact our financial condition, results of operations and cash flows. Moreover, we are regularly audited by tax authorities. Although we believe our tax positions are reasonable and properly supported, if one or more of our tax positions are challenged by the IRS or other tax authorities (in a tax audit or otherwise), material cash payments or adjustments to tax expense may occur, which could adversely affect our financial condition, results of operations and cash flows.

Climate Change and Related Regulatory, Social and Market Actions May Adversely Affect Our Business

Continuing and increasing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce GHG emissions, such as carbon dioxide and methane. Policy makers and regulators at both the U.S. federal and state levels have from time to time imposed, or stated intentions to impose, laws and regulations designed to quantify and limit the emission of GHG. For example, in December 2023, the EPA finalized more stringent methane rules for new, modified and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. The final rule includes, among other things, enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring, zero-emission requirements for certain devices, and reduction of emissions by 95% through capture and control systems. The final rule also establishes a “super emitter” response program that allows third parties to make reports to the EPA of large methane emissions events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge, although OOOOb is already in effect. Relatedly, the IRA imposed a new charge or fee with respect to excess methane emissions from certain petroleum and natural gas facilities starting in 2024 and annually increasing through 2026, and we cannot predict whether or how the Trump Administration may seek to revise or repeal these rules or the timing of any such actions. In addition to these federal efforts, the states where we operate have already imposed, or stated intentions to impose, laws or regulations designed to reduce methane emissions from oil and gas exploration and production activities, including by mandating new leak detection and retrofitting requirements.

Policy makers have also advocated for expanding existing, or creating new, reporting and disclosure requirements regarding GHG emissions and other climate-related matters. For example, the EPA adopted amendments in May 2024 to its GHG Reporting Program, which, among other things, added well blowouts and other abnormal events as new categories of sources for GHG emissions reporting. In addition, the SEC finalized rules in March 2024 that require public companies to include extensive climate-related disclosures in their SEC filings, such as new disclosures on (i) material Scope 1 and 2 GHG emissions, including an independent assurance report, and (ii) financial statement information regarding the effects of severe weather events and other natural conditions. In April 2024, the SEC stayed the effectiveness of these rules pending the completion of a judicial review of certain legal challenges. Similarly, California enacted legislation in October 2023 requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. The European Union has also recently adopted a set of policy initiatives, including the Corporate Sustainability Reporting Directive and the Corporate Sustainability Due Diligence Directive, which impose expansive sustainability reporting and due diligence requirements for both European Union and certain non-European Union companies. While we are still assessing the applicability of the European Union directives and California legislation and are awaiting resolution of the review of the SEC climate change rules, we would expect to incur substantial additional compliance costs to the extent these or similar disclosure requirements apply to us. We further anticipate the costs and other risks associated with any such disclosure requirements to be particularly heightened, given that reporting frameworks on GHG emissions and other climate-related metrics are still maturing and often require the use of numerous assumptions and judgments.

With respect to more comprehensive regulation, policy makers and political leaders have made, or expressed support for, a variety of proposals, such as the development of cap-and-trade or carbon tax programs. At the international level, over 190 countries have signed the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years. Subsequent United Nations climate conferences have called for additional action to transition away from fossil fuels or otherwise reduce GHG emissions. The Trump Administration re-withdrew the United States from the Paris Agreement in January 2025, and the United States’ participation in future United Nations climate-related efforts is unclear. At the state level, there have been attempts to introduce legislation whereby certain entities found responsible for contributing toward climate change over a period of time are required to pay into a fund used for climate-related projects. For example, in December 2024, New York passed its “Climate Superfund Law,” which provides for the assessment of a fee for emitters that have a sufficient nexus to the state and are found to have released more than one billion tons of carbon dioxide during 2000 through 2018. Vermont passed a similar law in May 2024, and similar legislation has been proposed in California, Massachusetts and New Jersey. We have been identified by New York as a potentially responsible party under the law; however, to date, we have not received any cost recovery demand. These and other initiatives could negatively impact our business through restrictions or cancellations of oil and natural gas activities, greater costs of compliance or consumption (thereby reducing demand for our products) or an impairment in our ability to continue our operations in an economic manner.

In addition to regulatory risk, other market and social initiatives relating to climate change present risks for our business. For example, in an effort to promote a lower-carbon economy, there are various public and private initiatives subsidizing or otherwise encouraging the development and adoption of alternative energy sources and technologies, including by mandating the use of specific fuels or technologies. These initiatives may reduce the competitiveness of carbon-based fuels, such as oil and gas. Moreover, an increasing number of financial institutions, funds and other sources of capital have restricted or eliminated their investment in oil and natural gas activities due to their concern regarding climate change. Such restrictions in capital could decrease the value of our business and make it more difficult to fund our operations. In addition, governmental entities and other plaintiffs have brought, and may continue to bring, claims against us and other oil and gas companies for purported damages caused by the alleged effects of climate change. The increasing attention to climate change may result in further claims or investigations against us, and heightened societal or political pressures may increase the possibility that liability could be imposed on us in such matters without regard to our causation of, or contribution to, the asserted damage or violation, or to other mitigating factors.

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

Our Environmental Performance Targets and Other ESG Initiatives May Expose Us to Risks

We have developed, and may continue to develop, voluntary targets related to our ESG initiatives, including our environmental performance targets and strategy. Any public statements related to these initiatives reflect our current plans and expectations and are not a guarantee the targets will be achieved or achieved on the currently anticipated timeline. Additionally, such statements are often based on assumptions or hypothetical scenarios which are necessarily uncertain. Our ability to achieve any targets is subject to numerous risks and uncertainties, many of which are beyond our control, including market factors, unanticipated changes in societal behavior, capital constraints, the pace of technological advancement and governmental policies or priorities. Moreover, as emission measurement protocols mature and related technologies continue to develop, we may be required to revise our emissions estimates and reduction goals or otherwise revise the strategies outlined in our ESG initiatives. If our ESG initiatives do not meet our investors’ or other stakeholders’ evolving expectations and standards, investment in us may be viewed as less attractive and our reputation and business may be adversely impacted.

Additionally, public statements with respect to environmental targets or other ESG-related goals are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, with respect to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements were misleading, false or otherwise deceptive. Conversely, “anti-ESG” sentiment has gained momentum among some governmental and private actors, and various federal and state policy makers have enacted or proposed “anti-ESG” policies, legislation and other initiatives, including efforts targeting certain practices and programs related to diversity, equity and inclusion. As a result, we may also face heightened scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our ESG initiatives.

Claims, Litigation, Audits and Other Proceedings, Including Relating to Historic and Legacy Operations, May Adversely Impact Us

Devon is subject to claims, litigation, audits, investigations and other proceedings, including proceedings by governments, taxing authorities and other regulatory bodies, involving a wide range of issues, such as royalty underpayment claims, tax audits, alleged environmental law violations and claims for alleged environmental damages or remediation obligations. The outcomes of these matters are inherently unpredictable and subject to numerous uncertainties, and estimating associated reserves or loss exposure involves significant judgment that may not reflect the full range of possible results. Moreover, a number of these claims and proceedings relate to historic operations or the operations of predecessor entities, which can increase the difficulty in making reserve or loss determinations due to the age of the underlying matter, limited access to relevant information or other factors. Until the final resolution of such matters, Devon may be exposed to losses in excess of any liabilities recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations and cash flows.

Price Controls, Export Restrictions and Other Governmental Interventions in Energy Markets May Adversely Impact our Business

Domestic and foreign governmental bodies have from time to time intervened in energy markets by imposing price controls, restricting exports, limiting production or otherwise taking actions to impact the availability and price of oil, natural gas and NGLs. For instance, members of the European Union agreed to a price-cap framework in December 2022 for the trading of natural gas in response to rising energy costs in Europe. Similarly, during 2021 and 2022, President Biden authorized several releases from the U.S. Strategic Petroleum Reserve in an effort to lower domestic energy prices. More recently, in May 2024, the European Union approved new regulations imposing fossil fuel import standards, which include disclosure, emission mitigation work practices and methane intensity threshold requirements, which could impact our ability to sell production in European markets. Governments may take similar actions in the future, particularly in the event of disruption in energy markets or national emergency. Any such interventions could adversely impact our business, including by depressing the price of our production and generally introducing greater uncertainty to our operations.

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

Our Debt May Limit Our Liquidity and Financial Flexibility, and Any Downgrade of Our Credit Rating Could Adversely Impact Us

As of December 31, 2024, we had total indebtedness of $8.9 billion. Our indebtedness and other financial commitments have important consequences to our business, including, but not limited to:

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

In addition, we receive credit ratings from rating agencies in the U.S. with respect to our debt. Factors that may impact our credit ratings include, among others, debt levels, planned asset sales and purchases, liquidity, size and scale of our production and commodity prices. Certain of our contractual obligations require us to provide letters of credit or other assurances. Any credit downgrades could adversely impact our ability to access financing and trade credit, require us to provide additional letters of credit or other assurances under contractual arrangements and increase our interest rate under the 2023 Senior Credit Facility and the Term Loan, as well as the cost of any other future debt.

Cybersecurity Incidents May Adversely Impact Our Operations

We rely heavily on information systems, operational technologies and other digital technologies to conduct our business, and we anticipate expanding the use of and reliance on these systems and technologies, including through artificial intelligence, process automation and data analytics. Concurrent with the growing dependence on technology is a greater sensitivity to cyberattacks and other cyber-related incidents, which have increasingly targeted our industry. Perpetrators of cyberattacks often attempt to gain unauthorized access to digital systems for purposes of misappropriating confidential, proprietary or personal information, intellectual property or financial assets, corrupting data or causing operational disruptions, as well as preventing users from accessing systems or information for the purpose of demanding payment in order for users to regain access. A wide variety of individuals or groups may perpetuate cyberattacks, ranging from highly sophisticated criminal organizations and state-sponsored actors to disgruntled employees, and the nature of, and methods used in, cyberattacks are similarly diverse and constantly evolving, with examples including phishing attempts, distributed denial of service attacks or ransomware. In addition, our vendors (including third-party cloud and IT service providers), midstream providers and other business partners may separately suffer disruptions or breaches from cyberattacks or other cyber-related incidents, which, in turn, could adversely impact our operations and compromise our information. Moreover, we and other upstream companies rely on extensive oil and gas infrastructure and distribution systems to deliver our production to market, which, in turn, depend upon digital technologies; we also rely on other critical infrastructure to operate our business, such as communication networks and power grids. Any cyberattack directed at such infrastructure or systems could adversely impact our business and operations, including by limiting our ability to transport and market our production. Furthermore, human error by our employees, contractors or third-party business partners may also cause or exacerbate a cybersecurity incident, and geopolitical instability may heighten the risk of cyberattacks against us or the infrastructure we rely upon.

As of the date of this report, though the Company and certain of our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company. However, there is no assurance that such a breach has not already occurred and we are unaware of it, or that we will not suffer such a loss in the future. We devote significant resources to prevent cybersecurity incidents and protect our data, but our systems and procedures for identifying and protecting against such attacks and mitigating such risks may prove to be insufficient due to system vulnerabilities, human error or malfeasance or other factors. Any such attacks could have an adverse impact on our business, operations or reputation and lead to remediation costs, litigation or regulatory actions. Moreover, as the sophistication and volume of cyberattacks continue to increase, we may be required to expend significant additional resources to further enhance our digital security or to remediate vulnerabilities, and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

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

Our Acquisition and Divestiture Activities Involve Substantial Risks

Our business depends, in part, on making acquisitions, including by merger and other similar transactions, that complement or expand our current business and successfully integrating any acquired assets or businesses. We cannot ensure that any acquisitions we attempt will be completed on the terms announced, or at all. If we are unable to make attractive acquisitions, our future growth could be limited. Furthermore, even if we do make acquisitions, such as the recently completed Grayson Mill acquisition, they may not result in an increase in our cash flow from operations or otherwise result in the benefits anticipated due to various risks, including, but not limited to:

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

In addition, from time to time, we may sell or otherwise dispose of certain of our properties or businesses as a result of an evaluation of our asset portfolio and to help enhance our liquidity. These transactions also have inherent risks, including possible delays or failures in closing, the risk of lower-than-expected sales proceeds for the disposed assets or business and potential post-closing liabilities and claims for indemnification, as well as secondary liability for any obligations to third parties guaranteed by us. Moreover, volatility in commodity prices may result in fewer potential bidders, unsuccessful sales efforts and a higher risk that buyers may seek to terminate a transaction prior to closing.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain a corporate information security policy and program (the “Program”) designed to identify, assess and appropriately manage risk from cybersecurity threats to help maintain operational continuity and protect Devon’s networks, systems and other assets, as well as the significant amount of information we use to run our business. We employ a variety of tools designed to identify, assess and manage cybersecurity threats, including monitoring and detection programs, network security measures, firewall monitoring devices and encryption of critical data. The Program includes a cybersecurity incident response plan that provides the framework for categorizing and responding to cybersecurity incidents. As part of the Program, we perform cybersecurity risk assessments of certain third-party vendors of the Company, including technology vendors and key operational suppliers and service providers. These assessments are intended to identify potential risks to Devon associated with our use of third-party vendors and, where appropriate, to recommend and implement mitigating controls or solutions. In addition, Devon maintains disaster recovery plans related to cybersecurity incidents as part of our broader corporate emergency preparedness program, and our employees and contractors receive cybersecurity awareness training as part of both onboarding and through periodic training opportunities, including phishing simulations.

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

The Program is administered by our Digital Security team, which is led by our Manager of Digital Security. The Digital Security team meets at least weekly to discuss any cybersecurity incidents and related response actions, emerging cybersecurity threats facing the Company and preventative measures. It is important to Devon that members of our Digital Security team have the necessary expertise to oversee the Program and its related technologies, platforms and applications, whether through educational background, experience, technical certifications or other training. The Manager of Digital Security has approximately 15 years of cybersecurity experience, a degree in management information systems and multiple certifications relating to security, risk and information systems, including a security leadership certification.

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

As of the date of this report, though the Company and certain of our service providers have experienced certain cybersecurity incidents, Devon is not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect Devon. For information on the risks associated with cybersecurity threats, see “Item 1A. Risks Factors.”

Item 3. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted below, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 18 in “Item 8. Financial Statements and Supplementary Data” of this report.

Environmental Matters

On April 7, 2020, WPX Energy, Inc., a wholly-owned subsidiary of the Company, received a notice of violation (“NOV”) from the EPA relating to specific historical air emission events occurring on the Fort Berthold Indian Reservation in North Dakota. On July 22, 2022, we received an updated NOV from the EPA relating to the same underlying events. On June 4, 2021, we received a NOV from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC, a wholly-owned subsidiary of the Company, during 2020 in western Texas. On February 1, 2023, we received a notice of violation from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC during 2020 in New Mexico. On June 1, 2023, we received a NOV from the EPA relating to alleged air permit violations by Devon Energy Production Company, L.P., a wholly-owned subsidiary of the Company, during 2020 and 2022 in New Mexico. The Company has been engaging with the EPA to resolve each of these matters, which remain ongoing, and management cannot predict their ultimate outcome; however, resolution of each of these matters may result in a fine or penalty in excess of $300,000. For more information on the North Dakota NOV matter with the EPA, see Note 18 in “Item 8. Financial Statements and Supplementary Data” of this report.

On March 5, 2024, we received a NOV from the New Mexico Environment Department (“NMED”) relating to alleged violations by WPX Energy Permian, LLC of certain notice, repair and facility design requirements under New Mexico environmental laws. On May 29, 2024, we received a NOV from the Oil Conservation Division of New Mexico relating to alleged reporting violations by Devon Energy Production Company, L.P. On February 10, 2025, CDM, a joint venture of the Company, received a NOV from the NMED relating to alleged air emission and reporting violations under New Mexico environmental laws. The Company and CDM have, as applicable, been engaging with the applicable New Mexico regulatory body to resolve each of these respective matters, which remain ongoing, and management cannot predict their ultimate outcome; however, resolution of each of these matters may result in a fine or penalty in excess of $300,000.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the “DVN” ticker symbol. On February 5, 2025, there were 10,800 holders of record of our common stock. We began paying regular quarterly cash dividends in the second quarter of 1993. Devon is committed to returning cash to shareholders through quarterly dividend payments and share repurchases, growing our per share value. The declaration and payment of any future dividend will remain at the full discretion of the Board of Directors and will depend on Devon’s financial results, cash requirements, future prospects and other factors deemed relevant by the Devon Board. In determining the amount of the quarterly fixed dividend, the Board expects to consider a number of factors, including Devon’s financial condition, the commodity price environment and a general target of paying out up to 10% of operating cash flow through the fixed dividend. Additional information on our dividends can be found in Note 17 in “Item 8. Financial Statements and Supplementary Data” of this report.

Performance Graph

The following graph compares the cumulative TSR over a five-year period on Devon’s common stock with the cumulative total returns of the S&P 500 Index and the SPDR Oil and Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2019 in Devon’s common stock, the S&P 500 Index and the XOP U.S. Equity Index and dividends have been reinvested subsequent to the initial investment.

$350
$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Devon Energy Corporation
S&P 500
XOP U.S. Equity

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

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock that were made by us during the fourth quarter of 2024 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	2,560	$40.18	2,559	$1,854
November 1 - November 30	4,961	$38.78	4,960	$1,662
December 1 - December 31	134	$37.39	134	$1,657
Total	7,655	$39.22	7,653

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately two thousand shares received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, including most recently in July 2024, Devon's Board of Directors expanded the share repurchase program authorization to $5.0 billion, with a June 30, 2026 expiration date. In the fourth quarter of 2024, we repurchased 7.7 million common shares for $300 million, or $39.22 per share, under this share repurchase program. For additional information, see Note 17 in “Item 8. Financial Statements and Supplementary Data” of this report.

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

The following discussion and analyses primarily focus on 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

Executive Overview

We are a leading independent oil and natural gas exploration and production company whose operations are focused onshore in the United States. Our operations are currently focused in four core areas: the Delaware Basin, Rockies, Eagle Ford and Anadarko. Our asset base is underpinned by premium acreage in the economic core of the Delaware Basin and our diverse, top-tier resource plays provide a deep inventory of opportunities for years to come.

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

As evidenced by this acquisition, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing operational excellence. Our recent performance highlights for these priorities include the following items for 2024:

•
Oil production totaled 347 MBbls/d, an 8% increase year over year.
•
Through 2024, completed approximately 67% of our authorized $5.0 billion share repurchase program, with approximately 69 million of our common shares repurchased for approximately $3.3 billion, or $48.46 per share, since inception of the plan.
•
Retired $472 million of senior notes.
•
Exited with $3.8 billion of liquidity, including $0.8 billion of cash.
•
Generated $6.6 billion of operating cash flow.
•
Including variable dividends, paid dividends of $937 million.
•
Earnings attributable to Devon were $2.9 billion, or $4.56 per diluted share.
•
Core earnings (Non-GAAP) were $3.1 billion, or $4.82 per diluted share.

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

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices which can be incredibly volatile due to several varying factors. Commodity prices were strong during 2022 as the continued recovery from the COVID-19 pandemic increased demand for oil and gas commodities, while economic sanctions imposed on Russia and restraint from OPEC+ on production growth both simultaneously impacted the supply of these commodities. In 2023, commodity prices weakened primarily due to economic uncertainty surrounding inflation and increased interest rates as well as certain geopolitical events. During 2024, oil and NGL prices remained stable from the prior year while gas prices decreased primarily due to warmer weather impacts and excess supply. The graphs below show the trends in commodity prices over the past three years and their related impact on our net earnings, operating cash flow and capital investments.

As we dependably generate strong cash flow results as shown above, we will continue to prioritize delivering cash returns to shareholders through share repurchases and dividends while maintaining a strong liquidity position. Since the inception of our authorized $5.0 billion share repurchase program, we have repurchased approximately 69 million common shares for approximately $3.3 billion, or $48.46 per share. We also returned value to shareholders by paying dividends of $937 million during 2024. We exited 2024 with $3.8 billion of liquidity, comprised of $0.8 billion of cash and $3.0 billion of available credit under our 2023 Senior Credit Facility. We currently have $8.9 billion of debt outstanding, of which approximately $485 million is classified as short-term. Additionally, to help mitigate the volatility of commodity prices and protect ourselves from downside risk, we currently have approximately 30% of our anticipated 2025 oil and gas production hedged.

Business and Industry Outlook

In 2024, Devon marked its 53rd anniversary in the oil and gas business and its 36th year as a public company. We generated $6.6 billion of operating cash flow in 2024 as a result of the strength of our portfolio of assets and our operational execution. Our portfolio benefited from the acquisition of Grayson Mill that allowed us to efficiently expand our oil production and operating scale while capturing a meaningful runway of highly economic drilling inventory. The transaction created immediate value within our financial framework by delivering sustainable accretion to earnings and free cash flow. Operating cash flow in 2024 remained consistent with 2023, despite a decline in commodity prices, due to operational outperformance, capital efficiency gains and the positive contributions from our Grayson Mill acquisition.

We remain committed to continuing our track record of industry leading return of capital to our shareholders, underpinned by low capital reinvestment rates and a disciplined, returns-driven strategy which is designed to be successful through economic cycles. In 2024, we returned approximately $2.0 billion of cash to shareholders through cash dividends and share repurchases, and will continue to prioritize this shareholder return strategy in 2025.

In 2024, WTI oil prices averaged $75.79 per Bbl versus $77.62 per Bbl in 2023, reflecting a downward trend as oil prices remained volatile even with continued capital discipline by global oil producers. Oil is expected to remain volatile in 2025 due to geopolitical risks to supply, forecasted stronger non-OPEC supply, and improving global demand growth expectations. Henry Hub natural gas prices fell in 2024, averaging $2.27 per Mcf compared to $2.74 per Mcf in 2023. For 2025, natural gas prices are expected to increase compared with 2024 prices due to increased demand, driven by rising LNG exports, strong powerburn as well as discipline from natural gas producers. Our 2025 cash flow is partly protected from commodity price volatility due to our current hedge position that covers approximately 30% of our anticipated oil and gas volumes. In order to further insulate our cash flow, we continue to examine and, when appropriate, execute attractive regional basis swap hedges to protect price realizations across our portfolio.

Our commitment to capital discipline and capital efficiency remains unchanged with our 2025 capital program. Similar to 2024, the majority of our 2025 capital, or approximately 55%, is expected to be focused on our highest returning oil play, the Delaware Basin. Our Williston Basin assets will receive additional capital allocation through 2025 as we work to develop the newly acquired Grayson Mill assets. The remainder of our 2025 capital will continue to be deployed to our other core areas of Eagle Ford, Anadarko Basin and Powder River Basin. Our 2025 capital is expected to be approximately 7% higher than 2024 primarily due to increased activity in the Williston Basin. Due to our strategy of spending within cash flow, we expect to continue generating material amounts of free cash flow for 2025.

Results of Operations

The following graph, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests. Analysis of the change in net earnings is shown below.

Our 2024 net earnings were $2.9 billion, compared to net earnings of $3.8 billion for 2023. The graph below shows the change in net earnings from 2023 to 2024. The material changes are further discussed by category on the following pages.

Production Volumes

	2024	% of Total	2023	Change
Oil (MBbls/d)
Delaware Basin	220	63%	211	4%
Rockies	65	19%	50	30%
Eagle Ford	46	13%	42	10%
Anadarko Basin	13	4%	14	-7%
Other	3	1%	3	N/M
Total	347	100%	320	8%

	2024	% of Total	2023	Change
Gas (MMcf/d)
Delaware Basin	732	61%	657	11%
Rockies	124	10%	76	63%
Eagle Ford	98	9%	82	20%
Anadarko Basin	241	20%	238	1%
Other	1	0%	1	N/M
Total	1,196	100%	1,054	13%

	2024	% of Total	2023	Change
NGLs (MBbls/d)
Delaware Basin	123	64%	107	16%
Rockies	21	11%	11	91%
Eagle Ford	17	9%	15	13%
Anadarko Basin	29	15%	28	4%
Other	1	1%	1	N/M
Total	191	100%	162	18%

	2024	% of Total	2023	Change
Combined (MBoe/d)
Delaware Basin	465	63%	427	9%
Rockies	107	15%	73	47%
Eagle Ford	79	11%	71	11%
Anadarko Basin	82	11%	82	0%
Other	4	0%	5	-6%
Total	737	100%	658	12%

From 2023 to 2024, the change in volumes contributed to a $1.1 billion increase in earnings. The increase in volumes was primarily due to increased activity in the Delaware Basin and Eagle Ford as well as the Grayson Mill acquisition in the Rockies, which closed in the third quarter of 2024.

Due to the Grayson Mill acquisition and increased activity across our portfolio, we expect volumes to increase in 2025 and range from approximately 805 to 825 MBoe/d.

Realized Prices

	2024	Realization	2023	Change
Oil (per Bbl)
WTI index	$75.79		$77.62	-2%
Realized price, unhedged	$73.78	97%	$75.98	-3%
Cash settlements	$0.35		$(0.28)
Realized price, with hedges	$74.13	98%	$75.70	-2%

	2024	Realization	2023	Change
Gas (per Mcf)
Henry Hub index	$2.27		$2.74	-17%
Realized price, unhedged	$0.91	40%	$1.83	-50%
Cash settlements	$0.35		$0.20
Realized price, with hedges	$1.26	56%	$2.03	-38%

	2024	Realization	2023	Change
NGLs (per Bbl)
WTI index	$75.79		$77.62	-2%
Realized price, unhedged	$20.20	27%	$20.48	-1%
Cash settlements	$0.02		$—
Realized price, with hedges	$20.22	27%	$20.48	-1%

	2024	2023	Change
Combined (per Boe)
Realized price, unhedged	$41.44	$44.96	-8%
Cash settlements	$0.73	$0.19
Realized price, with hedges	$42.17	$45.15	-7%

From 2023 to 2024, realized prices contributed to an approximately $700 million decrease in earnings. This decrease was due to lower unhedged realized oil, gas and NGL prices which decreased primarily due to lower WTI and Henry Hub index prices. Additionally, gas prices were impacted by expanded regional gas price differentials in the Delaware Basin driven by infrastructure constraints. Realized prices were strengthened by hedge cash settlements across all commodities.

Hedge Settlements

	2024	2023	Change
Oil	$44	$(33)	233%
Natural gas	152	80	90%
NGL	1	—	N/M
Total cash settlements (1)	$197	$47	319%

(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

Production Expenses

	2024	2023	Change
LOE	$1,574	$1,428	10%
Gathering, processing & transportation	790	702	13%
Production taxes	748	713	5%
Property taxes	71	85	-16%
Total	$3,183	$2,928	9%
Per Boe:
LOE	$5.83	$5.95	-2%
Gathering, processing & transportation	$2.93	$2.92	0%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.6%	1%

LOE and gathering, processing and transportation and production taxes increased primarily due to increased activity and the Grayson Mill acquisition in the Rockies.

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

	2024	$ per BOE	2023	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$5,197	$30.56	$5,359	$34.38
Rockies	1,122	$28.61	863	$32.19
Eagle Ford	1,150	$39.72	1,074	$41.71
Anadarko Basin	464	$15.50	508	$16.94
Other	60	N/M	59	N/M
Total	$7,993	$29.63	$7,863	$32.76

DD&A

	2024	2023	Change
Oil and gas per Boe	$11.70	$10.27	14%

Oil and gas	$3,156	$2,464	28%
Other property and equipment	99	90	11%
Total	$3,255	$2,554	27%

DD&A increased in 2024 primarily due to higher volumes as well as an increase in the oil and gas DD&A rate. The primary contributor to the higher DD&A rate was our 2023 drilling and development activity.

General and Administrative Expense

	2024	2023	Change
G&A per Boe	$1.85	$1.70	9%

Labor and benefits	$285	$210	36%
Non-labor	215	198	9%
Total	$500	$408	23%

G&A increased in 2024 primarily due to higher employee compensation, driven in part by inflationary adjustments and the Grayson Mill acquisition. We also had an increase in non-labor costs which were primarily related to technology system upgrade projects.

Other Items

	2024	2023	Change in earnings
Commodity hedge valuation changes (1)	$(176)	$71	$(247)
Marketing and midstream operations	(49)	(60)	11
Exploration expenses	28	20	(8)
Asset dispositions	11	(30)	(41)
Net financing costs	363	308	(55)
Other, net	96	38	(58)
			$(398)

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

During the third quarter of 2024, we issued $3.25 billion of debt to partially fund the Grayson Mill acquisition. Additionally, we retired $472 million of debt in the third quarter of 2024. The net impact of this debt activity is expected to increase our annual net financing costs by approximately $180 million. For additional information, see Note 13 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

For discussion on other, net, see Note 5 in “Item 8. Financial Statements and Supplementary Data” of this report.

Income Taxes

	2024	2023
Current expense	$459	$465
Deferred expense	311	376
Total expense	$770	$841
Current tax rate	12%	10%
Deferred tax rate	9%	8%
Effective income tax rate	21%	18%

For discussion on income taxes, see Note 6 in “Item 8. Financial Statements and Supplementary Data” of this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the time periods presented below.

	Year Ended December 31,
	2024	2023
Operating cash flow	$6,600	$6,544
Grayson Mill acquired cash	147	—
Capital expenditures	(3,645)	(3,883)
Acquisitions of property and equipment	(3,808)	(64)
Divestitures of property and equipment	24	26
Investment activity, net	(50)	(21)
Debt activity, net	2,747	(242)
Repurchases of common stock	(1,057)	(979)
Common stock dividends	(937)	(1,858)
Noncontrolling interest activity, net	1	(8)
Other	(51)	(94)
Net change in cash, cash equivalents and restricted cash	$(29)	$(579)
Cash, cash equivalents and restricted cash at end of period	$846	$875

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for dividends and share repurchases.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Year Ended December 31,
	2024	2023
Delaware Basin	$2,049	$2,257
Rockies	504	489
Eagle Ford	670	775
Anadarko Basin	225	196
Other	7	6
Total oil and gas	3,455	3,723
Midstream	101	81
Other	89	79
Total capital expenditures	$3,645	$3,883
Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for 2024 represent approximately 55% of our operating cash flow.

Acquisitions of Property and Equipment

During the third quarter of 2024, we acquired the Williston Basin business of Grayson Mill. The transaction consisted of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock. For additional information, please see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

Divestitures of Property and Equipment

During 2024 and 2023, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

Investment Activity

During 2024 and 2023, Devon received distributions from our investments of $68 million and $32 million, respectively. Devon contributed $118 million and $53 million to our investments during 2024 and 2023, respectively.

Debt Activity

In 2024, Devon issued $1.25 billion of 5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Additionally, in 2024, Devon borrowed $1.0 billion from the Term Loan. These debt issuances helped fund the Grayson Mill acquisition. During 2024, we repaid $472 million of senior notes at maturity.

During 2023, we repaid $242 million of senior notes at maturity.

Shareholder Distributions and Stock Activity

We repurchased 24.2 million shares of common stock for $1.1 billion in 2024 and 19.1 million shares of common stock for $979 million in 2023 under the share repurchase program authorized by our Board of Directors. For additional information, see Note 17 in “Item 8. Financial Statements and Supplementary Data” in this report.

The following table summarizes our common stock dividends in 2024 and 2023. Devon most recently raised its fixed dividend by 10% from $0.20 to $0.22 per share in the first quarter of 2024. In addition to the fixed quarterly dividend, we paid a variable dividend in the first, second and third quarters of 2024 and each quarter of 2023. For additional information, see Note 17 in “Item 8. Financial Statements and Supplementary Data” of this report.

	Fixed	Variable	Total	Rate Per Share
2024:
First quarter	$143	$156	$299	$0.44
Second quarter	138	85	223	$0.35
Third quarter	136	136	272	$0.44
Fourth quarter	143	—	143	$0.22
Total year-to-date	$560	$377	$937
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Third quarter	127	185	312	$0.49
Fourth quarter	127	361	488	$0.77
Total year-to-date	$515	$1,343	$1,858

Noncontrolling Interest Activity

During 2024 and 2023, we received $52 million and $37 million, respectively, of contributions from our noncontrolling interests in CDM. During 2024 and 2023, we distributed $51 million and $45 million, respectively, to our noncontrolling interests in CDM.

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

Historically, our primary sources of capital funding and liquidity have been our operating cash flow and cash on hand. Additionally, we maintain a commercial paper program, supported by our revolving line of credit, which can be accessed as needed to supplement operating cash flow and cash balances. If needed, we can also issue debt and equity securities, including through transactions under our shelf registration statement filed with the SEC. We estimate the combination of our sources of capital will continue to be adequate to fund our planned capital requirements, as discussed in this section, as well as execute our cash-return business model.

Operating Cash Flow

Key inputs into determining our planned capital investment is the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of 2024, we held approximately $850 million of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of December 31, 2024 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2025.

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

Credit Availability

We had approximately $3.0 billion of available borrowing capacity under our 2023 Senior Credit Facility at December 31, 2024. In the first quarter of 2024, Devon exercised its option to extend the 2023 Senior Credit Facility maturity date from March 24, 2028 to March 24, 2029. Devon has the option to extend the March 24, 2029 maturity date by two additional one-year periods subject to lender consent. The 2023 Senior Credit Facility supports our $3.0 billion of short-term credit under our commercial paper program. As of December 31, 2024, there were no borrowings under our commercial paper program. See Note 13 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of December 31, 2024, we were in compliance with this covenant with a 26.5% debt-to-capitalization ratio.

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

In February 2025, we raised our fixed dividend by 9%, to $0.24 per share, beginning in the first quarter of 2025. The dividend is payable in the first quarter of 2025 and is expected to total approximately $156 million.

Our Board of Directors has authorized a $5.0 billion share repurchase program that expires on June 30, 2026. Through February 14, 2025, we had executed $3.4 billion of the authorized program.

Capital Expenditures

Our 2025 capital expenditure budget is expected to be approximately $3.8 billion to $4.0 billion, which is approximately 7% higher than our 2024 capital expenditures primarily due to the Grayson Mill acquisition.

Contractual Obligations

As of December 31, 2024, our material contractual obligations include debt, interest expense, asset retirement obligations, lease obligations, operational agreements, drilling and facility obligations, various tax obligations and retained obligations related to our divested Canadian business. As discussed above, we estimate the combination of our sources of capital will continue to be adequate to fund our short- and long-term contractual obligations. See Notes 6, 13, 14, 15 and 18 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

Tax Contingencies

As we are regularly audited by tax authorities, we have and will continue to have our tax positions challenged. Certain tax authorities require material cash deposits be made to further dispute and respond to any of our challenged tax positions.

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

Purchase Accounting

Periodically, we acquire assets and assume liabilities in transactions accounted for as business combinations, such as the acquisition of the Williston Basin business of Grayson Mill. In connection with the acquisition, we allocated the $5.0 billion of purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the date of the acquisition. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the acquisition.

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

Estimated fair values ascribed to assets acquired can have a significant impact on future results of operations presented in our financial statements. A higher fair value ascribed to a property results in higher DD&A expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserve quantities, development costs and operating costs. In the event that future commodity prices or reserve quantities are lower than those used as inputs to determine estimates of acquisition date fair values, the likelihood increases that certain costs may be determined to not be recoverable.

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

Once a well is drilled, the determination that proved reserves have been discovered may take considerable time and requires both judgment and application of industry experience. Development wells are always capitalized. Costs associated with drilling an exploratory well are initially capitalized, or suspended, pending a determination as to whether proved reserves have been found. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs to determine whether the costs should continue to remain capitalized or shall be expensed. When making this determination, management considers current activities, near-term plans for additional exploratory or appraisal drilling and the likelihood of reaching a development program. If management determines future development activities and the determination of proved reserves are unlikely to occur, the associated suspended exploratory well costs are recorded as dry hole expense and reported in exploration expense in the consolidated statements of comprehensive earnings. Otherwise, the costs of exploratory wells remain capitalized. At December 31, 2024, all material suspended well costs have been suspended for less than one year.

Similar to the evaluation of suspended exploratory well costs, costs for undeveloped leasehold, for which reserves have not been proven, must also be evaluated for continued capitalization or impairment. At the end of each quarter, management assesses undeveloped leasehold costs for impairment by considering future drilling plans, drilling activity results, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. At December 31, 2024, Devon had approximately $1.9 billion of undeveloped leasehold costs. Of the remaining undeveloped leasehold costs at December 31, 2024, none is scheduled to expire in 2025.

Reserves

Our estimates of proved and proved developed reserves are a major component of DD&A calculations. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Our engineers prepare our reserve estimates. We then subject certain of our reserve estimates to audits performed by a third-party petroleum consulting firm. In 2024, 89% of our proved reserves were subjected to such an audit.

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

None of our oil and gas assets were at risk of impairment as of December 31, 2024.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during 2024 for Devon.

Non-GAAP Measures

Core Earnings

We make reference to “core earnings attributable to Devon” and “core earnings per share attributable to Devon” in “Overview of 2024 Results” in this Item 7 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our quarterly financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for 2024 relate to asset dispositions, noncash asset impairments (including unproved asset impairments), fair value changes in derivative financial instruments and restructuring and transaction costs.

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

Below are reconciliations of our core earnings and earnings per share to their comparable GAAP measures.

	Year Ended December 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2024:
Earnings attributable to Devon (GAAP)	$3,712	$2,942	$2,891	$4.56
Adjustments:
Asset dispositions	11	9	9	0.01
Asset and exploration impairments	5	4	4	0.01
Fair value changes in financial instruments	182	143	143	0.23
Restructuring and transaction costs	9	7	7	0.01
Core earnings attributable to Devon (Non-GAAP)	$3,919	$3,105	$3,054	$4.82
2023:
Earnings attributable to Devon (GAAP)	$4,623	$3,782	$3,747	$5.84
Adjustments:
Asset dispositions	(30)	(24)	(24)	(0.04)
Asset and exploration impairments	5	3	3	—
Deferred tax asset valuation allowance	—	(1)	(1)	—
Fair value changes in financial instruments	(74)	(58)	(58)	(0.09)
Core earnings attributable to Devon (Non-GAAP)	$4,524	$3,702	$3,667	$5.71
2022:
Earnings attributable to Devon (GAAP)	$7,775	$6,037	$6,015	$9.12
Adjustments:
Asset dispositions	(44)	(34)	(34)	(0.05)
Asset and exploration impairments	13	10	10	0.02
Deferred tax asset valuation allowance	—	17	17	0.03
Fair value changes in financial instruments	(690)	(532)	(532)	(0.81)
Core earnings attributable to Devon (Non-GAAP)	$7,054	$5,498	$5,476	$8.31

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

We exclude financing costs from EBITDAX to assess our operating results without regard to our financing methods or capital structure. Exploration expenses and asset disposition gains and losses are excluded from EBITDAX because they generally are not indicators of operating efficiency for a given reporting period. DD&A and impairments are excluded from EBITDAX because capital expenditures are evaluated at the time capital costs are incurred. We exclude share-based compensation, valuation changes, accretion on discounted liabilities and other items from EBITDAX because they are not considered a measure of asset operating performance.

We believe EBITDAX and Field-Level Cash Margin provide information useful in assessing our operating and financial performance across periods. EBITDAX and Field-Level Cash Margin as defined by Devon may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net earnings from operations.

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Year Ended December 31,
	2024	2023	2022
Net earnings (GAAP)	$2,942	$3,782	$6,037
Financing costs, net	363	308	309
Income tax expense	770	841	1,738
Exploration expenses	28	20	29
Depreciation, depletion and amortization	3,255	2,554	2,223
Asset dispositions	11	(30)	(44)
Share-based compensation	98	92	87
Derivative and financial instrument non-cash valuation changes	176	(71)	(698)
Accretion on discounted liabilities and other	96	38	(95)
EBITDAX (Non-GAAP)	7,739	7,534	9,586
Marketing and midstream revenues and expenses, net	49	60	35
Commodity derivative cash settlements	(197)	(47)	1,356
General and administrative expenses, cash-based	402	316	308
Field-level cash margin (Non-GAAP)	$7,993	$7,863	$11,285

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

Commodity Price Risk

Our major market risk exposure is the pricing applicable to our oil, gas and NGL production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our gas and NGL production. Pricing for oil and gas production has been volatile and unpredictable as discussed in “Item 1A. Risk Factors” of this report. Consequently, we systematically hedge a portion of our production through various financial transactions. The key terms to our oil and gas derivative financial instruments as of December 31, 2024 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At December 31, 2024, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $300 million.

Interest Rate Risk

At December 31, 2024, we had total debt of $8.9 billion. $7.9 billion of this debt was comprised of debentures and notes that have fixed interest rates which average 5.7%. We also have a $1.0 billion Term Loan which has a variable interest rate that is adjusted monthly. The interest rate on the Term Loan was 5.81% at December 31, 2024.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Devon Energy Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Grayson Mill during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Grayson Mill’s internal control over financial reporting associated with total assets of $5.6 billion and total revenues of $687 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Grayson Mill.

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

Estimate of proved oil and gas reserves used in the depletion of proved oil and gas properties

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company calculates depletion for its proved oil and gas properties subject to amortization using a units-of-production method. The rates used to deplete the balance of oil and gas properties subject to amortization are set using the estimate of proved oil and gas reserves by common operating field. Under the units-of-production method, a rate is set annually using the beginning of year balance of oil and gas properties subject to amortization and estimated proved oil and gas reserves for each common operating field. That rate is then applied to production throughout the year to determine the amount of depletion expense to be recorded by common operating field. The Company also periodically evaluates whether changes in the estimated proved oil and gas reserves for each common operating field have occurred that would require a change in the rate of depletion to be applied to the production realized. The Company’s internal reservoir engineers estimate proved oil and gas reserves, and the Company engages external reservoir engineers to perform an independent evaluation of a portion of the estimates of proved oil and gas reserves. The company recorded depletion expense of $3.3 billion for the year ended December 31, 2024.

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

Houston, Texas

February 19, 2025

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2024	2023	2022
	(Millions, except per share amounts)
Oil, gas and NGL sales	$11,176	$10,791	$14,082
Oil, gas and NGL derivatives	21	118	(658)
Marketing and midstream revenues	4,743	4,349	5,745
Total revenues	15,940	15,258	19,169
Production expenses	3,183	2,928	2,797
Exploration expenses	28	20	29
Marketing and midstream expenses	4,792	4,409	5,780
Depreciation, depletion and amortization	3,255	2,554	2,223
Asset dispositions	11	(30)	(44)
General and administrative expenses	500	408	395
Financing costs, net	363	308	309
Other, net	96	38	(95)
Total expenses	12,228	10,635	11,394
Earnings before income taxes	3,712	4,623	7,775
Income tax expense	770	841	1,738
Net earnings	2,942	3,782	6,037
Net earnings attributable to noncontrolling interests	51	35	22
Net earnings attributable to Devon	$2,891	$3,747	$6,015
Net earnings per share:
Basic net earnings per share	$4.58	$5.86	$9.15
Diluted net earnings per share	$4.56	$5.84	$9.12
Comprehensive earnings (loss):
Net earnings	$2,942	$3,782	$6,037
Other comprehensive earnings (loss), net of tax:
Pension and postretirement plans	2	(8)	16
Other comprehensive earnings (loss), net of tax	2	(8)	16
Comprehensive earnings:	2,944	3,774	6,053
Comprehensive earnings attributable to noncontrolling interests	51	35	22
Comprehensive earnings attributable to Devon	$2,893	$3,739	$6,031

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$846	$875
Accounts receivable	1,972	1,573
Inventory	294	249
Other current assets	315	460
Total current assets	3,427	3,157
Oil and gas property and equipment, based on successful efforts accounting, net	23,198	17,825
Other property and equipment, net ($178 million and $136 million related to CDM in 2024 and 2023, respectively)	1,813	1,503
Total property and equipment, net	25,011	19,328
Goodwill	753	753
Right-of-use assets	303	267
Investments	727	666
Other long-term assets	268	319
Total assets	$30,489	$24,490
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$806	$760
Revenues and royalties payable	1,432	1,222
Short-term debt	485	483
Other current liabilities	586	484
Total current liabilities	3,309	2,949
Long-term debt	8,398	5,672
Lease liabilities	320	295
Asset retirement obligations	770	643
Other long-term liabilities	840	876
Deferred income taxes	2,148	1,838
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 651 million and 636 million shares in 2024 and 2023, respectively	65	64
Additional paid-in capital	6,387	5,939
Retained earnings	8,166	6,195
Accumulated other comprehensive loss	(122)	(124)
Treasury stock, at cost, 0.3 million shares in 2023	—	(13)
Total stockholders’ equity attributable to Devon	14,496	12,061
Noncontrolling interests	208	156
Total equity	14,704	12,217
Total liabilities and equity	$30,489	$24,490

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net earnings	$2,942	$3,782	$6,037
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	3,255	2,554	2,223
Leasehold impairments	5	5	12
Accretion (amortization) of liabilities	8	(16)	(31)
Total (gains) losses on commodity derivatives	(21)	(118)	658
Cash settlements on commodity derivatives	197	47	(1,356)
(Gains) losses on asset dispositions	11	(30)	(44)
Deferred income tax expense	311	376	1,179
Share-based compensation	99	93	88
Other	10	(5)	(10)
Changes in assets and liabilities, net	(217)	(144)	(226)
Net cash from operating activities	6,600	6,544	8,530
Cash flows from investing activities:
Capital expenditures	(3,645)	(3,883)	(2,542)
Acquisitions of property and equipment	(3,808)	(64)	(2,583)
Divestitures of property and equipment	24	26	39
Grayson Mill acquired cash	147	—	—
Distributions from investments	68	32	39
Contributions to investments and other	(118)	(53)	(76)
Net cash from investing activities	(7,332)	(3,942)	(5,123)
Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	3,219	—	—
Repayments of long-term debt	(472)	(242)	—
Repurchases of common stock	(1,057)	(979)	(718)
Dividends paid on common stock	(937)	(1,858)	(3,379)
Contributions from noncontrolling interests	52	37	—
Distributions to noncontrolling interests	(51)	(45)	(30)
Shares exchanged for tax withholdings and other	(48)	(97)	(86)
Net cash from financing activities	706	(3,184)	(4,213)
Effect of exchange rate changes on cash	(3)	3	(11)
Net change in cash, cash equivalents and restricted cash	(29)	(579)	(817)
Cash, cash equivalents and restricted cash at beginning of period	875	1,454	2,271
Cash, cash equivalents and restricted cash at end of period	$846	$875	$1,454

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$811	$853	$1,314
Restricted cash	35	22	140
Total cash, cash equivalents and restricted cash	$846	$875	$1,454

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity

Balance as of December 31, 2021	663	$66	$7,636	$1,692	$(132)	$—	$137	$9,399
Net earnings	—	—	—	6,015	—	—	22	6,037
Other comprehensive earnings, net of tax	—	—	—	—	16	—	—	16
Restricted stock grants, net of cancellations	2	1	3	—	—	—	—	4
Common stock repurchased	—	—	—	—	—	(808)	—	(808)
Common stock retired	(13)	(2)	(806)	—	—	808	—	—
Common stock dividends	—	—	—	(3,410)	—	—	—	(3,410)
Share-based compensation	1	—	88	—	—	—	—	88
Distributions to noncontrolling interests	—	—	—	—	—	—	(30)	(30)
Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	3,747	—	—	35	3,782
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	—	(8)
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(8)	—	—	(1,081)	—	(1,089)
Common stock retired	(20)	(1)	(1,067)	—	—	1,068	—	—
Common stock dividends	—	—	—	(1,849)	—	—	—	(1,849)
Share-based compensation	1	—	93	—	—	—	—	93
Contributions from noncontrolling interests	—	—	—	—	—	—	37	37
Distributions to noncontrolling interests	—	—	—	—	—	—	(45)	(45)
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217
Net earnings	—	—	—	2,891	—	—	51	2,942
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(1,092)	—	(1,092)
Common stock retired	(25)	(2)	(1,103)	—	—	1,105	—	—
Common stock dividends	—	—	—	(920)	—	—	—	(920)
Common stock issued	37	3	1,452	—	—	—	—	1,455
Share-based compensation	1	—	99	—	—	—	—	99
Contributions from noncontrolling interests	—	—	—	—	—	—	52	52
Distributions to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Balance as of December 31, 2024	651	$65	$6,387	$8,166	$(122)	$—	$208	$14,704

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

Devon, through its controlling interest in CDM, has the power to direct the activities that significantly affect the economic performance of CDM and the obligation to absorb losses or the right to receive benefits that could be significant to CDM; therefore, Devon is considered the primary beneficiary and consolidates CDM. CDM maintains its own capital structure that is separate from Devon. During 2024, 2023 and 2022, QLCP distributions from CDM were approximately $51 million, $45 million and $30 million, respectively. During 2024 and 2023 QLCP contributions to CDM were approximately $52 million and $37 million, respectively.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under Devon’s contracts, each unit of product typically represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered material as of December 31, 2024. Devon’s product sales and marketing contracts do not give rise to contract assets.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good.

	Year Ended December 31,
	2024	2023	2022
Oil	$9,368	$8,879	$10,281
Gas	398	703	1,948
NGL	1,410	1,209	1,853
Oil, gas and NGL sales	11,176	10,791	14,082

Oil	3,405	3,018	3,305
Gas	517	572	1,163
NGL	821	759	1,277
Marketing and midstream revenues	4,743	4,349	5,745
Total revenues from contracts with customers	$15,919	$15,140	$19,827

Customers

For the year ended December 31, 2024, no customer accounted for more than 10% of Devon's sales revenue. For the year ended December 31, 2023, sales to two customers accounted for approximately 14% and 10% of Devon's sales revenue. For the year ended December 31, 2022, sales to one customer accounted for approximately 15% of Devon's sales revenue.

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

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These instruments are used to manage the inherent uncertainty of future revenues resulting from commodity price volatility. Devon’s derivative financial instruments typically include financial price swaps, basis swaps and costless price collars. Under the terms of the price swaps, Devon receives a fixed price for its production and pays a variable market price to the contract counterparty. For the basis swaps, Devon receives a fixed differential between two regional index prices and pays a variable differential on the same two index prices to the contract counterparty. For price collars, Devon primarily utilizes two-way price collars. The two-way price collars set a floor and ceiling price for the hedged production. If the applicable monthly price indices

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are outside of the ranges set by the floor and ceiling prices in the various collars, Devon will cash-settle the difference with the counterparty.

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the balance sheet. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the balance sheet. Changes in the fair value of these derivative financial instruments are recorded in earnings unless specific hedge accounting criteria are met. For derivative financial instruments held during the three-year period ended December 31, 2024, Devon chose not to meet the necessary criteria to qualify its derivative financial instruments for hedge accounting treatment. Cash settlements with counterparties on Devon’s derivative financial instruments are also recorded in earnings.

By using derivative financial instruments to hedge exposures to changes in commodity prices, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally require cash collateral to be posted if either its or the counterparty’s credit rating falls below certain credit rating levels. As of December 31, 2024, Devon held no cash collateral of its counterparties nor posted collateral to its counterparties.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Leases

Devon establishes right-of-use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets primarily relate to real estate. Certain of Devon’s lease agreements include variable payments based on usage or rental payments adjusted periodically for inflation.

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

Devon performed impairment tests of goodwill in the fourth quarters of 2024, 2023 and 2022. No impairment was required as a result of the annual tests in these time periods.

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

Recently Adopted Accounting Standards

Beginning in this Annual Report on Form 10-K, Devon adopted ASU 2023-07, Improvements to Reportable Segments Disclosures. Under this ASU, the scope and frequency of segment disclosures has increased to provide investors with additional detail about information utilized by an entity's "Chief Operating Decision Maker." See Note 20 for Devon's disclosure.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU will result in additional disclosures for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. This ASU will result in additional disclosures for Devon beginning with our 2025 annual reporting and interim periods beginning in 2026.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. This ASU is effective for Devon beginning with its 2027 annual reporting and interim periods beginning in 2028. Devon is evaluating the impact this ASU will have on the disclosures that accompany its consolidated financial statements.

2.
Acquisitions and Divestitures

Grayson Mill Acquisition

On September 27, 2024, Devon completed its acquisition of the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion, consisting of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock, including purchase price adjustments. Devon funded the cash portion of the purchase price through cash on hand and debt financing. For additional information regarding the debt financing, see Note 13.

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

Purchase
Price Allocation
as of December 31, 2024
Consideration:
Devon common stock issued	37.3
Devon closing price on September 27, 2024	$38.96
Total common equity consideration	$1,455
Cash consideration	3,567
Total consideration	$5,022
Assets acquired:
Cash, cash equivalents and restricted cash	$147
Accounts receivable	219
Inventory	44
Other current assets	9
Proved oil and gas property and equipment	3,056
Unproved oil and gas property and equipment	1,771
Other property and equipment, net	210
Right-of-use assets	29
Total assets acquired	$5,485
Liabilities assumed:
Accounts payable	$145
Revenue and royalties payable	209
Other current liabilities	16
Asset retirement obligations	75
Lease liabilities	18
Total liabilities assumed	463
Net assets acquired	$5,022

Grayson Mill Revenues and Earnings

From the date of the acquisition through December 31, 2024, revenues and net earnings included in Devon's consolidated statements of comprehensive earnings associated with these assets totaled $687 million and $122 million, respectively.

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

	Year Ended December 31,
	2024	2023
	(Unaudited)
Total revenues	$17,930	$17,483
Net earnings	$3,166	$4,083

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions

Subsequent to December 31, 2024, Devon and its partner, BPX Energy, have agreed to dissolve their partnership and divide their acreage in the Eagle Ford Blackhawk field located in Texas’ DeWitt County. The exchange is expected to close at the beginning of the second quarter of 2025.

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

Contingent Earnout Payments

Devon was entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021 and had a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first quarter of 2025, $20 million in the first quarter of 2024 and $65 million in the first quarter of 2023. The value of the final contingent earnout payment included within other current assets in the December 31, 2024 consolidated balance sheet was $20 million.

Devon also received $4 million in contingent earnout payments in the first quarter of 2023 and 2022 related to the sale of non-core assets in the Rockies which occurred in 2021.

3.
Derivative Financial Instruments

Commodity Derivatives

As of December 31, 2024, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q1-Q4 2025	12,468	$71.86	83,025	$66.77	$74.87

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q1-Q4 2025	8,000	$51.25	$65.00	$77.11

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q1-Q4 2025	Midland Sweet	63,000	$1.00
Q1-Q4 2026	Midland Sweet	20,000	$1.20

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2024, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q1-Q4 2025	298,071	$3.30	145,137	$3.00	$3.68
Q1-Q4 2026	215,000	$3.71	120,000	$3.19	$4.43

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q1-Q4 2025	Houston Ship Channel	230,000	$(0.35)
Q1-Q4 2025	WAHA	110,000	$(1.11)
Q1-Q4 2026	Houston Ship Channel	50,000	$(0.29)
Q1-Q4 2026	WAHA	20,000	$(1.30)

As of December 31, 2024, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q1-Q4 2025	Natural Gasoline	3,000	$63.35
Q1-Q4 2025	Normal Butane	323	$39.90
Q1-Q4 2025	Propane	3,000	$32.29

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The table below presents a summary of these positions as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$78	$(23)	$55	$213	$(5)	$208	Other current assets
Long-term derivative asset	5	(4)	1	—	—	—	Other long-term assets
Short-term derivative liability	(37)	23	(14)	(7)	5	(2)	Other current liabilities
Long-term derivative liability	(23)	4	(19)	(7)	—	(7)	Other long-term liabilities
Total derivative asset	$23	$—	$23	$199	$—	$199

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

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Year Ended December 31,
	2024	2023	2022
G&A	$98	$92	$87
Exploration expenses	1	1	1
Total	$99	$93	$88

Related income tax benefit	$25	$34	$34

The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plans.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/23	4,033	$42.10	1,547		$43.25
Granted	1,997	$42.34	858	(1)	$40.41
Vested	(1,812)	$34.88	(1,226)		$18.08
Forfeited	(111)	$45.69	—		$—
Unvested at 12/31/24	4,107	$45.31	1,179	(2)	$67.38

(1)
These grants also include the impact of performance share units granted in prior year that vested higher than 100% target due to Devon's TSR performance compared to applicable peers.
(2)
A maximum of 2.4 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the aggregate fair value of awards and units that vested during the indicated period.

	2024	2023	2022
Restricted Stock Awards and Units	$82	$172	$180
Performance Share Units	$52	$66	$62

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of December 31, 2024.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$102	$19
Weighted average period for recognition (years)	2.5	1.7

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

Performance Share Units

Performance share units are granted to certain members of Devon’s management and employees. Each unit that vests entitles the recipient to one share of Devon common stock. The vesting of these units is based on comparing Devon’s TSR to the TSR of a predetermined group of peer companies and certain indices over the specified three-year performance period. Subject to certain limits, the vesting of units may be between zero and 200% of the units granted depending on Devon’s TSR as compared to the peer group as of the end of the performance period.

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

	2024	2023	2022
Grant-date fair value	$56.99	$81.70	$68.68
Risk-free interest rate	4.28%	4.15%	1.81%
Volatility factor	46.03%	61.43%	70.1%
Contractual term (years)	2.89	2.89	2.89

5.
Other, Net

The following table summarizes Devon’s other expenses (income) presented in the accompanying consolidated comprehensive statements of earnings.

	Year Ended December 31,
	2024	2023	2022
Estimated future obligation under a performance guarantee	$(28)	$—	$(144)
Asset retirement obligation accretion	39	29	25
Restructuring & transaction costs	9	—	—
Other	76	9	24
Total	$96	$38	$(95)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Devon has guaranteed performance through 2026 for a minimum volume commitment associated with assets divested in 2018. Due to improved commodity prices, market conditions, and performance by the purchaser of the assets, the purchaser was able to fully satisfy the performance obligation due in 2024, 2023 and 2022, as well as reimburse Devon for shortfall payments previously made on the purchasers’ behalf in 2021 and 2020. Additionally, at March 31, 2024 and March 31, 2022, Devon reduced the estimated future exposure of the performance guarantee resulting in a $28 million and $144 million benefit, respectively.

Other is primarily comprised of accrued liabilities related to various royalty matters.

6.
Income Taxes

Income Tax Expense

The following table presents Devon’s income tax components.

	Year Ended December 31,
	2024	2023	2022
Current income tax expense (benefit):
U.S. federal	$427	$441	$501
Various states	32	27	65
Canada	—	(3)	(7)
Total current income tax expense	459	465	559
Deferred income tax expense:
U.S. federal	267	365	1,090
Various states	44	11	82
Canada	—	—	7
Total deferred income tax expense	311	376	1,179
Total income tax expense	$770	$841	$1,738

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as a result of the following:

	Year Ended December 31,
	2024	2023	2022
Earnings before income taxes	$3,712	$4,623	$7,775

U.S. statutory income tax rate	21%	21%	21%
State income taxes	2%	1%	1%
Income tax credits	(2%)	(3%)	—
Other	—	(1%)	—
Effective income tax rate	21%	18%	22%

In 2024 and 2023, Devon recognized income tax credits associated with its qualified research activities.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Tax Assets and Liabilities

The following table presents the tax effects of temporary differences that gave rise to Devon’s deferred tax assets and liabilities.

	December 31,
	2024	2023
Deferred tax assets:
Capital loss carryforwards	$497	$542
Net operating loss carryforwards	428	447
Accrued liabilities	191	194
Asset retirement obligation	181	148
Other, including tax credits	28	25
Total deferred tax assets before valuation allowance	1,325	1,356
Less: valuation allowance	(794)	(826)
Net deferred tax assets	531	530
Deferred tax liabilities:
Property and equipment	(2,669)	(2,304)
Fair value of derivative financial instruments	(6)	(50)
Other	(4)	(14)
Total deferred tax liabilities	(2,679)	(2,368)
Net deferred tax liability	$(2,148)	$(1,838)

At December 31, 2024, Devon has recognized $428 million of deferred tax assets related to various net operating loss carryforwards available to offset future taxable income. Devon has $107 million of U.S. federal net operating loss carryforwards, of which $60 million expires between 2035 and 2036, and $47 million does not expire. Devon has $8 million of Canadian net operating loss carryforwards, all of which are covered by a valuation allowance. Devon also has $313 million of state net operating loss carryforwards, with $149 million expiring between 2025 and 2040, $164 million with no expiration, and $281 million of which are covered by a valuation allowance.

Devon’s remaining $107 million U.S. federal net operating losses were acquired through the merger with WPX. These net operating losses are subject to limitation pursuant to Section 382 of the Internal Revenue Code of 1986, which relates to limitations upon the 50% or greater change of ownership of an entity during any three-year period. The Company anticipates utilizing these net operating losses prior to their expiration.

Devon's remaining Canadian deferred tax assets of $505 million, primarily made up of $489 million of capital losses, are fully covered by a valuation allowance.

Unrecognized Tax Benefits

The following table presents changes in Devon’s unrecognized tax benefits.

	December 31,
	2024	2023
	(Millions)
Balance at beginning of year	$83	$73
Tax positions taken in prior periods	22	10
Balance at end of year	$105	$83

Devon's unrecognized tax benefit balance at December 31, 2024 and 2023 included $12 million and $4 million, respectively, of interest. At December 31, 2024 and 2023, there were $105 million and $83 million, respectively, of current unrecognized tax benefits that if recognized would affect the annual effective tax rate.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities.

Jurisdiction	Tax Years Open
U.S. federal	2018-2024
Various U.S. states	2020-2024
Canada	2006-2024

Certain statute of limitation expirations are scheduled to occur in the next twelve months. Devon is currently in various stages of the audit and administrative review process for certain open tax years.

7.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Year Ended December 31,
	2024	2023	2022
Net earnings available to common shareholders - basic and diluted	$2,891	$3,747	$5,958
Common shares:
Average common shares outstanding - basic	632	639	651
Dilutive effect of potential common shares issuable	2	3	2
Average common shares outstanding - diluted	634	642	653
Net earnings per share available to common shareholders:
Basic	$4.58	$5.86	$9.15
Diluted	$4.56	$5.84	$9.12

8.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Year Ended December 31,
	2024	2023	2022
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(124)	$(116)	$(132)
Net actuarial gain (loss) and prior service cost arising in current year	(3)	(15)	15
Recognition of net actuarial loss and prior service cost in earnings (1)	6	5	6
Income tax benefit (expense)	(1)	2	(5)
Accumulated other comprehensive loss, net of tax	$(122)	$(124)	$(116)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings. See Note 16 for additional details.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.
Supplemental Information to Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Changes in assets and liabilities, net:
Accounts receivable	$(170)	$191	$(142)
Other current assets	(46)	95	(119)
Other long-term assets	12	(36)	90
Accounts payable and revenues and royalties payable	(32)	(335)	152
Other current liabilities	26	(50)	(97)
Other long-term liabilities	(7)	(9)	(110)
Total	$(217)	$(144)	$(226)
Supplementary cash flow data:
Interest paid	$366	$378	$370
Income taxes paid	$480	$400	$438

As of December 31, 2024, Devon had approximately $340 million of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets. As of December 31, 2023 (pre-Grayson Mill acquisition), Devon had approximately $350 million of accrued capital expenditures in total property and equipment, net and accounts payable on the consolidated balance sheets. As of September 27, 2024 (date of Grayson Mill acquisition closing), Devon assumed approximately $50 million of accrued capital expenditures included in accounts payable.

Devon's non-cash investing activities for 2023 included approximately $150 million of contributions of other property and equipment for the formation of the Water JV.

10.
Accounts Receivable

Components of accounts receivable include the following:

	December 31, 2024	December 31, 2023
Oil, gas and NGL sales	$1,130	$965
Joint interest billings	341	251
Marketing and midstream revenues	465	342
Other	42	22
Gross accounts receivable	1,978	1,580
Allowance for doubtful accounts	(6)	(7)
Net accounts receivable	$1,972	$1,573

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.
Property, Plant and Equipment

Capitalized Costs

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	December 31, 2024	December 31, 2023
Property and equipment:
Proved	$53,647	$46,659
Unproved and properties under development	2,814	1,279
Total oil and gas	56,461	47,938
Less accumulated DD&A	(33,263)	(30,113)
Oil and gas property and equipment, net	23,198	17,825
Other property and equipment	2,671	2,289
Less accumulated DD&A	(858)	(786)
Other property and equipment, net (1)	1,813	1,503
Property and equipment, net	$25,011	$19,328

(1)
$178 million and $136 million related to CDM in 2024 and 2023, respectively.

Suspended Exploratory Well Costs

The following summarizes the changes in suspended exploratory well costs for the three years ended December 31, 2024.

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$136	$126	$66
Additions pending determination of proved reserves	674	522	462
Charges to exploration expense	(1)	(1)	(1)
Reclassifications to proved properties	(516)	(511)	(401)
Ending balance	$293	$136	$126

Devon had no projects with material suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling as of December 31, 2024, 2023 and 2022.

12.
Investments

Devon has an interest in Catalyst, which is a joint venture with an affiliate of Howard Energy Partners, LLC (“HEP”) and certain other investors, to develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the arrangement, Devon and a holding company owned by the other joint venture investors each have a 50% voting interest in the joint venture legal entity, and HEP serves as the operator. Through 2038, Devon’s production from 50,000 net acres in the Stateline area of the Delaware Basin has been dedicated to Catalyst subject to fixed-fee oil gathering and natural gas processing agreements. Devon accounts for the investment in Catalyst as an equity method investment. Devon's investment in Catalyst is shown within investments on the consolidated balance sheets, and Devon's share of Catalyst earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

In 2023, Devon made an investment in the Water JV, a joint venture entity formed with an affiliate of WaterBridge NDB LLC (“WaterBridge”), for the purpose of providing increased capacity and flexibility in disposing of produced water in the Delaware Basin and Eagle Ford. Under terms of the arrangement, Devon contributed water infrastructure assets and committed to a water gathering and disposal dedication to the Water JV through 2038, in exchange for a 30% voting interest in the joint venture legal entity. WaterBridge contributed water infrastructure assets to the Water JV, in exchange for a 70% voting interest in the joint venture legal entity and is serving as the operator. In 2023, Devon recognized a $64 million gain in asset dispositions in the consolidated statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of comprehensive earnings, which represented the excess of the estimated fair value of Devon's interest in the Water JV over the carrying value of the water infrastructure assets Devon contributed to the Water JV. Devon accounts for the investment in the Water JV as an equity method investment. Devon's investment in the Water JV is shown within investments on the consolidated balance sheets, and Devon's share of the Water JV earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

In 2024, Devon invested approximately $117 million in Fervo, a company that generates energy from geothermal wells. The investment allows Devon to exercise significant influence over Fervo, and the investment is accounted for under the equity method of accounting. Devon's investment in Fervo is shown within investments on the consolidated balance sheets, and Devon's share of Fervo earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

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

		Carrying Amount
Investments	% Interest	December 31, 2024	December 31, 2023
Catalyst	50%	$273	$311
Water JV	30%	216	216
Fervo	17%	115	—
Matterhorn	12.5%	69	90
Other	Various	54	49
Total		$727	$666

As of December 31, 2024, Devon's investments in equity investees exceeded the underlying equity in net assets by approximately $200 million. The basis differences primarily relate from intangible assets associated with Devon's acreage dedication to Catalyst and the Water JV, which are being amortized over their remaining terms of 13 years.

Devon's investments provided certain gathering, processing and marketing services to Devon in the ordinary course of business. The impact from these services on Devon’s consolidated statements of comprehensive earnings and consolidated balance sheets for the years ended and as of December 31, 2024 and 2023, respectively, relate primarily to Catalyst and are summarized below.

	Year ended December 31,
	2024	2023	2022
Oil, gas and NGL sales	$284	$213	$405
Production expenses	$131	$93	$55
Accounts receivable	$18	$11	$14

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes, debentures and Term Loan reflected below are senior, unsecured obligations of Devon unless otherwise noted in the table below.

	December 31, 2024	December 31, 2023
5.25% due September 15, 2024 (1)	$—	$472
5.85% due December 15, 2025	485	485
7.50% due September 15, 2027 (2)	73	73
5.25% due October 15, 2027 (1)	390	390
5.875% due June 15, 2028 (1)	325	325
4.50% due January 15, 2030 (1)	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.20% due September 15, 2034	1,250	—
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	—
Term Loan due September 25, 2026	1,000	—
Net premium on debentures and notes	37	64
Debt issuance costs	(53)	(30)
Total debt	$8,883	$6,155
Less amount classified as short-term debt	485	483
Total long-term debt	$8,398	$5,672

(1)
These instruments were assumed by Devon in January 2021 in conjunction with the merger with WPX. Approximately $27 million of these instruments remain the unsecured and unsubordinated obligation of WPX, a wholly-owned subsidiary of Devon.
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

Debt maturities as of December 31, 2024, excluding debt issuance costs, premiums and discounts, are as follows:

Total
2025	$485
2026	1,000
2027	463
2028	325
2029	—
Thereafter	6,626
Total	$8,899

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

Credit Lines

In 2023, Devon amended and restated its 2018 Senior Credit Facility to provide for a new $3.0 billion revolving 2023 Senior Credit Facility. In the first quarter of 2024, Devon exercised its option to extend the 2023 Senior Credit Facility maturity date from March 24, 2028 to March 24, 2029. Devon has the option to extend the March 24, 2029 maturity date by two additional one-year periods subject to lender consent. As of December 31, 2024, Devon had no outstanding borrowings under the 2023 Senior Credit Facility and had issued $4 million in outstanding letters of credit under this facility. Interest rates on borrowings under the 2023 Senior Credit Facility are determined based on the applicable loan type elected by Devon and a pricing grid set forth in the credit agreement and vary according to the credit ratings of the Company. The 2023 Senior Credit Facility currently provides for an annual facility fee of approximately $5 million.

The 2023 Senior Credit Facility contains only one material financial covenant. This covenant requires Devon's ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of December 31, 2024, Devon was in compliance with this covenant with a debt-to capitalization ratio of 26.5%.

Commercial Paper

Devon’s 2023 Senior Credit Facility supports its $3.0 billion of short-term credit under its commercial paper program. Commercial paper debt generally has a maturity of between 1 and 90 days, although it can have a maturity of up to 365 days, and bears interest at rates agreed to at the time of the borrowing. As of December 31, 2024, Devon had no outstanding commercial paper borrowings.

Term Loan Credit Agreement

In August 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. In connection with the borrowing of the Term Loan, the undrawn commitments under the Term Loan Credit Agreement automatically terminated. The Term Loan bears interest at a rate based on term SOFR plus a spread adjustment that varies based on Devon's credit ratings. The interest rate on the Term Loan was 5.81% as of December 31, 2024.

The Term Loan Credit Agreement contains substantially the same financial covenant as the 2023 Senior Credit Facility. As of December 31, 2024, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 26.5%.

Issuance of Senior Notes

In August 2024, Devon issued $1.25 billion of 5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Devon used the net proceeds to partially fund the Grayson Mill acquisition. For additional information, see Note 2.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Retirement of Senior Notes

On September 15, 2024 and August 1, 2023, Devon repaid the $472 million of 5.25% senior notes and $242 million of 8.25% senior notes at maturity, respectively.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Year Ended December 31,
	2024	2023	2022
Net financing costs:
Interest based on debt outstanding	$401	$369	$370
Interest income	(62)	(55)	(38)
Other	24	(6)	(23)
Total net financing costs	$363	$308	$309

14.
Leases

Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets primarily relate to real estate. Certain of Devon’s lease agreements include variable payments based on usage or rental payments adjusted periodically for inflation. Devon’s financing lease arrangement contains various covenants, including covenants similar to the 2023 Senior Credit Facility.

On February 14, 2025, Devon’s Board of Directors approved an early extinguishment of an approximately $300 million real estate finance lease included in the table below for a cash payment of approximately $275 million. This extinguishment and acquisition of the associated real estate is expected to occur in the first quarter of 2025. In conjunction with extinguishing the lease, Devon expects to sell the associated real estate and considers the related real estate assets held for sale as of February 14, 2025. In the first quarter of 2025, Devon expects to recognize a non-cash loss of approximately $160 million, consisting of an asset impairment of approximately $185 million partially offset by an approximately $25 million gain on early lease extinguishment. Upon lease extinguishment and sale of the associated real estate and related sales proceeds received, Devon's annual net financing costs and DD&A will be reduced by approximately $18 million and $11 million, respectively.

The following table presents Devon’s right-of-use assets and lease liabilities.

	December 31, 2024			December 31, 2023
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$248	$55	$303	$246	$21	$267
Lease liabilities:
Current lease liabilities (1)	$25	$28	$53	$21	$12	$33
Long-term lease liabilities	293	27	320	286	9	295
Total lease liabilities (2)	$318	$55	$373	$307	$21	$328

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of December 31, 2024 and are therefore excluded from the amounts shown above.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents Devon’s total lease cost.

		Year Ended December 31,
		2024	2023	2022
Operating lease cost	Property and equipment; LOE; G&A	$28	$13	$22
Short-term lease cost (1)	Property and equipment; LOE; G&A	234	193	140
Financing lease cost:
Amortization of right-of-use assets	DD&A	11	9	8
Interest on lease liabilities	Net financing costs	19	15	11
Variable lease cost	G&A	—	5	—
Lease income	G&A	(10)	(10)	(8)
Net lease cost		$282	$225	$173

(1)
Short-term lease cost excludes leases with terms of one month or less.

The following table presents Devon’s additional lease information.

	Year Ended December 31,
	2024		2023
	Finance	Operating	Finance	Operating
Cash outflows for lease liabilities:
Operating cash flows	$22	$27	$15	$13
Investing cash flows	$—	$1	$—	$1
Right-of-use assets obtained in exchange for new lease liabilities	$14	$59	$—	$13
Weighted average remaining lease term (years)	8.2	2.1	9.4	2.2
Weighted average discount rate	6.2%	5.3%	6.1%	4.9%

The following table presents Devon’s maturity analysis as of December 31, 2024 for leases expiring in each of the next 5 years and thereafter.

	Finance	Operating	Total
2025	$25	$30	$55
2026	25	24	49
2027	25	4	29
2028	24	—	24
2029	22	—	22
Thereafter(1)	349	—	349
Total lease payments	470	58	528
Less: interest	(152)	(3)	(155)
Present value of lease liabilities	$318	$55	$373

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Devon rents or subleases certain real estate to third parties. The following table presents Devon’s expected lease income as of December 31, 2024 for each of the next 5 years and thereafter.

Operating
Lease Income
2025	$14
2026	15
2027	16
2028	16
2029	15
Thereafter	67
Total	$143

15.
Asset Retirement Obligations

The following table presents the changes in asset retirement obligations.

	Year Ended December 31,
	2024	2023
Asset retirement obligations as of beginning of period	$665	$529
Assumed Grayson Mill obligations	75	—
Liabilities incurred	30	110
Liabilities settled and divested	(37)	(30)
Revision of estimated obligation	35	27
Accretion expense on discounted obligation	39	29
Asset retirement obligations as of end of period	807	665
Less current portion	37	22
Asset retirement obligations, long-term	$770	$643

Devon increased its asset retirement obligations during 2024 by approximately $35 million primarily due to changes in current cost estimates and future retirement dates for its oil and gas assets.

During 2023, Devon recorded a potential obligation to decommission two California offshore oil and gas production platforms and related facilities pursuant to an order of the Department of the Interior, Bureau of Safety and Environmental Enforcement. During this same time period, Devon also increased its asset retirement obligations by approximately $27 million primarily due to inflation-driven increases in cost estimates.

16.
Retirement Plans

Defined Contribution Plans

Devon sponsors defined contribution plans covering its employees. Such plans include its 401(k) plan and enhanced contribution plan. Devon makes matching contributions and additional retirement contributions, with the matching contributions being primarily based upon percentages of annual compensation and years of service. In addition, each plan is subject to regulatory limitations by the U.S. government. Devon contributed $44 million, $38 million and $37 million to these plans in 2024, 2023 and 2022, respectively.

Defined Benefit Plans

Devon has various non-contributory defined benefit pension plans, including qualified plans and nonqualified plans covering eligible employees and former employees meeting certain age and service requirements. Benefits under the defined benefit plans have

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

been closed to new employees and effective, as of December 31, 2020, Devon’s benefits committee approved a freeze of all future benefit accruals under the plans.

Benefits are primarily funded from assets held in the plans’ trusts.

Devon’s investment objective for its plans’ assets is to achieve stability of the funded status while providing long-term growth of invested capital and income to ensure benefit payments can be funded when required. Devon has established certain investment strategies, including target allocation percentages and permitted and prohibited investments, designed to mitigate risks inherent with investing. Devon’s target allocations for its plan assets are 70% fixed income and 30% equity. See the following discussion for Devon’s pension assets by asset class.

Fixed-income – Devon’s fixed-income securities consist of U.S. Treasury obligations, bonds issued by investment-grade companies from diverse industries and asset-backed securities. These fixed-income securities do not consistently trade actively in an established market. The fair values of these Level 2 securities are estimated based upon rates available for securities with similar terms and maturity when active trading is not available and were $286 million and $418 million at December 31, 2024 and 2023, respectively.

Equity – Devon’s equity securities include commingled global equity funds that invest in large, mid and small capitalization stocks across the world’s developed and emerging markets and international large cap equity securities. These equity securities can be sold on demand but are not actively traded. The fair values of these securities are based upon the net asset values provided by the investment managers and were $97 million and $44 million at December 31, 2024 and 2023, respectively.

Other – Devon’s other securities include short-term investment funds that invest both long and short term using a variety of investment strategies. The fair value of these securities is based upon the net asset values provided by investment managers and were $64 million and $14 million at December 31, 2024 and 2023, respectively.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Benefit Obligations and Funded Status

The following table summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with Devon’s defined pension and postretirement plans. Devon’s benefit obligations and plan assets are measured each year as of December 31. The accumulated benefit obligation for pension plans approximated the projected benefit obligation at December 31, 2024 and 2023.

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$655	$629	$7	$7
Interest cost	31	34	—	—
Actuarial loss (gain)	(14)	46	—	1
Participant contributions	—	—	1	1
Benefits paid	(52)	(54)	(1)	(2)
Benefit obligation at end of year	620	655	7	7
Change in plan assets:
Fair value of plan assets at beginning of year	476	458	—	—
Actual return on plan assets	9	58	—	—
Employer contributions	14	14	1	1
Participant contributions	—	—	1	1
Benefits paid	(52)	(54)	(2)	(2)
Fair value of plan assets at end of year	447	476	—	—
Funded status at end of year	$(173)	$(179)	$(7)	$(7)
Amounts recognized in balance sheet:
Other current liabilities	$(13)	$(13)	$(1)	$(1)
Other long-term liabilities	(160)	(166)	(6)	(6)
Net amount	$(173)	$(179)	$(7)	$(7)
Amounts recognized in accumulated other comprehensive earnings:
Net actuarial loss (gain)	$195	$198	$(13)	$(14)
Prior service cost	—	—	1	1
Total	$195	$198	$(12)	$(13)

Certain of Devon’s pension plans have a combined projected benefit obligation or accumulated benefit obligation in excess of plan assets at December 31, 2024, and December 31, 2023, as presented in the table below.

	December 31,
	2024	2023
Projected and accumulated benefit obligation	$620	$655
Fair value of plan assets	$447	$476

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of net periodic benefit cost and other comprehensive earnings.

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Net periodic benefit cost:
Interest cost	$31	$34	$19	$—	$—	$—
Expected return on plan assets	(27)	(27)	(31)	—	—	—
Recognition of net actuarial loss (gain) (1)	7	6	6	(1)	(1)	(1)
Total net periodic benefit cost (2)	11	13	(6)	(1)	(1)	(1)
Other comprehensive loss (earnings):
Actuarial loss (gain) arising in current year	4	16	(11)	—	—	(4)
Recognition of net actuarial (loss) gain, including settlement expense, in net periodic benefit cost	(7)	(6)	(6)	1	1	1
Total other comprehensive loss (earnings)	(3)	10	(17)	1	1	(3)
Total	$8	$23	$(23)	$—	$—	$(4)

(1)
These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)
The service cost component of net periodic benefit cost is included in G&A expense and the remaining components of net periodic benefit costs are included in other, net in the accompanying consolidated statements of comprehensive earnings.

Assumptions

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Assumptions to determine benefit obligations:
Discount rate	5.27%	5.01%	5.78%	5.18%	4.96%	5.71%
Assumptions to determine net periodic benefit cost:
Discount rate - service cost	N/A	N/A	N/A	5.01%	5.81%	2.83%
Discount rate - interest cost	4.95%	5.61%	2.18%	4.94%	5.49%	1.57%
Expected return on plan assets	5.80%	6.21%	4.80%	N/A	N/A	N/A

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

Other assumptions – For measurement of the 2024 benefit obligation for the other postretirement medical plans, a 6.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2024. The rate was assumed to decrease annually to an ultimate rate of 5% in the year 2033 and remain at that level thereafter.

Expected Cash Flows

Devon expects benefit plan payments to average approximately $52 million a year for the next five years and $239 million total for the five years thereafter. Of these payments to be paid in 2025, $15 million is expected to be funded from Devon’s available cash, cash equivalents and other assets.

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

Share Repurchase Program

In July 2024, Devon's Board of Directors authorized an expansion to the Company's share repurchase program from $3.0 billion to $5.0 billion and extended the expiration date from December 31, 2024 to June 30, 2026. The table below provides information regarding purchases of Devon’s common stock under the $5.0 billion share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	$61.36
2023	19,350	992	$51.23
2024	23,944	1,044	$43.61
Total plan	68,985	$3,343	$48.46

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends

Devon pays a quarterly dividend which can be comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed divided multiple times over the past three calendar years with it most recently being raised from $0.22 to $0.24 per share beginning in the first quarter of 2025. The following table summarizes the dividends Devon has paid on its common stock in 2024, 2023 and 2022, respectively.

	Fixed	Variable	Total	Rate Per Share
2024:
First quarter	$143	$156	$299	$0.44
Second quarter	138	85	223	$0.35
Third quarter	136	136	272	$0.44
Fourth quarter	143	—	143	$0.22
Total year-to-date	$560	$377	$937
2023:
First quarter	$133	$463	$596	$0.89
Second quarter	128	334	462	$0.72
Third quarter	127	185	312	$0.49
Fourth quarter	127	361	488	$0.77
Total year-to-date	$515	$1,343	$1,858
2022:
First quarter	$109	$558	$667	$1.00
Second quarter	105	725	830	$1.27
Third quarter	117	890	1,007	$1.55
Fourth quarter	117	758	875	$1.35
Total year-to-date	$448	$2,931	$3,379

In February 2025, Devon announced it was raising its fixed cash dividend by 9%, to $0.24 per share beginning in the first quarter of 2025. The dividend is payable in the first quarter of 2025 and is expected to total approximately $156 million.

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of business, some that may lead to additional royalty claims. As of December 31, 2024, Devon has accrued approximately $70 million in other current liabilities pertaining to such royalty matters.

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

The Company has previously received separate NOVs from the EPA alleging emissions and permitting violations relating to certain of our historic operations in North Dakota, western Texas and New Mexico, respectively. The Company has been engaging with the EPA to resolve each of these matters, and Devon is actively negotiating a draft consent decree with the EPA and the Department of Justice with respect to the North Dakota NOV matter. If finalized, the consent decree may include monetary sanctions and obligations to complete mitigation projects and implement specific injunctive relief. Given that negotiations of the draft consent decree are ongoing and the uncertainty as to the ultimate result of the North Dakota NOV matter, we are currently unable to provide an estimate of potential loss; however, the costs associated with the resolution of the North Dakota NOV matter or any of the other NOV matters could be significant in amount and may include monetary penalties.

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

Other Indemnifications and Legacy Matters

Pursuant to various sale agreements relating to divested businesses and assets, Devon has indemnified various purchasers against liabilities that they may incur with respect to the businesses and assets acquired from Devon. Additionally, federal, state and other laws in areas of former operations may require previous operators (including corporate successors of previous operators) to perform or make payments in certain circumstances where the current operator may no longer be able to satisfy the applicable obligation. Such obligations may include plugging and abandoning wells, removing production facilities, undertaking other restorative actions or performing requirements under surface agreements in existence at the time of disposition. For example, a predecessor entity of a Devon subsidiary previously sold certain private, state and federal oil and gas leases covering properties in shallow waters off the coast of Louisiana in the Gulf of America. These assets are generally referred to as the East Bay Field. The current operator of the East Bay Field has filed for protection under Chapter 11 of the U.S. Bankruptcy Code and may be unable to satisfy the eventual decommissioning obligations associated with the East Bay Field. Other companies in the chain of title of the East Bay Field have also sought bankruptcy protection and may be similarly unable to satisfy the eventual decommissioning obligations associated with the East Bay Field. Depending upon the outcome of these bankruptcy proceedings, amounts available under decommissioning bonds and a cash security account and other factors, Devon may be required to perform or fund certain decommissioning obligations associated with the East Bay Field under state and federal regulations applicable to predecessor operators. As a result of these factors and uncertainties, we are currently unable to provide an estimate of potential loss.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments

The following table presents Devon’s commitments that have initial or remaining noncancelable terms in excess of one year as of December 31, 2024.

Year Ending December 31,	Drilling and Facility Obligations(1)	Operational Agreements(1)	Office and Equipment Leases and Other
2025	$142	$594	$128
2026	19	534	159
2027	23	465	118
2028	36	451	105
2029	4	401	86
Thereafter	—	1,289	432
Total	$224	$3,734	$1,028

(1)
Total costs incurred under take-or-pay and throughput obligations were approximately $800 million, $750 million and $650 million in 2024, 2023 and 2022, respectively.

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

19.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, restricted cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at December 31, 2024 and December 31, 2023, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
December 31, 2024 assets (liabilities):
Cash equivalents	$319	$319	$319	$—	$—
Commodity derivatives	$56	$56	$—	$56	$—
Commodity derivatives	$(33)	$(33)	$—	$(33)	$—
Debt	$(8,883)	$(8,520)	$—	$(8,520)	$—
Contingent earnout payments	$20	$20	$—	$—	$20
December 31, 2023 assets (liabilities):
Cash equivalents	$306	$306	$306	$—	$—
Commodity derivatives	$208	$208	$—	$208	$—
Commodity derivatives	$(9)	$(9)	$—	$(9)	$—
Debt	$(6,155)	$(6,090)	$—	$(6,090)	$—
Contingent earnout payments	$55	$55	$—	$—	$55

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

Level 3 Fair Value Measurements

Contingent Earnout Payments – Devon had the right to receive contingent consideration related to the Barnett asset divestiture based on future oil and gas prices. 2024 was the last performance period related to this contingent consideration. These values were derived using a Monte Carlo valuation model and qualify as a level 3 fair value measurement. For additional information, see Note 2.

20.
Reportable Segments

Devon is a leading independent energy company engaged primarily in the exploration, development and production of oil, natural gas and NGLs. Devon’s oil and gas exploration and production activities are solely focused in the U.S. For financial reporting purposes, Devon aggregates its U.S. operating segments into one reporting segment due to the similar nature of these operations.

Devon’s chief operating decision maker is the executive committee, which includes the chief executive officer, chief operating officers and chief financial officer. To assess the performance of our assets, we use net earnings. We believe net earnings provides information useful in assessing our operating and financial performance across periods.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects Devon's net earnings, assets and capital expenditures for the time periods presented below.

	Year Ended December 31,
	2024	2023	2022
Total revenues	$15,940	$15,258	$19,169

LOE	1,574	1,428	1,071
Gathering, processing & transportation	790	702	693
Production and property taxes	819	798	1,033
Total significant expenses	3,183	2,928	2,797
Marketing and midstream expenses	4,792	4,409	5,780
DD&A	3,255	2,554	2,223
G&A	500	408	395
Financing costs, net	363	308	309
Income tax expense	770	841	1,738
Other segment items (1)	135	28	(110)
Total expenses	12,998	11,476	13,132

Net earnings	$2,942	$3,782	$6,037

Total assets	$30,489	$24,490	$23,271

Capital expenditures, including acquisitions	$8,919	$3,907	$5,301
(1)
Other segment items included in segment net earnings are exploration expenses, asset dispositions and other, net.
21.
Supplemental Information on Oil and Gas Operations (Unaudited)

Supplemental unaudited information regarding Devon’s oil and gas activities is presented in this note. All of Devon’s reserves are located within the U.S.

Costs Incurred

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	Year Ended December 31,
	2024	2023	2022
Property acquisition costs:
Proved properties	$3,058	$2	$1,760
Unproved properties	1,949	63	803
Exploration costs	690	534	472
Development costs	2,856	3,160	2,132
Costs incurred	$8,553	$3,759	$5,167

Acquisition costs for 2024 in the table above relate primarily to the Grayson Mill acquisition which closed in the third quarter of 2024. Acquisition costs for 2022 relate primarily to Eagle Ford and Williston Basin acquisitions which closed in the third quarter of 2022. Development costs in the table above includes additions and revisions to Devon’s asset retirement obligations.

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

	Year Ended December 31,
	2024	2023	2022
Oil, gas and NGL sales	$11,176	$10,791	$14,082
Production expenses	(3,183)	(2,928)	(2,797)
Exploration expenses	(28)	(20)	(29)
Depreciation, depletion and amortization	(3,156)	(2,464)	(2,119)
Asset dispositions	(15)	(33)	43
Accretion of asset retirement obligations	(39)	(29)	(25)
Income tax expense	(972)	(1,044)	(2,041)
Results of operations	$3,783	$4,273	$7,114
Depreciation, depletion and amortization per Boe	$11.70	$10.27	$9.52

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Proved Reserves

The following table presents Devon’s estimated proved reserves by product.

	Oil (MMBbls)	Gas (Bcf) (1)	NGL (MMBbls)	Combined (MMBoe)
Proved developed and undeveloped reserves:
December 31, 2021	709	2,878	437	1,625
Revisions due to prices	15	61	8	34
Revisions other than price	(55)	13	3	(49)
Extensions and discoveries	127	449	76	278
Purchase of reserves	106	137	24	153
Production	(109)	(356)	(54)	(223)
Sale of reserves	—	(7)	(1)	(3)
December 31, 2022	793	3,175	493	1,815
Revisions due to prices	(25)	(189)	(22)	(78)
Revisions other than price	(12)	58	1	(1)
Extensions and discoveries	147	525	87	322
Production	(117)	(385)	(59)	(240)
Sale of reserves	—	(2)	—	(1)
December 31, 2023	786	3,182	500	1,817
Revisions due to prices	(9)	(187)	(14)	(54)
Revisions other than price	3	245	31	75
Extensions and discoveries	129	646	104	340
Purchase of reserves	120	328	73	247
Production	(127)	(438)	(70)	(270)
December 31, 2024	902	3,776	624	2,155

Proved developed reserves:
December 31, 2021	544	2,361	348	1,285
December 31, 2022	596	2,595	391	1,419
December 31, 2023	603	2,560	395	1,425
December 31, 2024	706	3,057	500	1,715
Proved undeveloped reserves:
December 31, 2021	165	517	89	340
December 31, 2022	197	580	102	396
December 31, 2023	183	622	105	392
December 31, 2024	196	719	124	440

(1)
Gas reserves are converted to Boe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. NGL reserves are converted to Boe on a one-to-one basis with oil. The conversion rates are not necessarily indicative of the relationship of oil, natural gas and NGL prices.

Price Revisions

Reserves decreased 54 MMBoe in 2024 primarily due to price decreases in the trailing 12-month averages for oil, gas and NGLs.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reserves decreased 78 MMBoe in 2023 primarily due to price decreases in the trailing 12-month averages for oil, gas and NGLs.

Reserves increased 34 MMBoe in 2022 primarily due to price increases in the trailing 12-month averages for oil, gas and NGLs.

Revisions Other Than Price

2024 – Total revisions other than price (75 MMBoe) are the result of upward revisions due to well performance exceeding previous estimates on proved developed reserves (81 MMBoe) and downward revisions to proved undeveloped reserves (-6 MMBoe) as noted below. In total, each of the operating areas recorded modest upward revisions with the most significant changes being located in the Delaware Basin (55 MMBoe), Anadarko Basin (7 MMBoe) and Powder River Basin (6 MMBoe).

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

2024 – Of the 340 MMBoe of additions from extensions and discoveries, 252 MMBoe were in the Delaware Basin, 36 MMBoe were in the Williston Basin, 30 MMBoe were in the Anadarko Basin, 16 MMBoe were in Eagle Ford and 6 MMBoe were in the Powder River Basin.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase of Reserves

During 2024, Devon had reserve additions due to the acquisition of 247 MMBoe in the Williston Basin. For additional information on these asset additions, see Note 2.

During 2022, Devon had reserve additions due to the acquisitions of 66 MMBoe in the Williston Basin and 87 MMBoe in the Eagle Ford. For additional information on these asset additions, see Note 2.

Proved Undeveloped Reserves

The following table presents the changes in Devon’s total proved undeveloped reserves during 2024 (MMBoe).

Total
Proved undeveloped reserves as of December 31, 2023	392
Extensions and discoveries	198
Revisions due to prices	(2)
Revisions other than price	(6)
Purchase of reserves	47
Conversion to proved developed reserves	(189)
Proved undeveloped reserves as of December 31, 2024	440

Total proved undeveloped reserves increased 12% from 2023 to 2024 with the year-end 2024 balance representing 20% of total proved reserves. Approximately 75% of the 198 MMBoe in extensions and discoveries were the result of Devon’s drilling and development activities in the Delaware Basin, followed by the Williston Basin (17%), the Powder River Basin (3%), the Anadarko Basin (3%) and Eagle Ford (2%). Conversions to proved developed reserves of 189 MMBoe were driven by development in the Delaware Basin (68%) and Anadarko Basin (17%). Costs incurred in 2024 to develop and convert Devon's proved undeveloped reserves were approximately $1.2 billion. Proved undeveloped reserves revisions other than price (-6 MMBoe) were due to changes in previously adopted development plans (-8 MMBoe) in the Delaware Basin (-6 MMBoe) and Williston Basin (-2 MMBoe), combined with upward revisions (2 MMBoe) caused by continued evaluation of well performance primarily in the Delaware Basin.

Standardized Measure

The following tables reflect Devon’s standardized measure of discounted future net cash flows from its proved reserves.

	Year Ended December 31,
	2024	2023	2022
Future cash inflows	$82,422	$75,734	$108,361
Future costs:
Development	(6,099)	(5,241)	(5,176)
Production	(38,326)	(31,648)	(35,264)
Future income tax expense	(5,528)	(6,644)	(13,216)
Future net cash flow	32,469	32,201	54,705
10% discount to reflect timing of cash flows	(12,699)	(12,888)	(23,391)
Standardized measure of discounted future net cash flows	$19,770	$19,313	$31,314

Future cash inflows, development costs and production costs were computed using the same assumptions for prices and costs that were used to estimate Devon’s proved oil and gas reserves at the end of each year. For 2024 estimates, Devon’s future realized prices were assumed to be $73.65 per Bbl of oil, $0.81 per Mcf of gas and $20.75 per Bbl of NGLs. Of the $6.1 billion of future development costs as of the end of 2024, $2.2 billion, $1.4 billion and $0.5 billion are estimated to be spent in 2025, 2026 and 2027, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future development costs include not only development costs but also future asset retirement costs. Included as part of the $6.1 billion of future development costs are $1.3 billion of future asset retirement costs. The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws.

The principal changes in Devon’s standardized measure of discounted future net cash flows are as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$19,313	$31,314	$19,301
Net changes in prices and production costs	(3,202)	(16,797)	14,081
Oil, gas and NGL sales, net of production costs	(7,993)	(7,863)	(11,285)
Changes in estimated future development costs	806	218	(216)
Extensions and discoveries, net of future development costs	3,951	5,222	7,279
Purchase of reserves	3,123	—	4,185
Sales of reserves in place	—	(9)	(20)
Revisions of quantity estimates	427	(747)	(874)
Previously estimated development costs incurred during the period	1,269	1,567	956
Accretion of discount	1,730	2,972	2,059
Net change in income taxes and other	346	3,436	(4,152)
Ending balance	$19,770	$19,313	$31,314

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

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2024, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Devon, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Devon’s management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, which was completed on February 19, 2025, management concluded that its internal control over financial reporting was effective as of December 31, 2024.

Management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 excludes an assessment of the internal control over financial reporting of Grayson Mill, which was acquired in a business combination on September 27, 2024. See Note 2 in “Item 8. Financial Statements and Supplementary Data” of this report for further details on the Grayson Mill acquisition. The total revenues of Grayson Mill represent $687 million of the related consolidated financial statement amounts for the year ended December 31, 2024, and the total fair value of the Grayson Mill assets acquired as of the Grayson Mill acquisition closing date represent $5.6 billion of the total assets of the consolidated Company as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm who audited our consolidated financial statements as of and for the year ended December 31, 2024, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this report.

Changes in Internal Control Over Financial Reporting

Other than incorporating Grayson Mill's processes and procedures, there were no changes in our internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2024.

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

2.4

Securities Purchase Agreement, dated July 8, 2024, by and among Grayson Mill Holdings II, LLC, Grayson Mill Holdings III, LLC, Grayson Mill Intermediate HoldCo II, LLC, Grayson Mill Intermediate HoldCo III, LLC, WPX Energy Williston, LLC and Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed July 8, 2024; File No. 001-32318).*

2.5

Amendment to Securities Purchase Agreement, dated September 27, 2024, by and among Grayson Mill Holdings II, LLC, Grayson Mill Holdings III, LLC, Grayson Mill Intermediate HoldCo II, LLC, Grayson Mill Intermediate HoldCo III, LLC, WPX Energy Williston, LLC and Registrant (incorporated by reference to Exhibit 2.2 to Registrant’s Form 10-Q filed November 6, 2024; File No. 001-32318).*

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

4.12

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

4.13

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

4.14

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

4.15

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

4.16

Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Form 8-K filed September 8, 2014; File No. 001-35322).

4.17

Fourth Supplemental Indenture, dated as of September 24, 2019, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 5.250% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Form 8-K filed on September 24, 2019; File No. 001-35322).

4.18

Fifth Supplemental Indenture, dated as of January 10, 2020, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 4.500% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Form 8-K filed January 10, 2020; File No. 001-35322).

4.19

Sixth Supplemental Indenture, dated as of June 17, 2020, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 5.875% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Form 8-K filed June 17, 2020; File No. 001-35322).

4.20

Supplemental Indenture No. 7, dated as of June 9, 2021, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.250% Senior Notes due 2027, the 5.875% Senior Notes due 2028 and the 4.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K filed June 9, 2021; File No. 001-32318).

4.21

Indenture, dated as of August 28, 2024, by and between Registrant and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed August 28, 2024; File No. 001-32318).

4.22

Supplemental Indenture No. 1, dated as of August 28, 2024, by and between Registrant and U.S. Bank Trust Company, National Association, relating to the 5.200% Senior Notes due 2034 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed August 28, 2024; File No. 001-32318).

4.23

Supplemental Indenture No. 2, dated as of August 28, 2024, by and between Registrant and U.S. Bank Trust Company, National Association, relating to the 5.750% Senior Notes due 2054 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K filed August 28, 2024; File No. 001-32318).

4.24

Registration Rights Agreement, dated as of September 27, 2024, by and among Registrant and the stockholders from time to time party thereto (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-Q filed November 6, 2024; File No. 001-32318).

4.25	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1

Amended and Restated Credit Agreement, dated as of March 24, 2023, among Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and each Lender and L/C Issuer from time to time party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 28, 2023; File No. 001-32318).

10.2

Extension Agreement, dated as of March 25, 2024, to the Amended and Restated Credit Agreement, dated as of March 24, 2023, among Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and each Lender and L/C Issuer from time to time party thereto, with respect to Borrower’s extension of the maturity date from March 24, 2028 to March 24, 2029 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 2, 2024; File No. 001-32318).

10.3

Delayed Draw Term Loan Credit Agreement, dated August 12, 2024, by and among Registrant, as Borrower, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 12, 2024; File No. 001-32318).

10.4

Devon Energy Corporation 2022 Long-Term Incentive Plan (amended and restated effective as of June 4, 2024) (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed August 7, 2024; File No. 001-32318).**

10.5	Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed June 7, 2017; File No. 333-218561).**

10.6

2021 Amendment (effective as of January 7, 2021) to the Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.7

WPX Energy, Inc. 2013 Incentive Plan, and amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Form 8-K filed on February 19, 2018; File No. 001-35322).**

10.8

Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A filed March 29, 2018; File No. 001-35322).**

10.9

Amendment No. 4 to the WPX Energy, Inc. 2013 Incentive Plan and Global Amendment to Restricted Stock Unit Agreements effective December 1, 2021 (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318). **

10.10

Devon Energy Corporation Non-Qualified Deferred Compensation Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.11

Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed February 28, 2024; File No. 001-32318).**

10.12

Devon Energy Corporation Benefit Restoration Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).**

10.13

Amendment 2014-1, executed March 7, 2014, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q filed May 9, 2014; File No. 001-32318).**

10.14

Amendment 2015-1, executed April 15, 2015, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 6, 2015; File No. 001-32318).**

10.15

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).**

10.16

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.17

Devon Energy Corporation Defined Contribution Restoration Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.18

Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K filed February 28, 2024; File No. 001-32318).**

10.19

Devon Energy Corporation Supplemental Contribution Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.20

Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Supplemental Contribution Plan (incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K filed February 28, 2024; File No. 001-32318).**

10.21

Devon Energy Corporation Supplemental Executive Retirement Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).**

10.22

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Supplemental

Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).**

10.23

Amendment 2019-1, executed June 19, 2019, to the Devon Energy Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed August 7, 2019; File No. 001-32318).**

10.24

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

10.28

Amendment 2019-1, effective September 10, 2019, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed November 6, 2019; File No. 001-32318).**

10.29

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).**

10.30

Devon Energy Corporation Incentive Savings Plan (amended and restated effective as of January 1, 2022) (incorporated by reference to Exhibit 10.26 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).**

10.31

Amendment 2022-1, effective July 21, 2022, to the Devon Energy Corporation Incentive Savings Plan (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K filed February 15, 2023; File No. 001-32318).**

10.32

Amendment 2022-2, effective September 28, 2022, to the Devon Energy Corporation Incentive Savings Plan (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K filed February 15, 2023; File No. 001-32318).**

10.33	Form of Amended & Restated Employment Agreement by and between Registrant and certain executive officers.**

10.34	Form of Severance Agreement by and between Registrant and certain executive officers.**

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

10.44

2021 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 5, 2021; File No. 001-32318).**

10.45

2022 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed May 3, 2022; File No. 001-32318).**

10.46

2023 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 9, 2023; File No. 001-32318).**

10.47

2024 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 2, 2024; File No. 001-32318).**

10.48

2022 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 3, 2022; File No. 001-32318).**

10.49

2023 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed May 9, 2023; File No. 001-32318).**

10.50

2024 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed May 2, 2024; File No. 001-32318).**

10.51

2024 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 7, 2024; File No. 001-32318).**

10.52

2024 Form of Notice of Grant of Restricted Stock Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock units awarded (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed August 7, 2024, File No. 001-32318). **

10.53

Form of Restricted Stock Unit Award Agreement between WPX Energy, Inc. and non-employee directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Form 8-K filed September 3, 2014; File No. 001-35322).**

10.54

Form of Amended and Restated Restricted Stock Unit Award Agreement between WPX Energy, Inc. and non-employee directors (incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.’s Form 10-Q filed August 6, 2019; File No. 001-35322).**

19	Insider Trading Policy.

21	List of Subsidiaries.

23.1	Consent of KPMG LLP.

23.2	Consent of DeGolyer and MacNaughton.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Devon Energy Corporation Clawback Policy, adopted on November 29, 2023 (incorporated by reference to Exhibit 97 to Registrant’s Form 10-K filed February 28, 2024; File No. 001-32318).

99	Report of DeGolyer and MacNaughton.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD E. MUNCRIEF	President, Chief Executive Officer and	February 19, 2025
Richard E. Muncrief	Director (Principal executive officer)

/s/ JEFFREY L. RITENOUR	Executive Vice President	February 19, 2025
Jeffrey L. Ritenour	and Chief Financial Officer (Principal financial officer)

/s/ JOHN B. SHERRER	Vice President, Accounting and Controller	February 19, 2025
John B. Sherrer	(Principal accounting officer)

/s/ JOHN E. BETHANCOURT	Chair and Director	February 19, 2025
John E. Bethancourt

/s/ BARBARA M. BAUMANN	Director	February 19, 2025
Barbara M. Baumann

/s/ ANN G. FOX	Director	February 19, 2025
Ann G. Fox

/s/ GENNIFER F. KELLY	Director	February 19, 2025
Gennifer F. Kelly
/s/ KELT KINDICK	Director	February 19, 2025
Kelt Kindick

/s/ JOHN KRENICKI JR.	Director	February 19, 2025
John Krenicki Jr.

/s/ KARL F. KURZ	Director	February 19, 2025
Karl F. Kurz

/s/ MICHAEL N. MEARS	Director	February 19, 2025
Michael N. Mears
/s/ ROBERT A. MOSBACHER, JR.	Director	February 19, 2025
Robert A. Mosbacher, Jr.

/s/ VALERIE M. WILLIAMS	Director	February 19, 2025
Valerie M. Williams