Form 10-Q
period 2025-03-31
DEVON ENERGY CORP/DE
filed 2025-05-07
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

On April 23, 2025, 642.1 million shares of common stock were outstanding.

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

“NOV” means notice of violation.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words and phrases “expects,” “believes,” “will,” “would,” “could,” “continue,” “may,” “aims,” “likely to be,” “intends,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Devon expects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially and adversely from our expectations due to a number of factors, including, but not limited to:

•
the volatility of oil, gas and NGL prices, including from changes in trade relations and policies, such as the imposition of tariffs by the U.S., China or other countries;
•
uncertainties inherent in estimating oil, gas and NGL reserves;
•
the extent to which we are successful in acquiring and discovering additional reserves;
•
the uncertainties, costs and risks involved in our operations;
•
risks related to our hedging activities;
•
our limited control over third parties who operate some of our oil and gas properties and investments;
•
midstream capacity constraints and potential interruptions in production, including from limits to the build out of midstream infrastructure;
•
competition for assets, materials, people and capital, which can be exacerbated by supply chain disruptions, including as a result of tariffs or other changes in trade policy;
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
•
our ability to pay dividends and make share repurchases; and
•
any of the other risks and uncertainties discussed in this report, our 2024 Annual Report on Form 10-K and our other filings with the SEC.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Oil, gas and NGL sales	$3,126	$2,629
Oil, gas and NGL derivatives	(98)	(145)
Marketing and midstream revenues	1,424	1,112
Total revenues	4,452	3,596
Production expenses	912	751
Exploration expenses	10	9
Marketing and midstream expenses	1,436	1,133
Depreciation, depletion and amortization	912	722
Asset impairments	254	—
Asset dispositions	2	1
General and administrative expenses	130	114
Financing costs, net	123	76
Other, net	27	22
Total expenses	3,806	2,828
Earnings before income taxes	646	768
Income tax expense	137	159
Net earnings	509	609
Net earnings attributable to noncontrolling interests	15	13
Net earnings attributable to Devon	$494	$596
Net earnings per share:
Basic net earnings per share	$0.77	$0.95
Diluted net earnings per share	$0.77	$0.94
Comprehensive earnings:
Net earnings	$509	$609
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1
Other comprehensive earnings, net of tax	1	1
Comprehensive earnings:	510	610
Comprehensive earnings attributable to noncontrolling interests	15	13
Comprehensive earnings attributable to Devon	$495	$597

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,234	$846
Accounts receivable	2,036	1,972
Inventory	332	294
Other current assets	303	315
Total current assets	3,905	3,427
Oil and gas property and equipment, based on successful efforts accounting, net	23,429	23,198
Other property and equipment, net ($189 million and $178 million related to CDM in 2025 and 2024, respectively)	1,653	1,813
Total property and equipment, net	25,082	25,011
Goodwill	753	753
Right-of-use assets	127	303
Investments	713	727
Other long-term assets	348	268
Total assets	$30,928	$30,489
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$923	$806
Revenues and royalties payable	1,588	1,432
Short-term debt	485	485
Other current liabilities	622	586
Total current liabilities	3,618	3,309
Long-term debt	8,395	8,398
Lease liabilities	77	320
Asset retirement obligations	835	770
Other long-term liabilities	1,041	840
Deferred income taxes	2,189	2,148
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 644 million and 651 million shares in 2025 and 2024, respectively	64	65
Additional paid-in capital	6,096	6,387
Retained earnings	8,506	8,166
Accumulated other comprehensive loss	(121)	(122)
Total stockholders’ equity attributable to Devon	14,545	14,496
Noncontrolling interests	228	208
Total equity	14,773	14,704
Total liabilities and equity	$30,928	$30,489

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net earnings	$509	$609
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	912	722
Asset impairments	254	—
Leasehold impairments	5	—
Accretion of liabilities	6	—
Total losses on commodity derivatives	98	145
Cash settlements on commodity derivatives	(10)	24
Losses on asset dispositions	2	1
Deferred income tax expense	41	40
Share-based compensation	30	24
Other	(22)	3
Changes in assets and liabilities, net	117	170
Net cash from operating activities	1,942	1,738
Cash flows from investing activities:
Capital expenditures	(934)	(894)
Acquisitions of property and equipment	(8)	(8)
Divestitures of property and equipment	133	17
Distributions from investments	9	11
Contributions to investments and other	(2)	(47)
Net cash from investing activities	(802)	(921)
Cash flows from financing activities:
Repurchases of common stock	(301)	(205)
Dividends paid on common stock	(163)	(299)
Contributions from noncontrolling interests	14	12
Distributions to noncontrolling interests	(9)	(7)
Repayment of finance lease	(274)	—
Shares exchanged for tax withholdings and other	(19)	(42)
Net cash from financing activities	(752)	(541)
Effect of exchange rate changes on cash	—	(2)
Net change in cash, cash equivalents and restricted cash	388	274
Cash, cash equivalents and restricted cash at beginning of period	846	875
Cash, cash equivalents and restricted cash at end of period	$1,234	$1,149

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,198	$1,126
Restricted cash	36	23
Total cash, cash equivalents and restricted cash	$1,234	$1,149

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity

Three Months Ended March 31, 2025
Balance as of December 31, 2024	651	$65	$6,387	$8,166	$(122)	$—	$208	$14,704
Net earnings	—	—	—	494	—	—	15	509
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(3)	—	—	(319)	—	(322)
Common stock retired	(9)	(1)	(318)	—	—	319	—	—
Common stock dividends	—	—	—	(154)	—	—	—	(154)
Share-based compensation	—	—	30	—	—	—	—	30
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance as of March 31, 2025	644	$64	$6,096	$8,506	$(121)	$—	$228	$14,773
Three Months Ended March 31, 2024
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217
Net earnings	—	—	—	596	—	—	13	609
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(1)	—	—	(232)	—	(233)
Common stock retired	(6)	(1)	(244)	—	—	245	—	—
Common stock dividends	—	—	—	(282)	—	—	—	(282)
Share-based compensation	1	—	24	—	—	—	—	24
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Balance as of March 31, 2024	633	$63	$5,718	$6,509	$(123)	$—	$174	$12,341

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2024 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2025 and 2024 and Devon’s financial position as of March 31, 2025.

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

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended March 31,
	2025	2024
Oil	$2,414	$2,189
Gas	309	128
NGL	403	312
Oil, gas and NGL sales	3,126	2,629

Oil	918	807
Gas	272	121
NGL	234	184
Marketing and midstream revenues	1,424	1,112
Total revenues from contracts with customers	$4,550	$3,741

Recently Adopted Accounting Standards

Beginning with the 2024 Annual Report on Form 10-K, Devon adopted ASU 2023-07, Improvements to Reportable Segments Disclosures. Under this ASU, the scope and frequency of segment disclosures has increased to provide investors with additional detail about information utilized by an entity's "Chief Operating Decision Maker". See Note 19 for Devon's disclosure.

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
as of March 31, 2025
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

Asset Exchange

On April 1, 2025, Devon and BPX Energy dissolved their partnership and divided their acreage in the Eagle Ford Blackhawk field located in Texas' DeWitt County. The transaction is expected to be accounted for as an equal, non-monetary exchange between the two parties.

Contingent Earnout Payments

Devon was entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021, and had a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in both the first quarter of 2025 and first quarter of 2024.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of March 31, 2025, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

Commodity Derivatives

As of March 31, 2025, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2025	10,985	$71.82	103,015	$66.41	$75.37

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2025	13,000	$50.77	$65.00	$77.37
Q1-Q4 2026	2,479	$50.00	$65.00	$77.91

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2025	Midland Sweet	63,000	$1.00
Q2-Q4 2025	NYMEX Roll	4,000	$0.91
Q1-Q4 2026	Midland Sweet	32,000	$1.13

As of March 31, 2025, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q2-Q4 2025	296,167	$3.41	170,000	$3.00	$3.80
Q1-Q4 2026	217,500	$3.72	160,000	$3.14	$4.88

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2025	Houston Ship Channel	230,000	$(0.35)
Q2-Q4 2025	WAHA	110,000	$(1.11)
Q1-Q4 2026	Houston Ship Channel	50,000	$(0.29)
Q1-Q4 2026	WAHA	20,000	$(1.30)

As of March 31, 2025, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q2-Q4 2025	Natural Gasoline	3,000	$63.35
Q2-Q4 2025	Normal Butane	323	$39.90
Q2-Q4 2025	Propane	3,000	$32.29

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The table below presents a summary of these positions as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$133	$(68)	$65	$78	$(23)	$55	Other current assets
Long-term derivative asset	11	(8)	3	5	(4)	1	Other long-term assets
Short-term derivative liability	(165)	68	(97)	(37)	23	(14)	Other current liabilities
Long-term derivative liability	(44)	8	(36)	(23)	4	(19)	Other long-term liabilities
Total derivative asset (liability)	$(65)	$—	$(65)	$23	$—	$23

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Three Months Ended March 31,
	2025	2024
G&A	$24	$24
Restructuring and transaction costs	6	—
Total	$30	$24

Related income tax benefit	$3	$9

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/24	4,107	$45.31	1,179		$67.38
Granted	2,432	$34.26	510		$45.92
Vested	(1,192)	$46.88	(272)		$68.68
Forfeited	(16)	$39.40	(90)		$68.68
Unvested at 3/31/25	5,331	$39.93	1,327	(1)	$58.77

(1)
A maximum of 2.7 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2025, as indicated in the previous summary table.

2025
Grant-date fair value	$45.92
Risk-free interest rate	4.29%
Volatility factor	38.70%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2025.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$159	$30
Weighted average period for recognition (years)	3.0	2.3

5. Asset Impairments

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets, triggering assets held for sale and recording asset impairments of $254 million. Both transactions closed by the end of the first quarter of 2025 and generated sale proceeds of $120 million.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended March 31,
	2025	2024
Earnings before income taxes	$646	$768

Current income tax expense	$96	$119
Deferred income tax expense	41	40
Total income tax expense	$137	$159

U.S. statutory income tax rate	21%	21%
State income taxes	1%	1%
Other	(1%)	(1%)
Effective income tax rate	21%	21%

7.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended March 31,
	2025	2024
Net earnings	$494	$596
Common shares:
Average common shares outstanding - basic	643	629
Dilutive effect of potential common shares issuable	2	3
Average common shares outstanding - diluted	645	632
Net earnings per share available to common shareholders:
Basic	$0.77	$0.95
Diluted	$0.77	$0.94

8. Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended March 31,
	2025	2024
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(122)	$(124)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1
Ending accumulated pension and postretirement benefits	$(121)	$(123)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.
Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
Changes in assets and liabilities, net:
Accounts receivable	$(63)	$(96)
Other current assets	(35)	(23)
Other long-term assets	(85)	49
Accounts payable and revenues and royalties payable	248	143
Other current liabilities	(57)	116
Other long-term liabilities	109	(19)
Total	$117	$170
Supplementary cash flow data:
Interest paid	$160	$63
Income taxes refunded	$—	$(4)

10.
Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2025	December 31, 2024
Oil, gas and NGL sales	$1,151	$1,130
Joint interest billings	367	341
Marketing and midstream revenues	493	465
Other	32	42
Gross accounts receivable	2,043	1,978
Allowance for doubtful accounts	(7)	(6)
Net accounts receivable	$2,036	$1,972

11. Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	March 31, 2025	December 31, 2024
Property and equipment:
Proved	$54,814	$53,647
Unproved and properties under development	2,775	2,814
Total oil and gas	57,589	56,461
Less accumulated DD&A	(34,160)	(33,263)
Oil and gas property and equipment, net	23,429	23,198
Other property and equipment	2,510	2,671
Less accumulated DD&A	(857)	(858)
Other property and equipment, net (1)	1,653	1,813
Property and equipment, net	$25,082	$25,011

(1)
$189 million and $178 million related to CDM in 2025 and 2024, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.
Investments

The following table presents Devon's investments shown on the consolidated balance sheets.

		Carrying Amount
Investments	% Interest	March 31, 2025	December 31, 2024
Catalyst	50%	$266	$273
Water JV	30%	218	216
Fervo	17%	113	115
Matterhorn	12.5%	69	69
Other	Various	47	54
Total		$713	$727

On May 5, 2025, Devon agreed to sell its investment in Matterhorn for approximately $375 million. The transaction is expected to close by the end of the second quarter, subject to customary closing conditions.

13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes, debentures and Term Loan reflected below are senior, unsecured obligations of Devon.

	March 31, 2025	December 31, 2024
5.85% due December 15, 2025	$485	$485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.20% due September 15, 2034	1,250	1,250
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	1,000
Term Loan due September 25, 2026	1,000	1,000
Net premium on debentures and notes	34	37
Debt issuance costs	(53)	(53)
Total debt	$8,880	$8,883
Less amount classified as short-term debt	485	485
Total long-term debt	$8,395	$8,398

Credit Lines

Devon has a $3.0 billion revolving Senior Credit Facility, and, in the first quarter of 2025, Devon exercised its option to extend the Senior Credit Facility maturity date from March 24, 2029 to March 24, 2030. Devon has the option to extend the March 24, 2030 maturity date by an additional year subject to lender consent. As of March 31, 2025, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $4 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon's ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

non-cash financial write-downs such as impairments. As of March 31, 2025, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 26.3%.

Term Loan Credit Agreement

In August 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. In connection with the borrowing of the Term Loan, the undrawn commitments under the Term Loan Credit Agreement automatically terminated. The Term Loan bears interest at a rate based on term SOFR plus a spread adjustment that varies based on Devon's credit ratings. The interest rate on the Term Loan was 5.8% as of March 31, 2025.

The Term Loan Credit Agreement contains substantially the same financial covenant as the Senior Credit Facility. As of March 31, 2025, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 26.3%.

Issuance of Senior Notes

In August 2024, Devon issued $1.25 billion of 5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Devon used the net proceeds to partially fund the Grayson Mill acquisition. For additional information, see Note 2.

Retirement of Senior Notes

On September 15, 2024, Devon repaid $472 million of 5.25% senior notes at maturity.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended March 31,
	2025	2024
Net financing costs:
Interest based on debt outstanding	$127	$87
Interest income	(10)	(13)
Other	6	2
Total net financing costs	$123	$76

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Leases

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. As of March 31, 2025, Devon’s financing lease right-of-use assets primarily relate to equipment related to the exploration, development and production of oil and gas. In the first quarter of 2025, Devon extinguished an approximately $300 million real estate finance lease by making a cash payment of $274 million and recognized a gain on early lease extinguishment in other, net related to the difference on the accompanying consolidated statement of comprehensive earnings. For additional information, see Note 5.

The following table presents Devon’s right-of-use assets and lease liabilities as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$19	$108	$127	$248	$55	$303
Lease liabilities:
Current lease liabilities (1)	$5	$45	$50	$25	$28	$53
Long-term lease liabilities	14	63	77	293	27	320
Total lease liabilities (2)	$19	$108	$127	$318	$55	$373

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of March 31, 2025 and are therefore excluded from the amounts shown above.
15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2025	2024
Asset retirement obligations as of beginning of period	$807	$665
Liabilities incurred	11	8
Liabilities settled and divested	(8)	(8)
Revision and reclassification of estimated obligation	55	35
Accretion expense on discounted obligation	12	9
Asset retirement obligations as of end of period	877	709
Less current portion	42	26
Asset retirement obligations, long-term	$835	$683

During the first quarters of 2025 and 2024, Devon increased its asset retirement obligations by approximately $55 million and $35 million, respectively, primarily due to changes in current cost estimates and future retirement dates for its oil and gas assets.

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

Share Repurchases

Devon's Board of Directors has authorized a $5.0 billion share repurchase program with a June 30, 2026 expiration date. The table below provides information regarding purchases of Devon’s common stock under the $5.0 billion share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	$61.36
2023	19,350	992	$51.23
2024:
First quarter	4,428	193	$43.47
Second quarter	5,188	256	$49.40
Third quarter	6,675	295	$44.23
Fourth quarter	7,653	300	$39.22
2024 Total	23,944	1,044	$43.61
2025:
First quarter	8,505	301	$35.33
Total plan	77,490	$3,644	$47.02

Dividends

Devon pays a quarterly dividend which can be comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 9% from $0.22 to $0.24 per share in the first quarter of 2025. The following table summarizes Devon’s dividends for the first quarter of 2025 and 2024, respectively.

	Dividends	Rate Per Share
2025:
First quarter	$163	$0.24
2024:
First quarter (1)	$299	$0.44
(1)
In the first quarter of 2024, Devon paid a variable dividend of $0.22 per share for a total of $156 million in addition to its fixed dividend.

In May 2025, Devon announced a fixed cash dividend in the amount of $0.24 per share for approximately $154 million payable in the second quarter of 2025.

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of March 31, 2025, Devon has accrued approximately $40 million in other current liabilities pertaining to such royalty matters.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Indemnifications and Legacy Matters

Pursuant to various sale agreements relating to divested businesses and assets, Devon has indemnified various purchasers against liabilities that they may incur with respect to the businesses and assets acquired from Devon. Additionally, federal, state and other laws in areas of former operations may require previous operators (including corporate successors of previous operators) to perform or make payments in certain circumstances where the current operator may no longer be able to satisfy the applicable obligation. Such obligations may include plugging and abandoning wells, removing production facilities, undertaking other restorative actions or performing requirements under surface agreements in existence at the time of disposition. For example, a predecessor entity of a Devon subsidiary previously sold certain private, state and federal oil and gas leases covering properties in shallow waters off the coast of Louisiana in the Gulf of America. These assets are generally referred to as the East Bay Field. The current operator of the East Bay Field has filed for protection under Chapter 11 of the U.S. Bankruptcy Code and will likely be unable to satisfy the eventual decommissioning obligations associated with the East Bay Field. Other companies in the chain of title of the East Bay Field have also sought bankruptcy protection and will also likely be unable to satisfy the eventual decommissioning obligations associated with the East Bay Field.

In March 2025, Devon received an order from the Department of the Interior, Bureau of Safety and Environmental Enforcement to decommission assets located on certain federal leases in the East Bay Field (the “Federal Assets”). As a result, during the first quarter of 2025, Devon recorded a contingent liability of $125 million within other long-term liabilities in the consolidated balance sheet, reflecting the estimated costs of decommissioning the Federal Assets. The Company expects to be able to access funds available under certain bonds and a cash security account as and when Devon performs and pays these decommissioning obligations. Devon believes the funds will likely cover approximately $100 million of the estimated decommissioning costs for the Federal Assets. Accordingly, during the first quarter of 2025, Devon recorded an approximately $100 million receivable related to these sources of funds within other long-term assets in the consolidated balance sheet. The remaining $25 million difference of the recorded decommissioning obligation and such sources of funds was recognized in other, net on the consolidated statement of comprehensive earnings. Devon may also be required to perform or fund decommissioning obligations associated with the East Bay Field under state and federal regulations applicable to predecessor operators beyond amounts accrued. Factors impacting this contingency include, among others: (i) the ultimate outcome of the ongoing bankruptcy proceedings, including with respect to state lease assets included in the East Bay Field, (ii) the actual costs to decommission the Federal Assets relative to the estimates, which are subject to numerous assumptions and uncertainties, and (iii) Devon's ability to successfully access funds under decommissioning bonds and other sources.

As of March 31, 2025, Devon has accrued approximately $200 million of contingent liabilities related to such decommissioning legacy matters, including liabilities associated with the East Bay Field.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2025 and December 31, 2024, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2025 assets (liabilities):
Cash equivalents	$682	$682	$682	$—	$—
Commodity derivatives	$68	$68	$—	$68	$—
Commodity derivatives	$(133)	$(133)	$—	$(133)	$—
Debt	$(8,880)	$(8,592)	$—	$(8,592)	$—
December 31, 2024 assets (liabilities):
Cash equivalents	$319	$319	$319	$—	$—
Commodity derivatives	$56	$56	$—	$56	$—
Commodity derivatives	$(33)	$(33)	$—	$(33)	$—
Debt	$(8,883)	$(8,520)	$—	$(8,520)	$—
Contingent earnout payments	$20	$20	$—	$—	$20

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

The following table reflects Devon's net earnings, assets and capital expenditures for the time periods presented below.

	Three Months Ended March 31,
	2025	2024
Total revenues	$4,452	$3,596

LOE	479	380
Gathering, processing & transportation	204	180
Production and property taxes	229	191
Total significant expenses	912	751
Marketing and midstream expenses	1,436	1,133
DD&A	912	722
G&A	130	114
Financing costs, net	123	76
Income tax expense	137	159
Other segment items (1)	293	32
Total expenses	3,943	2,987

Net earnings	$509	$609

Total assets	$30,928	$24,978

Capital expenditures, including acquisitions	$972	$945
(1)
Other segment items included in segment net earnings are exploration expenses, asset impairments, asset dispositions and other, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month period ended March 31, 2025 compared to previous periods, and in our financial condition and liquidity since December 31, 2024. For information regarding our critical accounting policies and estimates, see our 2024 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On September 27, 2024, we acquired the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion, consisting of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock, including purchase price adjustments. The acquisition allows us to efficiently expand our oil production and operating scale, creating immediate and long-term, sustainable value to shareholders over time.

As evidenced by this acquisition, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing operational excellence. Our recent performance highlights for these priorities include the following items for the first quarter of 2025:

•
Oil production totaled 388 MBbls/d, exceeding our plan by 1%.
•
As of March 31, 2025, completed approximately 73% of our authorized $5.0 billion share repurchase program with approximately 77.5 million of our common shares purchased for approximately $3.6 billion, or $47.02 per share since inception of the plan.
•
Exited with $4.2 billion of liquidity, including $1.2 billion of cash.
•
Generated $1.9 billion of operating cash flow and $6.8 billion for the past twelve trailing months.
•
Paid dividends of $163 million and have declared approximately $154 million of dividends to be paid in the second quarter of 2025.
•
Earnings attributable to Devon were $494 million, or $0.77 per diluted share.
•
Core earnings (Non-GAAP) were $779 million, or $1.21 per diluted share.

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices which can be volatile due to several varying factors. During the first quarter of 2025, commodity prices have experienced heightened volatility and declines, driven primarily by economic uncertainty in global trade arising from geopolitical events and shifting trade policies, such as the imposition of tariffs by the U.S. and planned oil output increases by OPEC+. Despite the potential negative impacts of higher inflation rates and supply chain disruptions created by these developments, we remain committed to capital discipline and delivering the objectives that underpin our current plan. Our disciplined, returns-driven strategy is designed to adapt to market fluctuations by reducing activity when necessary to maximize free cash flow generation. We will continue to prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events. Our cash-return objectives remain focused on opportunistic share repurchases, funding our dividends, repaying debt at upcoming maturities and building cash balances.

To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we recently announced a business optimization plan which is anticipated to improve our annual pre-tax cash flow by $1.0 billion. The plan includes actions to achieve more efficient field-level operations and improvements in drilling and completion costs while improving operating margins and corporate costs. These savings are on track to be achieved by the end of 2026 with approximately $400 million expected to be completed by the end of 2025.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q1 2025 vs. Q4 2024

Our first quarter 2025 and fourth quarter 2024 net earnings were $509 million and $653 million, respectively. The graph below shows the change in net earnings from the fourth quarter of 2024 to the first quarter of 2025. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2025	% of Total	Q4 2024	Change
Oil (MBbls/d)
Delaware Basin	216	56%	221	-2%
Rockies	112	29%	110	2%
Eagle Ford	45	11%	49	-10%
Anadarko Basin	11	3%	14	-19%
Other	4	1%	4	N/M
Total	388	100%	398	-3%

	Q1 2025	% of Total	Q4 2024	Change
Gas (MMcf/d)
Delaware Basin	744	55%	755	-1%
Rockies	233	17%	230	1%
Eagle Ford	117	9%	130	-10%
Anadarko Basin	252	19%	255	-1%
Other	—	0%	1	N/M
Total	1,346	100%	1,371	-2%

	Q1 2025	% of Total	Q4 2024	Change
NGLs (MBbls/d)
Delaware Basin	118	58%	127	-7%
Rockies	44	22%	43	4%
Eagle Ford	15	7%	21	-29%
Anadarko Basin	26	13%	30	-16%
Other	—	0%	—	N/M
Total	203	100%	221	-8%

	Q1 2025	% of Total	Q4 2024	Change
Combined (MBoe/d)
Delaware Basin	458	56%	474	-3%
Rockies	195	24%	191	2%
Eagle Ford	79	10%	92	-14%
Anadarko Basin	79	10%	87	-9%
Other	4	0%	4	N/M
Total	815	100%	848	-4%

From the fourth quarter of 2024 to the first quarter of 2025, the change in volumes contributed to a $165 million decrease in earnings. The decrease in volumes was primarily due to natural well declines in the Delaware Basin, Eagle Ford and Anadarko Basin, as well as winter weather impacts in the Delaware and Anadarko Basins.

Realized Prices

	Q1 2025	Realization	Q4 2024	Change
Oil (per Bbl)
WTI index	$71.50		$70.32	2%
Realized price, unhedged	$69.13	97%	$68.11	2%
Cash settlements	$0.02		$1.08
Realized price, with hedges	$69.15	97%	$69.19	0%

	Q1 2025	Realization	Q4 2024	Change
Gas (per Mcf)
Henry Hub index	$3.65		$2.79	31%
Realized price, unhedged	$2.55	70%	$1.30	96%
Cash settlements	$(0.07)		$0.16
Realized price, with hedges	$2.48	68%	$1.46	70%

	Q1 2025	Realization	Q4 2024	Change
NGLs (per Bbl)
WTI index	$71.50		$70.32	2%
Realized price, unhedged	$22.03	31%	$21.07	5%
Cash settlements	$(0.10)		$(0.06)
Realized price, with hedges	$21.93	31%	$21.01	4%

	Q1 2025	Q4 2024	Change
Combined (per Boe)
Realized price, unhedged	$42.58	$39.57	8%
Cash settlements	$(0.13)	$0.75
Realized price, with hedges	$42.45	$40.32	5%

From the fourth quarter of 2024 to the first quarter of 2025, realized prices contributed to a $205 million increase in earnings. Unhedged oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices, respectively. The increase in unhedged prices was partially offset by unfavorable gas and NGL hedge cash settlements.

We currently have approximately 30% and 35% of our remaining anticipated 2025 oil and gas production hedged, respectively.

Hedge Settlements

	Q1 2025	Q4 2024	Change
	Q
Oil	$—	$40	N/M
Natural gas	(8)	20	N/M
NGL	(2)	(2)	N/M
Total cash settlements (1)	$(10)	$58	-117%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2025	Q4 2024	Change
LOE	$479	$445	8%
Gathering, processing & transportation	204	213	-4%
Production taxes	212	206	3%
Property taxes	17	17	0%
Total	$912	$881	4%
Per Boe:
LOE	$6.53	$5.70	14%
Gathering, processing & transportation	$2.78	$2.74	2%
Percent of oil, gas and NGL sales:
Production taxes	6.8%	6.7%	2%

Production expenses increased primarily due to the timing of new well activity in the Delaware Basin and Rockies, which led to higher LOE in the first quarter of 2025.

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

	Q1 2025	$ per BOE	Q4 2024	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,283	$31.13	$1,259	$28.90
Rockies	509	$29.01	489	$27.86
Eagle Ford	270	$37.98	308	$36.25
Anadarko Basin	136	$19.13	135	$16.88
Other	16	N/M	14	N/M
Total	$2,214	$30.16	$2,205	$28.27

DD&A and Asset Impairments

	Q1 2025	Q4 2024	Change
Oil and gas per Boe	$12.07	$12.08	0%

Oil and gas	$886	$943	-6%
Other property and equipment	26	28	-7%
Total DD&A	$912	$971	-6%

Asset impairments	$254	$—	N/M

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. As a result, our annual DD&A will be reduced by approximately $15 million and our net financing costs will be reduced by approximately $20 million due to the extinguishment of the associated financing lease. See Note 5 in "Part I. Financial Information – Item 1. Financial Statements" of this report for further discussion.

G&A

	Q1 2025	Q4 2024	Change
G&A per Boe	$1.77	$1.97	-10%

Labor and benefits	$70	$90	-22%
Non-labor	60	65	-8%
Total	$130	$155	-16%

G&A costs were lower in the first quarter of 2025 primarily due to lower labor and benefit costs.

Other Items

	Q1 2025	Q4 2024	Change in earnings
Commodity hedge valuation changes (1)	$(88)	$(142)	$54
Marketing and midstream operations	(12)	(1)	(11)
Exploration expenses	10	12	2
Asset dispositions	2	(5)	(7)
Net financing costs	123	123	—
Other, net	27	24	(3)
			$35
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

Income Taxes

	Q1 2025	Q4 2024
Current expense	$96	$119
Deferred expense	41	68
Total expense	$137	$187
Current tax rate	15%	14%
Deferred tax rate	6%	8%
Effective income tax rate	21%	22%

For additional information on income taxes, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Q1 2025 vs. Q1 2024

Our first quarter 2025 and first quarter 2024 net earnings were $509 million and $609 million, respectively. The graph below shows the change in net earnings from the first quarter of 2024 to the first quarter of 2025. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2025	% of Total	Q1 2024	Change
Oil (MBbls/d)
Delaware Basin	216	56%	208	4%
Rockies	112	29%	53	111%
Eagle Ford	45	11%	43	4%
Anadarko Basin	11	3%	11	6%
Other	4	1%	4	N/M
Total	388	100%	319	22%

	Q1 2025	% of Total	Q1 2024	Change
Gas (MMcf/d)
Delaware Basin	744	55%	695	7%
Rockies	233	17%	81	188%
Eagle Ford	117	9%	79	48%
Anadarko Basin	252	19%	223	13%
Other	—	0%	1	N/M
Total	1,346	100%	1,079	25%

	Q1 2025	% of Total	Q1 2024	Change
NGLs (MBbls/d)
Delaware Basin	118	58%	113	5%
Rockies	44	22%	12	262%
Eagle Ford	15	7%	14	9%
Anadarko Basin	26	13%	26	-1%
Other	—	0%	—	N/M
Total	203	100%	165	23%

	Q1 2025	% of Total	Q1 2024	Change
Combined (MBoe/d)
Delaware Basin	458	56%	437	5%
Rockies	195	24%	79	148%
Eagle Ford	79	10%	70	13%
Anadarko Basin	79	10%	74	7%
Other	4	0%	4	N/M
Total	815	100%	664	23%

From the first quarter of 2024 to the first quarter of 2025, the change in volumes contributed to a $542 million increase in earnings. Volumes increased primarily due to the Grayson Mill acquisition in the Rockies, which closed in the third quarter of 2024 as well as new well activity across our portfolio, particularly in the Delaware Basin.

Realized Prices

	Q1 2025	Realization	Q1 2024	Change
Oil (per Bbl)
WTI index	$71.50		$77.01	-7%
Realized price, unhedged	$69.13	97%	$75.40	-8%
Cash settlements	$0.02		$(0.25)
Realized price, with hedges	$69.15	97%	$75.15	-8%

	Q1 2025	Realization	Q1 2024	Change
Gas (per Mcf)
Henry Hub index	$3.65		$2.25	62%
Realized price, unhedged	$2.55	70%	$1.30	97%
Cash settlements	$(0.07)		$0.32
Realized price, with hedges	$2.48	68%	$1.62	53%

	Q1 2025	Realization	Q1 2024	Change
NGLs (per Bbl)
WTI index	$71.50		$77.01	-7%
Realized price, unhedged	$22.03	31%	$20.81	6%
Cash settlements	$(0.10)		$(0.08)
Realized price, with hedges	$21.93	31%	$20.73	6%

	Q1 2025	Q1 2024	Change
Combined (per Boe)
Realized price, unhedged	$42.58	$43.52	-2%
Cash settlements	$(0.13)	$0.39
Realized price, with hedges	$42.45	$43.91	-3%

From the first quarter of 2024 to the first quarter of 2025, realized prices contributed to a $45 million decrease in earnings. This decrease was due to lower unhedged realized oil prices which decreased primarily due to lower WTI index prices. This decrease was partially offset by an increase in unhedged realized gas and NGL prices which were primarily due to higher Henry Hub and Mont Belvieu index prices. Realized prices were also negatively impacted by unfavorable gas and NGL hedge cash settlements.

Hedge Settlements

	Q1 2025	Q1 2024	Change
Oil	$—	$(7)	N/M
Natural gas	(8)	32	N/M
NGL	(2)	(1)	N/M
Total cash settlements (1)	$(10)	$24	-142%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2025	Q1 2024	Change
LOE	$479	$380	26%
Gathering, processing & transportation	204	180	13%
Production taxes	212	175	21%
Property taxes	17	16	6%
Total	$912	$751	21%
Per Boe:
LOE	$6.53	$6.29	4%
Gathering, processing & transportation	$2.78	$2.98	-7%
Percent of oil, gas and NGL sales:
Production taxes	6.8%	6.7%	2%

Production expenses increased in the first quarter of 2025 primarily due to increased activity in the Rockies related to the Grayson Mill acquisition as well as new well activity across the portfolio.

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

	Q1 2025	$ per BOE	Q1 2024	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,283	$31.13	$1,275	$32.06
Rockies	509	$29.01	224	$31.19
Eagle Ford	270	$37.98	266	$41.82
Anadarko Basin	136	$19.13	98	$14.64
Other	16	N/M	15	N/M
Total	$2,214	$30.16	$1,878	$31.09

DD&A and Asset Impairments

	Q1 2025	Q1 2024	Change
Oil and gas per Boe	$12.07	$11.57	4%

Oil and gas	$886	$699	27%
Other property and equipment	26	23	12%
Total DD&A	$912	$722	26%

Asset impairments	$254	$—	N/M

DD&A increased in the first quarter of 2025 primarily due to higher volumes driven by the Grayson Mill acquisition and new well activity across our portfolio.

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. As a result, our annual DD&A will be reduced by approximately $15 million and our net financing costs will be reduced by approximately $20 million due to the extinguishment of the associated financing lease. See Note 5 in "Part I. Financial Information – Item 1. Financial Statements" of this report for further discussion.

G&A

	Q1 2025	Q1 2024	Change
G&A per Boe	$1.77	$1.89	-6%

Labor and benefits	$70	$63	11%
Non-labor	60	51	18%
Total	$130	$114	14%

G&A increased in the first quarter of 2025 primarily due to higher employee compensation, driven in part by inflationary adjustments and the Grayson Mill acquisition. However, our G&A per Boe rate decreased due to the Grayson Mill acquisition efficiently expanding our operating scale and production.

Other Items

	Q1 2025	Q1 2024	Change in earnings
Commodity hedge valuation changes (1)	$(88)	$(169)	$81
Marketing and midstream operations	(12)	(21)	9
Exploration expenses	10	9	(1)
Asset dispositions	2	1	(1)
Net financing costs	123	76	(47)
Other, net	27	22	(5)
			$36
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

Income Taxes

	Q1 2025	Q1 2024
Current expense	$96	$119
Deferred expense	41	40
Total expense	$137	$159
Current tax rate	15%	16%
Deferred tax rate	6%	5%
Effective income tax rate	21%	21%

For information on income taxes, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Operating cash flow	$1,942	$1,738
Capital expenditures	(934)	(894)
Acquisitions of property and equipment	(8)	(8)
Divestitures of property and equipment	133	17
Investment activity, net	7	(36)
Repurchases of common stock	(301)	(205)
Common stock dividends	(163)	(299)
Noncontrolling interest activity, net	5	5
Repayment of finance lease	(274)	—
Other	(19)	(44)
Net change in cash, cash equivalents and restricted cash	$388	$274
Cash, cash equivalents and restricted cash at end of period	$1,234	$1,149

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for share repurchases and dividends.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2025	2024
Delaware Basin	$468	$534
Rockies	222	75
Eagle Ford	151	157
Anadarko Basin	45	60
Other	1	2
Total oil and gas	887	828
Midstream	32	37
Other	15	29
Total capital expenditures	$934	$894

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first three months of 2025 represented approximately 48% of our operating cash flow.

Divestitures of Property and Equipment

During the first three months of 2025, we generated $133 million in proceeds primarily from the sale of headquarters-related real estate assets as part of our real estate rationalization initiatives. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first three months of 2025 and 2024, we received $20 million in contingent earnout payments related to assets previously sold. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Repayment of Finance Lease

During the first three months of 2025, we paid $274 million in cash to extinguish a financing lease related to a headquarters-related real estate asset as part of our real estate rationalization initiatives. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first three months of 2025 and 2024, Devon received distributions from our investments of $9 million and $11 million, respectively. Devon contributed $2 million and $47 million to our investments during the first three months of 2025 and 2024, respectively.

Shareholder Distributions and Stock Activity

We repurchased approximately 8.5 million shares of common stock for $301 million and approximately 4.4 million shares of common stock for $193 million under the share repurchase program authorized by our Board of Directors in the first three months of 2025 and 2024, respectively. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the first quarter of 2025 and 2024. Devon most recently raised its fixed dividend by 9% from $0.22 to $0.24 per share in the first quarter of 2025.

	Dividends	Rate Per Share
2025:
First quarter	$163	$0.24
2024:
First quarter (1)	$299	$0.44
(1)
In the first quarter of 2024, Devon paid a variable dividend of $0.22 per share for a total of $156 million in addition to its fixed dividend.

Noncontrolling Interest Activity, net

During the first three months of 2025 and 2024, we distributed $9 million and $7 million, respectively, to our noncontrolling interests in CDM. During the first three months of 2025 and 2024, we received $14 million and $12 million, respectively, in contributions from our noncontrolling interests.

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

To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we recently announced a business optimization plan which is anticipated to improve our annual pre-tax cash flow by $1.0 billion. These optimization initiatives will be primarily focused on capital efficiencies, production optimization, commercial opportunities and corporate cost reductions. These savings are on track to be achieved by the end of 2026 with approximately $400 million expected to be completed by the end of 2025.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the first quarter of 2025, we held approximately $1.2 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

Commodity Prices – The most uncertain and volatile variables for our operating cash flow are the prices of the oil, gas and NGLs we produce and sell. Prices are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather, changes in public policy, including the imposition of tariffs by the U.S. or other countries, and other highly variable factors influence market conditions for these products. These factors, which are difficult to predict, create volatility in prices and are beyond our control.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2025 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. We remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2025. However, if commodity prices decline further, we will adapt our plan by reducing activity in order to maximize free cash flow.

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

Additionally, the economic uncertainty in global trade arising from geopolitical events and shifting trade policies, such as the imposition of tariffs by the U.S., may contribute to higher inflation rates and disrupt supply chains, negatively impacting our cash flow. While we actively work to mitigate the impact of these potential risks through operational efficiencies gained from the scale of our operations as well as by leveraging long-standing relationships with our suppliers, the ultimate impacts remain uncertain.

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

Credit Availability

As of March 31, 2025, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2025, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

In May 2025, Devon announced a cash dividend in the amount of $0.24 per share payable in the second quarter of 2025 and will total approximately $154 million.

Our Board of Directors has authorized a $5.0 billion share repurchase program that expires on June 30, 2026. Through April 2025, we had executed $3.7 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2025 is expected to be approximately $2.7 billion to $2.9 billion.

Investment Divestiture

On May 5, 2025, Devon agreed to sell its investment in Matterhorn for approximately $375 million. The transaction is expected to close by the end of the second quarter, subject to customary closing conditions. Proceeds from the divestiture will be used to further strengthen our investment-grade financial position.

Critical Accounting Estimates

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

For additional information regarding our critical accounting policies and estimates, see our 2024 Annual Report on Form 10-K.

Non-GAAP Measures

We utilize “core earnings attributable to Devon” and “core earnings per share attributable to Devon” that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, non-cash asset impairments (including unproved asset impairments), deferred tax asset valuation allowance, fair value changes in derivative financial instruments and restructuring and transaction costs.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended March 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2025:
Earnings attributable to Devon (GAAP)	$646	$509	$494	$0.77
Adjustments:
Asset dispositions	2	1	1	—
Asset and exploration impairments	259	202	202	0.31
Fair value changes in financial instruments	88	68	68	0.11
Restructuring and transaction costs	18	14	14	0.02
Core earnings attributable to Devon (Non-GAAP)	$1,013	$794	$779	$1.21
2024:
Earnings attributable to Devon (GAAP)	$768	$609	$596	$0.94
Adjustments:
Asset dispositions	1	1	1	—
Deferred tax asset valuation allowance	—	(1)	(1)	—
Fair value changes in financial instruments	172	134	134	0.22
Core earnings attributable to Devon (Non-GAAP)	$941	$743	$730	$1.16

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended March 31,
	2025	2024
Net earnings (GAAP)	$509	$609
Financing costs, net	123	76
Income tax expense	137	159
Exploration expenses	10	9
Depreciation, depletion and amortization	912	722
Asset impairments	254	—
Asset dispositions	2	1
Share-based compensation	24	24
Derivative and financial instrument non-cash valuation changes	88	169
Accretion on discounted liabilities and other	27	22
EBITDAX (Non-GAAP)	2,086	1,791
Marketing and midstream revenues and expenses, net	12	21
Commodity derivative cash settlements	10	(24)
General and administrative expenses, cash-based	106	90
Field-level cash margin (Non-GAAP)	$2,214	$1,878

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2025, we have commodity derivatives that pertain to a portion of our estimated production for the last nine months of 2025, as well as for 2026. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2025, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $275 million.

Interest Rate Risk

At March 31, 2025, we had total debt of $8.9 billion. Of this debt, $7.9 billion was comprised of debentures and notes that have fixed interest rates which averaged 5.7%. We also have a $1.0 billion Term Loan which has a variable interest rate that is adjusted monthly. The interest rate on the Term Loan was 5.8% at March 31, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2025 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2024 Annual Report on Form 10-K, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Please see our 2024 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2025 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,878	$35.83	1,876	$1,589
February 1 - February 28	3,387	$35.56	2,862	$1,487
March 1 - March 31	3,772	$34.73	3,767	$1,356
Total	9,037	$35.27	8,505

(1)
In addition to shares purchased under the share repurchase program described below, these amounts include approximately 0.5 million shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, including most recently in July 2024, Devon's Board of Directors expanded the share repurchase program authorization to $5.0 billion, with a June 30, 2026 expiration date. In the first quarter of 2025, we repurchased 8.5 million common shares for $301 million, or $35.33 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1

Extension Agreement, dated as of March 24, 2025, to the Amended and Restated Credit Agreement, dated as of March 24, 2023, among Devon Energy Corporation, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and each Lender and L/C Issuer from time to time party thereto, with respect to Borrower’s extension of the maturity date from March 24, 2029 to March 24, 2030.

10.2*

2025 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (EVP form).

10.3*

2025 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (SVP form).

10.4*

2025 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (EVP form).

10.5*

2025 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (SVP form).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: May 7, 2025	/s/ John B. Sherrer
John B. Sherrer
Vice President, Accounting and Controller