Form 10-Q
period 2025-06-30
DEVON ENERGY CORP/DE
filed 2025-08-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

On July 23, 2025, 634.8 million shares of common stock were outstanding.

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

“OBBB” means One Big Beautiful Bill Act.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Oil, gas and NGL sales	$2,710	$2,796	$5,836	$5,425
Oil, gas and NGL derivatives	236	23	138	(122)
Marketing and midstream revenues	1,338	1,098	2,762	2,210
Total revenues	4,284	3,917	8,736	7,513
Production expenses	899	788	1,811	1,539
Exploration expenses	20	3	30	12
Marketing and midstream expenses	1,357	1,108	2,793	2,241
Depreciation, depletion and amortization	914	768	1,826	1,490
Asset impairments	—	—	254	—
Asset dispositions	(307)	15	(305)	16
General and administrative expenses	113	114	243	228
Financing costs, net	116	76	239	152
Other, net	11	5	38	27
Total expenses	3,123	2,877	6,929	5,705
Earnings before income taxes	1,161	1,040	1,807	1,808
Income tax expense	244	185	381	344
Net earnings	917	855	1,426	1,464
Net earnings attributable to noncontrolling interests	18	11	33	24
Net earnings attributable to Devon	$899	$844	$1,393	$1,440
Net earnings per share:
Basic net earnings per share	$1.42	$1.35	$2.18	$2.29
Diluted net earnings per share	$1.41	$1.34	$2.17	$2.29
Comprehensive earnings:
Net earnings	$917	$855	$1,426	$1,464
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	2	2
Other comprehensive earnings, net of tax	1	1	2	2
Comprehensive earnings:	$918	$856	$1,428	$1,466
Comprehensive earnings attributable to noncontrolling interests	18	11	33	24
Comprehensive earnings attributable to Devon	$900	$845	$1,395	$1,442

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,759	$846
Accounts receivable	1,853	1,972
Inventory	327	294
Other current assets	384	315
Total current assets	4,323	3,427
Oil and gas property and equipment, based on successful efforts accounting, net	23,428	23,198
Other property and equipment, net ($203 million and $178 million related to CDM in 2025 and 2024, respectively)	1,687	1,813
Total property and equipment, net	25,115	25,011
Goodwill	753	753
Right-of-use assets	185	303
Investments	640	727
Other long-term assets	374	268
Total assets	$31,390	$30,489
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$885	$806
Revenues and royalties payable	1,440	1,432
Short-term debt	485	485
Income taxes payable	190	23
Other current liabilities	537	563
Total current liabilities	3,537	3,309
Long-term debt	8,393	8,398
Lease liabilities	113	320
Asset retirement obligations	839	770
Other long-term liabilities	1,008	840
Deferred income taxes	2,208	2,148
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 636 million and 651 million shares in 2025 and 2024, respectively	64	65
Additional paid-in capital	5,864	6,387
Retained earnings	9,252	8,166
Accumulated other comprehensive loss	(120)	(122)
Total stockholders’ equity attributable to Devon	15,060	14,496
Noncontrolling interests	232	208
Total equity	15,292	14,704
Total liabilities and equity	$31,390	$30,489

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net earnings	$917	$855	$1,426	$1,464
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	914	768	1,826	1,490
Asset impairments	—	—	254	—
Leasehold impairments	7	1	12	1
Accretion of liabilities	3	—	9	—
Total (gains) losses on commodity derivatives	(236)	(23)	(138)	122
Cash settlements on commodity derivatives	67	54	57	78
(Gains) losses on asset dispositions	(307)	15	(305)	16
Deferred income tax expense	18	39	59	79
Share-based compensation	23	27	53	51
Other	5	—	(17)	3
Changes in assets and liabilities, net	134	(201)	251	(31)
Net cash from operating activities	1,545	1,535	3,487	3,273
Cash flows from investing activities:
Capital expenditures	(956)	(948)	(1,890)	(1,842)
Acquisitions of property and equipment	(16)	(82)	(24)	(90)
Divestitures of property, equipment and investments	372	1	505	18
Distributions from investments	11	11	20	22
Contributions to investments and other	(8)	(1)	(10)	(48)
Net cash from investing activities	(597)	(1,019)	(1,399)	(1,940)
Cash flows from financing activities:
Repurchases of common stock	(249)	(256)	(550)	(461)
Dividends paid on common stock	(156)	(223)	(319)	(522)
Contributions from noncontrolling interests	—	12	14	24
Distributions to noncontrolling interests	(14)	(19)	(23)	(26)
Repayment of finance lease	—	—	(274)	—
Shares exchanged for tax withholdings and other	(5)	(9)	(24)	(51)
Net cash from financing activities	(424)	(495)	(1,176)	(1,036)
Effect of exchange rate changes on cash	1	(1)	1	(3)
Net change in cash, cash equivalents and restricted cash	525	20	913	294
Cash, cash equivalents and restricted cash at beginning of period	1,234	1,149	846	875
Cash, cash equivalents and restricted cash at end of period	$1,759	$1,169	$1,759	$1,169

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,713	$1,140	$1,713	$1,140
Restricted cash	46	29	46	29
Total cash, cash equivalents and restricted cash	$1,759	$1,169	$1,759	$1,169

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended June 30, 2025
Balance as of March 31, 2025	644	$64	$6,096	$8,506	$(121)	$—	$228	$14,773
Net earnings	—	—	—	899	—	—	18	917
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	(1)	—	—	(254)	—	(255)
Common stock retired	(8)	—	(254)	—	—	254	—	—
Common stock dividends	—	—	—	(153)	—	—	—	(153)
Share-based compensation	—	—	23	—	—	—	—	23
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Balance as of June 30, 2025	636	$64	$5,864	$9,252	$(120)	$—	$232	$15,292
Three Months Ended June 30, 2024
Balance as of March 31, 2024	633	$63	$5,718	$6,509	$(123)	$—	$174	$12,341
Net earnings	—	—	—	844	—	—	11	855
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	(3)	—	—	(264)	—	(267)
Common stock retired	(5)	—	(264)	—	—	264	—	—
Common stock dividends	—	—	—	(221)	—	—	—	(221)
Share-based compensation	—	—	27	—	—	—	—	27
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
Balance as of June 30, 2024	628	$63	$5,478	$7,132	$(122)	$—	$178	$12,729
Six Months Ended June 30, 2025
Balance as of December 31, 2024	651	$65	$6,387	$8,166	$(122)	$—	$208	$14,704
Net earnings	—	—	—	1,393	—	—	33	1,426
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(4)	—	—	(573)	—	(577)
Common stock retired	(17)	(1)	(572)	—	—	573	—	—
Common stock dividends	—	—	—	(307)	—	—	—	(307)
Share-based compensation	—	—	53	—	—	—	—	53
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Balance as of June 30, 2025	636	$64	$5,864	$9,252	$(120)	$—	$232	$15,292
Six Months Ended June 30, 2024
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217
Net earnings	—	—	—	1,440	—	—	24	1,464
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(4)	—	—	(496)	—	(500)
Common stock retired	(11)	(1)	(508)	—	—	509	—	—
Common stock dividends	—	—	—	(503)	—	—	—	(503)
Share-based compensation	1	—	51	—	—	—	—	51
Contributions from noncontrolling interests	—	—	—	—	—	—	24	24
Distributions to noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Balance as of June 30, 2024	628	$63	$5,478	$7,132	$(122)	$—	$178	$12,729

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2024 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2025 and 2024 and Devon’s financial position as of June 30, 2025.

On September 27, 2024, Devon acquired the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion, consisting of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock, including purchase price adjustments. The transaction was accounted for using the acquisition method of accounting. See Note 2 for further discussion.

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

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil	$2,174	$2,413	$4,588	$4,602
Gas	178	57	487	185
NGL	358	326	761	638
Oil, gas and NGL sales	2,710	2,796	5,836	5,425

Oil	859	801	1,777	1,608
Gas	246	100	517	221
NGL	233	197	468	381
Marketing and midstream revenues	1,338	1,098	2,762	2,210
Total revenues from contracts with customers	$4,048	$3,894	$8,598	$7,635

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

Purchase Price Allocation

This transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Grayson Mill and its subsidiaries were recorded at their respective fair values as of the date of completion of the acquisition and added to Devon’s. Determining the fair value of the assets and liabilities of Grayson Mill required judgment and certain assumptions to be made, the most significant of these being related to the valuation of Grayson Mill’s oil and gas properties. The inputs and assumptions related to the oil and gas properties were categorized as level 3 in the fair value hierarchy.

The following table represents the allocation of the total purchase price of Grayson Mill to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

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

Asset Exchange

On April 1, 2025, Devon and BPX Energy dissolved their partnership and divided their acreage in the Eagle Ford Blackhawk field located in Texas' DeWitt County, resulting in increased operational flexibility for both parties. The assets exchanged were in close proximity and shared similar geological characteristics. The transaction was accounted for as an equal, non-monetary exchange, as it did not result in a significant change to the risks, expected future cash flows or the timing of those cash flows, and therefore was determined to lack commercial substance. As a result, the new acreage and underlying property costs were recorded at the historical cost of the assets exchanged.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Divestiture of Matterhorn Investment

During the second quarter of 2025, Devon sold its investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions on the accompanying consolidated statements of comprehensive earnings. For additional information, see Note 12.

Contingent Earnout Payments

Devon was entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021, and had a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first six months of both 2025 and 2024.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of June 30, 2025, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

Commodity Derivatives

As of June 30, 2025, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2025	9,000	$71.52	105,000	$66.35	$75.36

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2025	13,000	$50.77	$65.00	$77.37
Q1-Q4 2026	76,984	$50.23	$60.39	$72.82

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2025	Midland Sweet	63,000	$1.00
Q3-Q4 2025	NYMEX Roll	11,484	$1.04
Q1-Q4 2026	Midland Sweet	46,000	$1.10
Q1-Q4 2027	Midland Sweet	10,000	$1.05

As of June 30, 2025, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2025	273,500	$3.45	170,000	$3.00	$3.80
Q1-Q4 2026	247,500	$3.80	160,000	$3.14	$4.88

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2025	Houston Ship Channel	230,000	$(0.35)
Q3-Q4 2025	WAHA	200,000	$(1.53)
Q1-Q4 2026	Houston Ship Channel	50,000	$(0.29)
Q1-Q4 2026	WAHA	70,000	$(1.76)

As of June 30, 2025, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q3-Q4 2025	Natural Gasoline	3,000	$63.35
Q3-Q4 2025	Normal Butane	323	$39.90
Q3-Q4 2025	Propane	3,000	$32.29

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The table below presents a summary of these positions as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$190	$(29)	$161	$78	$(23)	$55	Other current assets
Long-term derivative asset	10	(5)	5	5	(4)	1	Other long-term assets
Short-term derivative liability	(55)	29	(26)	(37)	23	(14)	Other current liabilities
Long-term derivative liability	(41)	5	(36)	(23)	4	(19)	Other long-term liabilities
Total derivative asset	$104	$—	$104	$23	$—	$23

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Six Months Ended June 30,
	2025	2024
G&A	$46	$50
Exploration expenses	—	1
Restructuring and transaction costs	7	—
Total	$53	$51

Related income tax benefit	$8	$18

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/24	4,107	$45.31	1,179		$67.38
Granted	2,530	$34.17	510		$45.92
Vested	(1,690)	$40.25	(272)		$68.68
Forfeited	(127)	$40.82	(110)		$66.68
Unvested at 6/30/25	4,820	$41.35	1,307	(1)	$58.79

(1)
A maximum of 2.6 million common shares could be awarded based upon Devon’s final TSR ranking.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the assumptions related to the performance share units granted in 2025, as indicated in the previous summary table.

2025
Grant-date fair value	$45.92
Risk-free interest rate	4.29%
Volatility factor	38.70%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2025.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$140	$26
Weighted average period for recognition (years)	2.8	2.2

5.
Asset Impairments

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets, triggering assets held for sale and recording asset impairments of $254 million. Both transactions closed in the first quarter of 2025 and generated aggregate sales proceeds of $120 million.

6.
Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings before income taxes	$1,161	$1,040	$1,807	$1,808

Current income tax expense	$226	$146	$322	$265
Deferred income tax expense	18	39	59	79
Total income tax expense	$244	$185	$381	$344

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	1%	1%	1%	1%
Income tax credits	(1%)	(4%)	(1%)	(3%)
Effective income tax rate	21%	18%	21%	19%

The increase in current income tax expense during the second quarter of 2025 is due to the sale of Devon’s investment in Matterhorn. For additional information, see Note 12.

On July 4, 2025, the OBBB was signed into law. The OBBB includes permanent reinstatement of 100% bonus depreciation and the expensing of domestic research costs. Devon is currently assessing the effects of the OBBB and, based on the enactment date, will recognize the impacts beginning in the third quarter of 2025. Devon anticipates that its current tax rates will be lower for the remainder of 2025 and in future periods.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$899	$844	$1,393	$1,440
Common shares:
Average common shares outstanding - basic	635	626	640	628
Dilutive effect of potential common shares issuable	1	2	1	2
Average common shares outstanding - diluted	636	628	641	630
Net earnings per share available to common shareholders:
Basic	$1.42	$1.35	$2.18	$2.29
Diluted	$1.41	$1.34	$2.17	$2.29

8.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(121)	$(123)	$(122)	$(124)
Recognition of net actuarial loss and prior service cost in earnings (1)	2	2	3	3
Income tax expense	(1)	(1)	(1)	(1)
Accumulated other comprehensive loss, net of tax	$(120)	$(122)	$(120)	$(122)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.
9.
Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Changes in assets and liabilities, net:
Accounts receivable	$183	$81	$120	$(15)
Other current assets	15	(84)	(20)	(107)
Other long-term assets	(16)	(16)	(101)	33
Accounts payable and revenues and royalties payable	(162)	42	86	185
Other current liabilities	141	(224)	84	(108)
Other long-term liabilities	(27)	—	82	(19)
Total	$134	$(201)	$251	$(31)
Supplementary cash flow data:
Interest paid	$101	$112	$261	$175
Income taxes paid	$152	$388	$152	$384

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.
Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2025	December 31, 2024
Oil, gas and NGL sales	$1,048	$1,130
Joint interest billings	282	341
Marketing and midstream revenues	505	465
Other	25	42
Gross accounts receivable	1,860	1,978
Allowance for doubtful accounts	(7)	(6)
Net accounts receivable	$1,853	$1,972

11.
Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2025	December 31, 2024
Property and equipment:
Proved	$55,745	$53,647
Unproved and properties under development	2,733	2,814
Total oil and gas	58,478	56,461
Less accumulated DD&A	(35,050)	(33,263)
Oil and gas property and equipment, net	23,428	23,198
Other property and equipment	2,565	2,671
Less accumulated DD&A	(878)	(858)
Other property and equipment, net (1)	1,687	1,813
Property and equipment, net	$25,115	$25,011

(1)
$203 million and $178 million related to CDM in 2025 and 2024, respectively.
12.
Investments

The following table presents Devon's investments shown on the consolidated balance sheets.

		Carrying Amount
Investments	% Interest	June 30, 2025	December 31, 2024
Catalyst	50%	$261	$273
Water JV	30%	223	216
Fervo	17%	108	115
Matterhorn	12.5%	—	69
Other	Various	48	54
Total		$640	$727

During the second quarter of 2025, Devon sold its investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions in the accompanying consolidated statements of comprehensive earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes, debentures and Term Loan reflected below are senior, unsecured obligations of Devon.

	June 30, 2025	December 31, 2024
5.85% due December 15, 2025	$485	$485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.20% due September 15, 2034	1,250	1,250
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	1,000
Term Loan due September 25, 2026	1,000	1,000
Net premium on debentures and notes	30	37
Debt issuance costs	(51)	(53)
Total debt	$8,878	$8,883
Less amount classified as short-term debt	485	485
Total long-term debt	$8,393	$8,398

Credit Lines

Devon has a $3.0 billion revolving Senior Credit Facility, and, in the first quarter of 2025, Devon exercised its option to extend the Senior Credit Facility maturity date from March 24, 2029 to March 24, 2030. Devon has the option to extend the March 24, 2030 maturity date by an additional year subject to lender consent. As of June 30, 2025, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $4 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon's ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of June 30, 2025, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 25.9%.

Term Loan Credit Agreement

In August 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. In connection with the borrowing of the Term Loan, the undrawn commitments under the Term Loan Credit Agreement automatically terminated. The Term Loan bears interest at a rate based on term SOFR plus a spread adjustment that varies based on Devon's credit ratings. The interest rate on the Term Loan was 5.8% as of June 30, 2025.

The Term Loan Credit Agreement contains substantially the same financial covenant as the Senior Credit Facility. As of June 30, 2025, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 25.9%.

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

In September 2025, Devon will early redeem the $485 million of 5.85% senior notes due in December 2025 pursuant to the “par-call” rights set forth in the indenture document.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net financing costs:
Interest based on debt outstanding	$126	$88	$253	$175
Interest income	(14)	(14)	(24)	(27)
Other	4	2	10	4
Total net financing costs	$116	$76	$239	$152

14.
Leases

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. As of June 30, 2025, Devon’s financing lease right-of-use assets primarily relate to equipment related to the exploration, development and production of oil and gas. During the first quarter of 2025, Devon extinguished an approximately $300 million real estate finance lease by making a cash payment of $274 million and recognized a gain on early lease extinguishment in other, net related to the difference on the accompanying consolidated statement of comprehensive earnings. For additional information, see Note 5.

The following table presents Devon’s right-of-use assets and lease liabilities as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$18	$167	$185	$248	$55	$303
Lease liabilities:
Current lease liabilities (1)	$5	$67	$72	$25	$28	$53
Long-term lease liabilities	13	100	113	293	27	320
Total lease liabilities (2)	$18	$167	$185	$318	$55	$373

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of June 30, 2025 and are therefore excluded from the amounts shown above.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2025	2024
Asset retirement obligations as of beginning of period	$807	$665
Liabilities incurred	21	15
Liabilities settled and divested	(22)	(16)
Revision and reclassification of estimated obligation	55	35
Accretion expense on discounted obligation	24	18
Asset retirement obligations as of end of period	885	717
Less current portion	46	26
Asset retirement obligations, long-term	$839	$691

During the first six months of 2025 and 2024, Devon increased its asset retirement obligations by approximately $55 million and $35 million, respectively, primarily due to changes in current cost estimates and future retirement dates for its oil and gas assets.

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

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	$61.36
2023	19,350	992	$51.23
2024:
First quarter	4,428	193	$43.47
Second quarter	5,188	256	$49.40
Third quarter	6,675	295	$44.23
Fourth quarter	7,653	300	$39.22
2024 Total	23,944	1,044	$43.61
2025:
First quarter	8,505	301	$35.33
Second quarter	7,866	249	$31.78
2025 Total	16,371	550	$33.62
Total plan	85,356	$3,893	$45.62

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

Devon pays a quarterly dividend which can be comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 9% from $0.22 to $0.24 per share in the first quarter of 2025. The following table summarizes Devon’s dividends for the first six months of 2025 and 2024, respectively.

	Dividends	Rate Per Share
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Total year-to-date	$319
2024:
First quarter	$299	$0.44
Second quarter	223	$0.35
Total year-to-date (1)	$522
(1)
During the first six months of 2024, Devon paid variable dividends totaling $241 million in addition to its recurring fixed dividend.

In August 2025, Devon announced a fixed cash dividend in the amount of $0.24 per share for approximately $151 million payable in the third quarter of 2025.

Noncontrolling Interests

The noncontrolling interests’ share of CDM’s net earnings and the contributions from and distributions to the noncontrolling interests are presented as components of equity.

On August 1, 2025, Devon completed the acquisition of all the outstanding noncontrolling interests in CDM for $260 million. As a result of this transaction, Devon owns 100% of the equity interests in CDM. The acquisition of the noncontrolling interests will be accounted for as an equity transaction. Accordingly, the difference between the carrying amount of the noncontrolling interests and the consideration paid will be recognized in Devon's additional paid in capital in the consolidated balance sheet.

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of June 30, 2025, Devon has accrued approximately $40 million in other current liabilities pertaining to such royalty matters.

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

In March 2025, Devon received an order from the Department of the Interior, Bureau of Safety and Environmental Enforcement to decommission assets located on certain federal leases in the East Bay Field (the “Federal Assets”). As a result, during the first quarter of 2025, Devon recorded a contingent liability of $125 million within other liabilities in the consolidated balance sheet, reflecting the estimated costs of decommissioning the Federal Assets. The Company expects to be able to access funds available under certain bonds and a cash security account as and when Devon performs and pays these decommissioning obligations. Devon believes the funds will likely cover approximately $100 million of the estimated decommissioning costs for the Federal Assets. Accordingly, during the first quarter of 2025, Devon recorded an approximately $100 million receivable related to these sources of funds within other assets in the consolidated balance sheet. The remaining $25 million difference of the recorded decommissioning obligation and such sources of funds was recognized in the first quarter of 2025 in other, net on the consolidated statement of comprehensive earnings. Devon may also be required to perform or fund decommissioning obligations associated with the East Bay Field under state and federal regulations applicable to predecessor operators beyond amounts accrued. Factors impacting this contingency include, among others: (i) the ultimate outcome of the ongoing bankruptcy proceedings, including with respect to state lease assets included in the East Bay Field, (ii) the actual costs to decommission the Federal Assets relative to the estimates, which are subject to numerous assumptions and uncertainties, and (iii) Devon's ability to successfully access funds under decommissioning bonds and other sources.

As of June 30, 2025, Devon has accrued approximately $200 million of contingent liabilities related to such decommissioning legacy matters, including liabilities associated with the East Bay Field.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2025 and December 31, 2024, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2025 assets (liabilities):
Cash equivalents	$1,192	$1,192	$1,192	$—	$—
Commodity derivatives	$166	$166	$—	$166	$—
Commodity derivatives	$(62)	$(62)	$—	$(62)	$—
Debt	$(8,878)	$(8,600)	$—	$(8,600)	$—
December 31, 2024 assets (liabilities):
Cash equivalents	$319	$319	$319	$—	$—
Commodity derivatives	$56	$56	$—	$56	$—
Commodity derivatives	$(33)	$(33)	$—	$(33)	$—
Debt	$(8,883)	$(8,520)	$—	$(8,520)	$—
Contingent earnout payments	$20	$20	$—	$—	$20

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

Debt – Devon’s debt instruments do not consistently trade actively in an established market. The fair values of our debt are estimated based on rates available for debt with similar terms and maturity when active trading is not available. Our variable rate debt is non-public and consists of our Term Loan. The fair value of our variable rate debt approximates the carrying value as the underlying SOFR resets every month based on the prevailing market rate.

Level 3 Fair Value Measurements

Contingent Earnout Payments – Devon had the right to receive contingent consideration related to the Barnett asset divestiture based on future oil and gas prices. These values were derived using a Monte Carlo valuation model and qualified as a level 3 fair value measurement. For additional information, see Note 2.

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

The following table reflects Devon's net earnings, assets and capital expenditures for the time periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$4,284	$3,917	$8,736	$7,513

LOE	483	383	962	763
Gathering, processing & transportation	219	197	423	377
Production and property taxes	197	208	426	399
Total significant expenses	899	788	1,811	1,539
Marketing and midstream expenses	1,357	1,108	2,793	2,241
DD&A	914	768	1,826	1,490
G&A	113	114	243	228
Financing costs, net	116	76	239	152
Income tax expense	244	185	381	344
Other segment items (1)	(276)	23	17	55
Total expenses	3,367	3,062	7,310	6,049

Net earnings	$917	$855	$1,426	$1,464

Total assets	$31,390	$25,162	$31,390	$25,162

Capital expenditures, including acquisitions	$948	$971	$1,920	$1,916
(1)
Other segment items included in segment net earnings are exploration expenses, asset impairments, asset dispositions and other, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2025 compared to previous periods, and in our financial condition and liquidity since December 31, 2024. For information regarding our critical accounting policies and estimates, see our 2024 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On September 27, 2024, we acquired the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion, consisting of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock, including purchase price adjustments. The acquisition has allowed us to efficiently expand our oil production and operating scale, creating immediate and long-term, sustainable value to shareholders.

As evidenced by this acquisition, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing operational excellence. Our recent performance highlights for these priorities include the following items for the second quarter of 2025:

•
Production totaled 841 MBoe/d, exceeding guidance by 3%.
•
As of June 30, 2025, completed approximately 78% of our authorized $5.0 billion share repurchase program with approximately 85.4 million of our common shares purchased for approximately $3.9 billion, or $45.62 per share since inception of the plan.
•
Exited with $4.8 billion of liquidity, including $1.8 billion of cash.
•
Generated $1.5 billion of operating cash flow and $6.8 billion for the past twelve trailing months.
•
Received $372 million of cash proceeds from the sale of our investment in Matterhorn.
•
Paid dividends of $156 million and have declared approximately $151 million of dividends to be paid in the third quarter of 2025.
•
Earnings attributable to Devon were $899 million, or $1.41 per diluted share.
•
Core earnings (Non-GAAP) were $536 million, or $0.84 per diluted share.

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices which can be volatile due to several varying factors. During the first six months of 2025, commodity prices have experienced heightened volatility and declines, driven primarily by economic uncertainty in global trade arising from geopolitical events and shifting trade policies, such as the imposition of tariffs by the U.S. and planned oil output increases by OPEC+. Despite the potential negative impacts of higher inflation rates and supply chain disruptions created by these developments, we remain committed to capital discipline and delivering the objectives that underpin our current plan. Our disciplined, returns-driven strategy is designed to adapt to market fluctuations by reducing activity when necessary to maximize free cash flow generation. We will continue to prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events. Our cash-return objectives remain focused on opportunistic share repurchases, funding our dividends, repaying debt at upcoming maturities and building cash balances.

To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we announced a business optimization plan which is anticipated to improve our annual pre-tax cash flow by $1.0 billion. The plan includes actions to achieve more efficient field-level operations and improvements in drilling and completion costs while improving operating margins and corporate costs. These savings are on track to be achieved by the end of 2026 with approximately $400 million expected to be completed by the end of 2025.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q2 2025 vs. Q1 2025

Our second quarter 2025 and first quarter 2025 net earnings were $917 million and $509 million, respectively. The graph below shows the change in net earnings from the first quarter of 2025 to the second quarter of 2025. The material changes are further discussed by category on the following pages.

Production Volumes

	Q2 2025	% of Total	Q1 2025	Change
Oil (MBbls/d)
Delaware Basin	228	59%	216	5%
Rockies	104	27%	112	-7%
Eagle Ford	39	10%	45	-12%
Anadarko Basin	13	3%	11	9%
Other	3	1%	4	N/M
Total	387	100%	388	0%

	Q2 2025	% of Total	Q1 2025	Change
Gas (MMcf/d)
Delaware Basin	823	59%	744	11%
Rockies	228	16%	233	-2%
Eagle Ford	62	5%	117	-47%
Anadarko Basin	274	20%	252	9%
Other	1	0%	—	N/M
Total	1,388	100%	1,346	3%

	Q2 2025	% of Total	Q1 2025	Change
NGLs (MBbls/d)
Delaware Basin	133	60%	118	13%
Rockies	47	21%	44	6%
Eagle Ford	11	5%	15	-29%
Anadarko Basin	31	14%	26	21%
Other	—	0%	—	N/M
Total	222	100%	203	9%

	Q2 2025	% of Total	Q1 2025	Change
Combined (MBoe/d)
Delaware Basin	498	59%	458	9%
Rockies	189	23%	195	-3%
Eagle Ford	60	7%	79	-24%
Anadarko Basin	90	11%	79	14%
Other	4	0%	4	N/M
Total	841	100%	815	3%

From the first quarter of 2025 to the second quarter of 2025, the change in volumes contributed to a $78 million increase in earnings. The increase in volumes was primarily due to new well activity in the Delaware and Anadarko Basins.

Realized Prices

	Q2 2025	Realization	Q1 2025	Change
Oil (per Bbl)
WTI index	$63.95		$71.50	-11%
Realized price, unhedged	$61.70	96%	$69.13	-11%
Cash settlements	$1.27		$0.02
Realized price, with hedges	$62.97	98%	$69.15	-9%

	Q2 2025	Realization	Q1 2025	Change
Gas (per Mcf)
Henry Hub index	$3.44		$3.65	-6%
Realized price, unhedged	$1.41	41%	$2.55	-45%
Cash settlements	$0.15		$(0.07)
Realized price, with hedges	$1.56	45%	$2.48	-37%

	Q2 2025	Realization	Q1 2025	Change
NGLs (per Bbl)
WTI index	$63.95		$71.50	-11%
Realized price, unhedged	$17.71	28%	$22.03	-20%
Cash settlements	$0.11		$(0.10)
Realized price, with hedges	$17.82	28%	$21.93	-19%

	Q2 2025	Q1 2025	Change
Combined (per Boe)
Realized price, unhedged	$35.43	$42.58	-17%
Cash settlements	$0.87	$(0.13)
Realized price, with hedges	$36.30	$42.45	-14%

From the first quarter of 2025 to the second quarter of 2025, realized prices contributed to a $494 million decrease in earnings. Unhedged oil, gas and NGL prices decreased primarily due to lower WTI, Henry Hub and Mont Belvieu index prices, respectively. The decrease in unhedged prices was partially offset by oil, gas and NGL hedge cash settlements.

We currently have approximately 30% and 35% of our remaining anticipated 2025 oil and gas production hedged, respectively. For 2026, we currently have approximately 20% and 30% of our anticipated oil and gas production hedged, respectively.

Hedge Settlements

	Q2 2025	Q1 2025	Change
	Q
Oil	$45	$—	N/M
Natural gas	20	(8)	N/M
NGL	2	(2)	N/M
Total cash settlements (1)	$67	$(10)	N/M
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q2 2025	Q1 2025	Change
LOE	$483	$479	1%
Gathering, processing & transportation	219	204	7%
Production taxes	180	212	-15%
Property taxes	17	17	0%
Total	$899	$912	-1%
Per Boe:
LOE	$6.31	$6.53	-3%
Gathering, processing & transportation	$2.86	$2.78	3%
Percent of oil, gas and NGL sales:
Production taxes	6.6%	6.8%	-2%

Production expenses decreased in the second quarter of 2025 primarily due to lower production taxes resulting from lower commodity prices.

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

	Q2 2025	$ per BOE	Q1 2025	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,114	$24.58	$1,283	$31.13
Rockies	369	$21.45	509	$29.01
Eagle Ford	197	$35.84	270	$37.98
Anadarko Basin	121	$14.85	136	$19.13
Other	10	N/M	16	N/M
Total	$1,811	$23.68	$2,214	$30.16

DD&A and Asset Impairments

	Q2 2025	Q1 2025	Change
Oil and gas per Boe	$11.63	$12.07	-4%

Oil and gas	$890	$886	0%
Other property and equipment	24	26	-9%
Total DD&A	$914	$912	0%

Asset impairments	$—	$254	N/M

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. See Note 5 in "Part I. Financial Information – Item 1. Financial Statements" of this report for further discussion.

G&A

	Q2 2025	Q1 2025	Change
G&A per Boe	$1.47	$1.77	-17%

Labor and benefits	$56	$70	-20%
Non-labor	57	60	-5%
Total	$113	$130	-13%

G&A costs were lower in the second quarter of 2025 primarily due to lower labor and benefit costs.

Other Items

	Q2 2025	Q1 2025	Change in earnings
Commodity hedge valuation changes (1)	$169	$(88)	$257
Marketing and midstream operations	(19)	(12)	(7)
Exploration expenses	20	10	(10)
Asset dispositions	(307)	2	309
Net financing costs	116	123	7
Other, net	11	27	16
			$572
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

During the second quarter of 2025, Devon sold its investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions. The monetization of this investment will not change the terms or conditions of Devon's secured capacity on the pipeline. For additional information, see Note 12 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Income Taxes

	Q2 2025	Q1 2025
Current expense	$226	$96
Deferred expense	18	41
Total expense	$244	$137
Current tax rate	19%	15%
Deferred tax rate	2%	6%
Effective income tax rate	21%	21%

Following the enactment of the OBBB on July 4, 2025, we anticipate our current tax rates will be lower beginning in the third quarter of 2025 and will continue through the remainder of 2025 and future periods. For additional information on income taxes, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

June 30, 2025 YTD vs. June 30, 2024 YTD

Our six months ended June 30, 2025 net earnings were $1.4 billion, compared to net earnings of $1.5 billion for the first six months ended June 30, 2024. The graph below shows the change in net earnings from the six months ended June 30, 2024 to the six months ended June 30, 2025. The material changes are further discussed by category on the following pages.

Production Volumes

	Six Months Ended June 30,
	2025	% of Total	2024	Change
Oil (MBbls/d)
Delaware Basin	222	57%	215	3%
Rockies	108	28%	52	109%
Eagle Ford	42	11%	45	-6%
Anadarko Basin	12	3%	12	-2%
Other	4	1%	3	N/M
Total	388	100%	327	18%

	Six Months Ended June 30,
	2025	% of Total	2024	Change
Gas (MMcf/d)
Delaware Basin	784	57%	703	11%
Rockies	230	17%	85	171%
Eagle Ford	89	7%	86	4%
Anadarko Basin	263	19%	233	13%
Other	1	0%	1	N/M
Total	1,367	100%	1,108	23%

	Six Months Ended June 30,
	2025	% of Total	2024	Change
NGLs (MBbls/d)
Delaware Basin	126	59%	117	8%
Rockies	46	22%	13	245%
Eagle Ford	13	6%	16	-17%
Anadarko Basin	28	13%	28	2%
Other	—	0%	—	N/M
Total	213	100%	174	23%

	Six Months Ended June 30,
	2025	% of Total	2024	Change
Combined (MBoe/d)
Delaware Basin	478	58%	449	7%
Rockies	192	23%	79	143%
Eagle Ford	70	8%	75	-7%
Anadarko Basin	84	10%	79	7%
Other	4	1%	4	N/M
Total	828	100%	686	21%

From the six months ended June 30, 2024 to the six months ended June 30, 2025, the change in volumes contributed to a $1.0 billion increase in earnings. Volumes increased primarily due to the Grayson Mill acquisition in the Rockies, which closed in the third quarter of 2024, as well as new well activity in the Delaware and Anadarko Basins.

Realized Prices

	Six Months Ended June 30,
	2025	Realization	2024	Change
Oil (per Bbl)
WTI index	$67.72		$78.82	-14%
Realized price, unhedged	$65.40	97%	$77.30	-15%
Cash settlements	$0.64		$(0.20)
Realized price, with hedges	$66.04	98%	$77.10	-14%

	Six Months Ended June 30,
	2025	Realization	2024	Change
Gas (per Mcf)
Henry Hub index	$3.55		$2.07	71%
Realized price, unhedged	$1.97	55%	$0.92	115%
Cash settlements	$0.04		$0.44
Realized price, with hedges	$2.01	57%	$1.36	48%

	Six Months Ended June 30,
	2025	Realization	2024	Change
NGLs (per Bbl)
WTI index	$67.72		$78.82	-14%
Realized price, unhedged	$19.76	29%	$20.17	-2%
Cash settlements	$0.01		$0.02
Realized price, with hedges	$19.77	29%	$20.19	-2%

	Six Months Ended June 30,
	2025	2024	Change
Combined (per Boe)
Realized price, unhedged	$38.93	$43.48	-10%
Cash settlements	$0.38	$0.62
Realized price, with hedges	$39.31	$44.10	-11%

From the six months ended June 30, 2024 to the six months ended June 30, 2025, realized prices contributed to a $590 million decrease in earnings. This decrease was primarily due to lower unhedged realized oil prices which decreased primarily due to a lower WTI index price. This decrease was partially offset by an increase in unhedged realized gas prices which was primarily due to higher Henry Hub index prices. Realized prices were also positively impacted by oil and gas hedge cash settlements.

Hedge Settlements

	Six Months Ended June 30,
	2025	2024	Change
Oil	$45	$(12)	N/M
Natural gas	12	89	N/M
NGL	—	1	N/M
Total cash settlements (1)	$57	$78	-27%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Six Months Ended June 30,
	2025	2024	Change
LOE	$962	$763	26%
Gathering, processing & transportation	423	377	12%
Production taxes	392	363	8%
Property taxes	34	36	-6%
Total	$1,811	$1,539	18%
Per Boe:
LOE	$6.42	$6.12	5%
Gathering, processing & transportation	$2.82	$3.02	-7%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.7%	0%

Production expenses increased in the first six months of 2025 primarily due to increased activity in the Rockies related to the Grayson Mill acquisition in addition to new well activity in the Delaware Basin.

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

	Six Months Ended June 30,
	2025	$ per BOE	2024	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$2,397	$27.70	$2,621	$32.09
Rockies	878	$25.27	448	$31.14
Eagle Ford	467	$37.05	570	$41.99
Anadarko Basin	257	$16.85	217	$15.09
Other	26	N/M	30	N/M
Total	$4,025	$26.85	$3,886	$31.14

DD&A and Asset Impairments

	Six Months Ended June 30,
	2025	2024	Change
Oil and gas per Boe	$11.85	$11.56	2%

Oil and gas	$1,776	$1,443	23%
Other property and equipment	50	47	8%
Total DD&A	$1,826	$1,490	23%

Asset impairments	$254	$—	N/M

DD&A increased in the first six months of 2025 primarily due to higher volumes driven by the Grayson Mill acquisition and new well activity in the Delaware Basin.

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. See Note 5 in "Part I. Financial Information – Item 1. Financial Statements" of this report for further discussion.

G&A

	Six Months Ended June 30,
	2025	2024	Change
G&A per Boe	$1.62	$1.83	-12%

Labor and benefits	$126	$125	1%
Non-labor	117	103	14%
Total	$243	$228	7%

While our G&A increased in the first six months of 2025, our G&A per BOE rate has decreased due to the Grayson Mill acquisition efficiently expanding our operating scale and production.

Other Items

	Six Months Ended June 30,
	2025	2024	Change in earnings
Commodity hedge valuation changes (1)	$81	$(200)	$281
Marketing and midstream operations	(31)	(31)	-
Exploration expenses	30	12	(18)
Asset dispositions	(305)	16	321
Net financing costs	239	152	(87)
Other, net	38	27	(11)
			$486
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

During the second quarter of 2025, Devon sold its investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions. The monetization of this investment will not change the terms or conditions of Devon's secured capacity on the pipeline. For additional information, see Note 12 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Income Taxes

	Six Months Ended June 30,
	2025	2024
Current expense	$322	$265
Deferred expense	59	79
Total expense	$381	$344
Current tax rate	18%	15%
Deferred tax rate	3%	4%
Effective income tax rate	21%	19%

Following the enactment of the OBBB on July 4, 2025, we anticipate our current tax rates will be lower beginning in the third quarter of 2025 and will continue through the remainder of 2025 and future periods. For information on income taxes, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash flow	$1,545	$1,535	$3,487	$3,273
Capital expenditures	(956)	(948)	(1,890)	(1,842)
Acquisitions of property and equipment	(16)	(82)	(24)	(90)
Divestitures of property, equipment and investments	372	1	505	18
Investment activity, net	3	10	10	(26)
Repurchases of common stock	(249)	(256)	(550)	(461)
Common stock dividends	(156)	(223)	(319)	(522)
Noncontrolling interest activity, net	(14)	(7)	(9)	(2)
Repayment of finance lease	—	—	(274)	—
Other	(4)	(10)	(23)	(54)
Net change in cash, cash equivalents and restricted cash	$525	$20	$913	$294
Cash, cash equivalents and restricted cash at end of period	$1,759	$1,169	$1,759	$1,169

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for share repurchases and dividends.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Delaware Basin	$488	$539	$956	$1,073
Rockies	233	95	455	170
Eagle Ford	142	202	293	359
Anadarko Basin	39	59	84	119
Other	1	1	2	3
Total oil and gas	903	896	1,790	1,724
Midstream	34	30	66	67
Other	19	22	34	51
Total capital expenditures	$956	$948	$1,890	$1,842

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first six months of 2025 represented approximately 54% of our operating cash flow.

Divestitures of Property, Equipment and Investments

During the first six months of 2025, we generated additional cash flow by monetizing our investment in Matterhorn for $372 million and divesting headquarters-related real estate assets for $134 million as part of our real estate rationalization initiatives. These proceeds will be used to further strengthen our investment-grade financial position. For additional information regarding these divestitures, see Note 12 and Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first six months of 2025 and 2024, we received $20 million in contingent earnout payments related to assets previously sold. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first six months of 2025 and 2024, we received distributions from our investments of $20 million and $22 million, respectively. We contributed $10 million and $48 million to our investments during the first six months of 2025 and 2024, respectively.

Shareholder Distributions and Stock Activity

We repurchased approximately 16.4 million shares of common stock for $550 million and approximately 9.6 million shares of common stock for $449 million under the share repurchase program authorized by our Board of Directors in the first six months of 2025 and 2024, respectively. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the second quarter and total for the first six months of 2025 and 2024. Devon most recently raised its fixed dividend by 9% from $0.22 to $0.24 per share in the first quarter of 2025.

	Dividends	Rate Per Share
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Total year-to-date	$319
2024:
First quarter	$299	$0.44
Second quarter	223	$0.35
Total year-to-date (1)	$522
(1)
In the first six months of 2024, Devon paid variable dividends totaling $241 million in addition to its recurring fixed dividend.

Noncontrolling Interest Activity, net

During the first six months of 2025 and 2024, we distributed $23 million and $26 million, respectively, to our noncontrolling interests in CDM. During the first six months of 2025 and 2024, we received $14 million and $24 million, respectively, in contributions from our noncontrolling interests.

Repayment of Finance Lease

During the first six months of 2025, we paid $274 million in cash to extinguish a financing lease related to a headquarters-related real estate asset as part of our real estate rationalization initiatives. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

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

On September 27, 2024, Devon acquired the Williston Basin business of Grayson Mill. This acquisition added a high-margin production mix that has enhanced our position and efficiently expanded our operating scale and production. The acquisition continues to deliver sustainable accretion to earnings and free cash flow further supporting our cash-return business model, which moderates growth, emphasizes capital efficiencies and prioritizes cash returns to shareholders.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the second quarter of 2025, we held approximately $1.8 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of June 30, 2025 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Credit Availability

As of June 30, 2025, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2025, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

In August 2025, Devon announced a cash dividend in the amount of $0.24 per share payable in the third quarter of 2025 and will total approximately $151 million.

Our Board of Directors has authorized a $5.0 billion share repurchase program that expires on June 30, 2026. Through July 2025, we had executed $4.0 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2025 is expected to be approximately $1.7 billion to $1.9 billion.

Acquisition of Noncontrolling Interests in CDM

On August 1, 2025, Devon completed the acquisition of all the outstanding noncontrolling interests in CDM for $260 million. Following this transaction, we will no longer distribute a portion of CDM’s cash flows to noncontrolling interest holders.

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

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended June 30,				Six Months Ended June 30,
	Before Tax	After Tax	After NCI	Per Diluted Share	Before Tax	After Tax	After NCI	Per Diluted Share
2025:
Earnings attributable to Devon (GAAP)	$1,161	$917	$899	$1.41	$1,807	$1,426	$1,393	$2.17
Adjustments:
Asset dispositions	(307)	(239)	(239)	(0.38)	(305)	(238)	(238)	(0.37)
Asset and exploration impairments	4	2	2	0.01	263	204	204	0.32
Fair value changes in financial instruments	(172)	(133)	(133)	(0.21)	(84)	(65)	(65)	(0.10)
Restructuring and transaction costs	9	7	7	0.01	27	21	21	0.03
Core earnings attributable to Devon (Non-GAAP)	$695	$554	$536	$0.84	$1,708	$1,348	$1,315	$2.05
2024:
Earnings attributable to Devon (GAAP)	$1,040	$855	$844	$1.34	$1,808	$1,464	$1,440	$2.29
Adjustments:
Asset dispositions	15	11	11	0.02	16	12	12	0.02
Asset and exploration impairments	1	1	1	—	1	1	1	—
Deferred tax asset valuation allowance	—	4	4	0.01	—	3	3	—
Fair value changes in financial instruments	32	25	25	0.04	204	159	159	0.25
Core earnings attributable to Devon (Non-GAAP)	$1,088	$896	$885	$1.41	$2,029	$1,639	$1,615	$2.56

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings (GAAP)	$917	$855	$1,426	$1,464
Financing costs, net	116	76	239	152
Income tax expense	244	185	381	344
Exploration expenses	20	3	30	12
Depreciation, depletion and amortization	914	768	1,826	1,490
Asset impairments	—	—	254	—
Asset dispositions	(307)	15	(305)	16
Share-based compensation	22	26	46	50
Derivative and financial instrument non-cash valuation changes	(169)	31	(81)	200
Accretion on discounted liabilities and other	11	5	38	27
EBITDAX (Non-GAAP)	1,768	1,964	3,854	3,755
Marketing and midstream revenues and expenses, net	19	10	31	31
Commodity derivative cash settlements	(67)	(54)	(57)	(78)
General and administrative expenses, cash-based	91	88	197	178
Field-level cash margin (Non-GAAP)	$1,811	$2,008	$4,025	$3,886

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2025, we have commodity derivatives that pertain to a portion of our estimated production for the last six months of 2025, as well as for 2026 and 2027. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2025, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $270 million.

Interest Rate Risk

At June 30, 2025, we had total debt of $8.9 billion. Of this debt, $7.9 billion was comprised of debentures and notes that have fixed interest rates which averaged 5.7%. We also have a $1.0 billion Term Loan which has a variable interest rate that is adjusted monthly. The interest rate on the Term Loan was 5.8% at June 30, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2025 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2024 Annual Report on Form 10-K, including the updates below, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

As previously disclosed, we received separate notices of violation from the New Mexico Environment Department (“NMED”) relating to certain alleged violations of New Mexico environmental laws by WPX Energy Permian, LLC, a wholly-owned subsidiary of Devon (“WPX Permian”), and CDM, a joint venture of the Company, respectively. WPX Permian and CDM subsequently entered into separate settlement agreements with the NMED to resolve these respective matters, both of which resulted in a fine or penalty below $300,000.

Please see our 2024 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2025 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	2,719	$30.14	2,584	$1,278
May 1 - May 31	2,398	$32.02	2,396	$1,201
June 1 - June 30	2,891	$32.93	2,886	$1,107
Total	8,008	$31.71	7,866

(1)
In addition to shares purchased under the share repurchase program described below, these amounts include 142 thousand shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, including most recently in July 2024, Devon's Board of Directors expanded the share repurchase program authorization to $5.0 billion, with a June 30, 2026 expiration date. In the second quarter of 2025, we repurchased 7.9 million common shares for $249 million, or $31.78 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1*	2025 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock awarded.

10.2*

2025 Form of Notice of Grant of Restricted Stock Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock units awarded.

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

DEVON ENERGY CORPORATION

Date: August 6, 2025	/s/ John B. Sherrer
John B. Sherrer
Vice President, Accounting and Controller