Form 10-Q
period 2025-09-30
DEVON ENERGY CORP/DE
filed 2025-11-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

On October 23, 2025, 627.3 million shares of common stock were outstanding.

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

“SOFR” means secured overnight financing rate.

“TSR” means total shareholder return.

“U.S.” means United States of America.

“Water JV” means NDB Midstream L.L.C.

“WaterBridge” means WaterBridge Infrastructure LLC and WBI Operating LLC. Any references to WaterBridge as a public company or its publicly-traded equity are to WaterBridge Infrastructure LLC individually.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
Oil, gas and NGL sales	$2,809	$2,665	$8,645	$8,090
Oil, gas and NGL derivatives	80	227	218	105
Marketing and midstream revenues	1,442	1,132	4,204	3,342
Total revenues	4,331	4,024	13,067	11,537
Production expenses	895	763	2,706	2,302
Exploration expenses	8	4	38	16
Marketing and midstream expenses	1,453	1,149	4,246	3,390
Depreciation, depletion and amortization	879	794	2,705	2,284
Asset impairments	—	—	254	—
Asset dispositions	(37)	—	(342)	16
General and administrative expenses	114	117	357	345
Financing costs, net	109	88	348	240
Other, net	(2)	45	36	72
Total expenses	3,419	2,960	10,348	8,665
Earnings before income taxes	912	1,064	2,719	2,872
Income tax expense	219	239	600	583
Net earnings	693	825	2,119	2,289
Net earnings attributable to noncontrolling interests	6	13	39	37
Net earnings attributable to Devon	$687	$812	$2,080	$2,252
Net earnings per share:
Basic net earnings per share	$1.09	$1.31	$3.27	$3.60
Diluted net earnings per share	$1.09	$1.30	$3.27	$3.59
Comprehensive earnings:
Net earnings	$693	$825	$2,119	$2,289
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	3	3
Other comprehensive earnings, net of tax	1	1	3	3
Comprehensive earnings:	$694	$826	$2,122	$2,292
Comprehensive earnings attributable to noncontrolling interests	6	13	39	37
Comprehensive earnings attributable to Devon	$688	$813	$2,083	$2,255

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,278	$846
Accounts receivable	1,835	1,972
Inventory	361	294
Other current assets	393	315
Total current assets	3,867	3,427
Oil and gas property and equipment, based on successful efforts accounting, net	23,591	23,198
Other property and equipment, net	1,698	1,813
Total property and equipment, net	25,289	25,011
Goodwill	753	753
Right-of-use assets	247	303
Investments	679	727
Other long-term assets	386	268
Total assets	$31,221	$30,489
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$934	$806
Revenues and royalties payable	1,464	1,432
Short-term debt	998	485
Other current liabilities	646	586
Total current liabilities	4,042	3,309
Long-term debt	7,393	8,398
Lease liabilities	158	320
Asset retirement obligations	850	770
Other long-term liabilities	962	840
Deferred income taxes	2,466	2,148
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 629 million and 651 million shares in 2025 and 2024, respectively	63	65
Additional paid-in capital	5,618	6,387
Retained earnings	9,788	8,166
Accumulated other comprehensive loss	(119)	(122)
Total stockholders’ equity attributable to Devon	15,350	14,496
Noncontrolling interests	—	208
Total equity	15,350	14,704
Total liabilities and equity	$31,221	$30,489

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net earnings	$693	$825	$2,119	$2,289
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	879	794	2,705	2,284
Asset impairments	—	—	254	—
Leasehold impairments	1	1	13	2
Accretion of liabilities	4	2	13	2
Total gains on commodity derivatives	(80)	(227)	(218)	(105)
Cash settlements on commodity derivatives	50	61	107	139
(Gains) losses on asset dispositions	(37)	—	(342)	16
Deferred income tax expense	263	164	322	243
Share-based compensation	24	24	77	75
Other	(45)	3	(62)	6
Changes in assets and liabilities, net	(62)	16	189	(15)
Net cash from operating activities	1,690	1,663	5,177	4,936
Cash flows from investing activities:
Capital expenditures	(870)	(877)	(2,760)	(2,719)
Acquisitions of property and equipment	(197)	(3,602)	(221)	(3,692)
Divestitures of property, equipment and investments	38	—	543	18
Grayson Mill acquired cash	—	147	—	147
Distributions from investments	7	13	27	35
Contributions to investments and other	(2)	(30)	(12)	(78)
Net cash from investing activities	(1,024)	(4,349)	(2,423)	(6,289)
Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	—	3,219	—	3,219
Repayments of long-term debt	(485)	(472)	(485)	(472)
Repurchases of common stock	(250)	(295)	(800)	(756)
Dividends paid on common stock	(151)	(272)	(470)	(794)
Contributions from noncontrolling interests	—	20	14	44
Distributions to noncontrolling interests	—	(10)	(23)	(36)
Acquisition of noncontrolling interests	(260)	—	(260)	—
Repayment of finance lease	—	—	(274)	—
Shares exchanged for tax withholdings and other	(1)	2	(25)	(49)
Net cash from financing activities	(1,147)	2,192	(2,323)	1,156
Effect of exchange rate changes on cash	—	1	1	(2)
Net change in cash, cash equivalents and restricted cash	(481)	(493)	432	(199)
Cash, cash equivalents and restricted cash at beginning of period	1,759	1,169	846	875
Cash, cash equivalents and restricted cash at end of period	$1,278	$676	$1,278	$676

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,229	$645	$1,229	$645
Restricted cash	49	31	49	31
Total cash, cash equivalents and restricted cash	$1,278	$676	$1,278	$676

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended September 30, 2025
Balance as of June 30, 2025	636	$64	$5,864	$9,252	$(120)	$—	$232	$15,292
Net earnings	—	—	—	687	—	—	6	693
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	(3)	—	—	(251)	—	(254)
Common stock retired	(7)	(1)	(250)	—	—	251	—	—
Common stock dividends	—	—	—	(151)	—	—	—	(151)
Share-based compensation	—	—	24	—	—	—	—	24
Acquisition of noncontrolling interests	—	—	(17)	—	—	—	(238)	(255)
Balance as of September 30, 2025	629	$63	$5,618	$9,788	$(119)	$—	$—	$15,350
Three Months Ended September 30, 2024
Balance as of June 30, 2024	628	$63	$5,478	$7,132	$(122)	$—	$178	$12,729
Net earnings	—	—	—	812	—	—	13	825
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	(1)	4	—	—	(295)	—	(292)
Common stock retired	(7)	—	(295)	—	—	295	—	—
Common stock dividends	—	—	—	(274)	—	—	—	(274)
Common stock issued	37	4	1,451	—	—	—	—	1,455
Share-based compensation	—	—	24	—	—	—	—	24
Contributions from noncontrolling interests	—	—	—	—	—	—	20	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balance as of September 30, 2024	658	$66	$6,662	$7,670	$(121)	$—	$201	$14,478
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	651	$65	$6,387	$8,166	$(122)	$—	$208	$14,704
Net earnings	—	—	—	2,080	—	—	39	2,119
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(7)	—	—	(824)	—	(831)
Common stock retired	(24)	(2)	(822)	—	—	824	—	—
Common stock dividends	—	—	—	(458)	—	—	—	(458)
Share-based compensation	—	—	77	—	—	—	—	77
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Acquisition of noncontrolling interest	—	—	(17)	—	—	—	(238)	(255)
Balance as of September 30, 2025	629	$63	$5,618	$9,788	$(119)	$—	$—	$15,350
Nine Months Ended September 30, 2024
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217
Net earnings	—	—	—	2,252	—	—	37	2,289
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(792)	—	(792)
Common stock retired	(18)	(2)	(803)	—	—	805	—	—
Common stock dividends	—	—	—	(777)	—	—	—	(777)
Common stock issued	37	4	1,451	—	—	—	—	1,455
Share-based compensation	1	—	75	—	—	—	—	75
Contributions from noncontrolling interests	—	—	—	—	—	—	44	44
Distributions to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Balance as of September 30, 2024	658	$66	$6,662	$7,670	$(121)	$—	$201	$14,478

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2024 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2025 and 2024 and Devon’s financial position as of September 30, 2025.

On September 27, 2024, Devon acquired the Williston Basin business of Grayson Mill for total consideration of approximately $5.0 billion, consisting of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock, including purchase price adjustments. The transaction was accounted for using the acquisition method of accounting. See Note 2 for further discussion.

Variable Interest Entity

On August 1, 2025, Devon completed the acquisition of all outstanding noncontrolling interests in CDM for $260 million. As a result of this transaction, Devon owns 100% of the equity interests in CDM. The acquisition of the noncontrolling interests was accounted for as an equity transaction, resulting in a $17 million, net of tax, reduction in Devon's additional paid-in capital within the consolidated balance sheet. This amount represents the difference between the carrying amount of the noncontrolling interests and the consideration paid.

Prior to this transaction, CDM was a joint venture entity formed by Devon and an affiliate of QL Capital Partners, LP. Devon held a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest were shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil	$2,267	$2,273	$6,855	$6,875
Gas	186	49	673	234
NGL	356	343	1,117	981
Oil, gas and NGL sales	2,809	2,665	8,645	8,090

Oil	932	815	2,709	2,423
Gas	252	105	769	326
NGL	258	212	726	593
Marketing and midstream revenues	1,442	1,132	4,204	3,342
Total revenues from contracts with customers	$4,251	$3,797	$12,849	$11,432

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

The following table represents the final allocation of the total purchase price of Grayson Mill to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

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

Contingent Earnout Payments

Devon was entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021, and had a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first nine months of both 2025 and 2024.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of September 30, 2025, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties.

Commodity Derivatives

As of September 30, 2025, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2025	9,000	$71.52	105,000	$66.35	$75.36

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2025	13,000	$50.77	$65.00	$77.37
Q1-Q4 2026	84,471	$50.21	$60.35	$72.64

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2025	Midland Sweet	63,000	$1.00
Q4 2025	WTI/Brent	5,391	$(3.64)
Q4 2025	NYMEX Roll	13,000	$1.05
Q1-Q4 2026	Midland Sweet	46,000	$1.10
Q1-Q4 2027	Midland Sweet	14,000	$1.04

As of September 30, 2025, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2025	245,000	$3.51	170,000	$3.00	$3.80
Q1-Q4 2026	247,500	$3.80	160,000	$3.14	$4.88

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2025	Houston Ship Channel	230,000	$(0.35)
Q4 2025	WAHA	200,000	$(1.53)
Q1-Q4 2026	Houston Ship Channel	50,000	$(0.29)
Q1-Q4 2026	WAHA	120,000	$(1.79)

As of September 30, 2025, Devon had the following open NGL derivative positions. Devon's NGL positions settle against the average of the prompt month OPIS Mont Belvieu, Texas index.

		Price Swaps
Period	Product	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Q4 2025	Natural Gasoline	3,000	$63.35
Q4 2025	Normal Butane	323	$39.90
Q4 2025	Propane	3,000	$32.29

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities in the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the consolidated balance sheets. The table below presents a summary of these positions as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$165	$(13)	$152	$78	$(23)	$55	Other current assets
Long-term derivative asset	5	(2)	3	5	(4)	1	Other long-term assets
Short-term derivative liability	(15)	13	(2)	(37)	23	(14)	Other current liabilities
Long-term derivative liability	(21)	2	(19)	(23)	4	(19)	Other long-term liabilities
Total derivative asset	$134	$—	$134	$23	$—	$23

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Nine Months Ended September 30,
	2025	2024
G&A	$67	$74
Exploration expenses	1	1
Restructuring and transaction costs	9	—
Total	$77	$75

Related income tax benefit	$12	$21

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/24	4,107	$45.31	1,179		$67.38
Granted	2,635	$34.12	510		$45.92
Vested	(1,847)	$41.23	(272)		$68.68
Forfeited	(215)	$40.18	(124)		$65.47
Unvested at 9/30/25	4,680	$40.85	1,293	(1)	$58.82

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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2025.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$124	$22
Weighted average period for recognition (years)	2.7	2.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings before income taxes	$912	$1,064	$2,719	$2,872

Current income tax expense (benefit)	$(44)	$75	$278	$340
Deferred income tax expense	263	164	322	243
Total income tax expense	$219	$239	$600	$583

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	2%	3%	2%	2%
Other	1%	(2%)	(1%)	(3%)
Effective income tax rate	24%	22%	22%	20%

On July 4, 2025, OBBB was signed into law. In addition to other provisions, OBBB includes permanent reinstatement of 100% bonus depreciation and the expensing of domestic research costs beginning in 2025 and allows for the deduction of intangible drilling costs as part of the computation of the CAMT beginning in 2026. Accordingly, Devon’s third quarter 2025 income tax expense included a current tax benefit of approximately $155 million and a corresponding deferred tax expense associated with the deferral of income taxes resulting from the enactment of OBBB.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$687	$812	$2,080	$2,252
Common shares:
Average common shares outstanding - basic	628	622	636	626
Dilutive effect of potential common shares issuable	1	1	1	2
Average common shares outstanding - diluted	629	623	637	628
Net earnings per share available to common shareholders:
Basic	$1.09	$1.31	$3.27	$3.60
Diluted	$1.09	$1.30	$3.27	$3.59

8.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(120)	$(122)	$(122)	$(124)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1	4	4
Income tax expense	—	—	(1)	(1)
Accumulated other comprehensive loss, net of tax	$(119)	$(121)	$(119)	$(121)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.

9.
Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Changes in assets and liabilities, net:
Accounts receivable	$20	$41	$140	$26
Other current assets	(51)	(13)	(71)	(120)
Other long-term assets	(17)	(9)	(118)	24
Accounts payable and revenues and royalties payable	93	(64)	179	121
Other current liabilities	(86)	57	(2)	(51)
Other long-term liabilities	(21)	4	61	(15)
Total	$(62)	$16	$189	$(15)
Supplementary cash flow data:
Interest paid	$162	$90	$423	$265
Income taxes paid	$31	$92	$183	$476

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.
Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2025	December 31, 2024
Oil, gas and NGL sales	$966	$1,130
Joint interest billings	342	341
Marketing and midstream revenues	519	465
Other	15	42
Gross accounts receivable	1,842	1,978
Allowance for doubtful accounts	(7)	(6)
Net accounts receivable	$1,835	$1,972

11.
Property, Plant and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2025	December 31, 2024
Property and equipment:
Proved	$56,594	$53,647
Unproved and properties under development	2,899	2,814
Total oil and gas	59,493	56,461
Less accumulated DD&A	(35,902)	(33,263)
Oil and gas property and equipment, net	23,591	23,198
Other property and equipment	2,595	2,671
Less accumulated DD&A	(897)	(858)
Other property and equipment, net	1,698	1,813
Property and equipment, net	$25,289	$25,011

12.
Investments

The following table presents Devon's investments shown on the consolidated balance sheets.

	% Interest	Carrying Amount
Investments	September 30, 2025	September 30, 2025	December 31, 2024
WaterBridge	14%	$271	$216
Catalyst	50%	254	273
Fervo	17%	104	115
Matterhorn	—	—	69
Other	Various	50	54
Total		$679	$727

During the third quarter of 2025, Devon and its joint venture partner in the Water JV combined the Water JV with certain other companies to form WaterBridge, a water infrastructure business focused in the Delaware Basin, which ultimately completed an initial public offering. Devon received approximately 14% of the equity interests in WaterBridge in connection with these transactions. Prior to these transactions, Devon owned a 30% interest in the Water JV. Devon accounts for its investment in WaterBridge under the equity method. As a result of the WaterBridge equity issued to third parties in the combination transaction and related initial public offering which were accretive, Devon's investment increased by approximately $45 million, which was recorded to other, net in the accompanying consolidated statements of comprehensive earnings.

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

	September 30, 2025	December 31, 2024
5.85% due December 15, 2025	$—	$485
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.20% due September 15, 2034	1,250	1,250
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	1,000
Term Loan due September 25, 2026	1,000	1,000
Net premium on debentures and notes	27	37
Debt issuance costs	(50)	(53)
Total debt	$8,391	$8,883
Less amount classified as short-term debt	998	485
Total long-term debt	$7,393	$8,398

Credit Lines

Devon has a $3.0 billion revolving Senior Credit Facility, and, in the first quarter of 2025, Devon exercised its option to extend the Senior Credit Facility maturity date from March 24, 2029 to March 24, 2030. Devon has the option to extend the March 24, 2030 maturity date by an additional year subject to lender consent. As of September 30, 2025, Devon had no outstanding borrowings under the Senior Credit Facility and had issued $4 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon's ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of September 30, 2025, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 24.9%.

Term Loan Credit Agreement

In August 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. In connection with the borrowing of the Term Loan, the undrawn commitments under the Term Loan Credit Agreement automatically terminated. The Term Loan bears interest at a rate based on term SOFR plus a spread adjustment that varies based on Devon's credit ratings. The interest rate on the Term Loan was 5.8% as of September 30, 2025.

The Term Loan Credit Agreement contains substantially the same financial covenant as the Senior Credit Facility. As of September 30, 2025, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 24.9%.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Issuance of Senior Notes

In August 2024, Devon issued $1.25 billion of 5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Devon used the net proceeds to partially fund the Grayson Mill acquisition. For additional information, see Note 2.

Retirement of Senior Notes

On September 15, 2025, Devon early redeemed the $485 million of 5.85% senior notes due in December 2025 pursuant to the “par-call” rights set forth in the indenture document.

On September 15, 2024, Devon repaid $472 million of 5.25% senior notes at maturity.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net financing costs:
Interest based on debt outstanding	$125	$98	$378	$273
Interest income	(18)	(19)	(42)	(46)
Other	2	9	12	13
Total net financing costs	$109	$88	$348	$240

14.
Leases

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. As of September 30, 2025, Devon’s financing lease right-of-use assets primarily relate to equipment related to the exploration, development and production of oil and gas. During the first quarter of 2025, Devon extinguished an approximately $300 million real estate finance lease by making a cash payment of $274 million and recognized a gain on early lease extinguishment in other, net related to the difference on the accompanying consolidated statement of comprehensive earnings. For additional information, see Note 5.

The following table presents Devon’s right-of-use assets and lease liabilities as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$17	$230	$247	$248	$55	$303
Lease liabilities:
Current lease liabilities (1)	$5	$84	$89	$25	$28	$53
Long-term lease liabilities	12	146	158	293	27	320
Total lease liabilities (2)	$17	$230	$247	$318	$55	$373

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of September 30, 2025 and are therefore excluded from the amounts shown above.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2025	2024
Asset retirement obligations as of beginning of period	$807	$665
Assumed Grayson Mill obligations	—	75
Liabilities incurred	50	21
Liabilities settled and divested	(54)	(25)
Revision and reclassification of estimated obligation	55	35
Accretion expense on discounted obligation	37	28
Asset retirement obligations as of end of period	895	799
Less current portion	45	34
Asset retirement obligations, long-term	$850	$765

During the first nine months of 2025 and 2024, Devon increased its asset retirement obligations by approximately $55 million and $35 million, respectively, primarily due to changes in current cost estimates and future retirement dates for its oil and gas assets.

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

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	$61.36
2023	19,350	992	$51.23
2024:
First quarter	4,428	193	$43.47
Second quarter	5,188	256	$49.40
Third quarter	6,675	295	$44.23
Fourth quarter	7,653	300	$39.22
2024 Total	23,944	1,044	$43.61
2025:
First quarter	8,505	301	$35.33
Second quarter	7,866	249	$31.78
Third quarter	7,324	250	$34.06
2025 Total	23,695	800	$33.76
Total plan	92,680	$4,143	$44.70

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

Devon pays a quarterly dividend which can be comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed dividend multiple times over the past two calendar years and most recently raised it by 9% from $0.22 to $0.24 per share in the first quarter of 2025. The following table summarizes Devon’s dividends for the first nine months of 2025 and 2024, respectively.

	Dividends	Rate Per Share
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Third quarter	151	$0.24
Total year-to-date	$470
2024:
First quarter	$299	$0.44
Second quarter	223	$0.35
Third quarter	272	$0.44
Total year-to-date (1)	$794
(1)
During the first nine months of 2024, Devon paid variable dividends totaling $377 million in addition to its recurring fixed dividend.

In November 2025, Devon announced a fixed cash dividend in the amount of $0.24 per share for approximately $150 million payable in the fourth quarter of 2025.

Noncontrolling Interests

On August 1, 2025, Devon completed the acquisition of all outstanding noncontrolling interests in CDM for $260 million. As a result of this transaction, Devon owns 100% of the equity interests in CDM. For additional information, see Note 1.

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of September 30, 2025, Devon has accrued approximately $40 million in other current liabilities pertaining to such royalty matters.

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

As of September 30, 2025, Devon has accrued approximately $200 million of contingent liabilities related to such decommissioning legacy matters, including liabilities associated with the East Bay Field.

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2025 and December 31, 2024, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2025 assets (liabilities):
Cash equivalents	$631	$631	$631	$—	$—
Commodity derivatives	$155	$155	$—	$155	$—
Commodity derivatives	$(21)	$(21)	$—	$(21)	$—
Debt	$(8,391)	$(8,274)	$—	$(8,274)	$—
December 31, 2024 assets (liabilities):
Cash equivalents	$319	$319	$319	$—	$—
Commodity derivatives	$56	$56	$—	$56	$—
Commodity derivatives	$(33)	$(33)	$—	$(33)	$—
Debt	$(8,883)	$(8,520)	$—	$(8,520)	$—
Contingent earnout payments	$20	$20	$—	$—	$20

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

The following table reflects Devon's net earnings, assets and capital expenditures for the time periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$4,331	$4,024	$13,067	$11,537

LOE	481	366	1,443	1,129
Gathering, processing & transportation	213	200	636	577
Production and property taxes	201	197	627	596
Total significant expenses	895	763	2,706	2,302
Marketing and midstream expenses	1,453	1,149	4,246	3,390
DD&A	879	794	2,705	2,284
G&A	114	117	357	345
Financing costs, net	109	88	348	240
Income tax expense	219	239	600	583
Other segment items (1)	(31)	49	(14)	104
Total expenses	3,638	3,199	10,948	9,248

Net earnings	$693	$825	$2,119	$2,289

Total assets	$31,221	$30,263	$31,221	$30,263

Capital expenditures, including acquisitions	$1,056	$5,961	$2,976	$7,877
(1)
Other segment items included in segment net earnings are exploration expenses, asset impairments, asset dispositions and other, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2025 compared to previous periods, and in our financial condition and liquidity since December 31, 2024. For information regarding our critical accounting policies and estimates, see our 2024 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

We are a leading independent oil and natural gas exploration and production company whose operations are focused onshore in the United States. Our operations are currently focused in four core areas: the Delaware Basin, Rockies, Eagle Ford and Anadarko Basin. Our asset base is underpinned by premium acreage in the economic core of the Delaware Basin and our diverse, top-tier resource plays, providing a deep inventory of opportunities for years to come.

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

As a company, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing operational excellence. Our recent performance highlights for these priorities include the following items for the third quarter of 2025:

•
Production totaled 853 MBoe/d, exceeding guidance by 2%.
•
As of September 30, 2025, completed approximately 83% of our authorized $5.0 billion share repurchase program with approximately 92.7 million of our common shares purchased for approximately $4.1 billion, or $44.70 per share since inception of the plan.
•
Exited with $4.3 billion of liquidity, including $1.3 billion of cash.
•
Generated $1.7 billion of operating cash flow and $6.8 billion for the past twelve trailing months.
•
Paid dividends of $151 million and have declared approximately $150 million of dividends to be paid in the fourth quarter of 2025.
•
Early redeemed the $485 million of 5.85% senior notes due December 15, 2025.
•
Closed acquisition of outstanding noncontrolling interests in Cotton Draw Midstream for $260 million.
•
Earnings attributable to Devon were $687 million, or $1.09 per diluted share.
•
Core earnings (Non-GAAP) were $656 million, or $1.04 per diluted share.

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices, which can be volatile due to several varying factors. During the first nine months of 2025, commodity prices have experienced heightened volatility and declines, driven primarily by economic uncertainty in global trade arising from geopolitical events and shifting trade policies, such as the imposition of tariffs by the U.S. and planned oil output increases by OPEC+. Despite the potential negative impacts of higher inflation rates and supply chain disruptions created by these developments, we remain committed to capital discipline and delivering the objectives that underpin our current plan. Our disciplined, returns-driven strategy is designed to adapt to market fluctuations by reducing activity when necessary to maximize free cash flow generation. We will continue to prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events. Our cash-return objectives remain focused on opportunistic share repurchases, funding our dividends, repaying debt at upcoming maturities and building cash balances.

To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we have implemented a business optimization plan which is anticipated to improve our annual pre-tax cash flow by $1.0 billion. The plan includes actions to achieve more efficient field-level operations and improvements in drilling and completion costs while improving operating margins and corporate costs. These savings are on track to be achieved by the end of 2026 with approximately $600 million expected to be completed by the end of 2025.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q3 2025 vs. Q2 2025

Our third quarter 2025 and second quarter 2025 net earnings were $693 million and $917 million, respectively. The graph below shows the change in net earnings from the second quarter of 2025 to the third quarter of 2025. The material changes are further discussed by category on the following pages.

Production Volumes

	Q3 2025	% of Total	Q2 2025	Change
Oil (MBbls/d)
Delaware Basin	223	57%	228	-2%
Rockies	111	28%	104	6%
Eagle Ford	41	11%	39	4%
Anadarko Basin	12	3%	13	-7%
Other	3	1%	3	N/M
Total	390	100%	387	1%

	Q3 2025	% of Total	Q2 2025	Change
Gas (MMcf/d)
Delaware Basin	834	59%	823	1%
Rockies	245	17%	228	7%
Eagle Ford	70	5%	62	13%
Anadarko Basin	261	19%	274	-5%
Other	—	0%	1	N/M
Total	1,410	100%	1,388	2%

	Q3 2025	% of Total	Q2 2025	Change
NGLs (MBbls/d)
Delaware Basin	134	59%	133	0%
Rockies	53	23%	47	13%
Eagle Ford	11	5%	11	1%
Anadarko Basin	30	13%	31	-4%
Other	—	0%	—	N/M
Total	228	100%	222	2%

	Q3 2025	% of Total	Q2 2025	Change
Combined (MBoe/d)
Delaware Basin	496	58%	498	0%
Rockies	205	24%	189	9%
Eagle Ford	63	8%	60	5%
Anadarko Basin	85	10%	90	-6%
Other	4	0%	4	N/M
Total	853	100%	841	2%

From the second quarter of 2025 to the third quarter of 2025, the change in volumes contributed to a $57 million increase in earnings. The increase in volumes was primarily due to new well activity in the Rockies, which was partially offset by natural well declines in the Anadarko Basin.

Realized Prices

	Q3 2025	Realization	Q2 2025	Change
Oil (per Bbl)
WTI index	$64.92		$63.95	2%
Realized price, unhedged	$63.21	97%	$61.70	2%
Cash settlements	$0.78		$1.27
Realized price, with hedges	$63.99	99%	$62.97	2%

	Q3 2025	Realization	Q2 2025	Change
Gas (per Mcf)
Henry Hub index	$3.07		$3.44	-11%
Realized price, unhedged	$1.43	47%	$1.41	1%
Cash settlements	$0.15		$0.15
Realized price, with hedges	$1.58	51%	$1.56	1%

	Q3 2025	Realization	Q2 2025	Change
NGLs (per Bbl)
WTI index	$64.92		$63.95	2%
Realized price, unhedged	$17.01	26%	$17.71	-4%
Cash settlements	$0.17		$0.11
Realized price, with hedges	$17.18	26%	$17.82	-4%

	Q3 2025	Q2 2025	Change
Combined (per Boe)
Realized price, unhedged	$35.82	$35.43	1%
Cash settlements	$0.64	$0.87
Realized price, with hedges	$36.46	$36.30	0%

From the second quarter of 2025 to the third quarter of 2025, realized prices contributed to a $42 million increase in earnings. Unhedged oil and gas prices increased primarily due to higher WTI index prices. The increase was partially offset by lower gas and NGL prices primarily due to lower Henry Hub and Mont Belvieu index prices, respectively.

We currently have approximately 30% and 35% of our remaining anticipated 2025 oil and gas production hedged, respectively. For 2026, we currently have approximately 20% and 30% of our anticipated oil and gas production hedged, respectively.

Hedge Settlements

	Q3 2025	Q2 2025	Change
	Q
Oil	$28	$45	N/M
Natural gas	18	20	N/M
NGL	4	2	N/M
Total cash settlements (1)	$50	$67	-25%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q3 2025	Q2 2025	Change
LOE	$481	$483	0%
Gathering, processing & transportation	213	219	-3%
Production taxes	184	180	2%
Property taxes	17	17	0%
Total	$895	$899	0%
Per Boe:
LOE	$6.14	$6.31	-3%
Gathering, processing & transportation	$2.71	$2.86	-5%
Percent of oil, gas and NGL sales:
Production taxes	6.5%	6.6%	-2%

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

	Q3 2025	$ per BOE	Q2 2025	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,156	$25.34	$1,114	$24.58
Rockies	433	$23.03	369	$21.45
Eagle Ford	209	$35.86	197	$35.84
Anadarko Basin	105	$13.44	121	$14.85
Other	11	N/M	10	N/M
Total	$1,914	$24.41	$1,811	$23.68

DD&A

	Q3 2025	Q2 2025	Change
Oil and gas per Boe	$10.89	$11.63	-6%

Oil and gas	$854	$890	-4%
Other property and equipment	25	24	4%
Total DD&A	$879	$914	-4%

G&A

	Q3 2025	Q2 2025	Change
G&A per Boe	$1.46	$1.47	-1%

Labor and benefits	$63	$56	13%
Non-labor	51	57	-11%
Total	$114	$113	1%

Other Items

	Q3 2025	Q2 2025	Change in earnings
Commodity hedge valuation changes (1)	$30	$169	$(139)
Marketing and midstream operations	(11)	(19)	8
Exploration expenses	8	20	12
Asset dispositions	(37)	(307)	(270)
Net financing costs	109	116	7
Other, net	(2)	11	13
			$(369)
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

During the second quarter of 2025, Devon sold its investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions. The monetization of this investment did not change the terms or conditions of Devon's secured capacity on the pipeline. For additional information, see Note 12 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Income Taxes

	Q3 2025	Q2 2025
Current expense (benefit)	$(44)	$226
Deferred expense	263	18
Total expense	$219	$244
Current tax rate	-5%	19%
Deferred tax rate	29%	2%
Effective income tax rate	24%	21%

On July 4, 2025, OBBB was signed into law. As a result, Devon’s third quarter 2025 income tax expense included a current tax benefit of approximately $155 million and corresponding deferred tax expense associated with the deferral of income taxes resulting from OBBB. We expect continued current tax benefits from OBBB in the fourth quarter of 2025, and, due to the deduction of intangible drilling costs as part of the CAMT computation, we expect the impacts to be more significant in 2026 and beyond. For additional information on income taxes, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

September 30, 2025 YTD vs. September 30, 2024 YTD

Our nine months ended September 30, 2025 net earnings were $2.1 billion, compared to net earnings of $2.3 billion for the first nine months ended September 30, 2024. The graph below shows the change in net earnings from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The material changes are further discussed by category on the following pages.

Production Volumes

	Nine Months Ended September 30,
	2025	% of Total	2024	Change
Oil (MBbls/d)
Delaware Basin	222	57%	219	2%
Rockies	109	28%	50	116%
Eagle Ford	42	11%	44	-6%
Anadarko Basin	12	3%	13	-6%
Other	3	1%	4	N/M
Total	388	100%	330	18%

	Nine Months Ended September 30,
	2025	% of Total	2024	Change
Gas (MMcf/d)
Delaware Basin	801	58%	724	11%
Rockies	235	17%	88	166%
Eagle Ford	83	6%	88	-6%
Anadarko Basin	262	19%	236	11%
Other	—	0%	1	N/M
Total	1,381	100%	1,137	21%

	Nine Months Ended September 30,
	2025	% of Total	2024	Change
NGLs (MBbls/d)
Delaware Basin	129	59%	122	5%
Rockies	48	22%	14	243%
Eagle Ford	12	6%	16	-23%
Anadarko Basin	29	13%	28	3%
Other	—	0%	—	N/M
Total	218	100%	180	21%

	Nine Months Ended September 30,
	2025	% of Total	2024	Change
Combined (MBoe/d)
Delaware Basin	484	58%	462	5%
Rockies	196	24%	79	148%
Eagle Ford	68	8%	75	-8%
Anadarko Basin	84	10%	80	6%
Other	4	0%	4	N/M
Total	836	100%	700	20%

From the nine months ended September 30, 2024 to the nine months ended September 30, 2025, the change in volumes contributed to a $1.4 billion increase in earnings. Volumes increased primarily due to the Grayson Mill acquisition in the Rockies, which closed in the third quarter of 2024, as well as new well activity in the Delaware and Anadarko Basins.

Realized Prices

	Nine Months Ended September 30,
	2025	Realization	2024	Change
Oil (per Bbl)
WTI index	$66.79		$77.61	-14%
Realized price, unhedged	$64.66	97%	$76.08	-15%
Cash settlements	$0.69		$0.05
Realized price, with hedges	$65.35	98%	$76.13	-14%

	Nine Months Ended September 30,
	2025	Realization	2024	Change
Gas (per Mcf)
Henry Hub index	$3.39		$2.10	61%
Realized price, unhedged	$1.78	53%	$0.75	138%
Cash settlements	$0.08		$0.42
Realized price, with hedges	$1.86	55%	$1.17	59%

	Nine Months Ended September 30,
	2025	Realization	2024	Change
NGLs (per Bbl)
WTI index	$66.79		$77.61	-14%
Realized price, unhedged	$18.79	28%	$19.84	-5%
Cash settlements	$0.07		$0.05
Realized price, with hedges	$18.86	28%	$19.89	-5%

	Nine Months Ended September 30,
	2025	2024	Change
Combined (per Boe)
Realized price, unhedged	$37.86	$42.19	-10%
Cash settlements	$0.47	$0.73
Realized price, with hedges	$38.33	$42.92	-11%

From the nine months ended September 30, 2024 to the nine months ended September 30, 2025, realized prices contributed to a $884 million decrease in earnings. This decrease was primarily due to lower unhedged realized oil and NGL prices which decreased primarily due to lower WTI and Mont Belvieu index prices, respectively. This decrease was partially offset by an increase in unhedged realized gas prices which was primarily due to higher Henry Hub index prices. Realized prices were also positively impacted by oil, gas and NGL hedge cash settlements.

Hedge Settlements

	Nine Months Ended September 30,
	2025	2024	Change
Oil	$73	$4	N/M
Natural gas	30	132	N/M
NGL	4	3	N/M
Total cash settlements (1)	$107	$139	-23%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Nine Months Ended September 30,
	2025	2024	Change
LOE	$1,443	$1,129	28%
Gathering, processing & transportation	636	577	10%
Production taxes	576	542	6%
Property taxes	51	54	-6%
Total	$2,706	$2,302	18%
Per Boe:
LOE	$6.32	$5.89	7%
Gathering, processing & transportation	$2.78	$3.01	-7%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.7%	0%

Production expenses increased in the first nine months of 2025 primarily due to increased activity in the Rockies related to the Grayson Mill acquisition in addition to new well activity in the Delaware Basin.

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

	Nine Months Ended September 30,
	2025	$ per BOE	2024	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$3,553	$26.89	$3,938	$31.13
Rockies	1,311	$24.48	634	$29.21
Eagle Ford	676	$36.67	842	$41.16
Anadarko Basin	362	$15.69	329	$15.00
Other	37	N/M	45	N/M
Total	$5,939	$26.01	$5,788	$30.19

DD&A and Asset Impairments

	Nine Months Ended September 30,
	2025	2024	Change
Oil and gas per Boe	$11.52	$11.54	0%

Oil and gas	$2,630	$2,213	19%
Other property and equipment	75	71	6%
Total DD&A	$2,705	$2,284	18%

Asset impairments	$254	$—	N/M

DD&A increased in the first nine months of 2025 primarily due to higher volumes driven by the Grayson Mill acquisition and new well activity in the Delaware Basin.

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. See Note 5 in "Part I. Financial Information – Item 1. Financial Statements" of this report for further discussion.

G&A

	Nine Months Ended September 30,
	2025	2024	Change
G&A per Boe	$1.56	$1.80	-13%

Labor and benefits	$189	$195	-3%
Non-labor	168	150	12%
Total	$357	$345	3%

While our G&A increased in the first nine months of 2025, our G&A per BOE rate has decreased due to the Grayson Mill acquisition efficiently expanding our operating scale and production.

Other Items

	Nine Months Ended September 30,
	2025	2024	Change in earnings
Commodity hedge valuation changes (1)	$111	$(34)	$145
Marketing and midstream operations	(42)	(48)	6
Exploration expenses	38	16	(22)
Asset dispositions	(342)	16	358
Net financing costs	348	240	(108)
Other, net	36	72	36
			$415
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

During the second quarter of 2025, Devon sold its investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions. The monetization of this investment did not change the terms or conditions of Devon's secured capacity on the pipeline. For additional information, see Note 12 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

During the third quarter of 2024, we issued $3.25 billion of debt to partially fund the Grayson Mill acquisition. Additionally, we retired $472 million of debt in the third quarter of 2024. During the third quarter of 2025, Devon early redeemed the $485 million of 5.85% senior notes due in December 2025 pursuant to the “par-call” rights set forth in the indenture document. For additional information, see Note 13 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Income Taxes

	Nine Months Ended September 30,
	2025	2024
Current expense	$278	$340
Deferred expense	322	243
Total expense	$600	$583
Current tax rate	10%	12%
Deferred tax rate	12%	8%
Effective income tax rate	22%	20%

On July 4, 2025, OBBB was signed into law. As a result, Devon’s third quarter 2025 income tax expense included a current tax benefit of approximately $155 million and corresponding deferred tax expense associated with the deferral of income taxes resulting from OBBB. We expect continued current tax benefits from OBBB in the fourth quarter of 2025, and, due to the deduction of intangible drilling costs as part of the CAMT computation, we expect the impacts to be more significant in 2026 and beyond. For information on income taxes, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flow	$1,690	$1,663	$5,177	$4,936
Grayson Mill acquired cash	—	147	—	147
Capital expenditures	(870)	(877)	(2,760)	(2,719)
Acquisitions of property and equipment	(197)	(3,602)	(221)	(3,692)
Divestitures of property, equipment and investments	38	—	543	18
Investment activity, net	5	(17)	15	(43)
Debt activity, net	(485)	2,747	(485)	2,747
Repurchases of common stock	(250)	(295)	(800)	(756)
Common stock dividends	(151)	(272)	(470)	(794)
Noncontrolling interest activity, net	(260)	10	(269)	8
Repayment of finance lease	—	—	(274)	—
Other	(1)	3	(24)	(51)
Net change in cash, cash equivalents and restricted cash	$(481)	$(493)	$432	$(199)
Cash, cash equivalents and restricted cash at end of period	$1,278	$676	$1,278	$676

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for share repurchases and dividends.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Delaware Basin	$462	$516	$1,418	$1,589
Rockies	197	91	652	261
Eagle Ford	138	177	431	536
Anadarko Basin	34	55	118	174
Other	1	1	3	4
Total oil and gas	832	840	2,622	2,564
Midstream	29	12	95	79
Other	9	25	43	76
Total capital expenditures	$870	$877	$2,760	$2,719

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first nine months of 2025 represented approximately 53% of our operating cash flow.

Acquisitions of Property and Equipment

During the first nine months of 2025, we completed acquisitions of property primarily related to state and federal land sales in the Delaware Basin.

Divestitures of Property, Equipment and Investments

During the first nine months of 2025, we generated additional cash flow by monetizing our investment in Matterhorn for $372 million and divesting headquarters-related real estate assets for $134 million as part of our real estate rationalization initiatives. These proceeds will be used to further strengthen our investment-grade financial position. For additional information regarding these divestitures, see Note 12 and Note 5, respectively, in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first nine months of 2025 and 2024, we received $20 million in contingent earnout payments related to assets previously sold. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first nine months of 2025 and 2024, we received distributions from our investments of $27 million and $35 million, respectively. We contributed $12 million and $78 million to our investments during the first nine months of 2025 and 2024, respectively.

Debt Activity

In the third quarter of 2025, Devon early redeemed the $485 million of 5.85% senior notes due in December 2025 pursuant to the “par-call” rights set forth in the indenture document.

In the third quarter of 2024, Devon issued $1.25 billion of $5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Additionally, in the third quarter of 2024, Devon borrowed $1.0 billion on the Term Loan. These debt issuances helped fund the Grayson Mill acquisition. In the third quarter of 2024, Devon retired $472 million of debt.

Shareholder Distributions and Stock Activity

We repurchased approximately 23.7 million shares of common stock for $800 million and approximately 16.3 million shares of common stock for $744 million under the share repurchase program authorized by our Board of Directors in the first nine months of 2025 and 2024, respectively. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the third quarter and total for the first nine months of 2025 and 2024. Devon most recently raised its fixed dividend by 9% from $0.22 to $0.24 per share in the first quarter of 2025.

	Dividends	Rate Per Share
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Third quarter	151	$0.24
Total year-to-date	$470
2024:
First quarter	$299	$0.44
Second quarter	223	$0.35
Third quarter	272	$0.44
Total year-to-date (1)	$794
(1)
In the first nine months of 2024, Devon paid variable dividends totaling $377 million in addition to its recurring fixed dividend.

Noncontrolling Interest Activity, net

On August 1, 2025, Devon completed the acquisition of all outstanding noncontrolling interests in CDM for $260 million. Accordingly, all future net income and cash flows from CDM are fully attributable to Devon and there will be no further distributions to or contributions from noncontrolling interest holders.

During the first nine months of 2025 and 2024, we distributed $23 million and $36 million, respectively, to our noncontrolling interests in CDM. During the first nine months of 2025 and 2024, we received $14 million and $44 million, respectively, in contributions from our noncontrolling interests.

Repayment of Finance Lease

During the first nine months of 2025, we paid $274 million in cash to extinguish a financing lease related to a headquarters-related real estate asset as part of our real estate rationalization initiatives. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

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

To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we have implemented a business optimization plan which is anticipated to improve our annual pre-tax cash flow by $1.0 billion. These optimization initiatives will be primarily focused on capital efficiencies, production optimization, commercial opportunities and corporate cost reductions. These savings are on track to be achieved by the end of 2026 with approximately $600 million expected to be completed by the end of 2025.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the third quarter of 2025, we held approximately $1.3 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of September 30, 2025 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Credit Availability

As of September 30, 2025, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2025, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

In November 2025, Devon announced a cash dividend in the amount of $0.24 per share payable in the fourth quarter of 2025 and will total approximately $150 million.

Our Board of Directors has authorized a $5.0 billion share repurchase program that expires on June 30, 2026. Through October 2025, we had executed $4.2 billion of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2025 is expected to be approximately $0.9 billion to $1.0 billion.

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

Non-GAAP Measures

We utilize “core earnings attributable to Devon” and “core earnings per share attributable to Devon” that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, non-cash asset impairments (including unproved asset impairments), change in tax laws, deferred tax asset valuation allowance, fair value changes in derivative financial instruments and restructuring and transaction costs.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Before Tax	After Tax	After NCI	Per Diluted Share	Before Tax	After Tax	After NCI	Per Diluted Share
2025:
Earnings attributable to Devon (GAAP)	$912	$693	$687	$1.09	$2,719	$2,119	$2,080	$3.27
Adjustments:
Asset dispositions	(37)	(28)	(28)	(0.04)	(342)	(266)	(266)	(0.42)
Asset and exploration impairments	1	1	1	—	264	205	205	0.32
Change in tax laws	—	11	11	0.02	—	11	11	0.02
Fair value changes in financial instruments	(29)	(22)	(22)	(0.04)	(113)	(87)	(87)	(0.14)
Restructuring and transaction costs	9	7	7	0.01	36	28	28	0.04
Core earnings attributable to Devon (Non-GAAP)	$856	$662	$656	$1.04	$2,564	$2,010	$1,971	$3.09
2024:
Earnings attributable to Devon (GAAP)	$1,064	$825	$812	$1.30	$2,872	$2,289	$2,252	$3.59
Adjustments:
Asset dispositions	—	—	—	—	16	12	12	0.02
Asset and exploration impairments	1	1	1	—	2	2	2	—
Deferred tax asset valuation allowance	—	(7)	(7)	(0.01)	—	(4)	(4)	(0.01)
Fair value changes in financial instruments	(167)	(129)	(129)	(0.20)	37	30	30	0.05
Restructuring and transaction costs	8	6	6	0.01	8	6	6	0.01
Core earnings attributable to Devon (Non-GAAP)	$906	$696	$683	$1.10	$2,935	$2,335	$2,298	$3.66

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings (GAAP)	$693	$825	$2,119	$2,289
Financing costs, net	109	88	348	240
Income tax expense	219	239	600	583
Exploration expenses	8	4	38	16
Depreciation, depletion and amortization	879	794	2,705	2,284
Asset impairments	—	—	254	—
Asset dispositions	(37)	—	(342)	16
Share-based compensation	21	24	67	74
Derivative and financial instrument non-cash valuation changes	(30)	(166)	(111)	34
Accretion on discounted liabilities and other	(2)	45	36	72
EBITDAX (Non-GAAP)	1,860	1,853	5,714	5,608
Marketing and midstream revenues and expenses, net	11	17	42	48
Commodity derivative cash settlements	(50)	(61)	(107)	(139)
General and administrative expenses, cash-based	93	93	290	271
Field-level cash margin (Non-GAAP)	$1,914	$1,902	$5,939	$5,788

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2025, we have commodity derivatives that pertain to a portion of our estimated production for the last three months of 2025, as well as for 2026 and 2027. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2025, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $200 million.

Interest Rate Risk

At September 30, 2025, we had total debt of $8.4 billion. Of this debt, $7.4 billion was comprised of debentures and notes that have fixed interest rates which averaged 5.7%. We also have a $1.0 billion Term Loan which has a variable interest rate that is adjusted monthly. The interest rate on the Term Loan was 5.8% at September 30, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2025 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted below and in Part I, Item 3. Legal Proceedings of our 2024 Annual Report on Form 10-K, including the updates disclosed in our Second Quarter 2025 Quarterly Report on Form 10-Q, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

On August 28, 2025, we received a NOV from the EPA relating to alleged air permit violations by Devon Energy Production Company, L.P. and WPX Energy Permian, LLC, each of which is a wholly-owned subsidiary of the Company, during 2024 in New Mexico and western Texas. We have been engaging with the EPA to resolve this matter, which remains ongoing, and management cannot predict its ultimate outcome; however, resolution of this matter may result in a fine or penalty in excess of $300,000.

Please see our 2024 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2025 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	2,082	$33.27	2,073	$1,038
August 1 - August 31	3,084	$33.84	3,052	$935
September 1 - September 30	2,204	$35.11	2,199	$857
Total	7,370	$34.06	7,324

(1)
In addition to shares purchased under the share repurchase program described below, these amounts include 46 thousand shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, including most recently in July 2024, Devon's Board of Directors expanded the share repurchase program authorization to $5.0 billion, with a June 30, 2026 expiration date. In the third quarter of 2025, we repurchased 7.3 million common shares for $250 million, or $34.06 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

DEVON ENERGY CORPORATION

Date: November 6, 2025	/s/ John B. Sherrer
John B. Sherrer
Vice President, Accounting and Controller