Form 10-K
period 2025-12-31
DEVON ENERGY CORP/DE
filed 2026-02-18
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $20.2 billion, based upon the closing price of $31.81 per share as reported by the New York Stock Exchange on such date. On February 4, 2026, 620 million shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement relating to Registrant’s 2026 annual meeting of stockholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

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

“Coterra” means Coterra Energy, Inc.

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

“MBbls” means thousand barrels.

“MBoe” means thousand Boe.

“Mcf” means thousand cubic feet.

“Merger” means the merger of Merger Sub with and into Coterra, Coterra continuing as the surviving corporation and a wholly-owned subsidiary of the Company, pursuant to the terms of the Merger Agreement.

“Merger Agreement” means that certain Agreement and Plan of Merger, dated February 1, 2026, by and among the Company, Merger Sub and Coterra.

“Merger Sub” means Cubs Merger Sub, Inc., a wholly-owned subsidiary of the Company.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words and phrases “expects,” “believes,” “will,” “would,” “could,” “continue,” “may,” “aims,” “likely to be,” “intends,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Devon expects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially and adversely from our expectations due to a number of factors, including, but not limited to:

•
the volatility of oil, gas and NGL prices, including from changes in trade relations and policies, such as the imposition of new or increased tariffs or other trade protection measures by the U.S., China or other countries;
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
•
regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to federal lands, environmental matters, water disposal and tax matters;
•
climate change and risks related to regulatory, social and market efforts to address climate change;
•
risks relating to our sustainability initiatives;
•
claims, audits and other proceedings impacting our business, including with respect to historic and legacy operations;
•
governmental interventions in energy markets;
•
counterparty credit risks;
•
risks relating to our indebtedness;
•
cybersecurity risks;
•
risks associated with artificial intelligence and other emerging technologies;
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

Maintaining financial strength and flexibility – Commodity prices are uncertain and volatile, so we strive to maintain a strong balance sheet, as well as adequate liquidity and financial flexibility, in order to operate competitively in all commodity price cycles. Our capital allocation decisions are made with attention to these financial stewardship principles, as well as the priorities of funding our core operations, protecting our investment-grade credit ratings and paying and growing our shareholder dividend. While maintaining financial strength is a top priority, we remain committed to maximizing shareholder value, which is evidenced by making opportunistic share repurchases and consistently paying and growing our fixed dividend.

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

Cultivating a culture of innovation and results – We empower our people to leverage emerging technologies and drive superior results. Our employees are at the center of value creation, delivering impactful results that share our long-term success. We are committed to providing fulfilling careers, meaningful benefits and a sense of inclusion and belonging. We strive to be good stewards in all the communities we operate in, being actively involved and applying our culture of operating excellence.

Sustainability and EHS

Devon is focused on producing reliable, affordable and accessible energy that the world needs, while continuing to find ways to produce and deliver it more responsibly. In planning activities and making decisions, we consider potential environmental impacts along with operational, financial and other relevant factors. We promote a culture of compliance with environmental laws and regulations and encourage performance that often goes above and beyond what is required. We deploy technologies, tools and processes intended to minimize or avoid potential effects on air, water, land and wildlife. We are also evaluating and selectively investing in low-emission opportunities that are complementary to our core business and deliver long-term shareholder value.

We have a strong organization in place to manage safety and environmental performance, encompassing our Board of Directors, our EHS and Sustainability leadership teams, and our field-level EHS and operations teams. Our governance philosophy in this space elevates EHS oversight and discussion, including matters related to climate change. Our Board and the Board's Safety, Operations, and Resource Committee and Governance, Environmental, and Public Policy Committee frequently review our safety and environmental initiatives and are keenly interested in the operational measures, technological advancements, planning, forecasting and other actions the Company takes in improving our performance in these areas.

Our organizational efforts are intended to ensure that our environmental objectives and targets are considered in capital allocation decisions, corporate and business unit planning and team strategies to integrate sustainability into our business activities. To support our environmental initiatives, we spent approximately $100 million in 2025 on capital projects that will directly or indirectly result in emissions reduction, and we anticipate spending a similar amount in 2026.

Devon has established environmental performance targets that reflect our dedication and commitment to providing affordable energy while achieving meaningful emissions reductions and pursuing our longer-term aspiration of net zero GHG emissions for Scopes 1 and 2. Our GHG and methane targets, described below, are calculated from a 2019 baseline. Devon’s emission reduction strategy involves a range of potential actions, including expanding our leak detection and repair program; deploying advanced leak detection technologies; reducing the volume of natural gas that is flared; electrifying facilities to reduce the use of natural gas and diesel consumed onsite; and optimizing facility design to minimize leaks and eliminate common equipment failures.

Devon is also focused on water stewardship in support of our environmental objectives, continuing to advance our use of recycled water and targeting to use 90% or more non-freshwater for completions activities in our most active operating areas within the Delaware Basin.

We are confident we can deliver strong operational and financial results and reduce our environmental impact while safeguarding our workforce and the communities in which we operate.

Human Capital

Delivering strong operational and financial results in a safe, environmentally and socially responsible way requires the expertise and positive contributions of every Devon employee. Our people are the Company’s most important resource and we seek to hire people who share and demonstrate our core values of integrity, relationships, courage and results. We value our people and invest in their success. Devon focuses on providing personally and professionally fulfilling careers, meaningful benefits and compensation and a sense of belonging and inclusion. Our workforce is central to and drives our long-term success. Devon’s Executive Committee and Compensation Committee of the Board routinely engage in discussions regarding a wide range of human capital strategies, outcomes and activities. As of December 31, 2025, Devon and its consolidated subsidiaries had approximately 2,200 employees, all located in the U.S.

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

Devon also prioritizes the physical, mental and financial wellness of our employees. We offer competitive health and financial benefits with incentives designed to promote well-being, including an Employee Assistance Program (“EAP”) that provides counseling services for employees and their family members free of charge. Access to experienced counselors, financial experts, staff attorneys, elder-care consultants and other services is included in EAP services available 365 days a year, 24 hours a day. Devon also provides virtual mental health counseling resources available through talk and text, as well as a digital mental health platform providing mental health assessment and education. Devon encourages employees to take advantage of our wellness programs and activities by getting an annual physical exam, attending preventive health screenings and completing a financial wellness series, all at no cost to our workforce.

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

We strive to bring a range of thoughts, experiences and points of view to our problem-solving and decision making throughout Devon. Along with our workforce efforts, we invest in community partnerships focusing on social services, environment and conservation, emergency response and preparedness, arts and culture and STEM education. Since 2019, Devon has created STEM centers throughout elementary and middle schools in the areas in which we operate. Devon has helped open 194 STEM centers that orient children of all backgrounds to skills that will be essential for the future workforce. Devon works with various school districts to provide students with access to state-of-the-art STEM tools and resources in each STEM Center.

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

Oil and Gas Properties

Property Profiles

Key summary data from each of our areas of operation as of and for the year ended December 31, 2025 are detailed in the map below.

ROCKIES
195 MBoe/d (55% oil)
23% of production
573 MMBoe of proved reserves
24% of proved reserves
150 gross wells drilled
Anadarko Basin
83 MBoe/d (14% oil)
10% of production
324 MMBoe of proved reserves
13% of proved reserves
109 gross wells drilled
Delaware Basin
493 MBoe/d (46% oil)
59% of production
1,363 MMBoe of proved reserves
56% of proved reserves
405 gross wells drilled
Eagle Ford
65 MBoe/d (63% oil)
8% of production
151 MMBoe of proved reserves
6% of proved reserves
110 gross wells drilled

Delaware Basin – The Delaware Basin is our largest and most active program in the portfolio with operations in southeast New Mexico and across the state line into west Texas. Over the past several years, we have built an industry-leading position in this basin. Through a capital efficient drilling program, it offers exploration and low-risk development opportunities from many geologic reservoirs and play types, including the oil-rich Wolfcamp, Bone Spring, Avalon and Delaware formations. With a significant inventory of oil and liquids-rich drilling opportunities that have multi-zone development potential, Devon has a robust platform to deliver high-margin drilling programs for many years to come. At December 31, 2025, we had 11 operated rigs developing this asset in the Wolfcamp and Bone Spring formations. The Delaware Basin is our top funded asset.

Rockies – Our Rockies development consists of our Williston Basin and Powder River Basin assets. Our position within these oil-weighted basins provides us with a deep inventory of high-margin opportunities.

Through the Grayson Mill acquisition, we significantly expanded our operating position within the basin. Our position in the Williston is focused on the oil-prone Bakken and Three Forks formations located across eastern Montana and western North Dakota. Our Williston Basin asset is a high-margin oil resource located in the core of the play and generates substantial cash flow. At December 31, 2025, we had three operated rigs developing the Williston Basin.

Our Powder River asset is focused on emerging oil opportunities in Wyoming's Powder River Basin. We are currently targeting several Cretaceous oil objectives, including the Turner, Parkman, Teapot and Niobrara formations. Recent drilling success in this basin has expanded our drilling inventory, and we expect further growth as we continue to de-risk this emerging light-oil opportunity. At December 31, 2025, we had one operated rig developing the Powder River Basin asset.

Eagle Ford – Our Eagle Ford operations are located in Texas' DeWitt and Karnes counties, situated in the economic core of this south Texas play. Its production is leveraged to oil and has low-cost access to premium Gulf Coast pricing, providing for strong operating margins. On April 1, 2025, Devon and BPX Energy dissolved their partnership and divided their acreage in the Eagle Ford Blackhawk field located in Texas' DeWitt County, resulting in increased operational flexibility for both parties. At December 31, 2025, we had two operated rigs developing this asset.

Anadarko Basin – Our Anadarko Basin development, located in western Oklahoma, is one of the largest in the industry, providing substantial long-term inventory optionality. We have an agreement with Dow to jointly develop a portion of our Anadarko Basin acreage and, as of December 31, 2025, we had a two rig program associated with this joint venture.

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

The process of estimating oil, gas and NGL reserves is complex and requires significant judgment, as discussed in “Item 1A. Risk Factors” of this report. As a result, we have developed internal policies for estimating and recording reserves in compliance with applicable SEC definitions and guidance. Our policies assign responsibilities for compliance in reserves bookings to our Reserve Evaluation Group (the “Group”). The Group, which is led by Devon’s Manager of Reserves and Economics, is responsible for the internal review and certification of reserves estimates. We ensure the Manager and key members of the Group have appropriate technical qualifications to oversee the preparation of reserves estimates and are independent of the operating groups. The Manager of the Group has approximately 20 years of industry experience, a degree in engineering and is a licensed professional engineer. The Group also oversees audits and reserves estimates performed by a qualified third-party petroleum consulting firm. During 2025, we engaged DeGolyer and MacNaughton to audit 91% of our proved reserves. Additionally, our Board of Directors has a Safety, Operations and Resource Committee that provides additional oversight of our reserves process. The committee consists of five independent members of our Board of Directors who collectively have skills and backgrounds that are relevant to the reserves estimation processes, reporting systems and disclosure requirements.

The following tables present production, price and cost information for each significant field in our asset portfolio and the total company. Beginning in 2024, the Williston Basin was added as a significant field while the Anadarko Basin was removed due to the acquisition of the Williston Basin business of Grayson Mill in the third quarter of 2024.

	Production
Year Ended December 31,	Oil (MMBbls)	Gas (Bcf)	NGLs (MMBbls)	Total (MMBoe)
2025
Delaware Basin	82	297	49	180
Williston Basin	33	78	17	63
Total	142	505	81	307
2024
Delaware Basin	80	268	45	170
Williston Basin	19	39	7	32
Total	127	438	70	270
2023
Delaware Basin	77	240	39	156
Anadarko Basin	5	87	10	30
Total	117	385	59	240

	Average Sales Price
Year Ended December 31,	Oil (Per Bbl)	Gas (Per Mcf)	NGLs (Per Bbl)	Production Cost (Per Boe) (1)
2025
Delaware Basin	$63.52	$1.54	$19.50	$8.34
Williston Basin	$60.37	$(0.06)	$9.57	$9.85
Total	$62.77	$1.67	$18.28	$8.98
2024
Delaware Basin	$74.75	$0.59	$20.27	$7.95
Williston Basin	$69.15	$(0.34)	$8.76	$11.61
Total	$73.78	$0.91	$20.20	$8.76
2023
Delaware Basin	$76.24	$1.70	$20.54	$7.67
Anadarko Basin	$75.48	$2.34	$22.82	$9.30
Total	$75.98	$1.83	$20.48	$8.87

(1)
Represents production expense per Boe excluding production and property taxes.

Drilling Statistics

The following table summarizes our development and exploratory drilling results.

	Development Wells (1)		Exploratory Wells (1)		Total Wells (1)
Year Ended December 31,	Productive	Dry	Productive	Dry	Productive	Dry	Total
2025 (2)	266.1	—	70.5	—	336.6	—	336.6
2024	290.8	—	47.2	—	338.0	—	338.0
2023	293.0	0.7	42.2	—	335.2	0.7	335.9

(1)
Well counts represent net wells completed during each year. Gross wells are the sum of all wells in which we own a working interest. Net wells are gross wells multiplied by our fractional working interests in each well.
(2)
As of December 31, 2025, there were 473 gross and 255 net wells that have been spud and are in the process of drilling, completing or waiting on completion.

Productive Wells

The following table sets forth our producing wells as of December 31, 2025.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross (1)(3)	Net (2)	Gross (1)(3)	Net (2)	Gross (1)(3)	Net (2)
Total	15,035	5,748	3,514	1,581	18,549	7,329

(1)
Gross wells are the sum of all wells in which we own a working interest.
(2)
Net wells are gross wells multiplied by our fractional working interests in each well.
(3)
Includes 18 and 32 gross oil and gas wells, respectively, which had multiple completions.

The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. We are the operator of approximately 7,785 gross wells. As operator, we receive reimbursement for direct expenses incurred to perform our duties, as well as monthly per-well producing, drilling and construction overhead reimbursement at rates customarily charged in the respective areas. In presenting our financial data, we record the monthly overhead reimbursements as a reduction of G&A, which is a common industry practice.

Acreage Statistics

The following table sets forth our developed and undeveloped lease and mineral acreage as of December 31, 2025. Of our 2.4 million net acres, approximately 1.6 million acres are held by production. The acreage in the table below does not include any material net acres subject to leases that are scheduled to expire during 2026, 2027 and 2028. For the net acres that are set to expire by December 31, 2028, we anticipate performing operational and administrative actions to continue the lease terms for portions of the acreage that we intend to further assess. However, we do expect to allow a portion of the acreage to expire in the normal course of business. Approximately 15% of our total net acres are located on federal lands.

	Developed		Undeveloped		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
	(Thousands)
Total	1,730	1,059	3,188	1,310	4,918	2,369

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

As of January 2026, our production was sold under the following contract terms.

	Short-Term		Long-Term
	Variable	Fixed	Variable	Fixed
Oil	71%	—	29%	—
Natural gas	59%	3%	38%	—
NGLs	76%	13%	11%	—

Delivery Commitments

A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. As of December 31, 2025, we were committed to deliver the following fixed quantities of production.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Oil (MMBbls)	11	10	1	—	—
Natural gas (Bcf)	530	149	121	110	150
NGLs (MMBbls)	13	13	—	—	—
Total (MMBoe)	112	48	21	18	25

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

Competition

See “Item 1A. Risk Factors.”

Public Policy and Government Regulation

Our industry is subject to a wide range of governmental regulation and oversight. Laws, regulations, taxes, fees and other policy implementation actions affecting our industry have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations which are binding on our industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and consequently affect profitability. Public policy changes are commonplace, and changes to existing laws and regulations are frequently proposed or implemented. Moreover, it is often difficult to quantify all associated compliance costs as such amounts may be indistinguishable components of our general capital expenditures and operating expenses. Accordingly, we are unable to predict the future cost or impact of regulatory compliance, though we do not expect such compliance costs or impacts to affect our operations materially differently than other similarly situated companies. However, based on regulatory trends and increasingly stringent laws and permitting requirements, our capital expenditures and operating expenses related to environmental and other regulations have increased over the years and will likely continue to increase. For more information on our environmental capital expenditures specifically, see the sustainability and EHS discussion earlier in this report.

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
•
worker protection.

Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits, which can allow environmental organizations to sue operators for alleged violations of environmental law. Environmental organizations also can assert legal and administrative challenges to certain actions of oil and gas regulators, such as the BLM, for allegedly failing to comply with environmental laws, which can result in delays in obtaining permits or other necessary authorizations. In recent years, federal and state policy makers and regulators have increasingly implemented or proposed new laws and regulations designed to reduce methane and other GHG emissions, which have included mandates for new leak detection and retrofitting requirements, stricter emission standards and a fee on methane emissions. For example, in March 2024, the BLM adopted a rule that limits flaring and allows the delay or denial of permits upon a finding that an operator’s methane waste minimization plan is insufficient, although this rule is currently subject to litigation and halted in certain states. In addition, in December 2023, the EPA finalized more stringent methane rules for new, modified and reconstructed facilities and, for the first time ever, established standards for existing sources. Fines and penalties for violations of these EPA rules can be substantial. The rules have been subject to legal challenge, and may also be repealed or modified by the current U.S. administration, though we cannot predict the substance or timing of such changes, if any.

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

Risks Related to Our Industry

Volatile Oil, Gas and NGL Prices Significantly Impact Our Business

Our financial condition, results of operations and the value of our properties are highly dependent on the general supply and demand for oil, gas and NGLs, which impact the prices we ultimately realize on our sales of these commodities. Historically, market prices and our realized prices have been volatile. For example, over the last five years, monthly NYMEX WTI oil and NYMEX Henry Hub gas prices ranged from highs of over $120 per Bbl and $9.50 per MMBtu, respectively, to lows of under $50 per Bbl and $1.60 per MMBtu, respectively. Such volatility is likely to continue in the future due to numerous factors beyond our control, including, but not limited to:

•
the domestic and worldwide supply of and demand for oil, gas and NGLs;
•
volatility and trading patterns in the commodity-futures markets;
•
climate change incentives and conservation and environmental protection efforts;
•
production levels of members of OPEC, Russia, the U.S. or other producing countries;
•
geopolitical risks, including the conflict between Russia and Ukraine, the Israel-Gaza and Hezbollah conflicts and hostilities in Yemen and the Red Sea, as well as other hostilities or political and civil unrest in the Middle East, Africa, Europe and South America, including Venezuela;
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
•
the overall economic environment, including inflationary pressures, fluctuations in interest rates, economic slowdowns or recessions;
•
market and geopolitical uncertainty as a result of shifts or potential further shifts in domestic and international policies;
•
changes in trade relations and policies, such as (i) the imposition of new or increased tariffs or other trade protection measures by the U.S., China or other countries, (ii) environmental performance standards or similar fossil fuel import restrictions in certain international markets, (iii) economic sanctions, including embargoes, on Russia or other producing countries or (iv) restrictions on oil, gas and NGL exports by the U.S.; and
•
other governmental regulations and taxes.

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

We Have Limited Control Over Properties and Investments Operated by Others or through Joint Ventures

Certain of the properties and investments in which we have an interest are operated by other companies and may involve third-party working interest owners. We have limited influence and control over the operation or future development of such properties and investments, including compliance with EHS regulations or the amount and timing of required future capital expenditures. In addition, we conduct certain of our operations through joint ventures in which we may share control with third parties, and the other joint venture participants may have interests or goals that are inconsistent with those of the joint venture or us. These limitations and our dependence on such third parties could result in unexpected future costs or liabilities and unplanned changes in operations or future development, which could adversely affect our financial condition and results of operations. Moreover, any bankruptcy involving, or any misconduct or other improper activities committed by, our business partners or other counterparties could negatively impact the value of our investments, as well as our own business or reputation.

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

Competition for Assets, Materials, People and Capital Can Be Significant

Strong competition exists in all sectors of the oil and gas industry. We compete with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and properties. We also compete for the equipment, materials, services and personnel required to explore, develop and operate properties, such as drilling rigs, well materials and oilfield services. The rising costs and scarcity caused by this competitive pressure will generally increase during periods of higher commodity prices and can be further exacerbated by higher inflation rates and supply chain disruptions in the broader economy, including as a result of tariffs or changes in trade policy. For example, we experienced some increase in operating costs throughout 2025 due to the economic uncertainty in global trade arising from geopolitical events and shifting trade policies. While we actively work to mitigate the impact of these potential risks through operational efficiencies gained from the scale of our operations as well as by leveraging long-standing relationships with our suppliers, the ultimate impacts remain uncertain. Competition is also prevalent in the marketing of oil, gas and NGLs. Certain of our competitors have resources substantially greater than ours and may have established superior strategic long-term positions and relationships. As a consequence, we may be at a competitive disadvantage in bidding for assets or services and accessing capital and downstream markets. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative energy sources and the application of government regulations.

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

Changes in public policy have affected, and in the future could further affect, our operations. For example, various policy makers have expressed support for, and have taken steps to implement, efforts to transition the economy away from fossil fuels and to promote stricter environmental regulations, and such proposals could impose new and more onerous burdens on our industry and business. The IRA, for instance, contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels and carbon capture and sequestration, among other provisions, potentially further accelerating the transition toward lower-or zero-carbon emissions alternatives to fossil fuels. These and other regulatory and public policy developments could, among other things, restrict production levels, delay necessary permitting, impose price controls, change environmental protection requirements, impose restrictions on pipelines or other necessary infrastructure, raise taxes, royalties and other amounts payable to governments or governmental agencies and otherwise increase our operating costs. In addition, changes in public policy may indirectly impact our operations by, among other things, increasing the cost of supplies and equipment and fostering general economic uncertainty. While Congress and the current U.S. administration have taken various actions to slow or limit the availability of funding under the IRA, some of these efforts have been challenged and the ultimate effect of the IRA remains uncertain. For example, OBBB includes provisions that roll back certain aspects of the IRA, which could further restrict access to funding and incentives. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity, particularly changes related to the matters discussed in more detail below.

Federal Lands – Federal policy makers have from time to time expressed support for, and have taken steps to implement, additional regulation of oil and gas leasing, permitting and development on federal lands. For example, the Department of the Interior adopted a final rule in April 2024 revising various terms for future federal leases and wells, including by enhancing bonding requirements and increasing royalty rates, rental rates and minimum bids. Moreover, non-governmental organizations, trade groups and other private parties have filed lawsuits challenging leasing, permitting and other regulatory decisions relating to our and other industry participants’ oil and gas development on federal lands, which, if successful, could hinder or delay development activities or otherwise adversely impact operations. While it is not possible at this time to predict the ultimate impact of these actions or any other future regulatory changes, including any potential actions by the current U.S. administration, any additional restrictions or burdens on our ability to operate on federal lands could adversely impact our business in the Delaware and Powder River Basins, as well as other areas where we operate under federal leases.

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

Tax Matters – We are subject to U.S. federal income tax as well as income, capital and other taxes in various U.S. state and foreign jurisdictions, and our operating cash flow is sensitive to the amount of taxes we must pay. In the jurisdictions in which we or any of our subsidiaries operate or previously operated, income taxes are assessed on our earnings after consideration of all allowable deductions and credits. Changes in the types of earnings that are subject to income tax, the types of costs that are considered allowable deductions and the timing of such deductions, or the rates assessed on our taxable earnings could significantly increase our tax obligations, adversely impacting our financial condition, results of operations and cash flows. Additionally, more generally, a change in any U.S. federal, state or local or foreign tax law, treaty, policy, statute, rule, regulation or ordinance, or in the interpretation thereof, in any jurisdiction in which we or any of our subsidiaries operate, or in which we or any of our subsidiaries are organized, could result in us incurring a materially higher tax expense, which would also adversely impact our financial condition, results of operations and cash flows. For example, the IRA included a 15% CAMT on certain financial statement income. Any incremental taxes attributable to CAMT or any other tax law changes, or a change in our current interpretation thereof, could be significant and adversely impact our financial condition, results of operations and cash flows. Moreover, we are regularly audited by tax authorities. Although we believe our tax positions are reasonable and properly supported, if one or more of our tax positions are challenged by the IRS or other tax authorities (in a tax audit or otherwise), material cash payments or adjustments to tax expense may occur, which could adversely affect our financial condition, results of operations and cash flows.

Climate Change and Related Regulatory, Social and Market Actions May Adversely Affect Our Business

Continuing and increasing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce GHG emissions, such as carbon dioxide and methane. Policy makers and regulators at both the U.S. federal and state levels have from time to time imposed, or stated intentions to impose, laws and regulations designed to quantify and limit the emission of GHG. For example, in December 2023, the EPA finalized more stringent methane rules for new, modified and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. The final rule includes, among other things, enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring, zero-emission requirements for certain devices, and reduction of emissions by 95% through capture and control systems. The final rule also establishes a “super emitter” response program that allows third parties to make reports to the EPA of large methane emissions events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge, although OOOOb is already in effect. Relatedly, the IRA imposed a new charge or fee with respect to excess methane emissions from certain petroleum and natural gas facilities starting in 2024 and annually increasing through 2026. Although the current U.S. administration delayed the imposition of the fee until 2034, we cannot predict whether this or any future administration may seek to revise or repeal this delay or the timing of any such actions. In addition to these federal efforts, the states where we operate have already imposed, or stated intentions to impose, laws or regulations designed to reduce methane emissions from oil and gas exploration and production activities, including by mandating new leak detection and retrofitting requirements.

Policy makers have also advocated for expanding existing, or creating new, reporting and disclosure requirements regarding GHG emissions and other climate-related matters. For example, the EPA adopted amendments in May 2024 to its GHG Reporting Program, which, among other things, added well blowouts and other abnormal events as new categories of sources for GHG emissions reporting. In addition, the SEC finalized rules in March 2024 that would have required public companies to include extensive climate-related disclosures in their SEC filings. In April 2024, the SEC stayed the effectiveness of these rules pending the completion of a judicial review of certain legal challenges, and the current U.S. administration has declined to defend the rules in the legal challenges, which has resulted in a stay of the challenges that will remain in effect until the rules are withdrawn or the government resumes its defense of the rules. Similarly, California enacted legislation in October 2023 requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. The European Union has also adopted a set of policy initiatives, including the Corporate Sustainability Reporting Directive and the Corporate Sustainability Due Diligence Directive, which impose expansive sustainability reporting and due diligence requirements for both European Union and certain non-European Union companies. While we are still assessing the applicability of the European Union directives, we would expect to incur substantial additional compliance costs to the extent these or similar disclosure requirements apply to us. We further anticipate the costs and other risks associated with any such disclosure requirements to be particularly heightened, given that reporting frameworks on GHG emissions and other climate-related metrics are still maturing and often require the use of numerous assumptions and judgments.

With respect to more comprehensive regulation, policy makers and political leaders have made, or expressed support for, a variety of proposals, such as the development of cap-and-trade or carbon tax programs. At the international level, over 190 countries have signed the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years. Subsequent United Nations climate conferences have called for additional action to transition away from fossil fuels or otherwise reduce GHG emissions. The current U.S. administration re-withdrew the United States from the Paris Agreement in January 2025, and, in January 2026, the current U.S. administration announced that the United States was withdrawing from the United Nations Framework Convention on Climate Change and the various climate-related programs under this Framework. As a result, the United States’ participation in future United Nations climate-related efforts is unclear. At the state level, there have been attempts to introduce legislation whereby certain entities found responsible for contributing toward climate change over a period of time are required to pay into a fund used for climate-related projects. For example, in December 2024, New York passed its “Climate Superfund Law,” which provides for the assessment of a fee for emitters that have a sufficient nexus to the state and are found to have released more than one billion tons of carbon dioxide during 2000 through 2018. Vermont passed a similar law in May 2024, and similar legislation has been proposed in California, Massachusetts and New Jersey. We have been identified by New York as a potentially responsible party under the law; however, to date, we have not received any cost recovery demand. These and other initiatives could negatively impact our business through restrictions or cancellations of oil and natural gas activities, a requirement to pay damages, greater costs of compliance or consumption (thereby reducing demand for our products) or an impairment in our ability to continue our operations in an economic manner.

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

Our Environmental Performance Targets and Other Sustainability Initiatives May Expose Us to Risks

We have developed, and may continue to develop, voluntary targets related to our sustainability initiatives, including our environmental performance targets and strategy. Any public statements related to these initiatives reflect our current plans and expectations and are not a guarantee the targets will be achieved or achieved on the currently anticipated timeline. Additionally, such statements are often based on assumptions or hypothetical scenarios which are necessarily uncertain. Our ability to achieve any targets is subject to numerous risks and uncertainties, many of which are beyond our control, including market factors, unanticipated changes in societal behavior, capital constraints, the pace of technological advancement and governmental policies or priorities. Moreover, as emission measurement protocols mature and related technologies continue to develop, we may be required to revise our emissions estimates and reduction goals or otherwise revise the strategies outlined in our sustainability initiatives. If our sustainability initiatives do not meet our investors’ or other stakeholders’ evolving expectations and standards (including those in support of or in opposition to ESG principles), investment in us may be viewed as less attractive and our reputation and business may be adversely impacted.

Additionally, public statements with respect to environmental targets or other ESG-related goals are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, with respect to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements were misleading, false or otherwise deceptive. Conversely, “anti-ESG” sentiment has gained momentum among some governmental and private actors, and various federal and state policy makers have enacted or proposed “anti-ESG” policies, legislation and other initiatives, including efforts targeting certain practices and programs related to diversity, equity and inclusion. As a result, we may also face heightened scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our sustainability initiatives.

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

Price Controls, Export Restrictions and Other Governmental Interventions in Energy Markets May Adversely Impact Our Business

Domestic and foreign governmental bodies have from time to time intervened in energy markets by imposing price controls, restricting exports, limiting production or otherwise taking actions to impact the availability and price of oil, natural gas and NGLs. For instance, members of the European Union agreed to a price-cap framework in December 2022 for the trading of natural gas in response to rising energy costs in Europe. Similarly, during 2021 and 2022, former President Biden authorized several releases from the U.S. Strategic Petroleum Reserve in an effort to lower domestic energy prices. More recently, in May 2024, the European Union approved new regulations imposing fossil fuel import standards, which include disclosure, emission mitigation work practices and methane intensity threshold requirements, which could impact our ability to sell production in European markets. Governments may take similar actions in the future, particularly in the event of disruption in energy markets or national emergency. Any such interventions could adversely impact our business, including by depressing the price of our production and generally introducing greater uncertainty to our operations.

Risks Relating to the Merger

We May Fail to Realize the Anticipated Benefits of the Merger, and Any Failure to Successfully Integrate the Businesses and Operations of Devon and Coterra May Adversely Affect Our Future Results

The success of the Merger will depend on, among other things, the combined company’s ability to realize anticipated synergies and benefits. If the combined company is not able to successfully achieve these synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. Moreover, if we do not realize such benefits or for any other reason, the board of directors of the combined company may not approve, or delay the approval of, the anticipated increases in our dividends and share repurchase authorization following the Merger, which could negatively impact our stock price.

We and Coterra have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Devon employees or key Coterra employees, the loss of customers, the disruption of our or Coterra’s ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Devon and Coterra and certain of their respective subsidiaries also have contracts with various business partners, which contracts may grant the counterparties certain rights in connection with the Merger or which may require Devon or Coterra, as applicable, to obtain consents from these counterparties. If such rights are triggered or such consents cannot be obtained, the counterparties to these contracts may have the ability to terminate, reduce the scope of or otherwise seek to vary the terms of their relationships or the terms of such contracts with either or both parties, and the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the business of the combined company. Furthermore, the combined company’s board of directors and management team will consist of directors and employees from each of Devon and Coterra, as applicable. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and strategic philosophies, which may not be successful or take longer than anticipated.

We Are Subject to Certain Restrictions in the Merger Agreement That May Hinder Operations Pending the Consummation of the Merger, and We May Be the Target of Securities Class Action and Derivative Lawsuits as a Result of the Merger

Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could adversely impact our business operations and financial results. During the pendency of the Merger, the Merger Agreement restricts us from engaging in specified types of actions, including, among other things, acquisition, divestiture and financing activities and unbudgeted capital expenditures, in each case subject to certain exceptions. These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or from effectively responding to competitive pressures or industry developments.

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

The Merger Agreement Could Be Terminated, Which Could Negatively Impact Us

The Merger is subject to a number of conditions that must be satisfied or waived (to the extent permissible) prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. The Merger Agreement also contains certain termination rights for both Devon and Coterra, including if the Merger is not consummated by August 1, 2026 (subject to certain extensions due to delay in antitrust approvals), and further provides that, upon termination of the Merger Agreement under certain circumstances, we may be required to pay Coterra a termination fee equal to $865 million.

If the Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we may experience certain negative effects. Among others: (i) we may experience negative reactions from the financial markets and business partners; (ii) we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting and other advisory fees and printing costs; and (iii) matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.

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

Our Debt May Limit Our Liquidity and Financial Flexibility, and Any Downgrade of Our Credit Rating Could Adversely Impact Us

As of December 31, 2025, we had total indebtedness of $8.4 billion. Our indebtedness and other financial commitments have important consequences to our business, including, but not limited to:

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

In addition, we receive credit ratings from rating agencies in the U.S. with respect to our debt. Factors that may impact our credit ratings include, among others, debt levels, planned asset sales and purchases, liquidity, size and scale of our production and commodity prices. Certain of our contractual obligations require us to provide letters of credit or other assurances. Any credit downgrades could adversely impact our ability to access financing and trade credit, require us to provide additional letters of credit or other assurances under contractual arrangements and increase our interest rate under the Senior Credit Facility and the Term Loan, as well as the cost of any other future debt.

Cybersecurity Incidents May Adversely Impact Our Operations

We rely heavily on information systems, operational technologies and other digital technologies to conduct our business, and we are expanding the use of and reliance on these systems and technologies, including through artificial intelligence, process automation and data analytics. Concurrent with the growing dependence on technology is a greater sensitivity to cyberattacks and other cyber-related incidents, which have increasingly targeted our industry. Perpetrators of cyberattacks often attempt to gain unauthorized access to digital systems for purposes of misappropriating confidential, proprietary or personal information, intellectual property or financial assets, corrupting data or causing operational disruptions, as well as preventing users from accessing systems or information for the purpose of demanding payment in order for users to regain access. A wide variety of individuals or groups may perpetuate cyberattacks, ranging from highly sophisticated criminal organizations and state-sponsored actors to disgruntled employees, and the nature of, and methods used in, cyberattacks are similarly diverse and constantly evolving, with examples including phishing attempts, distributed denial of service attacks or ransomware, which could be enhanced or facilitated by artificial intelligence. In addition, our vendors (including third-party cloud and IT service providers), midstream providers and other business partners may separately suffer disruptions or breaches from cyberattacks or other cyber-related incidents, which, in turn, could adversely impact our operations and compromise our information. Moreover, we and other upstream companies rely on extensive oil and gas infrastructure and distribution systems to deliver our production to market, which, in turn, depend upon digital technologies; we also rely on other critical infrastructure to operate our business, such as communication networks and power grids. Any cyberattack directed at such infrastructure or systems could adversely impact our business and operations, including by limiting our ability to transport and market our production. Furthermore, human error by our employees, contractors or third-party business partners may also cause or exacerbate a cybersecurity incident, and geopolitical instability may heighten the risk of cyberattacks against us or the infrastructure we rely upon.

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

We Face Risks Associated with Artificial Intelligence and Other Emerging Technologies

We increasingly use artificial intelligence (“AI”) and other emerging technologies to improve our business processes, including through the integration of various AI tools into certain of our information systems. However, we may not properly implement these technologies into our business, and there can be no assurance that we will realize the anticipated efficiency gains or other benefits from their adoption. Failure to effectively integrate AI and other emerging technologies into our operations could put us at a competitive disadvantage to other oil and gas companies who have more successfully implemented such technologies. In addition, the use of AI presents certain risks, including, among other things: (i) the generation of and reliance upon inaccurate, misleading or otherwise flawed content in our business processes, (ii) the unauthorized use or disclosure of confidential or proprietary information and (iii) potential exposure to new or enhanced governmental or regulatory scrutiny, all of which could negatively impact our business.

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

Activist Shareholders Could Cause Us to Incur Significant Expense, Hinder Execution of our Business Strategy and Impact Our Stock Price

Publicly traded companies are increasingly subject to campaigns by activist shareholders advocating corporate actions, such as operational, governance or management changes, sales of assets or entire business units or business combination transactions. Activist shareholders could seek to engage in proxy solicitations, advance shareholder proposals or otherwise attempt to assert influence on our Board of Directors and management. These actions may be prompted or exacerbated by unfavorable recommendations or ratings from proxy advisory firms or other third parties. Such actions could adversely impact our business by distracting our Board of Directors and employees from our long-term strategy, requiring us to incur increased advisory fees and related costs, interfering with our ability to successfully execute on business operations and strategic transactions or plans and provoking perceived uncertainty about the future direction of our business. Such perceived uncertainty may, in turn, make it more difficult to retain employees and could result in significant fluctuation in the market price of our common stock.

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

We have made efforts to align the Program with the National Institute of Standards and Technology Cybersecurity Framework for risk management, and we conduct regular assessments to identify areas for potential improvement and benchmark maturity relative to peers and other companies, as well as industry and other relevant standards. Moreover, we perform regular internal testing of our systems and processes, including disaster recovery exercises and tabletop exercises. We supplement these internal efforts by periodically engaging third-party organizations to separately review and stress-test the Program.

The Program is administered by our Digital Security team, which is led by our Manager of Digital Security. The Digital Security team meets at least weekly to discuss any cybersecurity incidents and related response actions, emerging cybersecurity threats facing the Company and preventative measures. It is important to Devon that members of our Digital Security team have the necessary expertise to oversee the Program and its related technologies, platforms and applications, whether through educational background, experience, technical certifications or other training. The Manager of Digital Security has over 15 years of cybersecurity experience, a degree in management information systems and multiple certifications relating to security, risk and information systems, including a security leadership certification.

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

As of the date of this report, though the Company and certain of our service providers have experienced certain cybersecurity incidents, Devon is not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect Devon. For information on the risks associated with cybersecurity threats, see “Item 1A. Risk Factors.”

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

Environmental Matters

Devon has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. Devon believes proceedings under this threshold are not material to Devon’s business, financial condition and results of operations.

On April 7, 2020, WPX Energy, Inc., a wholly-owned subsidiary of the Company, received a notice of violation (“NOV”) from the EPA relating to specific historical air emission events occurring on the Fort Berthold Indian Reservation in North Dakota. On July 22, 2022, we received an updated NOV from the EPA relating to the same underlying events. On June 4, 2021, we received a NOV from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC, a wholly-owned subsidiary of the Company, during 2020 in western Texas. On February 1, 2023, we received a NOV from the EPA relating to alleged air permit violations by WPX Energy Permian, LLC during 2020 in New Mexico. On June 1, 2023, we received a NOV from the EPA relating to alleged air permit violations by Devon Energy Production Company, L.P., a wholly-owned subsidiary of the Company, during 2020 and 2022 in New Mexico. On August 28, 2025, we received a NOV from the EPA relating to alleged air permit violations by Devon Energy Production Company, L.P. and WPX Energy Permian, LLC during 2024 in New Mexico and western Texas. The Company has been engaging with the EPA to resolve each of these matters, which remain ongoing, and management cannot predict their ultimate outcome; however, resolution of each of these matters may result in a fine or penalty in excess of $1 million. For more information on the North Dakota NOV matter with the EPA, see Note 18 in “Item 8. Financial Statements and Supplementary Data” of this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the “DVN” ticker symbol. On February 4, 2026, there were 10,200 holders of record of our common stock. We began paying regular quarterly cash dividends in the second quarter of 1993. Devon is committed to returning cash to shareholders through quarterly dividend payments and share repurchases, growing our per share value. The declaration and payment of any future dividend will remain at the full discretion of the Board of Directors and will depend on Devon’s financial results, cash requirements, future prospects and other factors deemed relevant by the Devon Board. In determining the amount of the quarterly fixed dividend, the Board expects to consider a number of factors, including Devon’s financial condition, the commodity price environment and a general target of paying out up to 10% of operating cash flow through the fixed dividend. Additional information on our dividends can be found in Note 17 in “Item 8. Financial Statements and Supplementary Data” of this report.

Performance Graph

The following graph compares the cumulative TSR over a five-year period on Devon’s common stock with the cumulative total returns of the S&P 500 Index and the SPDR Oil and Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2020 in Devon’s common stock, the S&P 500 Index and the XOP U.S. Equity Index and dividends have been reinvested subsequent to the initial investment.

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

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock that were made by us during the fourth quarter of 2025 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	2,266	$33.22	2,263	$782
November 1 - November 30	2,723	$35.18	2,721	$686
December 1 - December 31	2,142	$37.07	2,135	$607
Total	7,131	$35.12	7,119

(1)
In addition to shares purchased under the share repurchase program described below, these amounts also include approximately thirteen thousand shares received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, including most recently in July 2024, Devon's Board of Directors expanded the share repurchase program authorization to $5.0 billion, with a June 30, 2026 expiration date. In the fourth quarter of 2025, we repurchased 7.1 million common shares for $250 million, or $35.12 per share, under this share repurchase program. For additional information, see Note 17 in “Item 8. Financial Statements and Supplementary Data” of this report.

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

The following discussion and analyses primarily focus on 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

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

On February 1, 2026, we entered into the Merger Agreement, providing for an all-stock merger of equals with Coterra. The Merger will create a leading large-cap shale operator with an asset base anchored by a premier position in the economic core of the Delaware Basin. The Merger is expected to unlock substantial value for shareholders by leveraging enhanced scale to improve margins, increase free cash flow and accelerate cash returns through the capture of $1.0 billion in sustainable annual synergies. As a company, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing operational excellence. Our recent performance highlights for these priorities include the following items for 2025:

•
Oil production totaled 389 MBbls/d, a 12% increase year over year.
•
Through 2025, completed approximately 88% of our authorized $5.0 billion share repurchase program, with approximately 100 million of our common shares repurchased for approximately $4.4 billion, or $44.02 per share, since inception of the plan.
•
Retired $485 million of senior notes.
•
Exited with $4.4 billion of liquidity, including $1.4 billion of cash.
•
Generated $6.7 billion of operating cash flow.
•
Paid dividends of $619 million.
•
Completed acquisition of outstanding noncontrolling interests in Cotton Draw Midstream for $260 million.
•
Received $545 million of cash proceeds from the sale of property and investments, including $409 million related to the sale of our investment in Matterhorn.
•
Through 2025, achieved approximately 85% of our $1.0 billion business optimization plan.
•
Earnings attributable to Devon were $2.6 billion, or $4.17 per diluted share.
•
Core earnings (Non-GAAP) were $2.5 billion, or $3.92 per diluted share.

To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we have implemented a business optimization plan which is anticipated to improve our annual pre-tax cash flow by $1.0 billion. The plan includes actions to achieve more efficient field-level operations and improvements in drilling and completion costs while improving operating margins and corporate costs. These savings are on track to be achieved by the end of 2026 with approximately $850 million achieved through 2025.

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices, which can be volatile due to several varying factors. Commodity pricing remained stable through 2023 and 2024. During 2025, however, commodity prices have experienced heightened volatility and declines, driven primarily by economic uncertainty in global trade arising from geopolitical events and shifting trade policies, such as the imposition of tariffs by the U.S. and planned oil output increases by OPEC+. The graphs below show the trends in commodity prices over the past three years and their related impact on our net earnings, operating cash flow and capital investments.

As we dependably generate strong cash flow results as shown above, we will continue to prioritize delivering cash returns to shareholders through share repurchases and dividends while maintaining a strong liquidity position. Since the inception of our authorized $5.0 billion share repurchase program, we have repurchased approximately 100 million common shares for approximately $4.4 billion, or $44.02 per share. We also returned value to shareholders by paying dividends of $619 million during 2025. We exited 2025 with $4.4 billion of liquidity, comprised of $1.4 billion of cash and $3.0 billion of available credit under our Senior Credit Facility. We currently have $8.4 billion of debt outstanding, of which approximately $1.0 billion is classified as short-term. Additionally, to help mitigate the volatility of commodity prices and protect ourselves from downside risk, we currently have approximately 30% of our anticipated 2026 oil and gas production hedged.

Business and Industry Outlook

In 2025, Devon marked its 54th anniversary in the oil and gas business and its 37th year as a public company. We generated $6.7 billion of operating cash flow in 2025, demonstrating resilience despite lower oil prices through higher production volumes and lower taxes. In April 2025, we announced our business optimization plan targeting $1.0 billion in annual pre-tax free cash flow improvements by the end of 2026 through enhanced capital efficiency, production optimization, commercial improvements and corporate cost reductions. We achieved approximately 85% of these improvements through 2025, with the remainder to be realized by year-end 2026.

We remain committed to industry-leading capital returns to shareholders, supported by capital discipline and a strategy designed to succeed through commodity cycles. In 2025, we returned approximately $1.7 billion of cash to shareholders through cash dividends and share repurchases, and will continue to prioritize shareholder cash return in 2026.

In 2025, WTI oil prices averaged $64.87 per Bbl versus $75.79 per Bbl in 2024, an approximately 14% decline amid continued market volatility. Oil prices are expected to remain volatile in 2026 due to ongoing geopolitical supply risks, including developments in key producing regions, stronger forecasted non-OPEC production, and improving global demand. Henry Hub natural gas prices increased significantly in 2025, averaging $3.43 per Mcf compared to $2.27 per Mcf in 2024. Natural gas prices are expected to strengthen further in 2026 driven by increased LNG export capacity, strong power generation demand across multiple sectors, and continued producer discipline. Our 2026 cash flow is partly protected from commodity price volatility due to our current hedge position that covers approximately 30% of our anticipated oil and gas volumes. In order to further insulate our cash flow, we continue to examine and, when appropriate, execute attractive regional basis swap hedges to protect price realizations across our portfolio. With continued capital efficiency gains and operational improvements, we expect to generate material amounts of free cash flow at current commodity price levels.

Our 2026 capital program reflects our continued commitment to capital discipline and efficiency. To maximize free cash flow generation, our 2026 capital is expected to be focused on our highest returning oil play, the Delaware Basin. The remainder of our 2026 capital will continue to be deployed to our other core areas of Rockies, Eagle Ford and Anadarko Basin. Our 2026 capital budget is expected to be approximately 4% lower than 2025, driven by continued capital efficiency gains and optimized activity levels. Our disciplined approach to capital allocation is expected to continue generating substantial free cash flow.

Results of Operations

The following graph, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of earnings attributable to noncontrolling interests. Analysis of the change in net earnings is shown below.

Our 2025 net earnings were $2.7 billion, compared to net earnings of $2.9 billion for 2024. The graph below shows the change in net earnings from 2024 to 2025. The material changes are further discussed by category on the following pages.

Production Volumes

	2025	% of Total	2024	Change
Oil (MBbls/d)
Delaware Basin	225	58%	220	2%
Rockies	107	28%	65	64%
Eagle Ford	41	10%	46	-11%
Anadarko Basin	12	3%	13	-9%
Other	4	1%	3	N/M
Total	389	100%	347	12%

	2025	% of Total	2024	Change
Gas (MMcf/d)
Delaware Basin	812	59%	732	11%
Rockies	235	17%	124	89%
Eagle Ford	76	5%	98	-23%
Anadarko Basin	258	19%	241	7%
Other	1	0%	1	N/M
Total	1,382	100%	1,196	16%

	2025	% of Total	2024	Change
NGLs (MBbls/d)
Delaware Basin	133	60%	123	8%
Rockies	49	22%	21	130%
Eagle Ford	11	5%	17	-33%
Anadarko Basin	28	13%	29	-4%
Other	—	0%	1	N/M
Total	221	100%	191	16%

	2025	% of Total	2024	Change
Combined (MBoe/d)
Delaware Basin	493	59%	465	6%
Rockies	195	23%	107	82%
Eagle Ford	65	8%	79	-18%
Anadarko Basin	83	10%	82	1%
Other	4	0%	4	N/M
Total	840	100%	737	14%

From 2024 to 2025, the change in volumes contributed to a $1.4 billion increase in earnings. Volumes increased primarily due to the Grayson Mill acquisition in the Rockies, which closed in the third quarter of 2024, as well as new well activity in the Delaware Basin.

Production volumes for the first quarter of 2026 are expected to decrease by approximately 1%, or 10 MBoe/d, as a result of severe winter weather conditions.

Realized Prices

	2025	Realization	2024	Change
Oil (per Bbl)
WTI index	$64.87		$75.79	-14%
Realized price, unhedged	$62.77	97%	$73.78	-15%
Cash settlements	$1.14		$0.35
Realized price, with hedges	$63.91	99%	$74.13	-14%

	2025	Realization	2024	Change
Gas (per Mcf)
Henry Hub index	$3.43		$2.27	51%
Realized price, unhedged	$1.67	49%	$0.91	84%
Cash settlements	$0.12		$0.35
Realized price, with hedges	$1.79	52%	$1.26	42%

	2025	Realization	2024	Change
NGLs (per Bbl)
WTI index	$64.87		$75.79	-14%
Realized price, unhedged	$18.28	28%	$20.20	-9%
Cash settlements	$0.11		$0.02
Realized price, with hedges	$18.39	28%	$20.22	-9%

	2025	2024	Change
Combined (per Boe)
Realized price, unhedged	$36.60	$41.44	-12%
Cash settlements	$0.76	$0.73
Realized price, with hedges	$37.36	$42.17	-11%

From 2024 to 2025, realized prices contributed to an approximately $1.3 billion decrease in earnings. This decrease was due to lower unhedged realized oil and NGL prices which decreased primarily due to lower WTI and Mont Belvieu index prices, respectively. This decrease was partially offset by an increase in unhedged realized gas prices which was primarily due to higher Henry Hub index prices. Realized prices were also positively impacted by oil, gas and NGL hedge cash settlements.

Hedge Settlements

	2025	2024	Change
Oil	$162	$44	268%
Natural gas	61	152	-60%
NGL	9	1	N/M
Total cash settlements (1)	$232	$197	18%

(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

Production Expenses

	2025	2024	Change
LOE	$1,922	$1,574	22%
Gathering, processing & transportation	831	790	5%
Production taxes	748	748	0%
Property taxes	66	71	-7%
Total	$3,567	$3,183	12%
Per Boe:
LOE	$6.27	$5.83	8%
Gathering, processing & transportation	$2.71	$2.93	-8%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.7%	0%

Production expenses increased in 2025 primarily due to increased activity in the Rockies related to the Grayson Mill acquisition in addition to new well activity in the Delaware Basin.

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

	2025	$ per BOE	2024	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$4,636	$25.74	$5,197	$30.56
Rockies	1,652	$23.20	1,122	$28.61
Eagle Ford	853	$35.96	1,150	$39.72
Anadarko Basin	468	$15.54	464	$15.50
Other	47	N/M	60	N/M
Total	$7,656	$24.97	$7,993	$29.63

DD&A and Asset Impairments

	2025	2024	Change
Oil and gas per Boe	$11.35	$11.70	-3%

Oil and gas	$3,479	$3,156	10%
Other property and equipment	116	99	17%
Total DD&A	$3,595	$3,255	10%

Asset impairments	$254	$—	N/M

DD&A increased in 2025 primarily due to higher volumes driven by the Grayson Mill acquisition and new well activity in the Delaware Basin.

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. See Note 5 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

General and Administrative Expense

	2025	2024	Change
G&A per Boe	$1.60	$1.85	-13%

Labor and benefits	$259	$285	-9%
Non-labor	233	215	8%
Total	$492	$500	-2%

G&A per BOE decreased in 2025 due to the Grayson Mill acquisition efficiently expanding our operating scale and production.

Other Items

	2025	2024	Change in earnings
Commodity hedge valuation changes (1)	$170	$(176)	$346
Marketing and midstream operations	(72)	(49)	(23)
Exploration expenses	43	28	(15)
Asset dispositions	(343)	11	354
Net financing costs	455	363	(92)
Other, net	24	96	72
			$642

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

During 2025, Devon sold its investment in Matterhorn for $409 million and recognized a pre-tax gain of $342 million ($266 million, net of tax), which was recorded to asset dispositions. The monetization of this investment did not change the terms or conditions of Devon's secured capacity on the pipeline. For additional information, see Note 12 in “Item 8. Financial Statements and Supplementary Data” in this report.

During the third quarter of 2024, we issued $3.25 billion of debt to partially fund the Grayson Mill acquisition. Additionally, we retired $472 million of debt in the third quarter of 2024. During the third quarter of 2025, Devon early redeemed the $485 million of 5.85% senior notes due in December 2025 pursuant to the "par-call" rights set forth in the indenture document. For additional information, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this report.

Income Taxes

	2025	2024
Current expense	$301	$459
Deferred expense	484	311
Total expense	$785	$770
Current tax rate	9%	12%
Deferred tax rate	14%	9%
Effective income tax rate	23%	21%

For discussion on income taxes, see Note 6 in “Item 8. Financial Statements and Supplementary Data” of this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the time periods presented below.

	Year Ended December 31,
	2025	2024
Operating cash flow	$6,711	$6,600
Grayson Mill acquired cash	—	147
Capital expenditures	(3,592)	(3,645)
Acquisitions of property and equipment	(322)	(3,808)
Divestitures of property, equipment and investments	545	24
Investment activity, net	(24)	(50)
Debt activity, net	(485)	2,747
Repurchases of common stock	(1,050)	(1,057)
Common stock dividends	(619)	(937)
Noncontrolling interest activity, net	(269)	1
Repayment of finance leases	(282)	—
Other	(25)	(51)
Net change in cash, cash equivalents and restricted cash	$588	$(29)
Cash, cash equivalents and restricted cash at end of period	$1,434	$846

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for dividends and share repurchases.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Year Ended December 31,
	2025	2024
Delaware Basin	$1,834	$2,049
Rockies	858	504
Eagle Ford	575	670
Anadarko Basin	150	225
Other	4	7
Total oil and gas	3,421	3,455
Midstream	118	101
Other	53	89
Total capital expenditures	$3,592	$3,645

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for 2025 represent approximately 54% of our operating cash flow.

Acquisitions of Property and Equipment

During 2025, we completed acquisitions of property primarily related to state and federal land sales in the Delaware Basin.

During the third quarter of 2024, we acquired the Williston Basin business of Grayson Mill. The transaction consisted of $3.5 billion of cash and approximately 37.3 million shares of Devon common stock. For additional information, please see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

Divestitures of Property and Equipment

During 2025, we generated additional cash flow of $545 million by monetizing our investment in Matterhorn for $409 million and divesting headquarters-related real estate assets for $134 million as part of our real estate rationalization initiatives. These proceeds will be used to further strengthen our investment-grade financial position. For additional information regarding these divestitures, see Note 12 and Note 5, respectively, in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

During 2025 and 2024, we received contingent earnout payments related to assets previously sold. For additional information, please see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

Investment Activity

During 2025 and 2024, Devon received distributions from our investments of $38 million and $68 million, respectively. Devon contributed $62 million and $118 million to our investments during 2025 and 2024, respectively.

Debt Activity

In 2025, Devon early redeemed the $485 million of 5.85% senior notes due in December 2025 pursuant to the “par-call” rights set forth in the indenture document.

In 2024, Devon issued $1.25 billion of 5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Additionally, in 2024, Devon borrowed $1.0 billion from the Term Loan. These debt issuances helped fund the Grayson Mill acquisition. During 2024, we repaid $472 million of senior notes at maturity.

Shareholder Distributions and Stock Activity

We repurchased 30.8 million shares of common stock for $1.1 billion in 2025 and 24.2 million shares of common stock for $1.1 billion in 2024 under the share repurchase program authorized by our Board of Directors. For additional information, see Note 17 in “Item 8. Financial Statements and Supplementary Data” in this report.

The following table summarizes our common stock dividends in 2025 and 2024. Devon most recently raised its fixed dividend by 9% from $0.22 to $0.24 per share in the first quarter of 2025.

	Dividends	Rate Per Share
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Third quarter	151	$0.24
Fourth quarter	149	$0.24
Total year-to-date	$619
2024:
First quarter	$299	$0.44
Second quarter	223	$0.35
Third quarter	272	$0.44
Fourth quarter	143	$0.22
Total year-to-date (1)	$937

(1)
During 2024, Devon paid variable dividends totaling $377 million in addition to its recurring fixed dividend.

Noncontrolling Interest Activity

On August 1, 2025, Devon completed the acquisition of all outstanding noncontrolling interests in CDM for $260 million. Accordingly, all future net income and cash flows from CDM are fully attributable to Devon and there will be no further distributions to or contributions from noncontrolling interest holders.

During 2025 and 2024, we received $14 million and $52 million, respectively, of contributions from our noncontrolling interests in CDM. During 2025 and 2024, we distributed $23 million and $51 million, respectively, to our noncontrolling interests in CDM.

Repayment of Finance Leases

During 2025, we paid $282 million in cash repayments of finance leases, primarily consisting of a $274 million payment to extinguish a financing lease related to a headquarters-related real estate asset as part of our real estate rationalization initiatives. For additional information, see Note 14 in “Item 8. Financial Statements and Supplementary Data” in this report.

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

To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we have implemented a business optimization plan which is anticipated to improve our annual pre-tax cash flow by $1.0 billion. These optimization initiatives will be primarily focused on capital efficiencies, production optimization, commercial opportunities and corporate cost reductions. These savings are on track to be achieved by the end of 2026 with approximately $850 million achieved through 2025.

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

Operating Cash Flow

Key inputs into determining our planned capital investment is the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of 2025, we held approximately $1.4 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of December 31, 2025 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

Further, when considering the current commodity price environment and our current hedge position, we expect to achieve our capital investment priorities. Additionally, we remain committed to capital discipline and focused on delivering the objectives that underpin our capital plan for 2026. However, if commodity prices decline further, we will adapt our plan by reducing activity in order to maximize free cash flow.

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

Credit Availability

We had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility at December 31, 2025. In the first quarter of 2025, Devon exercised its option to extend the Senior Credit Facility maturity date from March 24, 2029 to March 24, 2030. Devon has the option to extend the March 24, 2030 maturity date by an additional year subject to lender consent. As of December 31, 2025, Devon had no outstanding borrowings under the Senior Credit Facility and had less than $1.0 million in outstanding letters of credit under this facility. See Note 13 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

The Senior Credit Facility contains only one material financial covenant. This covenant requires us to maintain a ratio of total funded debt to total capitalization, as defined in the credit agreement, of no more than 65%. As of December 31, 2025, we were in compliance with this covenant with a 24.8% debt-to-capitalization ratio.

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

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and size and scale of our production. Our credit rating from Standard and Poor’s Financial Services is BBB with a positive outlook. Our credit rating from Fitch is BBB+ with a positive outlook. Our credit rating from Moody’s Investor Service is Baa2 with a positive outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

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

In February 2026, we announced a cash dividend of $0.24 per share payable in the first quarter of 2026, which is expected to total approximately $149 million.

Our Board of Directors has authorized a $5.0 billion share repurchase program that expires on June 30, 2026. Through February 1, 2026, we had executed $4.5 billion of the authorized program. Pursuant to the terms of the Merger Agreement, our share repurchase activity has been suspended and is expected to remain suspended through the completion of the Merger.

Capital Expenditures

Our 2026 capital expenditure budget is expected to be approximately $3.5 billion to $3.7 billion, which is approximately 4% lower than our 2025 capital expenditures, driven by continued capital efficiency gains and operational improvements.

Contractual Obligations

As of December 31, 2025, our material contractual obligations include debt, interest expense, asset retirement obligations, lease obligations, operational agreements, drilling and facility obligations, various tax obligations and retained obligations related to our divested Canadian business. As discussed above, we estimate the combination of our sources of capital will continue to be adequate to fund our short- and long-term contractual obligations. See Notes 6, 13, 14, 15 and 18 in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

Tax Contingencies

As we are regularly audited by tax authorities, we have and will continue to have our tax positions challenged. Certain tax authorities require material cash deposits be made to further dispute and respond to any of our challenged tax positions.

Strategic Merger of Equals

On February 1, 2026, Devon and Coterra entered into the Merger Agreement to combine in an all-stock merger of equals transaction expected to close in the second quarter of 2026. The strategic combination is expected to unlock substantial value for shareholders by leveraging enhanced scale to improve margins, increase free cash flow and accelerate cash returns through the capture of $1.0 billion in sustainable annual synergies. Following the Merger and subject to the approval of the board of directors of the combined company, we expect to enhance cash returns to shareholders through a planned quarterly dividend of $0.315 per share and a new share repurchase authorization exceeding $5 billion.

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

Once a well is drilled, the determination that proved reserves have been discovered may take considerable time and requires both judgment and application of industry experience. Development wells are always capitalized. Costs associated with drilling an exploratory well are initially capitalized, or suspended, pending a determination as to whether proved reserves have been found. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs to determine whether the costs should continue to remain capitalized or shall be expensed. When making this determination, management considers current activities, near-term plans for additional exploratory or appraisal drilling and the likelihood of reaching a development program. If management determines future development activities and the determination of proved reserves are unlikely to occur, the associated suspended exploratory well costs are recorded as dry hole expense and reported in exploration expense in the consolidated statements of comprehensive earnings. Otherwise, the costs of exploratory wells remain capitalized. At December 31, 2025, all material suspended well costs have been suspended for less than one year.

Similar to the evaluation of suspended exploratory well costs, costs for undeveloped leasehold, for which reserves have not been proven, must also be evaluated for continued capitalization or impairment. At the end of each quarter, management assesses undeveloped leasehold costs for impairment by considering future drilling plans, drilling activity results, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. At December 31, 2025, Devon had approximately $800 million of undeveloped leasehold costs. Of the remaining undeveloped leasehold costs at December 31, 2025, $17 million is scheduled to expire in 2026.

Reserves

Our estimates of proved and proved developed reserves are a major component of DD&A calculations. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil, gas and NGL reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Our engineers prepare our reserve estimates. We then subject certain of our reserve estimates to audits performed by a third-party petroleum consulting firm. In 2025, 91% of our proved reserves were subjected to such an audit.

The passage of time provides additional information which may result in revisions to previous estimates to reflect updated information. In the past five years, annual revisions other than price to our proved reserve estimates, which have been both increases and decreases in individual years, have averaged approximately 4% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. For example, revisions may be driven broadly by economic factors such as significant changes in operating costs, or they may be more focused such as in a given area or reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

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

None of our oil and gas assets were at risk of impairment as of December 31, 2025.

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

On July 4, 2025, OBBB was signed into law. In addition to other provisions, OBBB includes permanent reinstatement of 100% bonus depreciation and the expensing of domestic research costs beginning in 2025 and allows for deduction of intangible drilling costs as part of the computation of the CAMT beginning in 2026. The Company continues to assess the impact of OBBB, including its impacts on the CAMT. Material incremental cash benefits are expected, the amount of which will depend on actual operating results as well as future U.S. Treasury guidance.

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during 2025 for Devon.

Non-GAAP Measures

Core Earnings

We make reference to “core earnings attributable to Devon” and “core earnings per share attributable to Devon” in “Overview of 2025 Results” in this Item 7 that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain noncash and other items that are typically excluded by securities analysts in their published estimates of our quarterly financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded for 2025 relate to asset dispositions, noncash asset impairments (including unproved asset impairments), change in tax legislation, fair value changes in derivative financial instruments and restructuring and transaction costs.

Amounts excluded for 2024 relate to asset dispositions, noncash asset impairments (including unproved asset impairments), fair value changes in derivative financial instruments and restructuring and transaction costs. Amounts excluded for 2023 relate to asset dispositions, noncash asset impairments (including unproved asset impairments), deferred tax asset valuation allowance and fair value changes in derivative financial instruments.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of our core earnings and earnings per share to their comparable GAAP measures.

	Year Ended December 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2025:
Earnings attributable to Devon (GAAP)	$3,466	$2,681	$2,642	$4.17
Adjustments:
Asset dispositions	(343)	(266)	(266)	(0.42)
Asset and exploration impairments	265	206	206	0.33
Change in tax legislation	—	5	5	0.01
Fair value changes in financial instruments	(172)	(134)	(134)	(0.21)
Restructuring and transaction costs	36	28	28	0.04
Core earnings attributable to Devon (Non-GAAP)	$3,252	$2,520	$2,481	$3.92
2024:
Earnings attributable to Devon (GAAP)	$3,712	$2,942	$2,891	$4.56
Adjustments:
Asset dispositions	11	9	9	0.01
Asset and exploration impairments	5	4	4	0.01
Fair value changes in financial instruments	182	143	143	0.23
Restructuring and transaction costs	9	7	7	0.01
Core earnings attributable to Devon (Non-GAAP)	$3,919	$3,105	$3,054	$4.82

2023:
Earnings attributable to Devon (GAAP)	$4,623	$3,782	$3,747	$5.84
Adjustments:
Asset dispositions	(30)	(24)	(24)	(0.04)
Asset and exploration impairments	5	3	3	—
Deferred tax asset valuation allowance	—	(1)	(1)	—
Fair value changes in financial instruments	(74)	(58)	(58)	(0.09)
Core earnings attributable to Devon (Non-GAAP)	$4,524	$3,702	$3,667	$5.71

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Year Ended December 31,
	2025	2024	2023
Net earnings (GAAP)	$2,681	$2,942	$3,782
Financing costs, net	455	363	308
Income tax expense	785	770	841
Exploration expenses	43	28	20
Depreciation, depletion and amortization	3,595	3,255	2,554
Asset impairments	254	—	—
Asset dispositions	(343)	11	(30)
Share-based compensation	89	98	92
Derivative and financial instrument non-cash valuation changes	(170)	176	(71)
Accretion on discounted liabilities and other	24	96	38
EBITDAX (Non-GAAP)	7,413	7,739	7,534
Marketing and midstream revenues and expenses, net	72	49	60
Commodity derivative cash settlements	(232)	(197)	(47)
General and administrative expenses, cash-based	403	402	316
Field-level cash margin (Non-GAAP)	$7,656	$7,993	$7,863

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

Commodity Price Risk

Our major market risk exposure is the pricing applicable to our oil, gas and NGL production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our gas and NGL production. Pricing for oil and gas production has been volatile and unpredictable as discussed in “Item 1A. Risk Factors” of this report. Consequently, we systematically hedge a portion of our production through various financial transactions. The key terms to our oil and gas derivative financial instruments as of December 31, 2025 are presented in Note 3 in “Item 8. Financial Statements and Supplementary Data” of this report.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At December 31, 2025, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $150 million.

Interest Rate Risk

At December 31, 2025, we had total debt of $8.4 billion. $7.4 billion of this debt was comprised of debentures and notes that have fixed interest rates which average 5.7%. We also have a $1.0 billion Term Loan which has a variable interest rate that is adjusted monthly. The interest rate on the Term Loan was 5.4% at December 31, 2025.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Devon Energy Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimate of proved oil and gas reserves used in the depletion of proved oil and gas properties

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company calculates depletion for its proved oil and gas properties subject to amortization using a units-of-production method. The rates used to deplete the balance of oil and gas properties subject to amortization are set using the estimate of proved oil and gas reserves by common operating field. Under the units-of-production method, a rate is set annually using the beginning of year balance of oil and gas properties subject to amortization and estimated proved oil and gas reserves for each common operating field. That rate is then applied to production throughout the year to determine the amount of depletion expense to be recorded by common operating field. The Company also periodically evaluates whether changes in the estimated proved oil and gas reserves for each common operating field have occurred that would require a change in the rate of depletion to be applied to the production realized. The Company’s internal reservoir engineers estimate proved oil and gas reserves, and the Company engages external reservoir engineers to perform an independent evaluation of a portion of the estimates of proved oil and gas reserves. The company recorded depletion expense of $3.6 billion for the year ended December 31, 2025.

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

Oklahoma City, Oklahoma

February 18, 2026

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2025	2024	2023
	(Millions, except per share amounts)
Oil, gas and NGL sales	$11,223	$11,176	$10,791
Oil, gas and NGL derivatives	402	21	118
Marketing and midstream revenues	5,563	4,743	4,349
Total revenues	17,188	15,940	15,258
Production expenses	3,567	3,183	2,928
Exploration expenses	43	28	20
Marketing and midstream expenses	5,635	4,792	4,409
Depreciation, depletion and amortization	3,595	3,255	2,554
Asset impairments	254	—	—
Asset dispositions	(343)	11	(30)
General and administrative expenses	492	500	408
Financing costs, net	455	363	308
Other, net	24	96	38
Total expenses	13,722	12,228	10,635
Earnings before income taxes	3,466	3,712	4,623
Income tax expense	785	770	841
Net earnings	2,681	2,942	3,782
Net earnings attributable to noncontrolling interests	39	51	35
Net earnings attributable to Devon	$2,642	$2,891	$3,747
Net earnings per share:
Basic net earnings per share	$4.18	$4.58	$5.86
Diluted net earnings per share	$4.17	$4.56	$5.84
Comprehensive earnings (loss):
Net earnings	$2,681	$2,942	$3,782
Other comprehensive earnings (loss), net of tax:
Pension and postretirement plans	—	2	(8)
Other comprehensive earnings (loss), net of tax	—	2	(8)
Comprehensive earnings:	$2,681	$2,944	$3,774
Comprehensive earnings attributable to noncontrolling interests	39	51	35
Comprehensive earnings attributable to Devon	$2,642	$2,893	$3,739

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,434	$846
Accounts receivable	1,792	1,972
Inventory	336	294
Other current assets	444	315
Total current assets	4,006	3,427
Oil and gas property and equipment, based on successful efforts accounting, net	23,731	23,198
Other property and equipment, net	1,688	1,813
Total property and equipment, net	25,419	25,011
Goodwill	753	753
Right-of-use assets	299	303
Investments	727	727
Other long-term assets	395	268
Total assets	$31,599	$30,489
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$790	$806
Revenues and royalties payable	1,491	1,432
Short-term debt	998	485
Other current liabilities	807	586
Total current liabilities	4,086	3,309
Long-term debt	7,391	8,398
Lease liabilities	197	320
Asset retirement obligations	863	770
Other long-term liabilities	907	840
Deferred income taxes	2,627	2,148
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 622 million and 651 million shares in 2025 and 2024, respectively	62	65
Additional paid-in capital	5,388	6,387
Retained earnings	10,200	8,166
Accumulated other comprehensive loss	(122)	(122)
Total stockholders’ equity attributable to Devon	15,528	14,496
Noncontrolling interests	—	208
Total equity	15,528	14,704
Total liabilities and equity	$31,599	$30,489

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net earnings	$2,681	$2,942	$3,782
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	3,595	3,255	2,554
Asset impairments	254	—	—
Leasehold impairments	11	5	5
Accretion (amortization) of liabilities	16	8	(16)
Total gains on commodity derivatives	(402)	(21)	(118)
Cash settlements on commodity derivatives	232	197	47
(Gains) losses on asset dispositions	(343)	11	(30)
Deferred income tax expense	484	311	376
Share-based compensation	99	99	93
Other	(67)	10	(5)
Changes in assets and liabilities, net	151	(217)	(144)
Net cash from operating activities	6,711	6,600	6,544
Cash flows from investing activities:
Capital expenditures	(3,592)	(3,645)	(3,883)
Acquisitions of property and equipment	(322)	(3,808)	(64)
Divestitures of property, equipment and investments	545	24	26
Grayson Mill acquired cash	—	147	—
Distributions from investments	38	68	32
Contributions to investments and other	(62)	(118)	(53)
Net cash from investing activities	(3,393)	(7,332)	(3,942)
Cash flows from financing activities:
Borrowings of long-term debt, net of issuance costs	—	3,219	—
Repayments of long-term debt	(485)	(472)	(242)
Repurchases of common stock	(1,050)	(1,057)	(979)
Dividends paid on common stock	(619)	(937)	(1,858)
Contributions from noncontrolling interests	14	52	37
Distributions to noncontrolling interests	(23)	(51)	(45)
Acquisition of noncontrolling interests	(260)	—	—
Repayment of finance leases	(282)	—	—
Shares exchanged for tax withholdings and other	(25)	(48)	(97)
Net cash from financing activities	(2,730)	706	(3,184)
Effect of exchange rate changes on cash	—	(3)	3
Net change in cash, cash equivalents and restricted cash	588	(29)	(579)
Cash, cash equivalents and restricted cash at beginning of period	846	875	1,454
Cash, cash equivalents and restricted cash at end of period	$1,434	$846	$875

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,384	$811	$853
Restricted cash	50	35	22
Total cash, cash equivalents and restricted cash	$1,434	$846	$875

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity

Balance as of December 31, 2022	653	$65	$6,921	$4,297	$(116)	$—	$129	$11,296
Net earnings	—	—	—	3,747	—	—	35	3,782
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	—	(8)
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(8)	—	—	(1,081)	—	(1,089)
Common stock retired	(20)	(1)	(1,067)	—	—	1,068	—	—
Common stock dividends	—	—	—	(1,849)	—	—	—	(1,849)
Share-based compensation	1	—	93	—	—	—	—	93
Contributions from noncontrolling interests	—	—	—	—	—	—	37	37
Distributions to noncontrolling interests	—	—	—	—	—	—	(45)	(45)
Balance as of December 31, 2023	636	$64	$5,939	$6,195	$(124)	$(13)	$156	$12,217
Net earnings	—	—	—	2,891	—	—	51	2,942
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(1,092)	—	(1,092)
Common stock retired	(25)	(2)	(1,103)	—	—	1,105	—	—
Common stock dividends	—	—	—	(920)	—	—	—	(920)
Common stock issued	37	3	1,452	—	—	—	—	1,455
Share-based compensation	1	—	99	—	—	—	—	99
Contributions from noncontrolling interests	—	—	—	—	—	—	52	52
Distributions to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Balance as of December 31, 2024	651	$65	$6,387	$8,166	$(122)	$—	$208	$14,704
Net earnings	—	—	—	2,642	—	—	39	2,681
Other comprehensive earnings, net of tax	—	—	—	—	—	—	—	—
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(10)	—	—	(1,074)	—	(1,084)
Common stock retired	(31)	(3)	(1,071)	—	—	1,074	—	—
Common stock dividends	—	—	—	(608)	—	—	—	(608)
Share-based compensation	—	—	99	—	—	—	—	99
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Acquisition of noncontrolling interests	—	—	(17)	—	—	—	(238)	(255)
Balance as of December 31, 2025	622	$62	$5,388	$10,200	$(122)	$—	$—	$15,528

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Devon, entities in which it holds a controlling interest and VIEs for which Devon was the primary beneficiary. All intercompany transactions have been eliminated. Undivided interests in oil and natural gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in non-controlled entities, over which Devon has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost and subsequently adjusted for Devon’s proportionate share of earnings, losses, contributions and distributions. Investments in non-controlled entities over which Devon does not have the ability to exercise significant influence are initially recognized at cost and subsequently adjusted for contributions and distributions.

Variable Interest Entity

CDM was a joint venture entity formed by Devon and an affiliate of QL Capital Partners, LP (“QLCP”). Devon held a controlling interest in CDM and the portions of CDM’s net earnings and equity not attributable to Devon’s controlling interest were shown separately as noncontrolling interests in the accompanying consolidated statements of comprehensive earnings and consolidated balance sheets. CDM was considered a VIE to Devon.

As the primary beneficiary of CDM, Devon had the power to direct the activities that significantly affected the economic performance of CDM and the obligation to absorb losses or the right to receive benefits that could be significant to CDM; therefore, Devon consolidated CDM in its financial statements. CDM maintained its own capital structure that was separate from Devon. During 2025, 2024 and 2023, QLCP distributions from CDM were approximately $23 million, $51 million and $45 million, respectively. During 2025, 2024 and 2023, QLCP contributions to CDM were approximately $14 million, $52 million and $37 million, respectively.

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

Midstream Revenues

Midstream revenues are generated as a result of Devon providing gathering, transportation, compression and dehydration services for other producers' oil and natural gas production. Devon evaluates whether it is the principal or agent in these transactions. Under the terms of these gathering, transportation, compression and dehydration contracts, Devon has concluded it is the agent as title to the oil and gas production remains with the third-party producer. Revenue is recognized on a net basis since Devon is strictly providing a service. Costs to maintain Devon’s assets are presented as marketing and midstream expenses in the consolidated statements of comprehensive earnings. Revenue is recognized for sales at the time the gathering, transportation, compression and dehydration service has been rendered or performed.

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

Contract Balances

Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered material as of December 31, 2025. Devon’s product sales and marketing contracts do not give rise to contract assets.

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good.

	Year Ended December 31,
	2025	2024	2023
Oil	$8,906	$9,368	$8,879
Gas	842	398	703
NGL	1,475	1,410	1,209
Oil, gas and NGL sales	11,223	11,176	10,791

Oil	3,580	3,405	3,018
Gas	1,010	517	572
NGL	973	821	759
Marketing and midstream revenues	5,563	4,743	4,349
Total revenues from contracts with customers	$16,786	$15,919	$15,140

Customers

For the year ended December 31, 2025 and the year ended December 31, 2024, no customer accounted for more than 10% of Devon's sales revenue. For the year ended December 31, 2023, sales to two customers accounted for approximately 14% and 10% of Devon's sales revenue.

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

Devon enters into derivative financial instruments with respect to a portion of its oil, gas and NGL production to hedge future prices received. Additionally, Devon periodically enters into derivative financial instruments with respect to a portion of its oil, gas and NGL marketing activities. These instruments are used to manage the inherent uncertainty of future revenues resulting from commodity price volatility. Devon’s derivative financial instruments typically include financial price swaps, basis swaps and costless price collars. Under the terms of the price swaps, Devon receives a fixed price for its production and pays a variable market price to the contract counterparty. For the basis swaps, Devon receives a fixed differential between two regional index prices and pays a variable differential on the same two index prices to the contract counterparty. For price collars, Devon utilizes two-way and three-way price collars. The two-way price collars set a floor and ceiling price for the hedged production. If the applicable monthly price

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

indices are outside of the ranges set by the floor and ceiling prices in the various collars, Devon will cash-settle the difference with the counterparty. The three-way price collars consist of a two-way collar with an additional short put option sold by Devon. These contracts cash-settle similarly to the two-way collars unless the market price falls below the additional short put, causing the company to receive the market price plus the long put to short put price differential.

All derivative financial instruments are recognized at their current fair value as either assets or liabilities on the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis in the balance sheets. Changes in the fair value of these derivative financial instruments are recorded in earnings unless specific hedge accounting criteria are met. For derivative financial instruments held during the three-year period ended December 31, 2025, Devon chose not to meet the necessary criteria to qualify its derivative financial instruments for hedge accounting treatment. Cash settlements with counterparties on Devon’s derivative financial instruments are also recorded in earnings.

By using derivative financial instruments to hedge exposures to changes in commodity prices, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally require cash collateral to be posted if either its or the counterparty’s credit rating falls below certain credit rating levels. As of December 31, 2025, Devon held no cash collateral of its counterparties nor posted collateral to its counterparties.

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

Leases

Devon establishes right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months. Devon’s right-of-use operating lease assets are for certain leases related to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s right-of-use financing lease assets primarily relate to real estate and equipment utilized in the exploration, development and production of oil and gas. Certain of Devon’s lease agreements include variable payments based on usage or rental payments adjusted periodically for inflation.

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

Devon performed impairment tests of goodwill in the fourth quarters of 2025, 2024 and 2023. No impairment was required as a result of the annual tests in these time periods.

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

Recently Adopted Accounting Standards

Beginning in this Annual Report on Form 10-K, Devon adopted ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 provides investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. See Note 6 for Devon's disclosure.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. This ASU will result in additional disclosures for Devon beginning with its 2027 annual reporting and interim periods beginning in 2028.

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

Divestiture of Matterhorn Investment

During 2025, Devon sold its investment in Matterhorn for $409 million and recognized a pre-tax gain of $342 million ($266 million, net of tax), which was recorded to asset dispositions on the accompanying consolidated statements of comprehensive earnings.

Contingent Earnout Payments

Devon was entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021, and had a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first quarters of 2025 and 2024 and $65 million in the first quarter of 2023.

Devon also received $4 million in contingent earnout payments in the first quarter of 2023 related to the sale of non-core assets in the Rockies which occurred in 2021.

Pending Merger

On February 1, 2026, Devon, Coterra and Merger Sub entered into the Merger Agreement, providing for an all-stock merger of equals. Coterra is an oil and gas exploration and production company with assets in the Delaware Basin in Texas and New Mexico, Marcellus Shale in Pennsylvania and the Anadarko Basin in Oklahoma. On the closing date of the Merger, each share of Coterra common stock will be automatically converted into the right to receive 0.70 of a share of Devon common stock. No fractional shares of Devon’s common stock will be issued in the Merger, and holders of shares of Coterra common stock will, instead, receive cash in lieu of fractional shares of Devon common stock, if any. The Merger has been unanimously approved by the boards of directors of Devon and Coterra and remains subject to the approval of Coterra shareholders, and the issuance of shares of Devon common stock in the Merger remains subject to the approval of Devon shareholders. The Merger is expected to close in the second quarter of 2026, subject to shareholder and regulatory approvals and other customary closing conditions.

3.
Derivative Financial Instruments

Commodity Derivatives

As of December 31, 2025, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q1-Q4 2026	103,529	$49.73	$59.85	$71.54
Q1-Q4 2027	6,942	$47.64	$57.64	$65.84

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q1-Q4 2026	Midland Sweet	46,000	$1.10
Q1-Q4 2026	NYMEX Roll	23,803	$0.10
Q1-Q4 2027	Midland Sweet	16,000	$1.04

As of December 31, 2025, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q1-Q4 2026	247,500	$3.80	220,000	$3.24	$4.92

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q1-Q4 2026	Houston Ship Channel	50,000	$(0.29)
Q1-Q4 2026	WAHA	150,000	$(1.79)

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities on the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis on the consolidated balance sheets. The table below presents a summary of these positions as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$199	$(7)	$192	$78	$(23)	$55	Other current assets
Long-term derivative asset	2	—	2	5	(4)	1	Other long-term assets
Short-term derivative liability	(8)	7	(1)	(37)	23	(14)	Other current liabilities
Long-term derivative liability	—	—	—	(23)	4	(19)	Other long-term liabilities
Total derivative asset	$193	$—	$193	$23	$—	$23

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

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Year Ended December 31,
	2025	2024	2023
G&A	$89	$98	$92
Exploration expenses	1	1	1
Restructuring and transaction costs	9	—	—
Total	$99	$99	$93

Related income tax benefit	$16	$25	$34

The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plans.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/24	4,107	$45.31	1,179		$67.38
Granted	2,679	$34.11	510		$45.92
Vested	(1,897)	$41.21	(272)		$68.68
Forfeited	(236)	$40.22	(124)		$65.47
Unvested at 12/31/25	4,653	$40.79	1,293	(1)	$58.82

(1)
A maximum of 2.6 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the aggregate fair value of awards and units that vested during the indicated period.

	2025	2024	2023
Restricted Stock Awards and Units	$62	$82	$172
Performance Share Units	$9	$52	$66

The following table presents the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of December 31, 2025.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$109	$18
Weighted average period for recognition (years)	2.5	1.9

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

	2025	2024	2023
Grant-date fair value	$45.92	$56.99	$81.70
Risk-free interest rate	4.29%	4.28%	4.15%
Volatility factor	38.70%	46.03%	61.43%
Contractual term (years)	2.89	2.89	2.89

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.
Income Taxes

Income Tax Expense

The following table presents Devon’s income tax expense.

	Year Ended December 31,
	2025	2024	2023
Earnings (loss) before income taxes:
U.S.	$3,474	$3,721	$4,609
Canada	(8)	(9)	14
Total earnings before income taxes	$3,466	$3,712	$4,623
Current income tax expense (benefit):
U.S. federal	$285	$427	$441
Various states	16	32	27
Canada	—	—	(3)
Total current income tax expense	301	459	465
Deferred income tax expense:
U.S. federal	406	267	365
Various states	78	44	11
Total deferred income tax expense	484	311	376
Total income tax expense (benefit):
U.S. federal	691	694	806
Various states	94	76	38
Canada	—	—	(3)
Total income tax expense	$785	$770	$841

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as a result of the following:

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$728	21%	$780	21%	$971	21%
U.S. federal:
Tax credits	(32)	(1%)	(85)	(2%)	(133)	(3%)
Nontaxable and nondeductible items	2	—	(13)	—	(15)	—
Effect of changes in tax laws or rates	8	—	—	—	—	—
Other	(3)	—	4	—	(17)	(1%)
U.S. state income taxes (1)	74	3%	60	2%	30	1%
Foreign tax effects	2	—	2	—	(6)	—
Changes in unrecognized tax benefits	6	—	22	—	11	—
Effective income tax rate	$785	23%	$770	21%	$841	18%

(1)
State taxes in North Dakota, New Mexico, and Texas made up the majority (greater than 50%) of the tax effect in this category.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 4, 2025, OBBB was signed into law. In addition to other provisions, OBBB includes permanent reinstatement of 100% bonus depreciation and the expensing of domestic research costs beginning in 2025 and allows for the deduction of intangible drilling costs as part of the computation of the CAMT beginning in 2026. Accordingly, Devon’s 2025 income tax expense included a current tax benefit of approximately $215 million and a corresponding deferred tax expense associated with the deferral of income taxes resulting from the enactment of OBBB.

Income Taxes Paid

The following table presents the components of Devon's income taxes paid or refunded.

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$149	$439	$350
Various states:
New Mexico	5	20	28
Texas	22	11	23
North Dakota	10	12	1
Other	—	—	1
Subtotal	37	43	53
Canada	—	(2)	(3)
Total	$186	$480	$400

Deferred Tax Assets and Liabilities

The following table presents the tax effects of temporary differences that gave rise to Devon’s deferred tax assets and liabilities.

	December 31,
	2025	2024
Deferred tax assets:
Capital loss carryforwards	$522	$497
Net operating loss carryforwards	375	428
Accrued liabilities	219	191
Asset retirement obligations	206	181
CAMT credit	179	—
Other	18	28
Total deferred tax assets before valuation allowance	1,519	1,325
Less: valuation allowance	(829)	(794)
Net deferred tax assets	690	531
Deferred tax liabilities:
Property and equipment	(3,251)	(2,669)
Other	(66)	(10)
Total deferred tax liabilities	(3,317)	(2,679)
Net deferred tax liability	$(2,627)	$(2,148)

At December 31, 2025, Devon has recognized $375 million of deferred tax assets related to various net operating loss carryforwards available to offset future taxable income. Devon has $38 million of U.S. federal net operating loss carryforwards which do not expire. Devon has $14 million of Canadian net operating loss carryforwards, all of which are covered by a valuation allowance. Devon also has $323 million of state net operating loss carryforwards, with $145 million expiring between 2027 and 2040, $178 million with no expiration, and $288 million of which are covered by a valuation allowance.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Devon’s $38 million U.S. federal net operating losses were acquired through the merger with WPX. These net operating losses are subject to limitation pursuant to Section 382 of the Internal Revenue Code of 1986, which relates to limitations upon the 50% or greater change of ownership of an entity during any three-year period. The Company anticipates utilizing these net operating losses prior to their expiration.

Devon's remaining Canadian deferred tax assets of $527 million, primarily made up of $515 million of capital losses, are fully covered by a valuation allowance.

Unrecognized Tax Benefits

The following table presents changes in Devon’s unrecognized tax benefits.

	December 31,
	2025	2024
	(Millions)
Balance at beginning of year	$105	$83
Tax positions taken in prior periods	10	22
Settlements	(4)	—
Balance at end of year	$111	$105

Devon's unrecognized tax benefit balance at December 31, 2025 and 2024 included $18 million and $12 million, respectively, of interest. At December 31, 2025 and 2024, there were $111 million and $105 million, respectively, of current unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities.

Jurisdiction	Tax Years Open
U.S. federal	2018-2025
Various U.S. states	2021-2025
Canada	2006-2025

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

	Year Ended December 31,
	2025	2024	2023
Net earnings available to common shareholders - basic and diluted	$2,642	$2,891	$3,747
Common shares:
Average common shares outstanding - basic	632	632	639
Dilutive effect of potential common shares issuable	1	2	3
Average common shares outstanding - diluted	633	634	642
Net earnings per share available to common shareholders:
Basic	$4.18	$4.58	$5.86
Diluted	$4.17	$4.56	$5.84

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Year Ended December 31,
	2025	2024	2023
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(122)	$(124)	$(116)
Net actuarial gain (loss) and prior service cost arising in current year	(6)	(3)	(15)
Recognition of net actuarial loss and prior service cost in earnings (1)	6	6	5
Income tax benefit (expense)	—	(1)	2
Accumulated other comprehensive loss, net of tax	$(122)	$(122)	$(124)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings. See Note 16 for additional details.

9.
Supplemental Information to Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Changes in assets and liabilities, net:
Accounts receivable	$183	$(170)	$191
Other current assets	(54)	(46)	95
Other long-term assets	(128)	12	(36)
Accounts payable and revenues and royalties payable	25	(32)	(335)
Other current liabilities	99	26	(50)
Other long-term liabilities	26	(7)	(9)
Total	$151	$(217)	$(144)
Supplementary cash flow data:
Interest paid	$509	$366	$378
Income taxes paid	$186	$480	$400

As of December 31, 2025 and 2024, Devon had approximately $360 million and $340 million, respectively, of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets.

10.
Accounts Receivable

Components of accounts receivable include the following:

	December 31, 2025	December 31, 2024
Oil, gas and NGL sales	$865	$1,130
Joint interest billings	245	341
Marketing and midstream revenues	669	465
Other	20	42
Gross accounts receivable	1,799	1,978
Allowance for doubtful accounts	(7)	(6)
Net accounts receivable	$1,792	$1,972

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.
Property and Equipment

Capitalized Costs

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	December 31, 2025	December 31, 2024
Property and equipment:
Proved	$58,573	$53,647
Unproved and properties under development	1,910	2,814
Total oil and gas	60,483	56,461
Less accumulated DD&A	(36,752)	(33,263)
Oil and gas property and equipment, net	23,731	23,198
Other property and equipment	2,624	2,671
Less accumulated DD&A	(936)	(858)
Other property and equipment, net	1,688	1,813
Property and equipment, net	$25,419	$25,011

Suspended Exploratory Well Costs

The following summarizes the changes in suspended exploratory well costs for the three years ended December 31, 2025.

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$293	$136	$126
Additions pending determination of proved reserves	555	674	522
Charges to exploration expense	(1)	(1)	(1)
Reclassifications to proved properties	(624)	(516)	(511)
Ending balance	$223	$293	$136

Devon had no projects with material suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling as of December 31, 2025, 2024 and 2023.

12.
Investments

WaterBridge

In 2023, Devon made an investment in the Water JV, a joint venture entity formed with an affiliate of WaterBridge NDB LLC, for the purpose of providing increased capacity and flexibility in disposing of produced water in the Delaware Basin and Eagle Ford. Under terms of the arrangement, Devon contributed water infrastructure assets and committed to a water gathering and disposal dedication to the Water JV through 2038, in exchange for a 30% voting interest in the joint venture legal entity. WaterBridge NDB LLC contributed water infrastructure assets to the Water JV, in exchange for a 70% voting interest in the joint venture legal entity and was serving as the operator. In 2023, Devon recognized a $64 million gain in asset dispositions in the consolidated statements of comprehensive earnings, which represented the excess of the estimated fair value of Devon's interest in the Water JV over the carrying value of the water infrastructure assets Devon contributed to the Water JV. Devon accounted for the investment in the Water JV as an equity method investment. Devon's investment in the Water JV is shown within investments on the consolidated balance sheets, and Devon's share of the Water JV earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the third quarter of 2025, Devon and its joint venture partner in the Water JV combined the Water JV with certain other companies to form WaterBridge, a water infrastructure business focused in the Delaware Basin, which ultimately completed an initial public offering. Devon received approximately 14% of the equity interests in WaterBridge in connection with these transactions. Devon accounts for its investment in WaterBridge under the equity method. As a result of the WaterBridge equity issued to third parties in the combination transaction and related initial public offering which were accretive, Devon's investment increased by approximately $45 million, which was recorded to other, net in the accompanying consolidated statements of comprehensive earnings.

Catalyst

Devon has an interest in Catalyst, which is a joint venture with an affiliate of Howard Energy Partners, LLC (“HEP”), to develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the arrangement, Devon and an affiliate of HEP each have a 50% voting interest in the joint venture legal entity, and HEP serves as the operator. Through 2038, Devon’s production from 50,000 net acres in the Stateline area of the Delaware Basin has been dedicated to Catalyst subject to fixed-fee oil gathering and natural gas processing agreements. Devon accounts for the investment in Catalyst as an equity method investment. Devon's investment in Catalyst is shown within investments on the consolidated balance sheets, and Devon's share of Catalyst earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings.

Fervo

In 2024, Devon invested approximately $117 million in Fervo, a company that generates energy from geothermal wells. The investment allows Devon to exercise significant influence over Fervo, and the investment is accounted for under the equity method of accounting. Devon's investment in Fervo is shown within investments on the consolidated balance sheets, and Devon's share of Fervo earnings are reflected as a component of other, net in the accompanying consolidated statements of comprehensive earnings. In the fourth quarter of 2025, Devon invested an additional $50 million in Fervo.

Matterhorn

Devon had an interest in Matterhorn, which was a joint venture in a natural gas pipeline. Devon's investment in Matterhorn did not give it the ability to exercise significant influence over Matterhorn. During 2025, Devon sold its investment in Matterhorn for $409 million and recognized a pre-tax gain of $342 million ($266 million, net of tax), which was recorded to asset dispositions in the accompanying consolidated statements of comprehensive earnings.

Other

Devon has other investments largely focused on midstream, new technologies and other initiatives. Devon does not have the ability to exercise significant influence over these investments.

The following table presents Devon's investments that are shown on the consolidated balance sheet.

	% Interest	Carrying Amount
Investments	December 31, 2025	December 31, 2025	December 31, 2024
WaterBridge	14%	$268	$216
Catalyst	50%	247	273
Fervo	15%	162	115
Matterhorn	—	—	69
Other	Various	50	54
Total		$727	$727

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2025, Devon's investments in equity investees exceeded the underlying equity in net assets by approximately $160 million. The basis differences primarily relate to intangible assets associated with Devon's acreage dedication to Catalyst, which are being amortized over the remaining term of 12 years.

Devon's investments provided certain gathering, processing and marketing services to Devon in the ordinary course of business. The impact from these services on Devon’s consolidated statements of comprehensive earnings and consolidated balance sheets for the years ended and as of December 31, 2025, 2024 and 2023, respectively, relate primarily to Catalyst and are summarized below.

	Year ended December 31,
	2025	2024	2023
Oil, gas and NGL sales	$136	$284	$213
Production expenses	$160	$131	$93
Accounts receivable	$—	$18	$11

13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes, debentures and Term Loan reflected below are senior, unsecured obligations of Devon unless otherwise noted in the table below.

	December 31, 2025	December 31, 2024
5.85% due December 15, 2025	$—	$485
7.50% due September 15, 2027 (1)	73	73
5.25% due October 15, 2027 (2)	390	390
5.875% due June 15, 2028 (2)	325	325
4.50% due January 15, 2030 (2)	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.20% due September 15, 2034	1,250	1,250
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	1,000
Term Loan due September 25, 2026	1,000	1,000
Net premium on debentures and notes	23	37
Debt issuance costs	(48)	(53)
Total debt	$8,389	$8,883
Less amount classified as short-term debt	998	485
Total long-term debt	$7,391	$8,398
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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt maturities as of December 31, 2025, excluding debt issuance costs, premiums and discounts, are as follows:

Total
2026	$1,000
2027	463
2028	325
2029	—
2030	585
Thereafter	6,041
Total	$8,414

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

Credit Lines

Devon currently maintains a $3.0 billion revolving Senior Credit Facility. In the first quarter of 2025, Devon exercised its option to extend the Senior Credit Facility maturity date from March 24, 2029 to March 24, 2030. Devon has the option to extend the March 24, 2030 maturity date by an additional year subject to lender consent. As of December 31, 2025, Devon had no outstanding borrowings under the Senior Credit Facility and had less than $1.0 million in outstanding letters of credit under this facility. Interest rates on borrowings under the Senior Credit Facility are determined based on the applicable loan type elected by Devon and a pricing grid set forth in the credit agreement and vary according to the credit ratings of the Company. The Senior Credit Facility currently provides for an annual facility fee of approximately $5 million.

The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon's ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of December 31, 2025, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 24.8%.

Commercial Paper

Devon’s Senior Credit Facility supports its $3.0 billion of short-term credit under its commercial paper program. Commercial paper debt generally has a maturity of between 1 and 90 days, although it can have a maturity of up to 365 days, and bears interest at rates agreed to at the time of the borrowing. As of December 31, 2025, Devon had no outstanding commercial paper borrowings.

Term Loan Credit Agreement

In August 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. In connection with the borrowing of the Term Loan, the undrawn commitments under the Term Loan Credit Agreement automatically terminated. The Term Loan bears interest at a rate based on term SOFR plus a spread adjustment that varies based on Devon's credit ratings. The interest rate on the Term Loan was 5.4% as of December 31, 2025.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Term Loan Credit Agreement contains substantially the same financial covenant as the Senior Credit Facility. As of December 31, 2025, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 24.8%.

Issuance of Senior Notes

In August 2024, Devon issued $1.25 billion of 5.20% senior notes due 2034 and $1.0 billion of 5.75% senior notes due 2054. Devon used the net proceeds to partially fund the Grayson Mill acquisition. For additional information, see Note 2.

Retirement of Senior Notes

On September 15, 2025, Devon early redeemed the $485 million of 5.85% senior notes due in December 2025 pursuant to the "par call" rights set forth in the indenture document.

On September 15, 2024, Devon repaid the $472 million of 5.25% senior notes at maturity.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Year Ended December 31,
	2025	2024	2023
Net financing costs:
Interest based on debt outstanding	$497	$401	$369
Interest income	(56)	(62)	(55)
Other	14	24	(6)
Total net financing costs	$455	$363	$308

14.
Leases

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. As of December 31, 2025, Devon’s financing lease right-of-use assets primarily relate to equipment related to the exploration, development and production of oil and gas.

During the first quarter of 2025, Devon extinguished an approximately $300 million real estate finance lease by making a cash payment of $274 million and recognized a gain on early lease extinguishment in other, net related to the difference on the accompanying consolidated statement of comprehensive earnings.

The following table presents Devon’s right-of-use assets and lease liabilities.

	December 31, 2025			December 31, 2024
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$23	$276	$299	$248	$55	$303
Lease liabilities:
Current lease liabilities (1)	$7	$95	$102	$25	$28	$53
Long-term lease liabilities	16	181	197	293	27	320
Total lease liabilities (2)	$23	$276	$299	$318	$55	$373

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of December 31, 2025 and are therefore excluded from the amounts shown above.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents Devon’s total lease cost.

		Year Ended December 31,
		2025	2024	2023
Operating lease cost	Property and equipment; LOE; G&A	$85	$28	$13
Short-term lease cost (1)	Property and equipment; LOE; G&A	275	234	193
Financing lease cost:
Amortization of right-of-use assets	DD&A	5	11	9
Interest on lease liabilities	Net financing costs	5	19	15
Variable lease cost	G&A	—	—	5
Lease income	G&A	(3)	(10)	(10)
Net lease cost		$367	$282	$225

(1)
Short-term lease cost excludes leases with terms of one month or less.

The following table presents Devon’s additional lease information.

	Year Ended December 31,
	2025		2024
	Finance	Operating	Finance	Operating
Cash outflows for lease liabilities:
Operating cash flows	$6	$85	$22	$27
Investing cash flows	$—	$—	$—	$1
Financing cash flows	$282	$—	$—	$—
Right-of-use assets obtained in exchange for new lease liabilities	$15	$300	$14	$59
Weighted average remaining lease term (years)	2.6	3.6	8.2	2.1
Weighted average discount rate	4.8%	4.9%	6.2%	5.3%

The following table presents Devon’s maturity analysis as of December 31, 2025 for leases expiring in each of the next 5 years and thereafter.

	Finance	Operating	Total
2026	$7	$106	$113
2027	7	66	73
2028	6	55	61
2029	3	49	52
2030	1	24	25
Thereafter	—	1	1
Total lease payments	24	301	325
Less: interest	(1)	(25)	(26)
Present value of lease liabilities	$23	$276	$299

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.
Asset Retirement Obligations

The following table presents the changes in asset retirement obligations.

	Year Ended December 31,
	2025	2024
Asset retirement obligations as of beginning of period	$807	$665
Assumed Grayson Mill obligations	—	75
Liabilities incurred	58	30
Liabilities settled and divested	(65)	(37)
Revision and reclassification of estimated obligation	55	35
Accretion expense on discounted obligation	51	39
Asset retirement obligations as of end of period	906	807
Less current portion	43	37
Asset retirement obligations, long-term	$863	$770

During 2025 and 2024, Devon increased its asset retirement obligations by approximately $55 million and $35 million, respectively, primarily due to changes in current cost estimates and future retirement dates for its oil and gas assets.

16.
Retirement Plans

Defined Contribution Plans

Devon sponsors defined contribution plans covering its employees. Such plans include its 401(k) plan and enhanced contribution plan. Devon makes matching contributions and additional retirement contributions, with the matching contributions being primarily based upon percentages of annual compensation and years of service. In addition, each plan is subject to regulatory limitations by the U.S. government. Devon contributed $47 million, $44 million and $38 million to these plans in 2025, 2024 and 2023, respectively.

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

Fixed-income – Devon’s fixed-income securities consist of U.S. Treasury obligations, bonds issued by investment-grade companies from diverse industries and asset-backed securities. These fixed-income securities do not consistently trade actively in an established market. The fair values of these Level 2 securities are estimated based upon rates available for securities with similar terms and maturity when active trading is not available and were $301 million and $286 million at December 31, 2025 and 2024, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity – Devon’s equity securities include commingled global equity funds that invest in large, mid and small capitalization stocks across the world’s developed and emerging markets and international large cap equity securities. These equity securities can be sold on demand but are not actively traded. The fair values of these securities are based upon the net asset values provided by the investment managers and were $99 million and $97 million at December 31, 2025 and 2024, respectively.

Other – Devon’s other securities include short-term investment funds that invest both long and short term using a variety of investment strategies. The fair value of these securities is based upon the net asset values provided by investment managers and were $44 million and $64 million at December 31, 2025 and 2024, respectively.

Defined Postretirement Plans

Devon also has defined benefit postretirement plans that provide benefits for substantially all qualifying retirees. Benefit obligations for such plans are estimated based on Devon’s future cost-sharing intentions. Devon’s funding policy for the plans is to fund the benefits as they become payable with available cash and cash equivalents.

Benefit Obligations and Funded Status

The following table summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with Devon’s defined pension and postretirement plans. Devon’s benefit obligations and plan assets are measured each year as of December 31. The accumulated benefit obligation for pension plans approximated the projected benefit obligation at December 31, 2025 and 2024.

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$620	$655	$7	$7
Interest cost	30	31	—	—
Actuarial loss (gain)	17	(14)	—	—
Participant contributions	—	—	1	1
Benefits paid	(54)	(52)	(1)	(1)
Benefit obligation at end of year	613	620	7	7
Change in plan assets:
Fair value of plan assets at beginning of year	447	476	—	—
Actual return on plan assets	38	9	—	—
Employer contributions	13	14	1	1
Participant contributions	—	—	—	1
Benefits paid	(54)	(52)	(1)	(2)
Fair value of plan assets at end of year	444	447	—	—
Funded status at end of year	$(169)	$(173)	$(7)	$(7)
Amounts recognized in balance sheet:
Other current liabilities	$(14)	$(13)	$(1)	$(1)
Other long-term liabilities	(155)	(160)	(6)	(6)
Net amount	$(169)	$(173)	$(7)	$(7)
Amounts recognized in accumulated other comprehensive earnings:
Net actuarial loss (gain)	$194	$195	$(12)	$(13)
Prior service cost	—	—	1	1
Total	$194	$195	$(11)	$(12)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain of Devon’s pension plans have a combined projected benefit obligation or accumulated benefit obligation in excess of plan assets at December 31, 2025, and December 31, 2024, as presented in the table below.

	December 31,
	2025	2024
Projected and accumulated benefit obligation	$613	$620
Fair value of plan assets	$444	$447

The following table presents the components of net periodic benefit cost and other comprehensive earnings.

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Net periodic benefit cost:
Interest cost	$30	$31	$34	$—	$—	$—
Expected return on plan assets	(27)	(27)	(27)	—	—	—
Recognition of net actuarial loss (gain) (1)	7	7	6	(1)	(1)	(1)
Total net periodic benefit cost (2)	10	11	13	(1)	(1)	(1)
Other comprehensive loss (earnings):
Actuarial loss (gain) arising in current year	6	4	16	—	—	—
Recognition of net actuarial (loss) gain, including settlement expense, in net periodic benefit cost	(7)	(7)	(6)	1	1	1
Total other comprehensive loss (earnings)	(1)	(3)	10	1	1	1
Total	$9	$8	$23	$—	$—	$—

(1)
These net periodic benefit costs were reclassified out of other comprehensive earnings in the current period.
(2)
The service cost component of net periodic benefit cost is included in G&A expense and the remaining components of net periodic benefit costs are included in other, net in the accompanying consolidated statements of comprehensive earnings.

Assumptions

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Assumptions to determine benefit obligations:
Discount rate	5.10%	5.27%	5.01%	4.99%	5.18%	4.96%
Assumptions to determine net periodic benefit cost:
Discount rate - service cost	N/A	N/A	N/A	5.36%	5.01%	5.81%
Discount rate - interest cost	5.05%	4.95%	5.61%	4.99%	4.94%	5.49%
Expected return on plan assets	6.20%	5.80%	6.21%	N/A	N/A	N/A

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

Other assumptions – For measurement of the December 31, 2025 benefit obligation for the other postretirement medical plans, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2026. The rate was assumed to decrease annually to an ultimate rate of 5% in the year 2036 and remain at that level thereafter.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expected Cash Flows

Devon expects benefit plan payments to average approximately $52 million a year for the next five years and $236 million total for the five years thereafter. Of these payments to be paid in 2026, $14 million is expected to be funded from Devon’s available cash, cash equivalents and other assets.

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

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	$61.36
2023	19,350	992	$51.23
2024	23,944	1,044	$43.61
2025	30,813	1,050	$34.07
Total plan	99,798	$4,393	$44.02

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends

Devon pays a quarterly dividend which can be comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. Devon has raised its fixed divided multiple times over the past three calendar years with it most recently being raised from $0.22 to $0.24 per share beginning in the first quarter of 2025. The following table summarizes the dividends Devon has paid on its common stock in 2025, 2024 and 2023, respectively.

	Dividends	Rate Per Share
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Third quarter	151	$0.24
Fourth quarter	149	$0.24
Total year-to-date	$619
2024:
First quarter	$299	$0.44
Second quarter	223	$0.35
Third quarter	272	$0.44
Fourth quarter	143	$0.22
Total year-to-date (1)	$937
2023:
First quarter	$596	$0.89
Second quarter	462	$0.72
Third quarter	312	$0.49
Fourth quarter	488	$0.77
Total year-to-date (1)	$1,858

(1)
During 2024 and 2023, Devon paid variable dividends totaling $377 million and $1.3 billion, respectively, in addition to its recurring fixed dividend.

In February 2026, Devon announced a fixed cash dividend in the amount of $0.24 per share for approximately $149 million payable in the first quarter of 2026.

Noncontrolling Interests

On August 1st, 2025, Devon completed the acquisition of all outstanding noncontrolling interests in CDM for $260 million. As a result of this transaction, Devon owns 100% of the equity interests in CDM. Prior to the acquisition, the noncontrolling interests’ share of CDM’s net earnings and the contributions from and distributions to the noncontrolling interests are presented as components of equity. For additional information, see Note 1.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of December 31, 2025, Devon has accrued approximately $60 million in other current liabilities pertaining to such royalty matters.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In March 2025, Devon received an order from the Department of the Interior, Bureau of Safety and Environmental Enforcement to decommission assets located on certain federal leases in the East Bay Field (the “Federal Assets”). As a result, during the first quarter of 2025, Devon recorded a contingent liability of $125 million within other liabilities in the consolidated balance sheet, reflecting the estimated costs of decommissioning the Federal Assets. The Company expects to be able to access funds available under certain bonds and a cash security account as and when Devon performs and pays these decommissioning obligations. Devon believes the funds will likely cover approximately $100 million of the estimated decommissioning costs for the Federal Assets. Accordingly, during the first quarter of 2025, Devon recorded an approximately $100 million receivable related to these sources of funds within other assets in the consolidated balance sheet. The remaining $25 million difference of the recorded decommissioning obligation and such sources of funds was recognized in the first quarter of 2025 in other, net on the consolidated statement of comprehensive earnings. Devon may also be required to perform or fund decommissioning obligations associated with the East Bay Field under state and federal regulations applicable to predecessor operators beyond amounts accrued. Factors impacting this contingency include, among others: (i) the ultimate outcome of the ongoing bankruptcy proceedings, including with respect to state lease assets included in the East Bay Field, (ii) the actual costs to decommission the Federal Assets relative to the estimates, which are subject to numerous assumptions and uncertainties and (iii) Devon's ability to successfully access funds under decommissioning bonds and other sources.

As of December 31, 2025, Devon has accrued approximately $190 million of contingent liabilities related to such decommissioning legacy matters, including liabilities associated with the East Bay Field.

Commitments

The following table presents Devon’s commitments that have initial or remaining noncancelable terms in excess of one year as of December 31, 2025.

Year Ending December 31,	Drilling and Facility Obligations(1)	Operational Agreements(1)	Equipment Leases and Other
2026	$103	$563	$122
2027	23	523	140
2028	36	516	150
2029	4	495	113
2030	—	390	70
Thereafter	—	1,194	91
Total	$166	$3,681	$686

(1)
Total costs incurred under take-or-pay and throughput obligations were approximately $700 million, $800 million and $750 million in 2025, 2024 and 2023, respectively.

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

Devon leases certain equipment under financing and operating lease arrangements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, restricted cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at December 31, 2025 and December 31, 2024, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
December 31, 2025 assets (liabilities):
Cash equivalents	$764	$764	$764	$—	$—
Commodity derivatives	$194	$194	$—	$194	$—
Commodity derivatives	$(1)	$(1)	$—	$(1)	$—
Debt	$(8,389)	$(8,290)	$—	$(8,290)	$—
December 31, 2024 assets (liabilities):
Cash equivalents	$319	$319	$319	$—	$—
Commodity derivatives	$56	$56	$—	$56	$—
Commodity derivatives	$(33)	$(33)	$—	$(33)	$—
Debt	$(8,883)	$(8,520)	$—	$(8,520)	$—
Contingent earnout payments	$20	$20	$—	$—	$20

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

The following table reflects Devon's net earnings, assets and capital expenditures for the time periods presented below.

	Year Ended December 31,
	2025	2024	2023
Total revenues	$17,188	$15,940	$15,258

LOE	1,922	1,574	1,428
Gathering, processing & transportation	831	790	702
Production and property taxes	814	819	798
Total significant expenses	3,567	3,183	2,928
Marketing and midstream expenses	5,635	4,792	4,409
DD&A	3,595	3,255	2,554
G&A	492	500	408
Financing costs, net	455	363	308
Income tax expense	785	770	841
Other segment items (1)	(22)	135	28
Total expenses	14,507	12,998	11,476

Net earnings	$2,681	$2,942	$3,782

Total assets	$31,599	$30,489	$24,490

Capital expenditures, including acquisitions	$4,000	$8,919	$3,907
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

Costs Incurred

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	Year Ended December 31,
	2025	2024	2023
Property acquisition costs:
Proved properties	$138	$3,058	$2
Unproved properties	224	1,949	63
Exploration costs	581	690	534
Development costs	3,057	2,856	3,160
Costs incurred	$4,000	$8,553	$3,759

Acquisition costs for 2025 in the table primarily reflect acreage acquisitions in the Delaware Basin. Acquisition costs for 2024 primarily relate to the Grayson Mill acquisition which closed in the third quarter of 2024. Development costs in the table above includes additions and revisions to Devon’s asset retirement obligations.

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

	Year Ended December 31,
	2025	2024	2023
Oil, gas and NGL sales	$11,223	$11,176	$10,791
Production expenses	(3,567)	(3,183)	(2,928)
Exploration expenses	(43)	(28)	(20)
Depreciation, depletion and amortization	(3,479)	(3,156)	(2,464)
Asset dispositions	—	(15)	(33)
Accretion of asset retirement obligations	(49)	(39)	(29)
Income tax expense	(888)	(972)	(1,044)
Results of operations	$3,197	$3,783	$4,273
Depreciation, depletion and amortization per Boe	$11.35	$11.70	$10.27

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Proved Reserves

The following table presents Devon’s estimated proved reserves by product.

	Oil (MMBbls)	Gas (Bcf) (1)	NGL (MMBbls)	Combined (MMBoe)
Proved developed and undeveloped reserves:
December 31, 2022	793	3,175	493	1,815
Revisions due to prices	(25)	(189)	(22)	(78)
Revisions other than price	(12)	58	1	(1)
Extensions and discoveries	147	525	87	322
Production	(117)	(385)	(59)	(240)
Sale of reserves	—	(2)	—	(1)
December 31, 2023	786	3,182	500	1,817
Revisions due to prices	(9)	(187)	(14)	(54)
Revisions other than price	3	245	31	75
Extensions and discoveries	129	646	104	340
Purchase of reserves	120	328	73	247
Production	(127)	(438)	(70)	(270)
December 31, 2024	902	3,776	624	2,155
Revisions due to prices	(25)	91	(6)	(16)
Revisions other than price	36	353	55	150
Extensions and discoveries	185	778	129	443
Purchase of reserves	23	59	10	43
Production	(142)	(505)	(81)	(307)
Sale of reserves	(18)	(70)	(11)	(40)
December 31, 2025	961	4,482	720	2,428

Proved developed reserves:
December 31, 2022	596	2,595	391	1,419
December 31, 2023	603	2,560	395	1,425
December 31, 2024	706	3,057	500	1,715
December 31, 2025	714	3,476	551	1,844
Proved undeveloped reserves:
December 31, 2022	197	580	102	396
December 31, 2023	183	622	105	392
December 31, 2024	196	719	124	440
December 31, 2025	247	1,006	169	584

(1)
Gas reserves are converted to Boe at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. NGL reserves are converted to Boe on a one-to-one basis with oil. The conversion rates are not necessarily indicative of the relationship of oil, natural gas and NGL prices.

Price Revisions

Reserves decreased 16 MMBoe in 2025 primarily due to price decreases in the trailing 12-month average for oil and NGLs partially offset by price increases in the trailing 12-month average for gas.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reserves decreased 54 MMBoe in 2024 primarily due to price decreases in the trailing 12-month averages for oil, gas and NGLs.

Reserves decreased 78 MMBoe in 2023 primarily due to price decreases in the trailing 12-month averages for oil, gas and NGLs.

Revisions Other Than Price

2025 – Total revisions other than price (150 MMBoe) are the result of upward revisions due to well performance exceeding previous estimates on proved developed reserves (163 MMBoe) and downward revisions to proved undeveloped reserves (-13 MMBoe) as noted below. In total, the most significant changes were located in the Rockies (125 MMBoe) and the Delaware Basin (25 MMBoe).

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

2025 – Of the 443 MMBoe of additions from extensions and discoveries, 278 MMBoe were in the Delaware Basin, 81 MMBoe were in the Rockies, 51 MMBoe were in Eagle Ford and 33 MMBoe were in the Anadarko Basin.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase and Sale of Reserves

During 2025, Devon had purchases and sales of reserves of 43 MMBoe and 40 MMBoe, respectively, which were primarily related to the asset exchange in the Eagle Ford. For additional information on the asset exchange, see Note 2.

During 2024, Devon had reserve additions due to the acquisition of 247 MMBoe in the Williston Basin. For additional information on these asset additions, see Note 2.

Proved Undeveloped Reserves

The following table presents the changes in Devon’s total proved undeveloped reserves during 2025 (MMBoe).

Total
Proved undeveloped reserves as of December 31, 2024	440
Extensions and discoveries	322
Revisions due to prices	1
Revisions other than price	(13)
Purchase of reserves	19
Sale of reserves	(10)
Conversion to proved developed reserves	(175)
Proved undeveloped reserves as of December 31, 2025	584

Total proved undeveloped reserves increased 33% from 2024 to 2025 with the year-end 2025 balance representing 24% of total proved reserves. Approximately 57% of the 322 MMBoe in extensions and discoveries were the result of Devon’s drilling and development activities in the Delaware Basin, followed by the Rockies (23%), Eagle Ford (12%), and the Anadarko Basin (8%). Purchases and sales (9 MMBoe) primarily were the result of Devon’s asset exchange discussed in Note 2. Conversions to proved developed reserves of 175 MMBoe were driven by development in the Delaware Basin (74%) and the Rockies (20%). Costs incurred in 2025 to develop and convert Devon's proved undeveloped reserves were approximately $1.1 billion. Proved undeveloped reserves revisions other than price (-13 MMBoe) were due to changes in previously adopted development plans (-45 MMBoe) primarily in the Delaware Basin (-33 MMBoe) and Rockies (-10 MMBoe), combined with upward revisions (32 MMBoe) related to continued evaluation of well performance primarily in the Delaware Basin and Rockies.

Standardized Measure

The following tables reflect Devon’s standardized measure of discounted future net cash flows from its proved reserves.

	Year Ended December 31,
	2025	2024	2023
Future cash inflows	$81,155	$82,422	$75,734
Future costs:
Development	(6,035)	(6,099)	(5,241)
Production	(38,022)	(38,326)	(31,648)
Future income tax expense	(5,653)	(5,528)	(6,644)
Future net cash flow	31,445	32,469	32,201
10% discount to reflect timing of cash flows	(12,680)	(12,699)	(12,888)
Standardized measure of discounted future net cash flows	$18,765	$19,770	$19,313

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future cash inflows, development costs and production costs were computed using the same assumptions for prices and costs that were used to estimate Devon’s proved oil and gas reserves at the end of each year. For 2025 estimates, Devon’s future realized prices were assumed to be $62.67 per Bbl of oil, $1.32 per Mcf of gas and $20.85 per Bbl of NGLs. Of the $6.0 billion of future development costs as of the end of 2025, $1.8 billion, $1.3 billion and $1.0 billion are estimated to be spent in 2026, 2027 and 2028, respectively.

Future development costs include not only development costs but also future asset retirement costs. Included as part of the $6.0 billion of future development costs are $1.5 billion of future asset retirement costs. The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws.

The principal changes in Devon’s standardized measure of discounted future net cash flows are as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$19,770	$19,313	$31,314
Net changes in prices and production costs	(3,027)	(3,202)	(16,797)
Oil, gas and NGL sales, net of production costs	(7,656)	(7,993)	(7,863)
Changes in estimated future development costs	582	806	218
Extensions and discoveries, net of future development costs	4,367	3,951	5,222
Purchase of reserves	791	3,123	—
Sales of reserves in place	(744)	—	(9)
Revisions of quantity estimates	1,430	427	(747)
Previously estimated development costs incurred during the period	1,792	1,269	1,567
Accretion of discount	1,623	1,730	2,972
Net change in income taxes and other	(163)	346	3,436
Ending balance	$18,765	$19,770	$19,313

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

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2025, to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Devon, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Devon’s management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, which was completed on February 18, 2026, management concluded that its internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm who audited our consolidated financial statements as of and for the year ended December 31, 2025, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by Devon pursuant to Regulation 14A of the General Rules and applicable information in Regulations under the Securities Exchange Act of 1934 no later than 120 days following the fiscal year ended December 31, 2025.

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

2.1

Securities Purchase Agreement, dated July 8, 2024, by and among Grayson Mill Holdings II, LLC, Grayson Mill Holdings III, LLC, Grayson Mill Intermediate HoldCo II, LLC, Grayson Mill Intermediate HoldCo III, LLC, WPX Energy Williston, LLC and Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed July 8, 2024; File No. 001-32318).

2.2

Amendment to Securities Purchase Agreement, dated September 27, 2024, by and among Grayson Mill Holdings II, LLC, Grayson Mill Holdings III, LLC, Grayson Mill Intermediate HoldCo II, LLC, Grayson Mill Intermediate HoldCo III, LLC, WPX Energy Williston, LLC and Registrant (incorporated by reference to Exhibit 2.2 to Registrant’s Form 10-Q filed November 6, 2024; File No. 001-32318).

2.3

Agreement and Plan of Merger, dated as of February 1, 2026, by and among Devon Energy Corporation, Cubs Merger Sub, Inc., and Coterra Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed February 2, 2026; File No. 001-32318).

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

4.16

Fourth Supplemental Indenture, dated as of September 24, 2019, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 5.250% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Form 8-K filed on September 24, 2019; File No. 001-35322).

4.17

Fifth Supplemental Indenture, dated as of January 10, 2020, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 4.500% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Form 8-K filed January 10, 2020; File No. 001-35322).

4.18

Sixth Supplemental Indenture, dated as of June 17, 2020, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 5.875% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Form 8-K filed June 17, 2020; File No. 001-35322).

4.19

Supplemental Indenture No. 7, dated as of June 9, 2021, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.250% Senior Notes due 2027, the 5.875% Senior Notes due 2028 and the 4.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K filed June 9, 2021; File No. 001-32318).

4.20

Indenture, dated as of August 28, 2024, by and between Registrant and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed August 28, 2024; File No. 001-32318).

4.21

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

4.23

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

10.3

Extension Agreement, dated as of March 24, 2025, to the Amended and Restated Credit Agreement, dated as of March 24, 2023, among Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and each Lender and L/C Issuer from time to time party thereto, with respect to Borrower’s extension of the maturity date from March 24, 2029 to March 24, 2030 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 7, 2025; File No. 001-32318).

10.4

Delayed Draw Term Loan Credit Agreement, dated August 12, 2024, by and among Registrant, as Borrower, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 12, 2024; File No. 001-32318).

10.5	Devon Energy Corporation 2022 Long-Term Incentive Plan (amended and restated effective as of November 19, 2025).*

10.6	Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed June 7, 2017; File No. 333-218561).*

10.7

2021 Amendment (effective as of January 7, 2021) to the Devon Energy Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).*

10.8	WPX Energy, Inc. 2013 Incentive Plan, and amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Form 8-K filed on February 19, 2018; File No. 001-35322).*

10.9

Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A filed March 29, 2018; File No. 001-35322).*

10.10

Amendment No. 4 to the WPX Energy, Inc. 2013 Incentive Plan and Global Amendment to Restricted Stock Unit Agreements effective December 1, 2021 (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.11

Devon Energy Corporation Non-Qualified Deferred Compensation Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.12

Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed February 28, 2024; File No. 001-32318).*

10.13

Devon Energy Corporation Benefit Restoration Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).*

10.14

Amendment 2014-1, executed March 7, 2014, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q filed May 9, 2014; File No. 001-32318).*

10.15

Amendment 2015-1, executed April 15, 2015, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 6, 2015; File No. 001-32318).*

10.16

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).*

10.17

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Benefit Restoration Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).*

10.18

Devon Energy Corporation Defined Contribution Restoration Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.19

Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K filed February 28, 2024; File No. 001-32318).*

10.20

Devon Energy Corporation Supplemental Contribution Plan (amended and restated effective as of January 1, 2021) (incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.21

Amendment No. 1, effective November 29, 2023, to the Devon Energy Corporation Supplemental Contribution Plan (incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K filed February 28, 2024; File No. 001-32318).*

10.22

Devon Energy Corporation Supplemental Retirement Income Plan (amended and restated effective January 1, 2012) (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed February 24, 2012; File No. 001-32318).*

10.23

Amendment 2014-1, executed March 7, 2014, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed May 9, 2014; File No. 001-32318).*

10.24

Amendment 2016-1, executed October 20, 2016, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K filed February 15, 2017; File No. 001-32318).*

10.25

Amendment 2019-1, effective September 10, 2019, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed November 6, 2019; File No. 001-32318).*

10.26

Amendment 2020-1, executed December 23, 2020, to the Devon Energy Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed February 17, 2021; File No. 001-32318).*

10.27

Form of Amended & Restated Employment Agreement by and between Registrant and certain executive officers (incorporated by reference to Exhibit 10.33 to Registrant’s Form 10-K filed February 19, 2025; File No. 001-32318).*

10.28

Form of Severance Agreement by and between Registrant and certain executive officers (incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed February 19, 2025; File No. 001-32318).*

10.29

WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Form 10-K filed February 28, 2013; File No. 001-35322).*

10.30

First Amendment to the WPX Energy Nonqualified Deferred Compensation Plan, executed January 4, 2021 (incorporated by reference to Exhibit 10.37 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.31

Second Amendment to the WPX Energy Nonqualified Deferred Compensation Plan, executed December 15, 2021 (incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.32

WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Form 10-K filed February 28, 2013; File No. 001-35322).*

10.33

First Amendment to the WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, executed December 9, 2021 (incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.34	WPX Energy Nonqualified Restoration Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.35

First Amendment to the WPX Energy Nonqualified Restoration Plan, executed January 4, 2021 (incorporated by reference to Exhibit 10.42 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.36

Second Amendment to the WPX Energy Nonqualified Restoration Plan, executed December 15, 2021 (incorporated by reference to Exhibit 10.43 of Registrant’s Form 10-K filed February 16, 2022; File No. 001-32318).*

10.37	Form of Indemnity Agreement between Registrant and non-management directors (incorporated by reference to Exhibit 10.40 to Registrant’s Form 10-K filed February 19, 2020; File No. 001-32318).*

10.38

2022 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2017 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed May 3, 2022; File No. 001-32318).*

10.39

2023 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 9, 2023; File No. 001-32318).*

10.40

2024 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 2, 2024; File No. 001-32318).*

10.41

2025 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (EVP form) (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 7, 2025; File No. 001-32318).*

10.42

2025 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for restricted stock awarded (SVP form) (incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed May 7, 2025; File No. 001-32318).*

10.43

2023 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed May 9, 2023; File No. 001-32318).*

10.44

2024 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed May 2, 2024; File No. 001-32318).*

10.45

2025 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (EVP form) (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed May 7, 2025; File No. 001-32318).*

10.46

2025 Form of Notice of Grant of Performance Share Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between Devon Energy Corporation and certain officers for performance based restricted share units awarded (SVP form) (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed May 7, 2025; File No. 001-32318).*

10.47

2025 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock awarded (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed August 6, 2025; File No. 001-32318).*

10.48

2025 Form of Notice of Grant of Restricted Stock Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock units awarded (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed August 6, 2025; File No. 001-32318).*

10.49

Form of Restricted Stock Unit Award Agreement between WPX Energy, Inc. and non-employee directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Form 8-K filed September 3, 2014; File No. 001-35322).*

10.50

Form of Amended and Restated Restricted Stock Unit Award Agreement between WPX Energy, Inc. and non-employee directors (incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.’s Form 10-Q filed August 6, 2019; File No. 001-35322).*

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

February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CLAY M. GASPAR	President, Chief Executive Officer and	February 18, 2026
Clay M. Gaspar	Director (Principal executive officer)

/s/ JEFFREY L. RITENOUR	Executive Vice President	February 18, 2026
Jeffrey L. Ritenour	and Chief Financial Officer (Principal financial officer)

/s/ JOHN B. SHERRER	Vice President, Accounting and Controller	February 18, 2026
John B. Sherrer	(Principal accounting officer)

/s/ JOHN E. BETHANCOURT	Chair and Director	February 18, 2026
John E. Bethancourt

/s/ BARBARA M. BAUMANN	Director	February 18, 2026
Barbara M. Baumann

/s/ ANN G. FOX	Director	February 18, 2026
Ann G. Fox

/s/ GENNIFER F. KELLY	Director	February 18, 2026
Gennifer F. Kelly

/s/ KELT KINDICK	Director	February 18, 2026
Kelt Kindick

/s/ KARL F. KURZ	Director	February 18, 2026
Karl F. Kurz

/s/ MICHAEL N. MEARS	Director	February 18, 2026
Michael N. Mears

/s/ ROBERT A. MOSBACHER, JR.	Director	February 18, 2026
Robert A. Mosbacher, Jr.

/s/ BRENT J. SMOLIK	Director	February 18, 2026
Brent J. Smolik

/s/ VALERIE M. WILLIAMS	Director	February 18, 2026
Valerie M. Williams