Form 10-K/A
period 2025-12-31
DEVON ENERGY CORP/DE
filed 2026-04-21
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $20.2 billion, based upon the closing price of $31.81 per share as reported by the New York Stock Exchange on such date. On March 31, 2026, 621 million shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: KPMG LLP	Auditor Location: Oklahoma City, Oklahoma	Audit Firm ID: 185

EXPLANATORY NOTE

Devon Energy Corporation (the “Company,” “Devon,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026. This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from the definitive proxy statement if such statement is filed no later than 120 days after the end of the fiscal year covered by the Form 10-K. We are filing this Amendment to include Part III information in the Original Filing.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. The cover page of our Original Filing is also amended to delete the reference to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Filing is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications by the Company’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act.

Except as set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing, and the Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Information Regarding Forward-Looking Statements

This Amendment includes “forward-looking statements” within the meaning of the federal securities laws. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words and phrases “expects,” “believes,” “will,” “would,” “could,” “continue,” “may,” “aims,” “likely to be,” “intends,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. All statements, other than statements of historical facts, included in this Amendment that address activities, events or developments that Devon expects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially and adversely from our expectations due to a number of factors, including, but not limited to:

●	the volatility of oil, gas and natural gas liquids prices, including from changes in trade relations and policies, such as the imposition of new or increased tariffs or other trade protection measures by the U.S., China or other countries;
●	uncertainties inherent in estimating oil, gas and natural gas liquids reserves;
●	the extent to which we are successful in acquiring and discovering additional reserves;
●	the uncertainties, costs and risks involved in our operations;
●	risks related to our hedging activities;
●	our limited control over third parties who operate some of our oil and gas properties and investments;
●	midstream capacity constraints and potential interruptions in production, including from limits to the build out of midstream infrastructure;
●	competition for assets, materials, people and capital, which can be exacerbated by supply chain disruptions, including as a result of tariffs or other changes in trade policy;
●	regulatory restrictions, compliance costs and other risks relating to governmental regulation, including with respect to federal lands, environmental matters, water disposal and tax matters;
●	climate change and risks related to regulatory, social and market efforts to address climate change;
●	risks relating to our sustainability initiatives;
●	claims, audits and other proceedings impacting our business, including with respect to historic and legacy operations;
●	governmental interventions in energy markets;
●	counterparty credit risks;
●	risks relating to our indebtedness;
●	cybersecurity risks;
●	risks associated with artificial intelligence and other emerging technologies;
●	the extent to which insurance covers any losses we may experience;
●	risks related to shareholder activism;
●	our ability to successfully complete mergers, acquisitions and divestitures;
●	our ability to pay dividends and make share repurchases;
●	risks related to the pending merger transaction between Devon and Coterra Energy Inc., including restrictions on our operations during the pendency of the merger, litigation risk, the risk that the merger agreement for the transaction may be terminated and the risk that we may not realize the anticipated benefits of the merger or successfully integrate the two companies; and
●	any of the other risks and uncertainties discussed in this Amendment, the Original Filing or our other SEC filings.

The forward-looking statements included in this filing speak only as of the date of this Amendment, represent management’s current reasonable expectations as of the date of this filing and are subject to the risks and uncertainties identified above as well as those described elsewhere in this Amendment, the Original Filing and in other documents we file from time to time with the SEC. We cannot guarantee the accuracy of our forward-looking statements, and readers are urged to carefully review and consider the various disclosures made in this Amendment, the Original Filing and in the other documents we file from time to time with the SEC. All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We do not undertake, and expressly disclaim, any duty to update or revise our forward-looking statements based on new information, future events or otherwise.

DEVON ENERGY CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Information about our Directors is set forth below.

Devon Board Service ◾ Chair of the Board	John E. Bethancourt | Chair of the Board	AGE: 74 | DIRECTOR SINCE: 2014

John E. Bethancourt joined the board of directors in January 2014 and became Board Chair in July 2024. He is a retired Chevron executive, serving most recently as executive vice president for technology and services, where he oversaw Chevron’s environmental, health and safety efforts, major project management, procurement and mining operations. Bethancourt began his career with Getty Oil Co. in 1974 and joined Texaco Inc. through a 1984 merger. He earned a bachelor’s degree in petroleum engineering from Texas A&M University.

Qualifications

Mr. Bethancourt is an experienced and accomplished leader. His broad competencies in matters impacting the energy industry strengthen the collective capabilities of the Board. His experience in areas relating to human resources, environmental matters, and energy-related infrastructure has provided valuable perspectives for the Board.

Principal occupation or employment:

◾

Former Executive Vice President for Technology and Services, Chevron

Current public company directorships:

◾

None

Previous public company directorships held in the past five years:

◾

None

Certain other directorships:

◾

Previously served on the board of trustees of the Texas A&M Foundation

◾

Past director of the Society of Petroleum Engineers

◾

Former director of the National Action Council for Minorities in Engineering, Inc.

Devon Board Service ◾ Compensation ◾ Safety, Operations, and Resource	Barbara M. Baumann	AGE: 70 | DIRECTOR SINCE: 2014

Barbara M. Baumann joined the board of directors in January 2014 and served as Devon’s Board Chair from January 2023 to July 2024. She is president of Cross Creek Energy Corp., an energy investments firm. She is currently on the board of National Fuel Gas Company and serves on the audit and financing committees. Baumann became chair of the independent board of trustees of the Putnam Mutual Funds in July 2024 after serving as vice-chair starting in 2022. Baumann also serves on the advisory council for First Reserve Corp., a private equity firm focused on energy. She is a member of the board of one of First Reserve Corp.’s portfolio companies, IOG Resources. Previously, Baumann served in various areas of finance and operations during an 18-year career with Amoco (later BP Amoco). Those roles included chief financial officer of Ecova Corp., Amoco’s wholly owned environmental-remediation unit, and vice president of Amoco’s San Juan Basin business unit. She earned a bachelor’s degree from Mount Holyoke College and a master’s in business administration from the Wharton School of the University of Pennsylvania.

Qualifications

Ms. Baumann brings to the Board her extensive knowledge of financial matters and the energy industry and her experience as an accomplished leader and business professional. Her history with board service, including as a member and leader on Devon’s Board, and insights on investor focus areas deepen our Board’s understanding of governance-related matters.

Principal occupation or employment:

◾

President and Owner, Cross Creek Energy Corporation

Current public company directorships:

◾

National Fuel Gas Company (NYSE: NFG). Serves on the audit and financing committees

◾

Putnam Mutual Funds (Chair, independent board of trustees). Serves on the Policy and Nominating; Executive; Contract; and Equity Oversight committees

Previous public company directorships held in the past five years:

◾

None

Certain other directorships:

◾

First Reserve Corporation (advisory council)

◾

IOG Resources. Serves on the audit committee

Devon Board Service ◾ Compensation ◾ Governance, Environmental, and Public Policy	Ann G. Fox	AGE: 49 | DIRECTOR SINCE: 2019

Ann G. Fox joined the board of directors in June 2019. She is president, chief executive officer, and a board member of Nine Energy Service, Inc. (Nine), a Houston-based oilfield services company. Fox joined Nine in 2013 and previously served as chief financial officer and vice president of strategic development. Prior to joining Nine, she worked for SCF Partners, a private equity firm supporting the oilfield services and equipment industries. Fox also has experience as an investment banking analyst and as a Marine, where she served several tours of duty in Iraq on a team that reported directly to Gen. David Petraeus. She received a bachelor’s degree in diplomacy and security in world affairs from Georgetown University and a master’s in business administration from Harvard University. Fox currently serves on the board of the American Petroleum Institute, the board of advisors of Rice University’s Baker Institute, and the board of trustees of Groton School.

Qualifications

Ms. Fox brings to the Board her significant and unique career experiences, knowledge of the energy industry and capital markets, and perspective as a leader. Her recognition of upstream business and operational developments contributes to the Board’s overall performance.

Principal occupation or employment:

◾

President and Chief Executive Officer, Nine Energy Service, Inc. Nine filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code in February 2026

Current public company directorships:

◾

Nine Energy Service, Inc. (NYSE American: NINE)

Previous public company directorships held in the past five years:

◾

None

Certain other directorships:

◾

American Petroleum Institute

◾

Baker Institute (board of advisors)

◾

Groton School

Devon Board Service ◾ Dividend	Clay M. Gaspar	AGE: 54 | DIRECTOR SINCE: 2025

Clay M. Gaspar was elected President and Chief Executive Officer of Devon Energy and appointed to the board of directors in March 2025. He previously served as Executive Vice President and Chief Operating Officer of the Company, a role he assumed in January 2021 following Devon’s merger with WPX Energy. While at WPX, Mr. Gaspar served as President and Chief Operating Officer and sat on the board of directors. His earlier career includes technical and leadership positions with Newfield Exploration, Anadarko Petroleum, and Mewbourne Oil. Mr. Gaspar serves on the boards of the Permian Strategic Partnership and the American Heart Association Southwest Region, is chairman of the Upstream Committee of the American Petroleum Institute, and is a member of the Texas A&M Engineering Advisory Council. Mr. Gaspar earned a bachelor’s degree in petroleum engineering from Texas A&M University, a master’s degree in petroleum and geosciences engineering from the University of Texas, and is a registered professional engineer in the state of Texas.

Qualifications

Mr. Gaspar is an experienced leader, with the vision and industry expertise to guide Devon into the future. His understanding of WPX’s and the post-merger combined Company’s operations and assets provides valuable Board-level perspective.

Principal occupation or employment:

◾

President and Chief Executive Officer, Devon Energy Corporation

Current public company directorships:

◾

None

Previous public company directorships held in the past five years:

◾

None

Certain other directorships:

◾

Previously served on WPX’s board of directors

◾

American Petroleum Institute (chair of the Upstream Committee)

◾

American Exploration & Production Council

◾

Permian Strategic Partnership

◾

American Heart Association Southwest Region

Devon Board Service ◾ Audit ◾ Safety, Operations, and Resource	Gennifer F. Kelly	AGE: 53 | DIRECTOR SINCE: 2023

Gennifer F. Kelly joined the board of directors in January 2023. She is currently on the board of Delek Logistics, where she serves as chair of the technology committee and as a member of the conflicts and environmental, health and safety committees. Kelly has 25 years of oil and gas industry experience in both upstream and midstream sectors. She previously held the role of chief operating officer and SVP of Western Midstream Partners and vice president of marketing for Anadarko Petroleum Corporation. Prior to her role at Western Midstream, Kelly led operations transformation efforts, as well as strategic planning, portfolio management, and asset management teams for Anadarko. She holds a master’s degree in business administration and a bachelor’s degree in petroleum engineering from Louisiana State University.

Qualifications

Ms. Kelly brings to the Board her extensive knowledge of the energy industry, including strategic and regulatory matters. She is an experienced executive who has led significant corporate transformational efforts. She has diverse operations experience in production, drilling, and completions engineering, working extensively in East Texas, West Texas, and the Gulf of Mexico. She has a broad understanding of key matters considered by boards of directors of energy companies.

Principal occupation or employment:

◾

Former Chief Operating Officer and SVP, Western Midstream Partners

Current public company directorships:

◾

Delek Logistics Partners, LP (NYSE: DKL). Serves on the technology (chair), conflicts, and environmental, health and safety committees

Previous public company directorships held in the past five years:

◾

None

Certain other directorships:

◾

Former chair of Lone Star College Foundation

Devon Board Service ◾ Chair, Governance, Environmental, and Public Policy ◾ Compensation	Kelt Kindick	AGE: 71 | DIRECTOR SINCE: 2021

Kelt Kindick joined the board of directors in January 2021 following Devon’s merger with WPX. Kindick became a member of WPX’s board of directors in 2013. In December 2012, Kindick retired from Bain & Company Inc., a management consulting firm, serving most recently as chief financial officer and partner. He joined Bain & Company in 1980, was elected partner in 1986, served as managing director of the firm’s Boston office from 1991 to 1996, and as chairman of the firm’s executive committee from 1998 to 1999. Kindick also served as chief financial officer of the Commonwealth of Massachusetts from 2003 to 2004. He received a bachelor’s degree from Franklin & Marshall College and a master’s in business administration from Harvard University.

Qualifications

Mr. Kindick brings to the Board his experience in strategic roles across a broad range of industries and in the public sector. His insights on governance, finance, and other key strategic matters enhances Board discussions.

Principal occupation or employment:

◾

Former Chief Financial Officer and Partner, Bain & Company

Current public company directorships:

◾

None

Previous public company directorships held in the past five years:

◾

None

Certain other directorships:

◾

Previously served on WPX’s board of directors, including as lead director and chairman of its nominating, governance, environmental and public policy committee

Devon Board Service ◾ Chair, Safety, Operations, and Resource ◾ Audit	Karl F. Kurz	AGE: 64 | DIRECTOR SINCE: 2021

Karl F. Kurz joined the board of directors in January 2021 following Devon’s merger with WPX. Kurz became a member of WPX’s board of directors in 2014. He currently serves as non-executive chairman of American Water Works Company, Inc. Kurz is on the board of Texas Pacific Land Corporation, where he is chair of the strategic acquisitions committee and a member of the compensation committee. From 2009 until his retirement in 2012, Kurz was a managing director, co-head of the energy group, and a member of the investment committee at CCMP Capital Advisors LLC, a leading global private equity firm focused on energy investments. Prior to joining CCMP, he spent nine years with Anadarko Petroleum Corporation, most recently serving as chief operating officer responsible for overseeing the company’s global exploration and production, marketing, midstream, land, technology, and service businesses. Kurz holds a bachelor’s of science, magna cum laude, in petroleum engineering from Texas A&M University, and he is a graduate of Harvard University’s Advanced Management Program.

Qualifications

Mr. Kurz brings to the Board his significant experience in the energy industry and expertise in petroleum engineering. He has served in leadership positions and provides candid perspectives on the Company and the industry.

Principal occupation or employment:

◾

Former Managing Director of CCMP Capital Advisors LLC and Chief Operating Officer of Anadarko Petroleum Corporation

Current public company directorships:

◾

American Water Works Company, Inc. (NYSE: AWK) Serves as non-executive chairman

◾

Texas Pacific Land Corporation (NYSE: TPL). Serves on the strategic acquisitions committee (chair) and compensation committee

Previous public company directorships held in the past five years:

◾

Royal Helium Ltd. (TSX Venture: RHC.v)

Certain other directorships:

◾

Previously served on WPX’s board of directors and its audit committee

Devon Board Service ◾ Audit ◾ Governance, Environmental, and Public Policy	Michael N. Mears	AGE: 62 | DIRECTOR SINCE: 2023

Michael N. Mears joined the board of directors in January 2023. He is currently on the board of Sempra, where he serves as chair of the corporate governance committee and as a member of the executive and compensation and talent development committees. He is also on the board and serves as chair of the audit committee of the Kayne Anderson Energy Infrastructure Fund. Mears was the chairman, president, and CEO of Magellan Midstream Partners from 2011 until his retirement in 2022. He joined Magellan Midstream Partners in 2002 when the company was formed and was the company’s chief operating officer from 2008 to 2011. Prior to Magellan, Mears worked in a range of management positions for its predecessor company, Williams Pipeline Co. He holds a bachelor’s degree in chemical and petroleum refining engineering from the Colorado School of Mines.

Qualifications

Mr. Mears has significant leadership experience in the energy industry. As a former chief executive officer of a large corporation, he is able to provide perspectives on a broad range of issues that are important for a corporation with Devon’s scale and operations. His background in marketing and energy-related infrastructure adds valuable perspectives to the Board. His commercial and operational expertise in the context of global energy markets and the energy transition make him a valuable member of our board.

Principal occupation or employment:

◾

Former Chairman, President, and CEO, Magellan Midstream Partners

Current public company directorships:

◾

Sempra Energy (NYSE: SRE). Serves on the corporate governance (chair) and executive and compensation and talent development committees

◾

Kayne Anderson Energy Infrastructure Fund (NYSE: KYN). Serves as chair of the audit committee

Previous public company directorships held in the past five years:

◾

Magellan Midstream Partners (NYSE: MMP)

Certain other directorships:

◾

None

Devon Board Service ◾ Chair, Compensation ◾ Governance, Environmental, and Public Policy	Robert A. Mosbacher, Jr.	AGE: 74 | DIRECTOR SINCE: 2009

Robert A. Mosbacher, Jr. was appointed to the board of directors in April 2009. Mosbacher previously served as a member of the board from 1999 until 2005, at which time he resigned to accept an appointment by the Bush administration to serve as president and chief executive officer of the Overseas Private Investment Corp. (OPIC), an independent agency of the U.S. government that supports private capital investment in emerging markets around the world. He is chairman of Mosbacher Energy Co., an independent oil and gas exploration and production company. He was chair of the Development Advisory Council for the U.S. International Development Finance Corporation, which supports investment in the developing world. Mosbacher also currently serves on the board of the National Archives Foundation. He has a bachelor’s degree in political science from Georgetown University and a law degree from Southern Methodist University.

Qualifications

Mr. Mosbacher brings to the Board his leadership experience in the energy industry as well as in state and federal government. His experience with the federal government at OPIC and service as a member of other boards and board committees provide him with strong insight. His strategic mindset and broad understanding of the Company provides important perspectives for the Board.

Principal occupation or employment:

◾

Chairman of Mosbacher Energy Company

Current public company directorships:

◾

None

Previous public company directorships held in the past five years:

◾

None

Certain other directorships:

◾

U.S. International Development Finance Corporation

◾

National Archives Foundation (Vice President)

Devon Board Service ◾ Audit ◾ Safety, Operations, and Resource	Brent Smolik	AGE: 65 | DIRECTOR SINCE: 2025

Brent Smolik joined the board of directors in October 2025. He has over 40 years of experience in the oil and gas industry in both the upstream and midstream sectors, including senior executive leadership roles at Noble Energy Corporation, Noble Midstream Partners LP, EP Energy Corporation, El Paso Corporation, ConocoPhillips and Burlington Resources, Inc. He most recently served as president and chief operating officer at Noble Energy until his retirement following the company’s merger with Chevron in 2020. Smolik was also the president, CEO and chairman of the board of EP Energy Corporation. He previously served on the boards of Marathon Oil Corporation, Noble Midstream Partners LP, Cameron International and Encino Acquisition Partners. Smolik holds a bachelor’s degree in petroleum engineering from Texas A&M University.

Qualifications

Mr. Smolik brings to the board his significant leadership, operational and technical experience in the global oil and gas industry and competencies in strategy, execution and risk management. His perspective contributes to the overall performance of the board, including insights on governance, governmental affairs and regulatory matters.

Principal occupation or employment:

◾

Former President and Chief Operating Officer of Noble Energy Corporation

Current public company directorships:

◾

None

Previous public company directorships held in the past five years:

◾

Marathon Oil Corporation (NYSE: MRO)

◾

Noble Energy Corporation (Nasdaq: NBL)

◾

Noble Midstream Partners LP (Nasdaq: NBLX)

Certain other directorships:

◾

Previously served on the board of Encino Acquisition Partners until its acquisition by EOG in 2025

Devon Board Service ◾ Chair, Audit ◾ Safety, Operations, and Resource	Valerie M. Williams	AGE: 69 | DIRECTOR SINCE: 2021

Valerie M. Williams joined the board of directors in January 2021 following Devon’s merger with WPX. Williams became a member of WPX’s board of directors in 2018. Williams is a member of the board of directors of Omnicom Group, Inc., a global advertising and public relations firm, where she serves on the audit and finance committees. She is also a member of the board of directors of DTE Energy, an electric and natural gas utility, where she serves as chair of its audit committee and as a member of the corporate governance committee and the public policy and responsibilities committee. Williams is also a member of the independent board of trustees of Franklin Templeton funds, where she serves on the audit committee and nominating and governance committee of some of its open-end funds. Williams began her career with Ernst & Young LLP in 1981 and has over 35 years of audit and public accounting experience serving numerous global companies. Prior to her retirement in 2016, Williams most recently served as the firm’s assurance managing partner for the southwest region, a position she assumed in 2006. She held several senior leadership positions at Ernst & Young and also served on several strategic committees, including the firm’s partner advisory council, inclusiveness council, audit innovation task force, and the diversity task force. She received a bachelor’s degree from the University of North Texas and a master’s in business administration from the University of Houston.

Qualifications

Ms. Williams brings to the Board her significant financial reporting expertise developed through 35 years of audit and public accounting experience serving numerous global and multi-location companies, including companies in the energy and technology sectors. She has strong leadership skills and experience with accounting and financial reporting matters at complex organizations. She has been designated an “audit committee financial expert” by Devon’s Board.

Principal occupation or employment:

◾

Former assurance managing partner for the southwest region at Ernst & Young LLP

Current public company directorships:

◾

DTE Energy. Serves on the audit committee (chair), corporate governance committee, and public policy and responsibilities committee

◾

Omnicom Group, Inc. Serves on the audit and finance committees

◾

Franklin Templeton Funds (independent board of trustees). Serves on the audit committee and the nomination and governance committee of certain open-end funds

Previous public company directorships held in the past five years:

◾

None

Certain other directorships:

◾

Previously served on WPX’s board of directors and its audit committee

Director Skills and Experience

The Board is committed to including members with varying perspective, experience, and expertise that align with our business strategy. Our Directors, individually and as a group, have skills and experiences that are highly relevant for an upstream energy company like Devon.

      FUNDAMENTAL SKILLS AND EXPERIENCES OF OUR BOARD INCLUDE STRENGTHS IN THE AREAS OF:

◾	Service in senior leadership at a substantial business enterprise;
◾	Experience with operations, development, or other principal functions of an energy company;
◾	Effective communication skills, especially concerning strategy and analytical decision-making;
◾	Acumen in the area of financial statements, cash flows, and other financial and accounting matters; and
◾	Prior service on the board of a public company.

The matrix below highlights each Director’s individual strengths and focuses that he or she may contribute to the Board as a whole. The absence of a “mark” for a particular skill or experience does not indicate that a Director is unable to contribute to the decision-making process in that area.

Directors
	Baumann	Bethancourt	Fox	Gaspar	Kelly	Kindick	Kurz	Mears	Mosbacher	Smolik	Williams
Background
Age*	70	74	49	54	53	71	64	63	74	65	69
Tenure (years)*	12	12	7	1	3	5	5	3	17	<1	5
Independent Director*
Key Skills and Experience
Human Capital Mgt./ Compensation
Engineering Education/ Experience
Finance/Capital Allocation
M&A/Strategic Experience
Regulatory/Policy Matters
Technology or Cybersecurity
Environmental Matters and Safety
Risk Management
Investment Mgt./ Stewardship
Marketing/ Energy-Related Infrastructure

Denotes various areas of key skills and experience.

*	As of the date of this filing.

Executive Officers

Information about our executive officers is set forth below. Information concerning Clay M. Gaspar, our President and Chief Executive Officer, is set forth above under the caption “Board of Directors”.

Dennis C. Cameron	Executive Vice President and General Counsel

Mr. Cameron, 63, was appointed executive vice president and general counsel in January 2021 following Devon’s merger with WPX Energy. He is responsible for Devon’s legal, public and government affairs, and records management functions. Cameron most recently served as executive vice president and general counsel of WPX Energy. He joined WPX in 2012, previously serving as senior vice president and general counsel, vice president and deputy general counsel and assistant general counsel. Cameron has over 25 years of legal experience. He began his career in 1987 at GableGotwals, a private, full-service firm he was with until joining WPX. Cameron is a member of the Oklahoma, Texas, Tulsa County and American Bar associations, as well as The Foundation for Natural Resources and Energy Law. He holds a bachelor’s degree in mechanical engineering and a law degree, both from the University of Oklahoma.

Tana K. Cashion	Executive Vice President Human Resources and Administration

Ms. Cashion, 54, was appointed to the position of executive vice president of human resources and administration in February 2022. Cashion is responsible for Devon’s human resources function and multiple administrative areas including physical security, facilities and real estate, aviation, community relations, internal communications, and corporate services. Cashion joined Devon in 2005 and has held roles of increasing responsibility, including vice president of human resources and most recently, senior vice president of human resources and administration. Before joining Devon, Cashion worked in the retail, wholesale, and tourism industries. She has a bachelor’s degree in political science from Pepperdine University and a master’s degree in business administration from the University of Oklahoma.

Thomas Hellman	Senior Vice President E&P Operations

Mr. Hellman, 58, was appointed senior vice president E&P operations, in January 2025. He oversees Devon’s drilling and completions, supply chain, EHS and measurement, and integrated subsurface functions. Prior to joining Devon in 2025, Hellman served as vice president, operations (Permian and Oklahoma) at Marathon Oil Corporation from 2020 until shortly following the closing of the company’s acquisition by ConocoPhillips in late 2024. In his most recent role at Marathon, Hellman was responsible for assets in New Mexico, North Texas, and Oklahoma. Prior to that role, Hellman served in various operational leadership roles at Marathon, including region vice president (Oklahoma) from 2018 to 2020 and region vice president (Permian) from 2017 to 2018. Before joining Marathon, Hellman was vice president, drilling and completions at WPX Energy from 2015 to 2017. Earlier in his career, he worked at Apache (APA Corporation), BP, NSI Technologies, and Amoco in various technical and leadership roles. Hellman holds a bachelor’s of science degree in petroleum engineering from the University of Alberta.

Robert F. (Trey) Lowe III	Senior Vice President and Chief Technology Officer

Mr. Lowe, 50, was appointed to the position of senior vice president and chief technology officer in February 2025. Lowe is responsible for Devon’s technology, digital security, project management and energy ventures functions. Lowe joined Devon in 2005 and has held roles in technical and leadership positions with responsibilities spanning U.S. and international operations. Most recently, he was vice president and chief technology officer. Before joining Devon, Lowe worked for Schlumberger in technical roles in the U.S. and Norway. He is a past distinguished lecturer for the Society of Petroleum Engineers. Lowe serves on the board of directors of Fervo Energy, which is focused on developing next-generation geothermal power. Lowe holds a bachelor’s degree in chemical engineering from Oklahoma State University.

John D. Raines	Senior Vice President E&P Asset Management

Mr. Raines, 43, was appointed senior vice president E&P asset management in February 2025. He oversees Devon’s business units and land and regulatory functions. Raines joined the Company in 2005 and has served in various roles of increasing responsibility. He most recently served as Devon’s vice president, Delaware Basin business unit, a position he assumed in 2022. Prior to that position, Raines was vice president, Delaware Basin (North) from 2021 to 2022 and, prior to Devon’s merger with WPX Energy, Inc., vice president, Delaware Basin from 2017 to 2021 and Vice President, Rockies from 2016 to 2017. Raines has also served in various operational roles at the Company, including as vice president, land and regulatory, and in Devon’s energy marketing and business development groups. He holds a bachelor’s degree in energy management and finance from the University of Oklahoma and a law degree from Oklahoma City University.

Jeffrey L. Ritenour	Executive Vice President and Chief Financial Officer

Mr. Ritenour, 52, was appointed to the position of executive vice president and chief financial officer in April 2017. Ritenour is responsible for Devon’s corporate finance, treasury, planning, reserves, accounting, tax, internal audit, investor relations, marketing, and business development functions. He has been with Devon since 2001, serving in various leadership roles, most recently as senior vice president of corporate finance, investor relations and treasury. Before joining Devon, Ritenour was with Ernst & Young in Dallas. Mr. Ritenour serves on the board of directors of WaterBridge Infrastructure LLC (NYSE: WBI), a pure-play water infrastructure company. Devon owns a minority interest in WaterBridge. He holds a bachelor’s degree in accounting and a master’s degree in business administration, both from the University of Oklahoma.

There are no family relationships among any of the directors or executive officers of the Company.

Code of Ethics

The Company has adopted (i) a Code of Business Conduct and Ethics applicable to all of our directors, officers, and employees and (ii) a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and designated Principal Accounting Officer. Each Code is available on our website at https://www.devonenergy.com/sustainability/governance and in print to any stockholder upon request submitted to our Corporate Secretary at 333 W. Sheridan Avenue, Oklahoma City, Oklahoma 73102 or by email to CorporateSecretary@dvn.com. In the event of any amendment to or waiver from either Code requiring disclosure, the Company intends to post such amendment or waiver on our website.

Material Changes to Procedures for Nominating Directors

Not applicable.

Committees of the Board of Directors

The Board has five standing Committees: Audit; Compensation; Dividend; Governance, Environmental, and Public Policy; and Safety, Operations, and Resource. The Charters for our Committees are available on the Company’s website at https://www.devonenergy.com/sustainability/governance/corporate-governance.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently comprised of five independent Directors: Valerie M. Williams (Chair), Gennifer F. Kelly, Karl Kurz, Michael N. Mears, and Brent Smolik. The Board and the Audit Committee believe that the Audit Committee’s current membership satisfies the rules of the NYSE and the SEC that govern audit committee composition, including the requirement that all audit committee members be independent, as that term is defined under the listing standards of the NYSE, and the requirement that at least one member of the Audit Committee is a financial expert. The Board has determined that Valerie M. Williams is an audit committee financial expert (as defined by SEC regulations) and, in accordance with NYSE listing standards, that all members of the Audit Committee are financially literate.

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the preparation of the financial statements and the establishment and maintenance of the system of internal controls. This system is designed to provide reasonable assurance regarding the achievement of objectives in the areas of reliability of financial reporting, effectiveness and efficiency of operations, and compliance with applicable laws and regulations.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Devon’s Directors, officers, and 10% stockholders file with the SEC reports concerning their ownership, and changes in their ownership, of Devon equity securities. Based solely upon a review of Forms 3, 4, and 5, and amendments thereto, furnished to us during and with respect to our most recently completed fiscal year, and any written representations of reporting persons, we believe the reporting persons timely filed all reports required by Section 16(a) during 2025, except that, on January 29, 2026, a Form 4 was filed on behalf of Dennis C. Cameron to report the gift of 5,400 shares of Devon common stock. The gift occurred on December 8, 2022, and was inadvertently not reported at that time.

Insider Trading Policy and Hedging and Pledging Guidelines

The Company has adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of its securities by its directors, officers, and employees, and the Company itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations and the exchange listing standards applicable to the Company. Among other things, our Insider Trading Policy prohibits trading while in possession of material nonpublic information (other than pursuant to a qualified Rule 10b5-1 Plan) and provides for certain blackout periods and preclearance procedures for Devon’s Directors, executive officers, and certain other designated employees, as well as other related policies and procedures.

The Insider Trading Policy also prohibits Devon’s Directors, officers, and employees from trading in Devon securities on a short-term basis, entering short sales, and buying or selling puts, calls, or similar instruments. In addition, the Insider Trading Policy discourages Devon’s Directors, officers, and employees from placing standing or limit orders and prohibits Directors and executive officers from pledging or hedging Devon securities, buying Devon securities on margin, or holding Devon securities in a margin account. The hedging prohibition covers any transaction that is designed to hedge or offset any decrease in the market value of Devon securities, including, but not limited to, prepaid variable forward contracts, equity swaps, collars, and exchange funds.

The Company’s Insider Trading Policy is filed as Exhibit 19 to the Original Filing.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Purpose of Compensation Discussion and Analysis

This Compensation Discussion and Analysis (CD&A) outlines Devon’s compensation philosophy and describes the material components of the Company’s executive compensation program for its named executive officers (NEOs). This CD&A also summarizes decisions the Compensation Committee of the Board of Directors (the Committee) made under the program for 2025. Additional information about the compensation of the NEOs is provided in the 2025 Summary Compensation Table and other tables that follow this CD&A.

Because this CD&A discusses executive compensation programs for 2025, it does not address the potential changes arising from the Agreement and Plan of Merger between Devon and Coterra Energy Inc., dated as of February 1, 2026 (the “Merger”). For more information on the Merger, please see Devon’s Form 8-K, filed on February 1, 2026.

Named Executive Officers

The NEOs for 2025 are the following individuals:

Executive	Position
Clay M. Gaspar	President and Chief Executive Officer
Jeffrey L. Ritenour	Executive Vice President and Chief Financial Officer
Dennis C. Cameron	Executive Vice President and General Counsel
Tana K. Cashion	Executive Vice President Human Resources and Administration
John D. Raines	Senior Vice President E&P Asset Management
Richard E. Muncrief	Former President and Chief Executive Officer
David G. Harris	Former Executive Vice President and Chief Corporate Development Officer

On March 1, 2025, Richard E. Muncrief retired from the position of President and Chief Executive Officer and member of the Board of the Company after a long and impactful career in the energy industry. Effective immediately upon Mr. Muncrief’s retirement, Clay Gaspar, previously Devon’s Executive Vice President and Chief Operating Officer, succeeded Mr. Muncrief as President and Chief Executive Officer and as a member of the Board.

In the first quarter of 2025, the Company made additional updates to its executive leadership team by eliminating the EVP and Chief Operating Officer position previously held by Mr. Gaspar and the EVP and Chief Corporate Development Officer position held by Mr. Harris before his departure from the Company. Additionally, three Senior Vice President positions were added to the executive leadership team. Information on the 2025 executive team can be found on page 12. These changes brought additional expertise to the team and increased its size from six members in 2024 to seven in 2025. As shown in the table below, the changes also lowered the annual target total direct compensation (“TTDC,” the sum of salary, annual cash incentive target, and LTI target) of the team by almost $7.4 million.

	TTDC	TTDC
	of Executive	of Executive
	Positions as of	Positions as of
Position	12/31/24[1,2,3]	3/1/25[1,2,4]	Reduction[1]
President and Chief Executive Officer	$13,370	$10,300	$3,070
Executive Vice Presidents	$22,069	$11,556	$10,513
Senior Vice Presidents	$0	$6,214	$(6,214)
Total	$35,439	$28,070	$7,369

1
Dollar amounts shown in thousands.
2
The TTDC for Mr. Muncrief in 2024 was comprised of a $1,300,000 annual salary, a 140% annual cash incentive target, and a $10,250,000 LTI target. The TTDC for Mr. Gaspar upon his promotion into the role of President and Chief Executive Officer was comprised of a $1,000,000 annual salary, a 130% annual cash incentive, and a $8,000,000 LTI target.
3
As of December 31, 2024, the Executive Leadership team was comprised of the following: President and Chief Executive Officer, Richard E. Muncrief; Executive Vice President and Chief Financial Officer, Jeffrey L. Ritenour; Executive Vice President and Chief Operating Officer, Clay M. Gaspar; Executive Vice President and Chief Corporate Development Officer, David G. Harris; Executive Vice President and General Counsel, Dennis C. Cameron; and Executive Vice President Human Resources and Administration, Tana K. Cashion.
4
As of March 1, 2025, the Executive Leadership team was comprised of the following: President and Chief Executive Officer, Clay M. Gaspar; Executive Vice President and Chief Financial Officer, Jeffrey L. Ritenour; Executive Vice President and General Counsel, Dennis C. Cameron; Executive Vice President Human Resources and Administration, Tana K. Cashion; Senior Vice President E&P Asset Management, John D. Raines; Senior Vice President E&P Operations, Thomas Hellman; and Senior Vice President and Chief Technology Officer, Robert F. (Trey) Lowe III.

For a portion of 2025, Messrs. Muncrief and Harris served as President and Chief Executive Officer and Executive Vice President and Chief Corporate Development Officer, respectively. SEC rules require Devon to include them as NEOs in this CD&A. The Summary Compensation Table and other tables that follow this CD&A reflect the 2025 compensation for Messrs. Muncrief and Harris prior to their respective departures from the Company and the severance package Mr. Harris received upon his departure. Messrs. Muncrief and Harris were not included in the Committee’s year-end performance and pay decision-making processes. Therefore, minimal references are made to Messrs. Muncrief and Harris in this CD&A.

Executive Summary

Compensation Philosophy and Objectives

Devon was founded in 1971 and has been publicly held since 1988. Since 2010, the Company has successfully transitioned to a liquids-rich (oil and natural gas liquids), higher-margin, onshore North American production base and continues to transform its organizational structures and processes to allocate capital investments to the Company’s most promising assets. Devon is committed to delivering strong returns on its investments through a dynamic culture focused on innovation, safety, operational excellence, environmental stewardship, and social responsibility. The Company focuses on delivering a consistently competitive shareholder return by executing on its strategic priorities emphasizing operating excellence, advantaged asset portfolio, maintaining financial strength and flexibility, delivering value to shareholders, and cultivating a culture of innovation and results. Devon also maintains a strong commitment to financial strength and flexibility through all commodity price cycles, as reflected in the Company’s investment grade credit ratings.

The success of Devon’s strategy is founded on a pay-for-performance compensation philosophy intended to motivate near-term operational and financial success as well as long-term stockholder value creation. As discussed throughout this CD&A, the Committee utilizes a range of quantitative and strategic measures to evaluate performance, evolving the measures as appropriate. Additionally, the Committee considers Devon’s size and scope relative to its peer group when setting compensation. Overall, an executive officer’s total compensation is weighted in favor of long-term incentives to emphasize value creation and stockholder alignment.

        THE OBJECTIVES OF DEVON’S COMPENSATION PROGRAM ARE TO:

◾	motivate and reward executives to drive and achieve the Company’s goal of increasing stockholder value;
◾	allocate incentives for the achievement of near-term and long-term objectives, in a manner that motivates executives to take measured and appropriate risk; and
◾	attract and retain highly trained, experienced, and committed executives who have the skills, education, business acumen, and background to create value in a large and diversified oil and gas business.

The primary components of Devon’s executive compensation program are base salary, an annual cash incentive, and long-term incentives (LTI). The Committee generally targets each component, as well as the aggregate of the components, at approximately the 50th percentile of the Company’s peer group.

Individual compensation levels may vary from these targets based on performance, expertise, experience, responsibilities, or other factors unique to the individual’s role within the Company. In recognition that 2025 was the first year during which Mr. Gaspar would serve as Devon’s President and CEO, the Committee set his 2025 compensation, specifically his base salary, target annual cash incentive percentage, and LTI grant, well below the 50th percentile of the Company’s peer CEOs. At the time of setting Mr. Gaspar’s 2025 compensation, the Committee indicated its desire to move Mr. Gaspar’s compensation towards the 50th percentile of the Company’s peer group over the next few years.

The Committee also provides retirement and other benefits typical for Devon’s peer group.

2025 Company Performance Highlights and the Impact on Compensation

In 2025, Devon marked its 54th anniversary in the oil and gas business and its 37th year as a public company. Devon’s portfolio is currently focused in four core areas: the Delaware Basin, Rockies, Eagle Ford, and Anadarko Basin. In 2024, the Company acquired the Williston Basin business of Grayson Mill Intermediate HoldCo II, LLC and Grayson Mill Intermediate HoldCo III, LLC (together, Grayson Mill), which expanded Devon’s oil production and operating scale and created immediate and long-term sustainable value to shareholders. In April 2025, Devon announced its business optimization plan targeting $1.0 billion in annual pre-tax free cash flow improvements by the end of 2026 through enhanced capital efficiency, production optimization, commercial improvements, and corporate cost reductions. The Company achieved approximately 85% of these improvements through 2025, with the remainder anticipated to be realized by year-end 2026. During 2025, commodity prices experienced heightened volatility and declines. However, the actions taken by the executives during the year led the Company to exceed its 2025 goals on most of its target metrics due, in part, to operational outperformance, capital efficiency gains, and the positive contributions from Devon’s Grayson Mill acquisition.

      THE COMPANY’S ACCOMPLISHMENTS IN 2025 ARE ILLUSTRATED BY THE FOLLOWING HIGHLIGHTS:

Operational and financial achievements

◾
the Company exited 2025 with $4.4 billion of liquidity, including $1.4 billion of cash;
◾
Devon generated $6.7 billion of operating cash flow in 2025;
◾
the 2025 earnings attributable to Devon were $2.6 billion, or $4.17 per diluted share;
◾
the 2025 core earnings (Non-GAAP) attributable to Devon were $2.5 billion, or $3.92 per diluted share;[1]
◾
Devon’s 2025 oil production totaled 389 MBbls/d, a 12% increase year-over-year;
◾
Devon completed the acquisition of outstanding noncontrolling interests in Cotton Draw Midstream, L.L.C. for $260 million;
◾
Devon received $545 million of cash proceeds from the sale of property and investments, including $409 million related to the sale of its investment in Matterhorn Express Pipeline, LLC;
◾
through 2025, Devon achieved approximately 85% of its $1.0 billion business optimization plan;
◾
the Company retired $485 million of senior notes in 2025; and
◾
the Company completed approximately 88% of its authorized $5.0 billion share repurchase program, with approximately 100 million of its common shares repurchased for approximately $4.4 billion, or $44.02 per share, since the inception of the plan.

1 and CEO. 2
1.Please refer to the non-GAAP disclosures included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing for additional information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.

Stock Performance

◾
For the one, three, and five-year periods ending on December 31, 2025, Devon’s TSR was 15.0%, -33.2%, and 192.5%, respectively;
◾
Devon’s TSR for the one-year period ending on December 31, 2025 was the second highest TSR of the peer companies and indices used for comparison, and was only second to the S&P 500 Index; and
◾
Devon paid fixed dividends of approximately $619 million in 2025.

Response to Stockholder Feedback

Devon conducts investor outreach throughout each year to ensure that management and the Board understand issues that matter to Devon’s stockholders. Approximately 95%, 93%, and 94% of the shares voted at Devon’s 2022, 2023, and 2024 annual meetings, respectively, were voted in favor of the Company’s proposal for its executive compensation program.

Last year, ISS recommended that the Company’s stockholders vote against the executive compensation proposal. Prior to Devon’s 2025 Annual Meeting, the Company engaged with stockholders to discuss its 2024 executive compensation program and the concerns addressed by ISS. Despite this outreach effort, approximately 64.5% of the shares voted at Devon’s 2025 annual meeting were voted in favor of the Company’s proposal for executive compensation. This outcome was significantly below the strong support that Devon received in prior years, as shown in the paragraph above.

Following the Company’s 2025 annual meeting, Devon continued the dialog on its executive compensation program with stockholders. As a result of this outreach, combined with the Company’s typical outreach on a broad array of topics, Devon had interactions with approximately 550 investors or their representatives. Because the favorable margin for Devon’s executive compensation program was less than in prior years, Devon specifically asked stockholders about their proxy voting policies and preferences regarding delivery of executive compensation in general and those covering short-term incentive (STI) goals and share denomination of long-term incentive (LTI) grants. Devon reviews the feedback results from its investors and implements changes, as appropriate.

The table below addresses specific feedback garnered from stockholders including responses to potential concerns raised by proxy advisors.

Summary of Proxy Advisor and Stockholder Feedback	How Devon is Responding

Proxy advisors raised concerns that some financial targets used for awarding annual cash incentives were set lower than the prior year’s actual results. When asked about the lower targets, stockholders generally did not express this same concern, noting that the impacts of commodity price volatility can cause goals to fluctuate year-over-year. Several Devon stockholders suggested providing enhanced disclosure about how goals are set to clarify this context.

Devon enhanced its disclosure on goal setting to specifically address the impact of commodity price volatility. This information can be found on page 21.
Some stockholders indicated a preference for an increased percentage of performance-based LTI in the CEO’s annual grant.

For the CEO's 2026 annual grant, the Committee introduced a peer-leading adjustment to the LTI, increasing the performance-based PSU component from 60% to 67% while reducing the time-based RSA component from 40% to 33%. See page 25 for additional details.

Regarding the financial goals included in Devon’s performance scorecard, stockholders generally indicated that the categories of measures were appropriate, but encouraged the Company to further analyze prevailing industry practices for scorecard composition.

Devon performed peer research and made adjustments to the goals and their weighting for the 2026 Company performance scorecard. The composition of the 2026 company performance score card is disclosed on page 25.

Proxy advisors expressed concern about Devon’s practice of determining LTI share awards by dividing the approved grant value by grant date fair market value, citing the potential for a hypothetical windfall. Although stockholders did not express this concern, Devon decided to perform a review of the concern.

Devon reviewed the concern and determined no changes were necessary. The table below demonstrates that the average number of shares granted decreased on average by 38% during the years 2021-2025 compared to the number of shares granted in 2020. In each year, the number of shares granted was based on a fixed proposed grant value and the grant became effective on February 10.

							2021-25
Year	2020	2021	2022	2023	2024	2025	Average
Grant Date Fair Market Value per Share	$22.54	$19.73	$52.22	$63.54	$42.24	$34.26	$42.40
Shares Granted per $10,000 of Approved Grant Value	444	507	192	158	237	292	277
Difference in Shares Granted from 2020 Grant		+14%	-57%	-64%	-47%	-34%	-38%

What Devon Does and Doesn’t Do

Good Compensation Governance Practiced by Devon

Award Performance-Based LTI — The Company awards 60% of NEO LTI in the form of PSUs tied to TSR. For the CEO's 2026 annual grant, the Committee introduced a peer-leading adjustment to the LTI, increasing the performance-based PSU component from 60% to 67% while reducing the time-based RSA component from 40% to 33%. A 100% of target payout on PSUs requires TSR that exceeds the peer group median, and payout on PSUs of more than 100% of target requires positive TSR for the performance period.

Utilize a Quantitative Process for Annual Cash Incentives — The goals and their weightings, thresholds, and maximums are determined at the beginning of the year and the Company may make appropriate adjustments to reflect material transactions or events that occur during the year. At the end of the year, the Committee evaluates performance on the goals, assigning each a score between 0% and 200%. The total performance score is determined by multiplying each goal’s score by its weighting and aggregating the weighted scores.

Tie Realizable Pay Opportunities to Company Performance — The Committee regularly reviews the realizable pay of the President and CEO and other executive officers in light of Company performance. This has resulted in pay that aligns with Company performance.

Require Executives to Hold Devon Stock — Board-adopted guidelines establish minimum stock ownership levels for the executive officers.

Provide for Clawback of Compensation — Pursuant to a Board-adopted policy aligned with requirements under Dodd-Frank legislation and NYSE listing standards, the Company must claw back excess executive incentive compensation if the financial or operational measures on which they are based are later subject to restatement.

Dialog to Promote Continuous Improvement — On an annual basis, the Committee conducts in-depth, confidential, one-on-one interviews with each executive officer, which is a highly effective tool in the Committee’s oversight.

Controversial Compensation Governance Not Practiced by Devon

Enter into Egregious Employment Agreements — The Company does not enter into contracts containing multi-year guarantees of salary increases or non-performance-based bonuses or equity compensation.

Allow Excessive Severance Benefits and/or Liberal Change-in-Control Payments — Employment and Severance agreements do not provide for cash payments that exceed three times base salary plus target/average/last paid annual cash incentive; do not contain liberal change-in-control definitions; and, do not provide severance payments without job loss (i.e., no “single trigger” cash severance or equity vesting solely with a change-in-control).

Allow Risky Transactions in the Company’s Stock — Company policy prohibits the executives from engaging in short-term or speculative transactions or hedging or pledging Devon’s common stock.

Reprice or Replace Underwater Options — The Company does not reprice or replace underwater stock options. The Company has not granted stock options since 2012 and there are no stock options outstanding.

Permit Abusive Perquisites Practices — Perquisites made available to the executives are limited and typical for the industry.

Elements of 2025 Compensation

Overview of 2025 Pay Decisions

The majority of the Company’s overall executive compensation is delivered through annual cash incentives and LTI awards, each of which correlate with Company performance. The Committee considered incentive compensation for 2025 at two different times. At the January 2025 meeting, the Committee considered 2025 LTI grants and salary increases. At the Committee’s January 2026 meeting, the Committee considered and calculated the earned amounts of 2025 annual cash incentives.

As illustrated below, compensation decisions made by the Committee resulted in awards heavily weighted toward TSR and achievement of other 2025 Company performance measures. Approximately 90% of the value of total direct compensation awarded to the President and CEO, and an average of approximately 84% of the value of total direct compensation awarded to the other NEOs, was delivered through annual cash incentives and LTI.

Each year, the Committee refers to the following factors in considering any compensation decisions for the NEOs:

◾
Company performance in relation to goals pre-approved by the Board, including the Company’s TSR performance as compared to peers;
◾
Each NEO’s individual performance during the year, including the performance of the business or organizational unit for which the officer is responsible;
◾
Devon’s pay-for-performance compensation philosophy and objectives (see section titled “Compensation Philosophy & Objectives” on page 16);
◾
Input from the Compensation Consultant (see section titled “Role of the Compensation Consultant” on page 25 for additional information);
◾
Feedback from Proxy Advisors and Stockholders (see section titled “Summary of Proxy Advisor and Stockholder Feedback” on page 18 for additional information);
◾
The Committee’s review of competitive market data provided by the Compensation Consultant; and
◾
The President and CEO’s recommendations with respect to the compensation of the other NEOs.

The Committee regularly reviews the above-listed factors when considering compensation decisions and from time-to-time changes or supplements its analysis with other factors.

Base Salary

Base salary typically represents a smaller portion of total executive compensation than the combination of long-term incentives and annual cash incentives, which vary year-to-year based on performance. Competitive salaries, however, are vital to ensuring that the Company attracts and retains executives who have a combination of business acumen, significant industry experience, and length of service with the Company. In evaluating salary levels each year, the Committee generally considers the following factors:

◾	the competitive position of the executive’s base salary compared to similarly situated executives at Devon’s peer companies, as set forth on page 26;
◾	the scope of responsibility, experience, and tenure of the executive and the executive’s potential to take on greater or different responsibilities; and
◾	the Company’s cost structure.

Based on the foregoing considerations, the Committee approved salary increases for Ms. Cashion and Messrs. Gaspar, Ritenour, Cameron, and Raines at its January 2025 meetings. The Summary Compensation Table’s entries for “Salary” reflect the base salary received by the NEOs during 2025 from Devon. Those entries may be different than the rates listed below due to salary changes taking effect after the start of 2025.

		2025 Annual Salary
	Annual Salary	Rate Set at
	Rate in Effect	January	%
Executive	12/31/24[1]	Meetings[1,2,3]	Change
Clay M. Gaspar	$707.5	$1,000.0	41.3%
Jeffrey L. Ritenour	$707.5	$735.8	4.0%
Dennis C. Cameron	$624.0	$661.4	6.0%
Tana K. Cashion	$468.0	$482.0	3.0%
John D. Raines	$416.4	$475.0	14.1%

1
Dollar amounts shown in thousands.
2
These 2025 annual salary rates took effect on February 8, 2025 for all executives above except Mr. Gaspar, whose 2025 rate took effect March 1, 2025 upon his appointment as President and CEO.
3
The annual salary increase of Mr. Raines occurred with his promotion from Vice President to Senior Vice President.

Annual Cash Incentives

In awarding annual cash incentives, the Committee uses a formula that establishes a target for each NEO based on a percentage of his or her base salary. In establishing targets, the Committee considers industry benchmarks for the relevant officer position as well as the scope of responsibility associated with the position. For 2025, targets for NEOs ranged from 75% to 130% of base salary rate, which is consistent with the range of the company executives of Devon’s peers as set forth on page 26.

Annual cash incentive payouts depend on the Company’s performance in relation to the structured and measurable goals approved by the Board at the beginning of the year, as well as the individual executive’s contributions to the achievement of those goals. The goals were selected because they are critical to the Company’s near-term performance, its prospects for sustainable growth in returns, and the creation of long-term value for the Company and its stockholders.

The table below provides detail on the Company’s performance on the goals set for 2025. As reflected in the table, the Board assigns a separate weighting to each performance measure to reflect the relative importance of the measure for the year. The Committee aggregates the weighted performance score for each measure to arrive at an overall Company performance score. In setting each measure’s threshold, target, and maximum, the Committee considers the following items.

◾	The Company’s performance on similar measures during the prior year, if applicable
◾	The Company’s annual operating and capital plan and budget
◾	The outlook for commodity prices as indicated by the Strip, a publicly available sequence of monthly commodity contracts for the upcoming year
◾	Other relevant measures, including macroeconomic conditions

Additional information about 2025 goal setting can be found after the table below.

							Weighted
Measure	Threshold	Target	Maximum	Outcome	Weight	Score[5]	Score
Free Cash Flow[1] ($, Millions)	$1,750	$2,500	$3,500	$2,560	25%	106%	26.50%
Cash Return on Capital Employed[1,2] (CROCE)	21%	31%	41%	30.7%	25%	99%	24.75%
Total Capital Expenditures[1] ($, Millions)	$4,130	$3,935	$3,540	$3,638	10%	175%	17.50%
Total Oil and Gas Production (MBOE/day)	782	823	905	840	10%	121%	12.10%
Health & Safety[3]	See Footnote 3				15%	100%	15.00%
Environmental Performance[4]	See Footnote 4				15%	188%	28.20%
2025 Company Performance Score[6]	See Footnotes 5 and 6						124%

1
The financial results considered by the Committee when determining the annual cash incentives were based on the Company’s best reasonable estimates available at that time. Although the actual results varied from such estimates in certain instances, none of the variances were material in amount or significance. These financial measures are not calculated in accordance with GAAP. Please refer to Appendix A for additional information regarding these financial measures, including reconciliations to their most directly comparable GAAP measure.
2
CROCE is a capital returns measure. A reconciliation of this goal to the Company’s financial statements can be found in Appendix A.
3
The Company’s “Health and Safety” goal is comprised of (i) SIF (Serious Incident & Fatality) Actual Rate Reduction (90% of total), which included a goal to reduce the SIF Actual Rate from the 2024 outcome, and (ii) Utilization of SIF Learnings, which included a goal to elevate SIF learnings and implement process improvements from the 2024 levels (10% of total). The 2025 target for the Actual Rate Reduction was a reduction from the 2024 outcome to .016 per 200,000 hours worked, which resulted in a score of 100% target score. The Utilization of SIF Learnings, a continuous performance measure, generated a score of 100%. The total score for the “Health and Safety” goal, when sub-measures (i) and (ii) were weighted and combined, was 100%.
4
The “Environmental Performance” Goal consisted of (i) Methane Emissions Detection (75% of total), the target for which was a reduction in methane detections intensity from the 2024 actual levels of 7.1% for production and midstream assets. The 2025 outcome was 5.3%, resulting in a score of 200% target score. The Spill Rate Reduction target (25 % of total) was a reduction of barrels spilled from the 2024 outcome of 9.72 barrels of liquid spilled. The 2025 outcome was 8.28, resulting in a score of 150% target score. The total score for the “Environmental Performance,” when sub-measures (i) and (ii) were weighted and combined, was 188%.
5
Outcomes that fall below the Threshold are scored at 0%; Outcomes between Threshold and Target are scored between 50% and 100%; Outcomes between Target and Maximum are scored between 100% and 200%; and Outcomes that exceed the Maximum are scored at 200%.
6
The sum of each measure’s weighted score was 124.05%. The Committee rounded the sum of the weighted scores down to the nearest whole percent, which resulted in the 2025 Company Performance Score of 124%.

Additional Information about Goal Setting

Devon’s Board selects performance goals that are most important to the success of the Company and sets challenging, but reasonably achievable, targets for such measures. The complexity of operating in the oil and gas exploration and production business can place several of the most notable indicators of success in tension with each other. For example, decreasing the Total Capital Expenditure goal may increase Free Cash Flow in any one year but could impair current and future oil and gas production. Conversely, increasing the Total Capital Expenditure goal may improve current and future year production, but is likely to lower current-year Free Cash Flow absent favorable commodity prices.

In any year, outcomes for Free Cash Flow and CROCE goals are heavily dependent on the prices Devon receives for the commodity products it sells, namely oil, natural gas and natural gas liquids. To set targets for these goals, Devon assumes it will sell its products at prices indicated by Strip prices prevailing at the beginning of the year. Strip prices are commonly used to represent market expectations for forward prices for a commodity and are calculated as the average of the settlement prices for futures contracts of a specified commodity (e.g., crude oil, natural gas) over a defined period. Commodity prices are inherently volatile and move based on various factors including global supply-demand balances, geopolitical risks, production or transportation cost inflation or deflation. Lower commodity prices and weaker market conditions can have a significant impact on profitability and capital return measures such as Free Cash Flow and CROCE. Accordingly, the Committee may set goals for a particular year above or below the prior year’s target and/or actual performance based on the market’s forecast for commodity prices at the beginning of that year. When setting and adjusting targets, the Committee also considers the impacts of any acquisitions and divestitures that may have occurred in the applicable year. For example, the September 2024 acquisition of Grayson Mill had an impact on goal setting for 2025, as further described in the chart below.

The chart below compares the differences between the Company’s 2025 targets to the 2024 outcomes for the following performance goals: Free Cash Flow, CROCE, Total Capital Expenditures, and Total Oil and Gas Production. The targets for the last two goals, Health & Safety and Environmental Performance, are generally set as percentage improvements year-over-year and therefore are not included in the table below.

	2025	2024
Measure	Target	Outcome[1]
Free Cash Flow ($, Millions)	$2,500	$2,943
Changes between Devon’s 2025 Target and 2024 Outcome:

The 2025 free cash flow target was set lower than the 2024 outcome because commodity price forecasts for oil and natural gas liquids, which account for over 90% of Devon's sales, were projected to be between 6 to 10% lower in 2025 compared to prices actually realized in 2024. This equated to $1B in lost revenue when applying lower forecasted 2025 prices to Devon’s 2025 forecasted production volumes, leading to a lower Free Cash Flow target for the year.

Cash Return on Capital Employed (CROCE)	31%	36%
Changes between Devon’s 2025 Target and 2024 Outcome:

The 2025 CROCE target was lowered from the 2024 outcome based upon the dynamics of the CROCE calculation. The numerator of the CROCE calculation is Cash Flow before Balance Sheet Changes, which was forecasted to be down due to the lower commodity price expectations noted above. The denominator of the CROCE calculation is the average of beginning and end of year Capital Employed, which increased in 2025 due to the finalized full-year inclusion of the Grayson Mill assets, as the transaction had only been included in half of the 2024 average due to the closing of the acquisition in September of 2024.

Total Capital Expenditures ($, Millions)	$3,935	$3,631
Changes between Devon’s 2025 Target and 2024 Outcome:

The 2025 Total Capital Expenditures target was increased from the 2024 outcome due to the inclusion of a full year of capital related to Grayson Mill assets, whereas 2024’s outcome only include capital expenditures related to Grayson Mill for the period after the September 2024 acquisition date.

Total Oil and Gas Production (MBOE/day)	823	737
Changes between Devon’s 2025 Target and 2024 Outcome:

The 2025 Total Oil and Gas Production target was increased from the 2024 Outcome due to the addition of MBOE produced by the Grayson Mill assets.

1.and CEO. 2.
1
Please refer to Appendix A to Devon’s Definitive Proxy Statement on Schedule 14A for the 2025 annual meeting of stockholders, filed on April 23, 2025, for additional information regarding these financial measures, including reconciliations to their most directly comparable GAAP measure.

Once the 2025 Company Performance Score was determined, the Committee determined the NEO annual incentive payment amounts as shown below. The process for determining these payments relies on pre-established performance measures and the application of set formulas to arrive at the annual cash incentive payment amounts. However, the Committee maintains the authority to adjust the amount of an executive’s payment within the range of the annual cash incentive pool (0% to 200% of target) based upon individual contributions, market conditions, or other factors. The Committee did not exercise discretion in the determination of 2025 payments to NEOs.

		Annual Cash	Company
	2025 Annual	Incentive	Performance	Annual Cash
Executive	Salary Rate[1]	Target	Score	Incentive Payments[1]
Clay M. Gaspar	$1,000.0	130%		$1,612.0
Jeffrey L. Ritenour	$735.8	90%		$821.2
Dennis C. Cameron	$661.4	80%	124%	$656.1
Tana K. Cashion	$482.0	80%		$478.1
John D. Raines	$475.0	75%		$441.8

1 Dollar amounts shown in thousands.

Please note that the Summary Compensation Table’s entries for Non-Equity Incentive Plan Compensation in 2025 reflect the annual cash incentive payments shown above.

Long-Term Incentives

A key element of Devon’s compensation program is to align pay and performance by rewarding executive officers for long-term strategic accomplishments and enhancement of long-term stockholder value through equity-based incentives that vest over an extended period of time. LTI compensation plays an essential role in attracting and retaining executive officers and aligns their interests with the long-term interests of Devon’s stockholders. As shown on page 19, LTI is the largest component of NEOs’ total direct compensation (75% for the CEO and 67% for other NEOs).

The following table describes the purpose and structure of the LTI granted to the NEOs at the Committee’s meetings to set 2025 executive compensation:

Restricted Stock Awards (RSAs)

Purpose:

Awards of RSAs foster long-term stock ownership, strengthen alignment with stockholders, and promote executive retention during the vesting period.

Additional Details:

Devon grants RSAs that vest ratably over four years, 25% on each anniversary of the grant date.

Performance Share Units (PSUs)

Purpose:

Awards of PSUs encourage executives to make decisions and take actions that promote Company performance and long-term stockholder return.

Additional Details:

◾
Executives may earn between 0% and 200% of the shares underlying the grant based on the Company’s TSR relative to peer companies[1] over a three-year performance period (for 2025 grants, January 1, 2025 through December 31, 2027).
◾
Payout will be determined as of the end of the performance period. The grid below further details the relationship between relative performance and payout levels.
◾
Executives may earn the targeted number of shares (100%) only if the Company’s TSR outperforms that of at least half of peers (6th relative position or higher).
◾
Without respect to Devon’s relative TSR position, executives may earn no more than the targeted number of shares (100%) if the Company’s TSR is negative during the performance period.

PSU Payout Schedule

Devon’s Relative TSR Position	1st	2nd	3rd	4th	5th	6th	Median	7th	8th	9th	10th	11th	12th
% of Target Shares Earned	200%	200%	175%	150%	125%	100%		88%	75%	63%	50%	0%	0%

1
The peer companies and indices used for comparison for the PSU grants were selected in January 2025 at the time the grant was approved. The peers are APA Corporation, ConocoPhillips, Coterra Energy Inc., Diamondback Energy, Inc., EOG Resources, Inc., Expand Energy Corporation, Occidental Petroleum Corporation, Ovintiv Inc., Permian Resources Corporation, the S&P 500 Index, and the SPDR® S&P® Oil & Gas Exploration & Production ETF.

At its January 2025 meetings, the Committee approved LTI grant values that were competitive with those most recently granted to similarly situated executives at peer companies. The Committee also determined that the pursuit of strategic Company goals and creation of stockholder value would again be promoted by linking 60% of the LTI awarded for the 2025 year to Company performance and 40% to long-term stock ownership, thereby strengthening the alignment between interests of executives and stockholders. Accordingly, the two types of LTI granted to NEOs were PSUs and time-based RSAs, respectively.

LTI Granted in 20251

		Target
		Performance	Restricted
Executive	Item[2]	Share Units[3]	Stock	Total
Clay M. Gaspar	Share Number	140,106	93,404	233,510
	Grant Value	$4,800	$3,200	$8,000
Jeffrey L. Ritenour	Share Number	66,550	44,367	110,917
	Grant Value	$2,280	$1,520	$3,800
Dennis C. Cameron	Share Number	45,535	30,357	75,892
	Grant Value	$1,560	$1,040	$2,600
Tana K. Cashion	Share Number	29,773	19,849	49,622
	Grant Value	$1,020	$680	$1,700
John D. Raines	Share Number	26,270	17,514	43,784
	Grant Value	$900	$600	$1,500

1
Dollar amounts shown in thousands.
2
For each NEO, the Committee first determines the total value of LTI to be awarded and then divides the total value between 60% PSUs and 40% RSAs.
3
In accordance with applicable accounting requirements, Devon uses a different valuation method in the Summary Compensation Table (a Monte Carlo simulation) for PSUs instead of the valuation specified in this table. The Monte Carlo simulation for PSUs, when valued for purposes of inclusion in the Summary Compensation Table as compensation for 2025, requires Devon to assign a higher value per unit than the closing price of the Company’s stock as of the grant approval date.

Additionally, at its January 2026 meetings, the Committee certified that the Company achieved the ninth highest TSR out of a twelve-company and Index peer group for the three-year period associated with the PSUs granted in February of 2023 with a performance period that ended December 31, 2025. Pursuant to the grant’s applicable terms and conditions, the percent of target shares paid out and deemed vested for each participant was 63%. The Committee considered this the appropriate outcome for a performance period with a TSR of -33.2% (a negative return). The Committee further noted that the PSUs were operating as designed, as evidenced by the cumulative $4.7 million decrease in value, measured by comparing grant value to value at the end of the performance period. Further information about this grant is provided in the “Outstanding Equity Awards at Fiscal Year End” table on page 34.

		Value of PSU
		on Last Day of
	2023 PSU	Performance	$	%
Executive	Grant Value[1,2]	Period[1,3]	Difference[1]	Difference
Clay M. Gaspar	$2,400	$872	$1,528
Jeffrey L. Ritenour	$2,160	$784	$1,376
Dennis C. Cameron	$1,500	$545	$955	-64%
Tana K. Cashion	$960	$349	$611
John D. Raines	$375	$136	$239
Total	$7,395	$2,686	$4,709

1
Dollar amounts shown in thousands.
2
The values shown are the grant date closing price, $63.54, multiplied by the target shares granted which were: for Mr. Gaspar, 37,772; for Mr. Ritenour, 33,995; for Mr. Cameron, 23,608; for Ms. Cashion, 15,109: and for Mr. Raines, 5,902.
3
The values shown are the performance period end date closing price, $36.63, multiplied by the 63% of target shares earned.

Devon’s PSUs are designed to strengthen pay-for-performance alignment and tie NEO compensation to measurable, multi-year performance. Prior to granting LTI for 2026, the Committee reviewed the outcome of the Company’s PSUs over a ten-year period to determine how payouts correlated with performance and ensure that the PSUs fluctuate appropriately to deliver compensation that is aligned with long-term shareholder value. During the ten-year timeframe, the general design of the grants remained the same with the award outcome being solely based on relative TSR over a three-year period, the number of peers being at least eleven, and the payout being limited by either an overall cap or requirement to only achieve an above-payout target when there is a positive TSR. As reflected below, the PSU payouts showed significant variation from grant to grant with an average percent of target paid slightly below 100% of target. The Committee determined the design of the PSUs continued to be appropriate.

Period Ending	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016	Average
% of Target Paid	63%	75%	142%	168%	200%	90%	60%	0%	80%	100%	97.8%

1 Each grant had a three-year performance period ending on the last day of the year listed.

2026 NEO Compensation

For further transparency, Devon’s Board is disclosing changes to certain aspects of its NEO compensation structure.

Based on the Board’s review of prevailing industry practices as suggested by stockholders, the Board decided to reorganize the Company performance scorecard used to determine annual cash incentive payments, incorporating four pillars of goals, each with related sub-goals. The pillars and weightings are included below:

Measure	Weight
Financial - Free Cash Flow and Cash Return on Capital Employed	30%
Operational – Total Capital, Total Production, Controllable Operating Costs	30%
Environmental & Safety	20%
Strategic Initiatives	20%

In 2026, LTI for Ms. Cashion and Messrs. Ritenour, Cameron, and Raines was again granted in the form of PSUs based on relative TSR (60%) and RSAs (40%). Based upon stockholder feedback, as discussed on page 18, Mr. Gaspar was also granted PSUs based on relative TSR and RSAs, but with a peer-leading adjustment to the LTI, increasing the performance-based PSU component from 60% to 67% while reducing the time-based RSA component from 40% to 33%.

Compensation Process Background

The Committee is responsible for and directs the process of reviewing and determining compensation for the NEOs. The Committee retains an independent Compensation Consultant for guidance and expertise during the process. The role of the Committee and the compensation consultant, which includes the development of a peer group the Committee uses for comparing the executive officers’ compensation, is further described in the following sections.

Role of the Committee

The Committee establishes the Company’s executive compensation philosophy and administers the overall executive compensation program. The Committee operates under a written charter approved by the Board, a copy of which is available at the Company’s website, www.devonenergy.com.

Every year, the Committee conducts an individual, in-depth, confidential interview with each executive officer to discuss the officer’s analysis of the Company’s overall performance for the year, performance within the officer’s area of responsibility, and any issues or concerns the officer may have regarding the Company’s operations and results. The Committee believes this is a highly effective tool in the Committee’s oversight. In addition, the President and CEO discusses with the Committee his evaluation of each executive officer’s performance, development, and potential to take on greater or different responsibilities. The President and CEO also provides compensation recommendations to the Committee for all NEOs (other than himself).

The Committee considers the various factors described in this CD&A, including the interviews with NEOs and the President and CEO’s evaluations of each NEOs performance and, in a closed session without the President and CEO present, the Committee sets the President and CEO’s compensation. The Committee then determines whether to approve the compensation recommendations provided by the President and CEO for the other executive officers.

Role of the Compensation Consultant

For 2025, the Committee retained Meridian Compensation Partners, LLC (Compensation Consultant) as its independent compensation consultant. The Compensation Consultant evaluated the competitiveness of the Company’s program and reviewed the executive compensation program design. The Committee has the final authority to hire and terminate the Compensation Consultant, and the Committee annually evaluates the performance of the Compensation Consultant.

In selecting its consultant, the Committee considers factors that could affect the Compensation Consultant’s independence, including whether the consultant provides services to the Company other than under its engagement by the Committee, and the other factors set forth in the Committee’s Charter. When reviewing the Compensation Consultant’s independence, the Company also considered the fact that Devon’s business represents only a very small portion of the Compensation Consultant’s overall revenue. Based on this review, the Committee determined that the Compensation Consultant had no conflicts of interest.

Use of Peer Groups

In addition to the use of a peer group for PSU relative performance described on page 23, Devon uses a peer group to compare executive compensation levels, as shown below. To successfully compete for executive talent, the Committee, working with the Compensation Consultant, annually compares the compensation of the executive officers to the compensation of similarly situated executives at peer companies with business operations focused on the exploration and production of oil and gas and compensation practices common to the energy industry. In establishing a peer group, the Committee primarily seeks companies with asset and market values similar to the Company. The Committee also considers enterprise values, calculated as common equity value plus net long-term debt and preferred stock, and certain operational and financial measures indicative of size and scope. Additionally, the Committee considers operational comparability and geographic overlap of the assets of potential peer companies. The Committee believes these criteria are appropriate for determining peers because they provide a reasonable point of reference for comparing executives with similar positions and responsibilities. The Committee typically selects the peer group at their September meeting and uses the data provided by the Compensation Consultant to inform executive compensation decisions made at the Committee meeting held the following January.

	For Decisions Made January	For Decisions Made January
Peer Company	2025	2026
APA Corporation	•	•
ConocoPhillips	•	•
Coterra Energy Inc.	•	•
Diamondback Energy, Inc.	•	•
EOG Resources, Inc.	•	•
EQT Corporation[3]	•	•
Expand Energy Corporation[3]	•	•
Hess Corporation[2]	•	•
Marathon Oil Corporation[2]	•	•
Occidental Petroleum Corporation	•	•
Ovintiv, Inc	•	•
Permian Resources Corporation[3]		•
Devon Energy Corporation Percentile of Peer Group[1]
• Market Capitalization	42nd	33rd
• Enterprise Value	43rd	37th
• Assets	53rd	53rd
• Revenue	65th	73rd

1
As of Devon’s peer selection in September 2024 for use in 2025 and September 2025 for use in 2026, the Market Capitalization and Enterprise Value were calculated at the time of Devon’s peer selection, Assets were calculated from the then-most recent quarterly filing, and Revenue was calculated from the aggregate of the then-most recently disclosed four calendar quarters.
2
Marathon Oil Corporation was removed from the peer group between 2025 and 2026 due to their acquisition by Conoco Phillips. While Hess Corporation was also acquired during 2025, the date of their acquisition by Chevron Corporation followed the publication of the 2025 Hess Corporation proxy statement.
3
EQT Corporation, larger than Devon on most of the measures listed above, Expand Energy Corporation, similarly sized to Devon on most of the measures listed above, and Permian Resources Corporation, smaller than Devon on most of the measures above, were added to the peer group in September 2025 to provide more executive compensation data points.

The Committee’s peer group analysis consists of all components of total direct compensation, including base salary, annual cash incentives, and long-term equity incentives. The Compensation Consultant collected and summarized compensation data from the proxy statements of the peer group companies and the Compensation Consultant’s proprietary databases. Additionally, the Compensation Consultant introduced reference points from similarly sized companies in the broader oil and gas industry as well as non-energy industries to bring further context to the Committee’s decision making.

Tally Sheet Review

Prior to making compensation decisions, the Committee annually reviews tally sheets for executive officers that include all elements of compensation, including potential payments under various termination scenarios. Tally sheets allow the Committee to evaluate compensation elements individually and collectively. Please refer to the tables that follow this CD&A for additional information on the final compensation amounts determined for the 2025 year.

Additional Benefits and Compensation Information

Retirement Benefits

Defined Benefit Plans

Based on their hire date with the Company, Ms. Cashion and Messrs. Ritenour and Raines are the only NEOs eligible to participate in the defined benefit plan maintained by the Company. Devon’s qualified Defined Benefit Plan provides annual retirement income based on a formula that considers the executive’s final average compensation, Social Security benefits, and years of credited service with the Company. In 2007, employees were given the choice to continue their accruals under the plan or become eligible for the 8% Company 401(k) contribution described below. Messrs. Ritenour and Raines elected to have their benefit under the Defined Benefit Plan frozen and began to receive the enhanced 401(k) contribution starting in 2008. Ms. Cashion elected to remain eligible for the Defined Benefit Plan. In 2020, accruals in the Defined Benefit Plan ended and all employees actively participating in the plan at that time, including Ms. Cashion, commenced eligibility for the 8% Company 401(k) contribution.

Defined Contribution Plans

All NEOs participate in a qualified 401(k) Plan that provides for a Company match of up to 6% of their earnings and a non-matching Company contribution of 8% of their compensation. Under the Supplemental Contribution Restoration Plans (SCRPs) the Company may make supplemental contributions that would otherwise be subject to limitations in the Internal Revenue Code based on the compensation of the executives.

Nonqualified Deferred Compensation Plans

Devon maintains a nonqualified Deferred Compensation Plan that allows eligible employees to defer cash compensation beyond the limits placed on the 401(k) Plan by the Internal Revenue Code and permits the Company to contribute a match to the extent that the match available under the qualified 401(k) Plan is limited.

For additional information on the plans and the value of accumulated benefits for the NEOs under the various plans described in this “Retirement Benefits” section, please refer to the “Pension Benefits” section beginning on page 35 and the “Nonqualified Deferred Compensation” section beginning on page 37.

Other Benefits

Details regarding the perquisites made available to Devon’s executives may be found in the “All Other Compensation” table on page 33. The perquisites for 2025 were:

◾	pre-approved personal use of Company aircraft, including travel by immediate family members accompanying the NEO. In 2025, Devon’s security team engaged Jensen Hughes, a global security consulting firm, to conduct an independent security study and executive protection assessment for Mr. Gaspar (“Independent Security Study”). In accordance with the safety requirements set forth in the Independent Security Study, the CEO is expected to use Company aircraft for both business and personal travel, when feasible;
◾	an executive physical;
◾	use of sports/entertainment tickets typically arising through commercial sponsorships of the Company;
◾	a reimbursement program for financial planning services;
◾	a Company match, up to $10,000, of charitable contributions made to non-profit organization(s) by the executive; and
◾	a Company match, up to $5,000, of contributions made to Devon Energy Corporation Political Action Committee (“DECPAC”), a nonprofit, unincorporated, and nonpartisan political committee.

Post-Termination or Change-in-Control Benefits

Devon maintains an employment agreement with Ms. Cashion and Messrs. Gaspar, Ritenour, and Cameron, as well as a severance agreement with Mr. Raines. These agreements do not guarantee continued employment, but they do place certain restrictions on the executives during and after their employment with the Company. Through these agreements, each NEO is provided certain additional compensation if employment is involuntarily terminated other than for “cause” or if the NEO voluntarily terminates employment for “good reason,” as those terms are defined in the relevant agreements. Also, in these situations, the applicable NEO fully vests in any unvested LTI awards subject to certain covenants and agreements and proration as described below. The agreements also provide certain benefits in the event of a termination within a two-year period following a change-in-control.

The employment agreements do not include “gross-up” provisions that obligate the Company to pay an additional amount to the NEO if benefits under the agreement or any other Company arrangement are subject to the tax imposed on excess parachute payments by Section 4999 of the Internal Revenue Code.

The Company’s award agreements for LTI granted to the Executive Vice Presidents and the CEO provide that officers who meet certain years-of-service and age criteria are eligible to continue to vest as scheduled in outstanding awards following retirement subject to certain covenants and agreements. See page 40 for additional details.

The unvested shares underlying LTI awards are eligible for continued or accelerated vesting post termination in the case of a severance-related employment termination or a retirement. Such terminations occurring prior to the first anniversary of the grant date result in a pro-rata reduction in the number of shares eligible for continued or accelerated vesting post termination.

Arrangements with post-termination and change-in-control benefits are typical in the oil and gas industry and necessary in order to compete for executive talent. Please refer to the “Potential Payments Upon Termination or Change-in-Control” section beginning on page 40 for detail on amounts that could be payable under certain scenarios and additional information on the Company’s employment agreements.

Stock Ownership Guidelines

Ownership of Devon’s stock by the executives aligns their interests with the interests of Devon’s stockholders. Accordingly, the Board maintains stock ownership guidelines that require each executive officer who has served in such capacity for at least five years to own shares of common stock at least equal in value to a multiple of his or her base salary. The guidelines establish the following minimum ownership levels:

Officer Title	Share Ownership Requirement
President and CEO	Six times base salary
Other Named Executive Officers	Three times base salary

The guidelines require an executive officer who has served in such capacity less than five years to maintain ownership of at least one-half of the shares of Devon common stock received through equity-based awards from the Company (net of taxes) until the officer meets his or her ownership requirement.

Compliance with the ownership guidelines is determined at the end of each year. As of December 31, 2025, each of the NEOs held stock in excess of the levels required in the guidelines. The executives have historically maintained share ownership levels well above the Company’s guidelines. For purposes of calculating share ownership levels, the Board includes:

(i)	shares owned directly by the officer and his or her immediate family members who share the same household,
(ii)	shares owned beneficially by the officer and his or her immediate family members who share the same household, and
(iii)	unvested restricted stock.

For additional detail on the stock owned by NEOs, please refer to “Security Ownership of Management” table on page 51.

Compensation Program and Risk-Taking

The Company’s executive compensation program is designed to provide executive officers incentives for the achievement of near-term and long-term objectives, in a manner that motivates executives to take measured and appropriate risk. As part of its review of the impact of the Company’s executive compensation programs on the Company’s risk profile and risk management, the Committee noted the following factors that discourage the Company’s executives from taking unnecessary or excessive risk:

◾	the Company’s operating strategy and related compensation philosophy;
◾	the effective balance of Devon’s compensation program between cash and equity, near-term and long-term focus, corporate and individual performance, and financial and non-financial performance;
◾	a multi-faceted approach to performance evaluation and compensation that does not reward an executive for engaging in risky behavior to achieve one objective to the detriment of other objectives;
◾	significant executive stock ownership pursuant to Devon’s stock ownership guidelines; and
◾	the Board’s annual risk assessment process.

Based on this review, the Committee believes that the executive compensation programs do not encourage executives to take unnecessary or excessive risk.

Policy for Recovery of Compensation (Clawback Policy)

The Company has maintained a policy concerning the recovery of bonuses, incentives, and equity-based compensation awarded to executive officers under certain circumstances (the Clawback Policy) since 2013. In 2023, the Company revised its Clawback Policy to align with new rules of the SEC and NYSE regarding incentive-based compensation. In the event of a restatement of the Company’s financial statements that leads to a revision of one or more performance measures on which incentive compensation was based, the Committee will recoup, through reimbursement, forfeiture, or other reasonable methods, amounts required to be clawed back under the Clawback Policy.

Practices Related to the Grant of Certain Equity Awards in Relation to the Release of Material Nonpublic Information

Devon does not currently grant stock options or option-like equity awards to its employees or directors and therefore does not have a formal practice or policy with respect to the grant of stock options or option-like awards.

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference in such filing.

The Committee has reviewed and discussed the preceding Compensation Discussion and Analysis section with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted, The Compensation Committee Robert A. Mosbacher, Jr., Chair Barbara M. Baumann Ann G. Fox Kelt Kindick
Pictured above (from left to right): Ann Fox, Robert A. Mosbacher, Jr., Barbara M. Baumann, Kelt Kindick

  Appendix A

EXPLANATION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

This Amendment includes the non-GAAP financial measures of “Free Cash Flow,” “Total Capital Expenditures” and “Cash Return on Capital Employed.” These measures were used as components of the Company’s performance scorecard for purposes of determining the performance cash bonuses for 2025. Non-GAAP measures are not alternatives to GAAP measures, and you should not consider non-GAAP measures in isolation or as a substitute for analysis of our results as reported under GAAP. Set forth below is additional information regarding these measures.

Free Cash Flow

For purposes of determining the Company’s performance cash bonuses for 2025, Free Cash Flow means total operating cash flow adjusted for balance sheet changes less total Adjusted Capital Expenditures. A detailed reconciliation of Free Cash Flow is provided below.

(dollar amounts in millions)	2025
Cash flow from operating activities (GAAP)	$6,711
Changes in assets and liabilities, net	(151)
Cash flow from operating activities before B/S changes (Non-GAAP)	6,560
Capital expenditures (accrued) (GAAP)	(4,000)
Free Cash Flow (Non-GAAP)	$2,560

Total Capital Expenditures

For purposes of determining the Company’s performance cash bonuses for 2025, Total Capital Expenditures means total accrued capital expenditures less accrued acquisition capital. A detailed reconciliation of Total Capital Expenditures is provided below.

(dollar amounts in millions)	2025
Capital expenditures (accrued) (GAAP)	$(4,000)
Acquisition capital	362
Total Capital Expenditures (Non-GAAP)	$(3,638)

Cash Return on Capital Employed

We define Cash Return on Capital Employed, or CROCE, as the quotient of an adjusted cash flow metric over the average capital employed. The adjusted cash flow metric is the sum of cash flow from operating activities, adjusted for balance sheet changes, plus after-tax net financing costs. Average capital employed is the average of the capital employed as of the beginning and ending of the relevant period, with capital employed calculated as the sum of short and long-term debt plus stockholders’ equity attributable to Devon less cash and cash equivalents. A detailed calculation of Cash Return on Capital Employed is provided below, which includes reconciliations to the most directly comparable GAAP measures.

(dollar amounts in millions)	2025
Cash Return on Capital Employed (CROCE) (Non-GAAP)
Cash flow from operating activities (GAAP)	$6,711
Changes in assets and liabilities, net	(151)
Cash flow from operating activities before B/S changes (Non-GAAP)	6,560
Net financing costs (GAAP)	455
Noncash net premium and issuance cost amortization	6
Adjusted net financing costs (Non-GAAP)	461
Tax benefit imputed (based on 23%)	(106)
After-tax net financing costs (Non-GAAP)	355
Adjusted cash flow (Non-GAAP)[1] – (a)	6,915
Total capitalization – beginning balance:
Short and long-term debt (GAAP)	$8,883
Total stockholders’ equity attributable to Devon (GAAP)	14,496
Cash, cash equivalents and restricted cash (GAAP)	(846)
Total capitalization – beginning balance (Non-GAAP)	22,533
Total capitalization – ending balance:
Short and long-term debt (GAAP)	8,389
Total stockholders’ equity attributable to Devon (GAAP)	15,528
Cash, cash equivalents and restricted cash (GAAP)	(1,434)
Total capitalization – ending balance (Non-GAAP)	22,483
Average total capitalization (Non-GAAP)[2] – (b)	$22,508
CROCE (Non-GAAP) – (a) / (b)	31%

[1] Sum of cash flow from operating activities before balance sheet changes, and after-tax net financing costs.
[2] Average of the beginning and ending total capitalization balances.

Summary Compensation Table

The following table and accompanying footnotes summarize the compensation earned, awarded, paid, or attributed to the NEOs for the years indicated below. The NEOs are the President and Chief Executive Officer, the Chief Financial Officer, three other executive officers of the Company serving as of December 31, 2025, as well as two former executive officers who ceased being executive officers following January 1, 2025 and prior to December 31, 2025. This table should be read together with the Compensation Discussion and Analysis (starting on page 15 of this Amendment), which includes information about Company performance for 2025, the Company’s compensation philosophy and objectives, the programs and plans that underlie executive officer compensation opportunities, and the Committee’s process for awarding compensation.

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
			Stock	Incentive Plan	Compensation	All Other
Name and		Salary	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)[1]	($)[2]	($)[3]	($)[4]	($)[5]	($)
Clay M. Gaspar	2025	938,125	9,633,689	1,612,000	0	382,570	12,566,384
President and Chief	2024	703,315	4,959,051	1,117,900	0	226,527	7,006,793
Executive Officer	2023	674,362	4,685,973	687,100	0	290,219	6,337,654
Jeffrey L. Ritenour	2025	731,446	4,575,989	821,200	11,829	270,781	6,411,245
Executive Vice President	2024	703,315	4,596,212	1,006,100	3,515	200,103	6,509,245
and Chief Financial Officer	2023	674,362	4,217,399	556,600	24,719	247,109	5,720,189
Dennis C. Cameron	2025	655,646	3,130,998	656,100	0	235,798	4,678,542
Executive Vice President	2024	620,308	3,144,788	788,700	0	189,440	4,743,236
and General Counsel	2023	584,615	2,928,830	484,800	0	207,349	4,205,594
Tana K. Cashion	2025	479,846	2,047,203	478,100	51,432	191,643	3,248,224
Executive Vice President	2024	465,231	2,056,217	591,600	21,132	149,651	3,283,831
Human Resources and Administration	2023	446,923	1,874,443	363,600	99,550	168,151	2,952,667
John D. Raines	2025	465,984	1,806,348	441,800	806	128,179	2,843,117
Senior Vice President
E&P Asset Management
Richard E. Muncrief	2025	400,000	0	0	0	457,300	857,300
Former President and Chief	2024	1,292,308	12,397,599	2,875,600	0	474,543	17,040,050
Executive Officer	2023	1,232,846	11,421,978	1,641,300	0	587,027	14,883,151
David G. Harris	2025	111,567	0	0	0	5,296,296	5,407,863
Former Executive Vice President	2024	701,622	4,596,212	1,006,100	0	213,494	6,517,428
and Chief Corporate Development Officer	2023	663,469	4,217,399	608,400	0	254,217	5,743,485

1
At its January 2025 meeting, the Committee increased Mr. Ritenour's annual base salary rate to $735,800, Mr. Cameron's annual base salary rate to $661,400, and Ms. Cashion's annual base salary rate to $482,000. The Committee also increased Mr. Raines's annual base salary rate to $475,000 in conjunction with his promotion to Senior Vice President E&P Asset Management. These rates took effect on February 8, 2025. Mr. Gaspar's annual base salary rate of $1,000,000 took effect on March 1, 2025 upon his appointment to President & CEO.
2
The dollar amounts reported in this column represent the aggregate grant date fair values of the stock awards, as determined pursuant to FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value stock awards are discussed in Note 4 – Share-Based Compensation of the Notes to Consolidated Financial Statements included in the Original Filing. For restricted stock awards, values are based on the closing price of the Company’s common stock on the grant date. In valuing the PSU awards, the Company used a Monte Carlo simulation. The grant date fair value of the PSU awards was determined based on the vesting at target of the units awarded, which is the performance the Company believed was probable on the grant date. If a maximum, rather than target, number of shares is used to determine the maximum award opportunity for the NEOs who received grants of 2025 PSU awards, the grant date value of the awards is as follows: Mr. Gaspar, $12,867,335; Mr. Ritenour, $6,111,952; Mr. Cameron, $4,181,934; Ms. Cashion, $2,734,352; and Mr. Raines, $2,412,637.
3
This column reflects annual cash incentives awarded to the NEOs.
4
The dollar amounts reported in this column reflect the aggregate change in the actuarial present value of each participating NEO’s accumulated benefits under the Company’s Defined Benefit Plan during the applicable year. The amounts shown for each year do not reflect payments made to the executives during the applicable year. None of the NEOs received above market or preferential earnings on deferred compensation in any of the reported years. Messrs. Gaspar, Cameron, Muncrief, and Harris joined the Company after Devon’s Defined Benefit Plan was closed to new participants in 2007. At the time the Defined Benefit Plan closed to new participants, Messrs. Ritenour and Raines elected to freeze their participation in the Defined Benefit Plan and instead participate in the Company’s enhanced defined contribution plan. Under the Defined Benefit Plan, Ms. Cashion and Messrs. Ritenour and Raines continue to earn years of vesting service only.
5
Details for the amounts shown in this column for 2025 are reflected in the supplemental table immediately below.

The following supplemental table shows the components of “All Other Compensation” for 2025 in the Summary Compensation Table.

				Defined
				Contribution
				Restoration
				Plan and
		401(k) Plan		Supplemental
	Group	Employer	Deferred	Contribution
	Term Life	Match and	Compensation	Plan
	Insurance	Retirement	Plan Employer	Employer	Other	Charitable
	Premiums	Contribution	Match	Contribution	Perquisites	Match	Severance	Total
Name	($)	($)	($)	($)	($)[1]	($)	($)[2]	($)
Clay M. Gaspar	2,622	46,500	102,361	138,982	77,105	15,000		382,570
Jeffrey L. Ritenour	2,622	46,500	83,253	113,504	24,902	—		270,781
Dennis C. Cameron	7,524	46,500	65,661	90,047	21,126	4,940		235,798
Tana K. Cashion	2,511	46,500	43,287	60,215	27,180	11,950		191,643
John D. Raines	1,058	46,500	26,489	37,819	12,963	3,350		128,179
Richard E. Muncrief	4,455	46,500	169,998	229,163	7,184	—		457,300
David G. Harris	425	10,069	—	—	6,911	10,000	5,268,891	5,296,296

1
Perquisites made available to Devon’s executives include the following: financial planning services, an annual executive physical exam, sports/entertainment tickets typically arising from commercial sponsorships of the Company, and pre-approved personal use of the Company aircraft, which may include travel for any immediate family members of such NEO included on the trip. In accordance with the safety requirements set forth in the Independent Security Study, the CEO is expected to use Company aircraft for both business and personal travel, when feasible. The perquisite amounts set forth in the above table consist of the following, and are calculated based on the incremental cost to Devon: Mr. Gaspar - financial planning ($12,545). personal use of Company aircraft ($17,930), executive physical ($6,651), and sports/entertainment tickets ($39,979); Mr. Ritenour - financial planning ($12,545), executive physical ($5,350), and sports/entertainment tickets ($7,007); Mr. Cameron - financial planning ($12,545), executive physical ($5,334), and sports/entertainment tickets ($3,247); Ms. Cashion - financial planning ($12,545), executive physical ($5,188), and sports/entertainment tickets ($9,447); Mr. Raines - financial planning ($12,545) and sports/entertainment tickets ($418); Mr. Muncrief - sports/entertainment tickets ($7,184); Mr. Harris - financial planning ($6,221) and sports/entertainment tickets ($690). Although no reportable perquisite amounts were incurred, Mr. Gaspar occasionally had his spouse accompany him on business-related flights. Pursuant to IRS guidance, such travel resulted in taxable income for Mr. Gaspar for the year, which was calculated at the Standard Industry Fare Level rate.
2
The cash severance benefits entitled to Mr. Harris under his employment agreement constitute the entirety of the compensation and benefits due to him pursuant to that agreement. The amount of the accelerated equity award benefits that he received is described within the Potential Payments Upon Termination or Change-in-Control section below.

Grants of Plan-Based Awards

The following Grants of Plan-Based Awards table sets forth information concerning annual cash incentives, restricted stock, and performance share units granted during 2025 for the NEOs as described below. The long-term incentive awards reflected below are the only equity-based incentives granted to the NEOs in the year. Messrs. Muncrief and Harris were not granted equity-based incentives in 2025.

								All Other
								Stock
		Estimated Future Payouts			Estimated Future Payouts			Awards:
		Under Non-Equity Incentive			Under Equity Incentive			Number of
		Plan Awards[1]			Plan Awards[2]			Shares of	Grant Date
								Stock or	Fair Value
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	of Stock
Name	Grant Date	($)	($)	($)	(# shares)	(# shares)	(# shares)	(# shares)	Awards[3] ($)
Clay M. Gaspar	1/28/2025	650,000	1,300,000	2,600,000	—	—	—	—	—
	2/10/2025	—	—	—	—	—	—	93,404	3,200,021
	2/10/2025	—	—	—	70,053	140,106	280,212	—	6,433,668
Jeffrey L. Ritenour	1/28/2025	331,110	662,220	1,324,440	—	—	—	—	—
	2/10/2025	—	—	—	—	—	—	44,367	1,520,013
	2/10/2025	—	—	—	33,275	66,550	133,100	—	3,055,976
Dennis C. Cameron	1/28/2025	264,560	529,120	1,058,240	—	—	—	—	—
	2/10/2025	—	—	—	—	—	—	30,357	1,040,031
	2/10/2025	—	—	—	22,767	45,535	91,070	—	2,090,967
Tana K. Cashion	1/28/2025	192,800	385,600	771,200	—	—	—	—	—
	2/10/2025	—	—	—	—	—	—	19,849	680,027
	2/10/2025	—	—	—	14,886	29,773	59,546	—	1,367,176
John D. Raines	1/28/2025	178,125	356,250	712,500	—	—	—	—	—
	2/10/2025	—	—	—	—	—	—	17,514	600,030
	2/10/2025	—	—	—	13,135	26,270	52,540	—	1,206,318

1
The evaluation of the Company’s preset performance scorecard goals for the year may result in an annual cash incentive payment of zero. The amounts shown in the columns reflect a range of possible payouts for the annual cash incentives made on the dates indicated; “Threshold ($)” assumes achievement of Threshold results on each scorecard measure used to evaluate 2025 Company performance and “Maximum ($)” assumes achievement of Maximum results on each scorecard measure used to evaluate 2025 Company performance. Performance related to these awards was determined by the Committee following the end of the year and amounts were paid shortly thereafter. The awards were earned and paid at 124% of target levels; actual payouts under these awards are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Please refer to “Annual Cash Incentives” on page 20 for more information about 2025 goal establishment, evaluation, and determination of actual payments to executives.
2
The evaluation of the Company’s performance for the period may result in a payout of zero shares. The amounts in the “Threshold,” “Target,” and “Maximum” columns reflect the range and midpoint of possible payouts for the PSU awards made on the dates indicated. All awards were made under the 2022 Long-Term Incentive Plan (as amended and restated effective November 19, 2025, the “2022 LTIP”). The amounts reported for the table’s rightmost column represent the aggregate grant date fair values of the PSUs determined pursuant to FASB ASC Topic 718, excluding the effect of estimated forfeitures. The grant date fair value of the PSU awards was determined based on the vesting at target of the units awarded, which is the performance the Company believed was probable on the grant date. For more information, please see the discussion of “Long-Term Incentives” starting on page 23 of this Amendment. Dividends on the awards are not paid until shares vest. As of December 31, 2025, the awards reflected in this table were trending at 150% of target payout.
3
The amounts reported in the table’s rightmost column reflect the accounting grant date value of the RSA and PSU awards made on the date indicated.

Outstanding Equity Awards at Fiscal Year End

The following table shows the outstanding equity awards held by the NEOs as of December 31, 2025, which consisted solely of outstanding RSA and PSU awards.

	Stock Awards
				Equity Incentive Plan Awards:
						Market or
	Number of		Market	Number of		Payout Value of
	Shares or		Value of	Unearned		Unearned
	Units of		Shares or Units	Shares, Units		Shares, Units
	Stock That		of Stock That	or Other Rights		or Other Rights
	Have Not		Have Not	That Have Not		That Have Not
Name	Vested (#)		Vested ($)[1]	Vested (#)		Vested ($)[1]
Clay M. Gaspar	7,277	[2]	266,557
	23,796	[3]	871,647
	12,591	[4]	461,208
	29,120	[6]	1,066,666	43,679	[5]	1,599,962
	93,404	[8]	3,421,389	210,159	[7]	7,698,124
Jeffrey L. Ritenour	6,128	[2]	224,469
	21,416	[3]	784,468
	11,332	[4]	415,091
	26,989	[6]	988,607	40,483	[5]	1,482,892
	44,367	[8]	1,625,163	99,825	[7]	3,656,590
Dennis C. Cameron	3,830	[2]	140,293
	14,873	[3]	544,798
	7,870	[4]	288,278
	18,467	[6]	676,446	27,699	[5]	1,014,614
	30,357	[8]	1,111,977	68,302	[7]	2,501,902
Tana K. Cashion	3,064	[2]	112,234
	9,518	[3]	348,644
	5,037	[4]	184,505
	12,075	[6]	442,307	18,111	[5]	663,406
	19,849	[8]	727,069	44,659	[7]	1,635,859
John D. Raines	1,915	[2]	70,146
	3,718	[3]	136,190
	2,951	[4]	108,095
	6,659	[6]	243,919	6,658	[5]	243,883
	17,514	[8]	641,538	39,405	[7]	1,443,405
Richard E. Muncrief	16,757	[2]	613,809
	58,002	[3]	2,124,613
	30,690	[4]	1,124,175
	72,799	[6]	2,666,627	109,197	[5]	3,999,886
David G. Harris	21,416	[3]	784,468	40,483	[5]	1,482,892

1
Based on a stock price of $36.63, the last closing price of Devon’s common stock in 2025.
2
The rows reflect RSAs granted in 2022. With each grant, 25% of the shares vest (or vested) on each anniversary of the grant date (i.e., on February 10, 2023, February 10, 2024, February 10, 2025, and February 10, 2026).
3
For PSUs granted in 2023, the number of shares listed is based on the trending level of performance as of December 31, 2025 (63%) for the three-year period from January 1, 2023 to December 31, 2025. At its January 2026 meeting, the Committee determined that the Company’s TSR for such period ranked 9th in the 12-member peer group. Pursuant to terms of the grant, 63% of each executive’s target shares were determined by the Committee to be earned and the shares were subsequently released to each executive. The PSUs reflected in those rows are shown in the same column as the Company’s time-based RSAs due to the fact that they were no longer subject to a performance measure following December 31, 2025.
4
The rows reflect RSAs granted in 2023. With each grant, 25% of the shares vest (or vested) on each anniversary of the grant date (i.e., on February 10, 2024, February 10, 2025, February 10, 2026, and February 10, 2027).
5
For PSUs granted in 2024, the number of shares listed is based on the trending level of performance as of December 31, 2025 (75%) for the three-year period from January 1, 2024 to December 31, 2026. The actual number of shares paid out will be based on the Company’s relative TSR, as determined by the Committee following the period pursuant to the grid set forth on page 44 of Devon’s 2024 Proxy Statement, and may be subject to certain limitations set forth in the applicable grant agreements at the time of settlement.
6
The rows reflect RSAs granted in 2024. With each grant, 25% of the shares vest (or vested) on each anniversary of the grant date (i.e., on February 10, 2025, February 10, 2026, February 10, 2027, and February 10, 2028).
7
For PSUs granted in 2025, the number of shares listed is based on the trending level of performance as of December 31, 2025 (150%) for the three-year period from January 1, 2025 to December 31, 2027. The actual number of shares paid out will be based on the Company’s relative TSR, as determined by the Committee following the period pursuant to the grid set forth on page 44 of Devon’s 2025 Proxy Statement, and may be subject to certain limitations set forth in the applicable grant agreements at the time of settlement.
8
The rows reflect RSAs granted in 2025. With each grant, 25% of the shares vest (or vested) on each anniversary of the grant date (i.e., on February 10, 2026, February 10, 2027, February 10, 2028, and February 10, 2029).

Option Exercises and Stock Vested During 2025

The table below shows the number of shares of Devon’s common stock acquired during 2025 upon the vesting of stock awards which were granted to the NEOs in previous years. No NEOs were granted or had stock options outstanding in 2025.

	Stock Awards
	Number of	Value
	Shares	Realized on
	Acquired	Vesting
Name	on Vesting (#)	($)[1]
Clay M. Gaspar	75,285	2,579,264
Jeffrey L. Ritenour	61,038	2,091,162
Dennis C. Cameron	38,758	1,327,849
Tana K. Cashion	28,970	992,512
John D. Raines	19,322	634,858
Richard E. Muncrief	176,118	6,033,803
David G. Harris	105,487	3,685,992

1
The dollar amounts shown in this column are determined by multiplying the number of shares of common stock acquired upon vesting by the closing per-share market price of Devon’s common stock on the vesting date.

Pension Benefits

Devon maintains a tax qualified defined benefit retirement plan and related trust for certain employees (Defined Benefit Plan). Accruals under this plan were frozen as of December 31, 2020. Ms. Cashion and Messrs. Ritenour and Raines are the only NEOs with benefits under this plan.

The following table shows the estimated present value, as of December 31, 2025, of accumulated retirement benefits as provided to NEOs under the Defined Benefit Plan. Please refer to the discussion titled “Benefit Plans” below for additional details.

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)[1]	($)
Jeffrey L. Ritenour	Defined Benefit Plan	7	187,045	0
Tana K. Cashion	Defined Benefit Plan	16	860,498	0
John D. Raines	Defined Benefit Plan	3	10,571	0

1
The present value of each NEO’s accumulated benefits as of December 31, 2025 under the Defined Benefit Plan is calculated assuming 10% of participants would elect a single life annuity, 50% of participants would elect a lump sum, and 40% would elect a 100% joint and survivor annuity. The calculations assume that each NEO would begin receiving payments at normal retirement age (age 65) or when eligible for unreduced benefits, if earlier, and would be vested in those payments. The present value is calculated using the Pri-2012 mortality table with MP-2021 improvement scale, and a discount rate of 5.13% for the Defined Benefit Plan.

Benefit Plans

Defined Benefit Plan

The Defined Benefit Plan is a qualified defined benefit retirement plan that provides benefits based upon employment service with Devon. Each eligible employee who retires is entitled to receive monthly retirement income based upon their final average compensation and years of credited service, and the retirement income is reduced by Social Security benefits payable to the employee. Alternatively, an eligible employee may elect a lump-sum payment at the time of retirement equivalent to the present value of the calculated annuity stream. Final average compensation consists of the average of the highest three consecutive years’ compensation out of the last 10 years of employment. The definition of compensation under the Defined Benefit Plan includes salary and annual cash incentive payments. Ms. Cashion and Messrs. Ritenour and Raines no longer accrue benefits in the plan. Messrs Ritenour and Raines elected to have their benefits under the plan frozen at the end of 2007, and Ms. Cashion’s accruals ended effective December 31, 2020, when the Company’s Defined Benefit Plan was amended to discontinue further benefit accruals for any participants.

Contributions by employees are neither required nor permitted under the Defined Benefit Plan. Benefits are computed based on straight-life annuity amounts. Benefits under the Defined Benefit Plan are limited for certain highly compensated employees, including the NEOs, in order to comply with certain requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code.

Normal Retirement

Employees, including certain of the NEOs as described above, are eligible for normal retirement benefits under the Defined Benefit Plan upon reaching age 65. Normal retirement benefits for the employees participating in the Defined Benefit Plan are equal to 65% of the participant’s final average compensation less any benefits due to the participant under Social Security, multiplied by a fraction, the numerator of which is his or her credited years of service (up to a maximum of 25 years) and the denominator of which is 25.

Defined Contribution Plan — 401(k) Plan

The 401(k) Plan is a qualified defined contribution plan that provides for a Company-matching contribution of up to 6% of compensation and a non-matching company contribution of 8%.

Nonqualified Deferred Compensation1

The following table shows the contributions, earnings, distributions, and balances for 2025 under Devon’s nonqualified deferred compensation plan and supplemental contribution restoration plans, to the extent the respective NEO participates in such plans. Additional information regarding each plan is provided following the table.

					Aggregate
	Executive	Company	Aggregate	Aggregate	Balance
	Contributions	Contributions	Earnings in	Distributions in	at Last
	in Last Fiscal	for Last	Last Fiscal	Last Fiscal	Fiscal Year
	Year	Fiscal Year	Year	Year	End
Name	($)[1]	($)[2]	($)[3,4]	($)[5]	($)[3,6]
Clay M. Gaspar

Deferred Compensation Plan	123,362	102,361	174,250	0	1,125,094
Supplemental Contribution Restoration Plans (SCRPs)	N/A	138,982	70,980	0	611,381
WPX Deferred Compensation Plan	N/A	N/A	273,833	0	1,915,061
WPX Restoration Plan	N/A	N/A	156,332	0	1,005,632
Jeffrey L. Ritenour

Deferred Compensation Plan	402,440	83,253	325,553	(2,956)	2,340,272
Supplemental Contribution Restoration Plans (SCRPs)	N/A	113,504	92,418	0	654,701
Dennis C. Cameron

Deferred Compensation Plan	86,661	65,661	66,791	0	660,033
Supplemental Contribution Restoration Plans (SCRPs)	N/A	90,048	38,058	0	383,354
WPX Deferred Compensation Plan	N/A	N/A	27,899	0	416,917
WPX Restoration Plan	N/A	N/A	48,044	0	547,368
Tana K. Cashion

Deferred Compensation Plan	58,371	43,287	53,440	0	435,784
Supplemental Contribution Restoration Plans (SCRPs)	N/A	60,216	35,801	0	285,424
John D. Raines

Deferred Compensation Plan	174,572	26,489	164,931	0	1,213,071
Supplemental Contribution Restoration Plans (SCRPs)	N/A	37,819	33,764	0	233,804
Richard E. Muncrief

Deferred Compensation Plan	575,120	169,998	280,299	(4,115,933)	0
Supplemental Contribution Restoration Plans (SCRPs)	N/A	229,163	133,417	(1,269,669)	0
WPX Deferred Compensation Plan	N/A	N/A	215,465	(5,321,483)	0
WPX Restoration Plan	N/A	N/A	48,941	(1,411,917)	0
David G. Harris

Deferred Compensation Plan	67,060	0	76,701	(815,976)	0
Supplemental Contribution Restoration Plans (SCRPs)	N/A	0	42,940	(470,081)	0

“N/A” indicates the plan does not permit the participant or, as applicable, the Company to make contributions.

1
The amounts in this column are already included in, and are not in addition to, the amounts in the “Salary” or “Non-Equity Incentive Plan Compensation” columns in the Summary Compensation Table on page 32.
2
The amounts in this column are already included in, and are not in addition to, the amounts in the “All Other Compensation” column of the Summary Compensation Table on page 32. Company contributions are made in arrears during the first month following the fiscal quarter during which the contributions were earned. Company contributions earned by the NEOs during 2025 were deposited in April, July, and October 2025 and January 2026.
3
Messrs. Muncrief, Gaspar, and Cameron participate in the WPX Deferred Compensation Plan and the WPX Restoration Plan. No new contributions may be made to these plans after December 31, 2021.
4
Earnings reflect the returns produced by the investments selected by the applicable NEO. For the Devon Plans, the investment options available to the NEOs are the same options available under the Company’s 401(k) Plan. As of December 31, 2025, investment options consisted of the following (returns for 2025 noted in parentheses): PIMCO Stable Income-Class IV (2.82%); Global Low Volatility Fund (11.35%); US Equity Index Fund (17.14%); International Equity Index Fund (32.54%); JPM Core Bond Fund (7.54%); Fidelity Inflation Bond Index (6.79%); Vanguard Total Bond Market (7.17%); Vanguard Federal Money Market (4.22%); and BlackRock LifePath Target-Date Funds (ten funds ranging from 12.43% to 21.91%). For the WPX Deferred Compensation Plan and the WPX Restoration Plan, the investment options are the same in each plan. As of December 31, 2025, investment options consisted of the following (returns for 2025 noted in parentheses): iShares Total US Stock Market Index (17.11%); iShares MSCI Total International Index (32.57%); Fidelity Inflation Bond Index (6.79%); JPM Core Bond Fund (7.54%); Pimco Short Asset Investment Fund (4.91%); Vanguard Total Bond Market Index (7.15%); Vanguard Federal Money Market (4.22%); and BlackRock LifePath Target-Date Funds (eight funds ranging from 12.48% to 21.71%). The Company does not guarantee a level of investment return.

5
In-service distributions (if any) are made in accordance with the elections made by the NEO at the time of enrollment in the plan.
6
For the referenced plans, the Aggregate Balance includes the changes in the plan balance for the NEOs due to contributions (executive and Company), earnings, and distributions. The amounts previously reported in the 2025 Proxy Statement’s Summary Compensation Table as compensation to the NEOs are as follows: Mr. Gaspar — $606,385; Mr. Ritenour — $1,439,989; Mr. Cameron — $362,587; Mr. Muncrief — $1,413,813; and Mr. Harris — $904,345.

Nonqualified Deferred Compensation Plan

The Nonqualified Deferred Compensation Plan is designed to allow each participating employee, including the NEOs, to contribute up to 70% of his or her base salary and up to 100% of his or her annual cash incentive and receive a Company match beyond the contribution limits prescribed by the Internal Revenue Service with regard to Devon’s 401(k) Plan. The Nonqualified Deferred Compensation Plan provides executives a tax-effective means to defer a portion of their cash compensation at a minimal cost to the Company.

Unless otherwise distributed in accordance with the terms of a scheduled in-service withdrawal, a participant’s account is payable upon the earliest to occur of a change-in-control event or the participant’s separation from service, disability, or death. Payment will be made in the form of a single lump sum unless the participant elects installment payments. In the case of a change-in-control event or death, distribution will be made within ninety days. If the participant experiences a separation from service, distribution will be made within ninety days unless the participant is a specified employee under section 409A of the Internal Revenue Code, in which case payment will be delayed for six months.

A participant may elect to schedule an in-service withdrawal at least two years after the plan year in which deferrals were made in the form of a lump sum or quarterly installment payments over a period of one or more years. Payment will be made (or commence in the case of installments) within thirty days of the first business day of January in the year elected. However, in the event of death, disability, the occurrence of a change-in-control event or separation from service, payment of the participant’s account is determined without regard to any scheduled in-service withdrawal, which will be cancelled.

Investments under the plan mirror those provided to participants under the Company’s 401(k) Plan. Participants are always fully vested in any deferrals made to the plan; vesting of employer contributions follows the four-year graded vesting schedule under the Company’s 401(k) Plan. Vesting is accelerated due to death, disability, retirement, or attainment of normal retirement age (all as defined under the Company’s 401(k) Plan).

The WPX Deferred Compensation plan operated on substantially the same terms as the Devon plan prior to the 2021 merger of WPX Energy, Inc. and Devon. In 2021, the year of the merger, contributions to the WPX plan ceased and NEO participants became participants in the Devon plan.

Supplemental Contribution Restoration Plans

The Supplemental Contribution Restoration Plans (SCRPs) are the Company’s two nonqualified supplemental defined contribution plans. The purpose of the SCRPs is to ensure that participants in the 401(k) Plan who are eligible to receive the supplemental contribution receive the full supplemental contribution despite the limitations imposed by the Internal Revenue Code. A contribution will be made by the Company in an amount equal to the difference between the supplemental contribution that the Company would have contributed under the 401(k) Plan in the absence of the Internal Revenue Code limitations and the actual amount contributed.

Accounts under the SCRPs are payable upon the earliest to occur of a change-in-control event or a participant’s separation from service, disability, or death. Upon a participant’s death or a change-in-control event, a lump sum payment is made within ninety days. If a participant experiences a separation from service, the account is distributed in a lump sum within ninety days unless the participant is a specified employee in which case payment will be subject to a six-month delay.

Investments under the SCRPs mirror those provided to participants under the Company’s 401(k) Plan. Vesting under the plans follows the four-year graded vesting schedule under the Company’s 401(k) Plan. Vesting is accelerated due to death, disability, retirement, or attainment of normal retirement age (all as defined under the Company’s 401(k) Plan).

The WPX Restoration Plan operated on substantially the same terms as the Devon SCRPs prior to the merger of WPX Energy, Inc. and Devon. In 2021, the year of the merger, contributions to the WPX plan ceased and NEO participants became participants in the Devon plan.

Potential Payments Upon Termination or Change-In-Control

Devon will be obligated to make certain payments to the NEOs or potentially accelerate the vesting of their equity awards and retirement benefits upon termination of their employment or upon a change-in-control of the Company pursuant to the following plans or agreements:

◾	an “Employment Agreement” is applicable to the President and CEO and each of the EVPs, and a “Severance Agreement” is applicable to the Senior Vice President,
◾	the Defined Benefit Plan,
◾	the 401(k) Plan,
◾	the SCRPs,
◾	the Nonqualified Deferred Compensation Plan, and

◾	the Company’s Long-Term Incentive Plans (the Devon Energy Corporation 2017 Long-Term Incentive Plan, as amended (the “2017 LTIP”), the 2022 LTIP, and the WPX Plan).

Please refer to the discussion in the sections immediately above for information about each of the applicable pension plans and nonqualified deferred compensation plans that the NEOs participate in and may be eligible to receive benefits from in the event of a termination of employment or a change-in-control.

As specified below, the Employment Agreement and Severance Agreement with Devon’s NEOs provide the following rights to compensation in the event of employment termination.

Accrued Payments Upon Termination of Employment

Upon termination under the agreements, the NEO is entitled to receive the accrued amounts earned during his or her term of employment, including:

(i)	any earned but unpaid salary through the date of termination,
(ii)	the annual cash incentive payment only if the NEO has been employed the entire year upon which such incentive is based, and
(iii)	amounts he or she is otherwise entitled to under Devon’s employee benefit plans (together, the Accrued Amounts).

Rights Upon Termination for Death or Disability

In addition to the Accrued Amounts, if the NEO’s employment terminates by reason of death or disability, the NEO is entitled to receive a pro rata share of any annual cash incentive for the performance period in which the day of termination occurs (based on the number of days worked in the performance period), payable at the same time it is payable to other executives.

Rights Upon Termination Without Cause and Constructive Discharge

If the NEO’s employment is involuntarily terminated other than for “cause” or the NEO terminates for “good reason,” as those terms are defined in the employment agreements, then in addition to the Accrued Amounts, the NEO is entitled to the following:

◾	under the Employment Agreement, a lump sum cash payment equal to three times the aggregate annual compensation of the NEO, and
◾	under the Severance Agreement, a lump sum cash payment equal to two times the aggregate annual compensation of the NEO.
◾	“Aggregate annual compensation” is equal to the sum of:
◾	the greater of (x) the NEO’s then-current annual base salary, or (y) the NEO’s annual base salary at any time during the two years before the termination date, and
◾	an amount equal to the largest annual cash incentive paid or payable to the NEO for the three consecutive calendar years prior to the date the NEO’s termination occurs,
◾	payment of a pro rata share of any annual cash incentive in which the day of termination occurs (based on the number of days worked in the performance period),
◾	the same basic health and welfare benefits that the executive would otherwise be entitled to receive if the NEO was a Devon employee for 18 months following termination (Employment Agreement only),
◾	payment of an amount equal to 18 times the monthly COBRA premium (Employment Agreement only),
◾	the same level of life insurance benefits that the NEO would otherwise be entitled to receive if the NEO was a Devon employee for three years following termination (Employment Agreement only), and
◾	payment of a reasonable amount for outplacement services commensurate with the NEO’s title and position with the Company and other executives similarly situated in other companies in Devon’s peer group.

Termination Following a Change-in-Control

Under the agreements, if within 24 months following a change-in-control of the Company, the NEO is terminated without “cause” by Devon, or terminates his or her employment with Devon for “good reason,” as each of those terms are defined in the agreements, then,

◾	in addition to the Accrued Amounts and the rights set forth above in the section titled “Rights Upon Termination Without Cause and Constructive Discharge,”
◾	Employment Agreements provide that three years of service and age shall be added to the NEO’s actual years of service and actual age when determining the NEO’s entitlement under the Company’s Retiree Medical Benefit Coverage,
◾	Severance Agreements provide the same basic health and welfare benefits that the executive would otherwise be entitled to receive if the NEO was a Devon employee for 18 months following termination,
◾	Severance Agreements provide payment of an amount equal to 6 times the monthly COBRA premium, and

◾	Severance Agreements provide that two years of service and age shall be added to the NEO’s actual years of service and actual age when determining the NEO’s entitlement under the Company’s Retiree Medical Benefit Coverage.

“Change-in-control” is defined as the date on which one of the following occurs:

◾	an entity or group acquires 30% or more of Devon’s outstanding voting securities,
◾	the incumbent Board ceases to constitute at least a majority of Devon’s Board, or
◾	a merger, reorganization or consolidation is consummated, after stockholder approval, unless
◾	substantially all of the stockholders prior to the transaction continue to own more than 50% of the voting power after the transaction,
◾	no person owns 30% or more of the combined voting securities, and
◾	the incumbent Board constitutes at least a majority of the Board after the transaction.

Payment Conditions

The agreements require a NEO to execute a waiver agreement as a condition to receipt of the payments described in the sections “Rights Upon Termination Without Cause and Constructive Discharge” and “Termination Following a Change-in-Control” above. By executing the waiver, the NEO effectively releases Devon from any waivable claims. The agreements also include a non-disparagement provision and a non-solicitation provision covering employees of Devon and Devon’s affiliates that applies for 36 months following a NEO’s termination date under the Employment Agreement.

Long-Term Incentive Awards

Subject to the terms of the applicable LTIP under which an award is made, unvested portions of outstanding awards may be accelerated upon the retirement, disability, or termination of the NEO for an approved reason. Award agreements provide for automatic vesting upon the death of the NEO. The 2017 and 2022 LTIPs do not provide for the automatic acceleration of unvested portions of outstanding awards in the event of a change-in-control unless a job loss occurs or the acquiring company is not listed on a national securities exchange. Devon award agreements provide that NEOs who meet certain years-of-service and age criteria (such individuals deemed to be “Post-Retirement Vesting Eligible”) are eligible to continue to vest as scheduled in outstanding awards following retirement subject to, among other things, annual execution of an agreement with certain confidentiality and non-disclosure covenants and other restrictions. Under the 2017 LTIP and 2022 LTIPs, employment terminations occurring prior to the first anniversary of the grant date may result in a pro rata reduction in the number of shares underlying the award depending on the circumstances of the termination pursuant to a formula that considers the number of days from the grant date to the termination date. PSUs that vest on an accelerated basis as a result of death will vest at the target award level. In the event of a change-in-control, treatment of PSUs is determined by whether an acquiring company assumes the awards.

The following tables provide the estimated compensation and present value of benefits potentially payable to each NEO upon a termination of employment of the NEO. The benefit values shown do not include benefits that are broadly available to substantially all salaried employees. The amounts shown assume that a termination or change-in-control occurred on December 31, 2025. For Messrs. Muncrief and Cameron, the amounts in the Retirement/Voluntary Termination column reflect that those individuals are considered “Post-Retirement Vesting Eligible” under the Devon award agreements. The actual amounts to be paid can only be determined at the time of an executive’s actual separation from the Company. The footnotes for each of the following tables are presented after the final table.

Potential Payments Upon Termination Or Change-In-Control1

Clay M. Gaspar

						Change in	Change in
	Retirement/	Termination				Control -	Control -
Benefits and	Voluntary	Without	Termination			No	Job
Payments	Termination	Cause	With Cause	Disability	Death	Job Loss	Loss
($)	($)	($)	($)	($)	($)	($)	($)
Base Salary/Annual Cash Incentive[2]	0	7,966	0	1,638	1,638	0	7,966
Accelerated Vesting of Restricted Stock[3,7]	0	4,841	0	0	5,216	0	5,216
Performance Share Units[4,7]	0	9,326	0	0	10,703	0	10,703
Other Benefits[5]	0	114	0	0	0	0	114
Total[6]	0	22,247	0	1,638	17,557	0	23,999

Jeffrey L. Ritenour

						Change in	Change in
	Retirement/	Termination				Control -	Control -
Benefits and	Voluntary	Without	Termination			No	Job
Payments	Termination	Cause	With Cause	Disability	Death	Job Loss	Loss
($)	($)	($)	($)	($)	($)	($)	($)
Base Salary/Annual Cash Incentive[2]	0	6,047	0	834	834	0	6,047
Accelerated Vesting of Restricted Stock[3,7]	0	3,075	0	0	3,253	0	3,253
Performance Share Units[4,7]	0	5,523	0	0	6,418	0	6,418
Other Benefits[5]	0	114	0	0	0	0	114
Total[6]	0	14,759	0	834	10,505	0	15,832

Dennis C. Cameron

						Change in	Change in
	Retirement/	Termination				Control -	Control -
Benefits and	Voluntary	Without	Termination			No	Job
Payments	Termination[8]	Cause	With Cause	Disability	Death	Job Loss	Loss
($)	($)	($)	($)	($)	($)	($)	($)
Base Salary/Annual Cash Incentive[2]	0	5,006	0	667	667	0	5,006
Accelerated Vesting of Restricted Stock[3,7]	2,095	2,095	0	0	2,217	0	2,217
Performance Share Units[4,7]	3,787	3,787	0	0	4,400	0	4,400
Other Benefits[5]	0	89	0	0	0	0	90
Total[6]	5,882	10,977	0	667	7,284	0	11,713

Tana K. Cashion

						Change in	Change in
	Retirement/	Termination				Control -	Control -
Benefits and	Voluntary	Without	Termination			No	Job
Payments	Termination	Cause	With Cause	Disability	Death	Job Loss	Loss
($)	($)	($)	($)	($)	($)	($)	($)
Base Salary/Annual Cash Incentive[2]	0	3,699	0	486	486	0	3,699
Accelerated Vesting of Restricted Stock[3,7]	0	1,386	0	0	1,466	0	1,466
Performance Share Units[4,7]	0	2,469	0	0	2,869	0	2,869
Other Benefits[5]	0	114	0	0	0	0	114
Total[6]	0	7,668	0	486	4,821	0	8,148

John D. Raines

						Change in	Change in
	Retirement/	Termination				Control -	Control -
Benefits and	Voluntary	Without	Termination			No	Job
Payments	Termination	Cause	With Cause	Disability	Death	Job Loss	Loss
($)	($)	($)	($)	($)	($)	($)	($)
Base Salary/Annual Cash Incentive[2]	0	2,043	0	449	449	0	2,043
Accelerated Vesting of Restricted Stock[3,7]	0	993	0	0	1,064	0	1,064
Performance Share Units[4,7]	0	1,665	0	0	1,905	0	1,905
Other Benefits[5]	0	25	0	0	0	0	81
Total[6]	0	4,726	0	449	3,418	0	5,093

1
Values in thousands (except in footnotes).
2
The tables assume a December 31, 2025 employment termination. In such a scenario, each executive would be entitled to the annual cash incentive earned.
3
Values displayed for acceleration of vesting of restricted stock represent the 2025 year-end closing market price of Devon’s common stock, which was $36.63 per share.
4
In the case of a without “cause” or for "good reason" employment termination not in connection with a change in control, performance share units remain outstanding for the duration of the performance period and thereafter pay out to the executive officer at the level earned based on the level of performance certified by the Committee, unless such employment termination occurs before the one-year anniversary of the applicable date of grant, in which case a prorated number of PSUs will remain outstanding pursuant to a formula that considers the number of days from the grant date to the termination date. Values displayed represent the trending shares of outstanding grants multiplied by the 2025 year-end closing market price of Devon’s common stock, which was $36.63.

5
Under the employment agreements, executive officers are entitled to (i) 36 months of post-termination company-paid life insurance, coverage of $1,000,000, valued based on age; ii) the equivalent of 18 months of continuing health benefits less applicable active employee premiums following termination without “cause” or following their termination in connection with a change in control; (iii) a payment in an amount equal to 18 times the monthly COBRA premium following termination without “cause” or following their termination in connection with a change in control; and (iv) outplacement services with a maximum value of $25,000. For Mr. Cameron, the amounts reported also include an enhancement in post-retirement medical benefits of approximately $864, upon a change in control. Under Mr. Raines's severance agreement, the amounts for (i), (ii) and (iii) above, respectively, are 24 months, 18 months, and 6 times the monthly COBRA premium and only applicable in the case of a termination following a change-in-control.
6
Devon’s nonqualified employee benefit plans, including the Deferred Compensation Plan and SCRPs, are subject, all or in part, to Section 409A of the Internal Revenue Code, which requires certain payments made under these plans and agreements to be delayed for six months following termination of employment.
7
In the case of a change in control, restricted stock only vests if the change in control results in a job loss for the NEO. For PSUs, shares only vest if change in control results in a job loss for the NEO or if the award is not assumed by the acquiring entity. The value shown anticipates that the award is assumed by the acquiring entity. If the award is not assumed by the acquiring entity, the PSUs vest at the greater of target level or performance trend on the date of the change-in-control, but are pro-rated for the time of the performance period that has elapsed, which as of December 31, 2025 would be valued as follows: Mr. Gaspar, $4,859,885; Mr. Ritenour, $3,321,474; Mr. Cameron, $2,280,651; Ms. Cashion, $1,483,631; and Mr. Raines, $834,126.
8
Because Mr. Cameron meets the age and services eligibility for post-retirement continuation of LTI vesting, his outstanding LTI will continue to vest after he retires. Any grant made within a year of his retirement will be prorated.

Payments and Benefits Associated with Mr. Muncrief and Mr. Harris’s Employment Termination1,2

Richard E. Muncrief

Retirement/
Benefits and	Voluntary
Payments	Termination
($)	($)
Base Salary/Annual Cash Incentive	0
Accelerated Vesting of Restricted Stock[4]	3,440
Performance Share Units[6]	6,800
Other Benefits	0
Total	10,240

David G. Harris

Termination
Benefits and	Without
Payments	Cause
($)	($)
Base Salary/Annual Cash Incentive[3]	5,213
Accelerated Vesting of Restricted Stock[5]	1,561
Performance Share Units[6]	3,090
Other Benefits	94
Total	9,958

1
Values in thousands (except in footnotes).
2
The payments and benefits received by Messrs. Muncrief and Harris in connection with their termination of employment were provided under the terms of their Employment Agreement with the Company and agreements applicable to long-term equity incentives previously granted.
3
Mr. Harris received a lump-sum payment equivalent to three times the sum of his annual salary rate in effect at the time of his employment termination from the Company and the highest annual cash incentive paid to him during the prior three years. Additionally, he received a pro-rated annual cash incentive, with the portion representing the time he worked for the Company during 2025.
4
120,246 shares of restricted stock granted to Mr. Muncrief remained outstanding at the time of Mr. Muncrief’s employment termination. For Mr. Muncrief, the amount shown values them at a price of $28.61 for the Company’s common stock, which was the closing price on April 7, 2025 (the first trading day after Mr. Muncrief’s termination).
5
Vesting of 44,449 shares of restricted stock was accelerated at the time of Mr. Harris’s employment termination. For Mr. Harris, the amount shown values them at a price of $35.12 for the Company’s common stock, which was the closing price on February 11, 2025 (the first trading day after Mr. Harris’s termination).
6
PSUs granted to Mr. Muncrief and Mr. Harris in 2023 and 2024 remained outstanding after their employment terminations. The target number of shares underlying these grants was 92,068 and 145,597, respectively, for Mr. Muncrief, and 33,995 and 53,978, respectively, for Mr. Harris. For Mr. Muncrief, the amounts shown are based on such target number of shares and a stock price of $28.61 for the Company’s common stock, which was the closing price on April 7, 2025 (the first trading day after Mr. Muncrief’s termination). For Mr. Harris, the amounts shown are based on such target number of shares and a stock price of $35.12 for the Company’s common stock, which was the closing price on February 11, 2025 (the first trading day after Mr. Harris’s termination). The performance period for the 2023 grant of PSUs ended on December 31, 2025, and the grant paid out at 63% of target. The number of shares ultimately paid out for the 2024 grant will be determined based on the Company’s TSR over the three-year performance period that ends December 31, 2026.

CEO Pay Ratio

Section 953(B) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires certain public companies to disclose the median pay of Company employees, the method of determining median employee pay (the median of the total annual compensation of all employees other than the CEO), and the ratio of CEO pay to median employee pay. Devon’s employees, which are all located in the U.S., are included in the calculation of median pay based on Devon’s employee population as of December 31, 2025.

For CEO pay, Devon used the amount for 2025 reflected in the Summary Compensation Table for the Company’s CEO for the majority of 2025 (Clay M. Gaspar), which includes LTI granted in the year. In determining the median pay of employees, Devon at year end selected the median-paid employee by aggregating base pay, annual cash incentive, and LTI for the year. Once the median-paid employee was determined, the remaining compensation elements, such as Company retirement arrangement contributions, were added to the total in order to compare the same elements of compensation that are reflected for the current CEO within the Summary Compensation Table. Based on this methodology, CEO pay is $12.6 million, median employee pay is $189.7 thousand, and the ratio is 66:1.

Pay Versus Performance Disclosure

As required by Item 402(v) of Regulation S-K, Devon is providing the following information regarding the relationship between executive compensation and its financial performance for each of the last five completed calendar years. “Compensation actually paid” includes payments made to executives during the applicable year such as salary, annual cash incentive, and various benefits. The SEC’s valuation methods for this section emphasize the changes in fair value of equity awards under applicable financial accounting standards, and as such, references to “compensation actually paid” below reflects the change in equity award values on the applicable calculation dates and does not necessarily reflect what Devon’s NEOs received year-to-year by grant, vesting, or exercise. The three PvP tables below, along with three PvP charts and their respective footnotes, are Devon’s disclosure under the applicable regulation.

PvP Table 1: Named Executive Officer “Compensation Actually Paid”1,10

Year	SCT Total Compensation for CEO[2,4]	Compensation Actually Paid to CEO[3,4]	Average SCT Total Compensation for Other NEOs[3,5]	Average Compensation Actually Paid to Other NEOs[3]	Value of a $100 Investment in Devon Based on Cumulative TSR[6,10]	Value of a $100 Investment in the Peer Group Based on Cumulative TSR[6,7,10]	Post-Tax Net Income[8,10]	CROCE[9,10]
2025 - Gaspar	$12,566	$13,660	$4,518	$4,837	$292	$242	$2.642B	31%
2025 - Muncrief	$857	$1,247
2024	$17,040	$6,709	$6,194	$2,599	$163	$157	$2.893B	36%
2023	$14,883	$814	$5,502	$1,204	$226	$152	$3.739B	42%
2022	$14,525	$41,216	$5,374	$12,292	$285	$143	$6.031B	62%
2021 - Muncrief	$11,915	$48,059	$4,596	$15,151	$191	$121	$2.808B	39%
2021 - Hager	$3,391	$32,289

1
Dollar amounts are shown in thousands, except where otherwise indicated. References to Devon’s CEO are also references to its principal executive officer (“PEO”) for purposes of this section.
2
“SCT Total” is the Summary Compensation Table’s total for the applicable year.
3
The calculation for “Compensation Actually Paid” is shown in “PvP Table 3”.
4
The CEO for each year is as follows:

2025: Clay M. Gaspar, from March 1st to the end of the year; Richard E. Muncrief, from January 1st to February 28th. After February 28th, Mr. Muncrief assumed the position of Special Advisor until his retirement in April 2025.

2024, 2023, 2022: Richard E. Muncrief.

2021: Richard E. Muncrief, from January 7th to the end of the year; David A. Hager, from January 1st to 6th. After January 6th, Mr. Hager assumed the position of Executive Chair of the Board of Directors until his retirement in early 2023.

5
The other NEOs for each year are as follows:

2025: Dennis C. Cameron, Tana K. Cashion, David G. Harris, John D. Raines, and Jeffrey L. Ritenour.

2024, 2023, 2022: Dennis C. Cameron, Clay M. Gaspar, David G. Harris, and Jeffrey L. Ritenour.

2021: Tana K. Cashion, Clay M. Gaspar, David G. Harris, Jeffrey L. Ritenour, and Lyndon C. Taylor.

6
“TSR” is Total Shareholder Return including reinvested dividends. It is a measure of finance performance indicating the growth or decline in an investment’s value over a specified period. For 2025, the “Cumulative TSR” is measured from the last trading day of 2020 to the last day of 2025; for 2024, “Cumulative TSR” is measured from the last trading day of 2019 to the last day of 2024; for 2023, “Cumulative TSR” is measured from the last trading day of 2019 to the last trading day of 2023; for 2022, the range is the last trading day of 2019 to the last trading day of 2022; and for 2021, the range is the last trading day of 2019 to the last trading day of 2021. For Devon, Cumulative TSR for 2025, 2024, 2023, 2022, and 2021 was: 192%, 63%, 126%, 185%, and 91%, respectively. For the Peer Group, Cumulative TSR was 142%, 57%, 52%, 43%, and 21% for the same periods.

7
The peer group for 2025, 2024, 2023 and 2022 was the SPDR S&P Oil & Gas Exploration & Production ETF (Symbol: XOP). The 2021 peer group was comprised of APA Corporation, ConocoPhillips, Continental Resources, Diamondback Energy, Inc., EOG Resources, Inc., Marathon Oil Corporation, Ovintiv, Inc., Pioneer Natural Resources Company, and the S&P Midcap 400 Index. Cimarex Energy Co. is excluded from this Cumulative TSR calculation due to its subsequent acquisition, and the S&P Midcap 400 is excluded due to incomparability on a market capitalized basis.
8
Post-Tax Net Income is disclosed in the Comprehensive Statements of Consolidated Earnings of the Original Filing as “Comprehensive earnings (loss) attributable to Devon.”
9
Cash Return on Capital Employed (CROCE) is an important financial measure used by the Company to link “compensation actually paid” to Company performance because of the importance of capital efficiency to successful operations in the oil and gas exploration and production industry. In Devon’s annual performance scorecard published in the “Annual Cash Incentives” section of this and prior Proxy Statements, CROCE was weighted as the joint-highest measure of performance on preset annual goals. The Company’s other important financial measures used to link “compensation actually paid” to Company performance are used to calculate Devon’s annual cash incentive and can be found on page 21.
10
The PvP Charts below illustrate the relationship between various performance measures and “Compensation Actually Paid.”

PvP Table 2: Other Measures Important in Linking Performance to “Compensation Actually Paid”

Other Important Measures[1]
Free Cash Flow(FCF)	Health & Safety	Environmental Performance	Total Oil & Gas Production	Total Capital Expenditures

1
These are the measures, in addition to CROCE, used to determine 2025 NEO annual cash incentive payments. For more information on performance, see section “Annual Cash Incentives” in this Amendment and similar disclosures in prior Proxy Statements.

PvP Table 3: Converting Summary Compensation Table Total to “Compensation Actually Paid”1,2,3

			Subtract	Subtract	Add	Add	Equals
			(-)	(-)	(+)	(+)	(=)

Year	Executive	SCT Total Compensation	Fair Value of Stock-Based Awards Granted During the Year	Change in Pension Value for the Year	The Change in the Fair Value from Start to End of the Year for All Stock Awards Outstanding[4]	Pension Service Cost and Cost of Additional Pension Benefits Due to Plan Amendment	"Compensation Actually Paid"
2025	CEO-Gaspar	$12,566	$9,634	$0	$10,728	$0	$13,660
	CEO-Muncrief	$857	$0	$0	$390	$0	$1,247
	Other NEO Average	$4,518	$2,312	$13	$2,644	$0	$4,837
2024	CEO	$17,040	$12,398	$0	$2,067	$0	$6,709
	Other NEO Average	$6,194	$4,324	$1	$730	$0	$2,599
2023	CEO	$14,883	$11,422	$0	$(2,647)	$0	$814
	Other NEO Average	$5,502	$4,012	$6	$(279)	$0	$1,204
2022	CEO	$14,525	$10,405	$0	$37,096	$0	$41,216
	Other NEO Average	$5,374	$3,717	$0	$10,635	$0	$12,292
2021	CEO-Muncrief	$11,915	$8,311	$0	$44,455	$0	$48,059
	CEO-Hager	$3,391	$712	$0	$29,610	$0	$32,289
	Other NEO Average	$4,596	$1,881	$0	$12,436	$0	$15,151

1
Dollar amounts are shown in thousands, except where otherwise indicated. Amounts in parentheses are negative. References to Devon’s CEO are also references to its PEO for purposes of this section.
2
The CEO for each year is as follows:

2025: Clay M. Gaspar, from March 1st to the end of the year; Richard E. Muncrief, from January 1st to February 28th. After February 28th, Mr. Muncrief assumed the position of Special Advisor until his retirement in April 2025.

2024, 2023, 2022: Richard E. Muncrief.

2021: Richard E. Muncrief, from January 7th to the end of the year; David A. Hager, from January 1st to 6th. After January 6th, Mr. Hager assumed the position of Executive Chair of the Board of Directors until his retirement in early 2023.

3
The other NEOs for each year are as follows:

2025: Dennis C. Cameron, Tana K. Cashion, David G. Harris, John D. Raines, and Jeffrey L. Ritenour.

2024, 2023, 2022: Dennis C. Cameron, Clay M. Gaspar, David G. Harris, and Jeffrey L. Ritenour.

2022: Dennis C. Cameron, Clay M. Gaspar, David G. Harris, and Jeffrey L. Ritenour.

2021: Tana K. Cashion, Clay M. Gaspar, David G. Harris, Jeffrey L. Ritenour, and Lyndon C. Taylor.

4
The process for determining the change in fair value under applicable financial accounting standards for stock-based compensation for this exhibit is substantially similar to that used for determining accounting value at the time of grant. For RSAs, the fair value is determined by multiplying the Fair Market Value of the underlying stock by the number of shares granted. For the interim calculations in this table, the product of the shares outstanding multiplied by the stock price at the beginning of the year (or at grant) is subtracted from the same calculation at the end of the year (or at vest). To determine grant value of PSUs, a Monte-Carlo simulation assimilating 10,000 potential outcomes is used. The Monte-Carlo simulation was rerun at the beginning and end of the year covered by this disclosure to create the interim valuations required. The table below reconciles the change in fair value of outstanding stock-based compensation awards for the period covered by this disclosure; amounts are shown in thousands. No awards were forfeited by NEOs during this period. Dividend equivalents earned on grants are included in the fair value of the awards and no other payments were made.

	2025			2024		2023		2022		2021
	CEO– Gaspar	CEO– Muncrief	Other NEO Average	CEO	Other NEO Average	CEO	Other NEO Average	CEO	Other NEO Average	CEO– Muncirief	CEO– Hager	Other NEO Average
Year End Fair Value –Awards Made During Year	$10,490	$0	$2,518	$7,657	$2,671	$7,265	$2,552	$13,005	$4,533	$18,136	$1,555	$5,130
Change in Fair Value –Awards Outstanding During Year	$798	$1,760	$469	$(4,077)	$(1,399)	$(7,388)	$(2,555)	$15,003	$4,105	$24,292	$17,015	$5,653
Change in Fair Value –Awards Vesting During Year	$(561)	$(1,371)	$(343)	$(1,513)	$(541)	$(2,524)	$(276)	$9,088	$1,997	$2,027	$11,040	$1,653
Total Change in Fair Value	$10,728	$390	$2,644	$2,067	$730	$(2,647)	$(279)	$37,096	$10,635	$44,455	$29,610	$12,436

PvP Charts: Relationship Between Performance Measures and “Compensation Actually Paid”

The following charts illustrate the relationship between “Compensation Actually Paid” and performance on the measures identified in PvP Table 1 above.

Value of a $100 Investment in Devon and the Peer Group Based on Cumulative TSR and “Compensation Actually Paid”1,2,3,4

"Compensation Actually Paid" ($000)
$50,000
$40,000
$30,000
$20,000
$10,000
$0
$300
$250
$200
$150
$100
$50
$0
Value of a $100 Investment
2021
2022
2023
2024
2025
CEO-Gaspar
CEO-Muncrief
CEO-Hager
Other NEO Average
Value of a $100 Investment in Devon Based on Cumulative TSR
Value of a $100 Investment in the Peer Group Based on Cumulative TSR

Cash Return on Capital Employed (CROCE) and “Compensation Actually Paid”1,2,3,5

Post-Tax Net Income and “Compensation Actually Paid”1,2,3,6

1
All dollar amounts shown in thousands unless otherwise labeled.
2
The CEO for each year is as follows:
2025: Clay M. Gaspar, from March 1st to the end of the year; Richard E. Muncrief, from January 1st to February 28th. After February 28th, Mr. Muncrief assumed the position of Special Advisor until his retirement in April 2025.

2024, 2023, 2022: Richard E. Muncrief
2021: Richard E. Muncrief, from January 7th to the end of the year; David A. Hager, from January 1st to 6th. After January 6th, Mr. Hager assumed the position of Executive Chair of the Board of Directors until his retirement in early 2023.

3
The other NEOs for each year are as follows:
2025: Dennis C. Cameron, Tana K. Cashion, David G. Harris, John D. Raines, and Jeffrey L. Ritenour.
2024, 2023, 2022: Dennis C. Cameron, Clay M. Gaspar, David G. Harris, and Jeffrey L. Ritenour.
2021: Tana K. Cashion, Clay M. Gaspar, David G. Harris, Jeffrey L. Ritenour, and Lyndon C. Taylor.
4
TSR, including reinvested dividends, is the performance measure on which the stock-based compensation component of “Compensation Actually Paid” is based.
5
CROCE is an important financial measure used by the Company to link “compensation actually paid” to Company performance because of the importance of capital efficiency to successful operations in the oil and gas exploration and production industry. In Devon’s annual performance scorecard published in the “Annual Cash Incentives” section of this Amendment (and the same section title in the 2021 and 2020 Proxy Statements), CROCE was weighted the joint-highest measure of performance on preset annual goals. The calculation for CROCE can be found in Appendix A.
6
Post-Tax Net Income is a measure of profitability. These numbers are reported as “Comprehensive earnings (loss) attributable to Devon” in the Company’s annual Consolidated Statements of Comprehensive Earnings. During the period covered by this disclosure, Devon did not tie any compensation plans or programs directly to this measure.

Compensation Committee Interlocks and Insider Participation

Throughout 2025, the Compensation Committee was solely comprised of independent Directors with no interlocking relationships as defined by applicable SEC rules.

Director Compensation

Director compensation is reviewed and determined annually by the Board acting upon the recommendation of the Compensation Committee. The Committee periodically obtains data on the director compensation of Devon’s principal competitors and other comparable companies. The Committee also engages an independent consultant (Meridian Compensation Partners, LLC) to supplement such data and provide additional information on director compensation and other compensation-related practices. Meridian is also retained by the Committee to advise on executive compensation. Aside from the foregoing, Meridian performs no other work for Devon.

The standard arrangement for compensating our non-management Directors consists of cash and equity awards. Devon employees receive no additional compensation for serving as Directors. Non-management Directors are also eligible to participate in two programs that allow Directors to direct contributions by Devon to charitable organizations subject to the same terms as employees. Devon’s charitable gift program matches contributions (up to $10,000 per year) made to charitable organizations by Directors and employees. In addition, contributions to the Devon Energy Corporation Political Action Committee by Directors and employees are eligible for a matching contribution (up to $5,000 per year) to charitable organizations.

Annual Retainers

The annual cash retainers in effect as of December 31, 2025, are set forth in the table below.

Type of Fee	Amount
Annual Board Retainer	$100,000
Additional Annual Non-Executive Board Chair Retainer	$87,500
Additional Annual Lead Director Retainer	$25,000
Additional Annual Retainer to the Chair of Audit Committee	$25,000
Additional Annual Retainer to the Chairs of Compensation, GEPP and SOAR Committees	$20,000
Additional Annual Retainer to Audit Committee Members	$2,000

Each non-management Director is reimbursed for reasonable expenses incurred while serving as a Director, which includes expenses associated with attending Board meetings and other functions arising from their responsibilities as a Director.

Equity Awards to Directors

The Board compensates Directors in part through equity awards (LTI Awards) in order to align the Directors’ and stockholders’ interests in the long-term performance of the Company. Following each Annual Meeting, non-management Directors are granted equity awards having a value of $230,000. In addition, our non-executive Board Chair receives an additional equity award having a value of $87,500. The LTI Awards for 2025 were made under the 2022 LTIP and applicable grant agreements in the same value as those for 2024. The grants for 2025 vested immediately, which (i) aligned the aggregate value received by the Directors with the stock-based compensation expense incurred by the Company and (ii) provided the Directors predictability on the taxable income that would result from the LTI Awards. Non-management Directors have the option to receive LTI Awards as restricted stock units with a deferred payment date rather than the standard restricted stock awards. Restricted stock units provide optionality with respect to the timing of disbursement of the LTI Award and the form of dividends.

Total Compensation for Non-Management Directors for 20251

The following table reflects the total compensation of our non-management Directors in 2025.

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards[2]	Compensation[3]	Total
Name	($)	($)	($)	($)
Barbara M. Baumann	100,000	230,009	—	330,009
John E. Bethancourt	187,500	317,525	15,000	520,025
Ann G. Fox	100,000	230,009	15,000	345,009
Gennifer F. Kelly	102,000	230,009	10,000	342,009
Kelt Kindick	120,000	230,009	15,000	365,009
John Krenicki Jr.	43,714	—	—	43,714
Karl Kurz	120,209	230,009	15,000	365,218
Michael N. Mears	102,000	230,009	10,000	342,009
Robert A. Mosbacher, Jr.	120,000	230,009	10,000	360,009
Brent J. Smolik	25,500	154,403	—	179,903
Valerie M. Williams	125,000	230,009	—	355,009

1
During 2024 and until his retirement from the Board on March 1, 2025, Richard E. Muncrief served (i) as a member of the Board and (ii) as an executive officer of the Company. Effective on March 1, 2025, Mr. Gaspar was appointed to the Board and to the positions of President and CEO of the Company. Because they were employees of the Company for the entire time that they served as Directors, Messrs. Muncrief and Gaspar received no additional compensation for their services as Directors.
2
The dollar amounts reported in this column represent the grant date fair values of each stock award made to a non-management Director in 2025, computed in accordance with FASB ASC Topic 718. For all non-management Directors, amounts include $230,009, which is the grant date fair value of an award made on June  4, 2025. For Mr. Bethancourt, the amount also includes the value of the award made to him on June 4, 2025, as Devon’s non-executive Board Chair (i.e., $87,516), The assumptions used to value stock awards are discussed in Note 4 — Share-Based Compensation of the Notes to Consolidated Financial Statements included in the Original Filing. As of December 31, 2025, no stock awards are outstanding for any non-management Director since stock awards to non-Management Directors vest immediately.
3
All amounts are matching contributions made by Devon under the programs described on page 48.
4
Mr. Krenicki retired from the Board at Devon’s 2025 Annual Meeting of Stockholders (June 4, 2025).
5
Mr. Smolik was appointed to the Board on October 1, 2025 and received a pro-rated stock award that vested immediately.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about Devon’s common stock as of December 31, 2025, that may be issued under Devon’s equity compensation plans:

Number of
Securities
Remaining
	Number of			Available for
	Securities			Future Issuance
	to be Issued		Weighted-Average	under Equity
	Upon Exercise		Exercise Price	Compensation
	of Outstanding		of Outstanding	Plans (Excluding
	Options, Warrants,		Options, Warrants,	Securities Reflected
	and Rights		and Rights	in Column (a))
Plan Category	(a)		(b)	(c)[2]
Equity compensation plans approved by security holders	1,369,889	[1]	N/A	26,952,523
Equity compensation plans not approved by security holders	0		0	0
Total	1,369,889	[1]	N/A	26,952,523

1
Represents 1,293,389 outstanding performance share units, and 76,500 outstanding restricted stock units. Shares for performance share units are included assuming target payout but may be paid out at greater or lesser amounts, or not at all, according to the achievement of performance goals.

2
Represents shares available for issuance pursuant to awards under the 2022 LTIP, which may be in the form of stock options, restricted stock awards, restricted stock units, performance units, or stock appreciation rights. Other than the 2022 LTIP, no new awards will be made under any other Devon long-term incentive plan in effect as of December 31, 2025. Under the 2022 LTIP, any shares granted as stock options or stock appreciation rights count against the number of securities available for future issuance under the 2022 LTIP as one share for each share granted. With respect to any other awards under the 2022 LTIP, any shares granted count against the number of securities available for future issuance under the 2022 LTIP as 1.74 shares for each share granted. The 2022 LTIP also provides that shares covered by awards under any Devon long-term incentive plans that are forfeited, cancelled, or expire after the effective date of the 2022 LTIP are added to the shares available for issuance under the 2022 LTIP.

Security Ownership of Certain Beneficial Owners

The following table sets forth the only persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of the Company’s common stock based on the information available as of March 31, 2026, according to beneficial ownership reports filed with the SEC:

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
The Vanguard Group	0	[2]	0%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc.	49,513,335	[3]	7.97%
50 Hudson Yards
New York, NY 10001
State Street Corporation	40,030,826	[4]	6.44%
State Street Financial Center
1 Congress Street, Suite 1
Boston, MA 02114-2016

1
Percentage calculated using the Company’s outstanding share count as of March 31, 2026.
2
Information based on a Schedule 13G/A filed with the SEC on March 26, 2026. That filing indicates that, as of January 12, 2026, The Vanguard Group does not beneficially own any shares of the Company’s common stock following an internal reorganization, pursuant to which certain subsidiaries of The Vanguard Group will report beneficial ownership separately from The Vanguard Group on a disaggregated basis. Previously, based on a Schedule 13G/A filed with the SEC on April 30, 2025, The Vanguard Group reported that, as of March 31, 2025, the aggregate amount beneficially owned was 82,780,446, which would represent 13.32% of our outstanding common stock based on the Company’s outstanding share count as of March 31, 2026. That filing indicates that The Vanguard Group has shared voting power as to 779,264 shares, sole dispositive power as to 79,756,763 shares, and shared dispositive power as to 3,023,683 shares.
3
Information based on a Schedule 13G/A filed with the SEC on January 21, 2026. That filing indicates that BlackRock, Inc. has sole voting power as to 47,344,091 shares and sole dispositive power as to 49,513,335 shares.
4
Information based on a Schedule 13G/A filed with the SEC on January 30, 2024. That filing indicates that State Street Corporation has shared voting power as to 30,447,212 shares and shared dispositive power as to 40,006,064 shares.

Security Ownership of Management

The following table sets forth as of March 31, 2026, the number and percentage of shares of our common stock beneficially owned by each of our named executive officers and Directors and by all our executive officers and Directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power of their respective beneficially owned shares.

	Common Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]		Percent of Class
Clay M. Gaspar*	941,724	[2]	**
Jeffrey L. Ritenour	498,481		**
Dennis C. Cameron	263,598		**
Tana K. Cashion	139,634		**
John E. Bethancourt*	116,904	[3]	**
Barbara M. Baumann*	96,059		**
Robert A. Mosbacher, Jr.*	90,762		**
Karl F. Kurz*	88,748		**
Kelt Kindick*	74,391	[4]	**
John D. Raines	57,001		**
Valerie M. Williams*	46,467		**
Ann G. Fox*	43,676		**
Gennifer F. Kelly*	18,631		**
Michael N. Mears*	18,442		**
Brent J. Smolik*	7,095
Richard E. Muncrief	2,139,145	[5]	**
David G. Harris	334,213	[6]	**
All of our Directors and executive officers as of March 31, 2026, as a group (17 persons)	2,583,200	[7]	**

*   Director

**  Less than 1%

1
For purposes of this table, shares beneficially owned consist of (i) shares of common stock (including unvested shares of restricted stock granted under the 2022 LTIP with respect to which executive officers and Directors have voting power) and (ii) restricted stock units held subject to the terms of the applicable long-term incentive plan by certain Directors over which such individuals have no voting or investment power, as follows: Ms. Baumann, 7,067; Mr. Bethancourt, 11,233; Ms. Kelly, 12,411; Mr. Kindick, 11,884; Mr. Kurz, 20,613; Mr. Mears, 12,222; and Ms. Williams, 37,873.
2
Includes (i) 186,289 shares held through a trust of which Mr. Gaspar is a beneficiary and (ii) 194,175 shares held through a trust of which Mr. Gaspar’s spouse is the sole trustee and a beneficiary.
3
Includes 941 shares held through a trust in which Mr. Bethancourt shares voting and investment control.
4
Includes 42,590 shares held through a trust of which Mr. Kindick’s spouse is both the sole trustee and the sole beneficiary.
5
Includes 168,408 shares held in a foundation in which Mr. Muncrief shares voting and investment control. Mr. Muncrief retired from the Board and ceased serving as President and Chief Executive Officer in March 2025, and he subsequently departed the Company in April 2025. Share amounts based on records available to the Company as of the date of his departure.
6
Includes 14,717 shares held through trusts in which Mr. Harris shares voting and investment control. Mr. Harris left the Company in February 2025. Share amounts based on records available to the Company as of the date of his departure.
7
Includes 113,303 restricted stock units held by certain Directors subject to the terms of the applicable long-term incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Relevant Independence Standard

The Company’s Corporate Governance Guidelines provide that a majority of the Board members must qualify as “independent” Directors in accordance with the listing standards of the NYSE and the related disclosure requirements in SEC Regulation S-K, Item 407(a). Additionally, (i) all of the members of the Audit Committee, the Compensation Committee, the GEPP Committee, and the SOAR Committee and (ii) at least one of the members of the Dividend Committee must be Directors determined by the Board to be independent according to applicable standards relating to board committee membership, including as set forth in the listing and other relevant standards for the Committee, Corporate Governance Guidelines, and Committee Charters.

Board Diligence Process

In assessing independence, the Board reviews whether a Director has any material relationships with Devon or any of its subsidiaries. This review considers direct and indirect relationships of a Director and any member of the Director’s immediate family, including, as relevant, such Director’s or family member’s status as a partner, shareholder, or officer of an organization that has a relationship with Devon or any of its subsidiaries. The Board also takes into account other facts and circumstances that the Board deems relevant.

Independence Determinations

Based on its review and applicable standards, the Board has affirmatively determined that (i) each of the current Directors, with the exception of Clay M. Gaspar, is an independent Director and (ii) each member of the Audit Committee, Compensation Committee, GEPP Committee, and SOAR Committee, and at least one of the members of the Dividend Committee (John Bethancourt), is independent. As a result of these determinations, 10 of the Board’s 11 current Directors are independent. The Board also previously determined that John Krenicki Jr., who retired from the Board at Devon’s 2025 annual meeting of stockholders, was independent.

Relationships Considered

The Board considered the following relationships in making its determination that all Directors, other than Mr. Gaspar, are independent. In each case, the transactions identified are routine, ordinary course transactions in which the relevant Director had no personal involvement and derived no direct personal benefit.

Director	Organization	Relationship	Summary
Barbara M. Baumann	IOG Resources	Director

IOG Resources owns non-operating interests in wells located in the Delaware Basin, including certain Devon operated wells. Well revenue and joint interest billing payments are made in the ordinary course of business.

Ann G. Fox	Nine Energy Service (Nine)	President/ CEO Director	Nine provides well completion services to Devon in the ordinary course of business.[1]
Gennifer F. Kelly	Delek Logistics	Director	Delek provides water disposal and transportation services to Devon in the ordinary course of business.
Karl F. Kurz	Texas Pacific Land (TPL)	Director	TPL owns royalty interests in Devon-operated wells and provides services to Devon in the ordinary course of business.
Michael N. Mears	Sempra Energy	Director	Sempra enters into transactions with Devon in the ordinary course of business, including purchasing energy products from Devon.
Valerie M. Williams	DTE	Director	DTE purchases energy products from Devon in the ordinary course of business.

1
One of the categorical tests under the NYSE listing standards asks whether the director is a current employee of a company that has made payments to, or received payments from, the listed company in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues. In 2023, 2024, and 2025, amounts paid by Devon to Nine were less than 1% of Nine’s consolidated gross revenues.

Related Person Transactions

The Board has approved a written policy (the Policy) to assist Devon in the collection and review of information regarding potential related person transactions and conflicts of interest. All Directors and executive officers are required to identify business and financial affiliations involving themselves or their immediate family members that could reasonably be expected to give rise to a reportable related person transaction. Based on this information, Devon staff review Devon’s records and make follow-up inquiries as necessary to identify potentially reportable related person transactions. A report summarizing such transactions is provided to the Board’s Audit Committee.

The Audit Committee reviews reports and makes recommendations to the Board as to whether an identified transaction is required to be publicly disclosed as a related person transaction. If the transaction at issue involves a member of the Committee, or a family member of a Committee member, then that member of the Committee would not participate in discussions. In the event the Committee concludes that a related person has a material interest in any Company transaction, the Committee then reviews the transaction to determine whether to approve or ratify it. Any transaction that meets the monetary threshold under the SEC rules and is determined to have a direct or indirect material benefit to a related person would be disclosed in accordance with SEC rules. The Policy provides that certain categories of transactions are not deemed to involve a material interest. Those categories align with, and in many cases are more conservative than, the standards under applicable SEC rules.

In early 2026, the Company performed its diligence for purposes of identifying potential related party transactions and provided its report to the Audit Committee. Based on the Committee’s review and discussion, the Committee has not identified any transactions that qualify as related person transactions and require disclosure.

Item 14. Principal Accountant Fees and Services

Fees to Independent Auditor

Under the terms of its Charter, the Audit Committee has the responsibility to approve the fees paid to the independent auditors. For the years ended December 31, 2024, and December 31, 2025, the following fees were paid to KPMG:

	2025		2024
Audit fees[1]	$3,900,000		$4,450,000
Audit-related fees	$600,000	[2]	$113,000	[3]
Tax fees	—		—
All other fees	—		—
Total	$4,500,000		$4,563,000

1
Audit fees consisted of fees for the annual audit of the Company’s financial statements (including the effective operation of internal controls over financial reporting), the review of quarterly reports on Form 10-Q, and certain services that generally only our independent auditor can provide (e.g., comfort letters and consents).

2 Audit-related fees consisted principally of fees for the real-time system assessment of the upgrade of the Company’s enterprise resource planning software system.
3 Audit-related fees consisted principally of fees for audits of financial statements of certain of the Company’s affiliates and subsidiaries.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by KPMG and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditors. The services and fees must be deemed compatible with the maintenance of the auditors’ independence, including compliance with SEC rules and regulations.

All of the 2025 and 2024 audit and non-audit services provided by KPMG were approved by the Audit Committee. The non-audit services that were approved by the Audit Committee were also reviewed to ensure compatibility with maintaining the auditors’ independence, and the Audit Committee determined the auditors’ independence was not impaired.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this report:

1. Consolidated Financial Statements

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing in “Item 8. Financial Statements and Supplementary Data” of the Original Filing.

2. Consolidated Financial Statement Schedules

No financial statement schedules are filed with this report on Form 10-K/A.

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

4.24

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.24 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

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

10.5

Devon Energy Corporation 2022 Long-Term Incentive Plan (amended and restated effective as of November 19, 2025) (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).*

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

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

23.2	Consent of DeGolyer and MacNaughton (incorporated by reference to Exhibit 23.2 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

31.1

Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

31.2

Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

31.3#	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4#	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

32.2

Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

97	Devon Energy Corporation Clawback Policy, adopted on November 29, 2023 (incorporated by reference to Exhibit 97 to Registrant’s Form 10-K filed February 28, 2024; File No. 001-32318).

99	Report of DeGolyer and MacNaughton (incorporated by reference to Exhibit 99 to Registrant’s Form 10-K filed February 18, 2026; File No. 001-32318).

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVON ENERGY CORPORATION

By:	/s/ JEFFREY L. RITENOUR
Jeffrey L. Ritenour
Executive Vice President and
Chief Financial Officer

Date: April 21, 2026

60