Form 10-Q
period 2026-03-31
DEVON ENERGY CORP/DE
filed 2026-05-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

On April 22, 2026, 621.4 million shares of common stock were outstanding.

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

“Coterra” means Coterra Energy Inc.

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
•
risks related to the Merger, including restrictions on our operations during the pendency of the Merger, litigation risk, the risk that the Merger Agreement may be terminated and the risk that we may not realize the anticipated benefits of the Merger or successfully integrate the two companies; and
•
any of the other risks and uncertainties discussed in this report, our 2025 Annual Report on Form 10-K and our other filings with the SEC.

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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Oil, gas and NGL sales	$2,977	$3,126
Oil, gas and NGL derivatives	(701)	(98)
Marketing and midstream revenues	1,531	1,424
Total revenues	3,807	4,452
Production expenses	894	912
Exploration expenses	25	10
Marketing and midstream expenses	1,547	1,436
Depreciation, depletion and amortization	904	912
Asset impairments	—	254
Asset dispositions	1	2
General and administrative expenses	125	130
Financing costs, net	109	123
Restructuring and transaction costs	19	18
Other, net	17	9
Total expenses	3,641	3,806
Earnings before income taxes	166	646
Income tax expense	46	137
Net earnings	120	509
Net earnings attributable to noncontrolling interests	—	15
Net earnings attributable to Devon	$120	$494
Net earnings per share:
Basic net earnings per share	$0.19	$0.77
Diluted net earnings per share	$0.19	$0.77
Comprehensive earnings:
Net earnings	$120	$509
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1
Other comprehensive earnings, net of tax	1	1
Comprehensive earnings:	121	510
Comprehensive earnings attributable to noncontrolling interests	—	15
Comprehensive earnings attributable to Devon	$121	$495

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,815	$1,434
Accounts receivable	2,250	1,792
Inventory	319	336
Other current assets	378	444
Total current assets	4,762	4,006
Oil and gas property and equipment, based on successful efforts accounting, net	23,912	23,731
Other property and equipment, net	1,686	1,688
Total property and equipment, net	25,598	25,419
Goodwill	753	753
Right-of-use assets	312	299
Investments	715	727
Other long-term assets	403	395
Total assets	$32,543	$31,599
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$975	$790
Revenues and royalties payable	1,678	1,491
Short-term debt	999	998
Other current liabilities	1,082	807
Total current liabilities	4,734	4,086
Long-term debt	7,387	7,391
Lease liabilities	206	197
Asset retirement obligations	986	863
Other long-term liabilities	940	907
Deferred income taxes	2,862	2,627
Stockholders' equity:
Common stock, $0.10 par value. Authorized 1.0 billion shares; issued 621 million and 622 million shares in 2026 and 2025, respectively	62	62
Additional paid-in capital	5,316	5,388
Retained earnings	10,171	10,200
Accumulated other comprehensive loss	(121)	(122)
Total stockholders’ equity	15,428	15,528
Total liabilities and equity	$32,543	$31,599

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net earnings	$120	$509
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	904	912
Asset impairments	—	254
Leasehold impairments	3	5
Accretion of liabilities	4	6
Total losses on commodity derivatives	701	98
Cash settlements on commodity derivatives	(57)	(10)
Losses on asset dispositions	1	2
Deferred income tax expense	234	41
Share-based compensation	22	30
Other	22	(22)
Changes in assets and liabilities, net	(299)	117
Net cash from operating activities	1,655	1,942
Cash flows from investing activities:
Capital expenditures	(839)	(934)
Acquisitions of property and equipment	(190)	(8)
Divestitures of property and equipment	2	133
Distributions from investments	9	9
Contributions to investments and other	(2)	(2)
Net cash from investing activities	(1,020)	(802)
Cash flows from financing activities:
Repurchases of common stock	(69)	(301)
Dividends paid on common stock	(155)	(163)
Contributions from noncontrolling interests	—	14
Distributions to noncontrolling interests	—	(9)
Repayment of finance leases	(3)	(274)
Shares exchanged for tax withholdings and other	(27)	(19)
Net cash from financing activities	(254)	(752)
Net change in cash, cash equivalents and restricted cash	381	388
Cash, cash equivalents and restricted cash at beginning of period	1,434	846
Cash, cash equivalents and restricted cash at end of period	$1,815	$1,234

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,763	$1,198
Restricted cash	52	36
Total cash, cash equivalents and restricted cash	$1,815	$1,234

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended March 31, 2026
Balance as of December 31, 2025	622	$62	$5,388	$10,200	$(122)	$—	$—	$15,528
Net earnings	—	—	—	120	—	—	—	120
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	1	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(94)	—	(94)
Common stock retired	(2)	—	(94)	—	—	94	—	—
Common stock dividends	—	—	—	(149)	—	—	—	(149)
Share-based compensation	—	—	22	—	—	—	—	22
Balance as of March 31, 2026	621	$62	$5,316	$10,171	$(121)	$—	$—	$15,428
Three Months Ended March 31, 2025
Balance as of December 31, 2024	651	$65	$6,387	$8,166	$(122)	$—	$208	$14,704
Net earnings	—	—	—	494	—	—	15	509
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(3)	—	—	(319)	—	(322)
Common stock retired	(9)	(1)	(318)	—	—	319	—	—
Common stock dividends	—	—	—	(154)	—	—	—	(154)
Share-based compensation	—	—	30	—	—	—	—	30
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance as of March 31, 2025	644	$64	$6,096	$8,506	$(121)	$—	$228	$14,773

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2025 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month periods ended March 31, 2026 and 2025 and Devon’s financial position as of March 31, 2026.

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

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended March 31,
	2026	2025
Oil	$2,423	$2,414
Gas	205	309
NGL	349	403
Oil, gas and NGL sales	2,977	3,126

Oil	1,001	918
Gas	254	272
NGL	276	234
Marketing and midstream revenues	1,531	1,424
Total revenues from contracts with customers	$4,508	$4,550

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.
Acquisitions and Divestitures

Pending Merger

On February 1, 2026, Devon, Coterra and Merger Sub entered into the Merger Agreement, providing for an all-stock merger of equals. Coterra is an oil and gas exploration and production company with assets in the Delaware Basin in Texas and New Mexico, Marcellus Shale in Pennsylvania and the Anadarko Basin in Oklahoma. On the closing date of the Merger, each share of Coterra common stock will be automatically converted into the right to receive 0.70 of a share of Devon common stock. No fractional shares of Devon’s common stock will be issued in the Merger, and holders of shares of Coterra common stock will instead receive cash in lieu of fractional shares of Devon common stock, if any. The Merger has been unanimously approved by the boards of directors of Devon and Coterra.

On May 4, 2026, the shareholders of Devon and Coterra each approved the Merger at their respective special meetings. The Merger is expected to close on May 7, 2026, subject to other customary closing conditions.

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

Contingent Earnout Payments

Devon was entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021, and had a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first quarter of 2025.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of March 31, 2026, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not required to post collateral to its counterparties with respect to its open derivative positions, and we would not be required to post any such collateral as a result of any change to the amount of Devon's net liability for such positions.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivatives

As of March 31, 2026, Devon had the following open oil derivative positions. The first table presents Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The second table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q2-Q4 2026	108,698	$49.51	$59.59	$71.22
Q1-Q4 2027	37,397	$45.78	$55.78	$71.89

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q2-Q4 2026	Midland Sweet	46,000	$1.10
Q2-Q4 2026	WTI/Brent	8,625	$(5.61)
Q2-Q4 2026	NYMEX Roll	86,051	$1.24
Q1-Q4 2027	Magellan East Houston	20,000	$1.77
Q1-Q4 2027	Midland Sweet	46,000	$1.00

As of March 31, 2026, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q2-Q4 2026	247,500	$3.80	230,000	$3.26	$4.90
Q1-Q4 2027	—	$—	90,000	$3.50	$4.31

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q2-Q4 2026	Houston Ship Channel	50,000	$(0.29)
Q2-Q4 2026	WAHA	150,000	$(1.79)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities on the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis on the consolidated balance sheets. The table below presents a summary of these positions as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$126	$(4)	$122	$199	$(7)	$192	Other current assets
Long-term derivative asset	4	—	4	2	—	2	Other long-term assets
Short-term derivative liability	(526)	4	(522)	(8)	7	(1)	Other current liabilities
Long-term derivative liability	(55)	—	(55)	—	—	—	Other long-term liabilities
Total derivative asset (liability)	$(451)	$—	$(451)	$193	$—	$193

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Three Months Ended March 31,
	2026	2025
G&A	$22	$24
Restructuring and transaction costs	—	6
Total	$22	$30

Related income tax benefit	$5	$3

Under its approved long-term incentive plan, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plan.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/25	4,653	$40.79	1,293		$58.82
Granted	1,931	$43.48	439		$61.73
Vested	(1,468)	$44.54	(200)		$81.70
Forfeited	(42)	$41.03	(117)		$81.70
Unvested at 3/31/26	5,074	$40.73	1,415	(1)	$54.59

(1)
A maximum of 2.8 million common shares could be awarded based upon Devon’s final TSR ranking.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the assumptions related to the performance share units granted in 2026, as indicated in the previous summary table.

2026
Grant-date fair value	$61.73
Risk-free interest rate	3.52%
Volatility factor	33.80%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of March 31, 2026.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$169	$40
Weighted average period for recognition (years)	3.0	2.3

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

	Three Months Ended March 31,
	2026	2025
Earnings before income taxes	$166	$646

Current income tax expense (benefit)	$(188)	$96
Deferred income tax expense	234	41
Total income tax expense	$46	$137

U.S. statutory income tax rate	21%	21%
State income taxes	3%	1%
Other	4%	(1%)
Effective income tax rate	28%	21%

On February 18, 2026, the IRS issued additional interim CAMT guidance through Notice 2026-7 (“the Notice”). In addition to other provisions, the Notice includes a new Adjusted Financial Statement Income (“AFSI”) adjustment beginning in 2025 for amortization of domestic research costs, including accelerated amortization under the OBBB transition rule. Accordingly, Devon's first quarter 2026 income tax expense included a current tax benefit of approximately $218 million and a corresponding deferred tax expense associated with the deferral of income taxes resulting from the Notice.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended March 31,
	2026	2025
Net earnings available to common shareholders - basic and diluted	$120	$494
Common shares:
Average common shares outstanding - basic	616	643
Dilutive effect of potential common shares issuable	2	2
Average common shares outstanding - diluted	618	645
Net earnings per share available to common shareholders:
Basic	$0.19	$0.77
Diluted	$0.19	$0.77

8.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended March 31,
	2026	2025
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(122)	$(122)
Recognition of net actuarial loss and prior service cost in earnings (1)	2	1
Income tax expense	(1)	—
Accumulated other comprehensive loss, net of tax	$(121)	$(121)

(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.

9.
Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
Changes in assets and liabilities, net:
Accounts receivable	$(462)	$(63)
Other current assets	12	(35)
Other long-term assets	(7)	(85)
Accounts payable and revenues and royalties payable	379	248
Other current liabilities	(212)	(57)
Other long-term liabilities	(9)	109
Total	$(299)	$117
Supplementary cash flow data:
Interest paid	$152	$160
Income taxes paid	$4	$—

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.
Accounts Receivable

Components of accounts receivable include the following:

	March 31, 2026	December 31, 2025
Oil, gas and NGL sales	$1,210	$865
Joint interest billings	281	245
Marketing and midstream revenues	754	669
Other	12	20
Gross accounts receivable	2,257	1,799
Allowance for doubtful accounts	(7)	(7)
Net accounts receivable	$2,250	$1,792

11.
Property and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	March 31, 2026	December 31, 2025
Property and equipment:
Proved	$59,690	$58,573
Unproved and properties under development	1,852	1,910
Total oil and gas	61,542	60,483
Less accumulated DD&A	(37,630)	(36,752)
Oil and gas property and equipment, net	23,912	23,731
Other property and equipment	2,412	2,624
Less accumulated DD&A	(726)	(936)
Other property and equipment, net	1,686	1,688
Property and equipment, net	$25,598	$25,419

12.
Investments

The following table presents Devon's investments shown on the consolidated balance sheets.

	% Interest	Carrying Amount
Investments	March 31, 2026	March 31, 2026	December 31, 2025
WaterBridge	14%	$267	$268
Catalyst	50%	240	247
Fervo	15%	163	162
Other	Various	45	50
Total		$715	$727

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes, debentures and Term Loan reflected below are senior, unsecured obligations of Devon.

	March 31, 2026	December 31, 2025
7.50% due September 15, 2027	$73	$73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.20% due September 15, 2034	1,250	1,250
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	1,000
Term Loan due September 25, 2026	1,000	1,000
Net premium on debentures and notes	21	23
Debt issuance costs	(49)	(48)
Total debt	$8,386	$8,389
Less amount classified as short-term debt	999	998
Total long-term debt	$7,387	$7,391

Credit Lines

Devon has a $3.0 billion revolving Senior Credit Facility. In the first quarter of 2026, Devon amended the credit agreement governing the Senior Credit Facility to, among other things, extend the maturity date from March 24, 2030 to March 24, 2031, with the option to extend the maturity date by three additional one-year periods, subject to lender consent. As of March 31, 2026, Devon had no outstanding borrowings under the Senior Credit Facility and had less than $1.0 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon's ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of March 31, 2026, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 24.9%.

Term Loan Credit Agreement

In August 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. The Term Loan bears interest at a rate based on term SOFR plus a spread adjustment that varies based on Devon's credit ratings. The interest rate on the Term Loan was 5.2% as of March 31, 2026.

The Term Loan Credit Agreement contains substantially the same financial covenant as the Senior Credit Facility. As of March 31, 2026, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 24.9%.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Retirement of Senior Notes

On September 15, 2025, Devon early redeemed the $485 million of 5.85% senior notes due in December 2025 pursuant to the “par-call” rights set forth in the indenture document.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended March 31,
	2026	2025
Net financing costs:
Interest based on debt outstanding	$118	$127
Interest income	(14)	(10)
Other	5	6
Total net financing costs	$109	$123

14.
Leases

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. As of March 31, 2026, Devon’s financing lease right-of-use assets primarily relate to equipment related to the exploration, development and production of oil and gas. During the first quarter of 2025, Devon extinguished an approximately $300 million real estate finance lease by making a cash payment of $274 million and recognized a gain on early lease extinguishment in other, net related to the difference on the accompanying consolidated statement of comprehensive earnings. For additional information, see Note 5.

The following table presents Devon’s right-of-use assets and lease liabilities as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$32	$280	$312	$23	$276	$299
Lease liabilities:
Current lease liabilities (1)	$8	$95	$103	$7	$95	$102
Long-term lease liabilities	21	185	206	16	181	197
Total lease liabilities (2)	$29	$280	$309	$23	$276	$299

(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of March 31, 2026 and are therefore excluded from the amounts shown above.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Three Months Ended March 31,
	2026	2025
Asset retirement obligations as of beginning of period	$906	$807
Liabilities incurred	11	11
Liabilities settled and divested	(11)	(8)
Revision and reclassification of estimated obligation	107	55
Accretion expense on discounted obligation	14	12
Asset retirement obligations as of end of period	1,027	877
Less current portion	41	42
Asset retirement obligations, long-term	$986	$835

During the first quarters of 2026 and 2025, Devon increased its asset retirement obligations by approximately $107 million and $55 million, respectively, primarily due to changes in current cost estimates for its oil and gas assets.

16.
Stockholders’ Equity

Share Repurchases

Devon’s Board of Directors has authorized a $5.0 billion share repurchase program with a June 30, 2026 expiration date. Pursuant to the terms of the Merger Agreement, Devon’s share repurchase activity has been suspended and is expected to remain suspended through the completion of the Merger. The table below provides information regarding purchases of Devon’s common stock under the $5.0 billion share repurchase program (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
$5.0 Billion Plan
2021	13,983	$589	$42.15
2022	11,708	718	$61.36
2023	19,350	992	$51.23
2024	23,944	1,044	$43.61
2025:
First quarter	8,505	301	$35.33
Second quarter	7,866	249	$31.78
Third quarter	7,324	250	$34.06
Fourth quarter	7,118	250	$35.12
2025 Total	30,813	1,050	$34.07
2026:
First quarter	1,850	69	$37.39
Total plan	101,648	$4,462	$43.90

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Dividends

Devon pays a quarterly dividend which can be comprised of a fixed dividend and a variable dividend. The variable dividend is dependent on quarterly cash flows, among other factors. The following table summarizes Devon’s dividends paid for the first quarter of 2026 and 2025, respectively.

	Dividends	Rate Per Share
2026:
First quarter	$155	$0.24
2025:
First quarter	$163	$0.24

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

Royalty Matters

Numerous oil and natural gas producers and related parties, including Devon, have been named in various lawsuits alleging royalty underpayments. Devon is currently named as a defendant in a number of such lawsuits, including some lawsuits in which the plaintiffs seek to certify classes of similarly situated plaintiffs. Among the allegations typically asserted in these suits are claims that Devon used below-market prices, made improper deductions, paid royalty proceeds in an untimely manner without including required interest, used improper measurement techniques and entered into gas purchase and processing arrangements with affiliates that resulted in underpayment of royalties in connection with oil, natural gas and NGLs produced and sold. Devon is also involved in governmental agency proceedings and royalty audits and is subject to related contracts and regulatory controls in the ordinary course of business, some that may lead to additional royalty claims. As of March 31, 2026, Devon has accrued approximately $60 million in other current liabilities pertaining to such royalty matters.

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

Other Indemnifications and Legacy Matters

Pursuant to various sale agreements relating to divested businesses and assets, Devon has indemnified various purchasers against liabilities that they may incur with respect to the businesses and assets acquired from Devon. Additionally, federal, state and other laws in areas of former operations may require previous operators (including corporate successors of previous operators) to perform or make payments in certain circumstances where the current operator may no longer be able to satisfy the applicable obligation. Such obligations may include plugging and abandoning wells, removing production facilities, undertaking other restorative actions or performing requirements under surface agreements in existence at the time of disposition. For example, a predecessor entity of a Devon subsidiary previously sold certain private, state and federal oil and gas leases covering properties in shallow waters off the coast of Louisiana in the Gulf of America. These assets are generally referred to as the East Bay Field. The current operator of the East Bay Field filed for protection under Chapter 11 of the U.S. Bankruptcy Code and was unable to satisfy the eventual decommissioning obligations associated with the East Bay Field. Other companies in the chain of title of the East Bay Field have also sought bankruptcy protection and will also likely be unable to satisfy the eventual decommissioning obligations associated with the East Bay Field.

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

As of March 31, 2026, Devon has accrued approximately $175 million of contingent liabilities related to such decommissioning legacy matters, including liabilities associated with the East Bay Field.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2026 and December 31, 2025, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2026 assets (liabilities):
Cash equivalents	$1,021	$1,021	$1,021	$—	$—
Commodity derivatives	$126	$126	$—	$126	$—
Commodity derivatives	$(577)	$(577)	$—	$(577)	$—
Debt	$(8,386)	$(8,292)	$—	$(8,292)	$—
December 31, 2025 assets (liabilities):
Cash equivalents	$764	$764	$764	$—	$—
Commodity derivatives	$194	$194	$—	$194	$—
Commodity derivatives	$(1)	$(1)	$—	$(1)	$—
Debt	$(8,389)	$(8,290)	$—	$(8,290)	$—

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

Level 3 Fair Value Measurements

Devon had no fair value measurements using Level 3 inputs at March 31, 2026 or December 31, 2025.

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

Devon’s chief operating decision maker is the executive committee, which includes, among others, the chief executive officer, chief operating officers and chief financial officer. To assess the performance of its assets, Devon uses net earnings. Devon believes net earnings provides information useful in assessing its operating and financial performance across periods.

The following table reflects Devon’s net earnings, assets and capital expenditures for the time periods presented below.

	Three Months Ended March 31,
	2026	2025
Total revenues	$3,807	$4,452

LOE	486	479
Gathering, processing & transportation	191	204
Production and property taxes	217	229
Total significant expenses	894	912
Marketing and midstream expenses	1,547	1,436
DD&A	904	912
G&A	125	130
Financing costs, net	109	123
Income tax expense	46	137
Other segment items (1)	62	293
Total expenses	3,687	3,943

Net earnings	$120	$509

Total assets	$32,543	$30,928

Capital expenditures, including acquisitions	$999	$972
(1)
Other segment items included in segment net earnings are exploration expenses, asset impairments, asset dispositions, restructuring and transaction costs and other, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month period ended March 31, 2026 compared to previous periods, and in our financial condition and liquidity since December 31, 2025. For information regarding our critical accounting policies and estimates, see our 2025 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On February 1, 2026, we entered into the Merger Agreement, providing for an all-stock merger of equals with Coterra. The Merger will create a leading large-cap shale operator with an asset base anchored by a premier position in the economic core of the Delaware Basin. The Merger is expected to unlock substantial value for shareholders by leveraging enhanced scale to improve margins, increase free cash flow and accelerate cash returns through the capture of $1.0 billion in sustainable annual synergies. As a company, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing operational excellence. Our recent performance highlights for these priorities include the following items for the first quarter of 2026:

•
Oil production totaled 387 MBbls/d, delivering at the top end of guidance.
•
As of March 31, 2026, completed approximately 89% of our authorized $5.0 billion share repurchase program with approximately 102 million of our common shares purchased for approximately $4.5 billion, or $43.90 per share since inception of the plan.
•
Exited with $4.8 billion of liquidity, including $1.8 billion of cash.
•
Generated $1.7 billion of operating cash flow and $6.4 billion for the trailing twelve months.
•
Paid dividends of $155 million.
•
On track to achieve 100% of our $1.0 billion optimization plan ahead of schedule.
•
Earnings attributable to Devon were $120 million, or $0.19 per diluted share.
•
Core earnings (Non-GAAP) were $641 million, or $1.04 per diluted share.

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices, which can be volatile due to several varying factors. As shown in the graph below, during the first quarter of 2026, commodity prices have experienced heightened volatility, driven primarily by significant geopolitical events, including conflict in the Middle East and disruptions to global oil supply, along with continued uncertainty in global trade policy and OPEC+ production decisions. As a result, our net earnings were reduced by a $0.6 billion non-cash valuation loss on our commodity derivatives.

Despite the potential negative impacts of higher inflation rates and supply chain disruptions created by these developments, we remain committed to capital discipline and delivering the objectives that underpin our current plan. Our disciplined, returns-driven strategy is designed to adapt to market fluctuations by reducing activity when necessary to maximize free cash flow generation. We will continue to prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events. Our cash-return objectives remain focused on opportunistic share repurchases, funding our dividends, repaying debt at upcoming maturities and building cash balances. To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we implemented a business optimization plan early in 2025 targeting a $1.0 billion improvement in annual pre-tax cash flow. The plan included actions to achieve more efficient field-level operations and improvements in drilling and completion costs, along with enhanced operating margins and reduced corporate costs. We are on track to achieve the full $1.0 billion target ahead of our original year-end 2026 timeline.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q1 2026 vs. Q4 2025

Our first quarter 2026 and fourth quarter 2025 net earnings were $120 million and $562 million, respectively. The graph below shows the change in net earnings from the fourth quarter of 2025 to the first quarter of 2026. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2026	% of Total	Q4 2025	Change
Oil (MBbls/d)
Delaware Basin	225	58%	234	-4%
Rockies	103	27%	102	1%
Eagle Ford	43	11%	39	10%
Anadarko Basin	12	3%	12	0%
Other	4	1%	3	N/M
Total	387	100%	390	-1%

	Q1 2026	% of Total	Q4 2025	Change
Gas (MMcf/d)
Delaware Basin	831	60%	848	-2%
Rockies	230	17%	234	-2%
Eagle Ford	76	6%	56	35%
Anadarko Basin	235	17%	246	-4%
Other	1	0%	1	N/M
Total	1,373	100%	1,385	-1%

	Q1 2026	% of Total	Q4 2025	Change
NGLs (MBbls/d)
Delaware Basin	137	63%	146	-7%
Rockies	46	21%	51	-10%
Eagle Ford	11	5%	10	12%
Anadarko Basin	24	11%	24	0%
Other	—	0%	—	N/M
Total	218	100%	231	-6%

	Q1 2026	% of Total	Q4 2025	Change
Combined (MBoe/d)
Delaware Basin	501	60%	521	-4%
Rockies	187	23%	192	-2%
Eagle Ford	66	8%	57	14%
Anadarko Basin	75	9%	77	-2%
Other	4	0%	4	N/M
Total	833	100%	851	-2%

From the fourth quarter of 2025 to the first quarter of 2026, the change in volumes contributed to a $94 million decrease in earnings. The decrease in volumes was driven by natural declines and winter weather-related downtime, primarily in the Delaware Basin.

Realized Prices

	Q1 2026	Realization	Q4 2025	Change
Oil (per Bbl)
WTI index	$72.10		$59.09	22%
Realized price, unhedged	$69.66	97%	$57.19	22%
Cash settlements	$(1.72)		$2.47
Realized price, with hedges	$67.94	94%	$59.66	14%

	Q1 2026	Realization	Q4 2025	Change
Gas (per Mcf)
Henry Hub index	$5.05		$3.55	42%
Realized price, unhedged	$1.66	33%	$1.33	25%
Cash settlements	$0.02		$0.25
Realized price, with hedges	$1.68	33%	$1.58	6%

	Q1 2026	Realization	Q4 2025	Change
NGLs (per Bbl)
WTI index	$72.10		$59.09	22%
Realized price, unhedged	$17.80	25%	$16.86	6%
Cash settlements	$—		$0.23
Realized price, with hedges	$17.80	25%	$17.09	4%

	Q1 2026	Q4 2025	Change
Combined (per Boe)
Realized price, unhedged	$39.70	$32.92	21%
Cash settlements	$(0.76)	$1.60
Realized price, with hedges	$38.94	$34.52	13%

From the fourth quarter of 2025 to the first quarter of 2026, realized prices contributed to a $493 million increase in earnings. Unhedged realized oil, gas and NGL prices increased primarily due to higher WTI, Henry Hub and Mont Belvieu index prices.

We currently have approximately 30% and 35% of our remaining anticipated 2026 oil and gas production hedged, respectively.

Hedge Settlements

	Q1 2026	Q4 2025	Change
	Q
Oil	$(60)	$89	-167%
Natural gas	3	31	-90%
NGL	—	5	N/M
Total cash settlements (1)	$(57)	$125	-146%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2026	Q4 2025	Change
LOE	$486	$479	1%
Gathering, processing & transportation	191	195	-2%
Production taxes	205	172	19%
Property taxes	12	15	-20%
Total	$894	$861	4%
Per Boe:
LOE	$6.48	$6.11	6%
Gathering, processing & transportation	$2.54	$2.49	2%
Percent of oil, gas and NGL sales:
Production taxes	6.9%	6.7%	3%

Production expenses increased during the first quarter of 2026 primarily due to higher production taxes resulting from an increase in WTI, Henry Hub and Mont Belvieu index prices.

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

	Q1 2026	$ per BOE	Q4 2025	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,253	$27.77	$1,083	$22.60
Rockies	451	$26.80	341	$19.32
Eagle Ford	238	$40.18	177	$33.51
Anadarko Basin	129	$19.18	106	$15.02
Other	12	N/M	10	N/M
Total	$2,083	$27.78	$1,717	$21.93

DD&A

	Q1 2026	Q4 2025	Change
Oil and gas per Boe	$11.71	$10.85	8%

Oil and gas	$878	$850	3%
Other property and equipment	26	40	-35%
Total DD&A	$904	$890	2%

DD&A increased in the first quarter of 2026 primarily due to an increase in the oil and gas DD&A rate. The largest contributor to the higher rate was our 2025 drilling and development activity.

G&A

	Q1 2026	Q4 2025	Change
G&A per Boe	$1.67	$1.72	-3%

Labor and benefits	$64	$70	-9%
Non-labor	61	65	-6%
Total	$125	$135	-7%

Other Items

	Q1 2026	Q4 2025	Change in earnings
Commodity hedge valuation changes (1)	$(644)	$59	$(703)
Marketing and midstream operations	(16)	(30)	14
Exploration expenses	25	5	(20)
Asset dispositions	1	(1)	(2)
Net financing costs	109	107	(2)
Restructuring and transaction costs	19	—	(19)
Other, net	17	(12)	(29)
			$(761)
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

In the first quarter of 2026, we incurred transaction costs of approximately $19 million, which included various legal, advisory and other consulting costs associated with the Merger.

Income Taxes

	Q1 2026	Q4 2025
Current expense (benefit)	$(188)	$23
Deferred expense	234	162
Total expense	$46	$185
Current tax rate	-114%	3%
Deferred tax rate	142%	22%
Effective income tax rate	28%	25%

For discussion on income taxes, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Q1 2026 vs. Q1 2025

Our first quarter 2026 and first quarter 2025 net earnings were $120 million and $509 million, respectively. The graph below shows the change in net earnings from the first quarter of 2025 to the first quarter of 2026. The material changes are further discussed by category on the following pages.

Production Volumes

	Q1 2026	% of Total	Q1 2025	Change
Oil (MBbls/d)
Delaware Basin	225	58%	216	4%
Rockies	103	27%	112	-8%
Eagle Ford	43	11%	45	-5%
Anadarko Basin	12	3%	11	5%
Other	4	1%	4	N/M
Total	387	100%	388	0%

	Q1 2026	% of Total	Q1 2025	Change
Gas (MMcf/d)
Delaware Basin	831	60%	744	12%
Rockies	230	17%	233	-1%
Eagle Ford	76	6%	117	-35%
Anadarko Basin	235	17%	252	-6%
Other	1	0%	—	N/M
Total	1,373	100%	1,346	2%

	Q1 2026	% of Total	Q1 2025	Change
NGLs (MBbls/d)
Delaware Basin	137	63%	118	16%
Rockies	46	21%	44	3%
Eagle Ford	11	5%	15	-29%
Anadarko Basin	24	11%	26	-8%
Other	—	0%	—	N/M
Total	218	100%	203	7%

	Q1 2026	% of Total	Q1 2025	Change
Combined (MBoe/d)
Delaware Basin	501	60%	458	9%
Rockies	187	23%	195	-4%
Eagle Ford	66	8%	79	-17%
Anadarko Basin	75	9%	79	-5%
Other	4	0%	4	N/M
Total	833	100%	815	2%

From the first quarter of 2025 to the first quarter of 2026, the change in volumes contributed to a $26 million increase in earnings. Volumes increased primarily due to new well activity in the Delaware Basin.

Realized Prices

	Q1 2026	Realization	Q1 2025	Change
Oil (per Bbl)
WTI index	$72.10		$71.50	1%
Realized price, unhedged	$69.66	97%	$69.13	1%
Cash settlements	$(1.72)		$0.02
Realized price, with hedges	$67.94	94%	$69.15	-2%

	Q1 2026	Realization	Q1 2025	Change
Gas (per Mcf)
Henry Hub index	$5.05		$3.65	38%
Realized price, unhedged	$1.66	33%	$2.55	-35%
Cash settlements	$0.02		$(0.07)
Realized price, with hedges	$1.68	33%	$2.48	-32%

	Q1 2026	Realization	Q1 2025	Change
NGLs (per Bbl)
WTI index	$72.10		$71.50	1%
Realized price, unhedged	$17.80	25%	$22.03	-19%
Cash settlements	$—		$(0.10)
Realized price, with hedges	$17.80	25%	$21.93	-19%

	Q1 2026	Q1 2025	Change
Combined (per Boe)
Realized price, unhedged	$39.70	$42.58	-7%
Cash settlements	$(0.76)	$(0.13)
Realized price, with hedges	$38.94	$42.45	-8%

From the first quarter of 2025 to the first quarter of 2026, realized prices contributed to a $175 million decrease in earnings. This decrease was primarily due to lower unhedged realized gas and NGL prices. This decrease was partially offset by an increase in unhedged realized oil prices. Realized prices were also negatively impacted by oil hedge cash settlements.

Hedge Settlements

	Q1 2026	Q1 2025	Change
Oil	$(60)	$—	N/M
Natural gas	3	(8)	138%
NGL	—	(2)	N/M
Total cash settlements (1)	$(57)	$(10)	-470%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q1 2026	Q1 2025	Change
LOE	$486	$479	1%
Gathering, processing & transportation	191	204	-6%
Production taxes	205	212	-3%
Property taxes	12	17	-29%
Total	$894	$912	-2%
Per Boe:
LOE	$6.48	$6.53	0%
Gathering, processing & transportation	$2.54	$2.78	-9%
Percent of oil, gas and NGL sales:
Production taxes	6.9%	6.8%	2%

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

	Q1 2026	$ per BOE	Q1 2025	$ per BOE
Field-level cash margin (Non-GAAP)
Delaware Basin	$1,253	$27.77	$1,283	$31.13
Rockies	451	$26.80	509	$29.01
Eagle Ford	238	$40.18	270	$37.98
Anadarko Basin	129	$19.18	136	$19.13
Other	12	N/M	16	N/M
Total	$2,083	$27.78	$2,214	$30.16

DD&A and Asset Impairments

	Q1 2026	Q1 2025	Change
Oil and gas per Boe	$11.71	$12.07	-3%

Oil and gas	$878	$886	-1%
Other property and equipment	26	26	0%
Total DD&A	$904	$912	-1%

Asset impairments	$—	$254	N/M

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. See Note 5 in "Part I. Financial Information – Item 1. Financial Statements" of this report for further discussion.

G&A

	Q1 2026	Q1 2025	Change
G&A per Boe	$1.67	$1.77	-6%

Labor and benefits	$64	$70	-9%
Non-labor	61	60	2%
Total	$125	$130	-4%

Other Items

	Q1 2026	Q1 2025	Change in earnings
Commodity hedge valuation changes (1)	$(644)	$(88)	$(556)
Marketing and midstream operations	(16)	(12)	(4)
Exploration expenses	25	10	(15)
Asset dispositions	1	2	1
Net financing costs	109	123	14
Restructuring and transaction costs	19	18	(1)
Other, net	17	9	(8)
			$(569)
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

Income Taxes

	Q1 2026	Q1 2025
Current expense	$(188)	$96
Deferred expense	234	41
Total expense	$46	$137
Current tax rate	-114%	15%
Deferred tax rate	142%	6%
Effective income tax rate	28%	21%

For information on income taxes, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Operating cash flow	$1,655	$1,942
Capital expenditures	(839)	(934)
Acquisitions of property and equipment	(190)	(8)
Divestitures of property, equipment and investments	2	133
Investment activity, net	7	7
Repurchases of common stock	(69)	(301)
Common stock dividends	(155)	(163)
Noncontrolling interest activity, net	—	5
Repayment of finance leases	(3)	(274)
Other	(27)	(19)
Net change in cash, cash equivalents and restricted cash	$381	$388
Cash, cash equivalents and restricted cash at end of period	$1,815	$1,234

Operating Cash Flow

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow funded our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for share repurchases and dividends.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended March 31,
	2026	2025
Delaware Basin	$449	$468
Rockies	223	222
Eagle Ford	116	151
Anadarko Basin	29	45
Other	1	1
Total oil and gas	818	887
Midstream	16	32
Other	5	15
Total capital expenditures	$839	$934

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first three months of 2026 represented approximately 51% of our operating cash flow.

Acquisitions of Property and Equipment

During the first three months of 2026, we completed acquisitions of property primarily related to state and federal land sales in the Delaware Basin.

Divestitures of Property and Equipment

During the first three months of 2025, we generated $133 million in proceeds primarily from the sale of headquarters-related real estate assets as part of our real estate rationalization initiatives. For additional information, see Note 5 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first three months of 2026 and 2025, we received distributions from our investments of $9 million and $9 million, respectively. We contributed $2 million and $2 million to our investments during the first three months of 2026 and 2025, respectively.

Shareholder Distributions and Stock Activity

We repurchased approximately 1.9 million shares of common stock for $69 million and approximately 8.5 million shares of common stock for $301 million under the share repurchase program authorized by our Board of Directors in the first three months of 2026 and 2025, respectively. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the first quarter of 2026 and 2025.

	Dividends	Rate Per Share
2026:
First quarter	$155	$0.24
2025:
First quarter	$163	$0.24

Noncontrolling Interest Activity, net

On August 1, 2025, Devon completed the acquisition of all outstanding noncontrolling interests in CDM for $260 million. Accordingly, all future net income and cash flows from CDM are fully attributable to Devon and there will be no further distributions to or contributions from noncontrolling interest holders.

During the first three months of 2025, we distributed $9 million to our noncontrolling interests in CDM. During the first three months of 2025, we received $14 million in contributions from our noncontrolling interests.

Repayment of Finance Lease

During the first three months of 2025, we paid $274 million in cash to extinguish a finance lease related to a headquarters-related real estate asset as part of our real estate rationalization initiatives. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

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

To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we implemented a business optimization plan targeting a $1.0 billion improvement in annual pre-tax cash flow. The optimization initiatives were primarily focused on capital efficiencies, production optimization, commercial opportunities and corporate cost reductions. We are on track to achieve 100% of our $1.0 billion optimization plan ahead of our original year-end 2026 timeline.

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

Strategic Merger of Equals

On February 1, 2026, Devon and Coterra entered into the Merger Agreement to combine in an all-stock merger of equals transaction expected to close on May 7, 2026. The strategic combination is expected to unlock substantial value for shareholders by leveraging enhanced scale to improve margins, increase free cash flow and accelerate cash returns through the capture of $1.0 billion in sustainable annual synergies. Following the Merger and subject to the approval of the board of directors of the combined company, we expect to enhance cash returns to shareholders through a planned quarterly dividend of $0.315 per share and a new share repurchase authorization exceeding $5 billion.

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the first quarter of 2026, we held approximately $1.8 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

Commodity Prices – The most uncertain and volatile variables for our operating cash flow are the prices of the oil, gas and NGLs we produce and sell. Prices are determined primarily by prevailing market conditions. Regional and worldwide economic uncertainty arising from geopolitical events, including conflict in the Middle East and related disruptions to global oil supply, weather, changes in public policy and other highly variable factors influence market conditions for these products. These factors, which are difficult to predict, create volatility in prices and are beyond our control.

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of March 31, 2026 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Additionally, the economic uncertainty arising from geopolitical events, including conflict in the Middle East and related disruptions to global oil supply, as well as evolving U.S. trade policies and tariff actions, may contribute to higher inflation rates and disrupt supply chains, negatively impacting our cash flow. While we actively work to mitigate the impact of these potential risks through operational efficiencies gained from the scale of our operations, as well as by leveraging long-standing relationships with our suppliers, the ultimate impacts remain uncertain.

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

Credit Availability

As of March 31, 2026, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At March 31, 2026, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

Our Board of Directors has authorized a $5.0 billion share repurchase program that expires on June 30, 2026. Through April 2026, we had executed $4.5 billion of the authorized program. Pursuant to the terms of the Merger Agreement, our share repurchase activity has been suspended and is expected to remain suspended through the completion of the Merger.

Capital Expenditures

Our capital expenditures budget for the remainder of 2026 is expected to be consistent with our current operating plans, exclusive of merger-related impacts. Our capital expenditures budget reflecting the combined company will be finalized and communicated following the close of the Merger.

Tax Contingencies

As we are regularly audited by tax authorities, we have and will continue to have our tax positions challenged. Certain tax authorities require material cash deposits be made to further dispute and respond to any of our challenged tax positions. The Canada Revenue Agency (“CRA”) proposed several material adjustments to prior tax years relating to our legacy Canadian business. We have been engaging with the CRA to resolve these matters, but, based on recent communications, we expect the CRA to make formal assessments for such adjustments. We disagree with the proposed adjustments and intend to vigorously contest any related assessments, which may require us to make material cash deposits while the matters are being resolved.

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

On July 4, 2025, OBBB was signed into law. In addition to other provisions, OBBB includes permanent reinstatement of 100% bonus depreciation and the expensing of domestic research costs beginning in 2025 and allows for deduction of intangible drilling costs as part of the computation of the CAMT beginning in 2026. On February 18, 2026, the IRS issued additional interim CAMT guidance through Notice 2026-7. In addition to other provisions, the Notice includes a new AFSI adjustment beginning in 2025 for amortization of domestic research costs, including accelerated amortization under the OBBB transition rule, the impact of which was recorded in the first quarter of 2026. We continue to monitor for additional OBBB guidance.

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during first quarter 2026 for Devon.

For additional information regarding our critical accounting policies and estimates, see our 2025 Annual Report on Form 10-K.

Non-GAAP Measures

We utilize “core earnings attributable to Devon” and “core earnings per share attributable to Devon” that are not required by or presented in accordance with GAAP. These non-GAAP measures are not alternatives to GAAP measures and should not be considered in isolation or as a substitute for analysis of our results reported under GAAP. Core earnings attributable to Devon, as well as the per share amount, represent net earnings excluding certain non-cash and other items that are typically excluded by securities analysts in their published estimates of our financial results. Our non-GAAP measures are typically used as a quarterly performance measure. Amounts excluded relate to asset dispositions, non-cash asset impairments (including unproved asset impairments), fair value changes in derivative financial instruments and restructuring and transaction costs.

We believe these non-GAAP measures facilitate comparisons of our performance to earnings estimates published by securities analysts. We also believe these non-GAAP measures can facilitate comparisons of our performance between periods and to the performance of our peers.

Below are reconciliations of core earnings and core earnings per share attributable to Devon to comparable GAAP measures.

	Three Months Ended March 31,
	Before Tax	After Tax	After NCI	Per Diluted Share
2026:
Earnings attributable to Devon (GAAP)	$166	$120	$120	$0.19
Adjustments:
Asset dispositions	1	1	1	—
Asset and exploration impairments	2	2	2	0.01
Fair value changes in financial instruments	644	499	499	0.81
Restructuring and transaction costs	19	19	19	0.03
Core earnings attributable to Devon (Non-GAAP)	$832	$641	$641	$1.04
2025:
Earnings attributable to Devon (GAAP)	$646	$509	$494	$0.77
Adjustments:
Asset dispositions	2	1	1	—
Asset and exploration impairments	259	202	202	0.31
Fair value changes in financial instruments	88	68	68	0.11
Restructuring and transaction costs	18	14	14	0.02
Core earnings attributable to Devon (Non-GAAP)	$1,013	$794	$779	$1.21

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

Below are reconciliations of net earnings to EBITDAX and a further reconciliation to Field-Level Cash Margin.

	Three Months Ended March 31,
	2026	2025
Net earnings (GAAP)	$120	$509
Financing costs, net	109	123
Income tax expense	46	137
Exploration expenses	25	10
Depreciation, depletion and amortization	904	912
Asset impairments	—	254
Asset dispositions	1	2
Share-based compensation	22	24
Derivative and financial instrument non-cash valuation changes	644	88
Restructuring and transaction costs	19	18
Accretion on discounted liabilities and other	17	9
EBITDAX (Non-GAAP)	1,907	2,086
Marketing and midstream revenues and expenses, net	16	12
Commodity derivative cash settlements	57	10
General and administrative expenses, cash-based	103	106
Field-level cash margin (Non-GAAP)	$2,083	$2,214

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of March 31, 2026, we have commodity derivatives that pertain to a portion of our estimated production for the last nine months of 2026, as well as for 2027. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At March 31, 2026, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $300 million.

Interest Rate Risk

At March 31, 2026, we had total debt of $8.4 billion. Of this debt, $7.4 billion was comprised of debentures and notes that have fixed interest rates which averaged 5.7%. We also have a $1.0 billion Term Loan which has a variable interest rate that is adjusted monthly. The interest rate on the Term Loan was 5.2% at March 31, 2026.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2026 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

On January 1, 2026, Devon completed the implementation of an upgraded enterprise resource planning software. As a result of this implementation, corresponding changes to our business processes and information systems have been made, updating applicable internal controls over financial reporting where necessary.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2025 Annual Report on Form 10-K, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Devon has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. Devon believes proceedings under this threshold are not material to Devon’s business, financial condition and results of operations.

Please see our 2025 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the first quarter of 2026 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,851	$37.39	1,850	$538
February 1 - February 28	577	$43.48	—	$538
March 1 - March 31	2	$43.76	—	$538
Total	2,430	$38.84	1,850

(1)
In addition to shares purchased under the share repurchase program described below, these amounts include approximately 0.6 million shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, we announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, including most recently in July 2024, Devon's Board of Directors expanded the share repurchase program authorization to $5.0 billion, with a June 30, 2026 expiration date. In the first quarter of 2026, we repurchased 1.9 million common shares for $69 million, or $37.39 per share, under this share repurchase program. For additional information, see Note 16 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of February 1, 2026, by and among Devon Energy Corporation, Cubs Merger Sub, Inc., and Coterra Energy Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed February 2, 2026; File No. 001-32318).

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2026, by and among Devon Energy Corporation, as borrower, the lenders and letter of credit issuers party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 24, 2026; File No. 001-32318).

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

DEVON ENERGY CORPORATION

Date: May 6, 2026	/s/ John B. Sherrer
John B. Sherrer
Vice President, Accounting and Controller