Form 10-Q
period 2026-06-30
DEVON ENERGY CORP/DE
filed 2026-08-05
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32318

DEVON ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1567067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Memorial City Plaza 840 Gessner Road, Suite 1400, Houston, Texas 77024
(Address of principal executive offices, including zip code)

(281) 589-4600
(Registrant’s telephone number, including area code)

333 West Sheridan Avenue, Oklahoma City, Oklahoma 73102-5015
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	DVN	New York Stock Exchange

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

On July 22, 2026, 1.1 billion shares of common stock were outstanding.

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

“MBbls” means thousand barrels.

“MBoe” means thousand Boe.

“Mcf” means thousand cubic feet.

“Merger” means the merger of Merger Sub with and into Coterra, with Coterra continuing as the surviving corporation and a wholly-owned subsidiary of the Company, pursuant to the terms of the Merger Agreement.

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

“Producers Midstream” means Producers Midstream II, LLC.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws. Such statements include those concerning strategic plans, our expectations and objectives for future operations, as well as other future events or conditions, and are often identified by use of the words and phrases “expects,” “believes,” “will,” “would,” “could,” “continue,” “may,” “aims,” “likely to be,” “intends,” “forecasts,” “projections,” “estimates,” “plans,” “expectations,” “targets,” “opportunities,” “potential,” “anticipates,” “outlook” and other similar terminology. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Devon expects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially and adversely from our expectations due to a number of factors, including, but not limited to:

•
the volatility of oil, gas and NGL prices, including from the impact of ongoing or escalating armed conflicts, wars, and geopolitical instabilities, and from changes in trade relations and policies, such as the imposition of new or increased tariffs or other trade protection measures by the U.S., China or other countries;
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
•
claims, litigation, audits and other proceedings impacting our business, including with respect to historic and legacy operations;
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

The forward-looking statements included in this filing speak only as of the date of this report, represent management’s current reasonable expectations as of the date of this filing and are subject to the risks and uncertainties identified above as well as those described elsewhere in this report and in other documents we file from time to time with the SEC. We cannot guarantee the accuracy of our forward-looking statements, and readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC. All subsequent written and oral forward-looking statements attributable to Devon, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. We do not undertake, and expressly disclaim, any duty to update or revise our forward-looking statements based on new information, future events or otherwise. Based on guidance from the SEC, Devon may use the investors section of its website to communicate with investors about Devon. It is possible that the financial and other information posted there could be deemed to be material information. The information on Devon’s website is not part of this Form 10-Q.

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
Oil, gas and NGL sales	$5,106	$2,710	$8,083	$5,836
Oil, gas and NGL derivatives	414	236	(287)	138
Marketing and midstream revenues	1,897	1,338	3,428	2,762
Total revenues	7,417	4,284	11,224	8,736
Production expenses	1,393	899	2,287	1,811
Exploration expenses	16	20	41	30
Marketing and midstream expenses	1,874	1,357	3,421	2,793
Depreciation, depletion and amortization	1,416	914	2,320	1,826
Asset impairments	—	—	—	254
Asset dispositions	(25)	(307)	(24)	(305)
General and administrative expenses	175	113	300	243
Financing costs, net	125	116	234	239
Restructuring and transaction costs	246	9	265	27
Other, net	(187)	2	(170)	11
Total expenses	5,033	3,123	8,674	6,929
Earnings before income taxes	2,384	1,161	2,550	1,807
Income tax expense	473	244	519	381
Net earnings	1,911	917	2,031	1,426
Net earnings attributable to noncontrolling interests	—	18	—	33
Net earnings attributable to Devon	$1,911	$899	$2,031	$1,393
Net earnings per share:
Basic net earnings per share	$2.04	$1.42	$2.61	$2.18
Diluted net earnings per share	$2.03	$1.41	$2.60	$2.17
Comprehensive earnings:
Net earnings	$1,911	$917	$2,031	$1,426
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	2	2
Other comprehensive earnings, net of tax	1	1	2	2
Comprehensive earnings:	$1,912	$918	$2,033	$1,428
Comprehensive earnings attributable to noncontrolling interests	—	18	—	33
Comprehensive earnings attributable to Devon	$1,912	$900	$2,033	$1,395

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,009	$1,434
Accounts receivable	3,162	1,792
Inventory	356	336
Other current assets	522	444
Total current assets	5,049	4,006
Oil and gas property and equipment, based on successful efforts accounting, net	60,899	23,731
Other property and equipment, net	2,199	1,688
Total property and equipment, net	63,098	25,419
Goodwill	753	753
Right-of-use assets	509	299
Investments	992	727
Other long-term assets	492	395
Total assets	$70,893	$31,599
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,626	$790
Revenues and royalties payable	2,451	1,491
Short-term debt	1,497	998
Income taxes payable	414	152
Other current liabilities	1,052	655
Total current liabilities	7,040	4,086
Long-term debt	9,891	7,391
Lease liabilities	356	197
Asset retirement obligations	1,169	863
Other long-term liabilities	1,043	907
Deferred income taxes	9,647	2,627
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 2.0 billion shares; issued 1,150 million and 622 million shares in 2026 and 2025, respectively	115	62
Additional paid-in capital	30,045	5,388
Retained earnings	11,712	10,200
Accumulated other comprehensive loss	(120)	(122)
Treasury stock, at cost, 0.1 million shares in 2026	(5)	—
Total stockholders’ equity	41,747	15,528
Total liabilities and equity	$70,893	$31,599

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,911	$917	$2,031	$1,426
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	1,416	914	2,320	1,826
Asset impairments	—	—	—	254
Leasehold impairments	9	7	12	12
Accretion of liabilities	7	3	11	9
Total (gains) losses on commodity derivatives	(414)	(236)	287	(138)
Cash settlements on commodity derivatives	(116)	67	(173)	57
Gains on asset dispositions	(25)	(307)	(24)	(305)
Deferred income tax expense	95	18	329	59
Share-based compensation	71	23	93	53
Other	(204)	5	(182)	(17)
Changes in assets and liabilities, net	924	134	625	251
Net cash from operating activities	3,674	1,545	5,329	3,487
Cash flows from investing activities:
Cash acquired in Merger	581	—	581	—
Capital expenditures	(1,318)	(956)	(2,157)	(1,890)
Acquisitions of property and equipment	(2,729)	(16)	(2,919)	(24)
Divestitures of property, equipment and investments	88	372	90	505
Distributions from investments	13	11	22	20
Contributions to investments and other	(10)	(8)	(12)	(10)
Net cash from investing activities	(3,375)	(597)	(4,395)	(1,399)
Cash flows from financing activities:
Repayments of long-term debt	(500)	—	(500)	—
Repurchases of common stock	(197)	(249)	(266)	(550)
Dividends paid on common stock	(366)	(156)	(521)	(319)
Contributions from noncontrolling interests	—	—	—	14
Distributions to noncontrolling interests	—	(14)	—	(23)
Repayment of finance leases	(2)	—	(5)	(274)
Shares exchanged for tax withholdings and other	(44)	(5)	(71)	(24)
Net cash from financing activities	(1,109)	(424)	(1,363)	(1,176)
Effect of exchange rate changes on cash	4	1	4	1
Net change in cash, cash equivalents and restricted cash	(806)	525	(425)	913
Cash, cash equivalents and restricted cash at beginning of period	1,815	1,234	1,434	846
Cash, cash equivalents and restricted cash at end of period	$1,009	$1,759	$1,009	$1,759

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$950	$1,713	$950	$1,713
Restricted cash	59	46	59	46
Total cash, cash equivalents and restricted cash	$1,009	$1,759	$1,009	$1,759

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended June 30, 2026
Balance as of March 31, 2026	621	$62	$5,316	$10,171	$(121)	$—	$—	$15,428
Net earnings	—	—	—	1,911	—	—	—	1,911
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(240)	—	(240)
Common stock retired	(5)	—	(235)	—	—	235	—	—
Common stock dividends	—	—	—	(370)	—	—	—	(370)
Common stock issued	532	53	24,893	—	—	—	—	24,946
Share-based compensation	—	—	71	—	—	—	—	71
Balance as of June 30, 2026	1,150	$115	$30,045	$11,712	$(120)	$(5)	$—	$41,747
Three Months Ended June 30, 2025
Balance as of March 31, 2025	644	$64	$6,096	$8,506	$(121)	$—	$228	$14,773
Net earnings	—	—	—	899	—	—	18	917
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	(1)	—	—	(254)	—	(255)
Common stock retired	(8)	—	(254)	—	—	254	—	—
Common stock dividends	—	—	—	(153)	—	—	—	(153)
Share-based compensation	—	—	23	—	—	—	—	23
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Balance as of June 30, 2025	636	$64	$5,864	$9,252	$(120)	$—	$232	$15,292
Six Months Ended June 30, 2026
Balance as of December 31, 2025	622	$62	$5,388	$10,200	$(122)	$—	$—	$15,528
Net earnings	—	—	—	2,031	—	—	—	2,031
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	3	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(334)	—	(334)
Common stock retired	(7)	—	(329)	—	—	329	—	—
Common stock dividends	—	—	—	(519)	—	—	—	(519)
Common stock issued	532	53	24,893	—	—	—	—	24,946
Share-based compensation	—	—	93	—	—	—	—	93
Balance as of June 30, 2026	1,150	$115	$30,045	$11,712	$(120)	$(5)	$—	$41,747
Six Months Ended June 30, 2025
Balance as of December 31, 2024	651	$65	$6,387	$8,166	$(122)	$—	$208	$14,704
Net earnings	—	—	—	1,393	—	—	33	1,426
Other comprehensive earnings, net of tax	—	—	—	—	2	—	—	2
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(4)	—	—	(573)	—	(577)
Common stock retired	(17)	(1)	(572)	—	—	573	—	—
Common stock dividends	—	—	—	(307)	—	—	—	(307)
Share-based compensation	—	—	53	—	—	—	—	53
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Balance as of June 30, 2025	636	$64	$5,864	$9,252	$(120)	$—	$232	$15,292

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures previously included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2025 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2026 and 2025 and Devon’s financial position as of June 30, 2026. Such adjustments are considered to be of a normal recurring nature unless otherwise noted.

Devon and Coterra completed an all-stock merger of equals on May 7, 2026. On the closing date of the Merger, each share of Coterra common stock was automatically converted into the right to receive 0.70 of a share of Devon common stock. The transaction has been accounted for using the acquisition method of accounting, with Devon as the accounting acquirer. See Note 2 for further discussion.

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

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil	$4,354	$2,174	$6,777	$4,588
Gas	104	178	309	487
NGL	648	358	997	761
Oil, gas and NGL sales	5,106	2,710	8,083	5,836

Oil	1,411	859	2,412	1,777
Gas	156	246	410	517
NGL	330	233	606	468
Marketing and midstream revenues	1,897	1,338	3,428	2,762
Total revenues from contracts with customers	$7,003	$4,048	$11,511	$8,598

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2026, Devon had $5.3 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. These obligations were assumed by Devon in connection with the Merger and are expected to be recognized ratably over the next 13 years.

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.
Acquisitions and Divestitures

Coterra Merger

On May 7, 2026, Devon completed an all-stock merger of equals with Coterra, an oil and gas exploration and production company with assets in the Permian Basin in Texas and New Mexico, the Marcellus Shale in Pennsylvania and the Anadarko Basin in Oklahoma. On the closing date of the Merger, each share of Coterra common stock was converted into the right to receive 0.70 of a share of Devon common stock. No fractional shares of Devon’s common stock were issued in the Merger, and holders of shares of Coterra common stock instead received cash in lieu of fractional shares of Devon common stock. Based on the closing price of Devon’s common stock on May 6, 2026, the total value of Devon common stock issued to holders of Coterra common stock as part of this transaction was approximately $24.8 billion.

Purchase Price Allocation

This transaction has been accounted for using the acquisition method of accounting, with Devon as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Coterra have been recorded at their respective fair values as of the date of completion of the Merger and added to Devon’s assets and liabilities. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the acquisition. Determining the fair value of the assets and liabilities of Coterra requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Coterra’s oil and gas properties. The inputs and assumptions related to the oil and gas properties are categorized as level 3 in the fair value hierarchy.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table represents the allocation of the total purchase price of Coterra to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

Preliminary Purchase
Price Allocation
Consideration:
Coterra common stock outstanding	759.4
Exchange Ratio	0.70
Devon common stock issued	531.6
Devon closing price on May 6, 2026	$46.60
Total common equity consideration	$24,772
Share-based replacement awards	174
Total consideration	$24,946
Assets acquired:
Cash, cash equivalents and restricted cash	$581
Accounts receivable	1,110
Inventory	31
Other current assets	204
Proved oil and gas property and equipment	20,356
Unproved and properties under development	14,099
Other property and equipment, net	505
Right-of-use assets	131
Investments	100
Other long-term assets	133
Total assets acquired	$37,250
Liabilities assumed:
Accounts payable	723
Revenues and royalties payable	478
Short-term debt	249
Income taxes payable	27
Other current liabilities	425
Long-term debt	3,256
Lease liabilities	100
Asset retirement obligations	164
Other long-term liabilities	192
Deferred income taxes	6,690
Total liabilities assumed	12,304
Net assets acquired	$24,946

Coterra Revenues and Net Earnings

From the closing date of the Merger through June 30, 2026, revenues and net earnings included in Devon’s consolidated statements of comprehensive earnings associated with these assets totaled $1.3 billion and $230 million, respectively.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma financial information is based on our historical consolidated financial statements adjusted to reflect as if the Coterra merger had occurred on January 1, 2025. The information below reflects pro forma adjustments to conform Coterra’s historical financial information to Devon’s financial statement presentation. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
Total revenues	$8,150	$6,240	$13,894	$12,586
Net earnings	$2,048	$1,298	$2,464	$2,138
Net earnings per share:
Basic net earnings per share	$1.79	$1.11	$2.15	$1.83
Diluted net earnings per share	$1.78	$1.11	$2.14	$1.82

Lease Acquisition

During the second quarter of 2026, Devon acquired approximately 16,300 net undeveloped acres in the core of the Permian Basin in Lea and Eddy Counties, New Mexico through the Bureau of Land Management (“BLM”) oil and gas lease sale for approximately $2.6 billion, which was funded with cash on hand.

Asset Exchange

On April 1, 2025, Devon and BPX Energy dissolved their partnership and divided their acreage in the Eagle Ford Blackhawk field located in Texas’ DeWitt County, resulting in increased operational flexibility for both parties. The assets exchanged were in close proximity and shared similar geological characteristics. The transaction was accounted for as an equal, non-monetary exchange, as it did not result in a significant change to the risks, expected future cash flows or the timing of those cash flows, and therefore was determined to lack commercial substance. As a result, the new acreage and underlying property costs were recorded at the historical cost of the assets exchanged.

Divestiture of Matterhorn Investment

During the second quarter of 2025, Devon sold its investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions on the accompanying consolidated statements of comprehensive earnings.

Contingent Earnout Payments

Devon was entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021, and had a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first six months of 2025. As of June 30, 2026, Devon had no other open contingent earnout arrangements.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of June 30, 2026, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon's current credit ratings and the terms of the underlying contracts, Devon is not required to post collateral to its counterparties with respect to its open derivative positions and would not be required to post any such collateral as a result of any change to the amount of Devon’s net liability for such positions.

Commodity Derivatives

As of June 30, 2026, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2026	10,000	$66.13	84,500	$56.25	$73.11
Q1-Q4 2027	—	$—	38,466	$59.04	$85.41

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q3-Q4 2026	113,000	$49.36	$59.36	$72.36
Q1-Q4 2027	57,397	$47.25	$57.25	$73.14

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q3-Q4 2026	WTI/NYMEX	83,500	$0.95
Q3-Q4 2026	Midland Sweet	46,000	$1.10
Q3-Q4 2026	WTI/Brent	8,000	$(5.66)
Q3-Q4 2026	NYMEX Roll	95,000	$1.74
Q1-Q4 2027	WTI/NYMEX	32,466	$1.04
Q1-Q4 2027	Magellan East Houston	27,000	$1.85
Q1-Q4 2027	Midland Sweet	48,000	$1.02

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2026, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index and the end of month NYMEX index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps (1)		Price Collars (2)
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q3-Q4 2026	247,500	$3.80	1,130,000	$3.36	$5.47
Q1-Q4 2027	—	$—	490,000	$3.17	$5.33
(1)
Price swaps settle against the Inside FERC first of month Henry Hub index.
(2)
Related to the 2026 open positions, 230,000 MMBtu/d settle against the Inside FERC first of month Henry Hub index at a weighted average floor price of $3.26 and ceiling price of $4.90, and 900,000 MMBtu/d settle against the end of month NYMEX index at a weighted average floor price of $3.39 and ceiling price of $5.61. Related to the 2027 open positions, 110,000 MMBtu/d settle against the Inside FERC first of month Henry Hub index at a weighted average floor price of $3.45 and ceiling price of $4.25, and 380,000 MMBtu/d settle against the end of month NYMEX index at a weighted average floor price of $3.08 and ceiling price of $5.65.

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q3-Q4 2026	Houston Ship Channel	50,000	$(0.29)
Q3-Q4 2026	Transco Leidy	250,000	$(0.78)
Q3-Q4 2026	Transco Zone 6 Non-NY	250,000	$(0.16)
Q3-Q4 2026	WAHA	350,000	$(1.86)
Q1-Q4 2027	Transco Leidy	47,500	$(0.65)
Q1-Q4 2027	Transco Zone 6 Non-NY	150,000	$0.35
Q1-Q4 2027	WAHA	135,041	$(1.30)

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities on the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis on the consolidated balance sheets. The table below presents a summary of these positions as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$174	$(31)	$143	$199	$(7)	$192	Other current assets
Long-term derivative asset	70	(5)	65	2	—	2	Other long-term assets
Short-term derivative liability	(209)	31	(178)	(8)	7	(1)	Other current liabilities
Long-term derivative liability	(29)	5	(24)	—	—	—	Other long-term liabilities
Total derivative asset	$6	$—	$6	$193	$—	$193

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Six Months Ended June 30,
	2026	2025
G&A	$56	$46
Restructuring and transaction costs	37	7
Total	$93	$53

Related income tax benefit	$18	$8

Under its approved long-term incentive plans, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plans.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/25	4,653	$40.79	1,293		$58.82
Granted (1)	9,201	$45.95	439		$61.73
Vested	(3,690)	$45.75	(200)		$81.70
Forfeited	(139)	$42.90	(117)		$81.70
Unvested at 6/30/26	10,025	$43.67	1,415	(2)	$54.59
(1)
Pursuant to the terms of the Merger Agreement, certain of Coterra’s outstanding time-based and performance-based equity awards converted into the right to receive Devon restricted stock units based, in part, on the 0.70 exchange ratio. As a result, approximately 7.2 million awards relate to the conversion of Coterra equity awards to Devon restricted stock unit awards.
(2)
A maximum of 2.8 million common shares could be awarded based upon Devon’s final TSR ranking.

The following table presents the assumptions related to the performance share units granted in 2026, as indicated in the previous summary table.

2026
Grant-date fair value	$61.73
Risk-free interest rate	3.52%
Volatility factor	33.80%
Contractual term (years)	2.89

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of June 30, 2026.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$295	$35
Weighted average period for recognition (years)	2.5	2.1

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

6.
Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring	$198	$9	$198	$27
Transaction costs	48	—	67	—
Total	$246	$9	$265	$27

In conjunction with the Merger closing, Devon recognized $198 million of restructuring expenses during the first six months of 2026 primarily related to employee severance, termination and relocation benefits and contract terminations. Of these expenses, $37 million resulted from accelerated vesting of share-based grants, which are non-cash charges. Additionally, in conjunction with the Merger closing, Devon recognized $67 million of transaction costs primarily comprised of bank, legal and advisory fees associated with the Merger.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2025	$1	$—	$1
Changes related to 2026 merger-related employee costs	78	48	126
Changes related to prior years’ restructurings	(1)	—	(1)
Balance as of June 30, 2026	$78	$48	$126

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.
Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings before income taxes	$2,384	$1,161	$2,550	$1,807

Current income tax expense	$378	$226	$190	$322
Deferred income tax expense	95	18	329	59
Total income tax expense	$473	$244	$519	$381

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	(1%)	1%	(1%)	1%
Other	—	(1%)	—	(1%)
Effective income tax rate	20%	21%	20%	21%

In the second quarter of 2026, state income taxes included a $56 million deferred tax benefit from the release of valuation allowances against legacy Devon state deferred tax assets in connection with the Merger. The release reflected a change in judgment regarding the realizability of legacy Devon state deferred tax assets, driven by increased forecasted future state taxable income of the combined company.

On February 18, 2026, the IRS issued additional interim CAMT guidance through Notice 2026-7 (the “Notice”). In addition to other provisions, the Notice includes a new Adjusted Financial Statement Income (“AFSI”) adjustment beginning in 2025 for amortization of domestic research costs, including accelerated amortization under the OBBB transition rule. Accordingly, Devon’s six months ended June 30, 2026 income tax expense included a current tax benefit of approximately $218 million and a corresponding deferred tax expense associated with the deferral of income taxes resulting from the Notice.

8.
Net Earnings Per Share

The following table reconciles net earnings available to common shareholders and weighted-average common shares outstanding used in the calculations of basic and diluted net earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings available to common shareholders - basic and diluted	$1,911	$899	$2,031	$1,393
Common shares:
Average common shares outstanding - basic	937	635	778	640
Dilutive effect of potential common shares issuable	3	1	2	1
Average common shares outstanding - diluted	940	636	780	641
Net earnings per share available to common shareholders:
Basic	$2.04	$1.42	$2.61	$2.18
Diluted	$2.03	$1.41	$2.60	$2.17

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(121)	$(121)	$(122)	$(122)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	2	3	3
Income tax expense	—	(1)	(1)	(1)
Accumulated other comprehensive loss, net of tax	$(120)	$(120)	$(120)	$(120)
(1)
Recognition of net actuarial loss and prior service cost are included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.
10.
Supplemental Information to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Changes in assets and liabilities, net:
Accounts receivable	$197	$183	$(265)	$120
Other current assets	(16)	15	(4)	(20)
Other long-term assets	49	(16)	42	(101)
Accounts payable and revenues and royalties payable	267	(162)	646	86
Income taxes payable	387	72	236	167
Other current liabilities	90	69	29	(83)
Other long-term liabilities	(50)	(27)	(59)	82
Total	$924	$134	$625	$251
Supplementary cash flow data:
Interest paid	$103	$101	$255	$261
Income taxes paid (refunded)	$(43)	$152	$(39)	$152

As of June 30, 2026, Devon had approximately $610 million of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets. As of December 31, 2025 (pre-merger), Devon had approximately $360 million of accrued capital expenditures in total property and equipment, net and accounts payable on the consolidated balance sheets. As of May 7, 2026, Devon assumed approximately $320 million of accrued capital expenditures included in accounts payable.

11.
Accounts Receivable

Components of accounts receivable include the following:

	June 30, 2026	December 31, 2025
Oil, gas and NGL sales	$1,798	$865
Joint interest billings	601	245
Marketing and midstream revenues	744	669
Other	30	20
Gross accounts receivable	3,173	1,799
Allowance for credit losses	(11)	(7)
Net accounts receivable	$3,162	$1,792

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.
Property and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	June 30, 2026	December 31, 2025
Property and equipment:
Proved	$82,437	$58,573
Unproved and properties under development	17,475	1,910
Total oil and gas	99,912	60,483
Less accumulated DD&A	(39,013)	(36,752)
Oil and gas property and equipment, net	60,899	23,731
Other property and equipment	2,954	2,624
Less accumulated DD&A	(755)	(936)
Other property and equipment, net	2,199	1,688
Property and equipment, net	$63,098	$25,419

13.
Investments

The following table presents Devon’s investments shown on the consolidated balance sheets.

	% Interest	Carrying Amount
Investments	June 30, 2026	June 30, 2026	December 31, 2025
Fervo	12%	$359	$162
WaterBridge	13%	243	268
Catalyst	50%	233	247
Producers Midstream	15%	94	—
Other	Various	63	50
Total		$992	$727

During the second quarter of 2026, Fervo completed its initial public offering, which diluted Devon’s equity interest in Fervo from 15% to approximately 12%. Devon accounts for its investment in Fervo under the equity method, and because the offering price per share exceeded Devon’s per share carrying value, Devon’s investment increased by approximately $201 million, which was recorded to other, net in the accompanying consolidated statements of comprehensive earnings.

In conjunction with Merger, Devon acquired an investment in Producers Midstream, a joint venture that provides natural gas gathering and processing services in Lea County, New Mexico, in the Permian Basin. Devon’s investment does not give it the ability to exercise significant influence over Producers Midstream.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes, debentures and Term Loan reflected below are senior, unsecured obligations of Devon.

	June 30, 2026	December 31, 2025
3.90% due May 15, 2027 (1)	$750	$—
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.375% due March 15, 2029 (1)	500	—
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due March 15, 2034 (1)	500	—
5.20% due September 15, 2034	1,250	1,250
5.40% due February 15, 2035 (1)	750	—
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	1,000
5.90% due February 15, 2055 (1)	750	—
Term Loan due September 25, 2026	750	1,000
Net premium on debentures and notes	22	23
Debt issuance costs	(48)	(48)
Total debt	$11,388	$8,389
Less amount classified as short-term debt	1,497	998
Total long-term debt	$9,891	$7,391
(1)
These instruments were assumed by Devon in May 2026 in conjunction with the Merger. Approximately $277 million and $27 million of these instruments remain the unsecured and unsubordinated obligations of Coterra and Coterra Energy Operating Co., respectively, each of which is a subsidiary of Devon.

The following schedule includes the summary of the Coterra debt Devon assumed upon closing of the Merger on May 7, 2026.

	Face Value	Fair Value
3.77% due September 18, 2026	$250	$249
3.90% due May 15, 2027	750	747
4.375% due March 15, 2029	500	499
5.60% due March 15, 2034	500	516
5.40% due February 15, 2035	750	762
5.90% due February 15, 2055	750	732
	$3,500	$3,505

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Exchange Offers

In connection with the completed Merger, Devon commenced private exchange offers (the “Exchange Offers”) in May 2026 to exchange any and all of certain outstanding notes previously issued by Coterra and Coterra Energy Operating Co. (collectively, the “Existing Coterra Notes”) for newly issued Devon notes (the “New Devon Notes”) with the same stated interest rates, interest payment dates, maturity dates and redemption provisions as the corresponding series of Existing Coterra Notes.

On June 25, 2026, Devon issued $2.95 billion aggregate principal amount of New Devon Notes in exchange for a like amount of Existing Coterra Notes validly tendered. The New Devon Notes are general unsecured obligations of Devon and rank equally with Devon’s other unsecured and unsubordinated indebtedness. Following settlement, approximately $277 million and $27 million aggregate principal amount of Existing Coterra Notes remained outstanding as obligations of Coterra and Coterra Energy Operating Co., respectively. The New Devon Notes were issued as unregistered securities subject to a registration rights agreement.

Credit Lines

Devon has a $3.0 billion revolving Senior Credit Facility. In the first quarter of 2026, Devon amended the credit agreement governing the Senior Credit Facility to, among other things, extend the maturity date from March 24, 2030 to March 24, 2031, with the option to extend the maturity date by three additional one-year periods, subject to lender consent. As of June 30, 2026, Devon had no outstanding borrowings under the Senior Credit Facility and had less than $1.0 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon's ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of June 30, 2026, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 18.1%.

Commercial Paper

Devon’s Senior Credit Facility supports its $3.0 billion of short-term credit under its commercial paper program. Commercial paper debt generally has a maturity of between 1 and 90 days, although it can have a maturity of up to 365 days, and bears interest at rates agreed to at the time of the borrowing. As of June 30, 2026, Devon had no outstanding commercial paper borrowings.

Term Loan Credit Agreement

In August 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. The Term Loan bears interest at a rate based on term SOFR plus a spread adjustment that varies based on Devon’s credit ratings. The interest rate on the Term Loan was 4.96% as of June 30, 2026. The Term Loan Credit Agreement contains substantially the same financial covenant as the Senior Credit Facility. As of June 30, 2026, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 18.1%.

In June 2026, Devon repaid $250 million of the outstanding principal on the Term Loan, reducing the outstanding balance to $750 million.

In July 2026, Devon repaid the remaining $750 million of outstanding principal, retiring the Term Loan in full.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Retirement of Senior Notes

In June 2026, Devon early redeemed the $250 million of 3.77% senior notes due in September 2026 pursuant to the “make-whole” provisions in the governing document.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net financing costs:
Interest based on debt outstanding	$144	$126	$262	$253
Interest income	(22)	(14)	(36)	(24)
Other	3	4	8	10
Total net financing costs	$125	$116	$234	$239

15.
Leases

Devon’s operating lease right-of-use assets relate to real estate, drilling rigs and other equipment related to the exploration, development and production of oil and gas. Devon’s financing lease right-of-use assets primarily relate to equipment related to the exploration, development and production of oil and gas.

The following table presents Devon’s right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$47	$462	$509	$23	$276	$299
Lease liabilities:
Current lease liabilities (1)	$10	$139	$149	$7	$95	$102
Long-term lease liabilities	30	326	356	16	181	197
Total lease liabilities (2)	$40	$465	$505	$23	$276	$299
(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of June 30, 2026 and are therefore excluded from the amounts shown above.
16.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Six Months Ended June 30,
	2026	2025
Asset retirement obligations as of beginning of period	$906	$807
Assumed Coterra obligations	177	—
Liabilities incurred	26	21
Liabilities settled and divested	(24)	(22)
Revision and reclassification of estimated obligation	107	55
Accretion expense on discounted obligation	31	24
Asset retirement obligations as of end of period	1,223	885
Less current portion	54	46
Asset retirement obligations, long-term	$1,169	$839

During the first six months of 2026 and 2025, Devon increased its asset retirement obligations by approximately $107 million and $55 million, respectively, primarily due to changes in current cost estimates for its oil and gas assets.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.
Stockholders’ Equity

On May 4, 2026, Devon’s shareholders approved an amendment to Devon’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 1.0 billion to 2.0 billion. The amendment became effective on May 7, 2026. The par value of Devon’s common stock remains $0.10 per share.

Coterra Merger

On May 7, 2026, Devon completed an all-stock merger of equals with Coterra. On the closing date of the Merger, each share of Coterra common stock was converted into the right to receive 0.70 of a share of Devon common stock. Consequently, Devon issued approximately 532 million shares of Devon common stock to holders of Coterra common stock to effect the Merger on May 7, 2026.

Share Repurchases

On May 7, 2026, Devon’s Board of Directors authorized a new $8.0 billion share repurchase program, which expires on June 30, 2029. The table below provides information regarding purchases of Devon’s common stock in the first six months of 2025 and 2026, respectively (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
2025:
First quarter	8,505	$301	$35.33
Second quarter	7,866	249	$31.78
2025 Total	16,371	550	$33.62
2026:
First quarter (1)	1,850	69	$37.39
Second quarter	4,434	202	$45.48
2026 Total	6,284	$271	$43.10
(1)
In connection with the Merger, Devon’s previous $5.0 billion share repurchase plan was terminated on May 7, 2026. Under this program, Devon repurchased 1.9 million shares of common stock for $69 million, or $37.39 per share, during the first quarter of 2026 and 102 million common shares for $4.5 billion, or $43.90 per share, since the program’s inception in November 2021.

Dividends

Devon pays a quarterly fixed dividend. In connection with the Merger, Devon raised its fixed dividend by approximately 33% from $0.24 to $0.32 per share in the second quarter of 2026. The following table summarizes Devon’s dividends for the first six months of 2026 and 2025, respectively.

	Dividends	Rate Per Share
2026:
First quarter	$155	$0.24
Second quarter	366	$0.32
Total year-to-date	$521
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Total year-to-date	$319

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

The Company has previously received separate NOVs from the EPA alleging emissions and permitting violations relating to certain of our historic operations in North Dakota, western Texas and New Mexico, as applicable. The Company has been engaging with the EPA to resolve each of these matters, and Devon is actively negotiating a draft consent decree with the EPA and the U.S. Department of Justice with respect to the North Dakota NOV matter. If finalized, the consent decree may include monetary sanctions and obligations to complete mitigation projects and implement specific injunctive relief. Given that negotiations of the draft consent decree are ongoing and the uncertainty as to the ultimate result of the North Dakota NOV matter, we are currently unable to provide an estimate of potential loss; however, the costs associated with the resolution of the North Dakota NOV matter or any of the other NOV matters could be significant in amount and may include monetary penalties.

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

In March 2025, Devon received an order from the Department of the Interior, Bureau of Safety and Environmental Enforcement (“BSEE”) to decommission assets located on certain federal leases in the East Bay Field (the “Federal Assets”). As a result, during the first quarter of 2025, Devon recorded a contingent liability of $125 million within other liabilities in the consolidated balance sheet, reflecting the estimated costs of decommissioning the Federal Assets. The Company expects to be able to access funds available under certain bonds and a cash security account as and when Devon performs and pays these decommissioning obligations. Devon believes the funds will likely cover approximately $100 million of the estimated decommissioning costs for the Federal Assets. Accordingly, during the first quarter of 2025, Devon recorded an approximately $100 million receivable related to these sources of funds within other assets in the consolidated balance sheet. The remaining $25 million difference of the recorded decommissioning obligation and such sources of funds was recognized in the first quarter of 2025 in other, net on the consolidated statement of comprehensive earnings. In April 2026, we entered into a decommissioning agreement with BSEE and the surety for certain of these bonds, pursuant to which Devon commenced decommissioning activities on the Federal Assets and, subsequent to the end of the second quarter of 2026, began receiving reimbursement for the associated costs under applicable bonds.

Devon may be required to perform or fund decommissioning obligations associated with the East Bay Field under state and federal regulations applicable to predecessor operators beyond amounts accrued. Factors impacting this contingency include, among others: (i) the ultimate outcome of the ongoing bankruptcy proceedings, including with respect to state lease assets included in the East Bay Field, (ii) the actual costs to decommission the Federal Assets relative to the estimates, which are subject to numerous assumptions and uncertainties, and (iii) Devon's ability to successfully access additional funds under decommissioning bonds and other sources.

As of June 30, 2026, Devon has accrued approximately $150 million of contingent liabilities related to such decommissioning legacy matters, including liabilities associated with the East Bay Field.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

19.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2026 and December 31, 2025, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2026 assets (liabilities):
Cash equivalents	$621	$621	$621	$—	$—
Commodity derivatives	$208	$208	$—	$208	$—
Commodity derivatives	$(202)	$(202)	$—	$(202)	$—
Debt	$(11,388)	$(11,340)	$—	$(11,340)	$—
December 31, 2025 assets (liabilities):
Cash equivalents	$764	$764	$764	$—	$—
Commodity derivatives	$194	$194	$—	$194	$—
Commodity derivatives	$(1)	$(1)	$—	$(1)	$—
Debt	$(8,389)	$(8,290)	$—	$(8,290)	$—

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

Level 3 Fair Value Measurements

Devon had no fair value measurements using Level 3 inputs at June 30, 2026 or December 31, 2025.

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

Devon’s chief operating decision maker is an executive committee, which includes, among others, the Chief Executive Officer, Chief Financial Officer, Chief Corporate Development Officer and the Executive Vice Presidents, Exploration and Production. To assess the performance of its assets, Devon uses net earnings. Devon believes net earnings provides information useful in assessing its operating and financial performance across periods.

The following table reflects Devon’s net earnings, assets and capital expenditures for the time periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$7,417	$4,284	$11,224	$8,736

LOE	626	483	1,112	962
Gathering, processing & transportation	391	219	582	423
Production and property taxes	376	197	593	426
Total significant expenses	1,393	899	2,287	1,811
Marketing and midstream expenses	1,874	1,357	3,421	2,793
DD&A	1,416	914	2,320	1,826
G&A	175	113	300	243
Financing costs, net	125	116	234	239
Income tax expense	473	244	519	381
Other segment items (1)	50	(276)	112	17
Total expenses	5,506	3,367	9,193	7,310

Net earnings	$1,911	$917	$2,031	$1,426

Total assets	$70,893	$31,390	$70,893	$31,390

Capital expenditures, including acquisitions	$3,998	$948	$4,997	$1,920
(1)
Other segment items included in segment net earnings are exploration expenses, asset impairments, asset dispositions, restructuring and transaction costs and other, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and six-month periods ended June 30, 2026 compared to previous periods, and in our financial condition and liquidity since December 31, 2025. For information regarding our critical accounting policies and estimates, see our 2025 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

We are a leading independent oil and natural gas exploration and production company whose operations are focused onshore in the United States. Our operations are currently focused in five core areas: Permian Basin, Rockies, Eagle Ford, Anadarko Basin and Marcellus Shale. Our asset base is underpinned by premium acreage in the economic core of the Permian Basin and our diverse, top-tier resource plays, providing a deep inventory of opportunities for years to come.

On February 1, 2026, we entered into the Merger Agreement providing for an all-stock merger of equals with Coterra, which successfully closed on May 7, 2026. The Merger created a leading large-cap shale operator with an asset base anchored by a premier position in the Permian Basin. We expect the combination to unlock substantial value for shareholders by leveraging enhanced scale to improve margins, increase free cash flow and accelerate cash returns through the capture of $1.0 billion in sustainable annual pre-tax synergies to be attained through an optimized capital program, operating margin improvements and streamlined corporate costs. In connection with the Merger, we also initiated a review of our combined asset portfolio. As a company, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing operational excellence. Our recent performance highlights for these priorities include the following items for the second quarter of 2026:

•
Production totaled 1,359 MBoe/d, including oil production of 503 MBbls/d.
•
Generated $3.7 billion of operating cash flow.
•
Exited with $4.0 billion of liquidity, including $1.0 billion of cash.
•
Retired $500 million of debt.
•
Announced a new $8.0 billion share repurchase program and have repurchased approximately 4.4 million of our common shares for approximately $202 million, or $45.48 per share, since inception of the plan after closing of the Merger.
•
Paid dividends of $366 million.
•
Acquired approximately 16,300 net acres for approximately $2.6 billion through a federal lease sale, expanding our premier position in the Permian Basin.
•
On track to deliver $1.0 billion of annual pre-tax merger synergies by year-end 2027.
•
Earnings attributable to Devon were $1.9 billion, or $2.03 per diluted share.

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices, which can be volatile due to several varying factors. As shown in the graph below, during the first six months of 2026, commodity prices have experienced heightened volatility, driven primarily by significant geopolitical events, including conflict in the Middle East and disruptions to global oil supply, along with continued uncertainty in global trade policy and OPEC+ production decisions.

Despite the potential negative impacts of higher inflation rates and supply chain disruptions created by these developments, we remain committed to capital discipline and delivering the objectives that underpin our current plan. Our disciplined, returns-driven strategy is designed to adapt to market fluctuations by reducing activity when necessary to maximize free cash flow generation. We will continue to prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events. Our cash-return objectives remain focused on opportunistic share repurchases, funding our dividends, repaying debt at upcoming maturities and building cash balances. To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we remain on track to deliver at least $1.0 billion of annual pre-tax run-rate synergies by year end 2027, with approximately $600 million expected to be captured in 2027. We are driving progress on capital optimization, operating margin improvements and a reduced corporate cost structure through the sharing of best practices and technology across the combined company. Through the sharing of best practices and technology across the combined company, we are driving progress on capital optimization, operating margin improvements and a reduced corporate cost structure.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q2 2026 vs. Q1 2026

Our second quarter 2026 and first quarter 2026 net earnings were $1.9 billion and $120 million, respectively. The graph below shows the change in net earnings from the first quarter of 2026 to the second quarter of 2026. The material changes are further discussed by category on the following pages.

Production Volumes

	Q2 2026	% of Total	Q1 2026	Change
Oil (MBbls/d)
Permian	329	65%	225	46%
Rockies	105	21%	103	2%
Eagle Ford	48	10%	43	13%
Anadarko	17	3%	12	38%
Other	4	1%	4	N/M
Total	503	100%	387	30%

	Q2 2026	% of Total	Q1 2026	Change
Gas (MMcf/d)
Permian	1,274	39%	831	53%
Rockies	237	7%	230	3%
Eagle Ford	85	3%	76	11%
Anadarko	396	12%	235	68%
Marcellus	1,258	39%	—	N/M
Other	2	0%	1	N/M
Total	3,252	100%	1,373	137%

	Q2 2026	% of Total	Q1 2026	Change
NGLs (MBbls/d)
Permian	206	66%	137	50%
Rockies	47	15%	46	4%
Eagle Ford	15	5%	11	37%
Anadarko	45	14%	24	90%
Other	1	0%	—	N/M
Total	314	100%	218	44%

	Q2 2026	% of Total	Q1 2026	Change
Combined (MBoe/d)
Permian	748	55%	501	49%
Rockies	192	15%	187	3%
Eagle Ford	77	6%	66	17%
Anadarko	128	9%	75	70%
Marcellus	210	15%	—	N/M
Other	4	0%	4	N/M
Total	1,359	100%	833	63%

From the first quarter of 2026 to the second quarter of 2026, the change in volumes contributed to a $1.2 billion increase in earnings. Due to the Merger closing on May 7, 2026, volumes now include Coterra legacy assets in the Permian, Anadarko and Marcellus. Volumes associated with these Coterra legacy assets were approximately 488 MBoe/d in the second quarter of 2026. Volumes in the third quarter for the combined company are expected to range from approximately 1,660 to 1,690 MBoe/d, driven by a full quarter of production associated with Coterra legacy assets.

Realized Prices

	Q2 2026	Realization	Q1 2026	Change
Oil (per Bbl)
WTI index	$92.47		$72.10	28%
Realized price, unhedged	$95.10	103%	$69.66	37%
Cash settlements	$(7.01)		$(1.72)
Realized price, with hedges	$88.09	95%	$67.94	30%

	Q2 2026	Realization	Q1 2026	Change
Gas (per Mcf)
Henry Hub index	$2.90		$5.05	-43%
Realized price, unhedged	$0.35	12%	$1.66	-79%
Cash settlements	$0.70		$0.02
Realized price, with hedges	$1.05	36%	$1.68	-38%

	Q2 2026	Realization	Q1 2026	Change
NGLs (per Bbl)
WTI index	$92.47		$72.10	28%
Realized price, unhedged	$22.70	25%	$17.80	28%
Cash settlements	$—		$—
Realized price, with hedges	$22.70	25%	$17.80	28%

	Q2 2026	Q1 2026	Change
Combined (per Boe)
Realized price, unhedged	$41.30	$39.70	4%
Cash settlements	$(0.94)	$(0.76)
Realized price, with hedges	$40.36	$38.94	4%

From the first quarter of 2026 to the second quarter of 2026, realized prices contributed to a $918 million increase in earnings. Unhedged oil and NGL prices increased primarily due to higher WTI and Mont Belvieu index prices, while unhedged gas prices decreased primarily due to lower Henry Hub index prices and expanded regional gas price differentials in the Permian, including negative spot pricing at the Waha hub in the second quarter of 2026. Basis differentials began improving in June 2026, and we expect basis differentials to continue to improve as additional takeaway capacity commences service in the second half of 2026 and early 2027. The increase in index prices was partially offset by oil hedge cash settlements.

We currently have approximately 30% and 25% of our remaining anticipated 2026 oil and gas production hedged, respectively. For 2027, we currently have approximately 15% and 10% of our anticipated oil and gas production hedged, respectively.

Hedge Settlements

	Q2 2026	Q1 2026	Change

Oil	$(321)	$(60)	435%
Natural gas	205	3	N/M
Total cash settlements (1)	$(116)	$(57)	104%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q2 2026	Q1 2026	Change
LOE	$626	$486	29%
Gathering, processing & transportation	391	191	105%
Production taxes	357	205	74%
Property taxes	19	12	58%
Total	$1,393	$894	56%
Per Boe:
LOE	$5.06	$6.48	-22%
Gathering, processing & transportation	$3.16	$2.54	24%
Percent of oil, gas and NGL sales:
Production taxes	7.0%	6.9%	1%

Production expenses increased primarily due to the Merger closing on May 7, 2026. LOE per Boe decreased and gathering, processing & transportation per Boe increased due to a different post-merger asset and product mix. Production taxes also increased due to the increase in WTI and Mont Belvieu index prices.

DD&A

	Q2 2026	Q1 2026	Change
Oil and gas per Boe	$11.19	$11.71	-4%

Oil and gas	$1,383	$878	57%
Other property and equipment	33	26	25%
Total DD&A	$1,416	$904	57%

DD&A increased in the second quarter of 2026 primarily due to the Merger closing on May 7, 2026. The increase was driven by higher oil and gas production volumes attributable to the assets acquired in the Merger. For additional information regarding the Merger, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

G&A

	Q2 2026	Q1 2026	Change
G&A per Boe	$1.41	$1.67	-15%

Labor and benefits	$95	$64	48%
Non-labor	80	61	31%
Total	$175	$125	40%

G&A increased primarily due to the Merger closing on May 7, 2026. However, Devon’s G&A per Boe rate decreased due to a shift in asset mix following the Merger, as increased production volumes drove Boe growth at a faster rate than the corresponding increase in G&A.

Other Items

	Q2 2026	Q1 2026	Change in earnings
Commodity hedge valuation changes (1)	$530	$(644)	$1,174
Marketing and midstream operations	23	(16)	39
Exploration expenses	16	25	9
Asset dispositions	(25)	1	26
Net financing costs	125	109	(16)
Restructuring and transaction costs	246	19	(227)
Other, net	(187)	17	204
			$1,209
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

Restructuring and transaction costs reflect employee related costs and various transaction costs related to the Merger. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the second quarter of 2026, we recognized a gain on our Fervo investment of approximately $201 million in other, net. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Q2 2026	Q1 2026
Current expense (benefit)	$378	$(188)
Deferred expense	95	234
Total expense	$473	$46
Current tax rate	16%	-114%
Deferred tax rate	4%	142%
Effective income tax rate	20%	28%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

June 30, 2026 YTD vs. June 30, 2025 YTD

Our six months ended June 30, 2026 net earnings were $2.0 billion, compared to net earnings of $1.4 billion for the first six months ended June 30, 2025. The graph below shows the change in net earnings from the six months ended June 30, 2025 to the six months ended June 30, 2026. The material changes are further discussed by category on the following pages.

Production Volumes

	Six Months Ended June 30,
	2026	% of Total	2025	Change
Oil (MBbls/d)
Permian	278	63%	222	25%
Rockies	104	23%	108	-4%
Eagle Ford	45	10%	42	8%
Anadarko	14	3%	12	19%
Other	4	1%	4	N/M
Total	445	100%	388	15%

	Six Months Ended June 30,
	2026	% of Total	2025	Change
Gas (MMcf/d)
Permian	1,054	45%	784	34%
Rockies	233	10%	230	1%
Eagle Ford	80	3%	89	-10%
Anadarko	316	14%	263	20%
Marcellus	633	27%	—	N/M
Other	2	1%	1	N/M
Total	2,318	100%	1,367	70%

	Six Months Ended June 30,
	2026	% of Total	2025	Change
NGLs (MBbls/d)
Permian	172	65%	126	37%
Rockies	47	17%	46	2%
Eagle Ford	13	5%	13	0%
Anadarko	34	13%	28	21%
Other	—	0%	—	N/M
Total	266	100%	213	25%

	Six Months Ended June 30,
	2026	% of Total	2025	Change
Combined (MBoe/d)
Permian	625	57%	478	31%
Rockies	190	17%	192	-1%
Eagle Ford	71	6%	70	2%
Anadarko	101	9%	84	20%
Marcellus	105	10%	—	N/M
Other	5	1%	4	26%
Total	1,097	100%	828	33%

From the six months ended June 30, 2025 to the six months ended June 30, 2026, the change in volumes contributed to a $1.2 billion increase in earnings. Due to the Merger closing on May 7, 2026, volumes now include Coterra legacy assets in the Permian, Anadarko and Marcellus. Volumes associated with these Coterra legacy assets were approximately 245 MBoe/d in the six months ended June 30, 2026.

Realized Prices

	Six Months Ended June 30,
	2026	Realization	2025	Change
Oil (per Bbl)
WTI index	$82.29		$67.72	22%
Realized price, unhedged	$84.11	102%	$65.40	29%
Cash settlements	$(4.72)		$0.64
Realized price, with hedges	$79.39	96%	$66.04	20%

	Six Months Ended June 30,
	2026	Realization	2025	Change
Gas (per Mcf)
Henry Hub index	$3.98		$3.55	12%
Realized price, unhedged	$0.74	19%	$1.97	-62%
Cash settlements	$0.49		$0.04
Realized price, with hedges	$1.23	31%	$2.01	-39%

	Six Months Ended June 30,
	2026	Realization	2025	Change
NGLs (per Bbl)
WTI index	$82.29		$67.72	22%
Realized price, unhedged	$20.71	25%	$19.76	5%
Cash settlements	$—		$0.01
Realized price, with hedges	$20.71	25%	$19.77	5%

	Six Months Ended June 30,
	2026	2025	Change
Combined (per Boe)
Realized price, unhedged	$40.69	$38.93	5%
Cash settlements	$(0.87)	$0.38
Realized price, with hedges	$39.82	$39.31	1%

From the six months ended June 30, 2025 to the six months ended June 30, 2026, realized prices contributed to a $1.0 billion increase in earnings. This increase was primarily due to higher unhedged realized oil and NGL prices. This increase was partially offset by lower unhedged realized gas prices and oil hedge cash settlements.

Hedge Settlements

	Six Months Ended June 30,
	2026	2025	Change
Oil	$(381)	$45	-947%
Natural gas	208	12	1633%
Total cash settlements (1)	$(173)	$57	-404%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Six Months Ended June 30,
	2026	2025	Change
LOE	$1,112	$962	16%
Gathering, processing & transportation	582	423	38%
Production taxes	562	392	43%
Property taxes	31	34	-9%
Total	$2,287	$1,811	26%
Per Boe:
LOE	$5.60	$6.42	-13%
Gathering, processing & transportation	$2.93	$2.82	4%
Percent of oil, gas and NGL sales:
Production taxes	7.0%	6.7%	3%

Production expenses increased primarily due to the Merger closing on May 7, 2026, partially offset by positive results from the recently completed pre-merger business optimization plan. LOE per Boe decreased due to a different post-merger asset and product mix. Production taxes increased due to the increase in WTI and Mont Belvieu index prices.

DD&A and Asset Impairments

	Six Months Ended June 30,
	2026	2025	Change
Oil and gas per Boe	$11.39	$11.85	-4%

Oil and gas	$2,261	$1,776	27%
Other property and equipment	59	50	17%
Total DD&A	$2,320	$1,826	27%

Asset impairments	$—	$254	N/M

DD&A increased in the first six months of 2026 primarily due to higher volumes driven by the Merger and new well activity in the Permian.

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. See Note 5 in “Part I. Financial Information – Item 1. Financial Statements” of this report for further discussion.

G&A

	Six Months Ended June 30,
	2026	2025	Change
G&A per Boe	$1.51	$1.62	-7%

Labor and benefits	$159	$126	26%
Non-labor	141	117	21%
Total	$300	$243	23%

G&A increased primarily due to the Merger closing on May 7, 2026. However, Devon’s G&A per Boe rate decreased due to a shift in asset mix following the Merger, as increased production volumes drove Boe growth at a faster rate than the corresponding increase in G&A.

Other Items

	Six Months Ended June 30,
	2026	2025	Change in earnings
Commodity hedge valuation changes (1)	$(114)	$81	$(195)
Marketing and midstream operations	7	(31)	38
Exploration expenses	41	30	(11)
Asset dispositions	(24)	(305)	(281)
Net financing costs	234	239	5
Restructuring and transaction costs	265	27	(238)
Other, net	(170)	11	181
			$(501)
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

During the second quarter of 2025, we sold our investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Restructuring and transaction costs reflect employee related costs and various transaction costs related to the Merger. The majority of these costs were recorded in the second quarter of 2026. For additional information, see Note 6 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first six months of 2026, we recognized a gain on our Fervo investment of approximately $201 million in other, net. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Six Months Ended June 30,
	2026	2025
Current expense	$190	$322
Deferred expense	329	59
Total expense	$519	$381
Current tax rate	7%	18%
Deferred tax rate	13%	3%
Effective income tax rate	20%	21%

For information on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash and cash equivalents for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flow	$3,674	$1,545	$5,329	$3,487
Cash acquired in Merger	581	—	581	—
Capital expenditures	(1,318)	(956)	(2,157)	(1,890)
Acquisitions of property and equipment	(2,729)	(16)	(2,919)	(24)
Divestitures of property, equipment and investments	88	372	90	505
Investment activity, net	3	3	10	10
Debt activity	(500)	—	(500)	—
Repurchases of common stock	(197)	(249)	(266)	(550)
Common stock dividends	(366)	(156)	(521)	(319)
Noncontrolling interest activity, net	—	(14)	—	(9)
Repayment of finance leases	(2)	—	(5)	(274)
Other	(40)	(4)	(67)	(23)
Net change in cash, cash equivalents and restricted cash	$(806)	$525	$(425)	$913
Cash, cash equivalents and restricted cash at end of period	$1,009	$1,759	$1,009	$1,759

Operating Cash Flow and Cash Acquired in Merger

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow grew approximately 53% during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to the Merger and prices significantly increasing in the first half of 2026. Operating cash flow funded our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for share repurchases, dividends and debt retirements.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Permian	$786	$488	$1,235	$956
Rockies	197	233	420	455
Eagle Ford	117	142	233	293
Anadarko	109	39	138	84
Marcellus	64	—	64	—
Other	1	1	2	2
Total oil and gas	1,274	903	2,092	1,790
Midstream	30	34	46	66
Other	14	19	19	34
Total capital expenditures	$1,318	$956	$2,157	$1,890

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first six months of 2026 represented approximately 40% of our operating cash flow. Capital expenditures increased in 2026 primarily due to the Merger closing on May 7, 2026 and results now include activity related to Coterra legacy assets in the Permian, Anadarko and Marcellus.

Acquisitions of Property and Equipment

During the first six months of 2026, we completed acquisitions of property primarily related to state and federal land sales in the Permian for approximately $2.6 billion. For additional information, see Note 2 in “Part I. Financial Information - Item 1. Financial Statements” in this report.

Divestitures of Property, Equipment and Investments

During the first six months of 2026, we received proceeds of $88 million from asset dispositions. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first six months of 2025, we generated additional cash flow by monetizing our investment in Matterhorn for $372 million and divesting headquarters-related real estate assets for $134 million as part of our real estate rationalization initiatives. For additional information regarding these divestitures, see Note 2 and Note 5, respectively, in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Investment Activity

During the first six months of 2026 and 2025, we received distributions from our investments of $22 million and $20 million, respectively. We contributed $12 million and $10 million to our investments during the first six months of 2026 and 2025, respectively.

Debt Activity

In the second quarter of 2026, we repaid $250 million of the outstanding principal on the Term Loan, reducing the outstanding balance to $750 million. We also early redeemed the $250 million of 3.77% senior notes due in September 2026. For additional information, see Note 14 in “Part I. Financial Information - Item 1. Financial Statements” in this report.

Shareholder Distributions and Stock Activity

We repurchased approximately 6.3 million shares of common stock for $271 million and approximately 16.4 million shares of common stock for $550 million under the share repurchase programs authorized by our Board of Directors in the first six months of 2026 and 2025, respectively. For additional information, see Note 17 in “Part I. Financial Information - Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the second quarter of 2026 and 2025. In connection with the Merger, Devon raised its fixed dividend by approximately 33% from $0.24 to $0.32 per share in the second quarter of 2026.

	Dividends	Rate Per Share
2026:
First quarter	$155	$0.24
Second quarter	366	$0.32
Total year-to-date	$521
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Total year-to-date	$319

Noncontrolling Interest Activity, net

On August 1, 2025, Devon completed the acquisition of all outstanding noncontrolling interests in CDM for $260 million. Accordingly, all future net income and cash flows from CDM are fully attributable to Devon and there will be no further distributions to or contributions from noncontrolling interest holders.

During the first six months of 2025, we distributed $23 million to, and received $14 million in contributions from, our noncontrolling interests in CDM.

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

On May 7, 2026, Devon and Coterra completed an all-stock merger of equals transaction. The strategic combination is expected to unlock substantial value for shareholders by leveraging enhanced scale to improve margins, increase free cash flow and accelerate cash returns through the capture of $1.0 billion in sustainable annual synergies. Following the successful completion of the Merger, we announced an $8.0 billion share repurchase program that expires on June 30, 2029. We also raised our fixed dividend by approximately 33% from $0.24 to $0.32 per share in the second quarter of 2026. In connection with the Merger, we initiated a review of our combined asset portfolio.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the second quarter of 2026, we held approximately $1.0 billion of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms to our oil, gas and NGL derivative financial instruments as of June 30, 2026 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Cost savings and synergies resulting from the Merger are expected to be attained through an optimized capital program, operating margin improvements and streamlined corporate costs. We are on track to deliver at least $1.0 billion of annual pre-tax run-rate synergies by year-end 2027, with approximately $600 million expected to be captured in 2027. Shared best practices and technology are driving progress across these initiatives, strengthening margins and maximizing capital efficiency across the combined portfolio.

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

Restructuring and Transaction Related Costs – Merger-related restructuring and transaction cost cash outflows were paid in the first six months of 2026, with additional costs expected to be paid primarily through the end of 2027. Payments extending beyond 2026 relate primarily to employee severance benefits. These payments relate to employee costs and the associated employee severance benefits, costs to modify or abandon vendor contracts and the acceleration of certain employee benefits triggered by the Merger.

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

Assumption of Coterra Debt

In conjunction with the Merger closing on May 7, 2026, we assumed a principal value of approximately $3.5 billion of Coterra debt.

Repayment of Debt

In June 2026, Devon repaid $250 million of the outstanding principal on the Term Loan, reducing the outstanding balance to $750 million. In July 2026, Devon repaid the remaining $750 million of outstanding principal, retiring the Term Loan in full. Following these repayments, we have no outstanding debt maturities until the second quarter of 2027.

Credit Availability

As of June 30, 2026, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At June 30, 2026, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and the size and scale of our production. Our credit rating from Standard and Poor’s Financial Services is BBB+ with a stable outlook. Our credit rating from Fitch is BBB+ with a positive outlook. Our credit rating from Moody’s Investor Service is Baa2 with a positive outlook. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

There are no “rating triggers” in any of our contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, a downgrade could adversely impact our interest rate on our Term Loan or any credit facility borrowings and the ability to economically access debt markets in the future.

Cash Returns to Shareholders

We are committed to returning cash to shareholders through dividends and share repurchases. Our Board of Directors will consider a number of factors when setting the quarterly dividend, if any, including a general target of paying out approximately 10% to 15% of operating cash flow through the fixed dividend. In addition to the fixed quarterly dividend, we may pay a variable dividend or complete share repurchases. The declaration and payment of any future dividend, whether fixed or variable, will remain at the full discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

In August 2026, Devon announced a cash dividend in the amount of $0.32 per share payable in the third quarter of 2026 and will total approximately $366 million.

Following the completion of the Merger, we announced a new $8.0 billion share repurchase program that expires on June 30, 2029. Through July 2026, we had executed approximately $300 million of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2026 is expected to be approximately $2.7 billion to $2.9 billion.

Contractual Obligations

As a result of the Merger, we increased our material contractual obligations, which include debt and related interest expense, asset retirement obligations, lease obligations, operational agreements, drilling and facility obligations, various tax obligations and other obligations. As discussed above, we estimate the combination of our sources of capital will continue to be adequate to fund our short- and long-term contractual obligations.

Tax Contingencies

As we are regularly audited by tax authorities, we have and will continue to have our tax positions challenged. Certain tax authorities require material cash deposits be made to further dispute and respond to any of our challenged tax positions. The Canada Revenue Agency (“CRA”) proposed several material adjustments to prior tax years relating to our legacy Canadian business. We have been engaging with the CRA to resolve these matters, but, based on recent communications, the CRA is making formal assessments for such adjustments. We disagree with the proposed adjustments and intend to vigorously contest any related assessments, which may require us to make material cash deposits while the matters are being resolved.

Critical Accounting Estimates

Purchase Accounting

Periodically, we acquire assets and assume liabilities in transactions accounted for as business combinations, such as the Merger with Coterra. In connection with the Merger, we allocated the $24.9 billion of purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the date of the acquisition.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during second quarter 2026 for Devon; however, the Merger resulted in an ownership change for Coterra, which increases the likelihood Devon could experience an ownership change over the next three years.

For additional information regarding our critical accounting policies and estimates, see our 2025 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of June 30, 2026, we have commodity derivatives that pertain to a portion of our estimated production for the last six months of 2026, as well as for 2027. The key terms to our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At June 30, 2026, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $350 million.

Interest Rate Risk

At June 30, 2026, we had total debt of $11.4 billion. Of this debt, $10.7 billion was comprised of debentures and notes that have fixed interest rates which averaged 5.49%. We also have a $750 million Term Loan which has a variable interest rate that is adjusted monthly. The interest rate on the Term Loan was 4.96% at June 30, 2026.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2026 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

In connection with the Merger, we are in the process of integrating Coterra’s operations, processes and systems into our internal control structure. As this integration progresses, we anticipate changes to our combined internal control environment that may affect our internal control over financial reporting. For additional information regarding the Merger, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Other than as described above in connection with the Merger, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2025 Annual Report on Form 10-K and the matters described below, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

Environmental Matters

Devon has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. Devon believes proceedings under this threshold are not material to Devon’s business, financial condition and results of operations.

On June 26, 2023, we received a NOV from the EPA relating to alleged air emission violations by Coterra Energy Operating Co. (f/k/a Cimarex Energy Co.), a subsidiary of the Company, during 2020 and 2022 in Texas and New Mexico. On July 25, 2023, we subsequently received a letter from the U.S. Department of Justice that the EPA has referred this matter for civil enforcement proceedings. On August 17, 2023, we received a separate NOV from the EPA relating to alleged air emission violations by Coterra Energy Operating Co. during 2023 in New Mexico. The Company has been engaging with the EPA to resolve each of these matters, which remain ongoing, and management cannot predict their ultimate outcome; however, resolution of each of these matters may result in a fine or penalty in excess of $1 million.

Please see our 2025 Annual Report on Form 10-K and other SEC filings for additional information.

Item 1A. Risk Factors

There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the second quarter of 2026 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	$—	—	$538
May 1 - May 31	2,914	$47.62	2,148	$7,899
June 1 - June 30	2,290	$44.11	2,286	$7,798
Total	5,204	$46.07	4,434

(1)
In addition to shares purchased under the share repurchase program described below, these amounts include approximately 770 thousand shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On November 2, 2021, Devon announced a $1.0 billion share repurchase program that would expire on December 31, 2022. Through subsequent approvals, most recently in July 2024, Devon’s Board of Directors expanded the share repurchase program authorization to $5.0 billion. Of the $5.0 billion authorized amount, we repurchased 102 million common shares for $4.5 billion, or $43.90 per share, prior to this program’s termination effective May 7, 2026. On May 7, 2026, Devon announced a new $8.0 billion share repurchase program, which expires on June 30, 2029. During the second quarter of 2026, we repurchased 4.4 million common shares for $202 million, or $45.48 per share, under the new program. For additional information, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described below.

On June 12, 2026, Thomas E. Jorden, chair of Devon’s Board of Directors, as trustee of the Thomas E. and Tamara Jacks Jorden Revocable Trust, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The arrangement provides for the potential sale of up to 250,000 shares of Devon common stock, subject to certain conditions, during the period from September 14, 2026 through March 15, 2027.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Devon Energy Corporation.

4.1

Third Supplemental Indenture, dated as of June 25, 2026, between Devon Energy Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K, filed June 25, 2026; File No. 001-32318).

4.2

Registration Rights Agreement, dated as of June 25, 2026, by and among Devon Energy Corporation, Wells Fargo Securities, LLC, BofA Securities, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.8 of Registrant’s Current Report on Form 8-K, filed June 25, 2026; File No. 001-32318).

4.3

Certificate of Designations to 8 ⅛% Series A Cumulative Perpetual Convertible Preferred Stock of Coterra Energy Operating Co. (f/k/a Cimarex Energy Co.) (incorporated by reference to Exhibit 4.3 of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021; File No. 1-10447).

4.4

Amendment to Certificate of Designations to 8 ⅛% Series A Cumulative Perpetual Convertible Preferred Stock of Coterra Energy Operating Co. (incorporated by reference to Exhibit 4.4 of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021; File No. 1-10447).

4.5

Amendment to Certificate of Designations to 8 ⅛% Series A Cumulative Perpetual Convertible Preferred Stock of Coterra Energy Operating Co. (incorporated by reference to Exhibit 4.3 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022; File No. 1-10447).

4.6

Amendment to Certificate of Designations 8 ⅛% Series A Cumulative Perpetual Convertible Preferred Stock of Coterra Energy Operating Co.

In connection with the Merger, Coterra and Coterra Energy Operating Co. became consolidated subsidiaries of Devon. Coterra and Coterra Energy Operating Co. are each parties to debt instruments under which the total amount of securities authorized does not exceed 10 percent of Devon’s total consolidated assets. Pursuant to paragraph (4)(iii)(A) of Item 601(b) of Regulation S-K, Devon agrees to furnish a copy of any of those instruments to the SEC upon its request.

10.1*	2026 Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock awarded.

10.2*

2026 Form of Notice of Grant of Restricted Stock Unit Award and Award Agreement under the 2022 Long-Term Incentive Plan between the Company and non-management directors for restricted stock units awarded.

10.3*

Cabot Oil & Gas Corporation 2014 Incentive Plan, effective May 1, 2014 (incorporated by reference to Exhibit 10.1 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014; File No. 1-10447).

10.4*

Form of Non-Employee Director Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014; File No. 1-10447).

10.5*	Coterra Energy Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K, filed May 5, 2023; File No. 1-10447).

10.6*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4(a) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025; File No. 1-10447).

10.7*	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4(b) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025; File No. 1-10447).

10.8*

Form of Amended and Restated Severance Compensation Agreement between Coterra Energy Inc. and certain officers (incorporated by reference to Exhibit 10.2 of Coterra’s Current Report on Form 8-K, filed February 2, 2026; File No. 1-10447).

10.9*

Non-Employee Director Deferred Compensation Plan effective May 4, 2023 (incorporated by reference to Exhibit 10.3 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; File No. 1-10447).

10.10*

Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement (Annual RSU Grant) (incorporated by reference to Exhibit 10.3(b) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; File No. 1-10447).

10.11*

Deferred Compensation Plan of Cabot Oil & Gas Corporation, as amended and restated, effective January 1, 2011 (incorporated by reference to Exhibit 10.1 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011; File No. 1-10447).

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

DEVON ENERGY CORPORATION

Date: August 5, 2026	/s/ Gregory F. Conaway
Gregory F. Conaway
Vice President and Chief Accounting Officer