Form 10-Q
period 2026-09-30
DEVON ENERGY CORP/DE
filed 2026-11-06
CIK 1090012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Former name, former address and former fiscal year, if changed since last report: Not applicable

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

On October 23, 2026, 1,139,714,310 shares of common stock were outstanding.

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

“Solitude” means SPS Parent, LLC.

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
•
risks related to shareholder activism;
•
our ability to successfully complete mergers, acquisitions and divestitures, including the pending sale of our Eagle Ford assets;
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

Part I. Financial Information

Item 1. Financial Statements

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
Oil, gas and NGL sales	$5,939	$2,809	$14,022	$8,645
Oil, gas and NGL derivatives	(914)	80	(1,201)	218
Marketing and midstream revenues	1,835	1,442	5,263	4,204
Total revenues	6,860	4,331	18,084	13,067
Production expenses	1,651	895	3,938	2,706
Exploration expenses	14	8	55	38
Marketing and midstream expenses	1,855	1,453	5,276	4,246
Depreciation, depletion and amortization	1,684	879	4,004	2,705
Asset impairments	—	—	—	254
Asset dispositions	—	(37)	(24)	(342)
General and administrative expenses	180	114	480	357
Financing costs, net	147	109	381	348
Restructuring and transaction costs	69	9	334	36
Other, net	8	(11)	(162)	—
Total expenses	5,608	3,419	14,282	10,348
Earnings before income taxes	1,252	912	3,802	2,719
Income tax expense	244	219	763	600
Net earnings	1,008	693	3,039	2,119
Net earnings attributable to noncontrolling interests	—	6	—	39
Net earnings attributable to Devon	$1,008	$687	$3,039	$2,080
Net earnings per share:
Basic net earnings per share	$0.88	$1.09	$3.37	$3.27
Diluted net earnings per share	$0.88	$1.09	$3.36	$3.27
Comprehensive earnings:
Net earnings	$1,008	$693	$3,039	$2,119
Other comprehensive earnings, net of tax:
Pension and postretirement plans	1	1	3	3
Other comprehensive earnings, net of tax	1	1	3	3
Comprehensive earnings:	$1,009	$694	$3,042	$2,122
Comprehensive earnings attributable to noncontrolling interests	—	6	—	39
Comprehensive earnings attributable to Devon	$1,009	$688	$3,042	$2,083

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$413	$1,434
Accounts receivable	3,539	1,792
Inventory	382	336
Other current assets	490	444
Total current assets	4,824	4,006
Oil and gas property and equipment, based on successful efforts accounting, net	60,970	23,731
Other property and equipment, net	2,212	1,688
Total property and equipment, net	63,182	25,419
Goodwill	753	753
Right-of-use assets	566	299
Investments	1,074	727
Other long-term assets	415	395
Total assets	$70,814	$31,599
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,637	$790
Revenues and royalties payable	2,375	1,491
Short-term debt	822	998
Other current liabilities	2,015	807
Total current liabilities	6,849	4,086
Long-term debt	9,814	7,391
Lease liabilities	404	197
Asset retirement obligations	1,188	863
Other long-term liabilities	931	907
Deferred income taxes	9,615	2,627
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.10 par value. Authorized 2.0 billion shares; issued 1,141 million and 622 million shares in 2026 and 2025, respectively	114	62
Additional paid-in capital	29,673	5,388
Retained earnings	12,352	10,200
Accumulated other comprehensive loss	(119)	(122)
Treasury stock, at cost, 0.1 million shares in 2026	(7)	—
Total stockholders’ equity	42,013	15,528
Total liabilities and equity	$70,814	$31,599

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,008	$693	$3,039	$2,119
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	1,684	879	4,004	2,705
Asset impairments	—	—	—	254
Leasehold impairments	7	1	19	13
Accretion of liabilities	8	4	19	13
Total (gains) losses on commodity derivatives	914	(80)	1,201	(218)
Cash settlements on commodity derivatives	(185)	50	(358)	107
Gains on asset dispositions	—	(37)	(24)	(342)
Deferred income tax expense (benefit)	(32)	263	297	322
Share-based compensation	51	24	144	77
Other	10	(45)	(172)	(62)
Changes in assets and liabilities, net	(657)	(62)	(32)	189
Net cash from operating activities	2,808	1,690	8,137	5,177
Cash flows from investing activities:
Cash acquired in Merger	—	—	581	—
Capital expenditures	(1,464)	(870)	(3,621)	(2,760)
Acquisitions of property and equipment	(320)	(197)	(3,239)	(221)
Divestitures of property, equipment and investments	6	38	96	543
Distributions from investments	10	7	32	27
Contributions to investments and other	(95)	(2)	(107)	(12)
Net cash from investing activities	(1,863)	(1,024)	(6,258)	(2,423)
Cash flows from financing activities:
Repayments of long-term debt	(750)	(485)	(1,250)	(485)
Repurchases of common stock	(414)	(250)	(680)	(800)
Dividends paid on common stock	(366)	(151)	(887)	(470)
Contributions from noncontrolling interests	—	—	—	14
Distributions to noncontrolling interests	—	—	—	(23)
Acquisition of noncontrolling interests	—	(260)	—	(260)
Repayment of finance leases	(3)	—	(8)	(274)
Shares exchanged for tax withholdings and other	(9)	(1)	(80)	(25)
Net cash from financing activities	(1,542)	(1,147)	(2,905)	(2,323)
Effect of exchange rate changes on cash	1	—	5	1
Net change in cash, cash equivalents and restricted cash	(596)	(481)	(1,021)	432
Cash, cash equivalents and restricted cash at beginning of period	1,009	1,759	1,434	846
Cash, cash equivalents and restricted cash at end of period	$413	$1,278	$413	$1,278

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$352	$1,229	$352	$1,229
Restricted cash	61	49	61	49
Total cash, cash equivalents and restricted cash	$413	$1,278	$413	$1,278

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Earnings	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interests	Equity
	(Unaudited)
Three Months Ended September 30, 2026
Balance as of June 30, 2026	1,150	$115	$30,045	$11,712	$(120)	$(5)	$—	$41,747
Net earnings	—	—	—	1,008	—	—	—	1,008
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Restricted stock grants, net of cancellations	1	—	—	—	—	—	—	—
Common stock repurchased	—	—	(1)	—	—	(425)	—	(426)
Common stock retired	(10)	(1)	(422)	—	—	423	—	—
Common stock dividends	—	—	—	(368)	—	—	—	(368)
Share-based compensation	—	—	51	—	—	—	—	51
Balance as of September 30, 2026	1,141	$114	$29,673	$12,352	$(119)	$(7)	$—	$42,013
Three Months Ended September 30, 2025
Balance as of June 30, 2025	636	$64	$5,864	$9,252	$(120)	$—	$232	$15,292
Net earnings	—	—	—	687	—	—	6	693
Other comprehensive earnings, net of tax	—	—	—	—	1	—	—	1
Common stock repurchased	—	—	(3)	—	—	(251)	—	(254)
Common stock retired	(7)	(1)	(250)	—	—	251	—	—
Common stock dividends	—	—	—	(151)	—	—	—	(151)
Share-based compensation	—	—	24	—	—	—	—	24
Acquisition of noncontrolling interests	—	—	(17)	—	—	—	(238)	(255)
Balance as of September 30, 2025	629	$63	$5,618	$9,788	$(119)	$—	$—	$15,350
Nine Months Ended September 30, 2026
Balance as of December 31, 2025	622	$62	$5,388	$10,200	$(122)	$—	$—	$15,528
Net earnings	—	—	—	3,039	—	—	—	3,039
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	4	—	—	—	—	—	—	—
Common stock repurchased	—	—	(1)	—	—	(759)	—	(760)
Common stock retired	(17)	(1)	(751)	—	—	752	—	—
Common stock dividends	—	—	—	(887)	—	—	—	(887)
Common stock issued	532	53	24,893	—	—	—	—	24,946
Share-based compensation	—	—	144	—	—	—	—	144
Balance as of September 30, 2026	1,141	$114	$29,673	$12,352	$(119)	$(7)	$—	$42,013
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	651	$65	$6,387	$8,166	$(122)	$—	$208	$14,704
Net earnings	—	—	—	2,080	—	—	39	2,119
Other comprehensive earnings, net of tax	—	—	—	—	3	—	—	3
Restricted stock grants, net of cancellations	2	—	—	—	—	—	—	—
Common stock repurchased	—	—	(7)	—	—	(824)	—	(831)
Common stock retired	(24)	(2)	(822)	—	—	824	—	—
Common stock dividends	—	—	—	(458)	—	—	—	(458)
Share-based compensation	—	—	77	—	—	—	—	77
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Acquisition of noncontrolling interests	—	—	(17)	—	—	—	(238)	(255)
Balance as of September 30, 2025	629	$63	$5,618	$9,788	$(119)	$—	$—	$15,350

See accompanying notes to consolidated financial statements.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of Devon have been prepared pursuant to the rules and regulations of the SEC. Pursuant to such rules and regulations, certain disclosures previously included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in Devon’s 2025 Annual Report on Form 10-K. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of Devon’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2026 and 2025 and Devon’s financial position as of September 30, 2026. Such adjustments are considered to be of a normal recurring nature unless otherwise noted.

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

Disaggregation of Revenue

The following table presents revenue from contracts with customers that are disaggregated based on the type of good or service.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oil	$4,307	$2,267	$11,084	$6,855
Gas	796	186	1,105	673
NGL	836	356	1,833	1,117
Oil, gas and NGL sales	5,939	2,809	14,022	8,645

Oil	1,268	932	3,680	2,709
Gas	266	252	676	769
NGL	301	258	907	726
Marketing and midstream revenues	1,835	1,442	5,263	4,204
Total revenues from contracts with customers	$7,774	$4,251	$19,285	$12,849

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2026, Devon had $5.1 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. These obligations were assumed by Devon in connection with the Merger and are expected to be recognized ratably over the next 12 years.

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

Acquisitions

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

Preliminary Purchase
Price Allocation
Consideration:
Coterra common stock outstanding	759.4
Exchange Ratio	0.70
Devon common stock issued	531.6
Devon closing price on May 6, 2026	$46.60
Total common equity consideration	$24,772
Share-based replacement awards	174
Total consideration	$24,946
Assets acquired:
Cash, cash equivalents and restricted cash	$581
Accounts receivable	1,102
Inventory	31
Other current assets	204
Proved oil and gas property and equipment	20,406
Unproved and properties under development	14,002
Other property and equipment, net	505
Right-of-use assets	131
Investments	100
Other long-term assets	133
Total assets acquired	$37,195
Liabilities assumed:
Accounts payable	$710
Revenues and royalties payable	478
Short-term debt	249
Income taxes payable	27
Other current liabilities	414
Long-term debt	3,256
Lease liabilities	100
Asset retirement obligations	164
Other long-term liabilities	161
Deferred income taxes	6,690
Total liabilities assumed	$12,249
Net assets acquired	$24,946

Coterra Revenues and Net Earnings

The following table represents Coterra’s revenues and net earnings included in Devon’s consolidated statements of comprehensive earnings from the closing date of the Merger through the three and nine months ended September 30, 2026.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
	(Unaudited)
Total revenues	$2,157	$3,431
Net earnings	$561	$791

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma financial information is based on Devon’s historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2025. The information below reflects pro forma adjustments to conform Coterra’s historical financial information to Devon’s financial statement presentation. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
Total revenues	$6,860	$6,133	$20,754	$18,719
Net earnings	$1,008	$917	$3,472	$3,056
Net earnings per share:
Basic net earnings per share	$0.88	$0.79	$3.03	$2.61
Diluted net earnings per share	$0.88	$0.79	$3.02	$2.61

Lease Acquisition

During the second quarter of 2026, Devon acquired approximately 16,300 net undeveloped acres in the core of the Permian Basin in Lea and Eddy counties, New Mexico, through the Bureau of Land Management (“BLM”) oil and gas lease sale for approximately $2.6 billion, which was funded with cash on hand.

Divestitures

Eagle Ford Divestiture

On October 8, 2026, Devon entered into an agreement to sell its Eagle Ford assets, consisting of approximately 90,000 net acres in Karnes, DeWitt and Gonzales counties, Texas, to Crescent Energy Company for $4.2 billion in cash, subject to customary purchase price adjustments. Estimated proved reserves associated with Devon’s Eagle Ford assets are approximately 3% of total proved reserves post-merger. The transaction is expected to close in early 2027, subject to regulatory approvals and customary closing conditions.

As of September 30, 2026, the Eagle Ford assets did not meet the criteria to be classified as held for sale. Upon execution of the purchase and sale agreement on October 8, 2026, the Eagle Ford assets subsequently met those criteria. Devon expects to recognize a material gain upon closing of the transaction.

Divestiture of Matterhorn Investment

During the second quarter of 2025, Devon sold its investment in Matterhorn for $372 million and recognized a pre-tax gain of $307 million ($239 million, net of tax), which was recorded to asset dispositions on the accompanying consolidated statements of comprehensive earnings.

Contingent Earnout Payments

Devon was entitled to contingent earnout payments associated with the sale of its Barnett Shale assets in 2020 with upside participation beginning at a $2.75 Henry Hub natural gas price or a $50 WTI oil price. The contingent payment period commenced on January 1, 2021, and had a term of four years. Devon received $20 million in contingent earnout payments related to this transaction in the first nine months of 2025. As of September 30, 2026, Devon had no open contingent earnout arrangements.

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

Counterparty Credit Risk

By using derivative financial instruments, Devon is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are placed with a number of counterparties whom Devon believes are acceptable credit risks. It is Devon’s policy to enter into derivative contracts only with investment-grade rated counterparties deemed by management to be competent and competitive market makers. Additionally, Devon’s derivative contracts generally contain provisions that provide for collateral payments if Devon’s or its counterparty’s credit rating falls below certain credit rating levels. As of September 30, 2026, Devon neither held cash collateral of its counterparties nor posted cash collateral to its counterparties. Given Devon’s current credit ratings and the terms of the underlying contracts, Devon is not required to post collateral to its counterparties with respect to its open derivative positions and would not be required to post any such collateral as a result of any change to the amount of Devon’s net liability for such positions.

Commodity Derivatives

As of September 30, 2026, Devon had the following open oil derivative positions. The first two tables present Devon’s oil derivatives that settle against the average of the prompt month NYMEX WTI futures price. The third table presents Devon’s oil derivatives that settle against the respective indices noted within the table.

	Price Swaps		Price Collars
Period	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2026	47,000	$72.01	87,000	$56.38	$73.98
Q1-Q4 2027	37,000	$73.59	94,466	$59.61	$88.38
Q1-Q4 2028	9,250	$73.59	—	$—	$—

	Three-Way Price Collars
Period	Volume (Bbls/d)	Weighted Average Floor Sold Price ($/Bbl)	Weighted Average Floor Purchased Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
Q4 2026	113,000	$49.36	$59.36	$72.36
Q1-Q4 2027	57,397	$47.25	$57.25	$73.14

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Oil Basis Swaps
Period	Index	Volume (Bbls/d)	Weighted Average Differential to WTI ($/Bbl)
Q4 2026	WTI/NYMEX	87,000	$0.96
Q4 2026	Midland Sweet	46,000	$1.10
Q4 2026	WTI/Brent	8,000	$(5.66)
Q4 2026	NYMEX Roll	113,000	$2.03
Q1-Q4 2027	WTI/NYMEX	32,466	$1.04
Q1-Q4 2027	Magellan East Houston	43,000	$1.83
Q1-Q4 2027	Midland Sweet	78,000	$1.05
Q1-Q4 2027	NYMEX Roll	16,575	$1.14

As of September 30, 2026, Devon had the following open natural gas derivative positions. The first table presents Devon’s natural gas derivatives that settle against the Inside FERC first of the month Henry Hub index and the end of month NYMEX index. The second table presents Devon’s natural gas derivatives that settle against the respective indices noted within the table.

	Price Swaps (1)		Price Collars (2)
Period	Volume (MMBtu/d)	Weighted Average Price ($/MMBtu)	Volume (MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
Q4 2026	247,500	$3.80	1,130,000	$3.36	$5.47
Q1-Q4 2027	—	$—	490,000	$3.17	$5.33
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

	Natural Gas Basis Swaps
Period	Index	Volume (MMBtu/d)	Weighted Average Differential to Henry Hub ($/MMBtu)
Q4 2026	Houston Ship Channel	50,000	$(0.29)
Q4 2026	Transco Leidy	250,000	$(0.78)
Q4 2026	Transco Zone 6 Non-NY	250,000	$(0.16)
Q4 2026	WAHA	350,000	$(1.86)
Q1-Q4 2027	Transco Leidy	47,500	$(0.65)
Q1-Q4 2027	Transco Zone 6 Non-NY	150,000	$0.35
Q1-Q4 2027	WAHA	135,041	$(1.30)

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial Statement Presentation

All derivative financial instruments are recognized at their current fair value as either assets or liabilities on the consolidated balance sheets. Amounts related to contracts allowed to be netted upon payment subject to a master netting arrangement with the same counterparty are reported on a net basis on the consolidated balance sheets. The table below presents a summary of these positions as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
	Gross Fair Value	Amounts Netted	Net Fair Value	Gross Fair Value	Amounts Netted	Net Fair Value	Balance Sheet Classification
Commodity derivatives:
Short-term derivative asset	$128	$(30)	$98	$199	$(7)	$192	Other current assets
Long-term derivative asset	21	—	21	2	—	2	Other long-term assets
Short-term derivative liability	(831)	30	(801)	(8)	7	(1)	Other current liabilities
Long-term derivative liability	(42)	—	(42)	—	—	—	Other long-term liabilities
Total derivative asset (liability)	$(724)	$—	$(724)	$193	$—	$193

4.
Share-Based Compensation

The table below presents the share-based compensation expense included in Devon’s accompanying consolidated statements of comprehensive earnings.

	Nine Months Ended September 30,
	2026	2025
G&A	$96	$67
Exploration expenses	—	1
Restructuring and transaction costs	48	9
Total	$144	$77

Related income tax benefit	$27	$12

Under its approved long-term incentive plans, Devon grants share-based awards to its employees. The following table presents a summary of Devon’s unvested restricted stock awards and units and performance share units granted under the plans.

	Restricted Stock Awards & Units		Performance Share Units
	Awards/Units	Weighted Average Grant-Date Fair Value	Units		Weighted Average Grant-Date Fair Value
	(Thousands, except fair value data)
Unvested at 12/31/25	4,653	$40.79	1,293		$58.82
Granted (1)	9,354	$45.95	439		$61.73
Vested	(4,400)	$45.53	(200)		$81.70
Forfeited	(376)	$43.32	(155)		$76.81
Unvested at 9/30/26	9,231	$43.65	1,377	(2)	$54.39
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

The following table presents a summary of the unrecognized compensation cost and the related weighted average recognition period associated with unvested awards and units as of September 30, 2026.

	Restricted Stock	Performance
	Awards/Units	Share Units
Unrecognized compensation cost	$244	$27
Weighted average period for recognition (years)	2.4	2.0

5.
Asset Impairments

In the first quarter of 2025, Devon rationalized two headquarters-related real estate assets, triggering assets held for sale and recording asset impairments of $254 million. Both transactions closed in the first quarter of 2025 and generated aggregate sales proceeds of $120 million.

6.
Restructuring and Transaction Costs

The following table summarizes Devon’s restructuring and transaction costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring	$60	$9	$258	$36
Transaction costs	9	—	76	—
Total	$69	$9	$334	$36

In conjunction with the Merger closing, Devon recognized $258 million of restructuring expenses during the first nine months of 2026 primarily related to employee severance, termination and relocation benefits and contract terminations. Of these expenses, $48 million resulted from accelerated vesting of share-based grants, which are non-cash charges. Additionally, in conjunction with the Merger closing, Devon recognized $76 million of transaction costs primarily comprised of bank, legal and advisory fees associated with the Merger.

The following table summarizes Devon’s restructuring liabilities.

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
Balance as of December 31, 2025	$1	$—	$1
Changes related to 2026 merger-related employee costs	90	41	131
Changes related to prior years’ restructurings	(1)	—	(1)
Balance as of September 30, 2026	$90	$41	$131

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.
Income Taxes

The following table presents Devon’s total income tax expense and a reconciliation of its effective income tax rate to the U.S. statutory income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings before income taxes	$1,252	$912	$3,802	$2,719

Current income tax expense (benefit)	$276	$(44)	$466	$278
Deferred income tax expense (benefit)	(32)	263	297	322
Total income tax expense	$244	$219	$763	$600

U.S. statutory income tax rate	21%	21%	21%	21%
State income taxes	2%	2%	—	2%
Changes in unrecognized tax benefits	(4%)	—	(1%)	—
Other	—	1%	—	(1%)
Effective income tax rate	19%	24%	20%	22%

In the third quarter of 2026, income tax expense included a $50 million benefit from the release of previously unrecognized tax benefits and related interest due to the expiration of the statute of limitations.

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

On February 18, 2026, the IRS issued additional interim CAMT guidance through Notice 2026-7 (the “Notice”). In addition to other provisions, the Notice includes a new Adjusted Financial Statement Income (“AFSI”) adjustment beginning in 2025 for amortization of domestic research costs, including accelerated amortization under the OBBB transition rule. Accordingly, Devon’s nine months ended September 30, 2026 income tax expense included a current tax benefit of approximately $218 million and a corresponding deferred tax expense associated with the deferral of income taxes resulting from the Notice.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings available to common shareholders – basic and diluted	$1,008	$687	$3,039	$2,080
Common shares:
Average common shares outstanding – basic	1,142	628	900	636
Dilutive effect of potential common shares issuable	4	1	3	1
Average common shares outstanding – diluted	1,146	629	903	637
Net earnings per share available to common shareholders:
Basic	$0.88	$1.09	$3.37	$3.27
Diluted	$0.88	$1.09	$3.36	$3.27

9.
Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pension and postretirement benefit plans:
Beginning accumulated pension and postretirement benefits	$(120)	$(120)	$(122)	$(122)
Recognition of net actuarial loss and prior service cost in earnings (1)	1	1	4	4
Income tax expense	—	—	(1)	(1)
Accumulated other comprehensive loss, net of tax	$(119)	$(119)	$(119)	$(119)
(1)
Recognition of net actuarial loss and prior service cost is included in the computation of net periodic benefit cost, which is a component of other, net in the accompanying consolidated statements of comprehensive earnings.
10.
Supplemental Information to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Changes in assets and liabilities, net:
Accounts receivable	$(384)	$20	$(649)	$140
Other current assets	(36)	(51)	(40)	(71)
Other long-term assets	33	(17)	75	(118)
Accounts payable and revenues and royalties payable	(84)	93	562	179
Other current liabilities	(93)	(86)	172	(2)
Other long-term liabilities	(93)	(21)	(152)	61
Total	$(657)	$(62)	$(32)	$189
Supplementary cash flow data:
Interest paid	$212	$162	$467	$423
Income taxes paid	$472	$31	$433	$183

As of September 30, 2026, Devon had approximately $650 million of accrued capital expenditures included in total property and equipment, net and accounts payable on the consolidated balance sheets. As of December 31, 2025 (pre-merger), Devon had approximately $360 million of accrued capital expenditures included in total property and equipment, net and accounts payable on the

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

consolidated balance sheets. As of May 7, 2026, Devon assumed approximately $320 million of accrued capital expenditures included in accounts payable.

11.
Accounts Receivable

Components of accounts receivable include the following:

	September 30, 2026	December 31, 2025
Oil, gas and NGL sales	$2,161	$865
Joint interest billings	558	245
Marketing and midstream revenues	792	669
Other	37	20
Gross accounts receivable	3,548	1,799
Allowance for credit losses	(9)	(7)
Net accounts receivable	$3,539	$1,792

12.
Property and Equipment

The following table presents the aggregate capitalized costs related to Devon’s oil and gas and non-oil and gas activities.

	September 30, 2026	December 31, 2025
Property and equipment:
Proved	$85,032	$58,573
Unproved and properties under development	16,598	1,910
Total oil and gas	101,630	60,483
Less accumulated DD&A	(40,660)	(36,752)
Oil and gas property and equipment, net	60,970	23,731
Other property and equipment	3,003	2,624
Less accumulated DD&A	(791)	(936)
Other property and equipment, net	2,212	1,688
Property and equipment, net	$63,182	$25,419

13.
Investments

The following table presents Devon’s investments shown on the consolidated balance sheets.

	% Interest	Carrying Amount
Investments	September 30, 2026	September 30, 2026	December 31, 2025
Fervo	12%	$353	$162
WaterBridge	13%	245	268
Catalyst	50%	226	247
Producers Midstream	15%	102	—
Solitude	25%	83	—
Other	Various	65	50
Total		$1,074	$727

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

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In conjunction with the Merger, Devon acquired an investment in Producers Midstream, a joint venture that provides natural gas gathering and processing services in Lea County, New Mexico, in the Permian Basin. Devon’s investment does not give it the ability to exercise significant influence over Producers Midstream.

During the third quarter of 2026, Devon contributed approximately $83 million for a 25% ownership interest in Solitude, a joint venture formed to construct and operate two natural gas pipelines from the Permian Basin to the Texas Gulf Coast. In connection with the investment, Devon secured firm transportation capacity on the system. Solitude is a variable interest entity that Devon does not consolidate because Devon is not the primary beneficiary, as it does not have the power to direct activities that most significantly affect Solitude’s economic performance. Devon accounts for the investment under the equity method. Devon expects its total investment in Solitude to be approximately $500 million, including amounts contributed to date. As of September 30, 2026, Devon’s maximum exposure to loss under the terms of the joint venture agreement is approximately $900 million, including its current investment and future unfunded capital commitments.

14.
Debt and Related Expenses

See below for a summary of debt instruments and balances. The notes and debentures reflected below are senior, unsecured obligations of Devon.

	September 30, 2026	December 31, 2025
3.90% due May 15, 2027 (1)	$750	$—
7.50% due September 15, 2027	73	73
5.25% due October 15, 2027	390	390
5.875% due June 15, 2028	325	325
4.375% due March 15, 2029 (1)	500	—
4.50% due January 15, 2030	585	585
7.875% due September 30, 2031	675	675
7.95% due April 15, 2032	366	366
5.60% due March 15, 2034 (1)	500	—
5.20% due September 15, 2034	1,250	1,250
5.40% due February 15, 2035 (1)	750	—
5.60% due July 15, 2041	1,250	1,250
4.75% due May 15, 2042	750	750
5.00% due June 15, 2045	750	750
5.75% due September 15, 2054	1,000	1,000
5.90% due February 15, 2055 (1)	750	—
Term Loan due September 25, 2026	—	1,000
Net premium on debentures and notes	18	23
Debt issuance costs	(46)	(48)
Total debt	$10,636	$8,389
Less amount classified as short-term debt	822	998
Total long-term debt	$9,814	$7,391

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

Credit Lines

Devon has a $3.0 billion revolving Senior Credit Facility. In the first quarter of 2026, Devon amended the credit agreement governing the Senior Credit Facility to, among other things, extend the maturity date from March 24, 2030 to March 24, 2031, with the option to extend the maturity date by three additional one-year periods, subject to lender consent. As of September 30, 2026, Devon had no outstanding borrowings under the Senior Credit Facility and had less than $1.0 million in outstanding letters of credit under this facility. The Senior Credit Facility contains only one material financial covenant. This covenant requires Devon’s ratio of total funded debt to total capitalization, as defined in the credit agreement, to be no greater than 65%. Under the terms of the credit agreement, total capitalization is adjusted to add back non-cash financial write-downs such as impairments. As of September 30, 2026, Devon was in compliance with this covenant with a debt-to-capitalization ratio of 17.1%.

Commercial Paper

Devon’s Senior Credit Facility supports its $3.0 billion of short-term credit under its commercial paper program. Commercial paper debt generally has a maturity of between 1 and 90 days, although it can have a maturity of up to 365 days, and bears interest at rates agreed to at the time of the borrowing. As of September 30, 2026, Devon had no outstanding commercial paper borrowings.

Term Loan Credit Agreement and Repayment

In August 2024, Devon entered into a delayed draw term loan credit agreement (the “Term Loan Credit Agreement”), providing for delayed draw term loans in an aggregate principal amount not to exceed $2.0 billion, including a 364-day tranche of $500 million and a two-year tranche of $1.5 billion. On September 27, 2024, Devon borrowed $1.0 billion on the two-year tranche (the “Term Loan”) to partially fund the closing of the Grayson Mill acquisition. In June 2026, Devon repaid $250 million of the outstanding principal on the Term Loan, and in July 2026, Devon repaid the remaining $750 million of outstanding principal.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Retirement of Senior Notes

In June 2026, Devon early redeemed the $250 million of 3.77% senior notes due in September 2026 pursuant to the “make-whole” provisions in the governing document.

Net Financing Costs

The following schedule includes the components of net financing costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net financing costs:
Interest based on debt outstanding	$150	$125	$412	$378
Interest income	(7)	(18)	(43)	(42)
Other	4	2	12	12
Total net financing costs	$147	$109	$381	$348

15.
Leases

Devon’s operating lease right-of-use assets relate to real estate and other equipment related to the exploration, development and production of oil and gas. Devon’s financing lease right-of-use assets primarily relate to equipment related to the exploration, development and production of oil and gas.

The following table presents Devon’s right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
	Finance	Operating	Total	Finance	Operating	Total
Right-of-use assets	$51	$515	$566	$23	$276	$299
Lease liabilities:
Current lease liabilities (1)	$12	$149	$161	$7	$95	$102
Long-term lease liabilities	30	374	404	16	181	197
Total lease liabilities (2)	$42	$523	$565	$23	$276	$299
(1)
Current lease liabilities are included in other current liabilities on the consolidated balance sheets.
(2)
Devon has entered into certain leases of equipment related to the exploration, development and production of oil and gas that had terms not yet commenced as of September 30, 2026 and are therefore excluded from the amounts shown above.
16.
Asset Retirement Obligations

The following table presents the changes in Devon’s asset retirement obligations.

	Nine Months Ended September 30,
	2026	2025
Asset retirement obligations as of beginning of period	$906	$807
Assumed Coterra obligations	177	—
Liabilities incurred	40	50
Liabilities settled and divested	(39)	(54)
Revision and reclassification of estimated obligation	107	55
Accretion expense on discounted obligation	50	37
Asset retirement obligations as of end of period	1,241	895
Less current portion	53	45
Asset retirement obligations, long-term	$1,188	$850

During the first nine months of 2026 and 2025, Devon increased its asset retirement obligations by approximately $107 million and $55 million, respectively, primarily due to changes in current cost estimates for its oil and gas assets.

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

Share Repurchases

On May 7, 2026, Devon’s Board of Directors authorized an $8.0 billion share repurchase program, which expires on June 30, 2029. The table below provides information regarding purchases of Devon’s common stock in the first nine months of 2026 and 2025, respectively (shares in thousands).

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid per Share
2026:
First quarter (1)	1,850	$69	$37.39
Second quarter	4,434	202	$45.48
Third quarter	8,851	415	$46.96
Total year-to-date	15,135	$686	$45.36
2025:
First quarter	8,505	$301	$35.33
Second quarter	7,866	249	$31.78
Third quarter	7,324	250	$34.06
Total year-to-date	23,695	$800	$33.76
(1)
In connection with the Merger, Devon’s previous $5.0 billion share repurchase program was terminated on May 7, 2026. Under this program, Devon repurchased 1.9 million shares of common stock for $69 million, or $37.39 per share, during the first quarter of 2026 and 102 million common shares for $4.5 billion, or $43.90 per share, since the program’s inception in November 2021.

Dividends

Devon pays a quarterly fixed dividend. In connection with the Merger, Devon most recently raised its fixed dividend by approximately 33% from $0.24 to $0.32 per share in the second quarter of 2026. The following table summarizes Devon’s dividends for the first nine months of 2026 and 2025, respectively.

	Dividends	Rate Per Share
2026:
First quarter	$155	$0.24
Second quarter	366	$0.32
Third quarter	366	$0.32
Total year-to-date	$887
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Third quarter	151	$0.24
Total year-to-date	$470

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

Devon has previously received separate NOVs from the EPA alleging emissions and permitting violations relating to certain of Devon’s historic operations in North Dakota, western Texas and New Mexico, as applicable. Devon has been engaging with the EPA to resolve each of these matters, and Devon is actively negotiating a draft consent decree with the EPA and the U.S. Department of Justice with respect to the North Dakota NOV matter. If finalized, the consent decree may include monetary sanctions and obligations to complete mitigation projects and implement specific injunctive relief. Given that negotiations of the draft consent decree are ongoing and the uncertainty as to the ultimate result of the North Dakota NOV matter, Devon is currently unable to provide an estimate of potential loss; however, the costs associated with the resolution of the North Dakota NOV matter or any of the other NOV matters could be significant in amount and may include monetary penalties.

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

In March 2025, Devon received an order from the Department of the Interior, Bureau of Safety and Environmental Enforcement (“BSEE”) to decommission assets located on certain federal leases in the East Bay Field (the “Federal Assets”). As a result, during the first quarter of 2025, Devon recorded a contingent liability of $125 million within other liabilities in the consolidated balance sheet, reflecting the estimated costs of decommissioning the Federal Assets. Devon expects to be able to access funds available under certain bonds and a cash security account as and when Devon performs and pays these decommissioning obligations. Devon believes the funds will likely cover approximately $100 million of the estimated decommissioning costs for the Federal Assets. Accordingly, during the first quarter of 2025, Devon recorded an approximately $100 million receivable related to these sources of funds within other assets in the consolidated balance sheet. The remaining $25 million difference between the recorded decommissioning obligation and such sources of funds was recognized in the first quarter of 2025 in other, net on the consolidated statement of comprehensive earnings. In April 2026, Devon entered into a decommissioning agreement with BSEE and the surety for certain of these bonds, pursuant to which Devon commenced decommissioning activities on the Federal Assets and, in the third quarter of 2026, began receiving reimbursement for the associated costs under applicable bonds.

Devon may be required to perform or fund decommissioning obligations associated with the East Bay Field under state and federal regulations applicable to predecessor operators beyond amounts accrued. Factors impacting this contingency include, among others: (i) the ultimate outcome of the ongoing bankruptcy proceedings, including with respect to state lease assets included in the East Bay Field, (ii) the actual costs to decommission the Federal Assets relative to the estimates, which are subject to numerous assumptions and uncertainties, and (iii) Devon’s ability to successfully access additional funds under decommissioning bonds and other sources.

As of September 30, 2026, Devon has accrued approximately $120 million of contingent liabilities related to such decommissioning legacy matters, including liabilities associated with the East Bay Field.

DEVON ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

19.
Fair Value Measurements

The following table provides carrying value and fair value measurement information for certain of Devon’s financial assets and liabilities. The carrying values of cash, accounts receivable, other current receivables, accounts payable, other current payables, accrued expenses and lease liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2026 and December 31, 2025, as applicable. Therefore, such financial assets and liabilities are not presented in the following table.

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2026 assets (liabilities):
Cash equivalents	$6	$6	$6	$—	$—
Commodity derivatives	$119	$119	$—	$119	$—
Commodity derivatives	$(843)	$(843)	$—	$(843)	$—
Debt	$(10,636)	$(10,088)	$—	$(10,088)	$—
December 31, 2025 assets (liabilities):
Cash equivalents	$764	$764	$764	$—	$—
Commodity derivatives	$194	$194	$—	$194	$—
Commodity derivatives	$(1)	$(1)	$—	$(1)	$—
Debt	$(8,389)	$(8,290)	$—	$(8,290)	$—

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

Debt – Devon’s debt instruments do not consistently trade actively in an established market. The fair values of Devon’s debt are estimated based on rates available for debt with similar terms and maturity when active trading is not available.

Level 3 Fair Value Measurements

Devon had no fair value measurements using Level 3 inputs at September 30, 2026 or December 31, 2025.

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

The following table reflects Devon’s net earnings, assets and capital expenditures for the time periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$6,860	$4,331	$18,084	$13,067

LOE	764	481	1,876	1,443
Gathering, processing & transportation	490	213	1,072	636
Production and property taxes	397	201	990	627
Total significant expenses	1,651	895	3,938	2,706
Marketing and midstream expenses	1,855	1,453	5,276	4,246
DD&A	1,684	879	4,004	2,705
G&A	180	114	480	357
Financing costs, net	147	109	381	348
Income tax expense	244	219	763	600
Other segment items (1)	91	(31)	203	(14)
Total expenses	5,852	3,638	15,045	10,948

Net earnings	$1,008	$693	$3,039	$2,119

Total assets	$70,814	$31,221	$70,814	$31,221

Capital expenditures, including acquisitions	$1,816	$1,056	$6,813	$2,976
(1)
Other segment items included in segment net earnings are exploration expenses, asset impairments, asset dispositions, restructuring and transaction costs and other, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in our results of operations for the three-month and nine-month periods ended September 30, 2026 compared to previous periods, and in our financial condition and liquidity since December 31, 2025. For information regarding our critical accounting policies and estimates, see our 2025 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On February 1, 2026, we entered into the Merger Agreement providing for an all-stock merger of equals with Coterra, which successfully closed on May 7, 2026. The Merger created a leading large-cap shale operator with an asset base anchored by a premier position in the Permian Basin. We expect the combination to unlock substantial value for shareholders by leveraging enhanced scale to improve margins, increase free cash flow and accelerate cash returns through the capture of at least $1.0 billion in sustainable annual pre-tax synergies to be attained through an optimized capital program, operating margin improvements and streamlined corporate costs.

In connection with the Merger, we also initiated a review of our combined asset portfolio. On October 8, 2026, we entered into an agreement to sell our Eagle Ford assets for $4.2 billion in cash, subject to customary purchase price adjustments. The transaction furthers our strategy of focusing on our highest-return, longest-duration assets.

As a company, we remain focused on building economic value by executing on our strategic priorities of moderating production growth, emphasizing capital and operational efficiencies, optimizing reinvestment rates to maximize free cash flow, maintaining low leverage, delivering cash returns to our shareholders and pursuing operational excellence. Our recent performance highlights for these priorities include the following items for the third quarter of 2026:

•
Production totaled 1,668 MBoe/d, including oil production of 553 MBbls/d.
•
Generated $2.8 billion of operating cash flow.
•
Exited with $3.4 billion of liquidity, including $413 million of cash.
•
Retired $750 million of debt, bringing year-to-date retirements to $1.25 billion.
•
Announced a new $8.0 billion share repurchase program in May 2026 and repurchased approximately 8.9 million of our common shares for approximately $415 million, or $46.96 per share, under this share repurchase program during the third quarter of 2026.
•
Paid dividends of $366 million.
•
Remain on track to deliver at least $1.0 billion of annual pre-tax merger synergies by year-end 2027.
•
Earnings attributable to Devon were $1.0 billion, or $0.88 per diluted share.
•
Subsequent to quarter end, entered into an agreement to sell our Eagle Ford assets for $4.2 billion, with closing expected in early 2027.

Our net earnings and operating cash flow are highly dependent upon oil, gas and NGL prices, which can be volatile due to several varying factors. As shown in the graph below, during the first nine months of 2026, commodity prices have experienced heightened volatility, driven primarily by significant geopolitical events, including conflict in the Middle East and disruptions to global oil supply, along with continued uncertainty in global trade policy and OPEC+ production decisions.

Despite the potential negative impacts of higher inflation rates and supply chain disruptions created by these developments, we remain committed to capital discipline and delivering the objectives that underpin our current plan. Our disciplined, returns-driven strategy is designed to adapt to market fluctuations by reducing activity when necessary to maximize free cash flow generation. We will continue to prioritize value creation through moderated capital investment and production growth, particularly with a view of the volatility in commodity prices, supply chain constraints and the economic uncertainty arising from inflation and geopolitical events. Our cash-return objectives remain focused on opportunistic share repurchases, funding our dividends, repaying debt at upcoming maturities and building cash balances. To emphasize our commitment to maximizing free cash flow and creating value for shareholders, we remain on track to deliver at least $1.0 billion of annual pre-tax run-rate synergies by year end 2027, with approximately $700 million of synergies expected to be captured in 2027. We are driving progress on capital optimization, operating margin improvements and a reduced corporate cost structure through the sharing of best practices and technology across the combined company.

Results of Operations

The following graphs, discussion and analysis are intended to provide an understanding of our results of operations and current financial condition. To facilitate the review, these numbers are being presented before consideration of noncontrolling interests.

Q3 2026 vs. Q2 2026

Our third quarter 2026 and second quarter 2026 net earnings were $1.0 billion and $1.9 billion, respectively. The graph below shows the change in net earnings from the second quarter of 2026 to the third quarter of 2026. The material changes are further discussed by category on the following pages.

Production Volumes

	Q3 2026	% of Total	Q2 2026	Change
Oil (MBbls/d)
Permian	389	70%	329	18%
Rockies	101	18%	105	-4%
Eagle Ford	37	7%	48	-23%
Anadarko	22	4%	17	34%
Other	4	1%	4	N/M
Total	553	100%	503	10%

	Q3 2026	% of Total	Q2 2026	Change
Gas (MMcf/d)
Permian	1,543	35%	1,274	21%
Rockies	230	5%	237	-3%
Eagle Ford	69	2%	85	-19%
Anadarko	538	12%	396	36%
Marcellus	2,018	46%	1,258	60%
Other	2	0%	2	N/M
Total	4,400	100%	3,252	35%

	Q3 2026	% of Total	Q2 2026	Change
NGLs (MBbls/d)
Permian	256	67%	206	24%
Rockies	48	13%	47	1%
Eagle Ford	13	3%	15	-12%
Anadarko	65	17%	45	44%
Other	—	0%	1	N/M
Total	382	100%	314	22%

	Q3 2026	% of Total	Q2 2026	Change
Combined (MBoe/d)
Permian	901	54%	748	21%
Rockies	187	11%	192	-3%
Eagle Ford	61	4%	77	-20%
Anadarko	177	11%	128	39%
Marcellus	336	20%	210	60%
Other	6	0%	4	N/M
Total	1,668	100%	1,359	23%

From the second quarter of 2026 to the third quarter of 2026, the change in volumes contributed to a $669 million increase in earnings. The increase in volumes was primarily due to a full quarter of production from the Coterra legacy assets in the Permian, Anadarko and Marcellus acquired in the Merger, which closed on May 7, 2026, partially offset by natural well declines and the timing of completions in the Eagle Ford.

Realized Prices

	Q3 2026	Realization	Q2 2026	Change
Oil (per Bbl)
WTI index	$85.63		$92.47	-7%
Realized price, unhedged	$84.69	99%	$95.10	-11%
Cash settlements	$(5.15)		$(7.01)
Realized price, with hedges	$79.54	93%	$88.09	-10%

	Q3 2026	Realization	Q2 2026	Change
Gas (per Mcf)
Henry Hub index	$2.96		$2.90	2%
Realized price, unhedged	$1.97	66%	$0.35	459%
Cash settlements	$0.19		$0.70
Realized price, with hedges	$2.16	73%	$1.05	106%

	Q3 2026	Realization	Q2 2026	Change
NGLs (per Bbl)
WTI index	$85.63		$92.47	-7%
Realized price, unhedged	$23.81	28%	$22.70	5%
Cash settlements	$—		$—
Realized price, with hedges	$23.81	28%	$22.70	5%

	Q3 2026	Q2 2026	Change
Combined (per Boe)
Realized price, unhedged	$38.70	$41.30	-6%
Cash settlements	$(1.20)	$(0.94)
Realized price, with hedges	$37.50	$40.36	-7%

From the second quarter of 2026 to the third quarter of 2026, realized prices contributed to a $164 million increase in earnings. Unhedged gas prices increased due to a full quarter of Coterra legacy Marcellus production, which shifted our gas mix away from the Permian, where negative Waha spot pricing impacted the second quarter of 2026. The increase was partially offset by lower unhedged oil prices due to lower WTI index prices.

We currently have approximately 45% and 30% of our remaining anticipated 2026 oil and gas production hedged, respectively. For 2027, we currently have approximately 35% and 10% of our anticipated oil and gas production hedged, respectively, excluding production from our Eagle Ford assets, which we expect to divest in early 2027. For additional information regarding the Eagle Ford divestiture, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Hedge Settlements

	Q3 2026	Q2 2026	Change
Oil	$(262)	$(321)	-18%
Natural gas	77	205	N/M
Total cash settlements (1)	$(185)	$(116)	59%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Q3 2026	Q2 2026	Change
LOE	$764	$626	22%
Gathering, processing & transportation	490	391	25%
Production taxes	376	357	5%
Property taxes	21	19	11%
Total	$1,651	$1,393	19%
Per Boe:
LOE	$4.98	$5.06	-2%
Gathering, processing & transportation	$3.20	$3.16	1%
Percent of oil, gas and NGL sales:
Production taxes	6.3%	7.0%	-9%

Production expenses increased primarily due to a full quarter of expenses associated with the Coterra legacy assets acquired in the Merger. Production taxes as a percentage of oil, gas and NGL sales decreased primarily due to a different post-merger asset and product mix.

DD&A

	Q3 2026	Q2 2026	Change
Oil and gas per Boe	$10.72	$11.19	-4%

Oil and gas	$1,647	$1,383	19%
Other property and equipment	37	33	13%
Total DD&A	$1,684	$1,416	19%

DD&A increased in the third quarter of 2026 primarily due to a full quarter of DD&A associated with the Coterra legacy assets acquired in the Merger. For additional information regarding the Merger, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

G&A

	Q3 2026	Q2 2026	Change
G&A per Boe	$1.18	$1.41	-17%

Labor and benefits	$107	$95	13%
Non-labor	73	80	-9%
Total	$180	$175	3%

G&A increased primarily due to a full quarter of labor and benefits costs associated with the Merger. However, our G&A per Boe rate decreased due to a shift in asset mix following the Merger, as increased production volumes drove Boe growth at a faster rate than the corresponding increase in G&A.

Other Items

	Q3 2026	Q2 2026	Change in earnings
Commodity hedge valuation changes (1)	$(729)	$530	$(1,259)
Marketing and midstream operations	(20)	23	(43)
Exploration expenses	14	16	2
Asset dispositions	—	(25)	(25)
Net financing costs	147	125	(22)
Restructuring and transaction costs	69	246	177
Other, net	8	(187)	(195)
			$(1,365)
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

Income Taxes

	Q3 2026	Q2 2026
Current expense	$276	$378
Deferred expense (benefit)	(32)	95
Total expense	$244	$473
Current tax rate	22%	16%
Deferred tax rate	-3%	4%
Effective income tax rate	19%	20%

For discussion on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

September 30, 2026 YTD vs. September 30, 2025 YTD

Our nine months ended September 30, 2026 net earnings were $3.0 billion, compared to net earnings of $2.1 billion for the nine months ended September 30, 2025. The graph below shows the change in net earnings from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The material changes are further discussed by category on the following pages.

Production Volumes

	Nine Months Ended September 30,
	2026	% of Total	2025	Change
Oil (MBbls/d)
Permian	315	65%	222	42%
Rockies	103	21%	109	-5%
Eagle Ford	43	9%	42	2%
Anadarko	17	4%	12	43%
Other	3	1%	3	N/M
Total	481	100%	388	24%

	Nine Months Ended September 30,
	2026	% of Total	2025	Change
Gas (MMcf/d)
Permian	1,219	40%	801	52%
Rockies	232	8%	235	-1%
Eagle Ford	76	3%	83	-8%
Anadarko	391	13%	262	49%
Marcellus	1,100	36%	—	N/M
Other	1	0%	—	N/M
Total	3,019	100%	1,381	119%

	Nine Months Ended September 30,
	2026	% of Total	2025	Change
NGLs (MBbls/d)
Permian	200	66%	129	56%
Rockies	47	15%	48	-2%
Eagle Ford	13	4%	12	5%
Anadarko	45	15%	29	55%
Other	—	0%	—	N/M
Total	305	100%	218	40%

	Nine Months Ended September 30,
	2026	% of Total	2025	Change
Combined (MBoe/d)
Permian	718	56%	484	48%
Rockies	189	15%	196	-4%
Eagle Ford	68	5%	68	N/M
Anadarko	127	10%	84	50%
Marcellus	183	14%	—	N/M
Other	5	0%	4	N/M
Total	1,290	100%	836	54%

From the nine months ended September 30, 2025 to the nine months ended September 30, 2026, the change in volumes contributed to a $2.9 billion increase in earnings. Due to the Merger closing on May 7, 2026, volumes now include Coterra legacy assets in the Permian, Anadarko and Marcellus. Volumes associated with these Coterra legacy assets were approximately 431 MBoe/d in the nine months ended September 30, 2026.

Realized Prices

	Nine Months Ended September 30,
	2026	Realization	2025	Change
Oil (per Bbl)
WTI index	$83.40		$66.79	25%
Realized price, unhedged	$84.34	101%	$64.66	30%
Cash settlements	$(4.89)		$0.69
Realized price, with hedges	$79.45	95%	$65.35	22%

	Nine Months Ended September 30,
	2026	Realization	2025	Change
Gas (per Mcf)
Henry Hub index	$3.64		$3.39	7%
Realized price, unhedged	$1.34	37%	$1.78	-24%
Cash settlements	$0.35		$0.08
Realized price, with hedges	$1.69	46%	$1.86	-9%

	Nine Months Ended September 30,
	2026	Realization	2025	Change
NGLs (per Bbl)
WTI index	$83.40		$66.79	25%
Realized price, unhedged	$22.01	26%	$18.79	17%
Cash settlements	$—		$0.07
Realized price, with hedges	$22.01	26%	$18.86	17%

	Nine Months Ended September 30,
	2026	2025	Change
Combined (per Boe)
Realized price, unhedged	$39.83	$37.86	5%
Cash settlements	$(1.02)	$0.47
Realized price, with hedges	$38.81	$38.33	1%

From the nine months ended September 30, 2025 to the nine months ended September 30, 2026, realized prices contributed to a $2.5 billion increase in earnings. This increase was primarily due to higher unhedged realized oil and NGL prices. This increase was partially offset by lower unhedged realized gas prices and oil hedge cash settlements.

Hedge Settlements

	Nine Months Ended September 30,
	2026	2025	Change
Oil	$(643)	$73	-981%
Natural gas	285	30	850%
NGL	—	4	N/M
Total cash settlements (1)	$(358)	$107	-435%
(1)
Included as a component of oil, gas and NGL derivatives on the consolidated statements of comprehensive earnings.

Cash settlements as presented in the tables above represent realized gains or losses related to the instruments described in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Production Expenses

	Nine Months Ended September 30,
	2026	2025	Change
LOE	$1,876	$1,443	30%
Gathering, processing & transportation	1,072	636	69%
Production taxes	938	576	63%
Property taxes	52	51	2%
Total	$3,938	$2,706	46%
Per Boe:
LOE	$5.33	$6.32	-16%
Gathering, processing & transportation	$3.05	$2.78	9%
Percent of oil, gas and NGL sales:
Production taxes	6.7%	6.7%	0%

Production expenses increased primarily due to the Merger closing on May 7, 2026, partially offset by positive results from the recently completed pre-merger business optimization plan. LOE per Boe decreased and gathering, processing & transportation per Boe increased due to a different post-merger asset and product mix. Production taxes increased primarily due to higher oil, gas and NGL sales, on which production taxes are assessed, driven by higher production volumes following the Merger.

DD&A and Asset Impairments

	Nine Months Ended September 30,
	2026	2025	Change
Oil and gas per Boe	$11.10	$11.52	-4%

Oil and gas	$3,908	$2,630	49%
Other property and equipment	96	75	27%
Total DD&A	$4,004	$2,705	48%

Asset impairments	$—	$254	N/M

DD&A increased in the first nine months of 2026 primarily due to higher volumes driven by the Merger and new well activity in the Permian.

In the first quarter of 2025, we rationalized two headquarters-related real estate assets resulting in total asset impairments of $254 million. See Note 5 in “Part I. Financial Information – Item 1. Financial Statements” of this report for further discussion.

G&A

	Nine Months Ended September 30,
	2026	2025	Change
G&A per Boe	$1.36	$1.56	-13%

Labor and benefits	$266	$189	41%
Non-labor	214	168	27%
Total	$480	$357	34%

G&A increased primarily due to the Merger closing on May 7, 2026. However, our G&A per Boe rate decreased due to a shift in asset mix following the Merger, as increased production volumes drove Boe growth at a faster rate than the corresponding increase in G&A.

Other Items

	Nine Months Ended September 30,
	2026	2025	Change in earnings
Commodity hedge valuation changes (1)	$(843)	$111	$(954)
Marketing and midstream operations	(13)	(42)	29
Exploration expenses	55	38	(17)
Asset dispositions	(24)	(342)	(318)
Net financing costs	381	348	(33)
Restructuring and transaction costs	334	36	(298)
Other, net	(162)	—	162
			$(1,429)
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

During the first nine months of 2026, we recognized a gain on our Fervo investment of approximately $201 million in other, net. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Income Taxes

	Nine Months Ended September 30,
	2026	2025
Current expense	$466	$278
Deferred expense	297	322
Total expense	$763	$600
Current tax rate	12%	10%
Deferred tax rate	8%	12%
Effective income tax rate	20%	22%

For information on income taxes, see Note 7 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Capital Resources, Uses and Liquidity

Sources and Uses of Cash

The following table presents the major changes in cash, cash equivalents and restricted cash for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash flow	$2,808	$1,690	$8,137	$5,177
Cash acquired in Merger	—	—	581	—
Capital expenditures	(1,464)	(870)	(3,621)	(2,760)
Acquisitions of property and equipment	(320)	(197)	(3,239)	(221)
Divestitures of property, equipment and investments	6	38	96	543
Investment activity, net	(85)	5	(75)	15
Debt activity	(750)	(485)	(1,250)	(485)
Repurchases of common stock	(414)	(250)	(680)	(800)
Common stock dividends	(366)	(151)	(887)	(470)
Noncontrolling interest activity, net	—	(260)	—	(269)
Repayment of finance leases	(3)	—	(8)	(274)
Other	(8)	(1)	(75)	(24)
Net change in cash, cash equivalents and restricted cash	$(596)	$(481)	$(1,021)	$432
Cash, cash equivalents and restricted cash at end of period	$413	$1,278	$413	$1,278

Operating Cash Flow and Cash Acquired in Merger

As presented in the table above, net cash provided by operating activities continued to be a significant source of capital and liquidity. Operating cash flow grew approximately 57% during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to the Merger and significantly higher prices in the first nine months of 2026. Operating cash flow funded our capital expenditures, and we continued to return value to our shareholders by utilizing cash flow and cash balances for share repurchases, dividends and debt retirements.

Capital Expenditures

The amounts in the table below reflect cash payments for capital expenditures, including cash paid for capital expenditures incurred in prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Permian	$859	$462	$2,094	$1,418
Rockies	199	197	619	652
Eagle Ford	105	138	338	431
Anadarko	126	34	264	118
Marcellus	121	—	185	—
Other	—	1	2	3
Total oil and gas	1,410	832	3,502	2,622
Midstream	38	29	84	95
Other	16	9	35	43
Total capital expenditures	$1,464	$870	$3,621	$2,760

Capital expenditures consist primarily of amounts related to our oil and gas exploration and development operations, midstream operations and other corporate activities. Our capital investment program is driven by a disciplined allocation process focused on moderating our production growth and maximizing our returns. As such, our capital expenditures for the first nine months of 2026 represented approximately 45% of our operating cash flow. Capital expenditures increased in 2026 primarily due to the Merger closing on May 7, 2026 and results now include activity related to Coterra legacy assets in the Permian, Anadarko and Marcellus.

Acquisitions of Property and Equipment

During the first nine months of 2026, we completed acquisitions of property primarily related to state and federal land sales in the Permian for approximately $2.8 billion. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Divestitures of Property, Equipment and Investments

During the first nine months of 2026, we received proceeds of $96 million from asset dispositions.

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

Investment Activity

During the first nine months of 2026 and 2025, we received distributions from our investments of $32 million and $27 million, respectively. We contributed $107 million and $12 million to our investments during the first nine months of 2026 and 2025, respectively. The 2026 contributions primarily relate to our investment in Solitude. For additional information, see Note 13 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Debt Activity

During the first nine months of 2026, we retired $1.25 billion of debt, including repayment of the $1.0 billion Term Loan. For additional information, see Note 14 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

During the first nine months of 2025, we early redeemed the $485 million of 5.85% senior notes due in December 2025 pursuant to the “par-call” rights set forth in the indenture document.

Shareholder Distributions and Stock Activity

We repurchased approximately 15.1 million shares of common stock for $686 million and approximately 23.7 million shares of common stock for $800 million under the share repurchase programs authorized by our Board of Directors in the first nine months of 2026 and 2025, respectively. For additional information, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The following table summarizes our common stock dividends during the third quarter and total for the first nine months of 2026 and 2025. In connection with the Merger, Devon most recently raised its fixed dividend by approximately 33% from $0.24 to $0.32 per share in the second quarter of 2026.

	Dividends	Rate Per Share
2026:
First quarter	$155	$0.24
Second quarter	366	$0.32
Third quarter	366	$0.32
Total year-to-date	$887
2025:
First quarter	$163	$0.24
Second quarter	156	$0.24
Third quarter	151	$0.24
Total year-to-date	$470

Noncontrolling Interest Activity, net

On August 1, 2025, Devon completed the acquisition of all outstanding noncontrolling interests in CDM for $260 million. Accordingly, all future net income and cash flows from CDM are fully attributable to Devon and there will be no further distributions to or contributions from noncontrolling interest holders.

During the first nine months of 2025, we distributed $23 million to, and received $14 million in contributions from, our noncontrolling interests in CDM.

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

On May 7, 2026, Devon and Coterra completed an all-stock merger of equals transaction. The strategic combination is expected to unlock substantial value for shareholders by leveraging enhanced scale to improve margins, increase free cash flow and accelerate cash returns through the capture of at least $1.0 billion in sustainable annual pre-tax synergies. Following the successful completion of the Merger, we announced an $8.0 billion share repurchase program that expires on June 30, 2029. We also raised our fixed dividend by approximately 33% from $0.24 to $0.32 per share in the second quarter of 2026. In connection with the Merger, we initiated a review of our combined asset portfolio. As a result of this review, in October 2026, we entered into an agreement to sell our Eagle Ford assets. For additional information, see Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

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

Operating Cash Flow

Key inputs into determining our planned capital investment are the amount of cash we hold and operating cash flow we expect to generate over the next one to three or more years. At the end of the third quarter of 2026, we held approximately $413 million of cash. Our operating cash flow forecasts are sensitive to many variables and include a measure of uncertainty as actual results may differ from our expectations.

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

To mitigate some of the risk inherent in prices, we utilize various derivative financial instruments to protect a portion of our production against downside price risk. The key terms of our oil, gas and NGL derivative financial instruments as of September 30, 2026 are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Cost savings and synergies resulting from the Merger are expected to be attained through an optimized capital program, operating margin improvements and streamlined corporate costs. We remain on track to deliver at least $1.0 billion of annual pre-tax run-rate synergies by year-end 2027, with approximately $700 million of synergies expected to be captured in 2027. Shared best practices and technology are driving progress across these initiatives, strengthening margins and maximizing capital efficiency across the combined portfolio.

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

Restructuring and Transaction Related Costs – Merger-related restructuring and transaction cost cash outflows were paid in the first nine months of 2026, with additional costs expected to be paid primarily through the end of 2027. Payments extending beyond 2026 relate primarily to employee costs and the associated employee severance benefits, costs to modify or abandon vendor contracts and the acceleration of certain employee benefits triggered by the Merger.

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

Repayment of Debt

During the first nine months of 2026, we retired $1.25 billion of debt, including repayment of the $1.0 billion Term Loan. Following these repayments, we have no outstanding debt maturities until the second quarter of 2027. We expect these repayments to lower our annual cash net financing costs by approximately $60 million.

Credit Availability

As of September 30, 2026, we had approximately $3.0 billion of available borrowing capacity under our Senior Credit Facility. This credit facility supports our $3.0 billion of short-term credit under our commercial paper program. At September 30, 2026, there were no borrowings under our commercial paper program, and we were in compliance with the Senior Credit Facility’s financial covenant.

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

In November 2026, Devon announced a cash dividend in the amount of $0.32 per share payable in the fourth quarter of 2026 and will total approximately $363 million.

Following the completion of the Merger, we announced an $8.0 billion share repurchase program that expires on June 30, 2029. Through October 2026, we had executed approximately $725 million of the authorized program.

Capital Expenditures

Our capital expenditures budget for the remainder of 2026 is expected to be approximately $1.3 billion to $1.4 billion. Our budget includes the Eagle Ford assets through the expected closing of the sale.

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

Tax Contingencies

As we are regularly audited by tax authorities, we have and will continue to have our tax positions challenged. Certain tax authorities require material cash deposits be made to further dispute and respond to any of our challenged tax positions. The Canada Revenue Agency (“CRA”) proposed several material adjustments to prior tax years relating to our legacy Canadian business. We have been engaging with the CRA to resolve these matters, and the CRA has issued formal assessments for certain of such adjustments. We disagree with the adjustments and intend to vigorously contest the assessments, which may require us to make material cash deposits while the matters are being resolved.

Divestitures of Property and Equipment

In October 2026, we entered into an agreement to sell our Eagle Ford assets for $4.2 billion in cash, subject to customary purchase price adjustments. The transaction is expected to close in early 2027, subject to regulatory approvals and customary closing conditions. We intend to use the proceeds to accelerate share repurchases and to strengthen the balance sheet through debt reduction. Additional information is included in Note 2 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

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

Further, in the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses and tax credits generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred during the third quarter of 2026 for Devon; however, the Merger resulted in an ownership change for Coterra, which increases the likelihood Devon could experience an ownership change over the next three years.

For additional information regarding our critical accounting policies and estimates, see our 2025 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

As of September 30, 2026, we have commodity derivatives that pertain to a portion of our estimated production for the last three months of 2026, as well as for 2027 and 2028. The key terms of our open oil, gas and NGL derivative financial instruments are presented in Note 3 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

The fair values of our commodity derivatives are largely determined by the forward curves of the relevant price indices. At September 30, 2026, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by approximately $625 million.

Interest Rate Risk

At September 30, 2026, we had total debt of $10.6 billion, comprised of debentures and notes with fixed interest rates that averaged 5.49%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Devon, including its consolidated subsidiaries, is made known to the officers who certify Devon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2026 to ensure that the information required to be disclosed by Devon in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Other than as described above in connection with the Merger, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. However, to our knowledge as of the date of this report and subject to the environmental matters noted in Part I, Item 3. Legal Proceedings of our 2025 Annual Report on Form 10-K and in Part II, Item 1. Legal Proceedings of our Second Quarter 2026 Quarterly Report on Form 10-Q, there were no material pending legal proceedings to which we are a party or to which any of our property is subject. For more information on our legal contingencies, see Note 18 in “Part I. Financial Information – Item 1. Financial Statements” of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of our common stock that were made by us during the third quarter of 2026 (shares in thousands).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 – July 31	2,388	$43.13	2,346	$7,697
August 1 – August 31	1,510	$46.30	1,431	$7,631
September 1 – September 30	5,167	$48.81	5,074	$7,383
Total	9,065	$46.89	8,851

(1)
In addition to shares purchased under the share repurchase program described below, these amounts include approximately 214 thousand shares received by us from employees for the payment of personal income tax withholdings on vesting transactions.
(2)
On May 7, 2026, Devon announced an $8.0 billion share repurchase program, which expires on June 30, 2029. During the third quarter of 2026, we repurchased 8.9 million common shares for $415 million, or $46.96 per share, under this share repurchase program. For additional information, see Note 17 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described below.

On September 13, 2026, Thomas E. Jorden, chair of Devon’s Board of Directors, as trustee of the Thomas E. and Tamara Jacks Jorden Revocable Trust, terminated a previously disclosed Rule 10b5-1 trading arrangement that was originally adopted on June 12, 2026 and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The terminated arrangement provided for the potential sale of up to 250,000 shares of Devon common stock, subject to certain conditions, during the period from September 14, 2026 through March 15, 2027.

Item 6. Exhibits

Exhibit Number	Description

10.1*	2026 Amendment to the Devon Energy Corporation 2022 Long-Term Incentive Plan (amended and restated effective as of November 19, 2025).

10.2*	Amendment, dated August 10, 2026, to the Severance Agreement, dated March 4, 2014, between Devon Energy Corporation and John Raines.

10.3*	Form of Notice of Grant of Restricted Stock Award and Award Agreement under the 2022 Long-Term Incentive Plan (three-year cliff vesting).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVON ENERGY CORPORATION

Date: November 6, 2026	/s/ Gregory F. Conaway
Gregory F. Conaway
Vice President and Chief Accounting Officer